Form 10-Q
period 1995-03-31
UNITED STATES LIME & MINERALS INC
filed 1995-04-17
CIK 82020

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                       ----------------------------------
                            Washington, D.C.  20549

                             --------------------

                                   Form 10-Q
(Mark One)
 [ X ]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                       -----------------------------------

                 For the quarterly period ended MARCH 31, 1995
                                       OR
 [   ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ........ to ........
                        Commission file number is 0-4197

                      UNITED STATES LIME & MINERALS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             TEXAS                                           75-0789226
             -----                                          ------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

12221 MERIT DRIVE, SUITE 500, DALLAS, TX                         75251
- ----------------------------------------                        -------
 (Address of principal executive offices)                      (Zip Code)

                                 (214) 991-8400
              ----------------------------------------------------
              (Registrant's Telephone Number, including area code)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes   X                   No
            -----                    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of April 13, 1995, 3,836,063 shares of common stock, $.10 par value, were outstanding.

PART I.    FINANCIAL INFORMATION
ITEM 1:    FINANCIAL STATEMENTS

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)
(Unaudited)



                                                      March 31,                      December 31,
ASSETS                                                 1995                              1994
                                                   -------------                    ------------
Current Assets:
  Cash and cash equivalents                        $         157                    $        23
  Trade receivables                                        5,519                          6,002
  Inventories                                              4,932                          4,770
  Prepaid expenses and other assets                          633                            320
                                                   -------------                    -----------
     Total current assets                                 11,241                         11,115
                                                   -------------                    -----------

Property, plant and equipment at cost:                    50,856                         50,028
  Less accumulated depreciation                         (35,732)                       (35,052)
                                                   -------------                    -----------
  Net property, plant and equipment                       15,124                         14,976
                                                   -------------                    -----------

Note receivable                                              326                            343
Other assets, net                                            993                            963
                                                   -------------                    -----------
Total assets                                       $      27,684                    $    27,397
                                                   =============                    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current installments of long-term debt           $       1,143                    $     1,143
  Accounts payable-trade                                   2,697                          2,671
  Accrued expenses                                         1,705                          1,858
                                                   -------------                    -----------
      Total current liabilities                            5,545                          5,672

Long-term debt,  excluding current
 installments                                              6,139                          6,225
Other liabilities                                            772                            698

Stockholders' equity:
  Common stock                                               529                            529
  Additional paid-in capital                              15,848                         15,848
  Retained earnings                                       14,323                         13,897
                                                   -------------                    -----------
                                                          30,700                         30,274
  Less treasury stock at cost;
    1,458,002 shares of common stock                    (15,472)                       (15,472)
                                                   -------------                    -----------
     Total stockholders' equity                           15,228                         14,802
                                                   -------------                    -----------
Total liabilities and stockholders' equity         $      27,684                    $    27,397
                                                   =============                    ===========



See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands of dollars, except per share data)
(Unaudited)


                                                      THREE MONTHS ENDED          THREE MONTHS ENDED
                                                        March 31, 1995               March 31, 1994
                                                      ------------------         --------------------
Revenues                                             $   8,649      100.00%       $ 6,763      100.00%

Cost of revenues:
    Labor and other operating
     expenses                                            5,854       67.68%         5,075       75.04%
    Depreciation, depletion and                            802        9.27%           815       12.05%
     amortization
    Amortization of cost in excess of
      net assets acquired                                   -                         164        2.42%
                                                     ----------------------       --------------------
                                                         6,656       76.96%         6,054       89.52%
                                                     ----------------------       --------------------
Gross profit                                             1,993       23.04%           709       10.48%

    Selling, general and
     administrative expenses                             1,292       14.94%         1,234       18.25%
                                                     ----------------------       --------------------
Operating profit (loss)                                    701        8.10%         (525)       -7.76%
                                                     ----------------------       --------------------
    Other deductions (income):
    Interest expense                                       175        2.02%           212        3.13%
    Other, net                                             (9)       -0.10%          (11)       -0.16%
                                                     ----------------------       --------------------
                                                           166        1.92%           201        2.97%
                                                     ----------------------       --------------------
Net income (loss) before income taxes                      535        6.19%         (726)      -10.73%

    Federal and state income taxes                         109        1.26%            -
                                                     ----------------------       --------------------
Net income (loss)                                    $     426        4.93%       $ (726)      -10.73%
                                                     ======================       ====================

Net income (loss) per share of
  common stock                                       $    0.11                    $(0.19)
                                                     =========                    =======

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)
(Unaudited)

                                                                                                 THREE MONTHS ENDED
                                                                                         --------------------------------
                                                                                                       MARCH 31,
                                                                                         ---------------------------------
                                                                                             1995                  1994
                                                                                         ------------           ----------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income (loss)                                                                      $        426          $   (726)
  Adjustments to reconcile net income (loss)
   to net cash provided by operating activities:
     Depreciation, depletion and amortization                                                     837              1,031
     Amortization of financing costs                                                               18                 18

     Loss on sale of property                                                                      16                -
     Current assets (net change) [1]                                                              (8)                577
     Other assets                                                                                (14)                 47
     Current liabilities (net change) [2]                                                       (127)              (614)
     Other liabilities                                                                             74                (4)
                                                                                         ------------          ---------
     Net cash provided by operating activities                                                  1,222                329


CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant and equipment                                                   (1,011)              (342)
  Proceeds from sale of property, plant and equipment                                               9                -
                                                                                         ------------          ---------
     Net cash (used in) investing activities                                                  (1,002)              (342)
                                                                                         ------------          ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                                                        700                200
  Principal payments of  debt and lease obligations                                             (786)              (191)
  Amount due from ESOP net of income tax (net change)                                             -                  102
                                                                                         ------------          ---------
    Net cash provided by (used in) financing activities                                          (86)                111
                                                                                         ------------          ---------
  Net increase in cash                                                                            134                 98
  Cash at beginning of period                                                                      23                414
                                                                                         ------------          ---------
  Cash at end of period                                                                  $        157          $     512
                                                                                         ============          =========
  Supplemental cash flow information:
    Interest paid                                                                        $        153          $     125
                                                                                         ============          =========
    Income taxes paid                                                                    $        170          $     -
                                                                                         ============          =========

[1]  Exclusive of net change in cash.
[2]  Exclusive of net change in debt and lease obligations.


See accompanying notes to condensed consolidated financial statements.

              UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)
1.       Basis of Presentation

         The condensed consolidated financial statements included herein have been prepared by the Company without independent audit. In the opinion of the Company's management, all adjustments of a normal and recurring nature necessary to present fairly the financial position, results of operations and cash flows for the periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the period ended December 31, 1994. The results of operations for the period ended March 31, 1995 are not necessarily indicative of what the operating results for the full year will be.

2.       Earnings Per Common Share

         Earnings per share of common stock are based on the weighted average number of common shares outstanding during each period.

3.       Inventories

         Inventories consist of the following at:

                                                     March 31,           December 31,
                                                        1995                1994
                                                   -------------        ------------
                                                       (In thousands of dollars)
                 Raw materials                       $   901               $   714
                 Finished goods                        2,330                 2,440
                 Service parts                         1,701                 1,616
                                                     -------               -------
                    Total Inventories                $ 4,932               $ 4,770
                                                     =======               =======

4.       Prepaid Expenses

         At March 31, 1995, prepaid expenses included $347,000 of deferred costs that will be absorbed in inventory by the end of the year based on units of production method. The costs relate to a planned aggregates production shut-down of one of the plant facilities during the first quarter of 1995. Deferred costs include maintenance and other expenses incurred during the quarter that will contribute towards revenues in subsequent quarters.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         LIQUIDITY AND CAPITAL RESOURCE

         Cash flows from continuing operating activities increased to $1,222,000 for the three months ended March 31, 1995, from $329,000 for the three months ended March 31, 1994.

         In February 1994, the Company fixed the interest rate on its $8,000,000 Term Loan at 7.95% per annum for three years.

         The Company has completed the feasibility studies for a new kiln at the Arkansas plant and has decided to proceed with this project. The new kiln will complement the existing shaft kiln by allowing the Company to expand its customer base. The lime produced on the new kiln will meet the specific chemical needs of customers the Company currently is unable to serve. The project is expected to cost approximately $5-6 million.

         RESULTS OF OPERATION

         Revenues increased from $6,763,000 in the first quarter of 1994 to $8,649,000 in the first quarter of 1995, an increase of $1,886,000 or 28%. This resulted from a 32% increase in sales volume and a 4% decrease in prices.

         The Company's gross profit was $1,993,000 in the first quarter of 1995, compared to $709,000 in the first quarter of 1994, a 181% increase. Gross profit margin for the first quarter of 1995 increased to 23.0%, from 10.5% in 1994. The higher gross profit was attributed to increased sales volume, improved production efficiencies, and a mild winter. In addition, gross profit was enhanced by lower depreciation costs and no amortization in this quarter of cost in excess of net assets acquired.

         Selling, general and administrative expenses (SG&A) increased 5% to $1,292,000 in the first quarter of 1995, compared to $1,234,000 in the first quarter of 1994. However, SG&A as a percentage of sales decreased to 14.9% from 18.3% a year ago.

         Interest expense decreased by $37,000 in the first quarter of 1995, compared to the first quarter of 1994. This decrease was due to decreases in the revolving credit loan and the term loan balances.

         The combination of a mild winter, which contributed to increased sales volumes, and improved production efficiencies were significant factors in the Company's first quarter net income. The Company reported net income of $426,000 or 11 cents per share during the first quarter of 1995, compared to a loss of $726,000 or 19 cents per share during the first quarter of 1994.

PART  II.  OTHER INFORMATION

ITEM 6:    EXHIBITS AND REPORTS ON FORM 8-K

           a.    Exhibits:

                 11   -   Statement re computation of per share earnings (loss)
                 27   -   Financial Data Schedule

           b.    Reports on Form 8-K:

                 The Company filed no Reports on Form 8-K during the quarter ended March 31, 1995.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   UNITED STATES LIME & MINERALS, INC.




April 17, 1995                        By:  /s/  Robert F. Kizer
                                           Robert F. Kizer
                                           President and Chief Executive Officer



April 17, 1995                        By:  /s/  Timothy W. Byrne
                                           Timothy W. Byrne
                                           Senior Vice President
                                            and Chief Financial Officer

                      UNITED STATES LIME & MINERALS, INC.


                         Quarterly Report on Form 10-Q
                          Quarter Ended March 31, 1995

                               Index to Exhibits





Exhibit No.                       Exhibit
- -----------      ------------------------------------------------------
   11            Statement re computation of per share earnings (loss).

   27            Financial Data Schedule