Form 10-Q
period 1995-06-30
UNITED STATES LIME & MINERALS INC
filed 1995-07-20
CIK 82020

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   Form 10-Q
(Mark One)
[ X ]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended JUNE 30, 1995

                                      OR

[   ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR
                 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ........ to ........
                       Commission file number is 0-4197


                      UNITED STATES LIME & MINERALS, INC.
                      -----------------------------------
            (Exact name of registrant as specified in its charter)


           TEXAS                                             75-0789226
           -----                                          -----------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)

12221 MERIT DRIVE, SUITE 500, DALLAS, TX                        75251
- ----------------------------------------                     ------------
(Address of principal executive offices)                      (Zip Code)

                                 (214) 991-8400
                                 --------------
              (Registrant's Telephone Number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes   X          No
         ---            ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of July 17, 1995, 3,836,063 shares of common stock, $.10 par value, were outstanding.

                                 UNITED STATES                        CONFORMED
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   Form 10-Q
(Mark One)
[ X ]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended JUNE 30, 1995

                                      OR

[   ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ........ to ........
                       Commission file number is 0-4197

                     UNITED STATES LIME & MINERALS, INC.
                     -----------------------------------
            (Exact name of registrant as specified in its charter)

         TEXAS                                               75-0789226
         -----                                            -----------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)

12221 MERIT DRIVE, SUITE 500, DALLAS, TX                         75251
- ----------------------------------------                      -----------
(Address of principal executive offices)                       (Zip Code)

                                 (214) 991-8400
                                 --------------
              (Registrant's Telephone Number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes   X          No
         ---            ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of July 17, 1995, 3,836,063 shares of common stock, $.10 par value, were outstanding.

PART I.  FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)
(Unaudited)


                                                    JUNE 30,             DECEMBER 31,
ASSETS                                                1995                  1994
- ------                                                ----                  ----
Current Assets:
  Cash and cash equivalents                      $       663          $          23
  Trade receivables                                    6,907                  6,002
  Inventories                                          4,913                  4,770
  Prepaid expenses and other assets                      444                    320
                                                 -----------          -------------
     Total current assets                             12,927                 11,115
                                                 -----------          -------------
Property, plant and equipment at cost:                52,916                 50,028
  Less accumulated depreciation                      (36,510)               (35,052)
                                                 -----------          -------------
  Net property, plant and equipment                   16,406                 14,976
                                                 -----------          -------------
Note receivable                                          301                    343
Other assets, net                                      1,134                    963
                                                 -----------          -------------
     Total assets                                $    30,768          $      27,397
                                                 ===========          =============

LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
Current Liabilities:
  Current installments of long-term debt         $     1,143          $       1,143
  Accounts payable-trade                               3,715                  2,671
  Accrued expenses                                     1,915                  1,858
                                                 -----------          -------------
      Total current liabilities                        6,773                  5,672

Long-term debt,  excluding current installments        6,353                  6,225
Other liabilities                                      1,069                    698
                                                 -----------          -------------
      Total liabilities                               14,195                 12,595

Stockholders' equity:
  Common stock                                           529                    529
  Additional paid-in capital                          15,848                 15,848
  Retained earnings                                   15,668                 13,897
                                                 -----------          -------------
                                                      32,045                 30,274
Less treasury stock at cost;
  1,458,002 shares of common stock                   (15,472)               (15,472)
                                                 -----------          -------------
     Total stockholders' equity                       16,573                 14,802
                                                 -----------          -------------
     Total liabilities and stockholders' equity  $    30,768          $      27,397
                                                 ===========          =============



See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands of dollars, except per share data)
(Unaudited)

                                                      THREE MONTHS ENDED                    SIX MONTHS ENDED
                                               JUNE 30, 1995    JUNE 30, 1994       JUNE 30, 1995     JUNE 30, 1994
                                               -------------    -------------       -------------     -------------
Revenues                                     $  11,458   100.0% $ 10,165   100.0%  $ 20,107   100.0% $ 16,928   100.0%
Cost of revenues:
  Labor and other operating expenses             7,442    64.9%    6,941    68.3%    13,296    66.1%   12,016    71.0%
  Depreciation, depletion and amortization         774     6.8%      769     7.6%     1,576     7.8%    1,584     9.4%
  Amortization of cost in excess of
    net assets acquired                            -       -         128     1.2%       -       -         292     1.7%
                                             ------------------ -----------------  ----------------- -----------------
                                                 8,216    71.7%    7,838    77.1%    14,872    74.0%   13,892    82.1%
                                             ------------------ -----------------  ----------------- -----------------
  GROSS PROFIT                                   3,242    28.3%    2,327    22.9%     5,235    26.0%    3,036    17.9%

Selling, general and administrative expenses     1,273    11.1%    1,288    12.7%     2,565    12.8%    2,522    14.9%
                                             ------------------ -----------------  ----------------- -----------------
  OPERATING PROFIT                               1,969    17.2%    1,039    10.2%     2,670    13.3%      514     3.0%
                                             ------------------ -----------------  ----------------- -----------------
Other deductions (income):
  Interest expense                                 177     1.6%      236     2.3%       352     1.8%      448     2.6%
  Other, net                                         2     0.0%     (458)   -4.5%        (7)   -0.0%     (469)   -2.8%
                                             ------------------ -----------------  ----------------- -----------------
                                                   179     1.6%     (222)   -2.2%       345     1.7%      (21)   -0.2%
                                             ------------------ -----------------  ----------------- -----------------
  NET INCOME BEFORE
    INCOME TAXES                                 1,790    15.6%    1,261    12.4%     2,325    11.6%      535     3.2%

Federal and state income taxes                     350     3.0%      107     1.1%       459     2.3%      107     0.6%
                                             ------------------ -----------------  ----------------- -----------------
  Net income                                     1,440    12.6%    1,154    11.3%     1,866     9.3%      428     2.6%
                                             =========          ========           ========          ========
  NET INCOME PER SHARE OF
    COMMON STOCK                             $    0.38          $   0.30           $   0.49          $   0.11
                                             =========          ========           ========          ========

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)
(Unaudited)



                                                                         SIX MONTHS ENDED
                                                                         ----------------
                                                                              JUNE 30,
                                                                              --------
                                                                       1995            1994
                                                                       ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                       $    1,866       $     428
  Adjustments to reconcile net income
   to net cash provided by operating activities:
     Depreciation, depletion and amortization                           1,648           2,014
     Amortization of financing costs                                       37              37
     Loss on sale of property                                              28             -
     Current assets (net change) [1]                                   (1,172)           (914)
     Other assets                                                        (166)            108
     Current liabilities (net change) [2]                               1,101            (349)
     Other liabilities                                                    371            (436)
                                                                   ----------       ---------
     Net cash provided by operating activities                          3,713             888

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant and equipment                            (3,117)         (1,391)
  Proceeds from sale of property, plant and equipment                      10              88
                                                                   ----------       ---------
     Net cash (used in) investing activities                           (3,107)         (1,303)
                                                                   ----------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                              1,600             500
  Principal payments of  debt                                          (1,471)           (477)
  Payment of common stock dividends                                       (95)            -
  Amount due from ESOP net of income tax   (net change)                   -               102
                                                                   ----------       ---------
    Net cash used in financing activities                                  34             125
                                                                   ----------       ---------
  Net increase (decrease) in cash and cash equivalents                    640            (290)
  Cash and cash equivalents at beginning of period                         23             414
                                                                   ----------       ---------
  Cash and cash equivalents at end of period                       $      663       $     124
                                                                   ==========       =========
  Supplemental cash flow information:
    Interest paid                                                  $      311       $     341
                                                                   ==========       =========
    Income taxes paid                                              $      297       $     -
                                                                   ==========       =========

[1]  Exclusive of net change in cash.
[2]  Exclusive of net change in debt and lease obligations.

See accompanying notes to condensed consolidated financial statements.

             UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

             Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

1.  Basis of Presentation

    The condensed consolidated financial statements included herein have been prepared by the Company without independent audit. In the opinion of the Company's management, all adjustments of a normal and recurring nature necessary to present fairly the financial position, results of operations and cash flows for the periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the period ended December 31,
    1994. The results of operations for the periods ended June 30, 1995 are not necessarily indicative of what the operating results for the full year will be.

2.  Earnings Per Common Share

    Earnings per share of common stock are based on the weighted average number of common shares outstanding during each period.

3.  Inventories

    Inventories consist of the following at:

                                                           June 30,         December 31,
                                                             1995                1994
                                                           --------            --------
                                                             (In thousands of dollars)
                              Raw materials                 $1,145              $  714
                              Finished goods                 1,979               2,440
                              Service parts                  1,789               1,616
                                                            ------              ------
                                 Total Inventories          $4,913              $4,770
                                                            ======              ======

4.  Prepaid Expenses and Other Assets

    At June 30, 1995, prepaid expenses and other assets included $216,000 of deferred costs that will be absorbed in inventory by the end of the year based on units of production method. The deferred costs at June 30, 1994 were $531,000. The 1995 costs relate to a planned aggregates production shut-down of one of the plant facilities during the first quarter of 1995. Deferred costs include maintenance and other expenses incurred during the first quarter that will contribute towards revenues in subsequent quarters.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    LIQUIDITY AND CAPITAL RESOURCES

    Cash flows from operating activities increased to $3,713,000 for the six months ended June 30, 1995 from $888,000 for the six months ended June 30, 1994.

    During the second quarter of 1995, the Company paid a dividend of 2.5 cents per share, the first cash dividend the Company has paid since 1986.

    In February 1994, the Company fixed the interest rate on its $8,000,000 Term Loan at 7.95% per annum through February 28, 1997. The amount outstanding on the Term Loan at June 30, 1995 was $6,095,000.

    The Company has completed the feasibility studies for a new kiln at the Arkansas plant and has decided to proceed with this project. The new kiln will complement the existing shaft kilns by allowing the Company to expand its customer base. The lime produced on the new kiln will meet the specific chemical needs of customers the Company currently is unable to serve. The project is expected to cost approximately $5-6 million.

    RESULTS OF OPERATIONS

    Revenues increased from $10,165,000 in the second quarter of 1994 to $11,458,000 in the second quarter of 1995, an increase of $1,293,000 or 12.7%. This resulted from a 14.3% increase in sales volume and a 1.6% decrease in prices. Revenues for the six months ended June 30, 1995 increased by 18.8% over 1994, caused by a 21.5% increase in sales volume and a 2.7% decrease in prices. Demand was very strong during the second quarter and first half of 1995, although some slowing began to appear in the second quarter, most notably in the market for construction aggregates.

    The Company's gross profit was $3,242,000 in the second quarter of 1995, compared to $2,327,000 in the second quarter of 1994, a 39.3% increase. This increase in gross profit is attributed to the increase in sales volume. Gross profit margin for the second quarter of 1995 increased to 28.3%, from 22.9% in 1994. The higher gross profit and gross profit margin were attributed to increased sales volume and improved production efficiencies. In addition, gross profit was enhanced by depreciation decreasing as a percentage of sales and no amortization of cost in excess of net assets acquired in this quarter or the year. Gross profit increased to $5,235,000 in the first six months of 1995, from $3,036,000 in the first six months of 1994. Gross profit margin for the six months ended June 30, 1995 increased to 26.0%, from 17.9% in 1994. In addition to the reasons noted for the second quarter, the six months gross profit benefited by a mild winter in 1995.

    Selling, general and administrative expenses (SG&A) decreased slightly in the second quarter of 1995 ($1,273,000), from the comparable period in 1994 ($1,288,000), in spite of the 14.3% increase in sales volume. As a result, SG&A as a percentage of sales decreased to 11.1%, from 12.7% a year earlier. SG&A increased by $43,000 in the first six months of 1995, compared to 1994, but as a percentage of sales decreased to 12.8%, from 14.9%.

    Interest expense decreased in both the second quarter and the first six months of 1995 over 1994, by $59,000 and $96,000, respectively. This decrease was due to decreases in the Revolving Credit Loan and the Term Loan balances.

    Other, net, decreased by $460,000 in the second quarter 1995, and by $462,000 in the first half of 1995, as a result principally of the $425,000 ($340,000 net of taxes) benefit recorded in the second quarter of 1994, due to the expiration of certain potential post-closing obligations relating to the sale of the assets of Virginia Lime Company in 1992. See footnote 4 to the December 31, 1994 Financial Statements for more information.

    The Company s net income in the second quarter of 1995 increased $286,000, from $1,154,000 ($0.30 per share) in the second quarter of 1994, to $1,440,000 ($0.38 per share). For the first six months of 1995, the Company recorded net income of $1,866,000 ($0.49 per share), as compared to net income of $428,000 ($0.11 per share) in the first six months of 1994.

PART  II.    OTHER INFORMATION

ITEM 4:          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Meeting of Shareholders was held on April 28, 1995, in Dallas, Texas. The table below briefly describes the proposal submitted to Shareholders in the Companys Proxy Statement dated March 20, 1995, and the results of the Shareholder vote:


                           Election of Directors
                           ---------------------                    FOR                    WITHHELD
                                                                    ---                    --------
                           John J. Brown                           3,304,508                 7,729
                           Timothy W. Byrne                        3,308,120                 4,117
                           Antoine M. Doumet                       3,304,508                 7,729
                           Wallace G. Irmscher                     3,293,596                18,641
                           Robert F. Kizer                         3,308,120                 4,117
                           Edward A. Odishaw                       3,304,508                 7,729
                           Robert J. Smith                         3,304,508                 7,729

                           There were no broker non-votes.

ITEM 6:          EXHIBITS AND REPORTS ON FORM 8-K

                 a.  Exhibits:

                          10(z) Amendment No. 2 to Loan and Security Agreement dated April 28, 1995, among United States Lime & Minerals, Inc. and subsidiaries and CoreStates Bank, N.A.

                          11          Statement re computation of per share
                                      earnings

                          27          Financial Data Schedule

                 b.  Reports on Form 8-K:

                          The Company filed no Reports on Form 8-K during the quarter ended June 30, 1995.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     UNITED STATES LIME & MINERALS, INC.




July 20, 1995                        By:    /s/  Robert F. Kizer
                                         ------------------------------
                                         Robert F. Kizer,
                                         President and Chief Executive Officer



July 20, 1995                        By:    /s/  Timothy W. Byrne
                                         ------------------------------
                                         Timothy W. Byrne,
                                         Senior Vice President
                                           and Chief Financial Officer

                      UNITED STATES LIME & MINERALS, INC.


                         Quarterly Report on Form 10-Q
                                 Quarter Ended
                                 June 30, 1995

                               Index to Exhibits



Exhibit No.                                                 Exhibit
- -----------               -----------------------------------------------------------------------------------------------
10(z)                     Amendment No. 2 to Loan and Security Agreement dated April 28, 1995, among United States
                          Lime & Minerals, Inc. and subsidiaries and CoreStates Bank, N.A.

11                        Statement re computation of per share earnings

27                        Financial Data Schedule
