Form 10-Q
period 1995-09-30
UNITED STATES LIME & MINERALS INC
filed 1995-10-20
CIK 82020

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                     ----------------------------------
                           Washington, D.C.  20549

                                  Form 10-Q

(Mark One)
[ X ]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended SEPTEMBER 30, 1995

                                     OR

[   ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR
                15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ........ to ........

                      Commission file number is 0-4197

                     UNITED STATES LIME & MINERALS, INC.
                     -----------------------------------
           (Exact name of registrant as specified in its charter)


              TEXAS                                              75-0789226
              -----                                            --------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

12221 MERIT DRIVE, SUITE 500, DALLAS, TX                           75251
----------------------------------------                         ----------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of October 19, 1995, 3,836,063 shares of common stock, $.10 par value, were outstanding.

                                                                       CONFORMED
                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                     ----------------------------------
                           Washington, D.C.  20549

                                  Form 10-Q

(Mark One)
[ X ]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended SEPTEMBER 30, 1995

                                     OR

[   ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR
                15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ........ to ........

                      Commission file number is 0-4197

                     UNITED STATES LIME & MINERALS, INC.
                     -----------------------------------
           (Exact name of registrant as specified in its charter)


              TEXAS                                              75-0789226
              -----                                            --------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

12221 MERIT DRIVE, SUITE 500, DALLAS, TX                           75251
----------------------------------------                         ----------
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

Yes   X   No
    -----    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of October 19, 1995, 3,836,063 shares of common stock, $.10 par value, were outstanding.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of October 19, 1995, 3,836,063 shares of common stock, $.10 par value, were outstanding.

PART I.  FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)
(Unaudited)



                                                        September 30,           December 31,
ASSETS                                                      1995                   1994
------                                                      ----                   ----
Current Assets:
  Cash and cash equivalents                              $      260             $      23
  Trade receivables                                           6,545                 6,002
  Inventories                                                 4,933                 4,770
  Prepaid expenses and other assets                             164                   320
                                                         ----------             ---------
     Total current assets                                    11,902                11,115
                                                         ----------             ---------
Property, plant and equipment at cost:                       53,536                50,028
  Less accumulated depreciation                             (37,072)              (35,052)
                                                         ----------             ---------
  Net property, plant and equipment                          16,464                14,976
                                                         ----------             ---------
Note receivable                                                 301                   343
Other assets, net                                             1,279                   963
                                                         ----------             ---------
     Total assets                                        $   29,946             $  27,397
                                                         ==========             =========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities:
  Current installments of long-term debt                 $    1,143             $   1,143
  Accounts payable-trade                                      3,056                 2,671
  Accrued expenses                                            2,495                 1,858
                                                         ----------             ---------
      Total current liabilities                               6,694                 5,672

Long-term debt,  excluding current installments               4,667                 6,225
Other liabilities                                               572                   698
                                                         ----------             ---------
      Total liabilities                                      11,933                12,595

Stockholders' equity:
  Common stock                                                  529                   529
  Additional paid-in capital                                 15,848                15,848
  Retained earnings                                          17,108                13,897
                                                         ----------             ---------
                                                             33,485                30,274
Less treasury stock at cost;
  1,458,002 shares of common stock                          (15,472)              (15,472)
                                                         ----------             ---------
     Total stockholders' equity                              18,013                14,802
                                                         ----------             ---------
     Total liabilities and stockholders' equity          $   29,946             $  27,397
                                                         ==========             =========

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands of dollars, except per share data)
(Unaudited)

                                                           THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                SEPTEMBER 30, 1995   SEPTEMBER 30, 1995  SEPTEMBER 30, 1995  SEPTEMBER 30, 1994
                                                ------------------   ------------------  ------------------  ------------------
Revenues                                         $11,106   100.0%    $10,534   100.0%    $ 31,213   100.0%   $27,462    100.0%

Cost of revenues:
  Labor and other operating expenses               7,321    65.9%      6,870    65.2%      20,617    66.1%    18,868     68.7%
  Depreciation, depletion and amortization           784     7.1%        754     7.2%       2,360     7.5%     2,356      8.6%
  Amortization of cost in excess of
    net assets acquired                              -       -           -       -            -       -          292      1.0%
                                                ------------------   ------------------  ------------------  ------------------
                                                   8,105    73.0%      7,624    72.4%      22,977    73.6%    21,516     78.3%
                                                ------------------   ------------------  ------------------  ------------------

  Gross profit                                     3,001    27.0%      2,910    27.6%       8,236    26.4%     5,946     21.7%

Selling, general and administrative expenses       1,130    10.2%      1,289    12.2%       3,695    11.8%     3,811     13.9%
                                                ------------------   ------------------  ------------------  ------------------

  Operating profit                                 1,871    16.8%      1,621    15.4%       4,541    14.6%     2,135      7.8%
                                                ------------------   ------------------  ------------------  ------------------

Other deductions (income):
  Interest expense                                   166     1.5%        233     2.2%         518     1.7%       682      2.5%
  Other, net                                        (221)   -2.0%         14     0.1%        (228)   -0.7%      (455)    -1.7%
                                                ------------------   ------------------  ------------------  ------------------
                                                     (55)   -0.5%        247     2.3%         290     1.0%       227      0.8%
                                                ------------------   ------------------  ------------------  ------------------

  Net income before
    income taxes                                   1,926    17.3%      1,374    13.0%       4,251    13.6%     1,908      6.9%

Federal and state income taxes                       391     3.5%        275     2.6%         850     2.7%       381      1.4%
                                                ------------------   ------------------  ------------------  ------------------

  Net income                                       1,535    13.8%      1,099    10.4%       3,401    10.9%     1,527      5.6%
                                                =========            ========            =========           ========
  Net income per share of
    common stock                                $   0.40             $  0.29             $   0.89            $  0.40
                                                =========            ========            =========           ========

    See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)
(Unaudited)

                                                                               NINE MONTHS ENDED
                                                                               -----------------
                                                                                  SEPTEMBER 30,
                                                                                  -------------
                                                                             1995               1994
                                                                             ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                               $  3,401          $   1,527
  Adjustments to reconcile net income
   to net cash provided by operating activities:
     Depreciation, depletion and amortization                                 2,475              2,815
     Amortization of financing costs                                             56                 56
     Gain on sale of property                                                  (126)               -
     Current assets (net change) [1]                                           (550)              (396)
     Other assets                                                              (330)                91
     Current liabilities (net change) [2]                                     1,022               (782)
     Other liabilities                                                         (126)                25
                                                                           --------          ---------
     Net cash provided by operating activities                                5,822              3,336

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant and equipment                                  (4,024)            (1,811)
  Proceeds from sale of property, plant and equipment                           187                 17
                                                                           --------          ---------
     Net cash used in investing activities                                   (3,837)            (1,794)
                                                                           --------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                                    2,200              1,400
  Principal payments of  debt                                                (3,758)            (3,212)
  Payment of common stock dividends                                            (190)               -
  Amount due from ESOP net of income tax (net change)                           -                  123
                                                                           --------          ---------
    Net cash used in financing activities                                    (1,748)            (1,689)
                                                                           --------          ---------

  Net increase (decrease) in cash and cash equivalents                          237               (147)
  Cash and cash equivalents at beginning of period                               23                414
                                                                           --------          ---------
  Cash and cash equivalents at end of period                               $    260          $     267
                                                                           ========          =========
  Supplemental cash flow information:
    Interest paid                                                          $    463          $     563
                                                                           ========          =========
    Income taxes paid                                                      $    518          $       1
                                                                           ========          =========

[1]  Exclusive of net change in cash.
[2]  Exclusive of net change in debt and lease obligations.

See accompanying notes to condensed consolidated financial statements.

              UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

1.       Basis of Presentation

         The condensed consolidated financial statements included herein have been prepared by the Company without independent audit. In the opinion of the Company's management, all adjustments of a normal and recurring nature necessary to present fairly the financial position, results of operations and cash flows for the periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the period ended December 31, 1994. The results of operations for the periods ended September 30, 1995 are not necessarily indicative of what the operating results for the full year will be.

2.       Earnings Per Common Share

         Earnings per share of common stock are based on the weighted average number of common shares outstanding during each period.

3.       Inventories

         Inventories consist of the following at:


                                            September 30,            December 31,
                                                1995                    1994
                                               ------                  ------
                                                 (In thousands of dollars)
                  Raw materials                $1,036                  $  714
                  Finished goods                1,993                   2,440
                  Service parts                 1,904                   1,616
                                               ------                  ------
                     Total Inventories         $4,933                  $4,770
                                               ======                  ======

4.       Prepaid Expenses and Other Assets

         At September 30, 1995, prepaid expenses and other assets included $88,000 of deferred costs that will be absorbed in inventory by the end of the year based on units of production method. The deferred costs at September 30, 1994 were $276,000. The 1995 costs relate to a planned aggregates production shut-down of one of the plant facilities during the first quarter of 1995. Deferred costs include maintenance and other expenses incurred during the first quarter that will contribute towards revenues in subsequent quarters.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    LIQUIDITY AND CAPITAL RESOURCES

    Net cash flows from operating activities increased to $5,822,000 for the nine months ended September 30, 1995 from $3,336,000 for the nine months ended September 30, 1994.

    During the third quarter of 1995, the Company paid a dividend of 2.5 cents per share.

    In February 1994, the Company fixed the interest rate on its $8,000,000 Term Loan at 7.95% per annum through February 28, 1997. The amount outstanding on the Term Loan at September 30, 1995 was $5,810,000. The amounts borrowed under the Company's $6,000,000 Revolving Credit Loan were completely repaid during the third quarter of 1995.

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

    RESULTS OF OPERATIONS

    Revenues increased from $10,534,000 in the third quarter of 1994 to $11,106,000 in the third quarter of 1995, an increase of $572,000 or 5.4%. This resulted from a 3.6% increase in sales volume and a 1.8% increase in prices. Revenues for the nine months ended September 30, 1995 increased by 13.7% over 1994, caused by a 14.0% increase in sales volume and a 0.3% decrease in prices. Demand remained strong during the third quarter and first nine months of 1995.

    The Company's gross profit was $3,001,000 in the third quarter of 1995, compared to $2,910,000 in the third quarter of 1994, a 3.1% increase. This increase in gross profit is attributed to the increase in revenues. Gross profit margin decreased for the third quarter of 1995 to 27.0%, from 27.6% in 1994. Gross profit increased to $8,236,000 in the first nine months of 1995, from $5,946,000 in the first nine months of 1994, a 38.5% increase. Gross profit margin for the nine months ended September 30, 1995 increased to 26.4%, from 21.7% in 1994. The increase in revenues, improved production efficiencies, and no amortization of cost in excess of net assets acquired all contributed to the increased gross profit and gross profit margin for the first nine months of 1995.

    Selling, general and administrative expenses (SG&A) decreased in the third quarter of 1995 ($1,130,000), from the comparable period in 1994 ($1,289,000), in spite of the 3.6% increase in sales volume. As a result, SG&A as a percentage of sales decreased to 10.2%, from 12.2% a year earlier. The majority of the decrease in SG&A was the result of a recovery of an allowance for doubtful accounts. In the first nine months of 1995, SG&A decreased by $116,000 compared to 1994, and as a percentage of sales decreased to 11.8%, from 13.9%.

    Interest expense decreased in both the third quarter and the first nine months of 1995 over 1994, by $67,000 and $164,000, respectively. This decrease was due to decreases in the Revolving Credit Loan and the Term Loan balances.

    Other, net, increased by $235,000 in the third quarter of 1995 due in large part, to the sale of various surplus equipment. Other, net decreased by $227,000 in the first nine months of 1995, as a result principally of the $425,000 ($340,000 net of taxes) benefit recorded in the second quarter of 1994, due to the expiration of certain potential post-closing obligations relating to the sale of the assets of Virginia Lime Company in 1992. See footnote 4 to the December 31, 1994 Financial Statements for more information.

    The Company's net income in the third quarter of 1995 increased $436,000, or 39.7% from $1,099,000 ($0.29 per share) in the third quarter of 1994, to $1,535,000 ($0.40 per share). For the first nine months of 1995, the Company recorded net income of $3,401,000 ($0.89 per share), a 122.7% increase over net income of $1,527,000 ($0.40 per share) in the first nine months of 1994.

PART II. OTHER INFORMATION

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

         a.  Exhibits:

                 10 (aa) Amendment No. 3 to Loan and Security Agreement dated September 29, 1995, among United States Lime & Minerals, Inc. and subsidiaries and CoreStates Bank, N.A.

                 11       Statement re computation of per share earnings

                 27       Financial Data Schedule

         b.  Reports on Form 8-K:

                 The Company filed no Reports on Form 8-K during the quarter ended September 30, 1995.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       UNITED STATES LIME & MINERALS, INC.




October 19, 1995                       By: /s/  Robert F. Kizer
                                           -------------------------------
                                           Robert F. Kizer,
                                           President and Chief Executive Officer



October 19, 1995                       By: /s/  Timothy W. Byrne
                                           -------------------------------
                                           Timothy W. Byrne,
                                           Senior Vice President
                                           and Chief Financial Officer

                     UNITED STATES LIME & MINERALS, INC.


                        Quarterly Report on Form 10-Q
                                Quarter Ended
                              September 30, 1995

                              Index to Exhibits


Exhibit No.                                Exhibit
-----------  ------------------------------------------------------------------
10 (aa) Amendment No. 3 to Loan and Security Agreement dated September 29, 1995, among United States Lime & Minerals, Inc. and subsidiaries and CoreStates Bank, N.A.

11           Statement re computation of per share earnings

27           Financial Data Schedule