Form 10-K
period 1995-12-31
UNITED STATES LIME & MINERALS INC
filed 1996-02-29
CIK 82020

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K

(Mark One)
               (X)  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1995

                                       OR

            ( )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-4197

                      UNITED STATES LIME & MINERALS, INC.
                      -----------------------------------
             (Exact name of Registrant as specified in its charter)

         TEXAS                                                     75-0789226
------------------------                                           ----------
(State of incorporation)                          (I.R.S. Employer Identification Number)

12221 MERIT DRIVE, SUITE 500, DALLAS, TEXAS                          75251
-------------------------------------------                          -----
    (Address of principal executive offices)                       (Zip Code)

       Registrant's telephone number, including area code: (214) 991-8400

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                  Title of Each Class            Name of Each Exchange on
                  -------------------               Which Registered
                                                    ----------------
                                      None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                         Common Stock,  $.10 par value

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

         Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K
or any amendment of this Form 10-K.   [  ]

         The aggregate market value of Common Stock held by non-affiliates as of February 1, 1996: $18,554,065.

         Number of shares of Common Stock outstanding as of February 1, 1996:
3,836,063.

                      DOCUMENTS INCORPORATED BY REFERENCE

         Part III incorporates information by reference from the Registrant's definitive proxy statement to be filed for its 1996 Annual Meeting of Shareholders. Part IV incorporates certain exhibits by reference from the Registrant's previous filings.

                               TABLE OF CONTENTS


PART I
    ITEM I.  BUSINESS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 1
             General  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 1
             Business and Products  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 1
             Product Sales  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 1
             Order Backlog  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 2
             Seasonality  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 2
             Limestone Reserves . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 2
             Mining . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3
             Plant and Facilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3
             Employees  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3
             Competition  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 4
             Environmental Matters  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 4
             Disposition of Assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 4
             Discontinued Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 4

    ITEM 2.  PROPERTIES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 5

    ITEM 3.  LEGAL PROCEEDINGS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 5

    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  . . . . . . . . . . . . . . . . . . . . . . . . . . . 5

PART II
    ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS  . . . . . . . . . . . . . . . . . . 5

    ITEM 6.  SELECTED FINANCIAL DATA  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 6

    ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS  . . . . . . . . . . 7

    ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10

    ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE . . . . . . . . . .  11

PART III      . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  11

PART IV

    ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K  . . . . . . . . . . . . . . . . . .  11

SIGNATURES    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  15

                     UNITED STATES LIME & MINERALS, INC.

                                  FORM 10-K
                     For the Year Ended December 31, 1995



                                     PART I

ITEM 1.  BUSINESS.

         GENERAL.     The business of United States Lime & Minerals, Inc. (the
"Company" or the "Registrant"), which was incorporated in 1950, is the production and sale of lime and limestone products. The Company extracts high-quality limestone from its quarries and then processes the limestone for sale as aggregate, pulverized limestone, quicklime and hydrated lime. These operations are conducted through three wholly-owned subsidiaries of the Company:
Arkansas Lime Company, Corson Lime Company and Texas Lime Company. The Company sold substantially all of the assets and business of its Virginia Lime Company ("VLC") subsidiary on July 15, 1992. See "Disposition of Assets." References to the Company herein include references to its subsidiaries.

         The Company's principal corporate office is located at 12221 Merit Drive, Suite 500, Dallas, Texas 75251.

         BUSINESS AND PRODUCTS.    The Company extracts raw limestone and then
processes it for sale as aggregate, pulverized limestone, quicklime and hydrated lime. Aggregate is raw limestone which has been crushed to specified sizes. Pulverized limestone is a dried product ground to granular and finer sizes. Quicklime is produced when carbon dioxide is removed from limestone in a heat process called calcination. Hydrated lime is formed in a process called hydration in which water is added to quicklime to produce a soft powder.

         Aggregate is used by the construction industry in concrete, asphalt and road base. Pulverized limestone is used primarily in the production of construction materials such as asphalt paving and roofing shingles, as an additive to agriculture feeds and as a soil enhancement. Quicklime is used primarily in the manufacturing of paper products, in sanitation and water filtering systems and in metal processing. Hydrated lime is used primarily in municipal sanitation/water treatment, soil stabilization in highway and building construction, the production of chemicals and the production of construction materials such as stucco, plaster and mortar.

         PRODUCT SALES.   The Company sells its lime and limestone products
primarily in the states of Arkansas, Connecticut, Delaware, Kansas, Louisiana, Mississippi, New Jersey, New Mexico, New York, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas and Virginia. Sales are made primarily by the Company's 10 sales employees. Sales personnel call on potential customers and solicit orders which are generally made on a purchase-order basis. The Company also receives orders in response to bids that it prepares and submits to potential customers.

         Principal customers for the Company's lime and limestone products are highway, street and parking lot contractors, chemical producers, paper manufacturers, roofing shingle manufacturers, glass manufacturers, municipal sanitation/water treatment facilities, poultry and cattle feed producers, governmental agencies, steel producers and electrical utility companies.

         During the year ended December 31, 1995, approximately 1,500 customers accounted for the Company's sales of lime and limestone products. No single customer accounted for more than 10% of such sales. The Company is not subject to significant customer risks as its customers are considerably diversified as to geographic location and industrial concentration. However, given the nature of the lime and limestone industry, the Company's profits are very sensitive to changes in volume.

         Lime and limestone products are transported by rail and truck to customers generally within a radius of 400 miles of each of the Company's processing plants. Sales of lime and limestone products are highest during the months of March through November.

         Substantially all of the Company's sales are made within the United States.

         ORDER BACKLOG.   The Company does not believe that backlog information
accurately reflects anticipated annual revenues or profitability from year to year.

         SEASONALITY.     The Company's sales have historically reflected
seasonal trends, with the largest percentage of total annual revenues being realized in the second and third quarters. Low seasonal demand normally results in reduced shipments and revenues in the first quarter. Inclement weather conditions have a negative impact on the demand for lime and limestone products.

         LIMESTONE RESERVES.   The company extracts limestone from three
open-pit quarries, all of which are Company-owned. The Cleburne Quarry is located 14 miles from Cleburne, Texas; the Batesville Quarry is located near Batesville, Arkansas; and the Corson Quarry is located at Plymouth Meeting, Pennsylvania. Access to each location is provided by paved roads.

         Texas Lime Company operates out of the Cleburne Quarry, which is situated upon a tract of land containing approximately 459 acres. In addition, the Company owns 2,149 acres of land adjacent to the Cleburne tract containing known high-quality limestone reserves in a bed averaging 28 feet in thickness, with an overburden which ranges from 0 to 50 feet. The Company also has mineral interest in the 560 acres of land adjacent to the northwest boundary of the Company's property. This tract of land has 531 acres of proven limestone reserves. The calculated reserves are approximately 118,000,000 tons. Assuming the present level of production at the Quarry is maintained, the Company estimates the reserves are sufficient to sustain operations for approximately 100 years.

         Arkansas Lime Company operates out of the Batesville Quarry, which is situated upon a tract of approximately 420 acres, 100 of which contain known deposits of high-quality limestone reserves. The average thickness of the limestone bed in this deposit is approximately 60 feet, with an overburden averaging 20 feet. Reserves are calculated at approximately 20,000,000 tons. Assuming the present level of production at the Quarry is maintained, the Company estimates that reserves are sufficient to sustain operations in excess of 40 years. In addition, the Company owns approximately 353 acres with certain reserves in three tracts of land, which are located adjacent to the Quarry on its northern, western and southern boundaries. It is probable that these additional reserves would extend the life of the Quarry by approximately 25 years.

         Corson Lime Company operates out of the Corson Quarry, which is situated at Plymouth Meeting, Pennsylvania upon a tract of land containing approximately 315 acres, approximately 153 acres of which are underlain by dolomitic limestone reserves. Permitted reserves are calculated to be approximately 81,000,000 tons at the Quarry. The overburden averages approximately 39 feet. The Company estimates that, assuming the present level of production at the Quarry is maintained, the reserves are sufficient to sustain operations for approximately 50 years.

         MINING. The Company extracts limestone by the open-pit method at its three operating quarries. The open-pit method, which consists of removing the top layer of soil, trees and other substances and then extracting the exposed limestone, is generally less expensive than underground mining. The principal disadvantage of the open-pit method is that operations are subject to inclement weather. To extract limestone, the Company utilizes standard mining equipment which is Company-owned. After extraction, limestone is crushed, screened and ground in the case of aggregate and pulverized limestone, or further processed in kilns and hydrators in the case of quicklime and hydrated lime, before shipment. The Company has no knowledge of any recent changes in the physical quarrying conditions on any of its properties which have materially affected its operations, and no such changes are anticipated.

         PLANTS AND FACILITIES.    The Company produces lime and limestone
products in the following plants:

         The Texas plant is located adjacent to the Cleburne Quarry on a tract of land covering approximately 8.4 acres. This plant is equipped with three rotary kilns and has a daily-rated capacity of 1,200 tons of quicklime. The plant has pulverized limestone equipment which has a capacity to produce 550,000 tons of pulverized limestone annually, depending on the product mix. In addition to this plant, the Company owns a plant which is located near Blum, Texas on a tract of land covering approximately 40 acres. It is equipped with two vertical kilns and has a daily-rated capacity of 600 tons of quicklime. The Blum plant was acquired in 1989 and has not been operated since that time; however, the plant's storage and shipment facilities are currently being utilized.

         The Arkansas plant, situated on a tract of approximately 290 acres, is located roughly two miles from the Batesville Quarry and is connected to the Quarry by a Company-owned railway. Utilizing six vertical kilns, this plant has a daily-rated capacity of 345 tons of quicklime. The plant has two grinding systems which, depending on the product mix, has the capacity to produce 700,000 tons of pulverized limestone annually.

         The Pennsylvania plant is located adjacent to the Corson Quarry on a tract of land covering approximately 147 acres. It is equipped with a dual crushing system and six vertical kilns and has a daily-rated capacity of 8,000 tons of aggregate and 300 tons of quicklime.

         The Company also maintains a distribution terminal in Mer Rouge, Louisiana, to service customers in this region.

         The Company maintains lime hydrating equipment and limestone drying equipment at all three plants. Storage facilities at each of its plants consist primarily of cylindrical tanks, which are considered by the Company to be adequate to protect its lime and limestone products and to provide an available supply for customers' needs at the existing volume of shipments. Equipment is maintained at each plant to load trucks and at the Arkansas and Blum plants to load railroad cars.

         The Company believes that its processing plants are currently being properly maintained to meet its current needs and are adequately insured. Much of the equipment in the plants is aging and will require maintenance and repair in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding the Company's expected capital expenditures for modernizing and re-equipping the plants.

         EMPLOYEES. The Company employed, at December 31, 1995, 338 persons, 45 of whom are engaged in sales, administrative and management activities. Of the Company's 293 production employees, 235 are covered by collective bargaining agreements. These agreements expire as follows:

                      Pennsylvania facility in  July 1998
                        Texas facility in November 1996
                       Arkansas facility in December 1996

         COMPETITION.     The lime and limestone industry has certain limiting
factors, including: the availability of high-quality limestone (calcium carbonate) reserves, the ability to secure mining and operating permits for a facility, the cost of building processing plants to create the lime and limestone products and the transportation costs associated with delivering the products to customers. There is not a large number of producers in the United States as a whole, but producers tend to concentrate on known limestone formations where competition takes place on a local basis. The contraction of the U.S. steel industry in the late 1970's and the early 1980's created an excess of supply over demand, thus impacting prices and profit levels. The industry as a whole has expanded its customer base and, while still selling heavily to the steel industry, also counts paper producers and road builders among its major customers. Recently, the environmental-related uses for lime have been expanding, including use in flue gas desulfurization and the treatment of both waste and potable water.

         ENVIRONMENTAL MATTERS.   The Company's operations are subject to
various federal, state and local environmental laws and regulations, including the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation, and Liability Act as well as the Toxic Substances Control Act. Management does not believe that any lack of compliance by the Company with applicable environmental laws will have a material adverse effect on the Company. In part in response to requirements of environmental regulatory agencies, the Company incurred capital expenditures of approximately $220,000 in 1995 on environmental compliance and is planning to incur approximately $600,000 in 1996. In the judgment of management, forecastable expenditure requirements for the future are not of such dimension as to have a materially adverse effect on the Company's financial condition, results of operations, liquidity or competitive position. The Company's recurring costs associated with managing and disposing of potentially hazardous substances (such as fuels and lubricants used in operations) and maintaining pollution control equipment amounted to $150,000 in both 1995 and 1994. The Company has not been named as a potentially responsible party in any superfund cleanup site.

         As discussed in Notes 2 and 9 of Notes to Consolidated Financial Statements, the Company entered into a settlement agreement with Rangaire Company and Cameron Energy Company in December 1993. Under the settlement, the Company received a secured subordinated promissory note for $530,000 and cash of $200,000. In turn, the Company agreed to reimburse Cameron Energy Company, up to a maximum of $200,000, for clean-up costs incurred with regard to a parcel of land sold in 1989. In this regard, the Company accrued $170,000 at December 31, 1993. In 1994, the Company reimbursed Cameron Energy $165,000 for the clean-up of this parcel of land.

         DISPOSITION OF ASSETS.   Effective July 15, 1992, substantially all of
the assets and business of VLC, a wholly owned subsidiary of the Company, were sold to Eastern Ridge Lime Company, L.P. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 3 of Notes to Consolidated Financial Statements for a discussion regarding the disposition.

         DISCONTINUED OPERATIONS.   Pursuant to an agreement dated June 6, 1989,
the Company sold, effective May 31, 1989, to an unrelated joint venture, all of the assets of the Company's manufacturing division, which designed, manufactured and sold appliances and equipment for use in homes and for use in the construction of homes and commercial buildings. See Notes 2 and 9 of Notes to Consolidated Financial Statements for a further discussion with respect to this discontinued operation.

ITEM 2.  PROPERTIES.

         Reference is made to Item 1 of this Report for a description of the properties of the Company, and such description is hereby incorporated by reference in answer to this Item 2. As discussed in Note 4 of Notes to Consolidated Financial Statements, plant facilities and mineral reserves are subject to encumbrances to secure the Company's loans.

ITEM 3.  LEGAL PROCEEDINGS.

         Information regarding legal proceedings is set forth in Note 9 of Notes to Consolidated Financial Statements and is hereby incorporated by reference in answer to this Item 3.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Company did not submit any matters to a vote of security holders during the fourth quarter of 1995.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's Common Stock is quoted on the Nasdaq National Market under the symbol "USLM." As of February 1, 1996, the Company had 943 stockholders of record.

         As of December 31, 1995, 500,000 shares of $5.00 par value preferred stock were authorized, and none was issued.

         The high and low sales prices for the Company's Common Stock for the periods indicated, as well as dividends declared in 1995, were:


                                                      1995                                                 1994
                                       -----------------------------------                         -------------------
                                          MARKET PRICE                                                MARKET PRICE
                                          ------------                                                ------------
                                       LOW          HIGH         DIVIDENDS                         LOW            HIGH
                                       ---          ----         ---------                         ---            ----
                                                                  DECLARED
                                                                  --------
         First Quarter                  $5 1/2       $6 1/4            _                            $4 3/4         $5 1/4
         Second Quarter                 $5 1/2       $6 3/4         .025                            $4 1/2         $5 3/8
         Third Quarter                  $6 1/4       $8 1/4         .025                            $4 1/2         $6
         Fourth Quarter                 $7           $8 3/4         .025                            $5 1/2         $6 1/4

ITEM 6.  SELECTED FINANCIAL DATA.

         (dollars in thousands, except per share amounts)


                                                                                  YEARS ENDED DECEMBER 31,
                                                          -----------------------------------------------------------------------
                                                             1995            1994           1993            1992           1991
                                                          ---------        -------         -------        --------       --------
    Operating Results
         Revenues from continuing operations              $  41,419         36,865          32,359          35,950         39,741
                                                          =========        =======         =======        ========       ========
         Net income (loss)
               From continuing operations                 $   4,260          1,916(1)         (441)          9,930 (2)       (424)
               From discontinued operations                      -              -              480            (462)          (550)
                                                          ---------        -------         -------        --------       --------
                                                          $   4,260          1,916              39           9,468           (974)
                                                          =========        =======         =======        ========       ========

         Income (loss) per share of common stock
               From continuing operations                 $    1.11           0.50           (0.11)           2.59          (0.11)
               From discontinued operations                      -              -             0.12           (0.12)         (0.14)
                                                          ---------        -------         -------        --------       --------
                                                          $    1.11           0.50            0.01            2.47          (0.25)
                                                          =========        =======         =======        ========       ========


                                                                                     AS OF DECEMBER 31,
                                                          -----------------------------------------------------------------------
                                                             1995             1994           1993           1992            1991
                                                          ----------        --------        -------        -------        -------
    Total Assets                                          $   29,793          27,397         29,937         30,182         38,034
                                                          ==========        ========        =======        =======        =======
    Long-Term Debt                                        $    4,381           6,225          9,622             -          28,666
                                                          ==========        ========        =======        =======        =======
    Stockholders' Equity Per Share                        $     4.89            3.86           3.32           3.32           0.83
                                                          ==========        ========        =======        =======        =======
    Cash Dividends Declared Per Share                     $    0.075              -              -              -              -
                                                          ==========        ========        =======        =======        =======
    Employees at Year-End                                        338             313            302            317            399
                                                          ==========        ========        =======        =======        =======



    1. Includes a gain of $372,000, net of related taxes ($425,000 gross), due to the expiration of certain potential post-closing obligations relating to the sale of VLC assets.

    2. Includes a gain on sale of VLC assets of $10,679, net of related taxes.

    See Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         RESULTS OF OPERATIONS

         The following table sets forth selected financial information of the Company expressed as a percentage of revenues for the periods indicated:

                                                                        YEARS ENDED DECEMBER 31,
                                                                   --------------------------------------
                                                                    1995            1994            1993
                                                                   -----            -----           -----
Revenues                                                             100 %            100 %           100 %

Cost of revenues:
    Labor and other operating expenses                               (66)             (70)            (69)
    Depreciation, depletion and amortization                          (8)              (9)            (10)
    Amortization of costs in excess of
         net assets acquired                                          -                (1)             (2)
                                                                   -----            -----           -----
         GROSS PROFIT                                                 26               20              19

Selling, general and administrative expenses                         (13)             (14)            (18)
                                                                   -----            -----           -----
         OPERATING PROFIT                                             13                6               1

Other (deductions) income:
    Interest expense                                                  (2)              (2)             (2)
    Gain on sale of VLC assets                                        -                 1              -
    Other - net                                                        1                1              -
Federal and state income tax                                          (2)              (1)             -
                                                                   -----            -----           -----
         Net income (loss) from continuing operations                 10 %              5 %            (1)%
                                                                   =====            =====           =====


                                 1995  VS  1994

    Revenues increased from $36,865,000 in 1994 to $41,419,000 in 1995, an increase of $4,554,000 or 12.4%. This resulted from a 12.0% increase in sales volume and a 0.4% increase in sales prices. Volume was up at all plants in 1995. Prices received for lime and limestone products at the Arkansas and Texas plants slightly increased in 1995 compared to 1994. Prices received for lime and limestone products, including aggregates, at the Pennsylvania plant were down slightly when compared to 1994.

    The Company's gross profit was $10,847,000 for 1995 compared to $7,629,000 for 1994, a 42.2% increase. In addition to increased revenues, gross profit was enhanced by improved efficiencies at the plants and lower amortization of costs in excess of net assets acquired.

    Selling, general and administrative ("SG&A") expenses increased by $60,000 in 1995 compared to 1994. SG&A expenses declined as a percent of revenues to 12.5% in 1995, from 13.9% in 1994.

    Interest expense decreased by $161,000 in 1995 over 1994. This decrease was due to lower debt outstanding. The Company's Revolving Credit loan was completely paid down in September 1995.

    The Company's net income for 1995 increased $2,344,000 or 122.3% from $1,916,000 ($0.50 per share) in 1994, to $4,260,000 ($1.11 per share).

                                 1994  VS  1993

          CONTINUING OPERATIONS.    Revenues increased from $32,359,000 in 1993
to $36,865,000 in 1994, an increase of $4,506,000 or 13.9%.  This resulted from a 10.8% increase in sales volume and a 3.1% increase in sales prices. Volume was up at all plants except at Texas, which was down compared to 1993. Prices received for lime and limestone products at all plants improved in 1994 compared to 1993 except the prices received for aggregates at the Pennsylvania plant, which were down slightly when compared to 1993. Volume of shipments were up for aggregate at all plants in 1994.

          The Company's gross profit was $7,629,000 for 1994 compared to $6,073,000 for 1993, a 25.6% increase. In addition to increased revenues, gross profit was enhanced by lower depreciation costs and lower amortization of costs in excess of net assets acquired.

          SG&A expenses decreased by $730,000 in 1994 compared to 1993. This decrease was primarily the result of both a $325,000 charge included in the third quarter of 1993 for a payment due under an employment agreement and a $392,000 charge in the first quarter of 1993 relating to resolution of the Company's control and stockholder situation. Excluding these charges, SG&A expenses decreased by $13,000 in 1994 from 1993, declining as a percent of revenues to 13.9% in 1994 from 15.9% in 1993.

          Interest expense increased by $84,000 in 1994 over 1993. This increase was due to higher prevailing interest rates, which were partially offset by lower debt outstanding.

          The Company's net income for 1994 increased $2,357,000 from a loss of $441,000 ($0.11 per share) in 1993, to $1,916,000 ($0.50 per share). Included in 1994 income was $425,000 ($372,000 net of taxes) due to the expiration of certain potential post-closing obligations relating to the sale of VLC assets. See Note 3 of Notes to Consolidated Financial Statements for more information.

          DISCONTINUED OPERATIONS. During 1993, income of $480,000 (net of taxes) was recorded, primarily attributable to a new subordinated secured promissory note for $530,000 received from the buyer of the discontinued manufacturing operations. See Notes 2 and 9 of Notes to Consolidated Financial Statements.

    FINANCIAL CONDITION

    LIQUIDITY AND CAPITAL RESOURCES

    The Company's financial condition is reflected by the following key financial measurements:


                                                         (dollars in thousands)
                                              -------------------------------------------
                                              1995               1994                1993
                                              ----               ----                ----
Total bank debt                          $    5,524             7,368              10,765
Total liabilities to
       stockholders' equity                     .59               .85                1.35
Working capital                               6,156             5,443               6,094
Current ratio                                  2.01              1.96                1.96


    In 1995, cash flow from operations was $7,943,000, an improvement of $2,535,000 or 46.9% over 1994. In 1995, this cash flow fully funded the Company's capital expenditure program and reduced the Company's bank debt by $1,844,000.

          In October 1993, the Company entered into a financing agreement with a commercial bank to replace its then-existing borrowings. The agreement provided for a 5-year $8,000,000 Term Loan with a monthly principal repayment of $95,238, with the remaining principal due in September 1998. The agreement also provided for a 2-year $6,000,000 Revolving Credit. Both are secured by substantially all of the Company's assets. The Term Loan originally carried an interest rate of Prime plus 1%, and the Revolving Credit carried an interest rate of Prime plus 3/4%, with a 1/2% fee on the unused Revolving Credit loan. In February 1994, the Company fixed the interest rate on the Term Loan at 7.95% per annum through February 1997. In September 1995, the loan agreements were amended to extend the Revolving Credit maturity date to November 1997. For the period of January 1 to September 29, 1995, the Term Loan, as amended, carried an interest rate of Prime plus 1/2%, and the Revolving Credit carried an interest rate of Prime plus 1/4%. In addition, effective September 29, 1995, the Term Loan carries an interest rate of Prime plus 1/4%, and the Revolving Credit carries an interest rate of Prime. The new Term Loan rate will go into effect after the fixed term rate of 7.95% ends in February 1997. The terms of the financing agreements contain, among other provisions, requirements for maintaining defined levels of working capital, net worth, financial ratios and capital expenditure limitations. The covenants restrict incurrence of debt, liens and lease obligations, mergers, and consolidation or acquisition of assets.

          Capital expenditures for 1995 totaled $4,851,000 compared to $2,682,000 in 1994. The Company expects to spend $15-25 million over the next several years to modernize and re-equip plant facilities to improve efficiency and reduce costs, to effect environmental improvements and to ensure that capacity is in place to meet market demand. Management believes that the necessary funds will be obtained through operations. The Company is not contractually committed to any planned capital expenditures until actual orders are placed for equipment.

          In addition, the Company has completed the feasibility studies for a new kiln at the Arkansas plant and has decided to proceed with this project.
The new kiln will complement the existing shaft kilns by allowing the Company to expand its customer base. The lime produced on the new kiln will meet the specific chemical needs of both the existing customer base and customers the Company currently is unable to serve. The project is expected to cost approximately $9-10 million. The Company's progress on this project has been slowed due to the state regulatory authorities requiring the Arkansas plant to apply for and obtain a new plant wide permit. This new permit replaced the existing permit and now allows the Company to proceed with the permitting process of the new kiln. This permit is expected to be secured by the end of 1996. The new kiln will be financed by internally generated funds and/or alternative sources of financing.

ENVIRONMENTAL MATTERS

          The Company's operations are subject to various environmental laws and regulations. In part in response to requirements of environmental regulatory agencies, the Company incurred capital expenditures of approximately $220,000 in 1995. In the judgment of management, forecastable expenditure requirements for the future are not of such dimension as to have a materially adverse effect on the Company's financial condition, results of operations, liquidity or competitive position. See "Business--Environmental Matters."

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.



    INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Report of Independent Auditors                                                                                    F1

Report of Independent Auditors                                                                                    F2

Consolidated Financial Statements:
          Consolidated Balance Sheets as of December 31, 1995 and 1994                                            F3
          Consolidated Statements of Income for the years ended December
              31, 1995, 1994 and 1993                                                                             F5
          Consolidated Statements of Stockholders' Equity for the years
              ended December 31, 1995, 1994 and 1993                                                              F6
          Consolidated Statements of Cash Flows for the years ended
              December 31, 1995, 1994 and 1993                                                                    F7
          Notes to Consolidated Financial Statements                                                              F9

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
United States Lime & Minerals, Inc.

We have audited the consolidated balance sheets of United States Lime & Minerals, Inc. and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of United States Lime & Minerals, Inc. and subsidiaries at December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the years then ended in conformity with generally accepted accounting principles.

                          ERNST & YOUNG LLP

Dallas, Texas
January 22,1996





                                     -F1-

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
United States Lime & Minerals, Inc.

We have audited consolidated statements of income, stockholders' equity and cash flows of United States Lime & Minerals, Inc. and subsidiaries for the year ended December 31, 1993. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects the results of operations and cash flows of United States Lime & Minerals, Inc. for the year ended December 31, 1993, in conformity with generally accepted accounting principles.

                                                 ARONSON, FETRIDGE & WEIGLE

Rockville, Maryland
February 1, 1994


                                     -F2-

              UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)


                                                                                           DECEMBER 31,
                                                                                ----------------------------------
                        ASSETS                                 Notes                1995                  1994
                        ------                              -----------         -----------            -----------
   Current Assets:
       Cash and cash equivalents                                               $      1,161                    23
       Trade receivables                                                              5,509                 6,002
       Inventories                                               1                    5,332                 4,770
       Prepaid expenses and other assets                                                234                   320
                                                                               ------------             ---------
            Total current assets                                                     12,236                11,115

   Property, plant and equipment, at cost:
       Land                                                                           2,280                 2,240
       Buildings and building improvements                                            2,057                 2,030
       Machinery and equipment                                                       48,104                44,095
       Furniture and fixtures                                                           724                   711
       Automotive equipment                                                             762                   952
                                                                               ------------             ---------
                                                                                     53,927                50,028
       Less accumulated depreciation                                                (37,503)              (35,052)
                                                                               ------------             ---------
            Net property, plant and equipment                                        16,424                14,976

   Note receivable                                               2                       -                    343
   Other assets, net                                            1,6                   1,133                   963
                                                                               ------------             ---------
            Total assets                                                       $     29,793                27,397
                                                                               ============             =========


          See accompanying notes to consolidated financial statements


                                     -F3-

              UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

                             (dollars in thousands)



                       LIABILITIES AND                                                              DECEMBER 31,
                       ---------------                                                  ----------------------------------
                    STOCKHOLDERS' EQUITY                                   Notes            1995                   1994
                    --------------------                                  --------      ------------            ----------
      Current Liabilities:
          Current installments of long-term debt                            4          $      1,143                1,143
          Accounts payable - trade                                                            2,568                2,671

          Accrued expenses:
               Salaries and wages                                                               383                  206
               Insurance costs                                                                  436                  487
               Other expenses                                                                 1,550                1,165
                                                                                       ------------            ---------
               Total current liabilities                                                      6,080                5,672

      Long-term debt, excluding current installments                        4                 4,381                6,225
      Other liabilities                                                    3,6                  583                  698
                                                                                       ------------            ---------
               Total liabilities                                                             11,044               12,595

      Commitments and contingencies                                         9

      Stockholders' equity:                                                6,8

          Preferred stock, $5 par value,
               Authorized 500,000 shares;  none issued                                           -                    -

          Common stock, $.10 par value, authorized
               15,000,000 shares;  issued 5,294,065                                             529                  529
               shares
          Additional paid-in capital                                                         15,848               15,848
          Retained earnings                                                                  17,844               13,897

          Less treasury stock at cost;  1,458,002
          shares of common stock                                                            (15,472)             (15,472)
                                                                                       ------------            ---------
               Total stockholders' equity                                                    18,749               14,802
                                                                                       ------------            ---------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $     29,793               27,397
                                                                                       ============            =========


          See accompanying notes to consolidated financial statements


                                     -F4-

              UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                (dollars in thousands, except per share amounts)


                                                                                     YEAR ENDED DECEMBER 31,
                                                                        ------------------------------------------------
                                                             Notes          1995             1994               1993
                                                           --------     -----------       -----------       ------------
      Revenues                                                         $    41,419           36,865            32,359

      Cost of revenues:
          Labor and other operating expenses                                27,375           25,753            22,135
          Depreciation, depletion and amortization                           3,197            3,191             3,495
          Amortization of costs in excess of
               net assets acquired                                              -               292               656
                                                                       -----------        ---------        ----------
                                                                            30,572           29,236            26,286
                                                                       -----------        ---------        ----------
               GROSS PROFIT                                                 10,847            7,629             6,073

      Selling, general and administrative expenses            7              5,185            5,125             5,855
                                                                       -----------        ---------        ----------
               OPERATING PROFIT                                              5,662            2,504               218

      Other deductions (income):
          Interest expense                                    4                723              884               800
          Gain on sale of Virginia Lime Company assets        3                 -              (425)               -
          Other - net                                                         (343)            (143)              (65)
                                                                       -----------        ---------        ----------
                                                                               380              316               735
               Income (loss) from continuing operations
                   before income taxes                                       5,282            2,188              (517)
      Federal and state income tax:                           5              1,022              272               (76)
                                                                       -----------        ---------        ----------
               Income (loss) from continuing operations                      4,260            1,916              (441)

      Discontinued operations, net of taxes:
               Income from discontinued operations          2,5                 -                -                480
                                                                       -----------        ---------        ----------
               NET INCOME                                              $     4,260            1,916                39
                                                                       ===========        =========        ==========
      Income (loss) per share of common stock:
          Continuing operations                                        $      1.11             0.50             (0.11)
          Discontinued operations                                               -                -               0.12
                                                                       -----------        ---------        ----------
               NET INCOME                                              $      1.11             0.50              0.01
                                                                       ===========        =========        ==========


          See accompanying notes to consolidated financial statements


                                     -F5-

              UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (dollars in thousands)


                  Years ended December 31, 1995, 1994 and 1993


                                                          Common Stock
                                                    ---------------------  Additional                          Amount
                                                       Shares               Paid-In     Retained   Treasury   Due From
                                                    Outstanding   Amount    Capital     Earnings     Stock      ESOP      TOTAL
                                                    -----------  --------  ----------   --------   ---------  --------  --------
           BALANCES AT JANUARY 1, 1993               3,836,063     $529       15,848     12,092    (15,472)    (277)    12,720


   Reduction of amount due
           from ESOP  (Note 6)                              -        -            -          -          -        92         92

   Adjustment to reflect minimum
           pension liability  (Note 6)                      -        -            -        (109)        -        -        (109)

   Net income                                               -        -            -          39         -        -          39
                                                   -----------  -------    ---------   --------  ---------  ------    --------
           BALANCES AT DECEMBER 31, 1993             3,836,063      529       15,848     12,022    (15,472)    (185)    12,742

   Reduction of amount due
           from ESOP  (Note 6)                              -        -            -          -          -       185        185

   Adjustment to reflect minimum
           pension liability  (Note 6)                      -        -            -         (41)        -        -         (41)

   Net income                                               -        -            -       1,916         -        -       1,916
                                                   -----------  -------    ---------   --------  ---------  ------    --------
           BALANCES AT DECEMBER 31, 1994             3,836,063      529       15,848     13,897    (15,472)      -      14,802

   Common stock dividends                                   -        -            -        (286)        -        -        (286)
   Adjustment to reflect minimum
           pension liability  (Note 6)                      -        -            -         (27)        -        -         (27)

   Net income                                               -        -            -       4,260         -        -       4,260

                                                   -----------  -------    ---------   --------  ---------  ------    --------
           BALANCES AT DECEMBER 31, 1995             3,836,063     $529       15,848     17,844    (15,472)      -      18,749
                                                   ===========  =======    =========   ========  =========  ======    ========


          See accompanying notes to consolidated financial statements


                                     -F6-

              UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)


                                                                                 YEARS ENDED DECEMBER  31,
                                                                            ---------------------------------
                                                                               1995         1994       1993
                                                                            ---------    --------   ---------
  CASH FLOWS FROM OPERATING ACTIVITIES:

       Net income (loss) from continuing operations                         $     4,260      1,916       (441)

       Adjustments to reconcile net income (loss) from
         continuing operations to net cash provided
         by continuing operations:
            Depreciation, depletion and amortization                              3,354      3,661      4,420
            Gain on sale of Virginia Lime Company assets                             -        (425)        -
            (Gain) / loss on sale of property                                      (127)       (11)        47
            Amortization of financing costs                                         139         74         98
            Changes in assets and liabilities:
            (Increase) / decrease in trade receivables                              493     (1,031)      (421)
            (Increase) / decrease in inventories                                   (562)     1,747       (701)
            (Increase) / decrease in prepaid expenses                                86        241       (166)
            (Increase) / decrease in other assets                                    34         55       (467)
            Increase / (decrease) accounts payable and accrued expenses             408       (272)       796
            Increase / (decrease) other liabilities                                (142)      (547)       (54)
                                                                            -----------   --------    -------
            Total adjustments                                                     3,683      3,492      3,552
                                                                            -----------   --------    -------
                Net cash provided by continuing operations                        7,943      5,408      3,111
                                                                            -----------   --------    -------
       Net income from discontinued operations                                       -          -         480
       Adjustment to reconcile net income from
            discontinued operations to net cash used in
            discontinued operations                                                  -          -        (315)
                                                                            -----------   --------    -------
                Net cash provided by discontinued operations                         -          -         165

                                                                            -----------   --------    -------
                Net cash provided by operations                             $     7,943      5,408      3,276
                                                                            -----------   --------    -------


          See accompanying notes to consolidated financial statements.


                                     -F7-

              UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

                             (dollars in thousands)


                                                                                      YEARS ENDED DECEMBER 31,
                                                                                 ---------------------------------
                                                                                   1995         1994       1993
                                                                                 ---------    --------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:

    Purchase of property, plant and equipment                                   $  (4,851)     (2,682)     (3,440)
    Proceeds from sales of property, plant and equipment                              176          95          55
    Decrease in restricted cash                                                        -           -          129
                                                                                ---------    --------    --------
         Net cash used in investing activities                                     (4,675)     (2,587)     (3,256)
                                                                                ---------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Payment of common stock dividends                                                (286)         -           -
    Proceeds from borrowings                                                        2,200       1,400         500
    Principal payments of debt                                                     (4,044)     (4,797)     (1,592)
    Amount due from ESOP, net of income tax                                            -          185          92
                                                                                ---------    --------    --------
         Net cash used in financing activities                                     (2,130)     (3,212)     (1,000)
                                                                                ---------    --------    --------

         Net increase (decrease) in cash and cash equivalents                       1,138        (391)       (980)
    Cash and cash equivalents at beginning of period                                   23         414       1,394
                                                                                ---------    --------    --------
    Cash and cash equivalents at end of period                                  $   1,161          23         414
                                                                                =========    ========    ========


          See accompanying notes to consolidated financial statements.


                                     -F8-

              UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (dollars in thousands, except per share amounts)

                 Years ended December 31, 1995, 1994, and 1993




(1) Summary of Significant Accounting Policies

    (a)  Organization

         The Company is a manufacturer of lime and limestone products supplying primarily the steel, paper, agriculture, municipal sanitation/water treatment and construction industries. The Company is headquartered in Dallas, Texas and operates lime and aggregate plants in Arkansas, Pennsylvania and Texas through its wholly owned subsidiaries, Arkansas Lime Company, Corson Lime Company and Texas Lime Company, respectively.

    (b)  Principles of Consolidation

         The consolidated financial statements include the accounts of the Company and all of its subsidiaries. All material intercompany balances and transactions have been eliminated.

    (c)  Use of Estimates

         The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

    (d)  Statements of Cash Flows

         For purposes of reporting cash flows, the Company considers all certificates of deposit and highly-liquid debt instruments, such as U.S. Treasury Bills and Notes, with original maturities of three months or less to be cash equivalents.

         Supplemental cash flow information is presented below:

                                                            1995             1994             1993
                                                            ----             ----             ----
Cash paid during the period for:
     Interest (net of amounts capitalized)                 $  597           $  811           $  761
                                                           ======           ======           ======
     Income taxes                                          $  789           $  261           $   58
                                                           ======           ======           ======

         Supplemental information regarding non-cash investing and financing activities is present as follows:

         A secured promissory note for $530 was recorded in 1993. This transaction has been excluded from the consolidated statements of cash flows.

    (e)  Trade Receivables

         Trade receivables are presented net of the related allowance for doubtful accounts, which totaled $115 and $231 at December 31, 1995, and 1994, respectively.





                                     -F9-

              UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (dollars in thousands, except per share amounts)



    (f)  Inventories

         Inventories are valued principally at the lower of cost or market determined using the average cost method. Such costs include materials, labor and production overhead.

         A summary of inventories is as follows:

                                                    1995                1994
                                                   ------              ------
            Lime and limestone inventories:
            Raw materials                          $ 1,000            $   714
            Finished goods                           2,436              2,440
                                                   -------            -------
                                                     3,436              3,154
            Service parts inventories                1,896              1,616
                                                   -------            -------
                                                   $ 5,332            $ 4,770
                                                   =======            =======

    (g)  Property, Plant and Equipment

         Depreciation of property, plant and equipment is being provided for by the straight-line and declining-balance methods over estimated useful lives as follows:

         Buildings and building improvements   3-40 years
         Machinery and equipment               3-20 years
         Furniture and fixtures                3-10 years
         Automotive equipment                  3-8 years

         Maintenance and repairs are charged to expense as incurred; renewals and betterments are capitalized. When units of property are retired or otherwise disposed of, their cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is credited or charged to income.

    (h)  Other Assets

         Other assets consist of the following:

                                                     1995                1994
                                                   -------             -------
            Assets held for sale                   $    33             $   34
            Deferred stripping costs                   783                472
            Intangible asset, pension                  165                166
            Deferred financing costs                   152                291
                                                   -------             ------
                                                   $ 1,133             $  963
                                                   =======             ======

         It is the Company's policy to make available for sale assets considered excess and no longer necessary for operations. The carrying values of such assets are periodically reviewed and adjusted downward to market, when appropriate.

         Deferred stripping costs are amortized by the unit-of-production method based on the estimated recoverable reserves in the underlying area.

         Deferred financing costs are expensed over the shorter of the life of the debt or expected life of the loan using the interest method.


                                    -F10-

              UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (dollars in thousands, except per share amounts)



    (i)  Earnings Per Share of Common Stock

         Earnings per share of common stock are based on the weighted average number of shares outstanding during each year, which amounted to 3,836,063 for the years ended December 31, 1995, 1994 and 1993.

    (j)  Environmental Expenditures

         Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the costs can be reasonably estimated. Generally, the timing of these accruals will coincide with completion of a feasibility study or the Company's commitment to a formal plan of action.

(2) Discontinued Operations

    In June 1989, the Company sold the net assets of its manufacturing division to an unrelated joint venture (Purchaser). As part of this sale, the Company received a $955 subordinated promissory note, the repayment of which was contingent upon the Purchaser having sufficient excess cash flow (as defined). The Company was not receiving interest on the note, collection of the principal was considered to be doubtful and, accordingly, at that time the note was not recorded. Subsequent to December 31, 1993, the Company recorded $200 in cash and a new subordinated note for $530 in substitution of the old note. The new note was secured by all of the assets of the Purchaser, and carried an interest rate of 6% per annum. The new note called for a monthly payment of $10 in interest and principal, and a final payment of $17 at the end of the 60th month. The new note was recorded as income from discontinued operations in 1993. The Purchaser paid the balance of the note in the fourth quarter of 1995.

(3) Gain on Sale of Virginia Lime Company Assets

    Effective July 15, 1992, substantially all of the assets and business of Virginia Lime Company (VLC) were sold to Eastern Ridge Lime Company, L.P. (Eastern Ridge), an unrelated company. At the time of the sale, a $500 reserve for post-closing adjustments was established. Potential post-closing adjustments included possible additional expenditures for claims relating to a water supply system, workers' compensation matters, environmental matters, representations and warranties made to Eastern Ridge on various issues, employee benefit matters, legal fees and other professional charges. Other than a $50 payment in 1993, in connection with the water supply system, Eastern Ridge asserted no claims for adjustment. The Company recorded a benefit of $425 in the second quarter of 1994, upon payment of certain legal and other expenses and expiration of the post-closing obligations. The Company dissolved this subsidiary in 1995.


                                    -F11-

              UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (dollars in thousands, except per share amounts)


(4) Long-Term Debt

    In October 1993, the Company entered into a financing agreement with a commercial bank to replace its then-existing borrowings. The agreement provided for a 5-year $8,000 Term Loan with a monthly principal repayment of $95, with the remaining principal due in September 1998. The agreement also provided for a 2-year $6,000 Revolving Credit. Both are secured by substantially all of the Company's assets. The Term Loan originally carried an interest rate of Prime plus 1%, and the Revolving Credit carried an interest rate of Prime plus 3/4%, with a 1/2% fee on the unused Revolving Credit loan. In February 1994, the Company fixed the interest rate on the Term Loan at 7.95% per annum through February 1997. In September 1995, the loan agreements were amended to extend the Revolving Credit maturity date to November 1997. For the period of January 1 to September 29, 1995, the Term Loan, as amended, carried an interest rate of Prime plus 1/2%, and the Revolving Credit carried an interest rate of Prime plus 1/4%. In addition, effective September 29, 1995, the Term Loan carries an interest rate of Prime plus 1/4%, and the Revolving Credit carries an interest rate of Prime. The new Term Loan rate will go into effect after the fixed term rate of 7.95% ends in February 1997. The terms of the financing agreements contain, among other provisions, requirements for maintaining defined levels of working capital, net worth, financial ratios and capital expenditure limitations. The covenants restrict incurrence of debt, liens and lease obligations, mergers, and consolidation or acquisition of assets.

    A summary of Long-term debt is as follows:

                                                    1995                 1994
                                                   -------              -------
Term Loan                                           $ 5,524             $ 6,667
Revolving Credit                                         -                  701
                                                    -------             -------

Subtotal                                              5,524               7,368
Less current installments                             1,143               1,143
                                                    -------             -------
Long-term debt, excluding
    current installments                            $ 4,381             $ 6,225
                                                    =======             =======

    Amounts payable on long-term debt in 1996 and thereafter are: 1996, $1,143; 1997, $1,143; 1998, $3,238.

(5) Federal and State Income Taxes

    Income tax expense (benefit) for the years ended December 31, 1995, 1994 and 1993 were as follows:

                                                            1995              1994          1993
                                                           -------           ------        ------
Current - federal                                          $   743            $ 156         $   -
Current - state and local                                      279              116            27
                                                           -------            -----         -----
                                                             1,022              272            27
                                                           =======            =====         =====
Income tax expense (benefit) on income
     (loss) from continuing operations                       1,022              272           (76)

Income tax expense on income
     from discontinued operations                                -                -           103
                                                           -------            -----         -----
                                                           $ 1,022            $ 272         $  27
                                                           =======            =====         =====


                                    -F12-

              UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (dollars in thousands, except per share amounts)


    A reconciliation of the computed "expected" federal and state income tax expense (benefit) on income (loss) from continuing operations to income taxes at the effective tax rates is as follows:


                                                             Year Ended            Year Ended              Year Ended
                                                         December 31, 1995     December 31, 1994       December 31, 1993
                                                        -------------------   --------------------  -----------------------
                                                                  Percent                Percent                  Percent
                                                                 of pretax              of pretax                of pretax
                                                         Amount    income       Amount    income      Amount        loss
                                                        -------- ----------   --------- ----------  ----------   ----------
   Computed "expected" tax
       expense (benefit)                                $1,796        34.0 %  $   745       34.0 %   $   (176)        34.0 %

   Increase (reductions) in
       taxes resulting from:
            General business credits
                  carryforwards                           (248)       (4.6)      (130)      (6.0)          -            -
            Tax benefit not currently
                  utilizable                                -           -          -          -           413         79.8
            Excess of statutory depletion
                  over cost depletion                     (612)      (11.6)      (408)     (18.6)        (340)       (65.7)
            State income taxes, net of
                  federal income tax benefit               176         3.3         77        3.5           18          3.4
            Other                                          (90)       (1.7)       (12)      (0.5)           9          1.8
                                                        ------      ------      -----     ------       ------       ------
   Taxes on income (loss)
       from continuing operations                       $1,022        19.4 %      272       12.4 %        (76)       (14.7)%
                                                        ======      ======      =====     ======       ======       ======


    At December 31, 1995, the Company had deferred tax liabilities of $653, deferred tax assets of $4,188 and a valuation allowance of $3,535. The principal temporary difference related to the deferred tax liabilities is depreciation ($653). The principal temporary differences related to the deferred tax assets were net operating loss (NOL) carryforwards ($1,047), general business credits ($510), certain financial statement accruals ($656) and alternative minimum tax credit carryforwards ($1,975).

    At December 31, 1994, the Company had deferred tax liabilities of $700, deferred tax assets of $4,508 and a valuation allowance of $3,808. The principal temporary difference related to the deferred tax liability is depreciation ($700). The principal temporary differences related to the deferred tax assets were NOL carryforwards ($1,983), general business credit ($756), certain financial statement accruals ($785) and alternative minimum tax credit carryforwards ($984).

    The Company has NOL carryforwards for tax purposes of $2,755 which will, if unused, expire in 2006 ($1,387), and 2008 ($1,368). General business credits of $510 are available to reduce the Company's federal income tax, which expire starting 1997 through 2001.

    Deferred tax assets have been reduced by a valuation allowance as realization of some portion of these future tax benefits is dependent on generating sufficient taxable income. Favorable resolution of these uncertainties would result in the reduction of the valuation allowance.


                                    -F13-

              UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (dollars in thousands, except per share amounts)


(6) Employee Retirement Plans

    The Company has a noncontributory defined benefit pension plan covering substantially all union employees of its wholly-owned subsidiary, Corson Lime Company. Benefits for the Corson Lime Union Pension Plan (Corson
    Plan) are based on certain multiples of years of service. The Company's funding policy is to contribute annually not less than the minimum required nor more than the maximum amount that can be deducted for Federal income tax purposes. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. The Company funded pension costs of $127 for 1995, $96 for 1994 and $96 for 1993.

    A summary of the funding status of the Corson Plan and the amounts recognized in the consolidated balance sheets are as follows:

                                                                                                      1995             1994
                                                                                                    --------         --------
         Actuarial present value of accumulated benefit obligation:
              Vested                                                                                 $ 1,347          $ 1,243
              Non-vested                                                                                   6                1
                                                                                                     -------          -------
         Total                                                                                       $ 1,353          $ 1,244
                                                                                                     =======          =======
         Projected benefit obligation                                                                $(1,353)         $(1,244)
         Plan assets at fair value, primarily listed securities and short-term investments               800              700
                                                                                                     -------          -------
         Projected benefit obligation in excess of plan assets                                          (553)            (544)
         Unrecognized net loss from past experience different from that assumed                          252              223
         Unrecognized net obligation at transition, being recognized over 15 years                         9               11
         Prior service cost not yet recognized in net periodic pension cost                              156              155

         Adjustment to recognize minimum liability                                                      (417)            (389)
                                                                                                     -------          -------
         Liability recognized in the consolidated balance sheet                                      $  (553)         $  (544)
                                                                                                     =======          =======


A summary of the components of net periodic pension expense for the Corson Plan follows:

                                                                                           December 31,
                                                                                -----------------------------------
                                                                                 1995          1994          1993
                                                                                ------        -------       -------
         Service cost - benefits earned during the period                       $   41        $   48       $    43
         Interest cost on projected benefit obligation                             100            95            91
         Actual return on plan assets                                              (32)          (30)          (71)
         Net liability deferred for later recognition                              (33)          (30)           18
         Amortization of unrecognized net liability                                 10             5             2
         Amortization of unrecognized prior service cost                            23            23            23
                                                                                ------        ------       -------
                   Net periodic pension expense                                 $  109        $  112       $   106
                                                                                ======        ======       =======

         Significant assumptions used in determination of
              pension expense consist of the following:
                   Discount rate                                                    8%            8%            8%
                   Long-term rate of return on plan assets                          9%            9%            9%


    The Company also has a contributory retirement (401k) savings plan for nonunion employees. The Company contributions to the plan were $58 during 1995, $23 during 1994 and $26 during 1993. The Company has a contributory retirement (401k) savings plan for union employees of Texas Lime Company. The Company contributions to this plan were $12 in 1995, $11 in 1994 and $12 in 1993.


                                    -F14-

              UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (dollars in thousands, except per share amounts)


    In December 1986, the Company purchased 1,550,000 shares of its outstanding common stock for $10.50 per share. Subsequent to that purchase, 200,000 shares (300,000 shares after stock split) were sold to the Employee Stock Ownership Plan (ESOP) for $8.20 per share. The Company obtained a note receivable from the ESOP for the purchase of the shares, which was classified as a reduction of stockholders' equity. As of December 1994, the Company made all of the necessary contributions to the ESOP to repay all principal and interest due on the note.

    Through December 31, 1994, the Company contributed to the ESOP which covers substantially all full-time nonunion employees. The ESOP is designed to invest primarily in the Company's common stock. Contributions to the ESOP are made at the option of the Company, except for certain contributions which were required in order for the ESOP to repay the note receivable to the Company. The Company did not make a contribution in 1995 and contributed $205 during each of the years 1994 and 1993.

(7) Selling, General and Administrative Expenses

    Selling, general and administrative (SG&A) expenses for 1993 include $391 for payments related to the termination of employees. In 1993, SG&A includes $215 of bank fees and professional charges incurred in connection with a proposed ESOP offer to buy the then-majority owner's shares in the Company and the related financing of the then-existing borrowings. In May 1993, the then-majority shareholder sold its shares, and, as a consequence, the proposed ESOP offer was abandoned. SG&A expense also includes change-in-control payments of $177 made in May 1993.

(8) Stock Option Plan

    The Company has a stock option plan under which options for shares of common stock may be granted to key employees. As of December 31, 1995, the Company has granted options to purchase a total of 355,000 shares at a range of $4.75 to $8.25 per share, the fair market value of the Company's common stock on the date of grant. The options expire ten years from the date of grant and generally become exercisable after the expiration of one year from the grant date. As of December 31, 1995, 25,000 shares are available for future grant.

(9) Commitments and Contingencies

    The Company leases some of the equipment used in its operations.
    Generally, the leases are for periods varying from one to five years and are renewable at the option of the Company. Total rent expense was $232 for 1995, $134 for 1994 and $213 for 1993. As of December 31, 1995, future minimum payments under noncancelable operating leases are as follows:
    1996, $81;  1997, $77;  1998, $75;  and 1999, $36.


                                    -F15-

              UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (dollars in thousands, except per share amounts)


    As of December 31, 1993, the Company reached agreements to settle two lawsuits styled Rangaire Company v. Rangaire Corporation and Cameron Energy Company v. Scottish Heritable, Inc. In settlement of both lawsuits, the Company and the plaintiffs entered into mutual releases and agreement for dismissal with prejudice of all litigation for claims of any kind. In exchange, the Company (a) agreed to the substitution for an existing unsecured subordinated cash flow promissory note of $955 payable to it by Rangaire Company, bearing interest at 10% per annum, of a new secured subordinated promissory note for $530, bearing interest at 6% per annum, and (b) received $200 in cash from Rangaire Company to be reimbursed to Cameron Energy up to $200 for clean-up costs incurred with regard to a parcel of land sold in 1989. In 1993, the Company accrued $170 for potential claims by Cameron Energy. The unsecured $955 cash flow promissory note previously was not recognized as income. The new $530 secured promissory note and the $200 cash payment were recorded in discontinued operations income in 1993. In 1994, the Company reimbursed Cameron Energy $165,000 for the clean-up costs. The balance remaining on the promissory note as of December 31, 1994 of $447 was completely repaid in the fourth quarter of 1995.

    The Company is party to other lawsuit and claims arising in the normal course of business, none of which, in the opinion of management, is expected to have a material adverse effect on the Company's financial condition, results of operation, liquidity or competitive position.

(10)     Summary of Quarterly Financial Data  (unaudited)

                                                             March 31,         June 30,           Sep. 30,          Dec. 31,
                                                               1995              1995              1995               1995
                                                             --------          --------           --------          --------
         Revenues                                             $8,649           $ 11,458           $ 11,106           $ 10,206
                                                              ======           ========           ========           ========
         Gross profit                                          1,993              3,242              3,001              2,611
                                                              ======           ========           ========           ========
         Net income                                              426              1,440              1,535                860
                                                              ======           ========           ========           ========
         Net income per share of
              common stock                                    $  .11           $    .38           $    .40           $    .22
                                                              ======           ========           ========           ========

                                                          March 31,           June 30,          Sep. 30,           Dec. 31,
                                                             1994               1994              1994               1994
                                                           --------           --------          --------          ----------
         Revenues                                          $ 6,763            $ 10,165           $ 10,534           $ 9,403
                                                           =======            ========           ========           =======
         Gross profit                                          709               2,327              2,910             1,683
                                                           =======            ========           ========           =======
         Net income (loss)                                    (726)              1,154              1,099               389
                                                           =======            ========           ========           =======
         Net income (loss) per share of
              common stock                                 $  (.19)           $    .30           $    .29           $   .10
                                                           =======            ========           ========           =======


                                    -F16-

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    The information required in response to Item 9 was previously reported in the Company's Current Report on Form 8-K dated October 28, 1994.

                                    PART III

    The information required in response to Items 10, 11, 12 and 13 is hereby incorporated by reference to the information under the captions "Election of Directors", "Executive Officers of the Company Who Are Not Also Directors", "Executive Compensation", "Voting Securities and Principal Shareholders", and "Shareholdings of Company Directors and Executive Officers" in the Proxy Statement for the Company's 1996 Annual Meeting of Shareholders. The Company anticipates that it will file the definitive Proxy Statement with the Securities and Exchange Commission on or before April 30, 1996.

                                    PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

    (a)  1.  The following financial statements are included in Item 8:

         Report of Independent Auditors

         Report of Independent Auditors

         Consolidated Financial Statements:

             Consolidated Balance Sheets as of December, 31, 1995 and 1994;

             Consolidated Statements of Income for the years ended December 31, 1995, 1994 and 1993;

             Consolidated Statements of Stockholders' Equity for the years ended December, 31, 1995, 1994 and 1993;

             Consolidated Statements of Cash Flows for the years ended December 31, 1995, 1994 and 1993; and

             Notes to Consolidated Financial Statements.

    2. All financial statement schedules are omitted because they are not applicable or the required information is presented in the consolidated financial statements or the related notes.

    3. The following documents are filed with or incorporated by reference into this Report:

         3(a) Articles of Amendment to the Articles of Incorporation of Scottish Heritable, Inc. dated January 25th, 1994 (incorporated by reference to Exhibit 3(a) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, File Number 0-4197).

         3(b) Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3(b) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, File Number 0-4197).

         3(c) Composite Copy of Bylaws of the Company, as currently in effect (incorporated by reference to Exhibit 3(b) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, File Number 0-4197).

         10(a) Summary of the Company's Profit Sharing Bonus Plan (incorporated by reference to Exhibit 10(c) to the Company's Annual Report on Form 10-K for the fiscal year ended July 31,1981, File Number 0-4197).

         10(b) United States Lime & Minerals, Inc. Employee Stock Ownership Plan, as restated effective August 1, 1989.

         10(c) Rangaire Employee 401(k) Profit Sharing Plan effective as of August 1, 1983 (incorporated by reference to Exhibit 10(d) to the Company's Annual Report on Form l0-K for the fiscal year ended July, 31, 1983, File Number 0-4197).

         10(d) Amendments Nos. First, Second, and Third to Rangaire Employee 401(k) Profit Sharing Plan (incorporated by reference to
                  Exhibit 10(e) to the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1986, File Number 0-4197).

         10(e) Amendment No. Fourth to Rangaire Employee 401(k) Profit Sharing Plan effective March 1, 1987 (incorporated by reference to Exhibit 10(g) to the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1987, File Number 0-4197).

         10(f) Amendment No. Fifth to Rangaire Employees 401(k) Profit Sharing Plan effective as of July 14, 1992 (incorporated by reference to Exhibit 19(g) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992, File Number 0-4197).

         10(g) Texas Lime Company Bargaining Unit 401(k) Plan effective as of January 1, 1992 (incorporated by reference to Exhibit 19(f) to the Company's Quarterly Report on Form 10-Q for the quarter ended June, 30, 1992, File Number 0-4197).

         10(h) Executive Retention Agreements dated as of June 10, 1992 between the Company and certain officers of the Company (incorporated by reference to Exhibit 19(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992, File Number 0-4197).

         10(i) Employment Agreements between the Company and certain officers of the Company (incorporated by reference to Exhibit 19(c) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992, File Number 0-4197).

         10(j) United States Lime & Minerals, Inc. 1992 Stock Option Plan (incorporated by reference to Exhibit A to the Company's definitive Proxy Statement for its 1992 Annual Meeting of Shareholders held on June 9, 1992, File Number 0-4197).

         10(k) Loan and Security Agreement dated October 20, 1993 among Scottish Heritable, Inc. and subsidiaries and CoreStates Bank, N.A. (incorporated by reference to Exhibit 10(u) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993, File Number 0-4197).

         10(l) Stock Purchase Agreement dated October 23,1986 between Rangaire Corporation and InterFirst Bank Fort Worth, N.A. as trustee of the Rangaire Corporation Employee Stock Ownership Trust (incorporated by reference to Exhibit (c) (2) to the Company's Tender Offer Statement on Schedule 13E-4 for a tender offer first published sent or given to security holders on October 30, 1986, File Number 0-4197).

         10(m) Purchase and Assumption Agreement dated as of May 31, 1989 between Rangaire Corporation and Rangaire Company (incorporated by reference to Exhibit A to the Company's Current Report on Form 8-K dated June 5, 1989, File Number 0-4197).

         10(n) Asset Purchase Agreement dated as of June 5, 1989 by and between Dravo Lime Company and Texas Lime Company (incorporated by reference to Exhibit B to the Company's Current Report on Form 8-K dated June 5, 1989, File Number 0-4197).

         10(o) Asset Purchase Agreement dated as of July 6, 1989 by and between Cadenhead Construction Company, Inc., Cadenhead Rangaire, Inc. and Rangaire Corporation (incorporated by reference to Exhibit A to the Company's Current Report on Form 8-K dated July 7, 1989, File Number 0-4197).

         10(p) Asset Purchase Agreement dated as of July 13, 1992 among Eastern Ridge Lime Company, L.P., Virginia Lime Company, Eastern Ridge Lime, Inc., and Scottish Heritable, Inc. (incorporated by reference to Exhibit 2 to the Company's Current Report on Form 8-K dated July 15, 1992, File Number 0-4197).

         10(q) Agreement and Release dated October 29, 1993 between Scottish Heritable, Inc. and Peter C. Timms (incorporated by reference to Exhibit 10(w) to the Company's Annual Report on Form 10-K for the fiscal year ended December, 31, 1993, File Number 0-4197).

         10(r) Employment Agreement dated as of September 27, 1993 between Scottish Heritable, Inc. and Robert F. Kizer (incorporated by reference to Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994, File Number 0-4197).

         10(s) Employment Agreement dated November 24, 1993 between Scottish Heritable, Inc. and Robert K. Murray (incorporated by reference to Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994, File Number 0-4197).

         10(t) First Amendment to Term Note dated as of March 1, 1994, among United States Lime & Minerals, Inc. and subsidiaries and CoreStates Bank, N.A. (incorporated by reference to Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31,1994, File Number 0-4197).

         10(u) Amendment No. 1 to Loan and Security Agreement dated as of December 23, 1994, among United States Lime & Minerals, Inc. and subsidiaries and CoreStates Bank, N.A. (incorporated by reference to Exhibit 10(y) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, File Number 0-4197).

         10(v) Amendment No. 2 to Loan and Security Agreement dated as of April 28, 1995, among United States Lime & Minerals, Inc. and subsidiaries and CoreStates Bank, N.A. (incorporated by reference to Exhibit 10(z) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, File Number 0-4197).

         10(w) Amendment No. 3 to Loan and Security Agreement dated as of September 29, 1995, among United States Lime & Minerals, Inc. and subsidiaries and CoreStates Bank, N.A. (incorporated by reference to Exhibit 10(aa) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, File Number 0-4197).

         11       Statement regarding computation of per share earnings (loss).

         16 Letter dated November 3, 1994, from Aronson, Fetridge & Weigle to the Securities and Exchange Commission, stating whether it agrees with the statements made by the Company in the Company's Current Report on Form 8-K dated October 28, 1994, concerning its dismissal as the Company's principal accountant (incorporated by reference to Exhibit 16 to the Company's Current Report on Form 8-K dated October 28, 1994, File Number 0-4197).

         21       Subsidiaries of the Company.

         23(a)    Consent of Independent Auditors

         23(b)    Consent of Independent Auditors

         27       Financial Data Schedule

-----------------------

             Exhibits 10(a) through 10(j) and 10(q) through 10(s) are management contracts or compensatory plans or arrangements required to be filed as exhibits.


(b) The Company did not file any Current Reports on Form 8-K during the fourth quarter of 1995.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          UNITED STATES LIME & MINERALS, INC.


Date:  February 28, 1996             By:  /s/ Robert F. Kizer
                                          --------------------------------------
                                          Robert F. Kizer, President and
                                          Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:  February 28, 1996             By: /s/ Robert F. Kizer
                                         ---------------------------------------
                                         Robert F. Kizer, President,
                                         Chief Executive Officer, and Director
                                         (Principal Executive Officer)

Date:  February 28, 1996             By: /s/ Timothy W. Byrne
                                         ---------------------------------------
                                         Timothy W. Byrne, Senior Vice President
                                         of Finance & Admin., Chief Financial
                                         Officer, Treasurer, Secretary and
                                         Director (Principal Financial Officer)

Date:  February 28, 1996             By: /s/ Larry T. Ohms
                                         ---------------------------------------
                                         Larry T. Ohms, Corporate Controller
                                         and Assistant Treasurer
                                         (Principal Accounting Officer)

Date:  February 28, 1996             By: /s/ Edward A. Odishaw
                                         ---------------------------------------
                                         Edward A. Odishaw, Director and
                                         Chairman of the Board

Date:  February 28, 1996             By: /s/ Antoine M. Doumet
                                         ---------------------------------------
                                         Antoine M. Doumet, Director and
                                         Vice Chairman of the Board

Date:  February 28, 1996             By: /s/ John J. Brown
                                         ---------------------------------------
                                         John J. Brown, Director

Date:  February 28, 1996             By: /s/ Wallace G. Irmscher
                                         ---------------------------------------
                                         Wallace G. Irmscher, Director


Date:  February 28, 1996             By: /s/ Robert J. Smith
                                         ---------------------------------------
                                         Robert J. Smith, Director

                      UNITED STATES LIME & MINERALS, INC.


                           Annual Report on Form 10-K
                              Index to Exhibits



          Certain exhibits to this annual report on Form 10-K have been incorporated by reference. For a list of these exhibits see Item 14 hereof.

          The following exhibits are being filed herewith:

          Exhibit No.                          Exhibit
                         ------------------------------------------------------
          10(b)          United States  Lime & Minerals, Inc. Employee Stock
                         Ownership  Plan, as restated effective August 1, 1989.

          11             Statement regarding computation of per share earnings
                         (loss).

          21             Subsidiaries of the Company.

          23(a)          Consent of Independent Auditors.

          23(b)          Consent of Independent Auditors.

          27             Financial Data Schedule.