Form 10-Q
period 1996-03-31
UNITED STATES LIME & MINERALS INC
filed 1996-04-19
CIK 82020

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  Form 10-Q
(Mark One)
[ X ]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended MARCH 31, 1996

                                       OR

[   ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ........ to ........

                        Commission file number is 0-4197

                      UNITED STATES LIME & MINERALS, INC.
                      -----------------------------------
             (Exact name of registrant as specified in its charter)

         TEXAS                                                75-0789226
         -----                                             ----------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification No.)

12221 MERIT DRIVE, SUITE 500, DALLAS, TX                        75251
- ----------------------------------------                     ------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of April 12, 1996, 3,861,853 shares of common stock, $.10 par value, were outstanding.

                                                                       CONFORMED
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   Form 10-Q
(Mark One)
[ X ]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended MARCH 31, 1996

                                       OR
[   ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ........ to ........

                        Commission file number is 0-4197

                      UNITED STATES LIME & MINERALS, INC.
                      -----------------------------------
             (Exact name of registrant as specified in its charter)

         TEXAS                                               75-0789226
         -----                                           -------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)

12221 MERIT DRIVE, SUITE 500, DALLAS, TX                       75251
- ----------------------------------------                    ------------
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

    Yes   X          No
        -----           -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of April 12, 1996, 3,861,853 shares of common stock, $.10 par value, were outstanding.

PART I.  FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)
(Unaudited)

                                                       MARCH 31,              DECEMBER 31,
ASSETS                                                   1996                     1995
- ------                                                   ----                     ----
Current Assets:
  Cash and cash equivalents                         $       24              $       1,161
  Trade receivables                                      5,244                      5,509
  Inventories                                            5,494                      5,332
  Prepaid expenses and other assets                      1,008                        234
                                                    ----------              -------------
     Total current assets                               11,770                     12,236
                                                    ----------              -------------

Property, plant and equipment at cost:                  55,574                     53,927
  Less accumulated depreciation                        (38,343)                   (37,503)
                                                    ----------              -------------
  Net property, plant and equipment                     17,231                     16,424
                                                    ----------              -------------
Other assets, net                                        1,296                      1,133
                                                    ----------              -------------
  Total assets                                      $   30,297              $      29,793
                                                    ==========              =============


LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------

Current Liabilities:

  Current installments of long-term debt            $    1,143              $       1,143
  Accounts payable-trade                                 2,902                      2,568
  Accrued expenses                                       2,334                      2,369
                                                    ----------              -------------
      Total current liabilities                          6,379                      6,080

Long-term debt,  excluding current installments          4,095                      4,381
Other liabilities                                          582                        583

Stockholders' equity:
  Common stock                                             529                        529

  Additional paid-in capital                            15,658                     15,848
  Retained earnings                                     18,252                     17,844
                                                    ----------              -------------
                                                        34,439                     34,221
  Less treasury stock at cost;
    1,432,212 and 1,458,002 shares of common stock     (15,198)                   (15,472)
                                                    ----------              -------------
     Total stockholders' equity                         19,241                     18,749
                                                    ----------              -------------
    Total liabilities and stockholders' equity      $   30,297              $      29,793
                                                    ==========              =============





See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands of dollars, except per share data)
(Unaudited)

                                                               THREE MONTHS ENDED                        THREE MONTHS ENDED
                                                                 March 31, 1996                            March 31, 1995
                                                                 --------------                            --------------
Revenues                                                  $8,523              100.00%                $8,649            100.00%


Cost of revenues:
    Labor and other operating expenses                     5,872               68.90%                 5,928             68.54%
    Depreciation, depletion and amortization                 841                9.86%                   802              9.27%
                                                          ---------------------------                -------------------------
                                                           6,713               78.76%                 6,730             77.81%
                                                          ---------------------------                -------------------------

GROSS PROFIT                                               1,810               21.24%                 1,919             22.19%

    Selling, general and administrative expenses           1,105               12.97%                 1,218             14.09%
                                                          ---------------------------                -------------------------

OPERATING PROFIT                                             705                8.27%                   701              8.10%
                                                          ---------------------------                -------------------------

    Other deductions (income):
    Interest expense                                         134                1.57%                   175              2.02%
    Other, net                                               (58)              -0.68%                    (9)            -0.10%
                                                          ---------------------------                -------------------------
                                                              76                0.89%                   166              1.92%
                                                          ---------------------------                -------------------------

NET INCOME BEFORE INCOME TAXES                               629                7.38%                   535              6.18%

    Federal and state income taxes                           126                1.48%                   109              1.26%
                                                          ---------------------------                -------------------------



NET INCOME                                                $  503                5.90%                $  426              4.92%
                                                          ===========================                =========================

NET INCOME PER SHARE OF COMMON STOCK                      $ 0.13                                     $ 0.11
                                                          =======                                    =======




See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)
(Unaudited)

                                                                 THREE MONTHS ENDED
                                                                -------------------
                                                                     MARCH 31,
                                                                    ----------
                                                           1996                    1995
                                                           ----                    ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                          $      503              $     426
  Adjustments to reconcile net income
   to net cash provided by operating activities:
     Depreciation, depletion and amortization                884                    837
     Amortization of financing costs                          25                     18
     Loss on sale of property                                -                       16
     Current assets (net change) [1]                        (696)                    (8)
     Other assets                                           (163)                   (14)
     Current liabilities (net change) [2]                    299                   (127)
     Other liabilities                                        (1)                    74
                                                      ----------              ---------
     Net cash provided by operating activities               851                  1,222


CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant and equipment               (1,691)                (1,011)
  Proceeds from sale of property, plant and equipment        -                        9
                                                      ----------              ---------
     Net cash (used in) investing activities              (1,691)                (1,002)
                                                      ----------              ---------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of stock options                     84                    -
  Payment of common stock dividends                          (95)                   -
  Proceeds from borrowings                                   -                      700
  Principal payments of  debt and lease obligations         (286)                  (786)
                                                      ----------              ---------
    Net cash (used in) financing activities                 (297)                   (86)
                                                      ----------              ---------
  Net increase (decrease) in cash                         (1,137)                   134
  Cash at beginning of period                              1,161                     23
                                                      ----------              ---------
  Cash at end of period                               $       24              $     157
                                                      ==========              =========

  Supplemental cash flow information:
    Interest paid                                     $      109              $     153
                                                      ==========              =========
    Income taxes paid                                 $      219              $     170
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

              UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)
1.  Basis of Presentation

         The condensed consolidated financial statements included herein have been prepared by the Company without independent audit. In the opinion of the Company's management, all adjustments of a normal and recurring nature necessary to present fairly the financial position, results of operations and cash flows for the periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the period ended December 31, 1995. The results of operations for the period ended March 31, 1996 are not necessarily indicative of what the operating results for the full year will be. Certain prior year amounts have been reclassified for comparison purposes.

2.  Earnings Per Common Share

         Earnings per share of common stock are based on the weighted average number of common shares outstanding during each period of 3,846,371 and 3,836,063, respectively.

3.  Inventories

    Inventories consist of the following at:

                                               March 31,           December 31,
                                                 1996                  1995
                                               ---------           ------------
                                                  (In thousands of dollars)
                Raw materials                   $  658                $1,000
                Finished goods                   2,897                 2,436
                Service parts                    1,939                 1,896
                                                ------                ------
                   Total Inventories            $5,494                $5,332
                                                ======                ======

4.  Prepaid Expenses

    At March 31, 1996, prepaid expenses included $557,000 of deferred costs that will be absorbed in inventory by the end of the year based on units of production method. The deferred costs at March 31, 1995 were $347,000.
    The 1996 costs relate to a planned aggregates production shut-down of one of the plant facilities during the first quarter of 1996. Deferred costs include maintenance and other expenses incurred during the first quarter that will contribute towards revenues in subsequent quarters.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    LIQUIDITY AND CAPITAL RESOURCES

    Net cash provided by operating activities was $851,000 for the three months ended March 31, 1996, as compared to $1,222,000 for the three months ended March 31, 1995. In addition, the Company made $1,691,000 in capital expenditures for the first quarter of 1996, compared to $1,011,000 for the same quarter a year ago.

    The Company has completed the feasibility studies for a new kiln at the Arkansas plant and has decided to proceed with this project. The new kiln will complement the existing shaft kilns by allowing the Company to expand its customer base. The lime produced on the new kiln will meet the specific chemical needs of both the existing customer base and customers the Company currently is unable to serve. The project is expected to cost approximately $9-10 million. The Company's progress on this project has been slowed due to the state regulatory authorities requiring the Arkansas plant to apply for and obtain a new plant-wide permit. The new permit replaced the existing permit and now allows the Company to proceed with the permitting process of the new kiln. This permit is expected to be secured by the end of 1996. The new kiln will be financed by internally generated funds and/or alternative sources of financing.

    RESULTS OF OPERATIONS

    Revenues decreased from $8,649,000 in the first quarter of 1995 to $8,523,000 in the first quarter of 1996, a decrease of $126,000 or 1.5%. This resulted from a 8.4% decrease in sales volume and a 6.9% increase in prices.

    The Company's gross profit was $1,810,000 in the first quarter of 1996, compared to $1,919,000 in the first quarter of 1995, a 5.7% decrease. Gross profit margin for the first quarter of 1996 decreased to 21.2%, from 22.2% in 1995. The lower gross profit and gross profit margins were attributed to decreased shipments and production volumes as a result of poor weather in the first quarter.

    Selling, general and administrative expenses (SG&A) decreased 9.3% to $1,105,000 in the first quarter of 1996, compared to $1,218,000 in the first quarter of 1995. The reduction in SG&A was due to the recovery of amounts accrued for doubtful accounts and reduced professional fees.

    Other, net increased by $47,000 in the first quarter of 1996, compared to the first quarter of 1995. The increase was mainly due to the sale of timber at one of the plants and the final payment from a judgment awarded in 1993.

    Interest expense decreased by $41,000 in the first quarter of 1996, compared to the first quarter of 1995. This decrease was due primarily to lower balances outstanding.

    The Company reported net income of $503,000 or 13 cents per share during the first quarter of 1996, compared to net income of $426,000 or 11 cents per share during the first quarter of 1995.

PART  II. OTHER INFORMATION

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

    a.   Exhibits:

         11  Statement re computation of per share earnings

         27  Financial Data Schedule

    b.   Reports on Form 8-K:

         The Company filed no Reports on Form 8-K during the quarter ended March 31, 1996.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        UNITED STATES LIME & MINERALS, INC.




April 19, 1996                          By:  /s/  Robert F. Kizer
                                           -----------------------------------
                                           Robert F. Kizer
                                           President and Chief Executive Officer



April 19, 1996                          By:  /s/  Timothy W. Byrne
                                           -----------------------------------
                                           Timothy W. Byrne
                                           Senior Vice President
                                             and Chief Financial Officer

                      UNITED STATES LIME & MINERALS, INC.


                         Quarterly Report on Form 10-Q
                                 Quarter Ended
                                 March 31, 1996

                               Index to Exhibits



    Exhibit No.                           Exhibit
    -----------          -----------------------------------------------
         11                  Statement re computation of per share earnings

         27                  Financial Data Schedule