Form 10-Q
period 1996-06-30
UNITED STATES LIME & MINERALS INC
filed 1996-07-19
CIK 82020

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                       ----------------------------------
                            Washington, D.C.  20549

                                   Form 10-Q
(Mark One)
[ X ]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
                     -----------------------------------

                 For the quarterly period ended JUNE 30, 1996

                                      OR

[   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR
                 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ........ to ........

                        Commission file number is 0-4197


                     UNITED STATES LIME & MINERALS, INC.
                     -----------------------------------
            (Exact name of registrant as specified in its charter)


         TEXAS                                                   75-0789226
         -----                                               -------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)

12221 MERIT DRIVE, SUITE 500, DALLAS, TX                                 75251
- ----------------------------------------                              ----------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of July 12, 1996, 3,921,853 shares of common stock, $.10 par value, were outstanding.

PART I.  FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)
(Unaudited)


                                                              JUNE 30,        DECEMBER 31,
ASSETS                                                          1996              1995
                                                            ------------     -------------
Current Assets:
  Cash and cash equivalents                                 $        541     $       1,161
  Trade receivables                                                7,023             5,509
  Inventories                                                      5,516             5,332
  Prepaid expenses and other assets                                  783               234
                                                            ------------     -------------
     Total current assets                                         13,863            12,236
                                                            ------------     -------------

Property, plant and equipment at cost:                            56,801            53,927
  Less accumulated depreciation                                  (39,240)          (37,503)
                                                            ------------     -------------
  Net property, plant and equipment                               17,561            16,424
                                                            ------------     -------------

Other assets, net                                                  1,181             1,133
                                                            ------------     -------------
  Total assets                                              $     32,605     $      29,793
                                                            ============     =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current installments of long-term debt                    $      1,143     $       1,143
  Accounts payable-trade                                           3,171             2,568
  Accrued expenses                                                 2,356             2,369
                                                            ------------     -------------

      Total current liabilities                                    6,670             6,080

Long-term debt, excluding current installment                      4,459             4,381
Other liabilities                                                    578               583

Stockholders' equity:
  Common stock                                                       529               529
  Additional paid-in capital                                      15,306            15,848
  Retained earnings                                               19,625            17,844
                                                            ------------     -------------
                                                                  35,460            34,221
  Less treasury stock at cost;
    1,372,212 and 1,458,002 shares of common stock               (14,562)          (15,472)
                                                            ------------     -------------

    Total stockholders' equity                                    20,898            18,749
                                                            ------------     -------------
    Total liabilities and stockholders' equity              $     32,605     $      29,793
                                                            ============     =============



See accompanying notes to condensed consolidated financial statements

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands of dollars, except per share data)
(Unaudited)



                                                       THREE MONTHS ENDED                 SIX MONTHS ENDED
                                               June 30, 1996     June 30, 1995      June 30, 1996    June 30, 1995
                                            ----------------   ---------------    ---------------   --------------
Revenues                                    $ 11,583   100.0%  $ 11,458  100.0%   $ 20,106  100.0%  $20,107  100.0%

Cost of revenues:
    Labor and other operating expenses         7,549    65.2%     7,536   65.7%     13,421   66.8%   13,464   67.0%
    Depreciation, depletion and amortization     971     8.4%       774    6.8%      1,812    9.0%    1,576    7.8%
                                            ----------------   ---------------    ---------------   --------------
                                               8,520    73.6%     8,310   72.5%     15,233   75.8%   15,040   74.8%
                                            ----------------   ---------------    ---------------   --------------

GROSS PROFIT                                   3,063    26.4%     3,148   27.5%      4,873   24.2%    5,067   25.2%

    Selling, general and admin. expenses       1,153     9.9%     1,179   10.3%      2,258   11.2%    2,397   11.9%
                                            ----------------   ---------------    ---------------   --------------

OPERATING PROFIT                               1,910    16.5%     1,969   17.2%      2,615   13.0%    2,670   13.3%
                                            ----------------   ---------------    ---------------   --------------

    Other deductions (income):
    Interest expense                             162     1.4%       177    1.6%        296    1.4%      352    1.7%
    Other, net                                   (71)   -0.6%         2    0.0%       (129)  -0.6%       (7)  -0.0%
                                            ----------------   ---------------    ---------------   --------------
                                                  91     0.8%       179    1.6%        167    0.8%      345    1.7%
                                            ----------------   ---------------    ---------------   --------------

NET INCOME BEFORE INCOME TAXES                 1,819    15.7%     1,790   15.6%      2,448   12.2%    2,325   11.6%

    Federal and state income taxes               348     3.0%       350    3.1%        474    2.4%      459    2.3%
                                            ----------------   ---------------    ---------------   --------------

NET INCOME                                  $  1,471    12.7%  $  1,440   12.6%      1,974    9.8%    1,866    9.3%
                                            ========           ========           ========          =======
NET INCOME PER SHARE:
    Primary                                 $   0.38           $   0.38           $   0.51          $  0.49
                                            ========           ========           ========          =======
    Fully diluted                           $   0.36           $      -           $   0.49          $     -
                                            ========           ========           ========          =======

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)
(Unaudited)


                                                             SIX MONTHS ENDED
                                                          ----------------------
                                                                 June 30,
                                                            1996          1995
                                                          --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                              $  1,974      $  1,866
  Adjustments to reconcile net income
   to net cash provided by operating activities:
     Depreciation, depletion and amortization                1,813         1,648
     Amortization of financing costs                            50            37
     Loss on sale of property                                  -              28
     Current assets (net change) [1]                        (2,247)       (1,172)
     Other assets                                              (98)         (166)
     Current liabilities (net change) [2]                      590         1,101
     Other liabilities                                          (5)          371
                                                          --------      --------
     Net cash provided by operating activities               2,077         3,713


CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant and equipment                 (2,950)       (3,117)
  Proceeds from sale of property, plant and equipment          -              10
                                                          --------      --------
     Net cash (used in) investing activities                (2,950)       (3,107)
                                                          --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of stock options                      368           -
  Payment of common stock dividends                           (193)          (95)
  Proceeds from borrowings                                     650         1,600
  Principal payments of  debt                                 (572)       (1,471)
                                                          --------      --------
    Net cash (used in) financing activities                    253            34
                                                          --------      --------

  Net increase (decrease) in cash                             (620)          640
  Cash at beginning of period                                1,161            23
                                                          --------      --------
  Cash at end of period                                   $    541      $    663
                                                          ========      ========
  Supplemental cash flow information:
    Interest paid                                         $    227      $    311
                                                          ========      ========
    Income taxes paid                                     $    531      $    297
                                                          ========      ========

[1]  Exclusive of net change in cash.

[2]  Exclusive of net change in debt and lease obligations.

See accompanying notes to condensed consolidated financial statements.

              UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

1.  Basis of Presentation

            The condensed consolidated financial statements included herein have been prepared by the Company without independent audit. In the opinion of the Company's management, all adjustments of a normal and recurring nature necessary to present fairly the financial position, results of operations and cash flows for the periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the period ended December 31, 1995. The results of operations for the periods ended June 30, 1996 are not necessarily indicative of what the operating results for the full year will be. Certain prior year amounts have been reclassified for comparison purposes.

2.  Inventories

            Inventories consist of the following at:

                                                        June 30,        December 31,
                                                         1996               1995
                                                     -------------     --------------
                                                        (In thousands of dollars)
                          Raw materials              $         774      $       1,000
                          Finished goods                     2,787              2,436
                          Service parts                      1,955              1,896
                                                     -------------       ------------
                          Total Inventories          $       5,516       $      5,332
                                                     =============       ============

3.  Prepaid Expenses

            At June 30, 1996, prepaid expenses included $353,000 of deferred costs that will be absorbed in inventory by the end of the year based on units of production method. The deferred costs at June 30, 1995 were $216,000. The 1996 costs relate to a planned aggregates production shut-down of one of the plant facilities during the first quarter of 1996. Deferred costs include maintenance and other expenses incurred during the first quarter that will contribute towards revenues in subsequent quarters.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities was $2,077,000 for the six months ended June 30, 1996, as compared to $3,713,000 for the six months ended June 30, 1995. The decrease in net cash provided by operating activities was primarily attributed to the increase in current assets and reductions of current liabilities. The Company has in place and utilizes its Revolver Loan facility to cover these fluctuations.

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

         RESULTS OF OPERATIONS

         Revenues increased from $11,458,000 in the second quarter of 1995 to $11,583,000 in the second quarter of 1996, an increase of $125,000 or 1.1%. This resulted from a 3.2% decrease in sales volume and a 4.3% increase in prices. Revenues for the six months ended June 30, 1996 of $20,106,000 were almost identical to last year's revenues of $20,107,000 for the same period. This was caused by a 5.5% decrease in sales volume and a 5.5% increase in price.

         The Company's gross profit was $3,063,000 in the second quarter of 1996, compared to $3,148,000 in the second quarter of 1995, a 2.7% decrease. Gross profit margin for the second quarter of 1996 decreased to 26.4%, from 27.5% in 1995. The lower gross profit and gross profit margins were attributed to decreased production volumes in the second quarter. Gross profit decreased to $4,873,000 for the first six months of 1996, from $5,067,000 in the first six months of 1995, a 3.8% decrease. Gross profit margin for the six months ended June 30, 1996 decreased to 24.2%, from 25.2% in 1995. The decreased production volumes negatively impacted both gross profit and gross profit margins.

         Selling, general and administrative expenses (SG&A) decreased 2.2% to $1,153,000 in the second quarter of 1996, compared to $1,179,000 in the second quarter of 1995. SG&A as a percentage of sales decreased to 9.9%, from 10.3% a year earlier. The reduction in SG&A was due primarily to lower professional fees. SG&A decreased by $139,000 or 5.8%, in the first six months of 1996, compared to 1995, and as a percentage of sales decreased to 11.2%, from 11.9%.

         Other, net increased by $73,000 in the second quarter of 1996, compared to the second quarter of 1995. The increase was mainly due to the sale of timber at one of the plants and royalties from a lease agreement signed in the first quarter. Other, net increased by $122,000 in the first six months of 1996, as compared to the first six months of 1995.

         Interest expense decreased both in the second quarter and first six months of 1996 over 1995 by $15,000 and $56,000, respectively. This decrease was due primarily to lower balances outstanding.

         The Company reported net income of $1,471,000, ($0.38 per share / $0.36 fully diluted) during the second quarter of 1996, compared to net income of $1,440,000, ($0.38 per share) during the second quarter of 1995. For the first six months of 1996, the Company recorded net income of $1,974,000 ($0.51 per share / $0.49 fully diluted), as compared to net income of $1,866,000 ($0.49 per share) in the first six months of 1995.

PART  II.    OTHER INFORMATION

ITEM 4:      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of Shareholders was held on May 17, 1996, in Dallas, Texas. The table below briefly describes the proposal submitted to Shareholders in the Company's Proxy Statement dated March 22, 1996, and the results of the Shareholder vote:

             Election of Directors

                                                     FOR         WITHHELD
                                                     ---         --------
                 John J. Brown                    3,718,218       6,786
                 Timothy W. Byrne                 3,721,468       3,536
                 Antoine M. Doumet                3,720,718       4,286
                 Wallace G. Irmscher              3,721,568       3,436
                 Robert F. Kizer                  3,721,564       3,440
                 Edward A. Odishaw                3,721,568       3,436
                 Robert J. Smith                  3,718,218       6,786

     There were no broker non-votes.

ITEM 6:      EXHIBITS AND REPORTS ON FORM 8-K

     a.      Exhibits:
             11       Statement re computation of per share earnings
             27       Financial Data Schedule

     b.      Reports on Form 8-K:

             The Company filed no Reports on Form 8-K during the quarter ended June 30, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               UNITED STATES LIME & MINERALS, INC.





July 18, 1996                           By:/s/  Robert F. Kizer
                                           -------------------------------------
                                           Robert F. Kizer
                                           President and Chief Executive Officer





July 18, 1996                           By:/s/  Timothy W. Byrne
                                           -------------------------------------
                                           Timothy W. Byrne
                                           Senior Vice President
                                             and Chief Financial Officer

                      UNITED STATES LIME & MINERALS, INC.


                         Quarterly Report on Form 10-Q
                                 Quarter Ended
                                 June 30, 1996

                               Index to Exhibits



       Exhibit No.                           Exhibit
       -----------              ----------------------------------------------

            11                  Statement re computation of per share earnings

            27                  Financial Data Schedule