Form 10-Q
period 1996-09-30
UNITED STATES LIME & MINERALS INC
filed 1996-10-18
CIK 82020

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   Form 10-Q
(Mark One)
 [ X ]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                                  15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended SEPTEMBER 30, 1996

                                       OR

 [   ]                TRANSITION REPORT PURSUANT TO
                                SECTION 13 OR
                15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


             For the transition period from ........ to ........


                      Commission file number is 0-4197

                     UNITED STATES LIME & MINERALS, INC.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)



             TEXAS                                             75-0789226
             -----                                          ----------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)



12221 MERIT DRIVE, SUITE 500, DALLAS, TX                             75251
----------------------------------------                           ---------
(Address of principal executive offices)                           (Zip Code)


                                (972) 991-8400
                               ---------------
             (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

       Yes   X              No
          -------             -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of October 17, 1996, 3,921,853 shares of common stock, $.10 par value, were outstanding.

PART I.    FINANCIAL INFORMATION
ITEM 1:    FINANCIAL STATEMENTS

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)
(Unaudited)


                                                        September 30,         December 31,
ASSETS                                                      1996                  1995
------                                                      ----                  ----
Current Assets:
  Cash and cash equivalents                           $         601          $        1,161
  Trade receivables                                           5,965                   5,509
  Inventories                                                 5,314                   5,332
  Prepaid expenses and other assets                             542                     234
                                                      -------------          --------------
     Total current assets                                    12,422                  12,236
                                                      -------------          --------------

Property, plant and equipment at cost:                       58,578                  53,927
  Less accumulated depreciation                             (40,164)                (37,503)
                                                      -------------          --------------
  Net property, plant and equipment                          18,414                  16,424

Other assets, net                                             1,057                   1,133
                                                      -------------          --------------
     Total assets                                     $      31,893          $       29,793
                                                      =============          ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities:
  Current installments of long-term debt              $       1,143          $        1,143
  Accounts payable-trade                                      3,022                   2,568
  Accrued expenses                                            2,255                   2,369
                                                      -------------          --------------
      Total current liabilities                               6,420                   6,080

Long-term debt,  excluding current installments               3,524                   4,381
Other liabilities                                               579                     583
                                                      -------------          --------------
      Total liabilities                                      10,523                  11,044

Stockholders' equity:
  Common stock                                                  529                     529
  Additional paid-in capital                                 15,306                  15,848
  Retained earnings                                          20,097                  17,844
                                                      -------------          --------------
                                                             35,932                  34,221
Less treasury stock at cost;
  1,372,212 and 1,458,002 shares of common stock            (14,562)                (15,472)
                                                      -------------          --------------
     Total stockholders' equity                              21,370                  18,749
                                                      -------------          --------------
     Total liabilities and stockholders' equity       $      31,893          $       29,793
                                                      =============          ==============



See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands of dollars, except per share data)
(Unaudited)


                                                       THREE MONTHS ENDED                          NINE MONTHS ENDED
                                           SEPTEMBER 30, 1996     SEPTEMBER 30, 1995     SEPTEMBER 30, 1996     SEPTEMBER 30, 1995
                                           ------------------     -------------------   --------------------   --------------------
Revenues                                   $   10,452     100.0%  $   11,106    100.0%  $   30,558    100.0%   $  31,213     100.0%

Cost of revenues:
  Labor and other operating expenses            7,730      74.0%       7,410     66.7%      21,151     69.2%      20,874      66.9%
  Depreciation, depletion and amortization        832       8.0%         784      7.1%       2,644      8.7%       2,360       7.5%
                                           --------------------   -------------------   -------------------    -------------------
                                                8,562      81.9%       8,194     73.8%      23,795     77.9%      23,234      74.4%
                                           --------------------   -------------------   -------------------    -------------------

  GROSS PROFIT                                  1,890      18.1%       2,912     26.2%       6,763     22.1%       7,979      25.6%

Selling, general and administrative expenses    1,091      10.4%       1,041      9.4%       3,349     10.9%       3,438      11.0%
                                           --------------------   -------------------   -------------------    -------------------

  OPERATING PROFIT                                799       7.7%       1,871     16.8%       3,414     11.2%       4,541      14.6%
                                           --------------------   -------------------   -------------------    -------------------

Other deductions (income):
  Interest expense                                143       1.4%         166      1.5%         439      1.4%         518       1.7%
  Other, net                                      (37)     -0.4%        (221)    -2.0%        (166)    -0.5%        (228)     -0.7%
                                           --------------------   -------------------   -------------------    -------------------
                                                  106       1.0%         (55)    -0.5%         274      0.9%         290       1.0%
                                           --------------------   -------------------   -------------------    -------------------

  NET INCOME BEFORE
    INCOME TAXES                                  693       6.7%       1,926     17.3%       3,141     10.3%       4,251      13.6%

Federal and state income taxes                    123       1.2%         391      3.5%         597      2.0%         850       2.7%
                                           --------------------   -------------------   -------------------    -------------------

  Net income                               $      570       5.5%  $    1,535     13.8%  $    2,544      8.3%   $   3,401      10.9%
                                           ==========             ==========            ==========             =========

  NET INCOME PER SHARE OF
    COMMON STOCK                           $     0.15             $     0.40            $     0.66             $    0.89
                                           ==========             ==========            ==========             =========


See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)
(Unaudited)



                                                                    NINE MONTHS ENDED
                                                                    -----------------
                                                                      SEPTEMBER 30,
                                                                      -------------
                                                                  1996           1995
                                                                  ----           ----
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                               $    2,544       $    3,401
   Adjustments to reconcile net income
    to net cash provided by operating activities:
      Depreciation, depletion and amortization                   2,771            2,475
      Amortization of financing costs                               76               56
      Gain on sale of property                                     (68)            (126)
      Current assets (net change) [1]                             (746)            (550)
      Other assets                                                 -               (330)
      Current liabilities (net change) [2]                         340            1,022
      Other liabilities                                             (4)            (126)
                                                            ----------       ----------

      Net cash provided by operating activities                  4,913            5,822

 CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property, plant and equipment                    (4,708)          (4,024)
   Proceeds from sale of property, plant and equipment              15              187
                                                            ----------       ----------
      Net cash (used in) investing activities                   (4,693)          (3,837)
                                                            ----------       ----------

 CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from exercise of stock options                         368              -
   Proceeds from borrowings                                      3,100            2,200
   Principal payments of  debt                                  (3,957)          (3,758)
   Payment of common stock dividends                              (291)            (190)
                                                            ----------       ----------
     Net cash (used in) financing activities                      (780)          (1,748)
                                                            ----------       ----------

   Net increase (decrease) in cash and cash equivalents           (560)             237
   Cash and cash equivalents at beginning of period              1,161               23
                                                            ----------       ----------
   Cash and cash equivalents at end of period               $      601       $      260
                                                            ==========       ==========

   Supplemental cash flow information:
     Interest paid                                          $      348       $      463
                                                            ==========       ==========
     Income taxes paid                                      $      689       $      518
                                                            ==========       ==========



 [1]  Exclusive of net change in cash.
 [2]  Exclusive of net change in debt and lease obligations.


    See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND
SUBSIDIARIES Notes to Condensed Consolidated
Financial Statements
(Unaudited)


1.   Basis of Presentation

     The condensed consolidated financial statements included herein have been prepared by the Company without independent audit. In the opinion of the Company's management, all adjustments of a normal and recurring nature necessary to present fairly the financial position, results of operations and cash flows for the periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the period ended December 31, 1995. The results of operations for the periods ended September 30, 1996 are not necessarily indicative of what the operating results will be for the full year. Certain prior year amounts have been reclassified for comparison purposes.

2.   Inventories
     Inventories consist of the following at:

                                                September 30,      December 31,
                                                    1996               1995
                                                    ----               ----
                                                    (In thousands of dollars)
              Raw materials                       $   943              $ 1,000
              Finished goods                        2,363                2,436
              Service parts                         2,008                1,896
                                                  -------              -------
                          Total Inventories       $ 5,314              $ 5,332
                                                  =======              =======


3.   Prepaid Expenses and Other Assets

     At September 30, 1996, prepaid expenses and other assets included $142,000 of deferred costs that will be absorbed in inventory by the end of the year based on units of production method. The deferred costs at September 30, 1995 were $88,000. The 1996 costs relate to a planned aggregates production shut-down of one of the plant facilities during the first quarter of 1996. Deferred costs include maintenance and other expenses incurred during the first quarter that will contribute towards revenues in subsequent quarters.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


  LIQUIDITY AND CAPITAL RESOURCES

  Net cash provided by operating activities was $4,917,000 for the nine months ended September 30, 1996 compared to $5,822,000 for the nine months ended September 30, 1995. The decrease was largely the results of reduced earnings and increased spending on property, plant and equipment.

  The Company has completed the feasibility studies for a new kiln at the Arkansas plant and has decided to proceed with this project. The new kiln will complement the existing shaft kilns by allowing the Company to expand its customer base. The lime produced on the new kiln will meet the specific chemical needs of both the existing customer base and customers the Company currently is unable to serve. The project is expected to cost approximately $9-10 million. The Company's progress on this project was slowed due to the state regulatory authorities requiring the Arkansas plant to apply for and obtain a new plant-wide permit. The new permit replaced the existing permit and now allows the Company to proceed with the permitting process of the new kiln. This permit is expected to be secured within the next six months. The new kiln will be financed by internally generated funds and/or alternative sources of financing.

  RESULTS OF OPERATIONS

  Revenues decreased from $11,106,000 in the third quarter of 1995 to $10,452,000 in the third quarter of 1996, a decrease of $654,000 or 5.9%. This resulted from a 8.8% decrease in sales volume and a 2.9% increase in prices. Revenues for the nine months ended September 30, 1996 decreased by 2.1% over 1995, caused by a 6.4% decrease in sales volume and a 4.3% increase in prices.

  The Company's gross profit was $1,890,000 in the third quarter of 1996, compared to $2,912,000 in the third quarter of 1995, a 35.1% decrease. Gross profit margin decreased for the third quarter of 1996 to 18.1%, from 26.2% in 1995. Gross profit decreased to $6,763,000 in the first nine months of 1996, from $7,979,000 in the first nine months of 1995, a 15.2% decrease. Gross profit margin for the nine months ended September 30, 1995 decreased to 22.1%, from 25.6% in 1995. Decreased production volumes, combined with higher depreciation, negatively impacted both gross profit and gross profit margins. The three and nine month results also were adversely impacted by operating problems at Corson Lime Company. The Company is reviewing various options to improve the situation at Corson.

  Selling, general and administrative expenses (SG&A) increased slightly in the third quarter of 1996 ($1,091,000), from the comparable period in 1995 ($1,041,000). SG&A as a percentage of sales increased to 10.4%, from 9.4% a year earlier. In the first nine months of 1996, SG&A decreased by $89,000 compared to 1995 and, as a percentage of sales, improved slightly.

  Interest expense decreased in both the third quarter and the first nine months of 1996 over 1995, by $23,000 and $79,000, respectively. This decrease was due to further decreases in the Revolving Credit Loan and the Term Loan balances.

  Other, net decreased by $184,000 in the third quarter of 1996 due, in large part, to the sale of various surplus equipment in the third quarter of 1995. Other, net decreased by $62,000 in the first nine months of 1996, as compared to the first nine months of 1995.

  The Company reported net income of $570,000, ($0.15 per share) during the third quarter of 1996, compared to net income of $1,535,000, ($0.40 per share) during the third quarter of 1995 a decrease of 62.9%. For the first nine months of 1996, the Company recorded net income of $2,544,000 ($0.66 per share), a decrease of 25.2% from the net income of $3,401,000 ($0.89 per share) in the first nine months of 1995.

PART II.  OTHER INFORMATION

ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K

             a.  Exhibits:
                    11     Statement re computation of per share earnings
                    27     Financial Data Schedule

             b.  Reports on Form 8-K:

                    The Company filed no Reports on Form 8-K during the quarter ended September 30, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           UNITED STATES LIME & MINERALS, INC.




October 18, 1996                 By: /s/  Robert F. Kizer
                                    -------------------------------
                                        Robert F. Kizer,
                                        President and Chief Executive Officer



October 18, 1996                 By: /s/  Timothy W. Byrne
                                    ------------------------------
                                        Timothy W. Byrne,
                                        Senior Vice President
                                           and Chief Financial Officer

                      UNITED STATES LIME & MINERALS, INC.


                         Quarterly Report on Form 10-Q
                                 Quarter Ended
                               September 30, 1996

                               Index to Exhibits




          Exhibit No.                 Exhibit
          -----------   ---------------------------------------------

          11           Statement re computation of per share earnings
          27           Financial data schedule