Form 10-K405
period 1996-12-31
UNITED STATES LIME & MINERALS INC
filed 1997-03-31
CIK 82020

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K
(Mark One)
               (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1996
                                       OR
             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                         Commission File Number 0-4197

                      UNITED STATES LIME & MINERALS, INC.
                      -----------------------------------
             (Exact name of Registrant as specified in its charter)

          TEXAS                                         75-0789226
 -----------------------                             -----------------
(State of incorporation)                 (I.R.S. Employer Identification Number)

12221 MERIT DRIVE, SUITE 500, DALLAS, TEXAS                75251
-------------------------------------------              ----------
 (Address of principal executive offices)                (Zip Code)

       Registrant's telephone number, including area code: (972) 991-8400

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

             Title of Each Class                  Name of Each Exchange on
             -------------------                  ------------------------
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

     Indicate by a check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [ X ]

     The aggregate market value of Common Stock held by non-affiliates as of February 28, 1997: $12,579,974.

     Number of shares of Common Stock outstanding as of February 28, 1997: 3,921,853.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Part III incorporates information by reference from the Registrant's definitive proxy statement to be filed for its 1997 Annual Meeting of Shareholders. Part IV incorporates certain exhibits by reference from the Registrant's previous filings.

                               TABLE OF CONTENTS

PART I
     ITEM I.  BUSINESS ..................................................      1
              General ...................................................      1
              Business and Products .....................................      1
              Product Sales .............................................      1
              Order Backlog .............................................      2
              Seasonality ...............................................      2
              Limestone Reserves ........................................      2
              Mining ....................................................      3
              Plant and Facilities ......................................      3
              Employees .................................................      3
              Competition ...............................................      4
              Environmental Matters .....................................      4
              Disposition of Assets .....................................      4
     ITEM 2.  PROPERTIES ................................................      4
     ITEM 3.  LEGAL PROCEEDINGS .........................................      4
     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .......      4

PART II
     ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                STOCKHOLDER MATTERS .....................................      5
     ITEM 6.  SELECTED FINANCIAL DATA ...................................      6
     ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS .....................      7
     ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ...............     11
     ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                ACCOUNTING AND FINANCIAL DISCLOSURE .....................     12

PART III ................................................................     12

PART IV
     ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
                ON FORM 8-K .............................................     12
SIGNATURES ..............................................................     15

                     UNITED STATES LIME & MINERALS, INC.

                                  FORM 10-K
                     For the Year Ended December 31, 1996



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

     PRODUCT SALES. The Company sells its lime and limestone products primarily in the states of Arkansas, Connecticut, Delaware, Kansas, Louisiana, Mississippi, Missouri, New Jersey, New Mexico, New York, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas and Virginia. Sales are made primarily by the Company's eight sales employees. Sales personnel call on potential customers and solicit orders which are generally made on a purchase-order basis. The Company also receives orders in response to bids that it prepares and submits to potential customers.

     Principal customers for the Company's lime and limestone products are highway, street and parking lot contractors, chemical producers, paper manufacturers, roofing shingle manufacturers, glass manufacturers, municipal sanitation/water treatment facilities, poultry and cattle feed producers, governmental agencies, steel producers and electrical utility companies.

         During the year ended December 31, 1996, approximately 1,500 customers accounted for the Company's sales of lime and limestone products. No single customer accounted for more than 10% of such sales. The Company is not subject to significant customer risks as its customers are considerably diversified as to geographic location and industrial concentration. However, given the nature of the lime and limestone industry, the Company's profits are very sensitive to changes in volume.

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

         Texas Lime Company operates out of the Cleburne Quarry, which is situated upon a tract of land containing approximately 459 acres. In addition, the Company owns 2,149 acres of land adjacent to the Cleburne tract containing known high-quality limestone reserves in a bed averaging 28 feet in thickness, with an overburden which ranges from 0 to 50 feet. The Company also has mineral interests in the 560 acres of land adjacent to the Northwest boundary of the Company's property. This tract of land has 531 acres of proven limestone reserves. The calculated reserves are approximately 117,000,000 tons. Assuming the present level of production at the Quarry is maintained, the Company estimates the reserves are sufficient to sustain operations for approximately 100 years.

         Arkansas Lime Company operates out of the Batesville Quarry, which is situated upon a tract of 725 acres, 90 of which contain known deposits of high-quality limestone reserves. The average thickness of the chemical-quality limestone sequence in this deposit is approximately 70 feet, with an overburden averaging 35 feet. Additional drilling was done in 1996 to validate the present reserves. The total calculated available reserves are approximately 26,000,000 tons. Assuming the present level of production at the quarry is maintained, the Company estimates that reserves are sufficient to sustain operations for approximately 50 years.

         Corson Lime Company operates out of the Corson Quarry, which is situated at Plymouth Meeting, Pennsylvania upon a tract of land containing approximately 315 acres, approximately 153 acres of which are underlain by dolomitic limestone reserves. Permitted reserves are calculated to be approximately 79,000,000 tons at the Quarry. The overburden averages approximately 39 feet over the nonexposed portion of the Quarry. The Company estimates that, assuming the present level of production at the Quarry is maintained, the reserves are sufficient to sustain operations for approximately 50 years.

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

         The Company maintains lime hydrating equipment and limestone drying equipment at all three plants. Storage facilities, lime and pulverized limestone products at each of its plants consist primarily of cylindrical tanks, which are considered by the Company to be adequate to protect its lime and limestone products and to provide an available supply for customers' needs at the existing volume of shipments. Equipment is maintained at each plant to load trucks and at the Arkansas and Blum plants to load railroad cars.

         The Company believes that its processing plants for the most part are being properly maintained and are adequately insured. Much of the equipment in the plants is aging and will require maintenance and repair in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding the Company's expected capital expenditures for modernizing and re-equipping the plants.

         EMPLOYEES. The Company employed, at December 31, 1996, 318 persons, 38 of whom are engaged in sales, administrative and management activities. Of the Company's 280 production employees, 224 are covered by collective bargaining agreements. These agreements expire as follows:

                       Pennsylvania facility in July 1998
                        Texas facility in November 1999
                       Arkansas facility in December 1999

         COMPETITION. The lime and limestone industry has certain limiting factors, including: the availability of high-quality limestone (calcium carbonate) reserves, the ability to secure mining and operating permits for a facility, the cost of building processing plants to create the lime and limestone products and the transportation costs associated with delivering the products to customers. There is not a large number of producers in the United States as a whole, but producers tend to concentrate on known limestone formations where competition takes place on a local basis. The contraction of the U.S. steel industry in the late 1970's and the early 1980's created an excess of supply over demand, thus impacting prices and profit levels. The industry as a whole has expanded its customer base and, while still selling heavily to the steel industry, also counts paper producers and road builders among its major customers. In recent years, the environmental-related uses for lime have been expanding, including use in flue gas desulfurization and the treatment of both waste and potable water.

         ENVIRONMENTAL MATTERS. The Company's operations are subject to various federal, state and local environmental laws and regulations, including the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation, and Liability Act as well as the Toxic Substances Control Act. Management does not believe that any lack of compliance by the Company with applicable environmental laws will have a material adverse effect on the Company. In part in response to requirements of environmental regulatory agencies, the Company incurred capital expenditures of approximately $200,000 in 1996 on environmental compliance and is planning to incur approximately $200,000 in 1997 excluding major projects. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." In the judgment of management, forecastable expenditure requirements for the future are not of such dimension as to have a materially adverse effect on the Company's financial condition, results of operations, liquidity or competitive position. The Company's recurring costs associated with managing and disposing of potentially hazardous substances (such as fuels and lubricants used in operations) and maintaining pollution control equipment amounted to approximately $100,000 in 1996 and $150,000 in 1995. The Company has not been named as a potentially responsible party in any superfund cleanup site.

         DISPOSITION OF ASSETS. Effective July 15, 1992, substantially all of the assets and business of Virginia Lime Company ("VLC"), a wholly owned subsidiary of the Company, were sold to Eastern Ridge Lime Company, L.P.

ITEM 2.  PROPERTIES.

         Reference is made to Item 1 of this Report for a description of the properties of the Company, and such description is hereby incorporated by reference in answer to this Item 2. As discussed in Note 2 of Notes to Consolidated Financial Statements, plant facilities and mineral reserves are subject to encumbrances to secure the Company's loans.

ITEM 3.  LEGAL PROCEEDINGS.

         Information regarding legal proceedings is set forth in Note 6 of Notes to Consolidated Financial Statements and is hereby incorporated by reference in answer to this Item 3.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Company did not submit any matters to a vote of security holders during the fourth quarter of 1996.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's Common Stock is quoted on the Nasdaq National Market under the symbol "USLM." As of February 28, 1997, the Company had 899 shareholders of record.

         As of December 31, 1996, 500,000 shares of $5.00 par value preferred stock were authorized, and none was issued.

         The high and low sales prices for the Company's Common Stock for the periods indicated, as well as dividends declared, were:


                                                  1996                                        1995
                              -------------------------------------       -----------------------------------------
                                     MARKET PRICE                                MARKET PRICE
                                     ------------                                ------------
                                 LOW             HIGH      DIVIDENDS          LOW           HIGH          DIVIDENDS
                                 ---             ----      ---------          ---           ----          ---------
                                                            DECLARED                                       DECLARED
                                                            --------                                       --------
     First Quarter            $  8            $11 3/4        $0.025       $5 1/2         $6 1/4                 _
     Second Quarter           $ 11 3/8        $14 3/4        $0.025       $5 1/2         $6 3/4             $0.025
     Third Quarter            $  8 3/4        $13 3/4        $0.025       $6 1/4         $8 1/4             $0.025
     Fourth Quarter           $  7 3/4        $ 9 1/4        $0.025       $7             $8 3/4             $0.025

ITEM 6. SELECTED FINANCIAL DATA.
        (dollars in thousands, except per share amounts)


                                                                YEARS ENDED DECEMBER 31,
                                                 ---------------------------------------------------------
                                                   1996       1995       1994           1993         1992
                                                 -------     ------     ------        -------      -------
Operating Results

     Revenues from continuing operations         $40,159     41,419     36,865         32,359       35,950
                                                 =======     ======     ======        =======      =======

     Net income (loss)
        From continuing operations               $ 2,602      4,260      1,916(1)        (441)       9,930(2)
        From discontinued operations                  --         --         --            480         (462)
                                                 -------     ------     ------        -------      -------
                                                 $ 2,602      4,260      1,916             39        9,468
                                                 =======     ======     ======        =======      =======

     Income (loss) per share of common stock
        From continuing operations               $  0.67       1.11       0.50          (0.11)        2.59
        From discontinued operations                  --         --         --           0.12        (0.12)
                                                 -------     ------     ------        -------      -------
                                                 $  0.67       1.11       0.50           0.01         2.47
                                                 =======     ======     ======        =======      =======

                                                                   AS OF DECEMBER 31,
                                              --------------------------------------------------------
                                                 1996           1995       1994       1993       1992
                                              ------------     ------     ------     ------     ------
        Total Assets                          $     31,319     29,793     27,397     29,937     30,182
                                              ============     ======     ======     ======     ======
        Long-Term Debt                        $      3,238      4,381      6,225      9,622         --
                                              ============     ======     ======     ======     ======
        Stockholders' Equity Per Share        $       5.40       4.89       3.86       3.32       3.32
                                              ============     ======     ======     ======     ======
        Cash Dividends Declared Per Share     $       0.10      0.075         --         --         --
                                              ============     ======     ======     ======     ======
        Employees at Year-End                          318        338        313        302        317
                                              ============     ======     ======     ======     ======

---------------

(1) Includes a gain of $372,000, net of related taxes ($425,000 gross), due to the expiration of certain potential post-closing obligations relating to the sale of VLC assets.

(2) Includes a gain on sale of VLC assets of $10,679, net of related taxes.

See "Management's Discussion and Analysis of Financial Condition and Results of Operations", and Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

         The following table sets forth selected financial information of the Company expressed as a percentage of revenues for the periods indicated:

                                                 YEARS ENDED DECEMBER 31,
                                                 -----------------------
                                                 1996     1995     1994
                                                 ----     ----     ----
Revenues                                          100%     100%     100%

Cost of revenues:
     Labor and other operating expenses           (71)     (67)     (71)
     Depreciation, depletion and amortization      (9)      (8)      (9)
     Amortization of costs in excess of
        net assets acquired                        --       --       (1)
                                                  ---      ---      ---
        GROSS PROFIT                               20       25       19

Selling, general and administrative expenses      (11)     (12)     (13)
                                                  ---      ---      ---
        OPERATING PROFIT                            9       13        6

Other (deductions) income:
     Interest expense                              (1)      (2)      (2)
     Other - net                                   --        1        2
Federal and state income tax                       (2)      (2)      (1)
                                                  ---      ---      ---

        Net income                                  6%      10%       5%
                                                  ===      ===      ===




                                  1996 VS 1995

         Revenues decreased from $41,419,000 in 1995 to $40,159,000 in 1996, a decrease of $1,260,000 or 3.0%. This decrease was a result of a 6.9% decrease in sales volume, partially offset by a 3.9% increase in sales prices. Sales volumes were down at all plants, with the largest percentage of reductions attributed to the Arkansas and Texas plants. The single largest reason for Arkansas's reduced sales volume was the loss of a pulverized limestone customer. The increase in sales prices was attributed principally to the Texas plant.

         The Company's gross profit was $7,883,000 for 1996 compared to $10,543,000 for 1995, a 25.2% decrease. The decrease was the result of a number of factors. The lower sales volume reduced the gross profit as fixed costs, including greater depreciation expense, were absorbed by fewer units. The increased cost of fuel, particularly natural gas prices, impacted all three plants, but particularly the Pennsylvania plant. The Pennsylvania plant's continued operating and productivity problems accounted for approximately 50% of the reduction in gross profit. The 9% reduction in sales volume at the Arkansas plant also contributed to the decrease in gross profit.

         Selling, general and administrative ("SG&A") expenses decreased from $4,881,000 in 1995 to $4,359,000 in 1996, a 10.7% decrease. SG&A expenses declined as a percent of revenues to 10.9% in 1996, from 11.8% in 1995. The reduction in SG&A was primarily the result of lower bonus payments, professional fees and insurance costs.

         Interest expense decreased by $160,000 in 1996 from 1995, primarily due to lower debt outstanding

         The Company's net income for 1996 decreased $1,658,000 or 38.9% from $4,260,000 ($1.11 per share) in 1995, to $2,602,000 ($0.67 per share)
principally due to the decrease in gross profit.

                                  1995 VS 1994

         Revenues increased from $36,865,000 in 1994 to $41,419,000 in 1995, an increase of $4,554,000 or 12.4%. This resulted from a 12.0% increase in sales volume and a 0.4% increase in sales prices. Sales volume was up at all plants in 1995. Sales prices received for lime and limestone products at the Arkansas and Texas plants increased slightly in 1995 compared to 1994. Sales prices received for lime and limestone products, including aggregates, at the Pennsylvania plant were down slightly when compared to 1994.

         The Company's gross profit was $10,543,000 for 1995 compared to $7,365,000 for 1994, a 43.2% increase. In addition to increased revenues, gross profit was enhanced by improved efficiencies at the plants and lower amortization of costs in excess of net assets acquired.

         SG&A expenses increased by $20,000 in 1995 compared to 1994. SG&A expenses declined as a percent of revenues to 11.8% in 1995, from 13.2% in 1994.

         Interest expense decreased by $161,000 in 1995 from 1994. This decrease was due to lower debt outstanding.

         The Company's net income for 1995 increased by $2,344,000 or 122.3% from $1,916,000 ($0.50 per share) in 1994, to $4,260,000 ($1.11 per share)
principally due to the increase in gross profit.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

         The Company's financial condition is reflected by the following key financial measurements (dollars in thousands):

                                            December 31,
                                --------------------------------
                                  1996         1995       1994
                                ---------   ---------  ---------
Total bank debt                 $   4,381       5,524      7,368
Ratio of total liabilities to
   stockholders' equity               .48         .59        .85
Working capital                     5,439       6,156      5,443
Current ratio                        1.88        2.01       1.96



         In 1996, cash flow from operations was $7,050,000, a decline of $893,000 or 11.2% from 1995. In 1996, this cash flow fully funded the Company's capital expenditure program and reduced the Company's bank debt by $1,143,000.

         The Company has a financing agreement with a commercial bank. The agreement, as amended in November, 1996, provides for a five-year $8,000,000 term loan with monthly principal repayments of $95,238 maturing in October, 2000. The agreement also provides for a $6,000,000 revolving credit facility which matures in June, 1998. Both facilities are secured by substantially all of the Company's assets. Beginning in

March, 1997, all borrowings under the agreement carry an interest rate of the bank's prime rate. In addition, the Company has the option to borrow at a LIBOR rate plus 2 1/2% for the term loan, and LIBOR plus 2 1/4% for the revolving credit facility. The terms of the agreement contain, among other provisions, requirements for maintaining defined levels of working capital, net worth, financial ratios and capital expenditure limitations. The covenants also restrict incurrence of debt, liens and lease obligations, mergers, and consolidation or acquisition of assets.

         As part of the same amended agreement, the Company has negotiated a $10,000,000 secured line of credit, which is available to finance capital expenditures. The term of any borrowings under this facility would match the assets financed, and the interest rate would be the same as for borrowings under the term loan portion of the Company's credit agreement. The Company has also arranged for a secured line of credit for purposes of acquisitions. This facility is for up to $10,000,000, and the interest rate would be the bank's prime rate. Both the capital expenditure and acquisition facilities are available, if not extended, through 1997 and are subject to approval by the bank.

         Capital expenditures for 1996 totaled $6,121,000 compared to $4,851,000 in 1995. The Company expects to spend $4,000,000 to $5,000,000 per year over the next several years to continue modernizing and re-equipping plant facilities to improve efficiency and reduce costs, to effect environmental improvements and to ensure that capacity is in place to meet market demand. Management believes that the necessary funds will be generated by operations. The Company is not contractually committed to any planned capital expenditures until actual orders are placed for equipment.

         In addition to the above capital expenditures, the Company currently plans to undertake major modernization and expansion projects at the Arkansas and Texas facilities. The Company has for some time considered constructing a new kiln at the Arkansas plant. As part of this process, a new plant-wide permit was recently obtained in order to be in position to build the new kiln. Recent firm bid proposals indicate that the current costs of the new kiln have increased substantially from the preliminary cost estimates supplied from the vendors. Because of this change, management believes it is now necessary to again review in detail the various kiln processing systems that can be employed at Arkansas. In addition, the crushing, handling, loadout, and storage facilities at Arkansas will be evaluated in order to develop a comprehensive modernization and expansion plan for this facility.

         The Company has decided to move ahead with the Texas modernization and expansion project at this time. The Texas plans are a result of a thorough study of both the projected replacement horizon of the existing equipment and certain current inefficiencies of the plant. The plans include the installation of a new stone crushing and stone handling system, the addition of a pre-heater to one of the existing kilns, additional storage, screening and shipping capacity, and a new support building which will house a laboratory and administrative and shop facilities.

         The planned Texas improvements will allow the Company to better serve its customers by improving both quality and service. With the improvements, the Company will be in a position to compete for customers who currently cannot use the Company's lime in their processes. The additional storage will improve both kiln utilization and the plant's ability to meet peek customer demand. The storage and load-out facilities will also substantially reduce the amount of time required for the loading of bulk quicklime trucks. The pre-heater addition to a current kiln will reduce fuel consumption and will also increase the plant's quicklime capacity by approximately 25%. These improvements will result in lower operating costs and in more efficient utilization of the work force. The cost of the Texas modernization and expansion project is currently expected to be approximately $20,000,000. The project is subject to obtaining various permits. This project will be financed from a combination of internally generated funds and banking facilities.

         The Company's results for 1996 were adversely impacted by the continued operating and productivity problems at the Pennsylvania plant. The Company continues to take corrective action to address these problems. Specifically, the Company has begun to implement certain projects to improve the profitability of the plant. They include: an electric power costs reduction program, an increase in capacity to produce manufactured sand, improvements in product yields, eliminating bottlenecks between the primary crusher and the secondary crushing plants, and improvements in work force productivity. The Company also implemented price increases at the beginning of 1997. As the management is working to restore the Pennsylvania facility to profitability, it is also considering other alternatives to ensure that this plant does not continue to impact adversely the Company's overall results.

ENVIRONMENTAL MATTERS

         The Company's operations are subject to various environmental laws and regulations. In part in response to requirements of environmental regulatory agencies, the Company incurred capital expenditures of approximately $200,000 in 1996. In the judgment of management, forecastable expenditure requirements for the future are not of such dimension as to have a materially adverse effect on the Company's financial condition, results of operations, liquidity or competitive position. See "Business--Environmental Matters."

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


 Report of Independent Auditors                                             F1

 Consolidated Financial Statements:
           Consolidated Balance Sheets as of December 31, 1996 and 1995     F2
           Consolidated Statements of Income for the years ended December
            31, 1996, 1995 and 1994                                         F4
           Consolidated Statements of Stockholders' Equity for the years
            ended December 31, 1996, 1995 and 1994                          F5
           Consolidated Statements of Cash Flows for the years ended
            December 31, 1996, 1995 and 1994                                F6
           Notes to Consolidated Financial Statements                       F7

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders

United States Lime & Minerals, Inc.

We have audited the consolidated balance sheets of United States Lime & Minerals, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of United States Lime & Minerals, Inc. and subsidiaries at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

                               ERNST & YOUNG LLP

Dallas, Texas

January 24, 1997



                                     -F1-

              UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                             (dollars in thousands)


                                                              DECEMBER 31,
                                                          --------------------
                       ASSETS                   Notes       1996        1995
                                                -----     --------    --------
Current assets:
     Cash and cash equivalents                          $  1,000       1,161
     Trade receivables                             1       5,152       5,509
     Inventories                                   1       5,054       5,332
     Prepaid expenses and other assets                       434         234
                                                        --------    --------
        Total current assets                              11,640      12,236




Property, plant and equipment, at cost:
     Land                                                  2,338       2,280
     Buildings and building improvements                   2,073       2,057
     Machinery and equipment                              53,816      48,104
     Furniture and fixtures                                  753         724
     Automotive equipment                                    805         762
                                                        --------    --------
                                                          59,785      53,927
     Less accumulated depreciation                       (41,045)    (37,503)
                                                        --------    --------
        Net property, plant and equipment                 18,740      16,424


Other assets, net                               1, 4         939       1,133
                                                        --------    --------

        TOTAL ASSETS                                    $ 31,319      29,793
                                                        ========      ======


          See accompanying notes to consolidated financial statements




                                     -F2-

              UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

                             (dollars in thousands)



                                                                       DECEMBER 31,
                LIABILITIES AND                                   --------------------
              STOCKHOLDERS' EQUITY                          Notes   1996        1995
                                                            ----- --------    --------
Current liabilities:
     Current installments of long-term debt                  2    $  1,143       1,143
     Accounts payable - trade                                        3,117       2,568
     Accrued expenses:
        Salaries and wages                                             238         383
        Insurance costs                                                228         436
        Other expenses                                               1,475       1,550
                                                                  --------    --------
        Total current liabilities                                    6,201       6,080

Long-term debt, excluding current installments               2       3,238       4,381
Other liabilities                                            4         714         583
                                                                  --------    --------
        TOTAL LIABILITIES                                           10,153      11,044


Commitments and contingencies                                6

Stockholders' equity:                                       2,5
     Preferred stock, $5 par value,
        Authorized 500,000 shares;  none issued                         --          --
     Common stock, $.10 par value, authorized
        15,000,000 shares;  issued 5,294,065 shares                    529         529
     Additional paid-in capital                                     15,311      15,848
     Retained earnings                                              19,888      17,844
     Less treasury stock at cost;  1,372,212 shares
        and 1,458,002 shares of common stock                       (14,562)    (15,472)
                                                                  --------    --------
        Total stockholders' equity                                  21,166      18,749
                                                                  --------    --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $ 31,319      29,793
                                                                  ========    ========


          See accompanying notes to consolidated financial statements





                                     -F3-

              UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                (dollars in thousands, except per share amounts)


                                                                                   YEAR ENDED DECEMBER 31,
                                                                              --------------------------------
                                                              Notes             1996        1995        1994
                                                              -----           --------    --------    --------
Revenues                                                                      $ 40,159      41,419      36,865
Cost of revenues:
     Labor and other operating expenses                                         28,684      27,679      26,017
     Depreciation, depletion and amortization                                    3,592       3,197       3,191
     Amortization of costs in excess of
        net assets acquired                                                         --          --         292
                                                                              --------    --------    --------
                                                                                32,276      30,876      29,500
                                                                              --------    --------    --------
        GROSS PROFIT                                                             7,883      10,543       7,365

Selling, general and administrative expenses                                     4,359       4,881       4,861
                                                                              --------    --------    --------
        OPERATING PROFIT                                                         3,524       5,662       2,504

Other deductions (income):
     Interest expense                                           2                  563         723         884
     Gains on sale of assets, net                                                  (21)       (127)       (436)
     Other, net                                                                   (234)       (216)       (132)
                                                                              --------    --------    --------
                                                                                   308         380         316
                                                                              --------    --------    --------

        INCOME BEFORE TAXES                                                      3,216       5,282       2,188

Income taxes                                                    3                  614       1,022         272
                                                                              --------    --------    --------

        NET INCOME                                                            $  2,602       4,260       1,916
                                                                              ========    ========    ========

INCOME PER SHARE OF COMMON STOCK                                              $   0.67        1.11        0.50
                                                                              ========    ========    ========

          See accompanying notes to consolidated financial statements




                                     -F4-

              UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                             (dollars in thousands)

                  Years ended December 31, 1996, 1995 and 1994


                                      Common Stock
                               ----------------------   Additional                               Amount
                                  Shares                 Paid-In      Retained     Treasury    Due From
                               Outstanding    Amount     Capital      Earnings      Stock         ESOP       Total
                               -----------  ---------   ---------    ---------    ---------    ---------    ---------
BALANCES AT JANUARY 1, 1994     3,836,063   $     529      15,848       12,022      (15,472)        (185)      12,742
      Reduction of amount due
          from ESOP  (Note 4)          --          --          --           --           --          185          185
      Adjustment to reflect
          minimum pension
          liability (Note 4)           --          --          --          (41)          --           --          (41)

      Net income                       --          --          --        1,916           --           --        1,916
                                ---------   ---------   ---------    ---------    ---------    ---------    ---------

BALANCES AT DECEMBER 31, 1994   3,836,063   $     529      15,848       13,897      (15,472)          --       14,802

      Common stock dividends           --          --          --         (286)          --           --         (286)

      Adjustment to reflect
          minimum pension
          liability (Note 4)           --          --          --          (27)          --           --          (27)

      Net income                       --          --          --        4,260           --           --        4,260
                                ---------   ---------   ---------    ---------    ---------    ---------    ---------

BALANCES AT DECEMBER 31, 1995   3,836,063   $     529      15,848       17,844      (15,472)          --       18,749

      Stock options exercised      85,790          --        (537)          --          910           --          373

      Common stock dividends           --          --          --         (389)          --           --         (389)

      Adjustment to reflect
          minimum pension
          liability (Note 4)           --          --          --         (169)          --           --         (169)

      Net income                       --          --          --        2,602           --           --        2,602

                                ---------   ---------   ---------    ---------    ---------    ---------    ---------
BALANCES AT DECEMBER 31, 1996   3,921,853   $     529      15,311       19,888      (14,562)          --       21,166
                                =========   =========   =========    =========    =========    =========    =========



          See accompanying notes to consolidated financial statements





                                     -F5-

              UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (dollars in thousands)


                                                                                    YEAR ENDED DECEMBER 31,
                                                                                  -----------------------------
                                                                                    1996      1995        1994
                                                                                  -------    -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                   $ 2,602      4,260      1,916
     Adjustments to reconcile net income
       to net cash provided by operations:
        to net cash provided by operations:
            Depreciation, depletion and amortization                                3,757      3,354      3,661
            Gains on sale of assets, net                                              (21)      (127)      (436)
            Amortization of financing costs                                           101        139         74
            Changes in assets and liabilities:
                    (Increase) / decrease in trade receivables                        357        493     (1,031)
                    (Increase) / decrease in inventories                              278       (562)     1,747
                    (Increase) / decrease in prepaid expenses                        (200)        86        241
                    (Increase) / decrease in other assets                              93         34         55
                    Increase / (decrease) accounts payable and accrued expenses       121        408       (272)
                    Increase / (decrease) other liabilities                           (38)      (142)      (547)
                                                                                  -------    -------    -------
            Total adjustments                                                       4,448      3,683      3,492
                                                                                  -------    -------    -------
            Net cash provided by operations                                       $ 7,050      7,943      5,408
                                                                                  -------    -------    -------


CASH FLOWS FROM OPERATING ACTIVITIES:
     Purchase of property, plant and equipment                                    $(6,121)    (4,851)    (2,682)
     Proceeds from sales of property, plant and equipment                              69        176         95
                                                                                  -------    -------    -------
            Net cash used in investing activities                                 $(6,052)    (4,675)    (2,587)
                                                                                  =======    =======    =======


CASH FLOWS FROM OPERATING ACTIVITIES:
     Proceeds from exercise of stock options                                      $   373         --         --
     Payment of common stock dividends                                               (389)      (286)        --
     Proceeds from borrowings                                                         800      2,200      1,400
     Repayments of long-term debt                                                  (1,943)    (4,044)    (4,797)
     Amount due from ESOP, net of income taxes                                         --         --        185
                                                                                  -------    -------    -------
            Net cash used in financing activities                                 $(1,159)    (2,130)    (3,212)
                                                                                  -------    -------    -------
            Net increase (decrease) in cash and cash equivalents                     (161)     1,138       (391)
     Cash and cash equivalents at beginning of period                               1,161         23        414
                                                                                  -------    -------    -------
     Cash and cash equivalents at end of period                                   $ 1,000      1,161         23
                                                                                  =======    =======    =======

                     See accompanying notes to consolidated
                             financial statements.





                                     -F6-

                      UNITED STATES LIME & MINERALS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (dollars in thousands, except per share amounts)

                 Years ended December 31, 1996, 1995 and 1994

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

         (d)      Statements of Cash Flows

                  For purposes of reporting cash flows, the Company considers all certificates of deposit and highly-liquid debt instruments, such as U.S. treasury bills and notes, with original maturities of three months or less to be cash equivalents. Cash equivalents are carried at cost plus accrued interest, which approximates fair market value.

                  Supplemental cash flow information is presented below:

                                                                    1996   1995   1994
                                                                    ----   ----   ----
                       Cash paid during the period for:
                            Interest (net of amounts capitalized)   $450    597    811
                                                                    ====   ====   ====
                            Income taxes                            $902    789    261
                                                                    ====   ====   ====

         (e)      Trade Receivables

                  Trade receivables are presented net of the related allowance for doubtful accounts, which totaled $71 and $115 at December 31, 1996 and 1995, respectively.




                                     -F7-

                      UNITED STATES LIME & MINERALS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (dollars in thousands, except per share amounts)


         (f)      Inventories

                  Inventories are valued principally at the lower of cost or market determined using the average cost method. Such costs include materials, labor and production overhead.

                  A summary of inventories is as follows:

                                                                 DECEMBER 31,
                                                               ---------------
                                                                1996     1995
                                                               ------   ------
                      Lime and limestone inventories:
                      Raw materials                            $  860    1,000
                      Finished goods                            2,190    2,436
                                                               ------   ------
                                                                3,050    3,436
                      Service parts inventories                 2,004    1,896
                                                               ------   ------
                                                               $5,054    5,332
                                                               ======   ======


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

                  The Company reviews its long-term assets for impairment when changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is measured as the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset less disposal costs.

         (h)      Other Assets

                  Other assets consist of the following:

                                                            DECEMBER 31,
                                                          ---------------
                                                           1996     1995
                                                          ------   ------

                        Assets held for sale              $   33       33
                        Deferred stripping costs             717      783
                        Intangible asset, pension            138      165
                        Deferred financing costs              51      152
                                                          ------   ------
                                                          $  939    1,133
                                                          ======   ======



                                     -F8-

                      UNITED STATES LIME & MINERALS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (dollars in thousands, except per share amounts)



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

         (i)      Environmental Expenditures

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

         (j)      Stock Options

                  The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) in accounting for its employee stock options. Under APB 25, if the exercise price of an employee's stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.

         (k)      Earnings Per Share of Common Stock

                  Earnings per share of common stock are based on the weighted average number of shares outstanding during each year, which amounted to 3,890,646 shares for the year ended December 31, 1996 and 3,836,063 shares for the years ended December 31, 1995 and 1994. The dilutive affect of outstanding stock options was not significant during any of the periods presented.

         (l)      Reclassifications

                  Certain previously reported amounts have been reclassified to conform with the current presentation.


                                     -F9-

                      UNITED STATES LIME & MINERALS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (dollars in thousands, except per share amounts)



(2)      Long-Term Debt

         The Company has a financing agreement with a commercial bank. The agreement, as amended in November, 1996, provides for a five-year $8,000 term loan with monthly principal repayments of $95 maturing in October, 2000. The agreement also provides for a $6,000 revolving credit facility which matures in June, 1998. Both facilities are secured by substantially all of the Company's assets. Beginning in March, 1997, all borrowings under the agreement carry an interest rate of the bank's prime rate. In addition, the Company has the option to borrow at a LIBOR rate plus 2 1/2% for the term loan and LIBOR plus 2 1/4% for the revolving credit facility. The terms of the agreement contain, among other provisions, requirements for maintaining defined levels of working capital, net worth, financial ratios and capital expenditure limitations. The covenants also restrict incurrence of debt, liens and lease obligations, mergers, and consolidation or acquisition of assets.

         As part of the same amended agreement, the Company has negotiated a $10,000 secured line of credit, which is available to finance capital expenditures. The term of any borrowings under this facility would match the assets financed, and the interest rate would be the same as for borrowings under the term loan portion of the Company's credit agreement. The Company has also arranged for a secured line of credit for purposes of acquisitions. This facility is for up to $10,000, and the interest rate would be the bank's prime rate. Both the capital expenditure and acquisition facilities are available, if not extended, through 1997 and are subject to approval by the bank.

         A summary of long-term debt is as follows:

                                                   December 31,
                                                ------------------
                                                  1996      1995
                                                -------    -------
         Term loan                              $ 4,381      5,524
         Revolving credit facility                   --         --
                                                -------    -------
         Subtotal                                 4,381      5,524
         Less current installments               (1,143)    (1,143)
                                                -------    -------
         Long-term debt, excluding
             current installments               $ 3,238      4,381
                                                =======    =======



         Amounts payable on long-term debt in 1997 and thereafter are: 1997, $1,143; 1998, $1,143; 1999, $1,143; 2000, $952.

         The carrying amount of the Company's long-term debt approximates its fair values.



                                     -F10-

                      UNITED STATES LIME & MINERALS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (dollars in thousands, except per share amounts)

(3)      Income Taxes

         Income tax expense for the years ended December 31, 1996, 1995 and 1994 was as follows:

                                                                       1996    1995   1994
                                                                      -----   -----   -----
              Current - federal                                       $ 416     743     156
              Current - state and local                                 198     279     116
                                                                      -----     ---     ---
              Total income tax expense                                $ 614   1,022     272
                                                                      =====   =====     ===

         A reconciliation of income taxes expense computed at the federal statutory rate to income taxes expense for the years ended December 31, 1996, 1995 and 1994 is as follows:

                                                 1996                 1995                1994
                                        ---------------------  ------------------- --------------------
                                                    Percent               Percent            Percent
                                                   of pretax             of pretax          of pre-tax
                                          Amount     income     Amount    income    Amount    income
                                        --------- -----------  -------- ---------- --------- ----------
Income taxes computed
    at the federal statutory rate        $ 1,093    34.0%      1,796      34.0%      745       34.0%
Increase (reductions) in taxes
    resulting from:
       General business credits
         carryforwards                      (162)    (5.0)      (248)     (4.6)     (130)      (6.0)
       Excess of statutory
         depletion over cost depletion      (415)   (12.9)      (612)    (11.6)     (408)     (18.6)
       State income taxes, net
         of federal income tax
         benefit                             131     4.0         176       3.3        77        3.5
       Other                                 (33)   (1.0)        (90)     (1.7)      (12)      (0.1)
                                         -------    ----     -------      ----   -------       ----
Income tax expense                       $   614    19.1%      1,022      19.4%      272       12.4%
                                         =======    ====     =======      ====   =======       ====


         At December 31, 1996, the Company had deferred tax liabilities of $555, deferred tax assets of $3,657 and a valuation allowance of $3,102. The principal temporary difference related to the deferred tax liabilities is depreciation ($555). The principal temporary differences related to the deferred tax assets were net operating loss
         (NOL) carryforwards ($109), general business credits ($357), certain financial statement accruals ($598) and alternative minimum tax credit carryforwards ($2,593).

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



                                     -F11-

                      UNITED STATES LIME & MINERALS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (dollars in thousands, except per share amounts)



         The Company has NOL carryforwards for tax purposes of $287 which will, if unused, expire in 2008. General business credits of $357 are available to reduce the Company's federal income tax, which expire starting 1997 through 2001.

         Deferred tax assets have been reduced by a valuation allowance as realization of some portion of these future tax benefits is dependent on generating sufficient taxable income. Favorable resolution of these uncertainties would result in the reduction of the valuation allowance.

(4)      Employee Retirement Plans

         The Company has a noncontributory defined benefit pension plan covering substantially all union employees of its wholly-owned subsidiary, Corson Lime Company. Benefits for the Corson Lime Union Pension Plan (Corson Plan) are based on certain multiples of years of service. The Company's funding policy is to contribute annually not less than the minimum required nor more than the maximum amount that can be deducted for federal income tax purposes. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. The Company funded pension costs of $162 for 1996, $127 for 1995 and $96 for 1994.

         A summary of the funding status of the Corson Plan and the amounts recognized in the consolidated balance sheets are as follows:

                                                                                                  DECEMBER 31,
                                                                                              ------------------
                                                                                                1996      1995
                                                                                              -------    -------
          Actuarial present value of accumulated benefit obligation:
               Vested                                                                         $ 1,417      1,347
               Non-vested                                                                          13          6
                                                                                              -------    -------
          Total                                                                               $ 1,430      1,353
                                                                                              =======    =======
          Projected benefit obligation                                                        $(1,430)    (1,353)
          Plan assets at fair value, primarily listed securities and short-term investments       776        800
                                                                                              -------    -------
          Projected benefit obligation in excess of plan assets                                  (654)      (553)
          Unrecognized net loss from past experience different from that assumed                  426        252
          Unrecognized net obligation at transition, being recognized over 15 years                 8          9
          Prior service cost not yet recognized in net periodic pension cost                      131        156
          Adjustment to recognize minimum liability                                              (565)      (417)
                                                                                              -------    -------
          Liability recognized in the consolidated balance sheets                             $  (654)      (553)
                                                                                              =======    =======





                                     -F12-

                      UNITED STATES LIME & MINERALS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (dollars in thousands, except per share amounts)



         A summary of the components of net periodic pension expense for the Corson Plan follows:

                                                     Year Ended December 31,
                                                   --------------------------
                                                    1996      1995      1994
                                                   -----     -----     -----
Service cost - benefits earned during the period   $  40        41        48
Interest cost on projected benefit obligation        108       100        95
Actual return on plan assets                         117       (32)      (30)
Net liability deferred for later recognition        (186)      (33)      (30)
Amortization of unrecognized net liability            11        10         5
Amortization of unrecognized prior service cost       25        23        23
                                                   -----     -----     -----
     Net periodic pension expense                  $ 115       109       112
                                                   =====     =====     =====

Significant assumptions used in determination of
  pension expense consist of the following:
     Discount rate                                     8%        8%        8%
     Long-term rate of return on plan assets           9%        9%        9%


         The Company also has a contributory retirement (401(k)) savings plan for nonunion employees. The Company contributions to the plan were $61 during 1996, $58 during 1995 and $23 during 1994. The Company has a contributory retirement (401(k)) savings plan for union employees of Texas Lime Company. The Company contributions to this plan were $14 in 1996, $12 in 1995 and $11 in 1994.

         In December 1986, the Company purchased 1,550,000 shares of its outstanding common stock for $10.50 per share. Subsequent to that purchase, 200,000 shares (300,000 shares after stock split) were sold to the Employee Stock Ownership Plan (ESOP) for $8.20 per share. The Company obtained a note receivable from the ESOP for the purchase of the shares, which was classified as a reduction of stockholders' equity. As of December 1994, the Company had made all of the necessary contributions to the ESOP to repay all principal and interest due on the note.

         The ESOP covers substantially all full-time nonunion employees and is designed to invest primarily in the Company's common stock. Contributions to the ESOP are currently made at the option of the Company. The Company did not make a contribution during 1996 or 1995 and contributed $205 during 1994.


                                     -F13-

                      UNITED STATES LIME & MINERALS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (dollars in thousands, except per share amounts)


(5)      Stock Option Plan

         The Company has a stock option plan under which options for shares of common stock may be granted to key employees. The options expire ten years from the date of grant and generally become exercisable after the expiration of one year from the grant date. As of December 31, 1996, 35,000 shares are available for future grant under this plan.

         A summary of the Company's stock option activity and related information for the years ended December 31, 1996, 1995 and 1994, is as follows:

                                                     1996                           1995                         1994
                                           -------------------------    ----------------------------   -------------------------
                                                            Weighted                        Weighted                   Weighted
                                                            Average                         Average                   Average
                                                            Exercise                        Exercise                  Exercise
                                            Options           Price         Options           Price     Options         Price
                                           -------------------------    -----------------------------  -------------------------
Outstanding at beginning of year           345,000          $ 6.52          215,000           4.77      235,000         4.75
    Granted                                     --              --          160,000           8.25       20,000         5.00
    Exercised                              (92,790)           4.80               --             --           --           --
    Forfeited                                   --              --          (30,000)          5.92      (40,000)        4.75
                                         ---------                         --------                     -------
Outstanding at end of year                 252,210            7.15          345,000           6.52      215,000         4.77
                                         =========                         ========                     =======
Exercisable at end of year                 252,210                          195,000           4.78      195,000         4.75
                                         =========                         ========                     =======

Weighted average fair value of
    options granted during the year      $      --                             2.15
                                         =========                         ========

Weighted average remaining
    contractual life in years                8.125
                                         =========




                                    -F14-

                      UNITED STATES LIME & MINERALS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (dollars in thousands, except per share amounts)





         Statement of Financial Accounting Standards No. 123, "Accounting For Stock Based Compensation" (SFAS 123), requires the disclosure of pro forma net income and income per share of common stock information computed as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994, under the fair value method set forth in SFAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for the 1995 grant: a risk-free interest rate of 6%; a dividend yield of 2%; and a volatility factor of .34. In addition, the fair value of these options was estimated based on an expected life of three years.

         The Black-Scholes options valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. In addition, because SFAS 123 is applicable only to options granted subsequent to December 31, 1994, the pro forma information does not reflect the pro forma effect of all previous stock option grants of the Company, and thus the pro forma information is not necessarily indicative of future amounts until SFAS 123 is applied to all outstanding stock options.

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options vesting period. The Company's pro forma information follows (in thousands, except per share amounts):

                                                       1996          1995
                                                     --------      --------
                   Pro forma net income              $  2,301         4,217
                   Pro forma earnings per share      $    .59          1.10



(6)      Commitments and Contingencies

         The Company leases some of the equipment used in its operations. Generally, the leases are for periods varying from one to five years and are renewable at the option of the Company. Total rent expense was $75 for 1996, $232 for 1995 and $134 for 1994. As of December 31,
         1996, future minimum payments under non-cancelable operating leases are as follows: 1997, $77; 1998, $75; and 1999, $36.

         The Company is party to lawsuits and claims arising in the normal course of business, none of which, in the opinion of management, is expected to have a material adverse effect on the Company's financial condition, results of operation, liquidity or competitive position.




                                    -F15-

                      UNITED STATES LIME & MINERALS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (dollars in thousands, except per share amounts)

(7)      Summary of Quarterly Financial Data  (unaudited)



                                 March 31,         June 30,     September 30,   December 31,
                                   1996              1996           1996            1996
                                 ---------          ------          ------          -----
Revenues                         $   8,523          11,583          10,452          9,601
                                 =========          ======          ======          =====
Gross profit                         1,810           3,063           1,890          1,120
                                 =========          ======          ======          =====
Net income                             503           1,471             571             57
                                 =========          ======          ======          =====
Net income per share of
     common stock                $     .13             .38             .15            .01
                                 =========          ======          ======          =====


                                 March 31,        June 30,      September 30,    December 31,
                                   1995             1995            1995            1995
                                 -------          -------         -------         -------
Revenues                         $ 8,649           11,458          11,106          10,206
                                 =======          =======         =======         =======
Gross profit                       1,993            3,242           3,001           2,611
                                 =======          =======         =======         =======
Net income                           426            1,440           1,535             860
                                 =======          =======         =======         =======
Net income per share of
     common stock                $   .11              .38             .40             .22
                                 =======          =======         =======         =======



                                    -F16-

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                                      NONE

                                    PART III

         The information required in response to Items 10, 11, 12 and 13 is hereby incorporated by reference to the information under the captions "Election of Directors", "Executive Officer of the Company Who Is Not Also a Director", "Executive Compensation", "Voting Securities and Principal Shareholder", and "Shareholdings of Company Directors and Executive Officers" in the definitive Proxy Statement for the Company's 1997 Annual Meeting of Shareholders. The Company anticipates that it will file the definitive Proxy Statement with the Securities and Exchange Commission on or before April 30, 1997.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (a) 1. The following financial statements are included in Item 8:

                Report of Independent Auditors

                Consolidated Financial Statements:

                Consolidated Balance Sheets as of December, 31, 1996 and 1995;

                   Consolidated Statements of Income for the years ended December 31, 1996, 1995 and 1994;

                   Consolidated Statements of Stockholders' Equity for the years ended December, 31, 1996, 1995 and 1994;

                   Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994; and

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

                    10(a) United States Lime & Minerals, Inc. Employee Stock Ownership Plan, as restated and amended effective August 1, 1989 (incorporated by reference to
                             Exhibit 10 (b) to the Company's Annual Report on form 10-K for the fiscal year ended December 31, 1995, File Number 0-4197).

                    10(b) Amendment No. Two to United States Lime & Minerals, Inc. Employee Stock Ownership Plan effective August 1, 1996.

                    10(c) United States Lime & Minerals, Inc. 401(k) Profit Sharing Plan effective August 1, 1983 as amended and restated effective January 1, 1997.

                    10(d) Texas Lime Company Bargaining Unit 401(k) Plan effective as of January 1, 1992 (incorporated by reference to Exhibit 19(f) to the Company's Quarterly Report on Form 10-Q for the quarter ended June, 30, 1992, File Number 0-4197).

                    10(e) Executive Retention Agreements dated as of June 10, 1992 between the Company and certain officers of the Company (incorporated by reference to Exhibit 19(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992, File Number 0-4197).

                    10(f) Employment Agreements between the Company and certain officers of the Company (incorporated by reference to Exhibit 19(c) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992, File Number 0-4197).

                    10(g) United States Lime & Minerals, Inc. 1992 Stock Option Plan (incorporated by reference to Exhibit A to the Company's definitive Proxy Statement for its 1992 Annual Meeting of Shareholders held on June 9, 1992, File Number 0-4197).

                    10(h) Stock Purchase Agreement dated October 23,1986 between Rangaire Corporation and InterFirst Bank Fort Worth, N.A. as trustee of the Rangaire Corporation Employee Stock Ownership Trust (incorporated by reference to Exhibit (c) (2) to the Company's Tender Offer Statement on Schedule 13E-4 for a tender offer first published sent or given to security holders on October 30, 1986, File Number 0-4197).

                    10(i) Employment Agreement dated as of September 27, 1993 between Scottish Heritable, Inc. and Robert
                             F. Kizer (incorporated by reference to Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994, File Number 0-4197).

                    10(j) Employment Agreement dated November 27, 1993 between Scottish Heritable, Inc. and Robert K. Murray (incorporated by reference to Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994, File Number 0-4197).

                   10(k) Separation Agreement effective as of December 19, 1996 between United States Lime & Minerals, Inc. and Robert K. Murray.

                   10(l) Loan and Security Agreement dated October 20, 1993 among Scottish Heritable, Inc. and subsidiaries and CoreStates Bank, N.A.(incorporated by reference to Exhibit 10(p) to the Company's Quarterly Report on Form 10-Q for the quarter ended September, 30, 1993, File Number 0-4197).

                    10(m) Asset Purchase Agreement dated as of July 13, 1992 among Eastern Ridge Lime Company, L.P., Virginia Lime Company, Eastern Ridge Lime, Inc., and Scottish Heritable, Inc. (incorporated by reference to Exhibit 2 to the Company's Current Report on Form 8-K dated July 15, 1992, File Number 0-4197).

                    10(n) First Amendment to Term Note dated as of March 1, 1994, among United States Lime & Minerals, Inc. and subsidiaries and CoreStates Bank, N.A. (incorporated by reference to Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31,1994, File Number 0-4197).

                    10(o) Amendment No. 1 to Loan and Security Agreement dated as of December 23, 1994, among United States Lime & Minerals, Inc. and subsidiaries and CoreStates Bank, N.A. (incorporated by reference to Exhibit 10(y) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, File number 0-4197).

                    10(p) Amendment No. 2 to Loan and Security Agreement dated as of April 28, 1995, among United States Lime & Minerals, Inc. and subsidiaries and CoreStates Bank, N.A. (incorporated by reference to Exhibit 10(z) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, File number 0-4197).

                    10(q) Amendment No. 3 to Loan and Security Agreement dated as of September 29, 1995, among United States Lime & Minerals, Inc. and subsidiaries and CoreStates Bank, N.A. (incorporated by reference to Exhibit 10(aa) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, File number 0-4197).

                    10(r) Letter Agreement dated October 26, 1995, among United States Lime & Minerals, Inc. and subsidiaries and CoreStates Bank, N.A.

                    10(s) Amendment No. 5 to Loan and Security Agreement dated as of November 27, 1996, among United States Lime & Minerals, Inc. and subsidiaries and CoreStates Bank, N.A.

                    10(t) Consulting Agreement dated April 18, 1996 between United States Lime & Minerals, Inc. and Wallace G. Irmscher.

                    11       Statement re computation of per share earnings.

                    21       Subsidiaries of the Company.

                    23       Consent of Independent Auditors.

                    27       Financial Data Schedule.


-------------
  Exhibits 10(a) through 10(g); 10(i) through 10(k); and 10(t) are management contracts or compensatory plans or arrangements required to be filed as exhibits.

  (b) The Company did not file any Current Reports on Form 8-K during the fourth quarter of 1996.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           UNITED STATES LIME & MINERALS, INC.

Date:  March 28, 1997                      By:   /s/ Robert F. Kizer
                                                 ---------------------
                                                 Robert F. Kizer, President and
                                                 Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:  March 28, 1997                      By:        /s/ Robert F. Kizer
                                                    ---------------------
                                                    Robert F. Kizer, President,
                                                    Chief Executive Officer, and Director
                                                    (Principal Executive Officer)

Date:  March 28, 1997                      By:        /s/ Timothy W. Byrne
                                                    ----------------------
                                                    Timothy W. Byrne, Senior Vice President
                                                    of Finance & Admin., Chief Financial Officer,
                                                    Treasurer, Secretary and Director
                                                    (Principal Financial Officer)

Date:  March 28, 1997                      By:        /s/ Larry T. Ohms
                                                    -------------------
                                                    Larry T. Ohms, Corporate Controller
                                                    and Assistant Treasurer
                                                    (Principal Accounting Officer)

Date:  March 28, 1997                      By:        /s/ Edward A. Odishaw
                                                    -----------------------
                                                    Edward A. Odishaw, Director and
                                                    Chairman of the Board

Date:  March 28, 1997                      By:        /s/ Antoine M. Doumet
                                                    -----------------------
                                                    Antoine M. Doumet, Director and
                                                    Vice Chairman of the Board

Date:  March 28, 1997                      By:        /s/ John J. Brown
                                                    -------------------
                                                    John J. Brown, Director

Date:  March 28, 1997                      By:        /s/ Wallace G. Irmscher
                                                    -------------------------
                                                    Wallace G. Irmscher,
                                                    Director

Date:  March 28, 1997                      By:        /s/ Robert J. Smith
                                                    ---------------------
                                                    Robert J. Smith, Director


                      UNITED STATES LIME & MINERALS, INC.

                           Annual Report on Form 10-K
                               Index to Exhibits


         Certain exhibits to this annual report on Form 10-K have been incorporated by reference. For the list of these exhibits see Item 14 hereof.

         The following exhibits are being filed herewith:


EXHIBIT NO.                                    EXHIBIT
-----------                                    -------
   10(b)                 Amendment No. Two to United States Lime & Minerals,
                         Inc. Employee Stock Ownership Plan effective August
                         1, 1996.

   10(c)                 United States Lime & Minerals, Inc. 401(k) Profit
                         Sharing Plan effective August 1, 1983, as amended and restated effective January 1, 1997.

   10(k)                 Separation Agreement effective as of December 19,
                         1996 between United States Lime & Minerals, Inc.
                         and Robert K. Murray.

   10(r)                 Letter Agreement dated October 26, 1995, among
                         United States Lime & Minerals, Inc. and
                         subsidiaries and CoreStates Bank, N.A.

   10(s) Amendment No. 5 to Loan and Security Agreement dated as of November 27, 1996, among United States
                         Lime & Minerals, Inc. and subsidiaries and
                         CoreStates Bank, N.A.

   10(t)                 Consulting Agreement dated April 18, 1996 between
                         United States Lime & Minerals, Inc. and Wallace G.
                         Irmscher.

    11                   Statement re computation of per share earnings.

    21                   Subsidiaries of the Company.

    23                   Consent of Independent Auditors.

    27                   Financial Data Schedule.
