Form 10-Q
period 1997-03-31
UNITED STATES LIME & MINERALS INC
filed 1997-05-05
CIK 82020

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

                 For the quarterly period ended MARCH 31, 1997

                                       OR

[  ]               TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ........ to ........

                        Commission file number is 0-4197




                      UNITED STATES LIME & MINERALS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              TEXAS                              75-0789226
              -----                              ----------
 (State or other jurisdiction of              (I.R.S. Employer
 incorporation or organization)              Identification No.)


12221 MERIT DRIVE, SUITE 500, DALLAS, TX            75251
----------------------------------------         ----------
(Address of principal executive offices)         (Zip Code)


                                 (972) 991-8400
                                 --------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      Yes   X    No
           ---       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 2, 1997, 3,921,853 shares of common stock, $.10 par value, were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)
(Unaudited)

                                                  MARCH 31,  DECEMBER 31,
ASSETS                                              1997        1996
------                                            --------    --------
Current Assets:
  Cash and cash equivalents                       $     43    $  1,000
  Trade receivables                                  4,749       5,152
  Inventories                                        5,284       5,054
  Prepaid expenses and other assets                    770         434
                                                  --------    --------
     Total current assets                           10,846      11,640
                                                  --------    --------

Property, plant and equipment at cost:              61,452      59,785
  Less accumulated depreciation                    (42,054)    (41,045)
                                                  --------    --------
  Net property, plant and equipment                 19,398      18,740
                                                  --------    --------

Other assets, net                                      961         939
                                                  --------    --------
  Total assets                                    $ 31,205    $ 31,319
                                                  ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Current installments of long-term debt          $  1,143    $  1,143
  Accounts payable-trade                             2,438       3,117
  Accrued expenses                                   1,980       1,941

                                                  --------    --------
      Total current liabilities                      5,561       6,201

Long-term debt,  excluding current installments      4,352       3,238
Other liabilities                                      713         714

Stockholders' equity:
  Common stock                                         529         529
  Additional paid-in capital                        15,311      15,311
  Retained earnings                                 19,301      19,888
                                                  --------    --------
                                                    35,141      35,728
  Less treasury stock at cost;
    1,372,212 shares of common stock               (14,562)    (14,562)

                                                  --------    --------
     Total stockholders' equity                     20,579      21,166
                                                  --------    --------
    Total liabilities and stockholders' equity    $ 31,205    $ 31,319
                                                  ========    ========



See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands of dollars, except per share data)
(Unaudited)

                                                   THREE MONTHS ENDED   THREE MONTHS ENDED
                                                     March 31, 1997       March 31, 1996
                                                     --------------       --------------
Revenues                                           $ 7,808    100.00%   $ 8,523    100.00%

Cost of revenues:
    Labor and other operating expenses               6,233     79.83%     5,872     68.90%
    Depreciation, depletion and amortization           980     12.55%       841      9.87%
                                                   -------    ------    -------    ------
                                                     7,213     92.38%     6,713     78.76%
                                                   -------    ------    -------    ------

GROSS PROFIT                                           595      7.62%     1,810     21.24%

    Selling, general and administrative expenses     1,116     14.29%     1,105     12.96%
                                                   -------    ------    -------    ------

OPERATING PROFIT (LOSS)                               (521)    -6.67%       705      8.27%
                                                   -------    ------    -------    ------

    Other deductions (income):
    Interest expense                                   133      1.70%       134      1.57%
    Other, net                                         (44)    -0.56%       (58)    -0.68%
                                                   -------    ------    -------    ------
                                                        89      1.14%        76      0.89%
                                                   -------    ------    -------    ------

NET INCOME (LOSS) BEFORE INCOME TAXES                 (610)    -7.81%       629      7.38%

    Federal and state income taxes (benefit)          (122)    -1.56%       126      1.48%
                                                   -------    ------    -------    ------


NET INCOME (LOSS)                                  $  (488)    -6.25%   $   503      5.90%
                                                   =======    ======    =======    ======

NET INCOME (LOSS) PER SHARE OF COMMON STOCK        $ (0.12)             $  0.13
                                                   =======              =======


See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)
(Unaudited)

                                                                    THREE MONTHS ENDED
                                                                    ------------------
                                                                         MARCH 31,
                                                                         ---------
                                                                     1997       1996
                                                                    -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                 $  (488)   $   503
  Adjustments to reconcile net income
   to net cash provided by operating activities:
     Depreciation, depletion and amortization                         1,023        884
     Amortization of financing costs                                     25         25
     (Gain) on sale of property                                          (5)      --
     Current assets (net change) [1]                                   (188)      (696)
     Other assets                                                       (22)      (163)
     Current liabilities (net change) [2]                              (640)       299
     Other liabilities                                                   (1)        (1)
                                                                    -------    -------
     Net cash provided by (used in) operating activities               (296)       851


CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant and equipment                          (1,681)    (1,691)
  Proceeds from sale of property, plant and equipment                     5       --
                                                                    -------    -------
     Net cash (used in) investing activities                         (1,676)    (1,691)
                                                                    -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of stock options                              --           84
  Payment of common stock dividends                                     (99)       (95)
  Proceeds from borrowings                                            1,400       --
  Principal payments of  debt and lease obligations                    (286)      (286)
                                                                    -------    -------
    Net cash provided by (used in) financing activities               1,015       (297)
                                                                    -------    -------

  Net (decrease) in cash                                               (957)    (1,137)
  Cash at beginning of period                                         1,000      1,161
                                                                    -------    -------
  Cash at end of period                                             $    43    $    24
                                                                    =======    =======

  Supplemental cash flow information:
    Interest paid                                                   $    98    $   109
                                                                    =======    =======
    Income taxes paid                                               $     0    $   219
                                                                    =======    =======

[1]  Exclusive of net change in cash
[2]  Exclusive of net change in debt and lease obligations.

See accompanying notes to condensed consolidated financial statements.

              UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)


1.   Basis of Presentation

     The condensed consolidated financial statements included herein have been prepared by the Company without independent audit. In the opinion of the Company's management, all adjustments of a normal and recurring nature necessary to present fairly the financial position, results of operations and cash flows for the periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the period ended December 31, 1996. The results of operations for the period ended March 31, 1997 are not necessarily indicative of what the operating results for the full year will be.



2.   Earnings Per Common Share

     Earnings per share of common stock are based on the weighted average number of common shares outstanding during each period of 3,921,853 and 3,846,371, respectively.



3.   Inventories

          Inventories consist of the following at:


                                            March 31,    December 31,
                                              1997           1996
                                            ---------    ------------
                                            (In thousands of dollars)
           Raw materials                     $   803           860
           Finished goods                      2,376         2,190
           Service parts                       2,106         2,004
                                             -------         -----
             Total Inventories               $ 5,284         5,054
                                             =======         =====


4.   Prepaid Expenses

     At March 31, 1997, prepaid expenses included $375,000 of deferred costs that will be absorbed in inventory by the end of the year based on units of production method. The deferred costs at March 31, 1996 were $557,000. The 1997 costs relate to a planned aggregates production shut-down of one of the plant facilities during the first quarter of 1997. Deferred costs include maintenance and other expenses incurred during the first quarter that will contribute towards revenues in subsequent quarters.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operating activities was $296,000 for the three months ended March 31, 1997, as compared to net cash provided by operating activities of $851,000 for the three months ended March 31, 1996. In addition, the Company made $1,681,000 in capital expenditures for the first quarter of 1997, compared to $1,691,000 for the same quarter a year ago.

     In addition to the above capital expenditures, the Company currently plans to undertake major modernization and expansion projects at the Arkansas and Texas facilities. The Company has for some time considered constructing a new kiln at the Arkansas plant. As part of this process, a new plant-wide permit was obtained in order to be in position to build the new kiln. Recent firm bid proposals indicate that the current costs of the new kiln have increased substantially from the preliminary cost estimates supplied from the vendors. Because of this change, management believes it is now necessary to again review in detail the various kiln processing systems that can be employed at Arkansas. In addition, the crushing, handling, loadout, and storage facilities at Arkansas will be evaluated in order to develop a comprehensive modernization and expansion plan for this facility.

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

     On April 22, 1997, the Company entered into a definitive agreement to sell substantially all of the assets of Corson Lime Company to Highway Materials, Inc. Highway Materials is a construction materials company affiliated with the DePaul Group of Blue Bell, Pennsylvania. Highway Materials has been a long-time user of Corson's products. The Corson sale is currently expected to close before the end of June, 1997.

ITEM 2:    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS   (Continued)


     RESULTS OF OPERATIONS

     Revenues decreased from $8,523,000 in the first quarter of 1996 to $7,808,000 in the first quarter of 1997, a decrease of $715,000 or 8.4%. This resulted from a 8.9% decrease in sales volume and a 0.5% increase in prices.

     The Company's gross profit was $595,000 in the first quarter of 1997, compared to $1,810,000 in the first quarter of 1996, a 67.1% decrease. Gross profit margin for the first quarter of 1996 decreased to 7.6%, from 21.2% in 1996. The lower gross profit and gross profit margins were attributed to decreased shipments and production volumes as a result of poor weather in the first quarter and continued operating and productivity problems at the Corson plant.

     Selling, general and administrative expenses (SG&A) increased less than 1% to $1,116,000 in the first quarter of 1997, compared to $1,105,000 in the first quarter of 1996. As a percent of revenues, SG&A increased from 13.0% to 14.3%, primarily as a result of lower sales in the first quarter of 1997.

     Other, net decreased by $15,000 in the first quarter of 1997, compared to the first quarter of 1996.

     Interest expense decreased by $1,000 in the first quarter of 1997, compared to the first quarter of 1996.

     The Company reported net loss of $488,000 or 12 cents per share during the first quarter of 1997, compared to net income of $503,000 or 13 cents per share during the first quarter of 1996.

PART  II.   OTHER INFORMATION



ITEM 6:     EXHIBITS AND REPORTS ON FORM 8-K

              a.       Exhibits:
                       11   Statement re computation of per share earnings
                       27   Financial Data Schedule

              b.       Reports on Form 8-K:

                       The Company filed no Reports on Form 8-K during the quarter ended March 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                UNITED STATES LIME & MINERALS, INC.




May 2, 1997                     By:  /s/ Robert F. Kizer
                                   ---------------------
                                         Robert F. Kizer
                                         President and Chief Executive Officer



May 2, 1997                     By:  /s/ Timothy W. Byrne
                                   ----------------------
                                         Timothy W. Byrne
                                         Senior Vice President
                                         and Chief Financial Officer

                      UNITED STATES LIME & MINERALS, INC.


                         Quarterly Report on Form 10-Q
                                 Quarter Ended
                                 March 31, 1997

                               Index to Exhibits



       Exhibit No.               Exhibit
       -----------      ----------------------------------------------

         11             Statement re computation of per share earnings


         27             Financial Data Schedule