Form 10-Q
period 1997-06-30
UNITED STATES LIME & MINERALS INC
filed 1997-08-07
CIK 82020

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-Q
(Mark One)
[ X ]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 1997

                                       OR

[  ]              TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ........ to ........

                        Commission file number is 0-4197




                      UNITED STATES LIME & MINERALS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            TEXAS                                                 75-0789226
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


12221 MERIT DRIVE, SUITE 500, DALLAS, TX                            75251
----------------------------------------                          ----------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of July 31, 1997, 3,921,853 shares of common stock, $.10 par value, were outstanding.

PART I.           FINANCIAL INFORMATION
ITEM 1:           FINANCIAL STATEMENTS

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)
(Unaudited)


                                                     JUNE 30,    DECEMBER 31,
ASSETS                                                1997          1996
                                                    ---------    ------------
Current Assets:
  Cash and cash equivalents                         $  4,357      $  1,000
  Trade receivables                                    6,101         5,152
  Inventories                                          2,706         5,054
  Prepaid expenses and other assets                      376           434
                                                    --------      --------
     Total current assets                             13,540        11,640
                                                    --------      --------

Property, plant and equipment at cost:                44,322        59,785
  Less accumulated depreciation                      (30,161)      (41,045)
                                                    --------      --------
  Net property, plant and equipment                   14,161        18,740
                                                    --------      --------

Other assets, net                                      2,308           939
                                                    --------      --------
  Total assets                                      $ 30,009      $ 31,319
                                                    ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current installments of long-term debt            $  1,143      $  1,143
  Accounts payable-trade                               1,681         3,117
  Accrued expenses                                     1,106         1,941
                                                    --------      --------
      Total current liabilities                        3,930         6,201

Long-term debt,  excluding current installments        2,667         3,238
Other liabilities                                        755           714

Stockholders' equity:
  Common stock                                           529           529
  Additional paid-in capital                          15,311        15,311
  Retained earnings                                   21,379        19,888
                                                    --------      --------
                                                      37,219        35,728
  Less treasury stock at cost;
    1,372,212 shares of common stock                 (14,562)      (14,562)
                                                    --------      --------
    Total stockholders' equity                        22,657        21,166
                                                    --------      --------
    Total liabilities and stockholders' equity      $ 30,009      $ 31,319
                                                    ========      ========

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands of dollars, except per share data)
(Unaudited)


                                                            THREE MONTHS ENDED                         SIX MONTHS ENDED
                                                   June 30, 1997         June 30, 1996        June 30, 1997       June 30, 1996
                                                 ------------------    -----------------    -----------------   ------------------
REVENUES                                         $ 10,350    100.0%    $ 11,583   100.0%    $ 18,158   100.0%   $ 20,106    100.0%
Cost of revenues:
    Labor and other operating expenses              8,159     78.8%       7,549    65.2%      14,392    79.3%     13,421     66.8%
    Depreciation, depletion and amortization        1,073     10.4%         971     8.4%       2,053    11.3%      1,812      9.0%
                                                 ------------------    -----------------    -----------------   ------------------
                                                    9,232     89.2%       8,520    73.6%      16,445    90.6%     15,233     75.8%
                                                 ------------------    -----------------    -----------------   ------------------

GROSS PROFIT                                        1,118     10.8%       3,063    26.4%       1,713     9.4%      4,873     24.2%
    Selling, general and administrative expenses    1,154     11.1%       1,153     9.9%       2,270    12.5%      2,258     11.2%
                                                 ------------------    -----------------    -----------------   ------------------

OPERATING PROFIT                                      (36)    -0.3%       1,910    16.5%        (557)   -3.1%      2,615     13.0%
                                                 ------------------    -----------------    -----------------   ------------------
    Other deductions (income):
    Interest expense                                  168      1.6%         162     1.4%         301     1.7%        296      1.5%
    Other, net                                        (49)    -0.5%         (71)   -0.6%         (93)   -0.5%       (129)    -0.6%
                                                 ------------------    -----------------    -----------------   ------------------
                                                      119      1.1%          91     0.8%         208     1.1%        167      0.8%
                                                 ------------------    -----------------    -----------------   ------------------

INCOME (LOSS) BEFORE INCOME TAXES                    (155)    -1.5%       1,819    15.7%        (765)   -4.2%      2,448     12.2%

    Federal and state income taxes (benefit)       (2,331)   -22.5%         348     3.0%      (2,453)  -13.5%        474      2.4%
                                                 ------------------    -----------------    -----------------   ------------------

NET INCOME                                       $  2,176     21.0%    $  1,471    12.7%    $  1,688     9.3%   $  1,974      9.8%
                                                 ========              ========             ========            ========

NET INCOME PER SHARE:

   PRIMARY                                       $   0.55              $   0.38             $   0.43            $   0.51
                                                 ========              ========             ========            ========
   FULLY DILUTED                                 $     --              $   0.36             $     --            $   0.49
                                                 ========              ========             ========            ========

See accompanying notes to condensed consilidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)
(Unaudited)


                                                                       SIX MONTHS ENDED
                                                                           JUNE 30,
                                                                       1997       1996
                                                                      -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                          $ 1,688    $ 1,974
  Adjustments to reconcile net income
   to net cash provided by (used in) operating activities:
     Depreciation, depletion and amortization                           2,135      1,813
     Deferred income tax benefit                                       (2,300)        --
     Amortization of financing costs                                       50         50
     Loss on sale of property, plant, and equipment                         3         --
     Loss on sale of Corson Lime Company assets                           506         --
     Current assets (net change) [1]                                     (497)    (2,247)
     Other assets                                                         229        (98)
     Current liabilities (net change) [2]                              (2,355)       590
     Other liabilities                                                     41         (5)
                                                                      -------    -------
     Net cash provided by (used in) operating activities                 (500)     2,077


CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant and equipment                            (3,218)    (2,950)
  Proceeds from sale of Corson Lime Company assets, net of expenses     7,838         --
  Proceeds from sale of property, plant and equipment                       5         --
                                                                      -------    -------
    Net cash provided by (used in) investing activities                 4,625     (2,950)
                                                                      -------    -------



CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of stock options                                  --        368
  Payment of common stock dividends                                      (196)      (193)
  Proceeds from borrowings of revolving credit facility                 2,900        650
  Payment of revolving credit facility                                 (2,900)        --
  Principal payments of  debt and lease obligations                      (572)      (572)
                                                                      -------    -------
    Net cash provided by (used in) financing activities                  (768)       253
                                                                      -------    -------

  Net increase (decrease) in cash                                       3,357       (620)
  Cash at beginning of period                                           1,000      1,161
                                                                      -------    -------
  Cash at end of period                                               $ 4,357    $   541
                                                                      =======    =======

  Supplemental cash flow information:
    Interest paid                                                     $   235    $   227
                                                                      =======    =======
    Income taxes paid                                                 $   451    $   531
                                                                      =======    =======


[1]  Exclusive of net change in cash.
[2]  Exclusive of net change in debt and lease obligations.


See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)


1. Basis of Presentation

         The condensed consolidated financial statements included herein have been prepared by the Company without independent audit. In the opinion of the Company's management, all adjustments of a normal and recurring nature necessary to present fairly the financial position, results of operations and cash flows for the periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the period ended December 31, 1996. The results of operations for the periods ended June 30, 1997 are not necessarily indicative of what the operating results for the full year will be.

2. Inventories

         Inventories consist of the following at:

                       June 30,       December 31,
                        1997             1996
                       ------           ------
                       (In thousands of dollars)
[S]                    [C]              [C]
Raw materials          $  500           $  860
Finished goods            624            2,190
Service parts           1,582            2,004
                       ------           ------
   Total inventories   $2,706           $5,054
                       ======           ======





3. Loss on Sale of Corson Lime Company  Assets

         Effective June 21, 1997, Corson Lime Company, a wholly-owned subsidiary of the Company, sold substantially all of its aggregate and lime assets for $7,855,000 in cash paid at closing, and an additional $376,000 for the final aggregate inventory, secured by a letter of credit, to be paid within one hundred and twenty days. Corson retained its accounts receivables, certain lime inventories and accounts payable. The proceeds from the sale were used to pay down the outstanding balance under the Company's revolving credit facility of $2,900,000. The sale resulted in a loss of $506,000 ($405,000 net of tax benefit), which is included in labor and other operating expenses in the accompanying condensed consolidated statements of income.

         The loss of $506,000 reflects the sale of property, plant and equipment ($5,646,000), sale of certain inventories ($1,721,000), write-off of deferred stripping costs ($652,000), write-off of deferred maintenance costs ($233,000), write-off of intangible pension costs ($138,000) and transaction costs ($347,000).

4.  Income Taxes

         As reported in the Company's consolidated financial statements and notes contained in its Form 10-K for the year ended December 31, 1996, the Company has certain deferred tax assets which were previously fully reserved by a valuation allowance in accordance with SFAS 109. The unrecognized deferred tax assets relate primarily to net operating loss carry overs, general business credit carry overs, and alternative minimum tax credit carry overs.

         Generally, the provisions of SFAS 109 require deferred tax assets to be reduced by a valuation allowance if, based on the weight of available evidence, it is "more likely" than not that some portion or all of the deferred tax assets will not be realized. Statement 109 requires an assessment of all available evidence, both positive and negative, to determine the amount of any required valuation allowance. As disclosed in the Company's financial statement footnotes, no benefit had been given to these deferred tax assets at December 31, 1996 due to the uncertainties related to their utilization.

         As a result of the sale of assets of Corson Lime Company, the Company has reviewed the deferred tax assets and concluded that the uncertainties as to their realization have been favorably resolved, in that the net operating loss carry overs are expected to be fully utilized by the end of 1997; the unused general business credits by the end of 1997 will be minimal; and the Company's future taxable income, enhanced by the sale of Corson Lime Company, indicates future utilization of the alternative minimum tax credit carry overs in the upcoming years. The post-Corson Lime Company sale assessment as to the ultimate realization of the deferred tax assets indicates that it is more likely than not that the deferred tax assets will be realized.

         As a result, the Company reduced the deferred tax assets valuation allowance in the second quarter of 1997 by $2,300,000, recording deferred tax assets of $2,300,000 in other assets, net, and recognizing that amount during the quarter in federal and state income taxes (benefit).

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $500,000 for the six months ended June 30, 1997, as compared to $2,077,000 provided by operating activities for the six months ended June 30, 1996. The decrease in net cash provided by operating activities was primarily attributable to the pay off of the current liabilities of Corson Lime Company, as well as the increased spending on capital expenditures in the first half of 1997 compared to the same period a year ago.

Effective June 21, 1997, Corson Lime Company. a wholly-owned subsidiary of the Company, sold substantially all of its aggregate and lime assets for $7,855,000 in cash paid at closing, and an additional $376,000 for the final aggregate inventory, secured by a letter of credit.

The company used $2,900,000 of the net proceeds of the sale of Corson Lime Company to pay down the outstanding balance on the Company's revolving credit facility. As a result, the Company had cash of $4,357,000 and bank debt of $3,810,000 at June 30, 1997. The Company has not elected to pay down its term debt based on the need for these funds in the near term to pay for its planned modernization and expansion projects.

The Company made $3,218,000 in capital expenditures in the first half of 1977, compared to $2,950,000 for the same period last year. In addition to these capital expenditures, the Company plans to undertake major modernization and expansion projects at its Arkansas and Texas facilities.

The Company has for some time considered constructing a new kiln at the Arkansas plant. As part of this process, a new plant-wide permit was obtained in order to be in position to build the new kiln. Recent firm bid proposals indicated that the cost of the new kiln had increased substantially from the preliminary cost estimates supplied from the vendors, management determined to again review in detail the various kiln processing systems that can be employed at Arkansas. In addition, the crushing, handling, loadout, and storage facilities at Arkansas are being evaluated in order to develop a comprehensive modernization and expansion plan for this facility.

The work on the Texas modernization and expansion project is preceeding on time and within budget. The plans include the installation of a new stone crushing and stone handling system, the addition of a pre-heater to one of the existing kilns, additional storage, screening and shipping capacity, and a new support building which will house a laboratory and administrative and shop facilities. The planned Texas improvements will allow the Company to better serve its customers by improving both quality and service. With the improvements, the Company will be in a position to compete for customers who currently cannot use the Company's lime in their process. The additional storage will improve both kiln utilization and the plant's ability to meet peek customer demand. The storage and load-out facilities will also substantially reduce the amount of time required for the loading of bulk quicklime trucks. The pre-heater addition to a current kiln will reduce fuel consumption and will also increase the plant's quicklime capacity by approximately 25%. These improvements will result in lower operating costs and in more efficient utilization of the work force. The cost of the Texas modernization and expansion project is still expected to be approximately $20,000,000. The project is subject to obtaining various permits. This project will be financed from a combination of internally generated funds and banking facilities.

RESULTS OF OPERATIONS

Revenues decreased from $11,583,000 in the second quarter of 1996 to $10,350,000 in the second quarter of 1997, a decrease of $1,233,000 or 10.6%. This decrease was partly a result of the sale of the Corson Lime Company assets prior to the end of the quarter. Excluding Corson Lime Company, revenues for the three months ended June 30, 1997 decreased by $698,000 or 8.6% from 1996, resulting from a 7.5% decrease in sales volume and 1.1% decrease in prices. Revenues for the six months ended June 30, 1997 were $18,158,000, a decrease of $1,948,000 or 9.7% from the $20,106,000 reported for the six months ended June 30, 1996. Excluding Corson Lime Company, revenue for the six months ended June 30, 1997 decreased by $1,590,000 or 10.7% from 1996, resulting from a 9.5% decrease in sales volume and a 1.2% decrease in prices.

The Company's gross profit was $1,118,000 in the second quarter of 1997, compared to $3,063,000 in the second quarter of 1996, a 63.5% decrease. Gross profit margin for the second quarter of 1997 decreased to 10.8%, from 26.4% in 1996. Gross profit was adversely impacted by the loss of $506,000 from the sale of the Corson Lime Company assets which was included in labor and other operating expenses. In addition, the lower gross profit and gross profit margins were attributable to decreased production volumes in the second quarter. Gross profit decreased to $1,713,000 for the first six months of 1997, from $4,873,000 in the first six months of 1996, a 64.9% decrease. Gross profit margin for the six months ended June 30, 1997 decreased to 9.4%, from 24.2.% in 1996. The loss on the sale of the Corson Lime Company assets and decreased production volumes negatively impacted both gross profit and gross profit margins. Although management was disappointed with the operating results for the first half of 1997, it is now starting to see better operating results and expects the second half to be an improvement over the first half. The markets which are served by the Texas plant are very strong, and management is also optimistic that the favorable signs it sees at Arkansas Lime will continue.

Selling, general and administrative expenses (SG&A) remained almost constant at $1,154,000 in the second quarter of 1997, compared to $1,153,000 in the second quarter of 1996. SG&A as a percentage of sales increased to 11.1%, from 9.9% a year earlier. SG&A increased by $12,000 or 0.5%, in the first six months of 1997, compared to 1996, and as a percentage of sales increased to 12.5%, from 11.2%.

Interest expense increased both in the second quarter and first six months of 1997 over 1996 by $6,000 and $5,000, respectively. This increase was due primarily to increased borrowings under the revolving loan facility in the first half of 1997.

Other, net decreased by $22,000 in the second quarter of 1997, compared to the second quarter of 1996. Other, net decreased by $36,000 in the first six months of 1997, as compared to the first six months of 1996.

Income taxes were impacted by the reduction in the deferred tax assets valuation allowance which produced a corresponding income tax benefit of $2,300,000 recorded in the second quarter of 1997. See Note 4 of notes to condensed consolidated financial statements for a more detailed explanation of this adjustment.

The Company reported net income of $2,176,000 ($0.55 per share) during the second quarter of 1997, compared to net income of $1,471,000 ($0.38 per share/$0.36 fully diluted) during the second quarter of 1996. For the first six months of 1997, the Company recorded net income of $1,688,000 ($0.43 per share), compared to net income of $1,974,000 ($0.51 per share/$0.49 fully diluted) in the first six months of 1996. During the second quarter of 1997, net income was unfavorably impacted by the loss (net of tax benefits) on the sale of the Corson Lime Company assets of $405,000 ($0.10 per share) and favorably impacted by the recognition of previously reserved deferred tax assets of $2,300,000 ($0.59 per share).

PART II. OTHER INFORMATION

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


         The Annual Meeting of Shareholders was held on May 16, 1997 in Dallas, Texas. The table below shows the one proposal submitted to Shareholders in the Company's Proxy Statement dated April 8, 1997, and the results of the Shareholder vote:




         Election of Directors

                                                      FOR     WITHHELD
                                                      ---     --------
                  John J. Brown                    3,299,911   7,828
                  Timothy W. Byrne                 3,300,911   6,828
                  Antoine M. Doumet                3,299,911   7,828
                  Wallace G. Irmscher              3,300,911   6,828
                  Robert F. Kizer                  3,300,911   6,828
                  Edward A. Odishaw                3,300,911   6,828

         There were no broker non-votes.


ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

         a. Exhibits:
                11   Statement re computation of per share earnings
                27   Financial Data Schedule

         b. Reports on Form 8-K:

         The Company filed no Reports on Form 8-K during the quarter ended June 30, 1997. On July 3, 1997, the Company filed a Current Report on Form 8-K reporting under Items 2 and 7 the sale, effective June 21, 1997, of substantially all of the aggregate and lime assets of Corson Lime Company, a wholly owned subsidiary of the Company, to Highway Materials, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        UNITED STATES LIME & MINERALS, INC.






August 5, 1997                              By:/s/ Robert F. Kizer
                                               ---------------------------------
                                               Robert F. Kizer
                                               President and Chief Executive
                                               Officer





August 5, 1997                              By:/s/ Timothy W. Byrne
                                               ---------------------------------
                                               Timothy W. Byrne
                                               Senior Vice President
                                               and Chief Financial Officer

                      UNITED STATES LIME & MINERALS, INC.

                         Quarterly Report on Form 10-Q
                                 Quarter Ended
                                 June 30, 1997

                               Index to Exhibits




Exhibit No.                              Exhibit
-----------           ----------------------------------------------
   11                 Statement re computation of per share earnings

   27                 Financial Data Schedule