Form 10-Q
period 1997-09-30
UNITED STATES LIME & MINERALS INC
filed 1997-10-23
CIK 82020

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q
(Mark One)
[ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended SEPTEMBER 30, 1997

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


                                 (972) 991-8400
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of October 22, 1997, 3,951,853 shares of common stock, $.10 par value, were outstanding.

PART I.           FINANCIAL INFORMATION
ITEM 1:           FINANCIAL STATEMENTS

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)
(Unaudited)

                                                        SEPTEMBER 30,  DECEMBER 31,
                                                           1997            1996
                                                        -------------  ------------
ASSETS
Current Assets:
  Cash and cash equivalents                              $  6,298        $  1,000
  Trade receivables, net                                    4,252           5,152
  Inventories                                               2,612           5,054
  Prepaid expenses and other assets                           428             434
                                                         --------        --------
     Total current assets                                  13,590          11,640

Property, plant and equipment at cost                      46,333          59,785
  Less:  Accumulated depreciation                         (30,479)        (41,045)
                                                         --------        --------
  Property, plant and equipment, net                       15,854          18,740

Other assets, net                                           2,222             939
                                                         --------        --------

  Total assets                                           $ 31,666        $ 31,319
                                                         ========        ========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current installments of long-term debt                 $  1,143        $  1,143
  Accounts payable-trade                                    2,656           3,117
  Accrued expenses                                          1,228           1,941
                                                         --------        --------
     Total current liabilities                              5,027           6,201

Long-term debt, excluding current installments              2,381           3,238
Other liabilities                                             236             714

Stockholders' equity:
  Common stock                                                529             529
  Additional paid-in-capital                               15,135          15,311
  Retained earnings                                        22,601          19,888
                                                         --------        --------
                                                           38,265          35,728
  Less treasury stock at cost; 1,342,212 and
    1,372,212 shares of common stock, respectively        (14,243)        (14,562)
                                                         --------        --------
      Total stockholders' equity                           24,022          21,166
                                                         --------        --------

  Total liabilities and stockholders' equity             $ 31,666        $ 31,319
                                                         ========        ========


     See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands of dollars, except per share data)
(Unaudited)

                                                  THREE MONTHS ENDED                                 NINE MONTHS ENDED
                                                     SEPTEMBER 30,                                      SEPTEMBER 30,
                                              1997                     1996                     1997                   1996
                                      ------------------      ---------------------    ---------------------    ------------------
REVENUES                              $ 7,725     100.0%      $ 10,452       100.0%    $ 25,883       100.0%    $ 30,558    100.0%

Cost of revenues:
  Labor & other operating expenses      4,533      59.5%         7,730        74.0%      18,929        73.3%      21,151     66.2%
  Depreciation, depletion &
       amortization                       667       7.9%           832         8.0%       2,720        10.3%       2,644      8.7%
                                      -------     -----       --------       -----     --------       -----     --------    -----
                                        5,204      67.4%         8,562        82.0%      21,649        83.6%      23,795     77.9%
                                      -------     -----       --------       -----     --------       -----     --------    -----

GROSS PROFIT                            2,521      32.6%         1,890        18.1%       4,234        16.4%       6,763     22.1%

  Selling, general & administrative
       expenses                           878      11.3%         1,091        10.4%       3,148        12.2%       3,349     10.9%
                                      -------     -----       --------       -----     --------       -----     --------    -----

OPERATING PROFIT                        1,643      21.3%           799         7.7%       1,086         4.2%       3,414     11.2%

  Other deductions (income):
    Interest expense                       71       0.9%           143         1.4%         372         1.4%         439      1.7%
    Other, net                           (206)     (2.6%)          (37)       (0.4%)       (299)       (1.1%)       (166)    (0.5%)
                                      -------     -----       --------       -----     --------       -----     --------    -----
                                         (135)     (1.7%)          106         1.0%          73         0.3%         274      0.9%
                                      -------     -----       --------       -----     --------       -----     --------    -----

INCOME BEFORE INCOME TAXES              1,778      23.0%           693         6.7%       1,013         3.9%       3,141     10.3%
                                      -------     -----       --------       -----     --------       -----     --------    -----

    Federal and state income tax
      expense (benefit)                   457       5.9%           123         1.2%      (1,996)       (7.7%)        597      2.0%
                                      -------     -----       --------       -----     --------       -----     --------    -----

NET INCOME                            $ 1,321      17.1%      $    570         5.5%    $  3,009        11.6%    $  2,544      8.3%
                                      =======     =====       ========       =====     ========       =====     ========    =====

NET INCOME PER SHARE OF
  COMMON STOCK                        $   0.34                $   0.15                 $   0.77                 $   0.66
                                      ========                ========                 ========                 ========


    See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)
(Unaudited)

                                                                          NINE MONTHS ENDED
                                                                            SEPTEMBER 30,
                                                                          1997         1996
                                                                        -------      -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                            $ 3,009      $ 2,544
  Adjustments to reconcile net income to net cash
        provided by operating activities:
     Depreciation, depletion & amortization                               2,831        2,771
     Deferred income tax benefit                                         (2,220)          --
     Amortization of financing costs                                         50           76
     Loss (gain) on sale of property, plant & equipment                      14          (68)
     Loss on sale of Corson Lime Company                                    506           --
     Current assets (net change)[1]                                       1,620         (746)
     Other assets                                                             9           --
     Current liabilities (net change)[2]                                 (1,174)         340
     Other liabilities                                                     (478)          (4)
                                                                        -------      -------
     Net cash provided by operating activities                            4,167        4,913

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant and equipment                              (5,647)      (4,708)
  Proceeds from sale of Corson Lime Company assets, net of expenses       7,745           --
  Proceeds from sale of property, plant and equipment                        42           15
                                                                        -------      -------
     Net cash provided by (used in) investing activities                  2,140       (4,693)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of stock options                                   143          368
  Payment of common stock dividends                                        (295)        (291)
  Proceeds from borrowings on revolving credit facility                   2,900        3,100
  Payment of revolving credit facility                                   (2,900)      (3,100)
  Principal payments of debt                                               (857)        (857)
                                                                        -------      -------
     Net cash used in financing activities                               (1,009)        (780)
                                                                        -------      -------

  Net increase (decrease) in cash                                         5,298         (560)
  Cash at beginning of period                                             1,000        1,161
                                                                        -------      -------

  Cash at end of period                                                 $ 6,298      $   601
                                                                        =======      =======

  Supplemental cash flow information:
     Interest paid                                                      $   327      $   348
                                                                        =======      =======
     Income taxes paid                                                  $   451      $   689
                                                                        =======      =======

[1]  Exclusive of net change in cash.
[2]  Exclusive of net change in current installments of debt.


     See accompanying notes to condensed consolidated financial statements.

              UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

1.       Basis of Presentation

         The condensed consolidated financial statements included herein have been prepared by the Company without independent audit. In the opinion of the Company's management, all adjustments of a normal and recurring nature necessary to present fairly the financial position, results of operations and cash flows for the periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the period ended December 31, 1996. The results of operations for the periods ended September 30, 1997 are not necessarily indicative of what the operating results for the full year will be.

2.       Inventories

         Inventories consisted of the following at:

                                                September 30,     December 31,
                (In thousands of dollars)           1997              1996
                                                  ------            ------
                Raw materials                     $  520            $  860
                Finished goods                       536             2,190
                Service parts                      1,556             2,004
                                                  ------            ------
                   Total inventories              $2,612            $5,054
                                                  ======            ======

         The decrease in inventories from December 31, 1996 to September 30, 1997 is largely attributable to the sale of substantively all of the Corson Lime Company assets, as described in Note 3 below.

3.       Sale of Corson Lime Company Assets

         Effective June 21, 1997, Corson Lime Company, a wholly owned subsidiary of the Company, sold substantially all of its aggregate and lime assets for $7,855,000 in cash paid at closing, plus an additional $376,000 for the final aggregate inventory, payable within one-hundred and twenty days, secured by a letter of credit. Of the amount payable, $350,000 had been collected as of September 30, 1997, and the remainder was collected subsequent to the quarter end. A portion of the proceeds from the sale was used to pay down the outstanding balance under the Company's revolving credit facility of $2,900,000. The sale resulted in a loss of $506,000 ($405,000 net of tax benefit), which is included in labor and other operating expenses in the accompanying condensed consolidated statements of operations.

         As of June 21, 1997, Corson retained certain lime inventories and approximately $2,073,000 of accounts receivables, net of reserve, of which substantially all has been collected. The Company also retained, and subsequently paid, approximately $1,431,000 in accounts payable. In addition, the Company funded the current pension liability of $496,000 related to the Company's former Corson employees.

         The loss of $506,000 reflects the sale of property, plant and equipment ($5,646,000), sale of certain inventories ($1,721,000), write-off of deferred stripping costs ($652,000), write-off of deferred maintenance costs ($233,000), write-off of intangible pension costs ($138,000) and transaction costs ($347,000).

4.       Income Taxes

         As reported in the Company's consolidated financial statements and notes contained in its Form 10-K for the year ended December 31, 1996, the Company had a deferred tax asset which was previously fully reserved by a valuation allowance in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). The unrecognized deferred tax asset related primarily to net operating loss carry overs, general business credit carry overs, and alternative minimum tax credit carry overs.

         Generally, the provisions of SFAS 109 require deferred tax assets to be reduced by a valuation allowance if, based on the weight of available evidence, it is "more likely" than not that some portion or all of the deferred tax asset will not be realized. SFAS 109 requires an assessment of all available evidence, both positive and negative, to determine the amount of any required valuation allowance. As disclosed in the Company's financial statement footnotes, no benefit was given to the deferred tax asset at December 31, 1996 due to uncertainties related to its utilization.

         As a result of the sale of the Corson assets, the Company reviewed the deferred tax asset and concluded that the uncertainties as to its realization had been favorably resolved, in that the net operating loss carry overs and the general business credit carry overs are expected to be fully utilized by the end of 1997. The Company's future taxable income, enhanced by the sale of Corson, indicates future utilization of the alternative minimum tax credit carry overs in the upcoming years. The post-Corson sale assessment as to the ultimate realization of the deferred tax asset indicates that it is more likely than not that the deferred tax asset will be realized.

         As a result, the Company reduced the deferred tax asset valuation allowance in the second quarter of 1997 by $2,300,000, recording a deferred tax asset of $2,300,000 in other assets, net, and recognizing that amount during the second quarter in federal and state income tax expense (benefit).

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $4,167,000 for the nine months ended September 30, 1997, as compared to $4,913,000 provided by operating activities for the nine months ended September 30, 1996. The decrease in net cash provided by operating activities was primarily attributable to lower operating profits. This decrease was partially offset through the reduction of working capital committed to the Corson operation after its sale.

The Company made $5,647,000 in capital expenditures in the first nine months of 1997, compared to $4,708,000 for the same period last year. The increased capital expenditures were attributable to the major modernization and expansion project at the Texas facility, as described below. In addition to these capital expenditures, the Company expects to complete the modernization and expansion project at its Texas facility and is considering a similar project at its Arkansas facility, as described below.

Effective June 21, 1997, Corson, a wholly-owned subsidiary of the Company, sold substantially all of its aggregate and lime assets for $7,855,000 in cash paid at closing, plus an additional $376,000 for the final aggregate inventory, payable within one-hundred and twenty days, secured by a letter of credit. Of the amount payable, $350,000 had been collected as of September 30, 1997 and the remainder was collected subsequent to the quarter end.

The Company used $2,900,000 of the net proceeds from the sale of Corson to pay down the outstanding balance on the Company's revolving credit facility. As a result, the Company had cash of $6,298,000 and bank debt of $3,524,000 at September 30, 1997. The Company has not elected to pay down its term debt based on the need for these funds in the near term to pay for its planned modernization and expansion projects.

The Company is continuing to make good progress with the modernization and expansion project at the Texas plant. The plans include the installation of a new stone crushing and stone handling system, the addition of a pre-heater to one of the existing kilns, additional screening, storage and shipping capacity, and a new support building that will house laboratory, administrative and shop facilities. The planned Texas improvements will allow the Company to better serve its customers through improved quality and service. With the improvements, the Company will be in a position to compete for customers who currently cannot use the Company's lime in their processes. The additional storage will improve both kiln utilization and the plant's ability to meet peek customer demand. The improved load-out facilities will also substantially reduce the amount of time required to load bulk quicklime trucks. The pre-heater addition to a current kiln will reduce fuel consumption and will also increase the plant's quicklime capacity by approximately 25%. These improvements will result in lower operating costs and in more efficient utilization of the work force. The cost of the Texas modernization and expansion project is expected to be approximately $20,000,000. The project is subject to obtaining various permits. This project will be financed from a combination of internally generated funds and banking facilities.

The Company has also been considering the construction of a new kiln at the Arkansas plant. As part of this process, a new plant-wide permit was obtained in order to be in position to build the new kiln. Firm bid proposals indicated that the cost of the new kiln had increased substantially from the preliminary cost estimates supplied from the vendors. Management determined to again review in detail the various kiln processing systems that can be employed at Arkansas. In addition, the crushing, handling, load-out, and storage facilities at Arkansas are being evaluated in order to develop a comprehensive modernization and expansion plan for this facility.

RESULTS OF OPERATIONS

Results in the third quarter were improved by strong sales from the Texas plant and the elimination of the Corson Lime operation. The demand for lime in the markets served by the Texas plant is strong and appears to be in balance with the supply of lime. The Texas plant is currently running its lime operations at capacity. Conversely, in the markets served by the Arkansas plant, there is an abundant supply of lime and this plant is running at less than capacity.

Sales of ground calcium carbonate, in the form of pulverized limestone ("GCC"), from both the Texas and Arkansas plants are down due to slow sales to the roofing industry. The other markets for GCC have remained strong with stable prices. The Company is continuing to develop new outlets for these products.

Revenues decreased from $10,452,000 in the third quarter of 1996 to $7,725,000 in the third quarter of 1997, a decrease of $2,727,000, or 26.1%. This decrease was the result of the sale of the Corson assets in the second quarter. Excluding Corson, revenues for the three months ended September 30, 1997 increased by $619,000, or 8.7%, from 1996, resulting from a 9.7% increase in sales volume which was partially offset by a 1.0% decrease in prices. Revenues for the nine months ended September 30, 1997 were $25,883,000, a decrease of $4,675,000, or 15.3%, from the $30,558,000 reported for the nine months ended September 30, 1996. Excluding Corson, revenues for the nine months ended September 30, 1997 decreased by $971,000, or 4.4%, from 1996, resulting from a 3.3% decrease in sales volume and a 1.1% decrease in prices.

The Company's gross profit was $2,521,000 in the third quarter of 1997, compared to $1,890,000 in the third quarter of 1996, a 33.4% increase. Gross profit margin as a percentage of revenues for the third quarter of 1997 increased to 32.6% from 18.1% in 1996. The improved gross profit and gross profit margins were largely attributable to eliminating the high production costs at the Corson facility as well as increased volume in the third quarter at Texas. Gross profit decreased to $4,234,000 for the first nine months of 1997, from $6,763,000 in the first nine months of 1996, a 37.4% decrease. Gross profit margin for the nine months ended September 30, 1997 decreased to 16.4%, from 22.1% in 1996. Year to date gross profit was adversely impacted by the loss of $506,000 from the sale of the Corson assets which was included in labor and other operating expenses, as well as decreased year to date volume. Although the operating results for the first nine months of 1997 were disappointing, the improved results for the third quarter may be a promising indicator of continued improvements in the fourth quarter.

Selling, general and administrative expenses ("SG&A") decreased by $213,000, or 19.5%, to $878,000 in the third quarter of 1997, as compared to $1,091,000 in the third quarter of 1996. SG&A as a percentage of sales increased to 11.3%, from 10.4% a year earlier. SG&A decreased by $201,000, or 6.0%, in the first nine months of 1997, compared to 1996, and as a percentage of sales increased to 12.2% from 10.9%.

Interest expense decreased both in the third quarter and first nine months of 1997 over 1996 by $72,000 and $67,000, respectively. This decrease was the result of paying down the outstanding balance of the revolving credit facility in June 1997.

Other, net, increased by $169,000 in the third quarter of 1997, compared to the third quarter of 1996. Other, net increased by $133,000 in the first nine months of 1997, as compared to the first nine months of 1996. This increase is primarily due to increased interest income due to increased cash reserves in the third quarter, certain royalty income on stone sales from the Blum facility and the sale of certain Texas assets.

Income tax expense (benefit) was impacted by the reduction in the deferred tax asset valuation allowance which produced a corresponding income tax benefit of $2,300,000 recorded in the second quarter of 1997. See Note 4 of notes to condensed consolidated financial statements for a more detailed explanation of this adjustment.

The Company reported net income of $1,321,000 ($0.34 per share) during the third quarter of 1997, compared to net income of $570,000 ($0.15 per share) during the third quarter of 1996. Net income for the third quarter was favorably impacted by the elimination of high production costs at Corson and increased volume at the Texas plant. For the first nine months of 1997, the Company reported net income of $3,009,000 ($0.77 per share), compared to net income of $2,544,000 ($0.66 per share) in the first nine months of 1996. During the first nine months of 1997, net income was unfavorably impacted by the loss (net of the tax benefit) on the sale of the Corson assets of $405,000 ($0.10 per share) and favorably impacted by the recognition of a previously reserved deferred tax asset of $2,300,000 ($0.59 per share).

PART II.  OTHER INFORMATION


ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K

          a.   Exhibits:

               11 Statement re computation of per share earnings

               27 Financial Data Schedule


          b.   Reports on Form 8-K:


               On July 3, 1997, the Company filed a Current Report on Form 8-K reporting under Items 2 and 7 the sale, effective June 21, 1997, of substantially all of the aggregate and lime assets of Corson Lime Company, a wholly owned subsidiary of the Company.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     UNITED STATES LIME & MINERALS, INC.


October 23, 1997                        By: /s/  Robert F. Kizer
                                           --------------------------------
                                            Robert F. Kizer
                                            President and Chief Executive
                                            Officer





October 23, 1997                        By: /s/  Timothy W. Byrne
                                           --------------------------------
                                            Timothy W. Byrne
                                            Senior Vice President
                                            and Chief Financial Officer

                                   SIGNATURES
                      UNITED STATES LIME & MINERALS, INC.

                         Quarterly Report on Form 10-Q
                                 Quarter Ended
                               September 30, 1997

                               Index to Exhibits



Exhibit No.                         Exhibit
-----------                         -------

   11             Statement re computation of per share earnings

   27             Financial Data Schedule