Form 10-K405
period 1997-12-31
UNITED STATES LIME & MINERALS INC
filed 1998-03-20
CIK 82020

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-K

(Mark One)
           (X)   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended December 31, 1997
                                      OR
           ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 0-4197

                     United States Lime & Minerals, Inc.
            ------------------------------------------------------
            (Exact name of Registrant as specified in its charter)

         Texas                                        75-0789226
     -------------                                 ----------------
(State of incorporation)               (I.R.S. Employer Identification Number)

  12221 Merit Drive, Suite 500, Dallas, Texas                    75251
----------------------------------------------                 ----------
    (Address of principal executive offices)                    (Zip Code)

      Registrant's telephone number, including area code: (972) 991-8400

         SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

         Title of Each Class                Name of Each Exchange on
                                                Which Registered
         -------------------                ------------------------
                                     None

         SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                        Common Stock,  $.10 par value

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]
     Indicate by a check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment of this Form 10-K.   [X]
     The aggregate market value of Common Stock held by non-affiliates as of March 10, 1998: $13,940,263.

 Number of shares of Common Stock outstanding as of March 10, 1998: 3,951,853.

                     DOCUMENTS INCORPORATED BY REFERENCE
     Part III incorporates information by reference from the Registrant's definitive Proxy Statement to be filed for its 1998 Annual Meeting of Shareholders. Part IV incorporates certain exhibits by reference from the Registrant's previous filings.

                              TABLE OF CONTENTS


PART I
   ITEM I.    BUSINESS  . . . . . . . . . . . . . . . . . . . . . . . . .  1
              General . . . . . . . . . . . . . . . . . . . . . . . . . .  1
              Business and Products . . . . . . . . . . . . . . . . . . .  1
              Product Sales . . . . . . . . . . . . . . . . . . . . . . .  1
              Order Backlog . . . . . . . . . . . . . . . . . . . . . . .  2
              Seasonality . . . . . . . . . . . . . . . . . . . . . . . .  2
              Limestone Reserves  . . . . . . . . . . . . . . . . . . . .  2
              Mining  . . . . . . . . . . . . . . . . . . . . . . . . . .  2
              Plant and Facilities  . . . . . . . . . . . . . . . . . . .  3
              Employees . . . . . . . . . . . . . . . . . . . . . . . . .  3
              Competition . . . . . . . . . . . . . . . . . . . . . . . .  4
              Environmental Matters . . . . . . . . . . . . . . . . . . .  4
              Disposition of Assets . . . . . . . . . . . . . . . . . . .  4

   ITEM 2.    PROPERTIES  . . . . . . . . . . . . . . . . . . . . . . . .  5

   ITEM 3.    LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . .  5

   ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . . .  5


PART II
   ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS  . . . . . . . . . . . . . . . . . . .  5

   ITEM 6.    SELECTED FINANCIAL DATA . . . . . . . . . . . . . . . . . .  6

   ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS  . . . . . . . . . . .  7

   ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES
               ABOUT MARKET RISK  . . . . . . . . . . . . . . . . . . . . 11

   ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA . . . . . . . . 12

   ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE  . . . . . . . . . . . 13


PART III      . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 13


PART IV
   ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
               ON FORM 8-K  . . . . . . . . . . . . . . . . . . . . . . . 13


SIGNATURES    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 16

                     UNITED STATES LIME & MINERALS, INC.
                                  FORM 10-K
                     For the Year Ended December 31, 1997

                                    PART I



ITEM 1.     BUSINESS.
            ---------
     General. The business of United States Lime & Minerals, Inc. (the "Company" or the "Registrant"), which was incorporated in 1950, is the production and sale of lime and limestone products. The Company extracts high-quality limestone from its quarries and then processes the limestone for sale as aggregate, pulverized limestone, quicklime and hydrated lime. In 1997, these operations were conducted through three wholly-owned subsidiaries of the Company: Arkansas Lime Company, Corson Lime Company and Texas Lime Company. References to the Company herein include references to its subsidiaries. The Company sold substantially all of the assets of its subsidiary, Corson Lime Company on June 21, 1997. See "Business - Disposition of Assets."
     The Company's principal corporate office is located at 12221 Merit Drive, Suite 500, Dallas, Texas 75251.

     Business and Products. The Company extracts raw limestone and then processes it for sale as aggregate, pulverized limestone, quicklime and hydrated lime. Aggregate is raw limestone that has been crushed to specified sizes. Pulverized limestone, also referred to as ground calcium carbonate, is a dried product ground to granular and finer sizes. Quicklime is produced when carbon dioxide is removed from limestone in a heat process called calcination. Hydrated lime is formed in a process called hydration in which water is added to quicklime to produce a soft powder.
     Aggregate is used by the construction industry in concrete, asphalt and road base. Pulverized limestone is used primarily in the production of construction materials such as asphalt paving and roofing shingles, as an additive to agriculture feeds and as a soil enhancement. Quicklime is used primarily in the manufacturing of paper products, in sanitation and water filtering systems, in metal processing and in soil stabilization for highway and building construction. Hydrated lime is used primarily in municipal sanitation and water treatment, in soil stabilization for highway and building construction, in the production of chemicals and in the production of construction materials such as stucco, plaster and mortar.

     Product Sales. In 1997, the Company sold its lime and limestone products primarily in the states of Arkansas, Connecticut, Delaware, Kansas, Louisiana, Mississippi, Missouri, New Jersey, New Mexico, New York, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas and Virginia. Sales at Arkansas Lime Company and Texas Lime Company are made primarily by the Company's six sales employees. Sales personnel call on potential customers and solicit orders which are generally made on a purchase-order basis. The Company also receives orders in response to bids that it prepares and submits to potential customers.
     Principal customers for the Company's lime and limestone products are highway, street and parking lot contractors, chemical producers, paper manufacturers, roofing shingle manufacturers, glass manufacturers, municipal sanitation and water treatment facilities, poultry and cattle feed producers, governmental agencies, steel producers and electrical utility companies.

     Excluding Corson Lime Company sales, approximately 650 customers accounted for the Company's sales of lime and limestone products during the year ended December 31, 1997. No single customer accounted for more than 10% of such sales. The Company is not subject to significant customer risks as its customers are considerably diversified as to geographic location and industrial concentration. However, given the nature of the lime and limestone industry, the Company's profits are very sensitive to changes in volume.
     Lime and limestone products are transported by rail and truck to customers generally within a radius of 400 miles of each of the Company's processing plants. Sales of lime and limestone products are highest during the months of March through November.
     Substantially all of the Company's sales are made within the United
States.

     Order Backlog. The Company does not believe that backlog information accurately reflects anticipated annual revenues or profitability from year to year.

     Seasonality. The Company's sales have historically reflected seasonal trends, with the largest percentage of total annual revenues being realized in the second and third quarters. Lower seasonal demand normally results in reduced shipments and revenues in the first and fourth quarters. Inclement weather conditions generally have a negative impact on the demand for lime and limestone products.

     Limestone Reserves. The Company currently extracts limestone from two open-pit quarries, both of which are Company-owned. The Cleburne Quarry is located 14 miles from Cleburne, Texas; the Batesville Quarry is located near Batesville, Arkansas. Access to each location is provided by paved roads.
     Texas Lime Company operates out of the Cleburne Quarry, which is situated upon a tract of land containing approximately 460 acres. In addition, the Company owns approximately 2,300 acres of land adjacent to the Cleburne tract containing known high-quality limestone reserves in a bed averaging 28 feet in thickness, with an overburden which ranges from 0 to 50 feet. The Company also has mineral interests in approximately 560 acres of land adjacent to the Northwest boundary of the Company's property. The total calculated reserves are approximately 115,000,000 tons. Assuming the present level of production at the quarry is maintained, the Company estimates the reserves are sufficient to sustain operations for approximately 100 years.
     Arkansas Lime Company operates out of the Batesville Quarry, which is situated on a tract of approximately 725 acres of land that contains a known deposit of high-quality limestone. The average thickness of the high-quality limestone deposit is approximately 70 feet, with an average overburden of 35 feet. Total calculated reserves are approximately 25,500,000 tons on this tract of land. In 1997, the Company purchased approximately 325 additional acres adjacent to the present quarry containing additional high-quality limestone. Prior to the purchase, the Company conducted a study that determined that this tract contains high-quality limestone reserves of approximately 31,000,000 tons with an average thickness of approximately 75 feet, with an average overburden of 20 feet. The Company estimates that, with the purchase of the additional reserves and assuming present quarry production levels are maintained, the total reserves are sufficient to sustain operations for approximately 100 years.

     Mining. The Company extracts limestone by the open-pit method at its two operating quarries. The open-pit method, which consists of removing the top layer of soil, trees and other substances and then extracting the exposed limestone, is generally less expensive than underground mining. The principal disadvantage of the open-pit method is that operations are subject to inclement weather. To extract limestone, the Company utilizes standard mining equipment which is Company-owned. After extraction, limestone is crushed, screened and ground in the case of aggregate and pulverized limestone, or further processed in kilns and hydrators in the case of quicklime and hydrated lime, before shipment. The Company has no knowledge of any recent changes in the physical quarrying conditions on any of its properties which have materially affected its mining operations, and no such changes are anticipated.

     Plants and Facilities. The Company produces lime and limestone products in the following plants:

     The Texas plant is located adjacent to the Cleburne Quarry on a tract of land covering approximately 10 acres. This plant is equipped with three rotary kilns and has a daily-rated capacity of 1,200 tons of quicklime. The plant has pulverized limestone equipment which has a capacity to produce 550,000 tons of pulverized limestone annually, depending on the product mix. The Company is currently undertaking a major modernization and expansion project at the Texas facility. The Texas project includes the installation of a new stone crushing and handling system, the addition of a preheater to one of the existing kilns, additional storage, screening and shipping capacity and a new support building which will house a laboratory and administrative and shop facilities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." In addition to this plant, the Company owns a plant which is located near Blum, Texas on a tract of land covering approximately 40 acres. It is equipped with two vertical kilns and has a daily-rated capacity of 600 tons of quicklime. The Blum plant was acquired in 1989 and its kilns have not been operated since that time; however, the plant's storage and shipment facilities are currently being utilized.
     The Arkansas plant, situated on a tract of approximately 290 acres, is located roughly two miles from the Batesville Quarry and is connected to the quarry by a Company-owned railway. Utilizing six vertical kilns, this plant has a daily-rated capacity of 300 tons of quicklime. The plant has two grinding systems which, depending on the product mix, have the capacity to produce 700,000 tons of pulverized limestone annually. The Company has completed an evaluation of, and has determined to proceed wit, a planned major modernization and expansion project at the Arkansas facility. The Arkansas plan includes the addition of a new 1,200 ton per day rotary kiln,a new stone crushing, handling and transport system, a new hydrator and additional lime and ground calcium carbonate storage and loadout facilities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."
     The Company maintains lime hydrating equipment and limestone drying equipment at both plants. Storage facilities for lime and pulverized limestone products at each plant consist primarily of cylindrical tanks, which are considered by the Company to be adequate to protect its lime and limestone products and to provide an available supply for customers' needs at the existing volume of shipments. Equipment is maintained at each plant to load trucks and at the Arkansas and Blum plants to load railroad cars.
     The Company believes that its processing plants are adequately maintained and insured. Much of the equipment in the plants is aging and therefore will require future maintenance and repair. However, the Texas and Arkansas modernization and expansion projects will improve the overall reliability of the plants' equipment. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" regarding the Company's expected capital expenditures for modernizing, expanding and re-equipping the plants.

     Employees. The Company employed, at December 31, 1997, 201 persons, 30 of whom are engaged in sales, administrative and management activities. Of the Company's 171 production employees, 131 are covered by collective bargaining agreements. These agreements expire as follows:
                       Texas facility in November 1999
                      Arkansas facility in December 1999

     Competition. The lime and limestone industry has certain limiting factors, including: the availability of high-quality limestone (calcium carbonate) reserves, the ability to secure mining and operating permits for a facility, the cost of building processing plants to create the lime and limestone products and the transportation costs associated with delivering the products to customers. There is not a large number of producers in the United States as a whole, but producers tend to concentrate on known limestone formations where competition takes place on a local basis. The industry as a whole has expanded its customer base and, while still selling heavily to the steel industry, also counts paper producers and road builders among its major customers. In recent years, the environmental-related uses for lime have been expanding, including use in flue gas desulfurization and the treatment of both waste and potable water.
     There is a continuing trend of consolidation in the lime and limestone industry. In addition to the consolidations, and often in conjunction with consolidations, many lime producers have undergone modernization and expansion projects to upgrade their processing equipment in an effort to improve their operating efficiency. The Company's current modernization and expansion projects should allow it to continue to be competitive in the future. In addition, the Company will continue to evaluate external opportunities for expansion.

     Environmental Matters. The Company's operations are subject to various federal, state and local environmental laws and regulations, including the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act and the Comprehensive Environmental Response, Compensation, and Liability Act, as well as the Toxic Substances Control Act. Management does not believe that any lack of compliance by the Company with applicable environmental laws would have a materially adverse effect on the Company. In part in response to requirements of environmental regulatory agencies, the Company incurred capital expenditures of approximately $117,000 in 1997 and $200,000 in 1996 on environmental compliance and is planning to incur approximately $100,000 in 1998 excluding major capital projects. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." In the judgment of management, forecastable expenditure requirements for the future are not of such dimension as to have a materially adverse effect on the Company's financial condition, results of operations, liquidity or competitive position. The Company's recurring costs associated with managing and disposing of potentially hazardous substances (such as fuels and lubricants used in operations) and maintaining pollution control equipment amounted to approximately $80,000 in 1997 and $100,000 in 1996. The Company has not been named as a potentially responsible party in any superfund cleanup site.

     Disposition of Assets. Effective June 21, 1997, Corson Lime Company, a wholly owned subsidiary of the Company, ceased operations and sold substantially all of its aggregate and lime assets for $8,231,000 in cash, including a $376,000 note collected in October 1997. The proceeds, net of expenses, generated by the sale were used to partially fund the Texas plant modernization and expansion project. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 7 of Notes to Consolidated Financial Statements for discussions regarding the disposition.

ITEM 2.     PROPERTIES.
            -----------
     Reference is made to Item 1 of this Report for a description of the properties of the Company, and such description is hereby incorporated by reference in answer to this Item 2. As discussed in Note 2 of Notes to Consolidated Financial Statements, plant facilities and mineral reserves are subject to encumbrances to secure the Company's loans.



ITEM 3.     LEGAL PROCEEDINGS.
            ------------------
     Information regarding legal proceedings is set forth in Note 6 of Notes to Consolidated Financial Statements and is hereby incorporated by reference in answer to this Item 3.



ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
            ----------------------------------------------------
     The Company did not submit any matters to a vote of security holders during the fourth quarter of 1997.



                                   PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.
         -------------------------------------------------------------
     The Company's Common Stock is quoted on the Nasdaq National Market under the symbol "USLM." As of March 10, 1998, the Company had 882 stockholders of record.
     As of December 31, 1997, 500,000 shares of $5.00 par value preferred stock were authorized, and none was issued.
     The high and low sales prices for the Company's Common Stock for the periods indicated, as well as dividends declared, were:

                             1997                          1996
                 ---------------------------   ---------------------------
                    Market Price    Dividends     Market Price    Dividends
                   Low       High   Declared     Low       High   Declared
                 -------   -------   ------    -------   -------   ------
First Quarter    $ 6 1/4   $ 9       $0.025    $ 8       $11 3/4   $0.025
Second Quarter   $ 6 5/8   $ 9 1/8   $0.025    $11 3/8   $14 3/4   $0.025
Third Quarter    $ 7 1/2   $ 9 1/4   $0.025    $ 8 3/4   $13 3/4   $0.025
Fourth Quarter   $ 6 5/8   $ 9 1/2   $0.025    $ 7 3/4   $ 9 1/4   $0.025

ITEM 6.     SELECTED FINANCIAL DATA.
            ------------------------
            (dollars in thousands, except per share amounts)

                                           Years Ended December 31,
                                  -------------------------------------------
                                   1997     1996     1995     1994     1993
                                  -------  -------  -------  -------  -------
Operating Results
  Revenues from
   continuing operations         $32,404   40,159   41,419   36,865   32,359
                                  =======  =======  =======  =======  =======
  Net income (loss)
    From continuing operations   $ 3,096 a  2,602    4,260    1,916 b   (441)
    From discontinued operations     -        -        -        -        480
                                  -------  -------  -------  -------  -------
                                 $ 3,096    2,602    4,260    1,916       39
                                  =======  =======  =======  =======  =======

Income (loss) per share of common stock
  Basic earnings per common share:
    From continuing operations   $  0.79     0.67     1.11     0.50    (0.11)
    From discontinued operations      -        -        -        -      0.12
                                  -------  -------  -------  -------  -------
                                 $  0.79     0.67     1.11     0.50     0.01
                                  =======  =======  =======  =======  =======

  Diluted earnings per common share:
    From continuing operations   $  0.78     0.66     1.11     0.50    (0.11)
    From discontinued operations      -        -        -        -      0.12
                                  -------  -------  -------  -------  -------
                                 $  0.78     0.66     1.11     0.50     0.01
                                  =======  =======  =======  =======  =======

                                              As of December 31,
                                  -------------------------------------------
                                   1997     1996     1995     1994     1993
                                  -------  -------  -------  -------  -------
  Total assets                   $33,520   31,319   29,793   27,397   29,937
  Long-term debt, excluding
    current installments         $ 2,167    3,238    4,381    6,225    9,622
  Stockholders' equity per
    outstanding share            $  6.11     5.40     4.89     3.86     3.32
  Cash dividends per share       $  0.10     0.10    0.075      -        -
  Employees at year-end              201      318      338      313      302

___________________________________
     a. Includes a loss on sale of Corson Lime Company assets of $405, net of related tax benefit ($506 gross), and the recognition of $2,300 in previously reserved deferred tax assets.

     b. Includes a gain of $372, net of related taxes ($425 gross), due to the expiration of certain potential post-closing obligations relating to the sale of Virginia Lime Company assets.

See "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
         ---------------------------------------------------------------


RESULTS OF OPERATIONS.
----------------------
     The following table sets forth selected financial information of the Company expressed as a percentage of revenues for the periods indicated:

                                                   Years Ended December 31,
                                              --------------------------------
                                               1997         1996         1995
                                              ------       ------       ------
Revenues                                       100 %        100 %        100 %

Cost of revenues
  Labor and other operating expenses           (73)         (71)         (67)
  Depreciation, depletion and amortization     (10)          (9)          (8)
                                              ------       ------       ------
    Gross profit                                17           20           25

Selling, general and administrative expenses   (14)         (11)         (12)
                                              ------       ------       ------
    Operating profit                             3            9           13

Other (deductions) income:
  Interest expense                              (1)          (1)          (2)
  Other, net                                     2           -             1
Federal and state income tax benefit (expense)   6           (2)          (2)
                                              ------       ------       ------

    Net income                                  10 %          6 %         10 %
                                              ======       ======       ======


                                1997  vs  1996

     Revenues decreased from $40,159,000 in 1996 to $32,404,000 in 1997, a decrease of $7,755,000 or 19.3%. This decrease was a result of a 17.9% decrease in sales volume, due to the sale of the Corson Lime Company assets in the second quarter of 1997 as well as a reduction in sales at the Arkansas plant, and a 1.4% decrease in sales prices. Excluding Corson, revenues decreased by $825,000, or 2.9%, from 1996, resulting from a 1.9% decrease in sales volume and 1.0% decrease in sales prices. The decreased sales volume at Arkansas was partially due to the loss of a large pulverized limestone customer in 1996 as well as the loss of certain quicklime customers due to an inability to meet customer demand and increased competition in the area.
     The Company's gross profit was $5,419,000 for 1997 compared to $7,883,000 for 1996, a 31.3%, or $2,464,000 decrease. The decrease was the result of a number of factors. The lower sales volume, particularly at Arkansas, reduced the gross profit as fixed costs, including increased depreciation expense, were absorbed by fewer units. The increased cost of fuel, particularly natural gas prices, impacted all three plants. Corson's continued operating and productivity problems up to the date of sale, as well as the $506,000 loss on the sale of its assets, also contributed to the reduction in gross profit.
     Selling, general and administrative ("SG&A") expenses increased from $4,359,000 in 1996 to $4,520,000 in 1997, a 3.7% increase. SG&A expenses increased as a percent of revenues to 13.9% in 1997, from 10.9% in 1996.
While SG&A expenses were reduced as a result of the sale of Corson's assets, SG&A was negatively impacted by a one-time severance payment due to a former employee under an employment agreement and additional professional consulting fees in 1997.
     Interest expense decreased by $195,000 in 1997 from 1996, due to lower debt outstanding and the capitalization of $85,000 in 1997 interest costs related to the modernization and expansion project at the Texas facility. Other, net, increased by $243,000 in 1997 from 1996. This increase is primarily due to increased interest income resulting from increased cash reserves, certain royalty income on stone sales from the Blum facility and the sale of certain surplus Texas assets.
     Income tax (benefit) expense was impacted by the reduction in the deferred tax asset valuation allowance which produced a corresponding income tax benefit of $2,300,000 recorded in the second quarter of 1997. See Note 3 of Notes to Consolidated Financial Statements.
     The Company's net income for 1997 increased $494,000, or 19.0%, from $2,602,000 ($0.67 basic earnings per share and $0.66 diluted) in 1996, to $3,096,000 ($0.79 basic earnings per share and $0.78 diluted). This increase is attributable principally to the 1997 recognition of $2,300,000 ($0.59 basic earnings per share and $0.58 diluted) in previously reserved deferred tax assets, but was partially offset by the reduction in gross profit which includes a $405,000, net of tax benefit ($0.10 basic and diluted earnings per share), loss on the sale of the Corson assets.



                                1996  vs  1995

     Revenues decreased from $41,419,000 in 1995 to $40,159,000 in 1996, a decrease of $1,260,000, or 3.0%. This decrease was a result of a 6.9% decrease in sales volume, which was partially offset by a 3.9% increase in sales prices. Sales volumes were down at all plants, with the largest percentage of reductions attributed to the Arkansas and Texas plants. The single largest reason for Arkansas' reduced sales volume was the loss of a large pulverized limestone customer in 1996. The increase in sales prices was attributed principally to the Texas plant.
     The Company's gross profit was $7,883,000 for 1996 compared to $10,543,000 for 1995, a 25.2% decrease. The decrease was the result of a number of factors. The lower sales volume reduced the gross profit as fixed costs, including greater depreciation expense, were absorbed by fewer units. The increased cost of fuel, particularly natural gas prices, impacted all three plants, but particularly the Corson plant. The Corson plant's continued operating and productivity problems accounted for approximately 50% of the reduction in gross profit. The 9% reduction in sales volume at the Arkansas plant also contributed to the decrease in gross profit.
     SG&A expenses decreased from $4,881,000 in 1995 to $4,359,000 in 1996, a 10.7% decrease. SG&A expenses declined as a percent of revenues to 10.9% in 1996, from 11.8% in 1995. The reduction in SG&A was primarily the result of lower bonus payments, professional fees and insurance costs.

     Interest expense decreased by $160,000 in 1996 from 1995, primarily due to lower debt outstanding.
     The Company's net income for 1996 decreased $1,658,000, or 38.9%, from $4,260,000 ($1.11 basic and diluted earnings per share) in 1995, to $2,602,000 ($0.67 basic earnings per share and $0.66 diluted), principally due to the decrease in gross profit.


FINANCIAL CONDITION.
--------------------
     Liquidity and Capital Resources. The Company's financial condition is reflected by the following key financial measurements (dollars in thousands):

                                                     December 31,
                                         ------------------------------------
                                           1997          1996          1995
                                         --------      --------      --------
          Total bank debt               $  3,238         4,381         5,524
          Ratio of total bank debt
            to total capitalization          .12           .17           .23
          Ratio of total liabilities to
            stockholders' equity             .39           .48           .59
          Working capital               $  2,421         5,439         6,156
          Current ratio                     1.34          1.88          2.01

     In 1997, cash flow from operations was $7,264,000, an increase of $214,000, or 3.0%, from 1996. In 1997, this cash flow, in conjunction with the proceeds of the sale of the Corson assets, fully funded the Company's capital expenditure program and reduced the Company's bank debt by $1,143,000.
     The Company has a financing agreement with a commercial bank. The agreement, as amended and restated in December 1997, provides for a $15,000,000 five-year secured term loan with monthly principal repayments of $179,000 beginning no later than July 1998 and maturing in June 2003. From January 1998 through June 1998, interest only payments are required. This facility is secured by substantially all of the Company's property, plant and equipment. The agreement also provides for a $4,000,000 unsecured revolving credit facility which matures in December 1999. Both loans bear interest at the bank's prime rate but may, at the option of the Company, be converted into LIBOR-based loans that bear interest at LIBOR plus 1.65% for the term loan and LIBOR plus 1.5% for the revolving credit facility. The agreement also allows the Company to convert all or a portion of the outstanding loans to a fixed rate loan by establishing a fixed rate with the bank or through the use of interest rate protection agreements with the bank. Fixed interest rates will be quoted by the bank at the time of the request and will be based upon then-current market conditions. The terms of the agreement contain, among other provisions, requirements for maintaining a defined net worth and certain financial ratios. The covenants also restrict incurrance of debt, liens and lease obligations, mergers, and consolidations and acquisitions of assets.
     As part of the same amended and restated loan agreement, the Company negotiated a $25,000,000 secured line of credit to provide temporary financing for capital expenditures and acquisitions until such time as permanent financing can be arranged. Any borrowings under this facility would be at the bank's prime rate or, at the discretion of the Company, may be converted into a LIBOR-based loan bearing interest at LIBOR plus 2%. The capital expenditure and acquisition line of credit is available, if not extended, through September 1998 and is subject to approval by the bank.
     Capital expenditures for 1997 totaled $11,872,000 compared to $6,121,000 in 1996. Of the 1997 expenditures, approximately $6,720,000 were related to the modernization and expansion project at the Texas facility. Excluding expenditures for major modernization and expansion projects, the Company expects to spend $2,000,000 to $3,000,000 per year over the next several years. These expenditures are considered normal recurring maintenance and re-equipping projects at the plant facilities to improve efficiency and reduce costs, to effect environmental improvements and to ensure that capacity is in place to meet market demand.
     In addition to the above recurring capital expenditures, the Company is currently undertaking a major modernization and expansion project at the Texas facility and has approved a similar project for the Arkansas facility. The Texas project includes the installation of a new stone crushing and handling system, the addition of a preheater to one of the existing kilns, additional storage, screening and shipping capacity, and a new support building which will house a laboratory and administrative and shop facilities.
     The Texas improvements should allow the Company to better serve its customers by improving both quality and service. With the improvements, the Company expects to be in a better position to compete for customers who currently cannot use the Company's lime in their processes. The stone crushing system will significantly reduce the amount of fines (undersized pebbles and dust) generated by the existing system, thereby increasing yields while providing a more consistently sized stone for the kiln feed system which will increase production yield and improve fuel efficiency. The new stone handling system will significantly reduce trucking and labor costs in the quarry, as well as improve the reliability of the feed systems to both the kilns and the ground calcium carbonate systems. The additional storage will improve both kiln utilization and the plant's ability to meet peak customer demand. The storage, screening and load-out facilities will also substantially reduce the amount of time required for the loading of bulk quicklime trucks. The preheater addition to a current kiln along with the improvement in the crushing system will reduce fuel consumption and will also increase the plant's quicklime capacity by approximately 25%. These improvements will result in lower operating costs and in a more efficient utilization of the work force. The cost of the Texas modernization and expansion project is expected to be approximately $22,000,000. Although delays or changes in the cost of the project could occur due to inclement weather, changes in the design or cost overruns, none is anticipated at this time. This project is being financed through a combination of internally generated funds from operations, the proceeds from the sale of the Corson assets and the previously discussed banking facilities.
     The Texas project is being constructed in phases and significant progress has been made. The new support building has been completed and the stone crushing and handling system should be completed by the second quarter of 1998. The storage, screening and loadout improvements as well as the preheater should be complete by the fourth quarter of 1998. The Company has secured all the necessary permits for construction, with the exception of the permit for the preheater addition which is in the final stages of the approval process. Although delays in the final approval for the construction of the preheater could occur, none is expected.
     The Arkansas improvements will be constructed in two phases. The first phase, scheduled for completion in 1999, includes the addition of a new 1,200-ton per day rotary kiln, a new stone crushing and handling system, and new lime and ground calcium carbonate storage and loadout facilities. The second phase of the project includes a new hydrator, a rock transportation system and additional lime storage facilities. The second phase of the project is currently scheduled for completion in 2002. However, significant increases in product sales could result in an earlier implementation of the second phase of the plan. Kiln system design and permit applications are currently being finalized and bid proposals have been requested for key components of the project. The preliminary cost estimates for the project phases are approximately $27,000,000 and $5,000,000, respectively. The project is contingent upon satisfactory permitting from the various regulatory agencies. The Company expects to finance this project through a combination of internally generated funds from operations and/or alternative sources of financing.
     The Arkansas improvements should allow the Company to better serve its customers by improving both quality and service while increasing the production capacity of quicklime and hydrated lime. With the improvements, the Company expects to be in a better position to compete for customers who currently cannot use the Company's lime in their processes due to insufficient production capacity at the plant or quality constraints. The new rotary kiln will have lower operating costs and a greater capacity than the six shaft kilns currently in use. In addition to increasing capacity, this kiln will also be able to consistently produce high-quality lime for use by certain manufacturing customers who currently do not buy lime from the Arkansas facility. The new stone crushing system will allow the Company to increase quarry capacity and produce aggregate products with materials that are not suitable for the production of lime. This system will be designed to produce the appropriate size feed for the rotary kiln and will increase handling and transport capacity while significantly reducing labor requirements. The new hydrator will increase capacity and produce hydrated lime more efficiently than the current systems. The storage, screening and load-out facilities will also substantially reduce the amount of time required for the loading of bulk quicklime trucks and railcars. The planned modernization and expansion project will increase both production and shipping capacity, will lower operating costs and will allow for a more efficient utilization of the work force.
     The Company is not contractually committed to any planned capital expenditures until actual orders are placed for equipment. As of February 28, 1998, the Company's liability for open equipment and construction orders, all of which were related to the Texas modernization and expansion project, totaled approximately $2,300,000. This amount, as well as other future billings related to the Texas modernization and expansion project, will be recorded as work is performed and billed to the Company.
     As of March 17, 1998, the Company had approximately $8,140,000 in long-term debt outstanding under the amended and restated term loan, up from the $3,238,000 at December 31, 1997. The additional borrowings in 1998 have been used to fund the modernization and expansion project at the Texas facility.

     Environmental Matters. The Company's operations are subject to various environmental laws and regulations. In part in response to requirements of environmental regulatory agencies, the Company incurred capital expenditures of approximately $117,000 in 1997 and $200,000 in 1996. In the judgment of management, forecastable environmental expenditure requirements for the future are not of such dimension as to have a materially adverse effect on the Company's financial condition, results of operations, liquidity or competitive position. See "Business--Environmental Matters."

     Year 2000 Compliance. The Company has conducted a review of its computer systems to identify the systems that could be affected by the year 2000 issue and is developing an implementation plan to resolve the issue. The Company presently believes that, with modifications to existing software in conjunction with conversion to new year 2000 compliant software, the year 2000 problem will not pose significant operational problems for the Company's computer systems. The Company believes that the costs associated with ensuring year 2000 compliance will not materially affect the Company's future operating results or financial condition.



ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
             -----------------------------------------------------------


                                NOT APPLICABLE

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
            --------------------------------------------


     Index to Consolidated Financial Statements.
     -------------------------------------------

     Report of Independent Auditors                                       F1

     Consolidated Financial Statements:
         Consolidated Balance Sheets as of December 31, 1997 and 1996     F2

         Consolidated Statements of Income for the Years Ended
           December 31, 1997, 1996 and 1995                               F4

         Consolidated Statements of Stockholders' Equity for
           the Years Ended December 31, 1997, 1996 and 1995               F5

         Consolidated Statements of Cash Flows for the Years
           Ended December 31, 1997, 1996 and 1995                         F6

         Notes to Consolidated Financial Statements                       F7

                        REPORT OF INDEPENDENT AUDITORS





The Board of Directors and Stockholders
United States Lime & Minerals, Inc.


We have audited the consolidated balance sheets of United States Lime & Minerals, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997.
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of United States Lime & Minerals, Inc. and subsidiaries at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



                                                  ERNST & YOUNG LLP


Dallas, Texas
January 30, 1998





                                    -F1-

             UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES




                         Consolidated Balance Sheets
                            (dollars in thousands)

                                                             December 31,
                                                        ----------------------
            ASSETS                             Notes      1997          1996
                                              -------   --------      --------
  Current assets:
    Cash and cash equivalents                          $  2,787         1,000
    Trade receivables, net                       1        3,624         5,152
    Inventories                                  1        3,001         5,054
    Prepaid expenses and other assets                       111           434
                                                        --------      --------
      Total current assets                                9,523        11,640





  Property, plant and equipment, at cost:        1
    Land                                                  2,764         2,338
    Building and building improvements                      736         2,073
    Machinery and equipment                              47,631        53,816
    Furniture and fixtures                                  556           753
    Automotive equipment                                    615           805
                                                        --------      --------
                                                         52,302        59,785
    Less accumulated depreciation                       (30,896)      (41,045)
                                                        --------      --------
      Property, plant and equipment, net                 21,406        18,740


  Deferred tax assets, net                       3        2,537           -
  Other assets, net                             1, 4         54           939
                                                        --------      --------

      Total assets                                     $ 33,520        31,319
                                                        ========      ========




          See accompanying notes to consolidated financial statements






                                    -F2-

             UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

                            (dollars in thousands)

                                                             December 31,
         LIABILITIES AND                                ----------------------
       STOCKHOLDERS' EQUITY                    Notes      1997          1996
                                              -------   --------      --------
  Current liabilities:
    Current installments of long-term debt       2     $  1,071         1,143
    Accounts payable - trade                              4,437         3,117
    Accrued expenses:
      Salaries and wages                                    447           238
      Insurance costs                                       461           228
      Other expenses                                        686         1,475
                                                        --------      --------
        Total current liabilities                         7,102         6,201
  Long-term debt, excluding current installments 2        2,167         3,238
  Other liabilities                              4          101           714
                                                        --------      --------
      Total liabilities                                   9,370        10,153


  Commitments and contingencies                  6          -             -


  Stockholders' equity:                         2, 4
    Preferred stock, $5 par value;
      authorized 500,000 shares; none issued                -             -
    Common stock, $0.10 par value; authorized
      15,000,000 shares; issued 5,294,065 shares            529           529
    Additional paid-in capital                           15,135        15,311
    Retained earnings                                    22,729        19,888
    Less treasury stock at cost; 1,342,212 shares
      and 1,372,212 shares of common stock              (14,243)      (14,562)
                                                        --------      --------
        Total stockholders' equity                       24,150        21,166
                                                        --------      --------
      Total liabilities and stockholders' equity       $ 33,520        31,319
                                                        ========      ========




          See accompanying notes to consolidated financial statements






                                    -F3-

             UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES




                      Consolidated Statements of Income
               (dollars in thousands, except per share amounts)

                                                    Years Ended December 31,
                                                  ----------------------------
                                          Notes     1997      1996      1995
                                         -------  --------  --------  --------
Revenues                                         $ 32,404    40,159    41,419
Cost of revenues:
  Labor and other operating expenses               23,548    28,684    27,679
  Depreciation, depletion and amortization          3,437     3,592     3,197
                                                  --------  --------  --------
                                                   26,985    32,276    30,876
                                                  --------  --------  --------
    Gross profit                                    5,419     7,883    10,543


Selling, general and administrative expenses        4,520     4,359     4,881
                                                  --------  --------  --------
    Operating profit                                  899     3,524     5,662


Other deductions (income):
  Interest expense                          2         368       563       723
  Loss (gain) on sale of assets, net                   14       (21)     (127)
  Other, net                                         (477)     (234)     (216)
                                                  --------  --------  --------
                                                      (95)      308       380
                                                  --------  --------  --------
    Income before taxes                               994     3,216     5,282

Income tax (benefit) expense, net           3      (2,102)      614     1,022
                                                  --------  --------  --------
    Net income                                   $  3,096     2,602     4,260
                                                  ========  ========  ========


Income per share of common stock:          1, 8
  Basic earnings per common share                $   0.79      0.67      1.11
                                                  ========  ========  ========
  Diluted earnings per common share              $   0.78      0.66      1.11
                                                  ========  ========  ========

         See accompanying notes to consolidated financial statements






                                    -F4-

             UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

                Consolidated Statements of Stockholders' Equity
                            (dollars in thousands)


                Years Ended December 31, 1997, 1996, and 1995

                              Common Stock
                            ----------------  Addt'l
                              Shares         Paid-In Retained Treasury
                            Outstanding Amt. Capital Earnings   Stock   Total
                            ----------- ---- ------- -------- -------- -------
Balances at January 1, 1995  3,836,063  $529  15,848  13,897  (15,472) 14,802

  Common stock dividends         -        -      -      (286)     -      (286)

  Adjustments to reflect minimum
    pension liability (Note 4)   -        -      -       (27)     -       (27)

  Net income                     -        -      -     4,260      -     4,260
                              --------- ---- ------- -------- -------- -------
Balances at December 31, 1995 3,836,063 $529  15,848  17,844  (15,472) 18,749

  Stock options exercised        85,790   -     (537)    -        910     373

  Common stock dividends         -        -      -      (389)     -      (389)

  Adjustments to reflect minimum
    pension liability (Note 4)   -        -      -      (169)     -      (169)

  Net income                     -        -      -     2,602      -     2,602
                              --------- ---- ------- -------- -------- -------
Balances at December 31, 1996 3,921,853 $529  15,311  19,888  (14,562) 21,166

  Stock options exercised        30,000   -     (176)    -        319     143

  Common stock dividends         -        -      -      (394)     -      (394)

  Adjustments to reflect minimum
    pension liability (Note 4)   -        -      -       139      -       139

  Net income                     -        -      -     3,096      -     3,096
                              --------- ---- ------- -------- -------- -------
Balances at December 31, 1997 3,951,853 $529  15,135  22,729  (14,243) 24,150
                              ========= ==== ======= ======== ======== =======

         See accompanying notes to consolidated financial statements





                                    -F5-

             UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                            (dollars in thousands)

                                                    Years Ended December 31,
                                                  ----------------------------
                                                    1997      1996      1995
                                                  --------  --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                     $  3,096     2,602     4,260
  Adjustments to reconcile net income
    to net cash provided by operations:
      Depreciation, depletion and amortization      3,503     3,757     3,354
      Amortization of financing costs                  50       101       139
      Increase in deferred income tax benefit      (2,537)      -         -
      Loss (gain) on sale of assets                    14       (21)     (127)
      Loss on sale of Corson Lime Company assets      506       -         -
      Changes in assets and liabilities:
        (Increase)/decrease in trade receivables    1,528       357       493
        (Increase)/decrease in inventories            332       278      (562)
        (Increase)/decrease in prepaid expenses       (19)     (200)       86
        (Increase)/decrease in other assets           292        93        34
        Increase/(decrease) in accounts payable
          and accrued expenses                        973       121       408
        Increase/(decrease) in other liabilities     (474)      (38)     (142)
                                                  --------  --------  --------
  Total adjustments                                 4,168     4,448     3,683
                                                  --------  --------  --------
    Net cash provided by operations              $  7,264     7,050     7,943

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Purchase of property, plant and equipment      $(11,872)   (6,121)   (4,851)
  Proceeds from sale of Corson Lime Company
    assets, net of expenses                         7,745       -         -
  Proceeds from sales of
    property, plant and equipment                      44        69       176
                                                  --------  --------  --------
    Net cash used in investing activities        $ (4,083)   (6,052)   (4,675)

CASH FLOWS USED IN FINANCING ACTIVITIES:
  Proceeds from exercise of stock options        $    143       373       -
  Payment of common stock dividends                  (394)     (389)     (286)
  Proceeds from borrowings                          2,900       800     2,200
  Repayments of debt                               (4,043)   (1,943)   (4,044)
                                                  --------  --------  --------
    Net cash used in financing activities        $ (1,394)   (1,159)   (2,130)
                                                  --------  --------  --------
    Net increase (decrease) in cash and
      cash equivalents                              1,787      (161)    1,138
Cash and cash equivalents at beginning of period    1,000     1,161        23
                                                  --------  --------  --------
Cash and cash equivalents at end of period       $  2,787     1,000     1,161
                                                  ========  ========  ========

          See accompanying notes to consolidated financial statements

                                    -F6-

             UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements
               (dollars in thousands, except per share amounts)

                 Years Ended December 31, 1997, 1996 and 1995


(1)  Summary of Significant Accounting Policies
     ------------------------------------------
     (a) Organization
         The Company is a manufacturer of lime and limestone products supplying primarily the steel, paper, agriculture, municipal sanitation and water treatment and construction industries. The Company is headquartered in Dallas, Texas and operates lime and aggregate plants in Arkansas and Texas through its wholly owned subsidiaries, Arkansas Lime Company and Texas Lime Company, respectively. Through June 21, 1997, the Company also operated in Pennsylvania through a wholly owned subsidiary, Corson Lime Company (see Note 7 of Notes to Consolidated Financial Statements).

     (b) Principles of Consolidation
         The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany balances and transactions have been eliminated.

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

         Supplemental cash flow information is presented below:

                                                         1997   1996   1995
             Cash paid during the period for:            ----   ----   ----
                Interest (net of amounts capitalized)  $  321    450    597
                                                         ====   ====   ====
                Income taxes                           $  654    902    789
                                                         ====   ====   ====

     (e) Trade Receivables
         Trade receivables are presented net of the related allowance for doubtful accounts, which totaled $80 and $71 at December 31, 1997 and 1996, respectively.





                                    -F7-

             UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements
               (dollars in thousands, except per share amounts)


     (f) Inventories
         Inventories are valued principally at the lower of cost or market determined using the average cost method. Such costs include materials, labor and production overhead.

         A summary of inventories is as follows:

                                                        December 31,
                                                     ------------------
                                                      1997       1996
               Lime and limestone inventories:       -------    -------
                  Raw materials                     $   624        860
                  Finished goods                        844      2,190
                                                     -------    -------
                                                      1,468      3,050
               Service parts inventories              1,533      2,004
                                                     -------    -------
                                                    $ 3,001      5,054
                                                     =======    =======

     (g) Property, Plant and Equipment
         For constructed assets, the capitalized cost includes the cash price paid by the Company for labor and materials plus interest and project management costs that are directly related to the constructed assets. Total interest costs of $85 were capitalized for the year ended December 31, 1997. No interest was capitalized in 1996 or 1995. Depreciation of property, plant and equipment is being provided for by the straight-line and declining-balance methods over estimated useful lives as follows:

               Buildings and building improvements         3 - 40 years
               Machinery and equipment                     3 - 20 years
               Furniture and fixtures                      3 - 10 years
               Automotive equipment                        3 -  8 years

         Maintenance and repairs are charged to expense as incurred; renewals and betterments are capitalized. When units of property are retired or otherwise disposed of, their cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is credited or charged to income.

         The Company reviews its long-term assets for impairment in accordance with the guidelines of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"). SFAS 121 requires that when changes in circumstances indicate that the carrying amount of an asset may not be recoverable, the Company should determine if impairment of value exists. Impairment is measured as the amount by which the carrying amount of the asset exceeds the expected future undiscounted cash flows from the use and eventual disposal of the assets under review. Any write-downs are treated as a permanent reduction in the carrying value of the assets.

                                    -F8-

             UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements
               (dollars in thousands, except per share amounts)

     (h) Other Assets
         Other assets consist of the following:

                                                     December 31,
                                                    --------------
                                                    1997      1996
                                                    ----      ----
               Assets held for sale               $   -         33
               Deferred stripping costs               -        717
               Intangible asset, pension              -        138
               Deferred financing costs               54        51
                                                    ----      ----
                                                   $  54       939
                                                    ====      ====

         It is the Company's policy to make available for sale assets considered excess and no longer necessary for operations. The carrying values of such assets are periodically reviewed and adjusted downward to market, when appropriate.

         The deferred stripping costs, all of which were related to Corson Lime Company ("Corson"), were amortized by the unit-of-production method based on the estimated recoverable reserves in the underlying area. The deferred stripping costs were written-off in 1997 in conjunction with the sale of the Corson assets. See Note 7 of Notes to Consolidated Financial Statements.

         Deferred financing costs are expensed over the shorter of the life of the debt or expected life of the loan using the straight-line method.

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

     (j) Stock Options
         The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), in accounting for its employee stock options. Under APB 25, if the exercise price of an employee's stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized. The Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), in 1996. SFAS 123 requires companies that elect to continue applying the provisions of APB 25 to provide pro forma disclosures for employee stock compensation awards as if the fair-value-based method defined in SFAS 123 had been applied. See Note 5 of Notes to Consolidated Financial Statements.
                                    -F9-

             UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements
               (dollars in thousands, except per share amounts)

     (k) Earnings Per Share of Common Stock
         Effective December 31, 1997, Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), was implemented by the Company. SFAS 128 requires the presentation of basic and diluted earnings per share for all periods presented. As such, earnings per share for prior years have been recalculated and are presented in accordance with the guidelines of SFAS 128. See Note 8 of Note to Consolidated Financial Statements.

     (l) Reclassifications
         Certain previously reported amounts have been reclassified to conform with the current presentation.



(2)  Long-Term Debt
     --------------
     The Company has a financing agreement with a commercial bank. The agreement, as amended and restated in December 1997, provides for a $15,000 five-year secured term loan with monthly principal repayments of $179 beginning no later than July 1998 and maturing in June 2003. From January 1998 through June 1998, interest only payments are required.
     This facility is secured by substantially all of the Company's property, plant and equipment. The agreement also provides for a $4,000 unsecured revolving credit facility which matures in December 1999. Both loans bear interest at the bank's prime rate but may, at the option of the Company, be converted into LIBOR-based loans that bear interest at LIBOR plus 1.65% for the term loan and LIBOR plus 1.5% for the revolving credit facility. The agreement also allows the Company to convert all or a portion of the outstanding loans to a fixed rate loan by establishing a fixed rate with the bank or through the use of interest rate protection agreements with the bank. Fixed interest rates will be quoted by the bank at the time of the request and will be based upon then-current market conditions. The terms of the agreement contain, among other provisions, requirements for maintaining a defined net worth and certain financial ratios. The covenants also restrict incurrance of debt, liens and lease obligations, mergers, and consolidations and acquisitions of assets.

     As part of the same amended and restated agreement, the Company negotiated a $25,000 secured line of credit to provide temporary financing for capital expenditures and acquisitions until such time as permanent financing can be arranged. Any borrowings under this facility would be at the bank's prime rate or, at the discretion of the Company, may be converted into a LIBOR-based loan bearing interest at LIBOR plus 2%. The capital expenditure and acquisition line of credit is available, if not extended, through September 1998 and is subject to approval by the bank.




                                    -F10-

             UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements
               (dollars in thousands, except per share amounts)


     A summary of long-term debt is as follows:

                                                            December 31,
                                                          -----------------
                                                           1997      1996
                                                          -------   -------
        Term loan                                        $ 3,238     4,381
        Revolving credit facility                            -         -
                                                          -------   -------
            Subtotal                                       3,238     4,381
        Less current installments                          1,071     1,143
                                                          -------   -------
        Long-term debt, excluding current installments   $ 2,167     3,238
                                                          =======   =======

     Amounts payable on the $3,238 of long-term debt outstanding as of December 31, 1997 to be paid in 1998 and thereafter are: 1998, $1,071; 1999, $2,143; 2000, $24. Additional amounts the Company will draw under the amended and restated loan agreement will be paid out in accordance with the description above and are not included in this payment schedule.

     The carrying amount of the Company's long-term debt approximates its fair value.



(3)  Income Taxes
     ------------
     Income tax (benefit) expense for the years ended December 31, 1997, 1996 and 1995 was as follows:

                                                 1997       1996       1995
                                                -------    -------    -------
        Current income tax expense            $    435        614      1,022
        Deferred income tax benefit               (237)       -          -
                                                -------    -------    -------
        Income tax expense                         198        614      1,022
        Recognition of previously reserved
          deferred tax assets                   (2,300)       -          -
                                                -------    -------    -------
        Income tax (benefit) expense, net     $ (2,102)       614      1,022
                                                =======    =======    =======


                                   -F11-

             UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements
               (dollars in thousands, except per share amounts)

     A reconciliation of income taxes computed at the federal statutory rate to income tax (benefit) expense for the years ended December 31, 1997, 1996 and 1995 is as follows:

                                    1997            1996            1995
                               --------------  --------------  ---------------
                                      Percent         Percent         Percent
                                     of pretax       of pretax       of pretax
                               Amount  income  Amount  income  Amount  income
                               ------ -------  ------ -------  ------ --------
  Income taxes computed at
   the federal statutory rate $  338    34.0%   1,093   34.0%   1,796   34.0%
  Increase (reductions) in
   taxes resulting from:
    Recognition of previously
     reserved deferred
     tax assets               (2,300) (231.4)     -      -        -      -
    General business credit
     carryforwards               -       -       (162)  (5.0)    (248)  (4.6)
    Statutory depletion in
     excess of cost depletion   (431)  (43.4)    (415) (12.9)    (612) (11.6)
    State income taxes, net of
     federal income tax benefit  191    19.2      131    4.0      176    3.3
    Other                        100    10.1      (33)  (1.0)     (90)  (1.7)
                               ------ -------  ------ -------  ------ -------
  Income tax (benefit)
   expense, net              $(2,102) (211.5)%    614   19.1%   1,022   19.4%
                              ======= =======  ====== =======  ====== =======

     As reported in the Company's consolidated financial statements and notes contained in its Form 10-K for the year ended December 31, 1996, the Company had deferred tax assets which were previously fully reserved by a valuation allowance in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). The unrecognized deferred tax assets related primarily to net operating loss carryforwards, general business credit carryforwards and alternative minimum tax credit carryforwards.

     Generally, the provisions of SFAS 109 require deferred tax assets to be reduced by a valuation allowance if, based on the weight of available evidence, it is "more likely" than not that some portion or all of the deferred tax assets will not be realized. SFAS 109 requires an assessment of all available evidence, both positive and negative, to determine the amount of any required valuation allowance. No benefit was given to the deferred tax assets at December 31, 1996 due to uncertainties related to their utilization.

     As a result of the sale of the Corson assets (see Note 7 of Notes to Consolidated Financial Statements), the Company reviewed the deferred tax assets and concluded that the uncertainties as to their realization had been favorably resolved, in that the net operating loss carryforwards and


                                   -F12-

             UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements
               (dollars in thousands, except per share amounts)

     the general business credit carryforwards are expected to be fully utilized. The Company's future taxable income, enhanced by the sale of the Corson assets, indicates future utilization of the alternative minimum tax credit carryforwards in the upcoming years. The post-Corson sale assessment as to the ultimate realization of the deferred tax assets indicates that it is more likely than not that the deferred tax assets will be realized.

     As a result, the Company reduced the deferred tax assets' valuation allowance in the second quarter of 1997 by $2,300, recording the deferred tax assets and recognizing that amount in federal and state income tax (benefit) expense, net .

     At December 31, 1997, the Company had deferred tax liabilities of $629 and deferred tax assets of $3,166. The principal temporary difference related to the deferred tax liabilities was depreciation ($344). The principal temporary differences related to the deferred tax assets were the tax benefit of net operating loss ("NOL") carryforwards ($279) and alternative minimum tax credit carryforwards ($2,777).

     At December 31, 1996, the Company had deferred tax liabilities of $555, deferred tax assets of $3,657 and a valuation allowance of $3,102. The principal temporary difference related to the deferred tax liabilities was depreciation ($555). The principal temporary differences related to the deferred tax assets were the tax benefit of NOL carryforwards ($109) and alternative minimum tax credit carryforwards ($2,593).

     Included in deferred tax assets were the tax benefit of NOL carryforwards for tax purposes of $279, which, if unused, will expire from 2008 through 2012. Also included were general business credits of $55 that are available to reduce the Company's federal income tax, which, if unused, expire in 2001.


(4)  Employee Retirement Plans
     -------------------------
     The Company has a noncontributory defined benefit pension plan covering substantially all union employees previously employed by its wholly-owned subsidiary, Corson. Benefits for the Corson Lime Union Pension Plan (the "Corson Plan") are based on certain multiples of years of service. In June 1997, the Company sold substantially all of the assets of Corson to an unrelated third party. In connection with the sale of the assets, the Board of Directors resolved that all active participants in the Corson Plan as of July 31, 1997 shall be fully vested and that no employee shall be admitted to the Corson Plan after July 31, 1997. The Board of Directors further resolved that all benefit accruals under the Corson Plan shall cease as of July 31, 1997. There is no material impact on the net assets of the Corson Plan as of December 31, 1997 as a result of the freezing of the Plan.

     In conjunction with the freezing of the Corson Plan, the Company determined that it was in its best interest to fully fund the Corson Plan
                                   -F13-

             UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements
               (dollars in thousands, except per share amounts)

     so as to minimize any future impact on the Company's results of operations. The 1997 contributions were intended to provide for all benefits earned for the participants' vested benefits under the Corson Plan. The Company funded pension costs of $607 for 1997, $162 for 1996 and $127 for 1995.

     A summary of the funding status of the Corson Plan and the amounts recognized in the consolidated balance sheets is as follows:

                                                                December 31,
                                                              ----------------
                                                               1997     1996
                                                              -------  -------
     Actuarial present value of accumulated benefit obligation:
         Vested                                              $ 1,480    1,417
         Non-vested                                              -         13
                                                              -------  -------
     Total                                                   $ 1,480    1,430
                                                              =======  =======
     Projected benefit obligation                            $(1,480)  (1,430)
     Plan assets at fair value, primarily listed
          securities and short-term investments                1,488      776
                                                              -------  -------
     Projected benefit obligation in excess of plan assets       -       (654)
     Plan assets in excess of projected benefit obligation         8      -
     Unrecognized net loss from past experience
          different from that assumed                            345      426
     Unrecognized net obligation at transition, being
          recognized over 15 years                               -          8
     Prior service cost not yet recognized in net
          periodic pension cost                                  -        131
     Adjustments to recognize minimum liability                 (353)    (565)
                                                              -------  -------
     Liability recognized in the consolidated balance sheets $   -       (654)
                                                              =======  =======

     A summary of the components of net periodic pension expense for the Corson Plan follows:

                                                      Years Ended December 31,
                                                      ------------------------
                                                        1997    1996    1995
                                                       ------  ------  ------
     Service cost - benefits earned during the period  $  21      40      41
     Interest cost on projected benefit obligations      116     108     100
     Actual return on plan assets                       (168)    117     (32)
     Liability deferred for later recognition, net        64    (186)    (33)
     Amortization of unrecognized net liability           11      11      10
     Amortization of unrecognized prior service cost      13      25      23
                                                       ------  ------  ------
       Net periodic pension expense                    $  57     115     109
                                                       ======  ======  ======
     Significant assumptions used in determination of
       pension expense consist of the following:
         Discount rate                                    8%      8%      8%
         Long-term rate of return on plan assets          9%      9%      9%

                                   -F14-

             UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements
               (dollars in thousands, except per share amounts)

     The Company also has a contributory retirement (401(k)) savings plan for nonunion employees. The Company contributions to the plan were $46 during 1997, $61 during 1996 and $58 during 1995. The Company has a contributory retirement (401(k)) savings plan for union employees of Texas Lime Company. The Company contributions to this plan were $13 in 1997, $14 in 1996 and $12 in 1995.


     In December 1986, the Company purchased 1,550,000 shares of its outstanding common stock, accounted for as treasury stock in the consolidated balance sheets, for $10.50 per share. Subsequent to that purchase, 300,000 shares, after stock split, were sold to the Employee Stock Ownership Plan ("ESOP") for $8.20 per share. The ESOP covers substantially all full-time nonunion employees and is designed to invest primarily in the Company's common stock. Contributions to the ESOP are currently made at the option of the Company. The Company did not make a contribution during 1997, 1996 or 1995.


(5)  Stock Option Plan
     -----------------
     The Company has a stock option plan under which options for shares of common stock may be granted to key employees. The options expire ten years from the date of grant and generally become exercisable after the expiration of one year from the grant date. As of December 31, 1997, 70,000 shares were available for future grant under this plan.

     A summary of the Company's stock option activity and related information for the years ended December 31, 1997, 1996 and 1995 is as follows:

                                      1997           1996           1995
                                 -------------  -------------  -------------
                                        Weighted       Weighted       Weighted
                                        Average        Average        Average
                                        Exercise       Exercise       Exercise
                                 Options Price  Options Price  Options Price
                                 ------- -----  ------- -----  ------- -----
Outstanding at beginning of year 252,210 $6.83  355,000 $6.34  215,000 $4.77
   Granted                          -      -       -      -    160,000  8.25
   Exercised                     (30,000) 4.75  (92,790) 4.80     -      -
   Forfeited                     (35,000) 8.25  (10,000) 8.25  (20,000) 4.75
                                 ------- -----  ------- -----  ------- -----
Outstanding at end of year       187,210  6.90  252,210  6.83  355,000  6.34
                                 ======= =====  ======= =====  ======= =====
Exercisable at end of year       187,210  6.90  252,210  6.83  195,000  4.78
                                 ======= =====  ======= =====  ======= =====
Weighted average fair value of
   options granted during the year       $ -            $ -            $2.15
                                         =====          =====          =====
Weighted average remaining
   contractual life in years              7.12           8.13
                                         =====          =====

                                   -F15-

     SFAS 123 requires the disclosure of pro forma net income and income per share of common stock information computed as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair-value-based method set forth in SFAS 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions for the 1995 grant: a risk-free interest rate of 6%; a dividend yield of 2%; and a volatility factor of 0.34. In addition, the fair value of these options was estimated based on an expected life of three years.

     The Black-Scholes options valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. In addition, because SFAS 123 is applicable only to options granted subsequent to December 31, 1994, the pro forma information does not reflect the pro forma effect of all previous stock option grants of the Company, and thus the pro forma information is not necessarily indicative of future amounts.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the expected life of the options.

     The Company's pro forma information follows:

                                             1997     1996     1995
                                            -------  -------  -------
          Pro forma net income             $ 3,035    2,495    4,246
          Pro forma earnings per share:
             Basic earnings per share      $  0.77     0.64     1.11
             Diluted earnings per share    $  0.77     0.63     1.10


(6)  Commitments and Contingencies
     -----------------------------
     The Company leases some of the equipment used in its operations. Generally, the leases are for periods varying from one to five years and are renewable at the option of the Company. Total rent expense was $280 for 1997, $75 for 1996 and $232 for 1995. As of December 31, 1997,
     future minimum payments under noncancelable operating leases are as follows: 1998, $75; and 1999, $36.

     The Company has placed purchase orders for certain pieces of constructed equipment related to the Texas plant's modernization and expansion project. Under the terms of the construction agreements, the Company receives periodic billings for work performed to date. As of December 31, 1997, approximately $6,700 of billings related to the Texas project had been received and paid by the Company. As of December 31, 1997, the Company's liability for open equipment and construction orders, all of which were related to the Texas modernization and expansion project,
                                   -F16-

             UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements
               (dollars in thousands, except per share amounts)

     totaled approximately $2,500. This amount, as well as other future billings related to the Texas and Arkansas modernization and expansion project, will be recorded as work is performed and billed to the Company.

     The Company is party to lawsuits and claims arising in the normal course of business, none of which, in the opinion of management, is expected to have a material adverse effect on the Company's financial condition, results of operation, liquidity or competitive position.



(7)  Sale of Corson Lime Company Assets
     ----------------------------------
     Effective June 21, 1997, Corson, a wholly owned subsidiary of the Company, sold substantially all of its aggregate and lime assets for $8,231 in cash, including a $376 note collected in October 1997. A portion of the proceeds from the sale was used to pay down the outstanding balance under the Company's revolving credit facility of $2,900. The remainder of the proceeds was used to partially fund the Texas plant's modernization and expansion project. The sale resulted in a loss of $506 ($405 net of tax benefit), which is included in labor and other operating expenses in the accompanying consolidated statements of operations.



(8)  Earnings Per Share
     ------------------
     The following table sets forth the computation of basic and diluted earnings per share:

                                                         December 31,
                                               -------------------------------
                                                  1997       1996       1995
     Numerator:                                ---------  ---------  ---------
      Net income for basic and diluted
       earnings per common share              $    3,096      2,602      4,260
     Denominator:
      Denominator for basic earnings per
       common share - weighted-average shares  3,929,579  3,890,646  3,836,063
      Effect of dilutive securities:
       Employee stock options                     15,928     55,071     10,966
                                               ---------  ---------  ---------
      Denominator for diluted earnings per
       common share - adjusted weighted-average
       shares and assumed conversions          3,945,507  3,945,717  3,847,029
                                               =========  =========  =========
     Basic earnings per common share          $     0.79       0.67       1.11
                                               =========  =========  =========
     Diluted earnings per common share        $     0.78       0.66       1.11
                                               =========  =========  =========

                                   -F17-

             UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements
               (dollars in thousands, except per share amounts)


(9)  Summary of Quarterly Financial Data (unaudited)
     -----------------------------------------------

                                        March 31, June 30,  Sept 30,   Dec 31,
                                          1997      1997      1997      1997
                                        --------  --------  --------  --------
     Revenues                          $  7,808    10,350     7,725     6,521
                                        --------  --------  --------  --------
     Gross profit                           595     1,118     2,521     1,185
                                        --------  --------  --------  --------
     Net income                            (488)    2,176     1,321        87
                                        ========  ========  ========  ========
     Net income per common share:
       Basic earnings per share        $  (0.12)     0.55      0.34      0.02
                                        ========  ========  ========  ========
       Diluted earnings per share      $  (0.12)     0.55      0.33      0.02
                                        ========  ========  ========  ========

                                        March 31, June 30,  Sept 30,   Dec 31,
                                          1996      1996      1996      1996
                                        --------  --------  --------  --------
     Revenues                          $  8,523    11,583    10,452     9,601
                                        --------  --------  --------  --------
     Gross profit                         1,810     3,063     1,890     1,120
                                        --------  --------  --------  --------
     Net income                             503     1,471       571        57
                                        ========  ========  ========  ========
     Net income per common share:
       Basic earnings per share        $   0.13      0.38      0.15      0.01
                                        ========  ========  ========  ========
       Diluted earnings per share      $   0.13      0.37      0.14      0.01
                                        ========  ========  ========  ========


                                   -F18-

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
            ---------------------------------------------------------------

                                     NONE



                                   PART III

     The information required in response to Items 10, 11, 12 and 13 is hereby incorporated by reference to the information under the captions "Election of Directors", "Executive Officers of the Company Who Are Not Also Directors", "Executive Compensation", "Voting Securities and Principal Shareholder" and "Shareholdings of Company Directors and Executive Officers" in the definitive Proxy Statement for the Company's 1998 Annual Meeting of Shareholders. The Company anticipates that it will file the definitive Proxy Statement with the Securities and Exchange Commission on or before April 30, 1998.



                                   PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
             ----------------------------------------------------------------
     (a)  1.  The following financial statements are included in Item 8:
              Report of Independent Auditors
              Consolidated Financial Statements:
                Consolidated Balance Sheets as of December, 31, 1997 and 1996; Consolidated Statements of Income for the Years Ended December
                   31, 1997, 1996, and 1995;
                Consolidated Statements of Stockholders' Equity for the Years
                   Ended December, 31, 1997, 1996 and 1995;
                Consolidated Statements of Cash Flows for the Years Ended
                   December 31, 1997, 1996 and 1995; and
                Notes to Consolidated Financial Statements.

          2. All financial statement schedules are omitted because they are not applicable or the required information is presented in the consolidated financial statements or the related notes.

          3. The following documents are filed with or incorporated by reference into this Report:

              3(a) Articles of Amendment to the Articles of Incorporation of
                   Scottish Heritable, Inc. dated January 25th, 1994 (incorporated by reference to Exhibit 3(a) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, File Number 0-4197).
              3(b) Restated Articles of Incorporation of the Company
                   (incorporated by reference to Exhibit 3(b) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, File number 0-4197).
              3(c) Composite Copy of Bylaws of the Company, as currently in effect (incorporated by reference to Exhibit 3(b) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, File Number 0-4197).
             10(a) United States Lime & Minerals, Inc. Employee Stock
                   Ownership Plan, as restated and amended effective August 1, 1989 (incorporated by reference to Exhibit 10 (b) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, File Number 0-4197).
             10(b) Amendment No. Two to United States Lime & Minerals, Inc.
                   Employee Stock Ownership Plan effective August 1, 1996 (incorporated by reference to Exhibit 10(b) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, File Number 0-4197).
             10(c) United States Lime & Minerals, Inc. 401(k) Profit Sharing
                   Plan effective August 1, 1983, as amended and restated effective January 1, 1997 (incorporated by reference to Exhibit 10(c) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, File Number 0-4197).
             10(d) Texas Lime Company Bargaining Unit 401(k) Plan effective as of January 1, 1992 (incorporated by reference to Exhibit 19(f) to the Company's Quarterly Report on Form 10-Q for the quarter ended June, 30, 1992, File Number 0-4197).
             10(e) Executive Retention Agreement dated as of June 10, 1992 between the Company and Timothy W. Byrne (incorporated by reference to Exhibit 19(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992, File Number 0-4197).
             10(f) Employment Agreement between the Company and Timothy W.
                   Byrne (incorporated by reference to Exhibit 19(c) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992, File Number 0-4197).
             10(g) United States Lime & Minerals, Inc. 1992 Stock Option Plan
                   (incorporated by reference to Exhibit A to the Company's definitive Proxy Statement for its 1992 Annual Meeting of Shareholders held on June 9, 1992, File Number 0-4197).
             10(h) Employment Agreement dated as of September 27, 1993 between the Company and Robert F. Kizer (incorporated by reference to Exhibit 10(a) to the Company's Quarterly Report on
                   Form 10-Q for the quarter ended March 31, 1994, File
                   Number 0-4197).

             10(i) Consulting Agreement dated April 18, 1996 between the
                   Company and Wallace G. Irmscher (incorporated by reference to Exhibit 10(t) to the Company's Annual Report on
                   Form 10-K for the fiscal year ended December 31, 1996,
                   File Number 0-4197).
             10(j) Amendment to the Texas Lime Company Bargaining Unit 401(k)
                   Plan dated January 1, 1992, effective November 9, 1997.
             10(k) Asset Purchase Agreement among Corson Lime Company, United
                   States Lime & Minerals, Inc., and Highway Materials, Inc.,
                   dated as of April 22, 1997 (incorporated by reference to
                   Exhibit 2 to the Company's Current Report on Form 8-K dated
                   June 21, 1997, File Number 0-4197).
             10(l) Amended and Restated Loan and Security Agreement dated
                   December 30, 1997 among United States Lime & Minerals,
                   Inc., Arkansas Lime Company and Texas Lime Company and
                   CoreStates Bank, N.A.
             10(m) Arkansas Lime Company Bargaining Unit 401(k) Plan effective as of January 1, 1998.
             10(n) Mutual Release Agreement dated as of February 27, 1998 between the Company and Robert F. Kizer.
             10(o) Employment Agreement dated as of April 17, 1997 between the Company and Johnney G. Bowers.
              21   Subsidiaries of the Company.
              23   Consent of Independent Auditors
              27   Financial Data Schedule.

_______________________________

     Exhibits	10(a) through 10(j), and 10(m) through 10(o) are management
     contracts or compensatory plans or arrangements required to be filed as exhibits.

     (b) The Company did not file any Current Reports on Form 8-K during the fourth quarter of 1997.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       UNITED STATES LIME & MINERALS, INC.

Date:  March 20, 1998                 By:  \s\ Timothy W. Byrne
                                          -----------------------------------
                                          Timothy W. Byrne, President and
                                          Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:  March 20, 1998                 By:  \s\ Timothy W. Byrne
                                          -----------------------------------
                                          Timothy W. Byrne, President, Chief
                                          Executive Officer, Chief Financial
                                          Officer and Director
                                          (Principal Executive and Financial
                                          Officer)

Date:  March 20, 1998                 By:  \s\ Larry T. Ohms
                                          -----------------------------------
                                          Larry T. Ohms, Corporate Controller
                                          and Assistant Treasurer
                                          (Principal Accounting Officer)

Date:  March 20, 1998                 By:  \s\ Edward A. Odishaw
                                          -----------------------------------
                                          Edward A. Odishaw, Director and
                                          Chairman of the Board

Date:  March 20, 1998                 By:  \s\ Antoine M. Doumet
                                          -----------------------------------
                                          Antoine M. Doumet, Director and
                                          Vice Chairman of the Board

Date:  March 20, 1998                 By:  \s\ John J. Brown
                                          -----------------------------------
                                          John J. Brown, Director


Date:  March 20, 1998                 By:  \s\ Wallace G. Irmscher
                                          -----------------------------------
                                          Wallace G. Irmscher, Director

                     UNITED STATES LIME & MINERALS, INC.

                          Annual Report on Form 10-K
                              Index to Exhibits

     Certain exhibits to this Annual Report on Form 10-K have been incorporated by reference. For the list of these exhibits see Item 14 hereof.

     The following exhibits are being filed herewith:

  Exhibit No.                       Exhibit
  ----------  ---------------------------------------------------------------
    10(j) Amendment to the Texas Lime Company Bargaining Unit 401(k) Plan dated January 1, 1992, effective November 9, 1997.

    10(l) Amended and Restated Loan and Security Agreement dated December 30, 1997 among United States Lime & Minerals, Inc., Arkansas Lime Company and Texas Lime Company and CoreStates Bank, N.A.

    10(m) Arkansas Lime Company Bargaining Unit 401(k) Plan effective as of January 1, 1998.

    10(n) Mutual Release Agreement dated as of February 27, 1998 between the Company and Robert F. Kizer.

    10(o) Employment Agreement dated as of April 17, 1997 between the Company and Johnney G. Bowers.

     21       Subsidiaries of the Company.

     23       Consent of Independent Auditors.

     27       Financial Data Schedule.