Form 10-Q
period 1998-06-30
UNITED STATES LIME & MINERALS INC
filed 1998-07-29
CIK 82020

                             UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 Form 10-Q
(Mark One)
[ X ]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934
           ---------------------------------------------------
               For the quarterly period ended June 30, 1998

                                     OR

[   ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR
                15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from ........ to ........

                     Commission file number is 000-4197

                    UNITED STATES LIME & MINERALS, INC.
          ------------------------------------------------------
          (Exact name of registrant as specified in its charter)

             TEXAS                                           75-0789226
------------------------------------               ---------------------------
   (State or other jurisdiction of                       (I.R.S. Employer
    incorporation or organization)                        Identification No.)

12221 Merit Drive, Suite 500, Dallas, TX                        75251
------------------------------------               ---------------------------
(Address of principal executive offices)                      (Zip Code)

                              (972) 991-8400
             --------------------------------------------------
            (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
        Yes   X                 No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of July 24, 1998, 3,971,165 shares of common stock, $.10 par value, were outstanding.

PART I.         FINANCIAL INFORMATION
ITEM 1:         FINANCIAL STATEMENTS
UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)
(Unaudited)

                                                        June 30,     December
                                                          1998       31, 1997
ASSETS                                                  --------     --------
Current Assets:
  Cash and cash equivalents                            $  2,898     $  2,787
  Trade receivables, net                                  4,415        3,624
  Inventories                                             2,904        3,001
  Prepaid expenses and other assets                          75          111
                                                        --------     --------
     Total current assets                                10,292        9,523

Property, plant and equipment at cost                    63,204       52,302
  Less:  Accumulated depreciation and depletion         (31,552)     (30,896)
                                                        --------     --------
  Property, plant and equipment, net                     31,652       21,406

Deferred tax assets, net                                  2,465        2,537
Other assets, net                                            31           54
                                                        --------     --------
     Total assets                                      $ 44,440     $ 33,520
                                                        ========     ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current installments of long-term debt               $  2,143     $  1,071
  Accounts payable                                        3,237        4,437
  Accrued expenses                                        1,489        1,594
                                                        --------     --------
     Total current liabilities                            6,869        7,102
Long-term debt, excluding current installments           12,000        2,167
Other liabilities                                           253          101
                                                        --------     --------
      Total liabilities                                  19,122        9,370
Stockholders' Equity:
  Common stock                                              529          529
  Additional paid-in-capital                             14,930       15,135
  Retained earnings                                      23,897       22,729
                                                        --------     --------
                                                         39,356       38,393
Less treasury stock at cost; 1,322,900 and
  1,342,212 shares of common stock, respectively        (14,038)     (14,243)
                                                        --------     --------
     Total stockholders' equity                          25,318       24,150
                                                        --------     --------
     Total liabilities and stockholders' equity        $ 44,440     $ 33,520
                                                        ========     ========

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands of dollars, except per share data)
(Unaudited)

                                         THREE MONTHS ENDED              SIX MONTHS ENDED
                                              June 30,                        June 30,
                                   -----------------------------   ------------------------------
                                       1998            1997             1998            1997
                                   -------------  --------------   --------------  --------------
Revenues                          $ 8,016 100.0%  $10,350 100.0%   $14,485 100.0%  $18,158 100.0%
Cost of revenues:
  Labor & other operating expenses  5,153  64.3%    8,159  78.8%     9,680  66.8%   14,392  79.3%
  Depreciation, depletion and
      amortization                    694   8.6%    1,073  10.4%     1,360   9.4%    2,053  11.3%
                                   -------------  --------------   --------------  --------------
                                    5,847  72.9%    9,232  89.2%    11,040  76.2%   16,445  90.6%
                                   -------------  --------------   --------------  --------------
Gross profit                        2,169  27.1%    1,118  10.8%     3,445  23.8%    1,713   9.4%

  Selling, general & admin.
      expenses                        917  11.5%    1,154  11.2%     1,843  12.7%    2,270  12.5%
                                   -------------  --------------   --------------  --------------
Operating profit (loss)             1,252  15.6%      (36) (0.4%)    1,602  11.1%     (557) (3.1%)

  Other deductions (income):
    Interest expense                    3   0.0%      168   1.6%         6   0.0%      301   1.6%
    Other income, net                (201) (2.5%)     (49) (0.5%)     (275) (1.8%)     (93) (0.5%)
                                   -------------  --------------   --------------  --------------
                                     (198) (2.5%)     119   1.1%      (269) (1.8%)     208   1.1%
                                   -------------  --------------   --------------  --------------
Net income (loss) before
      income taxes                  1,450  18.1%     (155) (1.5%)    1,871  12.9%     (765) (4.2%)
                                   -------------  --------------   --------------  --------------
Federal and state income
      tax expense (benefit)           387   4.8%   (2,331)(22.5%)      505   3.5%   (2,453)(13.5%)
                                   -------------  --------------   --------------  --------------
  Net income                      $ 1,063  13.3%  $ 2,176  21.0%   $ 1,366   9.4%  $ 1,688   9.3%
                                   =============  ==============   ==============  ==============

Income per share
     of common stock:
          Basic                   $  0.27         $  0.55          $  0.34         $  0.43
                                   =======        ========         ========        ========
          Diluted                 $  0.27         $  0.55          $  0.34         $  0.43
                                   =======        ========         ========        ========


See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)
(Unaudited)

                                                           SIX MONTHS ENDED
                                                                JUNE 30,
                                                            1998       1997
                                                          --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                             $  1,366   $  1,688
  Adjustments to reconcile net income to net cash
        provided by (used in) operating activities:
     Depreciation, depletion and amortization               1,419      2,135
     Deferred income tax benefit                               72     (2,300)
     Amortization of financing costs                          -           50
     Loss on sale of property, plant and equipment             32          3
     Loss on sale of Corson Lime Company assets               -          506
     Current assets, net change  [1]                         (658)      (497)
     Other assets                                              23        229
     Current liabilities, net change  [2]                  (1,305)    (2,355)
     Other liabilities                                        152         41
                                                          --------   --------
     Net cash provided by (used in) operating activities    1,101       (500)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant and equipment               (11,700)    (3,218)
  Proceeds from sale of Corson
     Lime Company assets, net of expenses                     -        7,838
  Proceeds from sale of property, plant and equipment           3          5
                                                          --------   --------
     Net cash (used in) provided by investing activities  (11,697)    (4,625)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment of common stock dividends                          (198)      (196)
  Proceeds from borrowings on term loan                    11,000        -
  Principal payments on term loan debt                        (95)      (572)
  Proceeds from borrowing on revolving credit facility        -        2,900
  Principal payments on revolving credit facility             -       (2,900)
                                                          --------   --------
     Net cash provided by (used in) financing activities   10,707       (768)
                                                          --------   --------
  Net increase in cash                                        111      3,357
     Cash at beginning of period                            2,787      1,000
                                                          --------   --------
     Cash at end of period                               $  2,898   $  4,357
                                                          ========   ========
  Supplemental cash flow information:
     Interest paid                                       $    326   $    235
                                                          ========   ========
     Income taxes paid                                   $    437   $    451
                                                          ========   ========
[1]  Exclusive of net change in cash
[2]  Exclusive of net change in current portion of debt

See accompanying notes to condensed consolidated financial statements

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1.    Basis of Presentation
      The condensed consolidated financial statements included herein have been prepared by the Company without independent audit. In the opinion of the Company's management, all adjustments of a normal and recurring nature necessary to present fairly the financial position, results of operations and cash flows for the periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10=K for the period ended December 31, 1997. The results of operations for the three and six month periods ended June 30, 1998 are not necessarily indicative of operating results for the full year.

2.    Inventories
      Inventories consisted of the following at:
      (In thousands of dollars)                June 30,   December 31,
                                                1998         1997
                                               -------      -------
      Lime and limestone inventories:
      Raw materials                           $   876      $   624
      Finished goods                              480          844
                                               -------      -------
                                                1,356        1,468
      Service parts                             1,548        1,533
                                               -------      -------
         Total inventories                    $ 2,904      $ 3,001
                                               =======      =======

3.    Long-Term Debt
      The Company has a financing agreement with a commercial bank. The agreement, as amended and restated in December 1997, provides for a $15,000,000 five-year secured term loan and a $4,000,000 unsecured revolving credit facility that matures in December 1999. Both loans bear interest at the bank's prime rate but may, at the option of the Company, be converted into LIBOR-based loans that bear interest at LIBOR plus 1.65% for the term loan and LIBOR plus 1.5% for the revolving credit facility. The agreement also allows the Company to modify the interest characteristics of all or a portion of the outstanding loans by establishing a fixed rate with the bank or through the use of interest rate protection agreements with the bank.

      As part of the same amended and restated agreement, the Company negotiated a $25,000,000 secured line of credit to provide temporary financing for capital expenditures and acquisitions until such time as permanent financing can be arranged. Any borrowings under this facility would be at the bank's prime rate or, at the discretion of the Company, may be converted into a LIBOR-based loan bearing interest at LIBOR plus 2%. The capital expenditure and acquisition line of credit is available, if not extended, through September 1998 and is subject to approval by the bank.




      A summary of long-term debt is as follows:
            (In thousands of dollars)          June 30,   December 31,
                                                1998         1997
                                               --------     --------
            Term loan                         $ 14,143        3,238
            Revolving credit facility              -            -
                                               --------     --------
                 Subtotal                       14,143        3,238
            Less current installments            2,143        1,071
                                               --------     --------
            Long-term debt, excluding
               current installments           $ 12,000        2,167
                                               ========     ========

      The additional amounts borrowed in the first half of 1998 were used to partially fund the modernization and expansion project at the Texas facility. Interest costs of $204,000 and $305,000 were capitalized as part of the Texas project in the three- and six-month periods ended June 30, 1998, respectively.

      In April 1998, the Company entered into an interest rate protection agreement with its bank (the "Swap Agreement") to modify the interest characteristics of $9,000,000 of its then-outstanding debt from a variable rate to a fixed rate. The Swap Agreement involves the exchange of interest obligations based on a fixed rate of 7.45%, for interest obligations based on variable 30-day LIBOR rates plus 1.65%, over the five-year life of the Swap Agreement without an exchange of notional amounts upon which such interest obligations are based. The interest rate differential to be paid or received as rates change will be accrued and recognized as an adjustment to interest expense. The related amount payable to or receivable from the bank will be included as an adjustment to accrued expenses. To the extent amounts are not material, the fair value of the Swap Agreement and changes in the fair value as a result of changes in market interest rates will not be recognized in the financial statements.

      In the event of the early termination of the debt obligation, or an early termination of the Swap Agreement, any realized gain or loss from the Swap Agreement would be recognized as an adjustment to interest expense.

      For amounts not otherwise fixed under the Swap Agreement, the Company elected the LIBOR-based interest option for the debt outstanding under the term loan.

      The carrying amount of the Company's long-term debt approximates its fair value.

4.    Subsequent Event
      In June 1998, the Company entered into negotiations with its bank to amend its current financing agreement, as amended and restated in December 1997. As of July 15, 1998, the Company and the bank had agreed to the general terms of a proposed amendment; however, the terms of the final signed amendment may differ from those described below.

      The proposed amendment to the agreement would provide for an additional $3,500,000, for a total of $18,500,000, on the five-year secured term loan. The amended term loan's maturity would be extended from July 2003 to September 2003 and would require monthly principal repayments of approximately $220,000 beginning no later than October 1998. Interest-only payments would be required through September 1998. The amended agreement would also fund a secured line of credit of $5,000,000 for capital expenditures. The funded capital expenditure line of credit would be used by the Company to partially finance the first phase of the Arkansas modernization and expansion project and would require interest-only payments until its maturity in July 2000. As a result of this line of credit, the amended agreement would reduce the current $25,000,000 capital expenditure and acquisition line of credit by $5,000,000 to $20,000,000. The capital expenditure and acquisition line of credit would be available, if not extended, through January 2000, rather than September 1998, and would remain subject to approval by the bank. In addition, the amended agreement would require the $4,000,000 revolving credit facility to be secured and would extend its maturity from December 1999 to January 2000. All three of the facilities would be secured by substantially all of the Company's assets bank's prime rate plus a defined interest rate spread based upon the Company's then-current ratio of total funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA). However, at the option of the Company, all or any portion of the amounts outstanding could be converted into a LIBOR-based rate plus a defined interest rate spread based upon the Company's then-current ratio of total funded debt to EBITDA.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

     Net cash provided by operating activities was $1,101,000 for the six months ended June, 1998, as compared to $500,000 used in operating activities for the six months ended June 30, 1997. The 1997 cash flows reflect the pay off of the current liabilities of Corson Lime Company, the loss on the sale of the Corson assets in June 1997 and the recognition of previously reserved deferred tax assets.

      The Company made $11,700,000 in capital expenditures in the first six months of 1998, compared to $3,218,000 in the same period last year. Capital expenditures of approximately $10,022,000 and $334,000 were related to the modernization and expansion project at the Texas facility in the first six months of 1998 and 1997, respectively. The Texas project includes the installation of new stone crushing and handling systems, the addition of a preheater to one of the existing kilns, additional storage, screening and shipping capacity and a new support building housing a laboratory, administrative offices and shop facilities.

      The Texas project is being constructed in phases, and significant progress has been made. The new support building and the stone crushing and handling systems have been completed. The storage, screening and load-out improvements, as well as the preheater, should be completed by the fourth quarter of 1998. The Texas improvements should allow the Company to better serve its customers by improving both quality and service. With the improvements, the Company expects to be in a better position to compete for customers who currently cannot use the Company's lime in their processes. The improvements will also result in lower operating costs and in a more efficient utilization of the work force. The cost of the Texas modernization and expansion project is expected to be approximately $23,000,000. This project is being financed through a combination of internally generated funds from operations, the proceeds from the sale of the Corson assets and certain banking facilities.

      The Company is also moving forward with the modernization and expansion plans at the Arkansas plant. The Arkansas project will be constructed in two phases. The first phase, scheduled for completion in 1999, includes the addition of a new 1,200-ton per day (400,000-ton per year) rotary kiln, new stone crushing and handling systems and new lime and ground calcium carbonate storage and load-out facilities. The second phase of the project, which is currently scheduled for construction in 2002, includes a rock transportation system and additional lime storage facilities. However, significant increases in product sales could result in an earlier implementation of the second phase of the plan. Permit applications have been submitted, kiln system design is being finalized and bid proposals have been requested for key components of the project. The preliminary cost estimates for the project phases are approximately $27,000,000 and $5,000,000, respectively. The project is contingent upon satisfactory permitting from the various regulatory agencies. The Company expects to finance this project through a combination of internally generated funds from operations and/or alternative sources of financing.

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

      The Company is not contractually committed to any planned capital expenditures until actual orders are placed for equipment. As of June 30, 1998, the Company's liability for open equipment and construction orders, all of which were related to the Texas modernization and expansion project, totaled approximately $6,400,000. This amount, as well as other future billings related to the Texas and Arkansas modernization and expansion projects, will be recorded as work is performed and billed to the Company.

      The Company has a financing agreement with a commercial bank. In June 1998, the Company entered into negotiations with its bank to amend its current financing agreement, as amended and restated in December 1997. As of July 15, 1998, the Company and the bank have agreed to the general terms of a proposed amendment; however, the terms of the final signed amendment may differ from those described below.

      The proposed amendment to the agreement would provide for an additional $3,500,000, for a total of $18,500,000, on the five-year secured term loan. The amended term loan's maturity would be extended from July 2003 to September 2003 and would require monthly principal repayments of approximately $220,000 beginning no later than October 1998. Interest-only payments would be required through September 1998. The amended agreement would also fund a secured line of credit of $5,000,000 for capital expenditures. The funded capital expenditure line of credit would be used by the Company to partially finance the first phase of the Arkansas modernization and expansion project and would require interest-only payments until its maturity in July 2000. As a result of this line of credit, the amended agreement would reduce the current $25,000,000 capital expenditure and acquisition line of credit by $5,000,000 to $20,000,000. The capital expenditure and acquisition line of credit would be available, if not extended, through January 2000, rather than September 1998, and would remain subject to approval by the bank. In addition, the amended agreement would require the $4,000,000 revolving credit facility to be secured and would extend its maturity from December 1999 to January 2000. All three of the facilities would be secured by substantially all of the Company's assets and would bear interest at the bank's prime rate plus a defined interest rate spread based upon the Company's then-current ratio of total funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA). However, at the option of the Company, all or any portion of the amounts outstanding could be converted into a LIBOR-based rate plus a defined interest rate spread based upon the Company's then-current ratio of total funded debt to EBITDA.

      As of June 30, 1998, the Company had $14,143,000 in debt outstanding under the amended and restated term loan, up from the $3,238,000 at December 31, 1997. The additional borrowings in 1998 have been used to partially fund the modernization and expansion project at the Texas facility.


Results of Operations

      Revenues decreased from $10,350,000 in the second quarter of 1997 to $8,016,000 in the second quarter of 1998, a decrease of $2,334,000, or 22.6%. Excluding 1997 revenues from Corson Lime Company, the assets of which were sold in June 1997, revenues for the second quarter increased by $670,000, or 9.1%, from 1997, resulting from a 9.0% increase in sales volume and a 0.1% increase in prices. Revenues for the six months ended June 30, 1998 were $14,485,000, a decrease of $3,673,000, or 20.2%, from the $18,158,000 reported for the six months ended June 30, 1997. Excluding 1997 revenues from Corson, revenues for the six months ended June 30, 1998 increased by $1,230,000, or 9.3%, from 1997, resulting from a 9.4% increase in sales volume and a 0.1% decrease in prices.

      The Company's gross profit was $2,169,000 for the second quarter of 1998, compared to $1,118,000 for the second quarter of 1997, a 94.0% increase. Gross profit margin as a percentage of revenues for the second quarter of 1998 increased to 27.1% from 10.8% in 1997. Gross profit increased to $3,445,000 for the first six months of 1998, from $1,713,000 for the first six months of 1997, a 101.1% increase. Gross profit margin for the six months ended June 30, 1998 increased to 23.8%, from 9.4% in 1997. The 1998 gross profit and gross profit margins were improved by eliminating the high production costs at the Corson facility. The favorable impact resulting from the elimination of the Corson operations was partially offset by higher fuel costs in 1998 at both the Texas and Arkansas facilities and some inevitable production inefficiencies in Texas as a result of the extensive construction activities at that facility. The 1997 gross profit and gross profit margins were negatively impacted by the loss on the sale of the Corson assets.

      Selling, general and administrative expenses ("SG&A") decreased by $237,000, or 20.5%, to $917,000 in the second quarter of 1998, as compared to $1,154,000 in the second quarter of 1997. SG&A as a percentage of sales increased to 11.5%, from 11.2% a year earlier. SG&A decreased by $427,000, or 18.8%, to $1,843,000 in the first six months of 1998, as compared to $2,270,000 in the first six months of 1997, and as a percentage of sales increased to 12.7% from 12.5%. The SG&A expense decrease was primarily attributable to the shut down of the Corson operations after the sale in June 1997.

      Interest expense in the second quarter of 1998 was $3,000 as compared to $168,000 in 1997. Interest expense for the first six months of 1998 was $6,000 as compared to $301,000 in 1997. The 1998 decrease was attributable to the capitalization of substantially all incurred interest costs as part of the Texas modernization and expansion project. Interest costs of approximately $204,000 and $305,000 were capitalized in the second quarter and first six months of 1998, respectively.

      The Company reported net income of $1,063,000 ($0.27 per share) during the second quarter of 1998, compared to net income of $2,176,000 ($0.55 per share) during the second quarter of 1997. Net income in the second quarter of 1997 was favorably impacted by the recognition of previously reserved deferred tax assets of $2,300,000 ($0.59 per share) and unfavorably impacted by the loss (net of tax benefit) on the sale of the Corson Lime Company assets of $405,000 ($0.10 per share). For the first six months of 1998, the Company reported net income of $1,366,000 ($0.34 per share), compared to net income of $1,688,000 ($0.43 per share) in the first six months of 1997.

PART II.        OTHER INFORMATION
ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      The Annual Meeting of Shareholders was held on May 15, 1998 in Dallas, Texas. The table below shows the one proposal submitted to shareholders in the Company's Proxy Statement dated April 15, 1998, and the results of the shareholders vote:

        Election of Directors
                                           FOR         WITHHELD
                                        ---------      --------
           John J. Brown                3,667,658       16,155
           Timothy W. Byrne             3,676,658        7,155
           Antoine M. Doumet            3,672,658       11,155
           Wallace G. Irmscher          3,672,558       11,255
           Edward A. Odishaw            3,672,558       11,255

        There were no broker non-votes.

ITEM 5:  OTHER INFORMATION
      The Securities and Exchange Commission (the "SEC") recently amended its proxy rules to provide that a registrant, such as the Company, may specify, in its proxy statement or form of proxy for its annual meeting of shareholders, that proxies solicited by the registrant will confer discretionary authority to vote with regard to matters not identified in the proxy statement that may be raised at the meeting, including matters to be raised by shareholders that were not properly submitted to the registrant as shareholder proposals for inclusion in the registrant's proxy statement and form of proxy in accordance with SEC Rule 14a-8, if the registrant did not have notice of such matters at least 45 days before the date on which the registrant first mailed its proxy materials for the prior year's annual meeting of shareholders, or by such other date as may be specified in an advance notice provision adopted by the registrant. The Company has not adopted an advance notice provision. The Company first mailed its proxy materials for its 1998 Annual Meeting of Shareholders on April 15, 1998. Under the SEC's amended proxy rules, the 45-day deadline for notice to the Company of non-Rule 14a-8 matters to be raised at the Company's 1999 Annual Meeting of Shareholders is thus March 2, 1999.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K
      a.    Exhibits:
            11    Statement re computation of per share earnings
            27    Financial Data Schedule

      b.    Reports on Form 8-K:

            The Company filed no Reports on Form 8=K during the quarter ended June 30, 1998.

                                  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          UNITED STATES LIME & MINERALS, INC.






July 29, 1998                             By:  /s/  Timothy W. Byrne
                                              ----------------------------
                                               Timothy W. Byrne
                                               President, Chief Executive
                                               Officer and Chief Financial
                                               Officer

                      UNITED STATES LIME & MINERALS, INC.



                        Quarterly Report on Form 10-Q
                                Quarter Ended
                                June 30, 1998

                              Index to Exhibits



Exhibit No.                        Exhibit

   11                  Statement re computation of per share earnings

   27                  Financial Data Schedule