Form 10-K405
period 1998-12-31
UNITED STATES LIME & MINERALS INC
filed 1999-03-05
CIK 82020

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(Mark One)
              (X)  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1998
                                       OR
              ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File Number 0-4197

                       UNITED STATES LIME & MINERALS, INC.
                       -----------------------------------
             (Exact name of Registrant as specified in its charter)

         TEXAS                                          75-0789226
 ----------------------                                 ----------
(State of incorporation)                 (I.R.S. Employer Identification Number)


12221 MERIT DRIVE, SUITE 500, DALLAS, TEXAS               75251
-------------------------------------------            ----------
  (Address of principal executive offices)             (Zip Code)


       Registrant's telephone number, including area code: (972) 991-8400


           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                            Name of Each Exchange on
              Title of Each Class               Which Registered
              -------------------               ----------------

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

         Indicate by a check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [X]

         The aggregate market value of Common Stock held by non-affiliates as of February 25, 1999: $15,158,432.

         Number of shares of Common Stock outstanding as of February 25, 1999:
3,977,189.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Part III incorporates information by reference from the Registrant's definitive Proxy Statement to be filed for its 1998 Annual Meeting of Shareholders. Part IV incorporates certain exhibits by reference from the Registrant's previous filings.

                                TABLE OF CONTENTS

PART I
     ITEM I.     BUSINESS................................................................... 1
                 General.................................................................... 1
                 Business and Products...................................................... 1
                 Product Sales.............................................................. 1
                 Order Backlog.............................................................. 2
                 Seasonality................................................................ 2
                 Limestone Reserves......................................................... 2
                 Mining..................................................................... 2
                 Plant and Facilities....................................................... 3
                 Employees.................................................................. 3
                 Competition................................................................ 3
                 Environmental Matters...................................................... 4
                 Disposition of Assets...................................................... 4

     ITEM 2.     PROPERTIES................................................................. 5

     ITEM 3.     LEGAL PROCEEDINGS.......................................................... 5

     ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........................ 5

PART II

     ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                    STOCKHOLDER MATTERS..................................................... 5

     ITEM 6.     SELECTED FINANCIAL DATA.................................................... 6

     ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS..................................... 7

     ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                     ABOUT MARKET RISK......................................................14

     ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA................................14

     ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                    ACCOUNTING AND FINANCIAL DISCLOSURE.....................................15

PART III         ...........................................................................15

PART IV

     ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
                    ON FORM 8-K.............................................................15

SIGNATURES       ...........................................................................19

                       UNITED STATES LIME & MINERALS, INC.
                                    FORM 10-K
                      For the Year Ended December 31, 1998


                                     PART I



ITEM 1.           BUSINESS.


         GENERAL. The business of United States Lime & Minerals, Inc. (the "Company" or the "Registrant"), which was incorporated in 1950, is the production and sale of lime and limestone products. The Company extracts high-quality limestone from its quarries and then processes the limestone for sale as pulverized limestone, quicklime, and hydrated lime. In 1998, these operations were conducted through two wholly-owned subsidiaries of the Company:
Arkansas Lime Company and Texas Lime Company. References to the Company herein include references to its subsidiaries. The Company sold substantially all of the assets of its subsidiary, Corson Lime Company, on June 21, 1997. See "Business - Disposition of Assets."

         The Company's principal corporate office is located at 12221 Merit Drive, Suite 500, Dallas, Texas 75251.


         BUSINESS AND PRODUCTS. The Company extracts raw limestone and then processes it for sale as pulverized limestone, quicklime, and hydrated lime. Pulverized limestone, also referred to as ground calcium carbonate ("GCC"), is a dried product ground to granular and finer sizes. Quicklime is produced when carbon dioxide is removed from limestone in a heat process called calcination. Hydrated lime is formed in a process called hydration in which water is added to quicklime to produce a soft powder.

         Pulverized limestone is used primarily in the production of construction materials such as asphalt paving and roofing shingles, as an additive to agriculture feeds, and as a soil enhancement. Quicklime is used primarily in the manufacturing of paper products, in sanitation and water filtering systems, in metal processing, and in soil stabilization for highway and building construction. Hydrated lime is used primarily in municipal sanitation and water treatment, in soil stabilization for highway and building construction, in the production of chemicals, and in the production of construction materials such as stucco, plaster and mortar.


         PRODUCT SALES. In 1998, the Company sold its lime and limestone products primarily in the states of Arkansas, Kansas, Louisiana, Mississippi, Missouri, New Mexico, Oklahoma, Tennessee, and Texas. Sales at Arkansas Lime Company and Texas Lime Company are made primarily by the Company's six sales employees. Sales personnel call on potential customers and solicit orders which are generally made on a purchase-order basis. The Company also receives orders in response to bids that it prepares and submits to potential customers.

         Principal customers for the Company's lime and limestone products are highway, street and parking lot contractors, chemical producers, paper manufacturers, roofing shingle manufacturers, glass manufacturers, municipal sanitation and water treatment facilities, poultry and cattle feed producers, governmental agencies, steel producers, and electrical utility companies.

         Approximately 650 customers accounted for the Company's sales of lime and limestone products during the year ended December 31, 1998. No single customer accounted for more than 10% of such sales. The Company is not subject to significant customer risks as its customers are considerably diversified as to geographic location and industrial concentration. However, given the nature of the lime and limestone industry, the Company's profits are very sensitive to changes in volume.

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

         LIMESTONE RESERVES. The Company currently extracts limestone from two open-pit quarries, both of which are Company-owned. The Texas Lime Company is located 14 miles from Cleburne, Texas, and the Arkansas Lime Company is located near Batesville, Arkansas. Access to each location is provided by paved roads.

         Texas Lime Company operates upon a tract of land containing approximately 470 acres, including the Cleburne Quarry. In January 1999, the Company purchased an additional approximately 400 acres of land and now owns approximately 2,700 acres adjacent to the quarry containing known high-quality limestone reserves in a bed averaging 28 feet in thickness, with an overburden that ranges from 0 to 50 feet. The Company also has mineral interests in approximately 560 acres of land adjacent to the northwest boundary of the Company's property. The total calculated reserves are approximately 135,000,000 tons. Assuming the present level of production at the quarry is maintained, the Company estimates the reserves are sufficient to sustain operations for approximately 100 years.

         Arkansas Lime Company operates the Batesville Quarry and has lime and limestone production facilities on a second site linked to the quarry by its own railroad. The quarry operations cover approximately 725 acres of land containing a known deposit of high-quality limestone. The average thickness of the high-quality limestone deposit is approximately 70 feet, with an average overburden thickness of 35 feet. In 1998, the Company conducted an extensive drilling program that confirmed the resource to have approximately 23,500,000 tons of proven reserves plus an additional 3,000,000 tons of probable reserves. In 1997, the Company purchased approximately 325 additional acres adjacent to the present quarry containing additional high-quality limestone. The anticipated average thickness of this high-quality limestone deposit is approximately 55 feet, with an average overburden of 20 feet. The 1998 drilling program confirmed these additional probable reserves to be 30,500,000 tons. Assuming the present level of production at the quarry is maintained, the Company estimates that reserves are sufficient to sustain operations for approximately 100 years (50 years based on projected production levels after the planned Arkansas expansion).

         MINING. The Company extracts limestone by the open-pit method at its two operating quarries. The open-pit method, which consists of removing the top layer of soil, trees, and other substances and then extracting the exposed limestone, is generally less expensive than underground mining. The principal disadvantage of the open-pit method is that operations are subject to inclement weather. To extract limestone, the Company utilizes standard mining equipment which is Company-owned. After extraction, limestone is crushed, screened, and ground in the case of pulverized limestone, or further processed in kilns and hydrators in the case of quicklime and hydrated lime, before shipment. The Company has no knowledge of any recent changes in the physical quarrying conditions on any of its properties which have materially affected its mining operations, and no such changes are anticipated.

         PLANTS AND FACILITIES. The Company produces lime and limestone products at two plants:

         Following the recent completion of a modernization and expansion project at the Texas plant, the plant now has an annual capacity of 470,000 tons of quicklime from three rotary kilns. The plant has pulverized limestone equipment which has a capacity to produce 700,000 tons of pulverized limestone annually, depending on the product mix. The Texas project included the installation of a new stone crushing and handling system, the addition of a preheater to one of the existing kilns, additional storage, screening, and shipping capacity, and a new support building housing a laboratory and administrative and shop facilities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." In addition to the Cleburne plant, the Company owns a dormant plant which is located near Blum, Texas on a tract of land covering approximately 40 acres. The Blum plant was acquired in 1989, and its kilns have not been operated since that time; however, the plant's storage and shipment facilities are currently being utilized.

         The Arkansas Lime production plant is situated on a tract of 290 acres located approximately two miles from the Batesville Quarry to which it is connected by a Company-owned railway. Utilizing six vertical kilns, this plant has an annual capacity of 85,000 tons of quicklime. The plant has two grinding systems which, depending on the product mix, have the capacity to produce 700,000 tons of pulverized limestone annually. The Company has completed an evaluation of, and has determined to proceed with, a modernization and expansion of the Arkansas facility to be completed in two phases. As presently planned, Phase I will cover the redevelopment of the quarry plant, rebuilding of the railroad, establishment of an out-of-state terminal, and installation of a rotary kiln with preheater, along with increased product storage and loading capacity. Completion of this phase, currently scheduled for mid-year 2000, will provide a modern lime works with an annual capacity up to approximately 200,000 tons of quicklime. Phase II would further expand lime production capacity to approximately 350,000 tons of quicklime by the installation of a second kiln with additional storage capacity. Phase II is scheduled for completion in the first half of 2001, although the Company could defer this phase depending on factors such as market demand and availability of financing. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

         The Company maintains lime hydrating equipment and limestone drying equipment at both plants. Storage facilities for lime and pulverized limestone products at each plant consist primarily of cylindrical tanks, which are considered by the Company to be adequate to protect its lime and limestone products and to provide an available supply for customers' needs at the existing volume of shipments. Equipment is maintained at each plant to load trucks, and at the Arkansas and Blum plants to load railroad cars.

         The Company believes that its processing plants are adequately maintained and insured. Although the Texas plant has recently been modernized, much of the equipment at the Arkansas plant is aging and therefore will require significant future maintenance, however, the planned Arkansas modernization and expansion project will replace the majority of this old equipment: See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" regarding the Company's capital expenditures for modernizing, expanding, and re-equipping the plants.

         EMPLOYEES. The Company employed, at December 31, 1998, 200 persons, 28 of whom are engaged in sales, administrative, and management activities. Of the Company's 172 production employees, 129 are covered by collective bargaining agreements. These agreements expire as follows:

                         Texas facility in November 1999
                       Arkansas facility in December 1999


         COMPETITION. The lime and limestone industry has certain limiting factors, including: the availability of high-quality limestone (calcium carbonate) reserves, the ability to secure mining and operating permits for a facility, the cost of building processing plants to create the lime and limestone products, and the transportation costs associated with delivering the products to customers. There is not a large number of producers in the United States as a whole, and producers tend to concentrate on known limestone formations where competition takes place on a local basis. The industry as a whole has expanded its customer base and, while the steel industry is still the largest market sector, also counts pulp and paper producers and road builders among its major customers. In recent years, the environmental-related uses for lime have been expanding, including use in flue gas desulfurization and the treatment of both waste and potable water.

         There is a continuing trend of consolidation in the lime and limestone industry. In addition to the consolidations, and often in conjunction with consolidations, many lime producers have undergone modernization and expansion projects to upgrade their processing equipment in an effort to improve their operating efficiency. The Company's modernization and expansion projects should allow it to continue to be competitive in the future. In addition, the Company will continue to evaluate external opportunities for expansion.


         ENVIRONMENTAL MATTERS. The Company's operations are subject to various federal, state, and local environmental laws and regulations, including the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, and the Comprehensive Environmental Response, Compensation, and Liability Act, as well as the Toxic Substances Control Act. Management does not believe that any lack of compliance by the Company with applicable environmental laws would have a materially adverse effect on the Company's financial condition, results of operation, or cash flows. In part in response to requirements of environmental regulatory agencies, the Company incurred capital expenditures of approximately $197,000 in 1998 and $117,000 in 1997 on environmental compliance and is planning to incur approximately $100,000 in 1999 excluding major capital projects. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." In the judgment of management, forecastable expenditure requirements for the future are not of such dimension as to have a materially adverse effect on the Company's financial condition, results of operation, or cash flows. The Company's recurring costs associated with managing and disposing of potentially hazardous substances (such as fuels and lubricants used in operations) and maintaining pollution control equipment amounted to approximately $167,000 in 1998 and $80,000 in 1997. The Company has not been named as a potentially responsible party in any superfund cleanup site.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Company did not submit any matters to a vote of security holders during the fourth quarter of 1998.


                                     PART II



ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's Common Stock is quoted on the Nasdaq National Market under the symbol "USLM." As of February 25, 1999, the Company had 852 stockholders of record.

         As of December 31, 1998, 500,000 shares of $5.00 par value preferred stock were authorized, and none was issued.

         The high and low sales prices for the Company's Common Stock for the periods indicated, as well as dividends declared, were:

                                1998                                          1997
                 -------------------------------------       -------------------------------------
                       MARKET PRICE                                MARKET PRICE
                 -----------------------     DIVIDENDS       ------------------------    DIVIDENDS
                   LOW            HIGH       DECLARED           LOW           HIGH       DECLARED
                 ---------     ---------   -----------       ---------      ---------   ----------
First Quarter    $  6 1/2      $  9          $0.025          $  6 1/4       $  9          $0.025
Second Quarter   $  7 3/4      $  9 1/8      $0.025          $  6 5/8       $  9 1/8      $0.025
Third Quarter    $  6 5/16     $  8 3/4      $0.025          $  7 1/2       $  9 1/4      $0.025
Fourth Quarter   $  6          $  8          $0.025          $  6 5/8       $  9 1/2      $0.025

ITEM 6.       SELECTED FINANCIAL DATA.

(dollars in thousands, except per share amounts)

                                                                    YEARS ENDED DECEMBER 31,
                                        --------------------------------------------------------------------------
                                            1998             1997           1996           1995            1994
                                        -----------      -----------    -----------     -----------    -----------
Operating results
     Revenues                          $     28,769          32,404         40,159          41,419         36,865
                                       ============          ======         ======          ======         ======
     Net income                        $      2,929           3,096(a)       2,602           4,260          1,916(b)
                                       ============          ======         ======          ======         ======


Income per share of common stock
     Basic earnings                    $       0.74            0.79           0.67            1.11           0.50
                                       ============          ======         ======          ======         ======
     Diluted earnings                  $       0.74            0.78           0.66            1.11           0.50
                                       ============          ======         ======          ======         ======



                                                                     AS OF DECEMBER 31,
                                       ----------------------------------------------------------------------------
                                            1998             1997            1996           1995            1994
                                       -------------      -----------    -----------     -----------    -----------
     Total assets                      $     51,090          33,520         31,319          29,793         27,397

     Long-term debt, excluding
         current installments          $     16,196           2,167          3,238           4,381          6,225

     Stockholders' equity per
         outstanding share             $       6.70            6.11           5.40            4.89           3.86

     Cash dividends per share          $       0.10            0.10           0.10           0.075              -

     Employees at year-end                      200             201            318             338            313

-----------------------------------
                  (a) Includes a loss on sale of Corson Lime Company assets of
                      $405, net of related tax benefit ($506 gross), and the recognition of $2,300 in previously reserved deferred tax assets.


                  (b) Includes a gain of $372, net of related taxes ($425
                      gross), due to the expiration of certain potential post-closing obligations relating to the sale of Virginia Lime Company assets.



See "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


RESULTS OF OPERATIONS.

         The following table sets forth selected financial information of the Company expressed as a percentage of revenues for the periods indicated:



                                                                             Years Ended December 31,
                                                                ----------------------------------------------------
                                                                      1998              1997               1996
                                                                --------------     --------------    ---------------
Revenues                                                               100 %              100 %             100 %

Cost of revenues
     Labor and other operating expenses                                (66)               (73)              (71)
     Depreciation, depletion and amortization                          (10)               (10)               (9)
                                                                   -------           --------           -------
        GROSS PROFIT                                                    24                 17                20

Selling, general and administrative expenses                           (12)               (14)              (11)
                                                                   -------           --------           -------
        OPERATING PROFIT                                                12                  3                 9

Other (deductions) income:
     Interest expense                                                    -                 (1)               (1)
     Other, net                                                          1                  2                 -

Federal and state income tax benefit (expense)                          (3)                 6                (2)
                                                                   -------           --------           -------

        NET INCOME                                                      10 %               10 %               6 %
                                                                   =======           ========           =======



                                  1998 VS 1997

         Revenues decreased from $32,404,000 in 1997 to $28,769,000 in 1998, a decrease of $3,635,000 or 11.2%. The decrease in revenues resulted from the sale of the assets of the Company's Corson Lime Company subsidiary in June 1997. Excluding Corson, revenues increased by $1,268,000, or 4.6%, from 1997, resulting from a 3.6% increase in sales volume and 1.0% increase in sales prices. Demand remained strong in the Texas market during 1998, but sales at Texas were negatively impacted by the inevitable production inefficiencies caused by the extensive construction activities that took place at that facility in 1998. Arkansas continued to be negatively impacted by production inefficiencies at the facility resulting from the antiquated plant.

         The Company's gross profit was $7,061,000 for 1998 compared to $5,419,000 for 1997, a 30.3%, or $1,642,000 increase. The 1998 gross profit was improved principally by eliminating the high production costs at the Corson operations, partially offset by higher fuel costs in the first half of 1998.

         Selling, general and administrative ("SG&A") expenses decreased from $4,520,000 in 1997 to $3,489,000 in 1998, a 22.8% decrease. In 1997, SG&A was negatively impacted by a one-time severance payment due to a former employee under an employment agreement and additional professional consulting fees. SG&A expenses decreased as a percent of revenues to 12.1% in 1998, from 13.9% in 1997.
         Interest expense decreased by $342,000 in 1998 from 1997, as substantially all interest costs were capitalized in connection with the modernization and expansion project at the Texas facility.

         The Company's net income for 1998 decreased $167,000, or 5.4%, from $3,096,000 ($0.79 per share basic and $0.78 diluted) in 1997, to $2,929,000
($0.74 basic and diluted). This decrease is attributable principally to the favorable impact in 1997 of recognizing $2,300,000 ($0.59 basic and $0.58 diluted) in previously reserved deferred tax assets, which was partially offset by a loss of $405,000, net of tax benefit ($0.10 basic and diluted), on the sale of the Corson assets.

                                  1997 VS 1996

         Revenues decreased from $40,159,000 in 1996 to $32,404,000 in 1997, a decrease of $7,755,000 or 19.3%. This decrease was a result of a 17.9% decrease in sales volume, due to the sale of the Corson Lime Company assets in June 1997 as well as a reduction in sales at the Arkansas plant, and a 1.4% decrease in sales prices. Excluding Corson, revenues decreased by $825,000, or 2.9%, from 1996, resulting from a 1.9% decrease in sales volume and 1.0% decrease in sales prices. The decreased sales volume at Arkansas was partially due to the loss of a large pulverized limestone customer in 1996, as well as the loss of certain quicklime customers due to an inability to meet customer demand and increased competition in the area.

         The Company's gross profit was $5,419,000 for 1997 compared to $7,883,000 for 1996, a 31.3%, or $2,464,000 decrease. The decrease was the result of a number of factors: The lower sales volume, particularly at Arkansas, reduced the gross profit as fixed costs, including increased depreciation expense, were absorbed by fewer units. The increased cost of fuel, particularly natural gas prices, impacted all three plants. Corson's continued operating and productivity problems up to the date of sale, as well as the $506,000 loss on the sale of its assets, also contributed to the reduction in gross profit.

         SG&A expenses increased from $4,359,000 in 1996 to $4,520,000 in 1997, a 3.7% increase. SG&A expenses increased as a percent of revenues to 13.9% in 1997, from 10.9% in 1996. While SG&A expenses were reduced as a result of the sale of Corson's assets, SG&A was negatively impacted by a one-time severance payment due to a former employee under an employment agreement and additional professional consulting fees in 1997.

         Interest expense decreased by $195,000 in 1997 from 1996, due to lower debt outstanding and the capitalization of $85,000 in 1997 interest costs related to the modernization and expansion project at the Texas facility. Other, net, increased by $243,000 in 1997 from 1996. This increase was primarily due to increased interest income resulting from increased cash reserves, certain royalty income on stone sales from the Blum facility, and the sale of certain surplus Texas assets.

         Income tax expense (benefit) was impacted by the reduction in the deferred tax asset valuation allowance which produced a corresponding income tax benefit of $2,300,000 recorded in the second quarter of 1997. See Note 3 of Notes to Consolidated Financial Statements.

         The Company's net income for 1997 increased $494,000, or 19.0%, from $2,602,000 ($0.67 per share basic and $0.66 diluted) in 1996, to $3,096,000
($0.79 basic and $0.78 diluted). This increase is attributable principally to the 1997 recognition of $2,300,000 ($0.59 basic and $0.58 diluted) in previously reserved deferred tax assets, partially offset by a loss of $405,000, net of tax benefit ($0.10 basic and diluted), on the sale of the Corson assets.

FINANCIAL CONDITION.

         LIQUIDITY AND CAPITAL RESOURCES. In 1998, cash flow from operations was $5,434,000, a decrease of $1,830,000, or 25.2%, from 1997. The decrease was primarily related to the completion and paydown of the contractual liabilities associated with the Texas Lime plant modernization and expansion project.

         Capital expenditures for 1998 totaled $22,790,000, compared to $11,872,000 in 1997. Of the 1998 expenditures, approximately $17,394,000 related to the modernization and expansion project at the Texas facility, as compared to $6,720,000 of the 1997 expenditures.

         The Company has completed the modernization and expansion project at the Texas facility and has approved a similar project for the Arkansas facility. Excluding expenditures for the Company's planned modernization and expansion project at Arkansas Lime, the Company expects to spend approximately $2,000,000 to $3,000,000 per year over the next several years. These expenditures are considered normal recurring maintenance and re-equipping projects at the plant facilities to maintain or improve efficiency and reduce costs.

         The Texas project included the installation of a new stone crushing and handling system, the addition of a preheater to one of the existing kilns, additional storage, screening and shipping capacity, and a new support building to house a laboratory and administrative and shop facilities. The Texas improvements should allow the Company to better serve its customers and develop new markets by improving both quality and service. The stone crushing system will significantly reduce the amount of fines (undersized pebbles and dust) generated by production, thereby increasing yields while providing a more consistently sized stone for the kiln feed system which will increase production yield and improve fuel efficiency. The new stone handling system will significantly reduce trucking and labor costs in the quarry, as well as improve the reliability of the feed systems to both the kilns and the pulverized limestone plant. The additional storage will improve both kiln utilization and the plant's ability to meet peak customer demand. The storage, screening, and load-out facilities will also substantially reduce the amount of time required for the loading of bulk quicklime trucks. The preheater addition to the existing kiln, along with the improvement in the crushing system, will reduce fuel consumption and will also increase the plant's quicklime capacity by approximately 25%. These improvements will result in lower operating costs and in a more efficient utilization of the work force. Through December 31, 1998, the Texas modernization and expansion project cost an aggregate of approximately $24,650,000. The Texas project was financed through a combination of internally generated funds from operations, the proceeds from the sale of the Corson assets, and the Company's banking facilities.

         As currently planned, the Arkansas modernization and expansion project will be completed in two phases: Phase I will cover the redevelopment of the quarry plant, rebuilding of the railroad, establishment of an out-of-state terminal, and installation of a rotary kiln with a preheater, along with increased product storage and loading capacity. Depending on such factors as securing satisfactory permits and the availability of financing, Phase I is scheduled to be completed mid-year 2000.

         Phase II of the Arkansas project would further expand the plant capacity through the installation of a second kiln with additional storage capacity. Although the Company could determine to defer Phase II depending upon such factors as market demand and the availability of financing, it currently plans to complete Phase II in the first half of 2001.

         The Arkansas improvements should allow the Company to better serve its customers by improving both quality and service while increasing the production capacity of quicklime and hydrated lime. With the improvements, the Company expects to be in a better position to compete for customers who currently cannot use the Company's lime in their processes due to insufficient production capacity at the plant or quality constraints. The rotary kiln will have lower operating costs and a greater capacity than the six shaft kilns currently in use. In addition to increasing capacity, this kiln will also be able to consistently produce high-quality lime for use by certain manufacturing customers who currently do not buy lime from the Arkansas facility. The storage, screening, and load-out facilities will also substantially reduce the amount of time required for the loading of bulk quicklime trucks and railcars. The planned modernization and expansion project will increase both production and shipping capacity, will lower operating costs, and will allow for a more efficient utilization of the work force.

         Phase I of the Arkansas project is currently projected to cost approximately $21,500,000. If Phase II proceeds on schedule, it is currently estimated to cost approximately $11,000,000. The Company intends to finance the Arkansas project through a combination of internally generated funds and further bank borrowings. There can be no assurance that sufficient funds will be available to the Company to complete the Arkansas project as currently contemplated.

         The Company currently has a financing agreement with a commercial bank. On August 31, 1998, the Company amended its amended and restated loan agreement, which had been entered into in December 1997. The amendment to the agreement provides for a total of $18,500,000, on the five-year secured term loan, which matures in July 2003, and requires monthly principal repayments of $220,238 beginning on October 1, 1998. The amended agreement includes a separate secured line of credit of $5,000,000 for capital expenditures related to the Arkansas modernization and expansion project. This committed capital expenditure line of credit requires interest-only payments until its maturity in July 2000. The amended agreement provides for a $20,000,000 capital expenditure and acquisition line of credit, which remains subject to approval by the bank and matures in January 2000. The amended agreement also provides for a $4,000,000 revolving credit facility, which is secured and matures in January 2000. All of the facilities are secured by substantially all of the Company's assets and bear interest at the bank's prime rate plus a defined interest rate spread based upon the Company's then-current ratio of total funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA). However, at the option of the Company, all or any portion of the amounts outstanding can be converted into a LIBOR-based rate plus a defined interest rate spread based upon the Company's then-current ratio of total funded debt to EBITDA. The term loan and the committed capital expenditure line of credit bear interest at LIBOR plus 1.50%, and these rates increase to a maximum of LIBOR plus 2.75% if the Company's current ratio of funded debt to EBITDA reaches a ratio of 4 to 1. The revolving credit facility bears interest at LIBOR plus 1.40%, and its rate increases similar to the other loans based on the leverage of the Company.

         The Company is not contractually committed to any planned capital expenditures until actual orders are placed for equipment. At year end, the Company had no liability for open equipment and construction orders. Future billings related to the Arkansas modernization and expansion project will be recorded as work is performed and billed to the Company.

         ENVIRONMENTAL MATTERS. The Company's operations are subject to various environmental laws and regulations. In part in response to requirements of environmental regulatory agencies, the Company incurred capital expenditures of approximately $197,000 in 1998 and $117,000 in 1997. In the judgment of management, forecastable environmental expenditure requirements for the future are not of such dimension as to have a materially adverse effect on the Company's financial condition, results of operations, liquidity or competitive position. See "Business--Environmental Matters."

         YEAR 2000 COMPLIANCE. The Company is addressing the potential impact of the Year 2000 ("Y2K") issue on its operations. The Y2K problem arises because of computer programs which use two digits rather than four digits to define a year. This may result in miscalculations or complete system failures in processing data with programs using date sensitive information.

         The Company has inventoried its information technology ("IT") and non-IT systems, including embedded systems in its production operating equipment, in an effort to identify potential Y2K problems. The Company is in the process of assessing and quantifying the extent of potential problems. After prioritizing the problems uncovered, the Company will move to the remediation and testing phases of its Y2K compliance program, which it expects to complete by the third quarter of 1999.

         The Company currently uses certain customized accounting software which is not Y2K compliant. To address this problem, the Company has selected a commercially available accounting software which is currently scheduled to be installed by the second quarter of 1999. The cost of this installation will be approximately $200,000. In addition, the software used in the Company's production operations has either already been warranted by the suppliers or publishers to be Y2K compliant, or the suppliers and publishers have represented that such software will be compliant through upgrades that the Company will receive in 1999 under software maintenance agreements. The Company has not taken any steps to independently verify the truth of such warranties and representations, but has no reason to believe that the software is not, or will not be, compliant. The Company does not currently believe that the amount of non-compliant IT and non-IT equipment used in other systems will be found to be significant, nor will the cost to modify or replace such equipment be material.

         The Company also intends to obtain confirmation from its suppliers and customers that they are or will be Y2K compliant. The costs of seeking such third-party confirmation are minimal. The Company believes that it will not be practical to independently verify the responses received because it does not believe that the Company would be given access to carry out such verification or that the costs of doing so would be justifiable given the fact that no single supplier or distributor is material to the Company and its operations. The cost of replacing, or of implementing alternative means of communication with, non-compliant or non-responsive suppliers will not be possible to determine until the review process has been completed.

         Assuming that there are no serious systemic failures in external services, such as power or telephone outages, banking disruptions, interruptions of the U.S. mail or private delivery services, or air, rail, or trucking transportation difficulties, the Company believes that its most reasonably likely worst case scenario is that it will experience a number of minor system malfunctions, errors, and delays during the early weeks of the Year 2000. Such problems could include production disruptions and inefficiencies, difficulties in processing orders and invoicing customers, and delays in ordering supplies and paying suppliers. Although it is less likely, as a result of Y2K problems, the Company could also experience delays and disruptions in completing the planned Arkansas modernization and expansion project on time and at the costs currently projected. Lastly, the Company could, depending upon the response to Y2K problems by its customers and their industries, experience a decline in customer demand and in the markets for its products.

         While the Company will not complete its contingency planning until specific Y2K problems are fully identified, quantified, and prioritized, it has begun to identify the types of actions and alternatives that it may have to consider in order to ensure continuity of operations and service to customers. These include making sure that manual override systems are fully functional, reverting to paper processes to handle information storage, transmission, and retrieval, stockpiling certain supplies and spare parts, and acquiring and installing additional computer and mechanical components and systems. Each such response could require additional manpower and supervision, may involve increased costs to the Company, and could result in a decrease in revenues and profits. As to the potential for a decline in customer demand, the Company believes that, although it markets and sells its products on a regional basis, its customer base is widely diversified among various industries, and among various purchasers within a given industry, and the Company intends to continue during 1999 to seek to strengthen and diversify further its customer base. Other than as a result of serious systemic failures in external services, or due to a significant and extended decline in customer demand as a result of an inadequate response to the Y2K problem by the Company's customers and their industries, the Company does not expect the Y2K challenge to have a material adverse effect on its financial condition, results of operations, or cash flows.

         FORWARD-LOOKING STATEMENTS. Any statements contained in this Annual Report that are not statements of historical fact are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements in this Report, including without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions, and adequacy of resources, are identified by such words as "will," "could," "should," "believe," "expect," "intend," "plan," "schedule," "estimate," and "project." The Company undertakes no obligation to publicly update or revise any forward-looking statements. Investors are cautioned that forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from expectations, including without limitation the following: (i) the Company's plans, strategies, objectives, expectations, and intentions are subject to change at any time at the discretion of the Company; (ii) the Company's plans and results of operations will be affected by the Company's ability to manage its growth and modernization; and (iii) other risks and uncertainties set forth below or indicated from time to time in the Company's filings with the Securities and Exchange Commission.

RISK FACTORS.

         ADVERSE EFFECTS OF LEVERAGE AND RESTRICTIONS IMPOSED BY TERMS OF THE COMPANY'S INDEBTEDNESS. Following the closing of any further debt financing required to complete the planned Arkansas modernization and expansion project, the Company may be significantly more leveraged than it has been in the recent past, and a substantial portion of its cash flows from operations will be dedicated to the payment of principal and interest on indebtedness. As of December 31, 1998, with the borrowings that the Company incurred in connection with the modernization and expansion of its Texas plant, the Company's total consolidated indebtedness and total stockholders' equity were $18.8 million and $26.7 million, respectively, and total indebtedness represented 41.3% of total capitalization. The ability of the Company to service its debt and to comply with the financial and restrictive covenants contained in its loan agreements will depend upon its future performance and business growth which, in turn, are subject to financial, economic, competitive, and other factors, many of which are beyond the Company's control. In particular, the Company's ability to service its indebtedness will depend upon its ability to generate higher levels of revenues and cash flows through the modernization and expansion of the Texas and Arkansas plants. While the Company believes that it will be able to generate sufficient cash flow to cover required debt service payments, no assurance can be given to that effect.

         INABILITY TO OBTAIN PERMITTING FOR THE ARKANSAS PLANT. The permitting process for lime manufacturing facilities is costly as well as time consuming. All lime manufacturing facilities which are to be modernized or expanded must complete several permitting steps: First, if additional real estate is to be acquired in conjunction with the modernization or expansion project, the real estate may have to be zoned accordingly. Secondly, the facility will need to obtain a Prevention of Significant Deterioration ("PSD") permit. This permit covers air emissions generated at the facility and must be filed with the Arkansas Department of Pollution Control and Ecology for initial screening. Third, once the state has determined that the project warrants further review, the application is then reviewed by the U.S. Environmental Protection Agency. There can be no assurance that the Company will obtain a PSD permit, or that the permit will contain emission limits and performance criteria that the proposed plant can meet. The Company could be forced to abandon its Arkansas redevelopment plans unless an acceptable permit is obtained.

         INABILITY TO COMPLETE THE ARKANSAS PROJECT. Construction of the Arkansas project may be significantly delayed or may not be completed at all as a result of problems frequently associated with construction projects, including delays in construction, cost overruns, labor problems, and the inability to obtain required governmental approvals, licenses, and permits or the funds required to complete the project. The construction of the Arkansas project could also have a material adverse effect on the Company due to the impact of start-up costs and the potential for under-utilization, especially in the start-up phase. No assurance can be given that operation of the Arkansas project will be implemented, that the Company will be able to sell its products once increased production has commenced, or that any such sales will be profitable. The Company may be required to obtain additional financing should the actual costs of the Arkansas project exceed the Company's then-available funds. In such event, the Company may decide to incur additional indebtedness to pay for construction or other expansion costs, which, if available, could have a further material adverse effect on the Company.

         INABILITY TO REDEVELOP THE ARKANSAS LIME MARKET. Over the past decade, Arkansas Lime Company has lost various accounts due to poor product quality and service. While product quality and service should improve at Arkansas Lime after completion of the modernization and expansion project, there is no assurance that the Company will be able to reestablish accounts with several customers that previously purchased products from Arkansas Lime.

         COMPETITION. The lime industry is highly regionalized and competitive. The Company's competitors include both public and private companies. The primary competitive factors in the lime industry are quality, price, proximity to the customer, personal relationships, and timeliness of deliveries, with varying emphasis on these factors depending upon the specific product application. To the extent that one or more of the Company's competitors becomes more successful with respect to any key competitive factor, the Company's business could be materially adversely affected. Although demand for lime has been relatively strong in recent years, the Company is unable to predict future demand and prices, and there can be no assurance that current levels of demand and pricing will continue or that any future price increases can be sustained. Additionally, other lime producers may have a competitive advantage over the Company in markets outside of the Company's primary markets because of the strategic location of their plants as well as other cost efficiencies, such as the ability to spread fixed costs over several plants.

         INDUSTRY CONSOLIDATION. There is a continuing trend of consolidation in the lime and limestone industry. Currently, the three largest lime companies in North America operate 42 plants and 5 remote hydrating plants, accounting for approximately 67% of total lime production. In addition to, and often in conjunction with, consolidations, many producers have undergone modernization and expansion projects to upgrade their processing equipment in an effort to improve their operating efficiency and competitive position. As industry consolidation continues, the Company will continue to evaluate external opportunities for expansion, as well as pursuing its own modernization and expansion project at its Arkansas plant, in an effort to remain competitive, protect its markets, and position itself for the future. There can be no assurance that the Company will have sufficient financial and management resources to implement this strategy, or to pursue successfully acquisition opportunities should they arise, while the Company is engaged in the Arkansas project. Therefore, the Company may be required to revise its strategy, or otherwise find ways to enhance the value of the Company, including by entering into strategic partnerships, mergers, or other transactions.

         DEPENDENCE ON KEY MANAGEMENT PERSONNEL. The Company's success depends in large part upon the continued service of Herbert G.A. Wilson, President, Chief Executive Officer, and a Director; Bill R. Hughes, Senior Vice President - Sales and Marketing; Johnney G. Bowers, Vice President - Manufacturing; and Richard D. Murray, Vice President - Engineering. The loss of the services of one or all of these individuals or other key personnel could have a material adverse effect on the Company. There can be no assurance that the Company's existing management team will be able to manage the growth and modernization, or that the Company will be able to attract and retain additional qualified personnel as needed in the future.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

                                      NONE

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.



         INDEX TO CONSOLIDATED FINANCIAL STATEMENTS.

         Report of Independent Auditors                                                     F1

         Consolidated Financial Statements:
                Consolidated Balance Sheets as of December 31, 1998 and 1997                F2

                Consolidated Statements of Income for the Years Ended
                    December 31, 1998, 1997 and 1996                                        F4

                Consolidated Statements of Stockholders' Equity for
                    the Years Ended December 31, 1998, 1997 and 1996                        F5

                Consolidated Statements of Cash Flows for the Years
                    Ended December 31, 1998, 1997 and 1996                                  F6

                Notes to Consolidated Financial Statements                                  F7

                         REPORT OF INDEPENDENT AUDITORS






The Board of Directors and Stockholders
United States Lime & Minerals, Inc.




We have audited the consolidated balance sheets of United States Lime & Minerals, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of United States Lime & Minerals, Inc. and subsidiaries as of December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.



                                                      ERNST & YOUNG LLP



Dallas, Texas
January 19, 1999




                                      -F1-

              UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)


                                                                           December 31,
                                                                    -------------------------
                            ASSETS                       Notes           1998        1997
                                                      -----------   ------------  -----------
     Current assets:
         Cash and cash equivalents                                  $        688        2,787
         Trade receivables, net                            1               3,360        3,624
         Inventories                                       1               3,154        3,001
         Prepaid expenses and other assets                                   139          111
                                                                    ------------   ----------
              Total current assets                                         7,341        9,523



     Property, plant and equipment, at cost:               1
         Land                                                              2,991        2,764
         Building and building improvements                                1,820          736
         Machinery and equipment                                          67,151       47,631
         Furniture and fixtures                                              631          556
         Automotive equipment                                                635          615
                                                                    ------------   ----------
                                                                          73,228       52,302
         Less accumulated depreciation                                   (32,152)     (30,896)
                                                                    ------------   ----------
              Property, plant and equipment, net                          41,076       21,406

     Deferred tax assets, net                              3               2,465        2,537
     Other assets, net                                     1                 208           54
                                                                    ------------   ----------

              TOTAL ASSETS                                          $     51,090       33,520
                                                                    ============   ==========


           See accompanying notes to consolidated financial statements


                                      -F2-

              UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

                             (dollars in thousands)




                                                                                             December 31,
                        LIABILITIES AND                                       ---------------------------------------
                     STOCKHOLDERS' EQUITY                       Notes              1998                      1997
                                                             -----------      -------------             -------------
     Current liabilities:
         Current installments of long-term debt                   2           $      2,643                      1,071
         Accounts payable - trade                                                    3,668                      4,437
         Accrued expenses:
              Salaries and wages                                                       113                        447
              Insurance costs                                                          289                        461
              Other expenses                                                         1,264                        686
                                                                              ------------                 ----------
                  Total current liabilities                                          7,977                      7,102
     Long-term debt, excluding current installments               2                 16,196                      2,167
     Other liabilities                                                                 253                        101
                                                                              ------------                 ----------
              TOTAL LIABILITIES                                                     24,426                      9,370

     Commitments and contingencies                                6                  -                           -


     Stockholders' equity:                                      2,4,5
         Preferred stock, $5 par value;
              authorized 500,000 shares; none issued                                 -                           -
         Common stock, $0.10 par value; authorized
              15,000,000 shares; issued 5,294,065 shares                               529                        529
         Additional paid-in capital                                                 14,866                     15,135
         Retained earnings                                                          25,243                     22,729
         Less treasury stock at cost; 1,316,876 shares
              and 1,342,212 shares of common stock                                 (13,974)                   (14,243)
                                                                              ------------                 ----------
                  Total stockholders' equity                                        26,664                     24,150
                                                                              ------------                 ----------
              TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $     51,090                     33,520
                                                                              ============                 ==========





           See accompanying notes to consolidated financial statements




                                      -F3-

              UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                (dollars in thousands, except per share amounts)


                                                                                    Years Ended December 31,
                                                                       ----------------------------------------------------
                                                         Notes             1998                1997               1996
                                                      -----------      -------------      --------------      -------------
     Revenues                                                          $    28,769              32,404             40,159
     Cost of revenues:
         Labor and other operating expenses                                 18,920              23,548             28,684
         Depreciation, depletion and amortization                            2,788               3,437              3,592
                                                                       -----------            --------          ---------
                                                                            21,708              26,985             32,276
                                                                       -----------            --------          ---------
              GROSS PROFIT                                                   7,061               5,419              7,883

     Selling, general and administrative expenses                            3,489               4,520              4,359
                                                                       -----------            --------          ---------
              OPERATING PROFIT                                               3,572                 899              3,524

     Other deductions (income):
         Interest expense                                  2                    26                 368                563
         Loss (gain) on sale of assets, net                                    124                  14                (21)
         Other, net                                                           (432)               (477)              (234)
                                                                       -----------            --------          ---------
                                                                              (282)                (95)               308
                                                                       -----------            --------          ---------
              INCOME BEFORE TAXES                                            3,854                 994              3,216
     Income tax expense (benefit), net                     3                   925              (2,102)               614
                                                                       -----------            --------          ---------
              NET INCOME                                               $     2,929               3,096              2,602
                                                                       ===========            ========          =========

     INCOME PER SHARE OF COMMON STOCK:                    1,8

         Basic earnings per common share                               $      0.74                0.79               0.67
                                                                       ===========            ========          =========
         Diluted earnings per common share                             $      0.74                0.78               0.66
                                                                       ===========            ========          =========







           See accompanying notes to consolidated financial statements




                                      -F4-

              UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (dollars in thousands)



                  Years Ended December 31, 1998, 1997 and 1996


                                              Common Stock
                                       ------------------------        Additional
                                          Shares                        Paid-In       Retained        Treasury
                                       Outstanding      Amount          Capital       Earnings         Stock         Total
                                       ------------  ----------       ----------    -----------     -----------    ---------
BALANCES AT DECEMBER 31, 1995           3,836,063    $      529        15,848         17,844        (15,472)        18,749

     Stock options exercised               85,790          --            (537)          --              910            373

     Common stock dividends                  --            --            --             (389)          --             (389)

     Adjustments to reflect minimum
         pension liability                   --            --            --             (169)          --             (169)

     Net income                              --            --            --            2,602           --            2,602
                                        ---------    ----------       -------       --------        -------      ---------

BALANCES AT DECEMBER 31, 1996           3,921,853    $      529        15,311         19,888        (14,562)        21,166

     Stock options exercised               30,000          --            (176)          --              319            143

     Common stock dividends                  --            --            --             (394)          --             (394)

     Adjustments to reflect minimum
         pension liability                   --            --            --              139           --              139

     Net income                              --            --            --            3,096           --            3,096
                                        ---------    ----------       -------       --------        -------      ---------

BALANCES AT DECEMBER 31, 1997           3,951,853    $      529        15,135         22,729        (14,243)        24,150

     Stock options exercised               25,336          --            (269)          --              269           --

     Common stock dividends                  --            --            --             (396)          --             (396)

     Adjustments to reflect minimum
         pension liability                   --            --            --              (19)          --              (19)

     Net income                              --            --            --            2,929           --            2,929
                                        ---------    ----------       -------       --------        -------      ---------

BALANCES AT DECEMBER 31, 1998           3,977,189    $      529        14,866         25,243        (13,974)        26,664
                                        =========    ==========     =========      =========      =========      =========




           See accompanying notes to consolidated financial statements




                                      -F5-

              UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)



                                                                   Years Ended December 31,
                                                            --------------------------------------
                                                               1998           1997          1996
                                                            ---------      ----------    ---------
OPERATING ACTIVITIES:
  Net income                                                $  2,929         3,096         2,602

  Adjustments to reconcile net income
  to net cash provided by operations:
         Depreciation, depletion and amortization              2,925         3,503         3,757
         Amortization of financing costs                        --              50           101
         Deferred income taxes (benefit)                          72        (2,537)         --
         Loss (gain) on sale of assets                           124            14           (21)
         Loss on sale of Corson Lime Company assets             --             506          --

         Changes in assets and liabilities:
             (Increase) / decrease in trade receivables          264         1,528           357
             (Increase) / decrease in inventories               (153)          332           278
             (Increase) / decrease in prepaid expenses           (28)          (19)         (200)
             (Increase) / decrease in other assets              (154)          292            93
             Increase / (decrease) in accounts payable
                 and accrued expenses                           (697)          973           121
             Increase / (decrease) in other liabilities          152          (474)          (38)
                                                            --------      --------      --------

  Total adjustments                                            2,505         4,168         4,448
                                                            --------      --------      --------

    Net cash provided by operations                         $  5,434         7,264         7,050

INVESTING ACTIVITIES:
  Purchase of property, plant and equipment                 $(22,790)      (11,872)       (6,121)
  Proceeds from sale of Corson Lime Company
    assets, net of expenses                                     --           7,745          --
  Proceeds from sales of property, plant and equipment            71            44            69
                                                            --------      --------      --------

    Net cash used in investing activities                   $(22,719)       (4,083)       (6,052)

FINANCING ACTIVITIES:
  Proceeds from exercise of stock options                   $   --             143           373
  Payment of common stock dividends                             (396)         (394)         (389)
  Proceeds from borrowings                                    16,357         2,900           800
  Repayments of debt                                            (756)       (4,043)       (1,943)
  Repayment of pension fund liability                            (19)         --            --
                                                            --------      --------      --------

    Net cash provided by (used in) financing activities     $ 15,186        (1,394)       (1,159)
                                                            --------      --------      --------

    Net increase (decrease) in cash and
         cash equivalents                                     (2,099)        1,787          (161)
  Cash and cash equivalents at beginning of period             2,787         1,000         1,161
                                                            --------      --------      --------


  Cash and cash equivalents at end of period                $    688         2,787         1,000
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


                  Years Ended December 31, 1998, 1997 and 1996




(1)      Summary of Significant Accounting Policies

         (a)      Organization

                  The Company is a manufacturer of lime and limestone products supplying primarily the steel, paper, agriculture, municipal sanitation and water treatment, and construction industries. The Company is headquartered in Dallas, Texas and operates lime and limestone plants in Arkansas and Texas through its wholly owned subsidiaries, Arkansas Lime Company and Texas Lime Company, respectively. Through June 21, 1997, the Company also operated in Pennsylvania through a wholly owned subsidiary, Corson Lime Company (see Note 7 of Notes to Consolidated Financial Statements).

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

                  Supplemental cash flow information is presented below:


                                                                                  1998         1997       1996
                                                                                --------      ------     ------
                      Cash paid during the period for:
                           Interest (net of amounts capitalized)                $    900        321        450
                                                                                 =======      =====      =====
                           Income taxes                                         $    439        654        902
                                                                                 =======      =====      =====


         (e)      Trade Receivables

                  Trade receivables are presented net of the related allowance for doubtful accounts, which totaled $52 and $80 at December 31, 1998 and 1997, respectively.



                                      -F7-

              UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (dollars in thousands, except per share amounts)



         (f)      Inventories

                  Inventories are valued principally at the lower of cost or market determined using the average cost method. Such costs include materials, labor, and production overhead.

                  A summary of inventories is as follows:

                                                                                  December 31,
                                                                           ------------------------
                                                                              1998           1997
                                                                           ---------       --------
                           Lime and limestone inventories:
                               Raw materials                               $     927            624
                               Finished goods                                    671            844
                                                                           ---------       --------
                                                                               1,598          1,468
                           Service parts inventories                           1,556          1,533
                                                                           ---------       --------
                                                                           $   3,154          3,001
                                                                           =========       ========


         (g)      Property, Plant, and Equipment

                  For constructed assets, the capitalized cost includes the cash price paid by the Company for labor and materials plus interest and project management costs that are directly related to the constructed assets. Total interest costs of $962 and $85 were capitalized for the years ended December 31, 1998 and 1997. No interest was capitalized in 1996. Depreciation of property, plant, and equipment is being provided for by the straight-line and declining-balance methods over estimated useful lives as follows:



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

                  The Company reviews its long-term assets for impairment in accordance with the guidelines of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"). SFAS 121 requires that, when changes in circumstances indicate that the carrying amount of an asset may not be recoverable, the Company should determine if impairment of value exists. Impairment is measured as the amount by which the carrying amount of the asset exceeds the expected future undiscounted cash flows from the use and eventual disposal of the assets under review. Any write-downs are treated as a permanent reduction in the carrying value of the assets.




                                      -F8-

              UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (dollars in thousands, except per share amounts)


         (h)      Other Assets

                  Other assets consist of the following:

                                                                         December 31,
                                                                   ---------------------
                                                                      1998        1997
                                                                   ---------    --------
                               Deferred stripping costs            $      56          -
                               Deferred financing costs                  152          54
                                                                   ---------    --------
                                                                   $     208          54
                                                                   =========    ========

                  Deferred stripping costs related to Arkansas Lime Company will be amortized by the straight line method over 12 months in 1999. Deferred financing costs are expensed over the shorter of the life of the debt or expected life of the loan using the straight-line method.


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


         (k)      Earnings Per Share of Common Stock

                  Effective December 31, 1997, Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), was implemented by the Company. SFAS 128 requires the presentation of basic and diluted earnings per share for all periods presented. As such, earnings per share for prior years have been restated and are presented in accordance with the guidelines of SFAS 128. See Note 8 of Notes to Consolidated Financial Statements.






                                      -F9-

              UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (dollars in thousands, except per share amounts)


(2)      Long-Term Debt

                  The Company has a financing agreement with a commercial bank. On August 31, 1998, the Company amended its amended and restated loan agreement, which had been entered into in December 1997. The amendment to the agreement provides for a total of $18,500,000, on the five-year secured term loan, which matures in July 2003, and requires monthly principal repayments of $220,238 beginning on October 1, 1998. The amended agreement includes a separate secured line of credit of $5,000,000 for capital expenditures related to the Arkansas modernization and expansion project. This committed capital expenditure line of credit requires interest-only payments until its maturity in July 2000. The amended agreement provides for a $20,000,000 capital expenditure and acquisition line of credit, which matures in January 2000. The $4,000,000 revolving credit facility is secured and its maturity is January 2000. All three of the facilities are secured by substantially all of the Company's assets and bear interest at the bank's prime rate plus a defined interest rate spread based upon the Company's then-current ratio of total funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA). However, at the option of the Company, all or any portion of the amounts outstanding can be converted into a LIBOR-based rate plus a defined interest rate spread based upon the Company's then-current ratio of total funded debt to EBITDA. The term loan and the committed capital expenditure line of credit bear interest at LIBOR plus 1.50%, and these rates increase to a maximum of LIBOR plus 2.75% if the Company's current ratio of funded debt to EBITDA reaches a ratio of 4 to 1. The revolving credit facility bears interest at LIBOR plus 1.40%, and its rate increases similar to the other loans based on the leverage of the Company.

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

         In the event of the early termination of the term debt obligations, or an early termination of the Swap Agreement, any realized gain or loss from the Swap Agreement would be recognized as an adjustment to interest expense.

         For amounts not otherwise fixed under the Swap Agreement, the Company has elected the LIBOR-based interest option for the debt outstanding under the term loan.

         A summary of long-term debt is as follows:

                                                       December 31,
                                                   -------------------
                                                     1998        1997
                                                   -------     -------
Term loan                                          $17,839       3,238
Revolving credit facility                            1,000        --
                                                   -------     -------
   Subtotal                                         18,839       3,238

Less current installments                            2,643       1,071
                                                   -------     -------

Long-term debt, excluding current installments     $16,196       2,167
                                                   =======     =======




                                     -F10-

              UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (dollars in thousands, except per share amounts)

         Amounts payable on the long-term debt outstanding as of December 31, 1998 to be paid in 1999 and thereafter are: 1999, $2,643; 2000, $2,643; 2001,
$2,643; 2002, $2,643; 2003 and thereafter, $5,624.

         The carrying amount of the Company's long-term debt approximates its fair value.

(3)      Income Taxes

         Income tax expense (benefit) for the years ended December 31, 1998, 1997 and 1996 was as follows:

                                        1998        1997       1996
                                       ------     -------     ------
Current income tax expense             $  853        435         614
Deferred income tax expense                72       (237)       --
                                       ------     ------      ------
Income tax expense                        925        198         614

Recognition of previously reserved
    deferred tax assets                  --       (2,300)       --
                                       ------     ------      ------

Income tax expense (benefit), net      $  925     (2,102)        614
                                       ======     ======      ======


         A reconciliation of income taxes computed at the federal statutory rate to income tax expense (benefit) for the years ended December 31, 1998, 1997 and 1996 is as follows:


                                              1998                    1997                     1996
                                       ---------------------    --------------------    ---------------------
                                                   Percent                 Percent                   Percent
                                                  of pretax               of pretax                 of pretax
                                        Amount     income        Amount    income        Amount      income
                                       --------   ----------    --------  ----------    ---------  ----------
         Income taxes computed at
  the federal statutory rate           $ 1,310      34.0 %         338      34.0 %        1,093      34.0 %
Increase (reductions) in
  taxes resulting from:
      Recognition of previously
        reserved deferred
        tax assets                        --          --        (2,300)      (231.4)       --        --
      General business credit
        carryforwards                     --          --          --         --            (162)     (5.0)
      Statutory depletion in
        excess of cost depletion          (439)      (11.0)       (431)       (43.4)       (415)     (12.9)
      State income taxes, net of
        federal income tax benefit          39         1.0         191         19.2         131       4.0
      Other                                 15        --           100         10.1         (33)     (1.0)
                                       -------      ------     -------      -----       -------      ----
Income tax expense
   (benefit), net                      $   925      24.0 %      (2,102)      (211.5)%       614      19.1 %
                                       =======      ======     =======      =====       =======      ====


         As reported in the Company's consolidated financial statements and notes contained in its Form 10-K for the year ended December 31, 1996, the Company had deferred tax assets which were previously fully reserved by a valuation allowance in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). The unrecognized deferred tax




                                     -F11-

              UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (dollars in thousands, except per share amounts)


         assets related primarily to net operating loss carryforwards, general business credit carryforwards, and alternative minimum tax credit carryforwards.

         Generally, the provisions of SFAS 109 require deferred tax assets to be reduced by a valuation allowance if, based on the weight of available evidence, it is "more likely" than not that some portion or all of the deferred tax assets will not be realized. SFAS 109 requires an assessment of all available evidence, both positive and negative, to determine the amount of any required valuation allowance. No benefit was given to the deferred tax assets at December 31, 1996 due to uncertainties related to their utilization. As a result of the sale of the Corson assets (see Note 7 of Notes to Consolidated Financial Statements), the Company reviewed the deferred tax assets and concluded that the uncertainties as to their realization had been favorably resolved, in that the net operating loss carryforwards and the general business credit carryforwards are expected to be fully utilized. The Company's future taxable income, enhanced by the sale of the Corson assets, indicates future utilization of the alternative minimum tax credit carryforwards in the future. The post-Corson sale assessment as to the ultimate realization of the deferred tax assets indicates that it is more likely than not that the deferred tax assets will be realized. As a result, the Company reduced the deferred tax assets' valuation allowance in the second quarter of 1997 by $2,300, recording the deferred tax assets and recognizing that amount in federal and state income tax expense (benefit), net. At December 31, 1998, the Company had deferred tax liabilities of $637 and deferred tax assets of $3,102. The principal temporary difference related to the deferred tax liabilities was depreciation ($402). The principal temporary difference related to the deferred tax assets was the alternative minimum tax credit carryforwards ($2,854). At December 31, 1997, the Company had deferred tax liabilities of $629, deferred tax assets of $3,166. The principal temporary difference related to the deferred tax liabilities was depreciation ($344). The principal temporary differences related to the deferred tax assets were the tax benefit of NOL carryforwards ($279) and alternative minimum tax credit carryforwards ($2,777).

(4)      Employee Retirement Plans

         The Company had a noncontributory defined benefit pension plan that covered substantially all union employees previously employed by its wholly-owned subsidiary, Corson. Benefits for the Corson Lime Union Pension Plan (the "Corson Plan") were based on certain multiples of years of service. In June 1997, the Company sold substantially all of the assets of Corson to an unrelated third party. In connection with the sale of the assets, the Board of Directors resolved that all active participants in the Corson Plan as of July 31, 1997 would be fully vested and that no employee would be admitted to the Corson Plan after July 31, 1997. The Board of Directors further resolved that all benefit accruals under the Corson Plan would cease as of July 31, 1997. There was no material impact on the net assets of the Corson Plan as of December 31, 1997 as a result of the freezing of the Plan.

         In conjunction with the freezing of the Corson Plan, the Company determined that it was in its best interest to fully fund the Corson Plan so as to minimize any future impact on the Company's results of operations. The 1997 contribution of $607 was intended to provide for all benefits earned for the participants' vested benefits under the Corson Plan. In 1998, the Company made a final payment of




                                     -F12-

              UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (dollars in thousands, except per share amounts)

         $19 to fully fund the Plan. The Company funded pension costs of $19 for 1998, $607 for 1997 and $162 for 1996.

         The Company also has a contributory retirement (401(k)) savings plan for nonunion employees. The Company contributions to the plan were $50 during 1998, $46 during 1997 and $61 during 1996. The Company has a contributory retirement (401(k)) savings plan for union employees of Texas Lime Company. The Company contributions to this plan were $20 in 1998, $13 in 1997 and $14 in 1996.

         In December 1986, the Company purchased 1,550,000 shares of its outstanding common stock, accounted for as treasury stock in the consolidated balance sheets, for $10.50 per share. Subsequent to that purchase, 300,000 shares, after stock split, were sold to the Employee Stock Ownership Plan ("ESOP") for $8.20 per share. The ESOP covers substantially all full-time nonunion employees and is designed to invest primarily in the Company's common stock. Contributions to the ESOP are currently made at the option of the Company. The Company did not make a contribution during 1998, 1997 or 1996.

(5)      Stock Option Plan

         The Company has a stock option plan under which options for shares of common stock may be granted to key employees. The options expire ten years from the date of grant and generally become exercisable after the expiration of one year from the grant date. As of December 31, 1998, 11,000 shares were available for future grant under this plan.

         A summary of the Company's stock option activity and related information for the years ended December 31, 1998, 1997 and 1996 is as follows:

                                                 1998                     1997                    1996
                                          ---------------------   ---------------------    ---------------------
                                                       Weighted               Weighted                  Weighted
                                                        Average                Average                  Average
                                                       Exercise               Exercise                  Exercise
                                          Options        Price      Options     Price      Options       Price
                                          --------    ---------   ----------    ------     ---------   ---------
Outstanding at beginning of year           187,210      $6.90       252,210      $6.83       355,000      $6.34
     Granted                                62,500       7.00          --         --            --         --
     Exercised (a)                         (92,210)      6.27       (30,000)      4.75       (92,790)      4.80
     Forfeited                              (3,500)      7.00       (35,000)      8.25       (10,000)      8.25
                                         ---------      -----     ---------      -----     ---------      -----

Outstanding at end of year                 154,000       7.32       187,210       6.90       252,210       6.83
                                         =========      =====     =========      =====     =========      =====

Exercisable at end of year                  95,000       6.90       187,210       6.90       252,210       6.83
                                         =========      =====     =========      =====     =========      =====

Weighted average fair value of
     options granted during the year                     1.84                    $  --                    $  --
                                                        =====                    =====                    =====

Weighted average remaining
     contractual life in years                           7.00                     7.12                     8.13
                                                        =====                    =====                    =====

         (a) In connection with the exercise of stock options in 1996 and 1998 respectively, certain option holders exchanged shares, and treasury stock was used in part or total to satisfy the exercise of such options.

             SFAS 123 requires the disclosure of pro forma net income and income per share of common stock information computed as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair-value-based method set forth in SFAS 123. The fair



                                     -F13-

              UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (dollars in thousands, except per share amounts)


         value for these options was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions for the 1998 grant: a risk-free interest rate of 6%; a dividend yield of 2%; and a volatility factor of 0.34. In addition, the fair value of these options was estimated based on an expected life of three years.

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

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the expected life of the options. The Company's pro forma information follows:

                                              1998           1997       1996
                                           ---------      ---------   ----------
        Pro forma net income               $   2,811        3,035        2,495

        Pro forma earnings per share:
            Basic earnings per share       $    0.71         0.77         0.64
            Diluted earnings per share     $    0.71         0.77         0.63

(6)      Commitments and Contingencies

         The Company leases some of the equipment used in its operations. Generally, the leases are for periods varying from one to five years and are renewable at the option of the Company. Total rent expense was $185 for 1998, $280 for 1997 and $75 for 1996. As of December 31, 1998,
         future minimum payments under noncancelable operating leases are $36 for 1999, and none thereafter.

         The Company is party to lawsuits and claims arising in the normal course of business, none of which, in the opinion of management, is expected to have a material adverse effect on the Company's financial condition, results of operation, or cash flows.

(7)      Sale of Corson Lime Company Assets

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



                                     -F14-

              UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (dollars in thousands, except per share amounts)



(8)      Earnings Per Share

         The following table sets forth the computation of basic and diluted earnings per share:

                                                                December 31,
                                                 -----------------------------------------
                                                    1998            1997          1996
                                                 -----------    ------------    ----------
Numerator:
 Net income for basic and diluted
  earnings per common share                       $    2,929          3,096          2,602

Denominator:
 Denominator for basic earnings per
  common share - weighted-average shares           3,967,247      3,929,579      3,890,646

 Effect of dilutive securities:
  Employee stock options                               3,755         15,928         55,071
                                                  ----------     ----------     ----------

 Denominator for diluted earnings per
  common share - adjusted weighted-average
  shares and assumed conversions                   3,971,002      3,945,507      3,945,717
                                                  ==========     ==========     ==========

Basic earnings per common share                   $     0.74           0.79           0.67
                                                  ==========     ==========     ==========
Diluted earnings per common share                 $     0.74           0.78           0.66
                                                  ==========     ==========     ==========






                                     -F15-

              UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (dollars in thousands, except per share amounts)



(9)      Summary of Quarterly Financial Data (unaudited)

                                                     1998
                                --------------------------------------------------
                                MARCH 31,   JUNE 30,  SEPTEMBER 30,   DECEMBER 31,
                                ---------  ---------  -------------   ------------
Revenues                         $6,469      8,016        7,423          6,861
                                 ------     ------       ------         ------
Gross profit                      1,276      2,169        1,819          1,797
                                 ------     ------       ------         ------
Net income                          303      1,063          776            787
                                 ======     ======       ======         ======

Net income per common share:
  Basic earnings per share       $ 0.08       0.27         0.19           0.20
                                 ======     ======       ======         ======
  Diluted earnings per share     $ 0.08       0.27         0.19           0.20
                                 ======     ======       ======         ======


                                                    1997
                                -------------------------------------------------
                                MARCH 31,    JUNE 30,  SEPTEMBER 30, DECEMBER 31,
                                ---------    --------- ------------  ------------
Revenues                         $ 7,808      10,350       7,725       6,521
                                 -------      ------     -------     -------
Gross profit                         595       1,118       2,521       1,185
                                 -------      ------     -------     -------
Net income                          (488)      2,176(a)    1,321          87
                                 =======      ======     =======     =======

Net income per common share:
  Basic earnings per share       $ (0.12)       0.55(a)     0.34        0.02
                                 =======      ======     =======     =======
  Diluted earnings per share     $ (0.12)       0.55(a)     0.33        0.02
                                 =======      ======     =======     =======



        (a) Reference is made to Note (3), Income Taxes and Note (7), Sale of Corson Lime Company Assets.




                                     -F16-

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.


                                      NONE




                                    PART III

         The information required in response to Items 10, 11, 12 and 13 is hereby incorporated by reference to the information under the captions "Election of Directors," "Executive Officers of the Company Who Are Not Also Directors," "Executive Compensation," "Voting Securities and Principal Shareholder" and "Shareholdings of Company Directors and Executive Officers" in the definitive Proxy Statement for the Company's 1999 Annual Meeting of Shareholders. The Company anticipates that it will file the definitive Proxy Statement with the Securities and Exchange Commission on or before April 30, 1999.





                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.


         (a)  1. The following financial statements are included in Item 8:

                 Report of Independent Auditors

                 Consolidated Financial Statements:

                      Consolidated Balance Sheets as of December 31, 1998 and 1997;

                      Consolidated Statements of Income for the Years Ended December 31, 1998, 1997 and 1996;

                      Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1998, 1997 and 1996;

                      Consolidated Statements of Cash Flows for the Years Ended December 31, 1998, 1997 and 1996; and

                      Notes to Consolidated Financial Statements.



              2. All financial statement schedules are omitted because they are not applicable, immaterial, or the required information is presented in the consolidated financial statements or the related notes.

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

                    10(a) United States Lime & Minerals, Inc. Employee Stock Ownership Plan, as restated and amended effective August 1, 1989 (incorporated by reference to
                             Exhibit 10(b) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, File Number 0-4197).

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

                    10(j) Amendment to the Texas Lime Company Bargaining Unit 401(k) Plan dated January 1, 1992, effective November 9, 1997 (incorporated by reference to
                             Exhibit 10(j) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File Number 0-4197).

                    10(k) Asset Purchase Agreement among Corson Lime Company, United States Lime & Minerals, Inc., and Highway Materials, Inc., dated as of April 22, 1997 (incorporated by reference to Exhibit 2 to the Company's Current Report on Form 8-K dated June 21, 1997, File Number 0-4197).

                    10(l) Amended and Restated Loan and Security Agreement dated December 30, 1997 among United States Lime & Minerals, Inc., Arkansas Lime Company and Texas Lime Company and CoreStates Bank, N.A. (incorporated by reference to Exhibit 10(l) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File Number 0-4197).

                    10(m) First Amendment to Amended and Restated Loan and Security Agreement dated August 31, 1998 among United States Lime & Minerals, Inc., Arkansas Lime Company and Texas Lime Company and First Union National Bank (incorporated by reference to Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, File Number 0-4197).

                    10(n) International Swap Dealers Association Master Agreement dated as of April 3, 1998 among CoreStates Bank, N.A. and the Company (incorporated by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, File Number 0-4197).

                    10(o) Arkansas Lime Company Bargaining Unit 401(k) Plan effective as of January 1, 1998 (incorporated by reference to Exhibit 10(m) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File Number 0-4197).

                    10(p) Mutual Release Agreement dated as of February 27, 1998 between the Company and Robert F. Kizer (incorporated by reference to Exhibit 10(n) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File Number 0-4197).

                    10(q) Employment Agreement dated as of April 17, 1997 between the Company and Johnney G. Bowers (incorporated by reference to Exhibit 10(o) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File Number 0-4197).

                    10(r) Employment Agreement dated as of December 1, 1998, between the Company and Herbert G.A. Wilson.

                    21       Subsidiaries of the Company.

                    23       Consent of Independent Auditors.

                    27(a)    Financial Data Schedule.

                    27(b)    Restated Financial Data Schedule.


-----------------------------------------

         Exhibits 10(a) through 10(j), and 10(o) through 10(r) are management contracts or compensatory plans or arrangements required to be filed as exhibits.

         (b) The Company did not file any Current Reports on Form 8-K during the fourth quarter of 1998.

                                   SIGNATURES



         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   UNITED STATES LIME & MINERALS, INC.


Date:  February 26, 1999                By:  /s/ Herbert G.A. Wilson
                                             ---------------------------------
                                             Herbert G.A. Wilson, President and
                                             Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:  February 26, 1999                By:  /s/ Herbert G.A. Wilson
                                             ---------------------------------
                                             Herbert G.A. Wilson, President,
                                             Chief Executive Officer, and
                                             Director
                                             (Principal Executive Officer)

Date:  February 26, 1999                By:  /s/ Larry T. Ohms
                                             ---------------------------------
                                             Larry T. Ohms, Corporate Controller
                                             and Treasurer
                                             (Principal Financial and Accounting
                                             Officer)

Date:  February 26, 1999                By:  /s/ Edward A. Odishaw
                                             ---------------------------------
                                             Edward A. Odishaw, Director and
                                             Chairman of the Board

Date:  February 26, 1999                By:  /s/ Antoine M. Doumet
                                             ---------------------------------
                                             Antoine M. Doumet, Director and
                                             Vice Chairman of the Board

Date:  February 26, 1999                By:  /s/ John J. Brown
                                             ---------------------------------
                                             John J. Brown, Director


Date:  February 26, 1999                By:  /s/ Wallace G. Irmscher
                                             ---------------------------------
                                             Wallace G. Irmscher, Director


Date:  February 26, 1999                By:  /s/ Richard W. Cardin
                                             ---------------------------------
                                             Richard W. Cardin, Director


Date:  February 26, 1999                By:  /s/ Timothy W. Byrne
                                             ---------------------------------
                                             Timothy W. Byrne, Director

                       UNITED STATES LIME & MINERALS, INC.

         Annual Report on Form 10-K for the Year Ended December 31, 1998
                                Index to Exhibits

         Certain exhibits to this Annual Report on Form 10-K have been incorporated by reference. For the list of these exhibits, see Item 14 hereof.

         The following exhibits are being filed herewith:

         EXHIBIT
         NUMBER               DESCRIPTION
         -----------          ----------------------------------------

            10(r) Employment Agreement dated as of December 1, 1998, effective January 1, 1999, between the Company and Herbert G.A. Wilson

            21                Subsidiaries of the Company.

            23                Consent of Independent Auditors.

            27                Financial Data Schedule.