Form 10-Q
period 1999-03-31
UNITED STATES LIME & MINERALS INC
filed 1999-05-10
CIK 82020

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q

(Mark One)
[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended MARCH 31, 1999

                                       OR

[ ]                TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to ___________

                       Commission file number is 000-4197


                      UNITED STATES LIME & MINERALS, INC.
             (Exact name of registrant as specified in its charter)

              TEXAS                                               75-0789226
(State or other jurisdiction of                                (I.R.S. Employer
 incorporation or organization)                              Identification No.)

12221 MERIT DRIVE, SUITE 500, DALLAS, TX                             75251
(Address of principal executive offices)                          (Zip Code)

                                 (972) 991-8400
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes  [X]      No  [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 3, 1999, 3,977,189 shares of common stock, $0.10 par value, were outstanding.

PART I.           FINANCIAL INFORMATION
ITEM 1:           FINANCIAL STATEMENTS

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)
(Unaudited)

                                                            MARCH 31,     DECEMBER 31,
                                                              1999           1998
                                                            ---------     -----------
ASSETS
Current Assets:
   Cash and cash equivalents                                 $    815     $    688
   Trade receivables, net                                       2,949        3,360
   Inventories                                                  3,542        3,154
   Prepaid expenses and other assets                              116          139
                                                             --------     --------
      Total current assets                                      7,422        7,341

Property, plant and equipment, at cost:                        74,774       73,228
   Less accumulated depreciation and depletion                (33,268)     (32,152)
                                                             --------     --------
   Property, plant and equipment, net                          41,506       41,076

Deferred tax assets                                             2,136        2,465
Other assets, net                                                 265          208
                                                             --------     --------

      Total assets                                           $ 51,329     $ 51,090
                                                             ========     ========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Current installments of long-term debt and
   revolving credit facility                                 $  5,643     $  2,643
   Accounts payable                                             2,085        3,668
   Accrued expenses                                             1,498        1,666
                                                             --------     --------
      Total current liabilities                                 9,226        7,977

Long-term debt, excluding current installments                 14,536       16,196
Other liabilities                                                 545          253
                                                             --------     --------
      Total liabilities                                        24,307       24,426

Stockholders' Equity:
   Common stock                                                   529          529
   Additional paid-in-capital                                  14,866       14,866
   Retained earnings                                           25,601       25,243
                                                             --------     --------
                                                               40,996      40,638
Less treasury stock at cost:
   1,316,876 shares of common stock                           (13,974)     (13,974)
                                                             --------     --------
      Total stockholders' equity                               27,022       26,664
                                                             --------     --------

      Total liabilities and stockholders' equity             $ 51,329     $ 51,090
                                                             ========     ========

     See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands of dollars, except per share data)
(Unaudited)


                                                                        THREE MONTHS ENDED
                                                                             MARCH 31,
                                                       -------------------------------------------------
                                                                1999                     1998
                                                       -----------------------   -----------------------
REVENUES                                               $ 6,931          100.0%   $ 6,469          100.0%

Cost of revenues:
  Labor and other operating expenses                     3,981           57.4%     4,527           70.0%
  Depreciation, depletion and amortization               1,073           15.5%       666           10.3%
                                                       -------         ------    -------          -----
                                                         5,054           72.9%     5,193           80.3%
                                                       -------         ------    -------          -----
GROSS PROFIT                                             1,877           27.1%     1,276           19.7%

  Selling, general and administrative expenses             918           13.2%       926           14.3%

OPERATING PROFIT                                           959           13.9%       350            5.4%

  Other deductions (income):
    Interest expense                                       343            4.9%         3            0.0%
    Other income, net                                      (11)          (0.0%)      (74)          (1.1%)
                                                       -------         ------    -------          -----
                                                           332            4.9%       (31)          (1.1%)
                                                       -------         ------    -------          -----
INCOME BEFORE INCOME TAXES                                 627            9.0%       421            6.5%
                                                       -------         ------    -------          -----
  Income taxes                                             169            2.4%       118            1.8%
                                                       -------         ------    -------          -----
    NET INCOME                                         $   458            6.6%   $   303            4.7%
                                                       =======         ======    =======          =====
INCOME PER SHARE OF COMMON STOCK:
    Basic                                              $  0.12                   $  0.08
                                                       =======                   =======
    Diluted                                            $  0.12                   $  0.08
                                                       =======                   =======


     See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)
(Unaudited)

                                                                                 THREE MONTHS ENDED
                                                                                     MARCH 31,
                                                                                 1999         1998
                                                                                -------     -------
OPERATING ACTIVITIES:
  Net income                                                                    $   458     $   303
  Adjustments  to  reconcile  net income to net cash  provided  by (used in)
      operating activities:

    Depreciation, depletion and amortization                                      1,116         686
    Deferred income tax                                                             329          32
    Loss on sale of property, plant and equipment                                     1           1
    Current assets, net change[1]                                                    46        (809)
    Other assets                                                                    (57)          8
    Current liabilities, net change[2]                                           (1,751)     (2,083)
    Other liabilities                                                               292          --
                                                                                -------     -------
    Net cash provided by (used in) operating activities                         $   434     $(1,862)

INVESTING ACTIVITIES:
  Purchase of property, plant and equipment                                     $(1,607)    $(5,228)
  Proceeds from sale of property, plant and equipment                                60           1
                                                                                -------     -------
    Net cash used in investing activities                                       $(1,547)    $(5,227)

FINANCING ACTIVITIES:
  Payment of common stock dividends                                             $   (99)    $   (99)
  Proceeds from borrowings on term loan                                              --       6,000
  Principal payments on term loan                                                  (661)        (95)
  Proceeds from borrowing on revolving credit facility                            2,000          --
                                                                                -------     -------
                                                                                -------     -------
    Net cash provided by financing activities                                   $ 1,240     $ 5,806
                                                                                -------     -------

  Net increase in cash                                                              127       1,283
    Cash at beginning of period                                                     688       2,787
                                                                                -------     -------

    Cash at end of period                                                       $   815     $ 1,504
                                                                                =======     =======


  Supplemental cash flow information:
    Interest paid                                                               $   347     $   125
                                                                                =======     =======

    Income taxes paid                                                           $    --     $    --
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

              UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)




1.   Basis of Presentation

     The condensed consolidated financial statements included herein have been prepared by the Company without independent audit. In the opinion of the Company's management, all adjustments of a normal and recurring nature necessary to present fairly the financial position, results of operations and cash flows for the periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the period ended December 31, 1998. The results of operations for the three-month period ended March 31, 1999 are not necessarily indicative of operating results for the full year.


2.   Inventories

Inventories consisted of the following at:

(In thousands of dollars)                   MARCH 31, DECEMBER 31,
                                               1999      1998
                                            --------- -----------
  Lime and limestone inventories:
    Raw materials                             $  844    $  927
    Finished goods                             1,076       671
                                              ------    ------
                                               1,920     1,598
  Service parts                                1,622     1,556
                                              ------    ------
     Total inventories                        $3,542    $3,154
                                              ======    ======


3.   Outstanding Debt

     Effective August 31, 1998, the Company amended its amended and restated loan agreement with a commercial bank to provide for an $18,500,000 five-year secured term loan; a separate secured line of credit of $5,000,000 for capital expenditures related to the Arkansas modernization and expansion project; a $20,000,000 capital expenditure and acquisition line of credit, subject to bank approval; and a $4,000,000 revolving credit facility. The term loan and the committed capital expenditure line of credit bore interest at LIBOR plus 1.50%, and the revolving credit facility bore interest at LIBOR plus 1.40%.

     In April 1998, the Company entered into an interest rate protection agreement with the bank (the "Swap Agreement") to modify the interest characteristics of $9,000,000 of its then-outstanding term debt from a variable rate to a fixed rate. The Swap Agreement involved the exchange of interest obligations based on a fixed rate of 7.45%, for interest obligations based on variable 30-day LIBOR rates plus 1.65%, over the five-year life of the Swap Agreement without an exchange of notional amounts upon which such interest obligations are based. The interest rate differential to be paid or received as rates changed was accrued and recognized as an adjustment to interest expense. The related amounts payable to, or receivable from, the bank were included as an adjustment to accrued expenses. To the extent amounts were not material, the fair value of the Swap Agreement and changes in the fair value as a result of changes in market interest rates were not recognized in the financial statements. In the event of the early termination of the term debt obligations, or an early termination of the Swap Agreement, any realized gain or loss from the Swap Agreement would be recognized as an adjustment to interest expense.


    A summary of outstanding debt at the dates indicated is as follows:

(In thousands of dollars)                                 MARCH 31, DECEMBER 31,
                                                             1999       1998
                                                          --------  -----------
Term loan                                                  $17,179    $17,839
Revolving credit facility                                    3,000      1,000
                                                           -------    -------
Subtotal                                                    20,179     18,839

Less current installments and revolving credit facility      5,643      2,643
                                                           -------    -------

Long-term debt, excluding current installments             $14,536    $16,196
                                                           =======    =======


     The carrying amount of the Company's long-term debt approximates its fair value.

     The additional amounts borrowed in the first three months of 1999 were used primarily to fund the working capital of the Company during the usually slower demand of the first quarter.

4.   Subsequent Event

     On April 22, 1999, the Company entered into a new credit agreement with a consortium of commercial banks for a $50,000,000 Senior Secured Term Loan (the "Loan"). The Loan is repayable over a period of approximately 8 years, maturing on March 30, 2007, and requires monthly principal payments of $277,777.78 beginning April 30, 2000, with a final principal payment of $26,944,444.26 on March 30, 2007, which equates to a 15-year amortization.

     The Company agreed to pay a fee equivalent to 2-1/2% of the Loan value to the placement agent. The fee due on the first $30,000,000 advanced was paid on closing, and the fee due on the remaining $20,000,000 will become payable when the first installment of this portion is funded.

     Upon execution of the Loan agreement, the first $30,000,000 was advanced, of which approximately $20,000,000 was used to retire all existing bank loans, with the balance to be used primarily for the modernization and expansion of the Arkansas operations. The remaining $20,000,000 of the Loan facility will be drawn down in four equal quarterly installments beginning June 30, 1999, and ending March 30, 2000, and will be used exclusively for the Arkansas project. Commencement of the draw down of the quarterly installments is conditional upon the Company receiving an air operating permit for the first phase of the Arkansas project by December 31, 1999.

     In the event that the Company does not receive the air permit by December 31, 1999, and is unable to draw down the final $20,000,000 of installments, a break fee of 0.25% will be payable to the lenders.

     On April 22, 1999, the Company also retired its $4,000,000 revolving credit facility and entered into a letter agreement with the lead bank to provide an equivalent replacement facility, on essentially the same terms. The new revolving credit facility is subject to definitive documentation.

     The Loan is secured by a first lien on substantially all of the Company's assets, with the exception of accounts receivable and inventories which will be used to secure the new $4,000,000 revolving credit facility. The interest rate on the first $30,000,000 of the Loan is 8-7/8%, and subsequent installment draw downs will bear interest from the date they are funded at 3.52% above the secondary market yield of the United States Treasury obligation maturing May 15, 2005. The new revolving credit facility is expected to bear interest at LIBOR plus 1.40%, which rate will increase in accordance with a defined rate spread based upon the Company's then-current ratio of total funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA).


     In connection with the repayment of the prior term loan, the Company terminated the Swap Agreement. As a result of the termination of the Swap Agreement, the Company was obligated to pay the bank a $102,000 termination payment, which amount will be expensed in the second quarter as an adjustment to interest expense.


     The Loan agreement contains covenants that restrict the incurrence of debt, guaranties and liens, and place certain restrictions on the payment of dividends and the sale of significant assets. The Company is also required to meet minimum debt service coverage ratios on an on-going basis and maintain a minimum level of tangible net worth.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $434,000 for the three months ended March 31, 1999, as compared to net cash used of $1,862,000 for the three months ended March 31, 1998. The increase in cash provided by operating activities was primarily attributable to the collection of accounts receivable and a smaller decrease in accounts payable in the first quarter of 1999, as compared to the first quarter of 1998.

The Company invested $1,607,000 in capital expenditures in the first three months of 1999, compared to $5,228,000 in the same period last year. Capital expenditures of approximately $4,600,000 were related to the modernization and expansion project at the Texas facility in the first three months of 1998. The Texas project was completed in the fourth quarter of 1998.

As currently planned, the Arkansas modernization and expansion project will be completed in two phases: Phase I will cover the redevelopment of the quarry plant, rebuilding of the railroad, establishment of an out-of-state terminal, and installation of a rotary kiln with a preheater, along with increased product storage and loading capacity. Depending on such factors as securing satisfactory permits, Phase I is scheduled to be completed mid-year 2000.

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

Phase I of the Arkansas project is currently projected to cost approximately $21,500,000. If Phase II proceeds on schedule, it is currently estimated to cost approximately $11,000,000. The Company intends to finance the Arkansas project through a combination of internally generated funds and bank borrowings. There can be no assurance that sufficient funds will be available to the Company to complete Phase II of the Arkansas project as currently contemplated.

The Company is not contractually committed to any planned capital expenditures until actual orders are placed for equipment. As of March 31, 1999, the Company had no liability for open equipment and construction orders. All future billings related to the Arkansas project will be recorded as work is performed and billed to the Company.

As of March 31, 1999, the Company had approximately $20,179,000 in total debt outstanding, up from the $18,839,000 at December 31, 1998. The additional borrowings in 1999 have been used primarily to fund the Company's working capital during the usually slower demand of the first quarter.

RESULTS OF OPERATIONS

Revenues increased from $6,469,000 in the first quarter of 1998 to $6,931,000 in the first quarter of 1999, an increase of $462,000, or 7.1%. This resulted from a 5.4% increase in sales volume and a 1.7% increase in prices. Demand remained strong in both the Texas and Arkansas markets, but sales volumes were somewhat slowed by inclement weather in March. However, those sales volumes are expected to be recovered during the remainder of the year.

The Company's gross profit was $1,877,000 for the first quarter of 1999, compared to $1,276,000 for the first quarter of 1998, a 47.1% increase. Gross profit margin as a percentage of revenues for the first quarter of 1999 increased to 27.1% from 19.7% in 1998. The improved gross profit and gross profit margins were attributable to increased production efficiencies and volumes at the Texas facility. Lower fuel costs also contributed to the improved gross profit and gross profit margins.

Selling, general and administrative expenses ("SG&A") decreased by $8,000, or 0.9%, to $918,000 in the first quarter of 1999, as compared to $926,000 in the first quarter of 1998. SG&A as a percentage of sales decreased to 13.2% as compared to 14.3% in the first quarter a year ago.

Interest expense in the first quarter of 1999 was $343,000 as compared to $3,000 in 1998. In 1998, $101,000 of incurred interest costs were capitalized as part of the Texas modernization and expansion project. The remaining increase in interest was attributable to the increased debt incurred to finance the now-completed project at Texas Lime Company.

The Company reported net income of $458,000 ($0.12 per share) during the first quarter of 1999, compared to net income of $303,000 ($0.08 per share) during the first quarter of 1998.

YEAR 2000 COMPLIANCE

The Company continues to address the potential impact of the Year 2000 ("Y2K") issue on its operations. The Y2K problem arises because of computer programs which use two digits rather than four digits to define a year. This may result in miscalculations or complete system failures in processing data with programs using date sensitive information.

The Company has inventoried its information technology ("IT") and non-IT systems, including embedded systems in its production operating equipment, in an effort to identify potential Y2K problems. The Company continues to asses and quantify the extent of potential problems, and has begun to prioritize the problems uncovered. In the second quarter, the Company will move to the remediation and testing phases of its Y2K compliance program, which it expects to complete by the third quarter.

The Company has been using certain customized accounting software which is not Y2K compliant. To address this problem, the Company has selected, and is in the process of installing, a commercially available accounting software which is Y2K compliant. The cost of this installation is approximately $200,000.

The Company has begun to obtain confirmation from its suppliers and customers that they are or will be Y2K compliant. The cost of replacing, or of implementing alternative means of communication with, non-compliant or non-responsive suppliers will not be possible to determine until the review process has been completed.

While the Company will not complete its contingency planning until specific Y2K problems are fully identified, quantified, and prioritized, it continues to identify the types of actions and alternatives that it may have to consider in order to ensure continuity of operations and service to customers. Other than as a result of serious systemic failures in external services, or due to a significant and extended decline in customer demand as a result of an inadequate response to the Y2K problem by the Company's customers and their industries, the Company does not expect the Y2K challenge to have a material adverse effect on its financial condition, results of operations, or cash flows.

FORWARD-LOOKING STATEMENTS. Any statements contained in this Quarterly Report that are not statements of historical fact are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements in this Report, including without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions, and adequacy of resources, are identified by such words as "will," "could," "should," "believe," "expect," "intend," "plan," "schedule," "estimate," and "project." The Company undertakes no obligation to publicly update or revise any forward-looking statements. Investors are cautioned that forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from expectations, including without limitation the following: (i) the Company's plans, strategies, objectives, expectations, and intentions are subject to change at any time at the discretion of the Company; (ii) the Company's plans and results of operations will be affected by the Company's ability to manage its growth and modernization; and (iii) other risks and uncertainties, including without limitation, those risks and uncertainties indicated from time to time in the Company's filings with the Securities and Exchange Commission, including the Company's Form 10-K for the fiscal year ended December 31, 1998.

PART II. OTHER INFORMATION
ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

              a.  Exhibits:

                  10 Employment Agreement, dated as of October 11, 1989, between the Company and Billy R.
                           Hughes

                  11       Statement re computation of per share earnings

                  27       Financial Data Schedule



              b.  Reports on Form 8-K:

                           The Company filed no Reports on Form 8-K during the quarter ended March 31, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              UNITED STATES LIME & MINERALS, INC.






May 7, 1999                   By:   /s/  Herbert G.A. Wilson
                                    --------------------------------------------
                                    Herbert G.A. Wilson
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)





May 7, 1999                   By:   /s/  Larry T. Ohms
                                    --------------------------------------------
                                    Larry T. Ohms
                                    Corporate Controller and Treasurer
                                    (Principal Financial and Accounting Officer)

                      UNITED STATES LIME & MINERALS, INC.


                         Quarterly Report on Form 10-Q
                                 Quarter Ended
                                 March 31, 1999


                               Index to Exhibits

Exhibit No.                         Description
-----------                         -----------
     10                             Employment  Agreement,  dated as of October 11,  1989,  between the Company and
                                    Billy R. Hughes

     11                             Statement re computation of per share earnings

     27                             Financial Data Schedule