Form 10-Q
period 1999-06-30
UNITED STATES LIME & MINERALS INC
filed 1999-08-11
CIK 82020

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q
(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 1999

                                       OR

[ ]               TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from          to
                                              ---------  ---------

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


                13800 MONTFORT DRIVE, SUITE 330, DALLAS, TX 75240
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)


                                 (972) 991-8400
                                 --------------
              (Registrant's telephone number, including area code)


                 12221 MERIT DRIVE, SUITE 500, DALLAS, TX    75251
             -------------------------------------------------------
            (Former address of principal executive offices)(Zip Code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes  X   No
            ----    ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of August 10, 1999, 3,981,664 shares of common stock, $0.10 par value, were outstanding.

PART I.           FINANCIAL INFORMATION
ITEM 1:           FINANCIAL STATEMENTS

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)


                                                             JUNE 30,      DECEMBER 31,
                                                              1999            1998
                                                          ------------    ------------
ASSETS                                                     (Unaudited)      (Audited)
Current assets:
  Cash and cash equivalents                               $      7,977    $        688
  Trade receivables, net                                         4,242           3,360
  Inventories                                                    3,739           3,154
  Prepaid expenses and other assets                                107             139
                                                          ------------    ------------
     Total current assets                                       16,065           7,341

Property, plant and equipment at cost:                          76,273          73,228
  Less accumulated depreciation and depletion                  (34,151)        (32,152)
                                                          ------------    ------------
  Property, plant and equipment, net                            42,122          41,076

Deferred tax assets, net                                         2,136           2,465
Other assets, net                                                1,259             208
                                                          ------------    ------------

     Total assets                                         $     61,582    $     51,090
                                                          ============    ============


LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
  Current installments of long-term debt                  $        833    $      2,643
  Accounts payable                                               2,167           3,668
  Accrued expenses                                               1,586           1,666
                                                          ------------    ------------
     Total current liabilities                                   4,586           7,977

Long-term debt, excluding current installments                  29,167          16,196
Other liabilities                                                  462             253
                                                          ------------    ------------
      Total liabilities                                         34,215          24,426

Stockholders' equity:
  Common stock                                                     529             529
Additional paid-in capital                                      14,819          14,866
  Retained earnings                                             25,946          25,243
                                                          ------------    ------------
                                                                41,294          40,638
Less treasury stock at cost; 1,312,401 and
  1,316,876 shares of common stock, respectively               (13,927)        (13,974)
                                                          ------------    ------------
     Total stockholders' equity                                 27,367          26,664
                                                          ------------    ------------

     Total liabilities and stockholders' equity           $     61,582    $     51,090
                                                          ============    ============

     See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands of dollars, except per share data)
(Unaudited)


                                                     THREE MONTHS ENDED                            SIX MONTHS ENDED
                                                          JUNE 30,                                      JUNE 30,
                                       --------------------------------------------   --------------------------------------------
                                              1999                     1998                  1999                     1998
                                       -------------------     --------------------   -------------------     --------------------

REVENUES                               $  7,613      100.0%    $  8,016       100.0%  $ 14,544      100.0%      14,485       100.0%

Cost of revenues:
  Labor and other operating expenses      4,487       58.9%       5,153        64.3%     8,468       58.2%       9,680        66.8%
  Depreciation, depletion and
      amortization                        1,094       14.4%         694         8.6%     2,167       14.9%       1,360         9.4%
                                       --------   --------     --------    --------   --------   --------     --------    --------
                                          5,581       73.3%       5,847        72.9%    10,635       73.1%      11,040        76.2%
                                       --------   --------     --------    --------   --------   --------     --------    --------

GROSS PROFIT                              2,032       26.7%       2,169        27.1%     3,909       26.9%       3,445        23.8%

  Selling, general & administrative
      expenses                              887       11.7%         917        11.5%     1,805       12.4%       1,843        12.7%
                                       --------   --------     --------    --------   --------   --------     --------    --------

OPERATING PROFIT                          1,145       15.0%       1,252        15.6%     2,104       14.5%       1,602        11.1%

  Other deductions (income):
    Interest expense                        691        9.1%           3         0.0%     1,034        7.1%           6         0.0%
    Other income, net                      (121)      (1.6%)       (201)       (2.5%)     (132)      (0.9%)       (275)       (1.8%)
                                       --------   --------     --------    --------   --------   --------     --------    --------
                                            570        7.5%        (198)       (2.5%)      901        6.2%        (269)       (1.8%)
                                       --------   --------     --------    --------   --------   --------     --------    --------

INCOME BEFORE
      INCOME TAXES                          575        7.5%       1,450        18.1%     1,203        8.3%       1,871        12.9%
                                       --------   --------     --------    --------   --------   --------     --------    --------

Income taxes                                131        1.7%         387         4.8%       301        2.1%         505         3.5%
                                       --------   --------     --------    --------   --------   --------     --------    --------

  NET INCOME                           $    444        5.8%    $  1,063        13.3%  $    902        6.2%    $  1,366         9.4%
                                       ========   ========     ========    ========   ========   ========     ========    ========


INCOME PER SHARE
     OF COMMON STOCK:
          Basic                        $   0.11                $   0.27               $   0.23               $   0.34
                                       ========                ========               ========               ========

          Diluted                      $   0.11                $   0.27               $   0.23               $   0.34
                                       ========                ========               ========               ========






     See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)
(Unaudited)


                                                                       SIX MONTHS ENDED
                                                                          JUNE 30,
                                                                 ------------------------
                                                                    1999          1998
                                                                 ----------    ----------

OPERATING ACTIVITIES:
  Net income                                                     $      902    $    1,366
  Adjustments to reconcile net income to net cash
        provided by (used in) operating activities:
     Depreciation, depletion and amortization                         2,249         1,419
     Deferred income tax benefit                                        329            72
     Amortization of financing costs                                     29            --
     Loss (gain) on sale of property, plant and equipment                (3)           32
     Current assets, net change[1]                                   (1,435)         (658)
     Other assets                                                    (1,080)           23
     Current liabilities, net change[2]                              (1,581)       (1,305)
     Other liabilities                                                  209           152
                                                                 ----------    ----------
     Net cash provided by (used in) operating activities               (381)        1,101

INVESTING ACTIVITIES:
  Purchase of property, plant and equipment                          (3,320)      (11,700)
  Proceeds from sale of property, plant and equipment                    28             3
                                                                 ----------    ----------
     Net cash used in investing activities                           (3,292)      (11,697)

FINANCING ACTIVITIES:
  Payment of common stock dividends                                    (199)         (198)
  Proceeds from borrowings on term loan                              30,000        11,000
  Principal payments on term loan                                   (17,839)          (95)
  Proceeds from borrowing on revolving credit facility                2,000            --
  Principal payments on revolving credit facility                    (3,000)           --
                                                                 ----------    ----------
     Net cash provided by financing activities                       10,962        10,707
                                                                 ----------    ----------

  Net increase in cash                                                7,289           111
     Cash at beginning of period                                        688         2,787
                                                                 ----------    ----------

     Cash at end of period                                       $    7,977    $    2,898
                                                                 ==========    ==========


  Supplemental cash flow information:
     Interest paid                                               $    1,005    $      326
                                                                 ==========    ==========

     Income taxes paid                                           $      164    $      437
                                                                 ==========    ==========


[1] Exclusive of net change in cash
[2] Exclusive of net change in current portion of debt



     See accompanying notes to condensed consolidated financial statements.

              UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)




1.   Basis of Presentation

     The condensed consolidated financial statements included herein have been prepared by the Company without independent audit. In the opinion of the Company's management, all adjustments of a normal and recurring nature necessary to present fairly the financial position, results of operations and cash flows for the periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the period ended December 31, 1998. The results of operations for the three-month and six-month periods ended June 30, 1999 are not necessarily indicative of operating results for the full year.


2.   Inventories


     Inventories consisted of the following at:
            (In thousands of dollars)                       JUNE 30,         DECEMBER 31,
                                                             1999              1998
                                                       ---------------   ---------------

            Lime and limestone inventories:
                Raw materials                          $           945   $           927
                Finished goods                                   1,083               671
                                                       ---------------   ---------------
                                                                 2,028             1,598
            Service parts                                        1,711             1,556
                                                       ---------------   ---------------
                   Total inventories                   $         3,739   $         3,154
                                                       ===============   ===============

3.   Long-Term Debt

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

     Upon execution of the Loan agreement, the first $30,000,000 was advanced, of which approximately $20,000,000 was used to retire all existing bank loans, with the balance to be used primarily for the modernization and expansion of the Arkansas operations. Under the terms of the Loan agreement, the remaining $20,000,000 of the Loan facility could be drawn down in four equal quarterly installments beginning June 30, 1999, and ending March 30, 2000, and will be used exclusively for the Arkansas project. Commencement of the draw down of the quarterly installments is conditional upon the Company receiving an operating air permit for the first phase of the Arkansas project by December 31, 1999. On June 22, 1999, the Company exercised its option to defer the first quarterly installment available on June 30, 1999, as the Company was still in negotiations for the operating air permit. In the event that the Company does not receive the operating air permit by December 31, 1999, and is unable to draw down the final $20,000,000 of installments, a break fee of 0.25% will be payable to the lenders.

     As of April 22, 1999, the Company also entered into a second amendment of its amended and restated loan and security agreement with the lead bank which provides for a $4,000,000 revolving credit facility. The current agreement contains essentially the same terms as the previous agreement and has a maturity date of April 21, 2000.

     The Loan is secured by a first lien on substantially all of the Company's assets, with the exception of accounts receivable and inventories which have been used to secure the amended $4,000,000 revolving credit facility. The interest rate on the first $30,000,000 of the Loan is 8-7/8%, and subsequent installment draw downs will bear interest from the date they are funded at 3.52% above the secondary market yield of the United States Treasury obligation maturing May 15, 2005. The revolving credit facility bears interest at LIBOR plus 1.40%, which rate will increase in accordance with a defined rate spread based upon the Company's then-current ratio of total funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA).

     In connection with the repayment of the prior term loan, the Company terminated an interest rate protection agreement which it had entered into with its bank to modify the interest characteristics of $9,000,000 of its then outstanding term debt from a variable to a fixed rate (the "Swap Agreement"). As a result of the termination of the Swap Agreement, the Company was obligated to pay the bank a $102,000 termination payment, which was expensed in the second quarter as an adjustment to interest expense.

     The Loan agreement contains covenants that restrict the incurrence of debt, guaranties and liens, and places certain restrictions on the payment of dividends and the sale of significant assets. The Company is also required to meet minimum debt service coverage ratios on an on-going basis and maintain a minimum level of tangible net worth.


     A summary of outstanding debt at the dates indicated is as follows:
            (In thousands of dollars)


                                                                   JUNE 30,              DECEMBER 31,
                                                                     1999                    1998
                                                                  ----------             -----------

              Term loan                                           $   30,000             $   17,839
              Revolving credit facility                                    -                  1,000
                                                                  ----------             ----------
              Subtotal                                                30,000                 18,839

              Less current installments and
                    revolving credit facility                            833                  2,643
                                                                  ----------             ----------
              Long-term debt, excluding current
                  installments                                    $   29,167             $   16,196
                                                                  ==========             ==========

The carrying amount of the Company's long-term debt approximates its fair value.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $381,000 for the six months ended June 30, 1999, as compared to $1,101,000 provided by operating activities for the six months ended June 30, 1998. The main reason for the decrease in cash from operating activities was the slower collection of accounts receivable.

The Company invested $3,320,000 in capital expenditures in the first six months of 1999, of which $2,099,000 related to the Texas facility. This compared to $11,700,000 in the same period last year, of which $10,022,000 was related to the modernization and expansion project at the Texas facility. The Texas project was completed in the fourth quarter of 1998.

In June 1999, the Company purchased the plant and equipment assets of Calco, Inc. in Salida, Colorado, together with all finished product inventories. Calco, Inc. produces pulverized limestone products in bagged and bulk form, and the plant facilities also include a dormant lime kiln. In 1998, the Calco business had revenues of approximately $1,000,000.

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

The Company is not contractually committed to any planned capital expenditures until actual orders are placed for equipment. As of June 30, 1999, the Company had no liability for open equipment and construction orders. All future billings related to the Arkansas modernization and expansion project will be recorded as work is performed and billed to the Company.

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

Upon execution of the Loan agreement, the first $30,000,000 was advanced, of which approximately $20,000,000 was used to retire all existing bank loans, with the balance to be used primarily for the modernization and expansion of the Arkansas operations. Under the terms of the Loan agreement, the remaining $20,000,000 of the Loan facility could be drawn down in four equal quarterly installments beginning June 30, 1999, and ending March 30, 2000, and will be used exclusively for the Arkansas project. Commencement of the draw down of the quarterly installments is conditional upon the Company receiving an operating air permit for the first phase of the Arkansas project by December 31, 1999. On June 22, 1999, the Company exercised its option to defer the first quarterly installment available on June 30, 1999, as the Company was still in negotiations for the operating air permit. In the event that the Company does not receive the operating air permit by December 31, 1999, and is unable to draw down the final $20,000,000 of installments, a break fee of 0.25% will be payable to the lenders.

As of April 22, 1999, the Company also entered into a second amendment of its amended and restated loan and security agreement with the lead bank which provides for a $4,000,000 revolving credit facility. The current agreement contains essentially the same terms as the previous agreement and has a maturity date of April 21, 2000.

The Loan is secured by a first lien on substantially all of the Company's assets, with the exception of accounts receivable and inventories which have been used to secure the amended $4,000,000 revolving credit facility. The interest rate on the first $30,000,000 of the Loan is 8-7/8%, and subsequent installment draw downs will bear interest from the date they are funded at 3.52% above the secondary market yield of the United States Treasury obligation maturing May 15, 2005. The revolving credit facility bears interest at LIBOR plus 1.40%, which rate will increase in accordance with a defined rate spread based upon the Company's then-current ratio of total funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA).

In connection with the repayment of the prior term loan, the Company terminated an interest rate protection agreement which it had entered into with its bank to modify the interest characteristics of $9,000,000 of its then outstanding term debt from a variable to a fixed rate (the "Swap Agreement"). As a result of the termination of the Swap Agreement, the Company was obligated to pay the bank a $102,000 termination payment, which was expensed in the second quarter as an adjustment to interest expense.

The Loan agreement contains covenants that restrict the incurrence of debt, guaranties and liens, and places certain restrictions on the payment of dividends and the sale of significant assets. The Company is also required to meet minimum debt service coverage ratios on an on-going basis and maintain a minimum level of tangible net worth.

As of June 30, 1999, the Company had approximately $30,000,000 in total debt outstanding.

RESULTS OF OPERATIONS

Revenues were $7,613,000 in the second quarter of 1999, a decrease of $403,000, or 5.0%, from the revenues of $8,016,000 in the second quarter of 1998. This resulted from an 8.8% decrease in sales volume and a 3.8% increase in prices. While demand and pricing remain strong in both the Arkansas and Texas markets, sales volumes were slowed due to the adverse effect of heavy rainfall in the second quarter. Revenues for the six months ended June 30, 1999 were $14,544,000, an increase of $59,000, or 0.4%, from the $14,485,000 reported for the six months ended June 30, 1998.
The increase resulted from a 0.8% decrease in volume and a 1.2% increase in prices.

The Company's gross profit was $2,032,000 for the second quarter of 1999, compared to $2,169,000 for the second quarter of 1998, a 6.3% decrease. Gross profit margin as a percentage of revenues for the second quarter of 1999 decreased slightly to 26.7%, from 27.1% in 1998. In the second quarter, gross profit and gross profit margins were impacted by the lower sales volumes due to the inclement weather. Gross profit increased to $3,909,000 for the first six months of 1999, from $3,445,000 for the first six months of 1998, a 13.5% increase. Gross profit margin for the six months ended June 30, 1999 increased to 26.9%, from 23.8% in 1998.

Selling, general and administrative expenses ("SG&A") decreased by $30,000, or 3.3%, to $887,000 in the second quarter of 1999, as compared to $917,000 in the second quarter of 1998. SG&A as a percentage of sales increased marginally to 11.7%, from 11.5% a year earlier. SG&A decreased by $38,000, or 2.1%, to $1,805,000 in the first six months of 1999, as compared to $1,843,000 in the first six months of 1998, and as a percentage of sales decreased marginally to 12.4% from 12.7%.

Interest expense in the second quarter of 1999 was $691,000, as compared to $3,000 in 1998. Interest expense for the first six months of 1999 was $1,034,000, as compared to $6,000 in 1998. The 1999 increase was attributable to a higher debt balance and miscellaneous additional interest expense, including a $102,000 termination payment in connection with the Company's termination of the Swap Agreement, which amount was expensed in the second quarter 1999. In 1998, substantially all incurred interest costs were capitalized as part of the Texas modernization and expansion project. Interest costs of approximately $204,000 and $305,000 were capitalized in the second quarter and first six months, respectively, of 1998.

The Company reported net income of $444,000 ($0.11 per share) during the second quarter of 1999, compared to net income of $1,063,000 ($0.27 per share) during the second quarter of 1998. For the first six months of 1999, the Company reported net income of $902,000 ($0.23 per share), compared to net income of $1,366,000 ($0.34 per share) in the first six months of 1998.


EBITDA (earnings before interest, taxes, depreciation and amortization) was $2,430,000 for the second quarter of 1999, an increase of 11.2% from the second quarter 1998 of $2,185,000. For the six months ended June 30, 1999, EBITDA was $4,513,000, an increase of 36.9% from the $3,296,000 generated in the same period of 1998.


YEAR 2000 COMPLIANCE

The Company continues to address the potential impact of the Year 2000 ("Y2K") issue on its operations. The Y2K problem arises because of computer programs which use two digits rather than four digits to define a year. This may result in miscalculations or complete system failures in processing data with programs using date sensitive information.

The Company has inventoried its information technology ("IT") and non-IT systems, including embedded systems in its production operating equipment, in an effort to identify potential Y2K problems. The Company has begun to resolve the problems uncovered and has moved to the remediation and testing phases of its Y2K compliance program, which it expects to complete by the third quarter of 1999.

The Company has been using certain customized accounting software which is not Y2K compliant. To address this problem, the Company has selected, and is in the process of installing, a commercially available accounting software which is Y2K compliant. The cost of this installation is approximately $200,000, and the Company expects to complete the change to the new system during the third quarter of 1999.

The Company is in the process of obtaining confirmation from its suppliers and customers that they are or will be Y2K compliant. The cost of replacing, or of implementing alternative means of communication with, non-compliant or non-responsive suppliers will not be possible to determine until the review process has been completed.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

PART II. OTHER INFORMATION

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


         The Annual Meeting of Shareholders was held on April 20, 1999 in Dallas, Texas. The tables below show the two proposals submitted to shareholders in the Company's Proxy Statement, dated March 26, 1999, and the results of the shareholders vote:

         4.1    Election of Directors

                                                                  FOR                     WITHHELD
                                                                ---------                 --------

                  John J. Brown                                 3,594,468                  70,481
                  Timothy W. Byrne                              3,615,776                  49,173
                  Richard W. Cardin                             3,596,380                  68,569
                  Antoine M. Doumet                             3,613,720                  51,229
                  Wallace G. Irmscher                           3,596,380                  68,569
                  Edward A. Odishaw                             3,596,380                  68,569
                  Herbert G.A. Wilson                           3,615,980                  48,969

         There were no broker non-votes.

4.2      Amendment and Restatement of the 1992 Stock Option Plan

           FOR                       AGAINST              ABSTENTIONS

         3,439,136                   220,933                  4,880

         There were no broker non-votes.


ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

              a.  Exhibits:

                  10(a) Credit Agreement, dated April 22, 1999, among United States Lime & Minerals, Inc., Arkansas Lime Company, Texas Lime Company, the Lenders who are, or may become, a party to this Agreement, and First Union National Bank

                  10(b) Second Amendment to Amended and Restated Loan and Security Agreement, dated as of April 22, 1999, among United States Lime & Minerals, Inc., Arkansas Lime Company, Texas Lime Company, and First Union National Bank

                  10(c)    1992 Stock Option Plan as Amended and Restated

                  11       Statement re computation of per share earnings

                  27       Financial Data Schedule



              b.  Reports on Form 8-K:

                  On June 16, 1999, the Company filed a Current Report on Form 8-K reporting under Items 5 and 7, the purchase, of the plant and equipment assets of Calco, Inc., together with all finished product inventories.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            UNITED STATES LIME & MINERALS, INC.






August 10, 1999             By:   /s/  Herbert G.A. Wilson
                                 -----------------------------------------------
                                 Herbert G.A. Wilson
                                 President and Chief Executive Officer
                                 (Principal Executive Officer)





August 10, 1999             By:   /s/  Larry T. Ohms
                                 -----------------------------------------------
                                 Larry T. Ohms
                                 Corporate Controller and Treasurer
                                 (Principal Financial and Accounting Officer)

                       UNITED STATES LIME & MINERALS, INC.



                          Quarterly Report on Form 10-Q
                                  Quarter Ended
                                  June 30, 1999

                                INDEX TO EXHIBITS



  EXHIBIT NO.               DESCRIPTION
  -----------               -----------
     10(a)     Credit Agreement, dated April 22, 1999, among United States Lime
               & Minerals, Inc., Arkansas Lime Company, Texas Lime Company, the
               Lenders who are, or may become, a party to this Agreement, and
               First Union National Bank

     10(b)     Second Amendment to Amended and Restated Loan and Security
               Agreement, dated as of April 22, 1999, among United States Lime &
               Minerals, Inc., Arkansas Lime Company, Texas Lime Company, and
               First Union National Bank

     10(c)     1992 Stock Option Plan as Amended and Restated

     11        Statement re computation of per share earnings

     27        Financial Data Schedule