Form 10-Q
period 1999-09-30
UNITED STATES LIME & MINERALS INC
filed 1999-11-03
CIK 82020

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q
(Mark One)
[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 1999

                                       OR

[ ]               TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from          to
                                              --------    --------

                       Commission file number is 000-4197


                       UNITED STATES LIME & MINERALS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                    TEXAS                                    75-0789226
      -------------------------------                   ---------------------
      (State or other jurisdiction of                      (I.R.S. Employer
       incorporation or organization)                    Identification No.)


                13800 MONTFORT DRIVE, SUITE 330, DALLAS, TX 75240
                -------------------------------------------------
               (Address of principal executive offices) (Zip Code)


                                 (972) 991-8400
                                 --------------
              (Registrant's telephone number, including area code)


                 12221 MERIT DRIVE, SUITE 500, DALLAS, TX 75251
                 ----------------------------------------------
           (Former address of principal executive offices) (Zip Code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes  X      No
             ---        ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of November 1, 1999, 3,981,664 shares of common stock, $0.10 par value, were outstanding.

PART I.           FINANCIAL INFORMATION
ITEM 1:           FINANCIAL STATEMENTS

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)
(Unaudited)

                                                                     SEPTEMBER 30,             DECEMBER 31,
                                                                         1999                      1998
                                                                   ----------------           ---------------
ASSETS
Current assets:
  Cash and cash equivalents                                        $         13,923           $           688
  Trade receivables, net                                                      5,719                     3,360
  Inventories                                                                 3,659                     3,154
  Prepaid expenses and other assets                                             111                       139
                                                                   ----------------           ---------------
     Total current assets                                                    23,412                     7,341

Property, plant and equipment, at cost:                                      80,403                    73,228
  Less accumulated depreciation and depletion                               (34,745)                  (32,152)
                                                                   ----------------           ---------------
  Property, plant and equipment, net                                         45,658                    41,076

Deferred tax assets, net                                                      2,136                     2,465
Other assets, net                                                             1,776                       208
                                                                   ----------------           ---------------

     Total assets                                                  $         72,982           $        51,090
                                                                   ================           ===============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current installments of long-term debt and
     revolving credit facility                                     $          1,667           $         2,643
  Accounts payable                                                            2,166                     3,668
  Accrued expenses                                                            1,977                     1,666
                                                                   ----------------           ---------------
     Total current liabilities                                                5,810                     7,977

Long-term debt, excluding current installments                               38,333                    16,196
Other liabilities                                                               460                       253
                                                                   ----------------           ---------------
      Total liabilities                                                      44,603                    24,426

Stockholders' equity:
  Common stock                                                                  529                       529
  Additional paid-in capital                                                 14,819                    14,866
  Retained earnings                                                          26,958                    25,243
                                                                   ----------------           ---------------
                                                                             42,306                    40,638
Less treasury stock at cost: 1,312,401 and
  1,316,876 shares of common stock, respectively                            (13,927)                  (13,974)
                                                                   ----------------           ---------------
     Total stockholders' equity                                              28,379                    26,664
                                                                   ----------------           ---------------

     Total liabilities and stockholders' equity                    $         72,982           $        51,090
                                                                   ================           ===============

     See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands of dollars, except per share data)
(Unaudited)

                                               THREE MONTHS ENDED                        NINE MONTHS ENDED
                                                  SEPTEMBER 30,                            SEPTEMBER 30,
                                      -------------------------------------   --------------------------------------
                                             1999               1998                 1999                1998
                                      -----------------   -----------------   ------------------   -----------------
REVENUES                              $ 9,268     100.0%  $   7,423   100.0%  $   23,812   100.0%  $   21,908  100.0%

Cost of revenues:
  Labor and other operating expenses    5,261      56.8%      4,902    66.0%      13,729    57.6%      14,582   66.6%
  Depreciation, depletion and
      amortization                      1,111      12.0%        702     9.5%       3,278    13.8%       2,062    9.4%
                                      -------     -----   ---------   -----   ----------   -----   ----------  -----
                                        6,372      68.8%      5,604    75.5%      17,007    71.4%      16,644   76.0%
                                      -------     -----   ---------   -----   ----------   -----   ----------  -----

GROSS PROFIT                            2,896      31.2%      1,819    24.5%       6,805    28.6%       5,264   24.0%

  Selling, general & administrative
      expenses                            870       9.4%        814    11.0%       2,675    11.2%       2,657   12.1%
                                      -------     -----   ---------   -----   ----------   -----   ----------  -----

OPERATING PROFIT                        2,026      21.8%      1,005    13.5%       4,130    17.3%       2,607   11.9%

  Other deductions (income):
    Interest expense                      696       7.5%          6     0.0%       1,730     7.3%          12    0.0%
    Other income, net                    (155)     (1.7%)       (64)   (0.8%)       (287)   (1.2%)       (339)  (1.5%)
                                      -------     -----   ---------   -----   ----------   -----   ----------  -----
                                          541       5.8%        (58)   (0.8%)      1,443     6.1%        (327)  (1.5%)
                                      -------     -----   ---------   -----   ----------   -----   ----------  -----

INCOME BEFORE
      INCOME TAXES                      1,485      16.0%      1,063    14.3%       2,687    11.3%       2,934   13.4%
                                      -------     -----   ---------   -----   ----------   -----   ----------  -----

  Income taxes                            372       4.0%        287     3.9%         672     2.8%         792    3.6%
                                      -------     -----   ---------   -----   ----------   -----   ----------  -----

NET INCOME                            $ 1,113      12.0%  $     776    10.4%  $    2,015     8.5%  $    2,142    9.8%
                                      =======     =====   =========   =====   ==========   =====   ==========  =====


INCOME PER SHARE
     OF COMMON STOCK:
          Basic                       $  0.28             $    0.20           $     0.51           $     0.54
                                      =======             =========           ==========           ==========

          Diluted                     $  0.28             $    0.20           $     0.51           $     0.54
                                      =======             =========           ==========           ==========



     See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)
(Unaudited)

                                                                NINE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                              ----------------------
                                                                1999          1998
                                                              --------      --------
OPERATING ACTIVITIES:
  Net income                                                  $  2,015      $  2,142
  Adjustments to reconcile net income to net cash
        provided by operating activities:
     Depreciation, depletion and amortization                    3,406         2,158
     Deferred income tax benefit                                   329            72
     Amortization of financing costs                                77            --
     Loss (gain) on sale of property, plant and equipment          (16)           54
     Current assets, net change[1]                              (2,836)         (131)
     Other assets                                               (1,645)          (60)
     Current liabilities, net change[2]                         (1,191)       (1,549)
     Other liabilities                                             207           152
                                                              --------      --------
     Net cash provided by                                          346         2,838

INVESTING ACTIVITIES:
  Purchase of property, plant and equipment                     (8,166)      (17,597)
  Proceeds from sale of property, plant and equipment              194            22
                                                              --------      --------
     Net cash used in                                           (7,972)      (17,575)

FINANCING ACTIVITIES:
  Payment of pension fund liabilities                               --           (19)
  Payment of common stock dividends                               (300)         (298)
  Proceeds from borrowings on term loan                         40,000        15,000
  Principal payments on term loan                              (17,839)          (95)
  Proceeds from borrowing on revolving credit facility           2,000            --
  Principal payments on revolving credit facility               (3,000)           --
                                                              --------      --------
     Net cash provided by                                       20,861        14,588
                                                              --------      --------

  Net increase in cash                                          13,235           149
     Cash at beginning of period                                   688         2,787
                                                              --------      --------

     Cash at end of period                                    $ 13,923      $  2,638
                                                              ========      ========


  Supplemental cash flow information:
     Interest paid                                            $  1,669      $    605
                                                              ========      ========

     Income taxes paid                                        $    314      $    437
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

              UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)




1.   Basis of Presentation

     The condensed consolidated financial statements included herein have been prepared by the Company without independent audit. In the opinion of the Company's management, all adjustments of a normal and recurring nature necessary to present fairly the financial position, results of operations and cash flows for the periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1998 Annual Report on Form 10-K. The results of operations for the three-month and nine-month periods ended September 30, 1999 are not necessarily indicative of operating results for the full year.


2.   Inventories

     Inventories consisted of the following at:
            (In thousands of dollars)

                                                                SEPTEMBER 30,        DECEMBER 31,
                                                                    1999                 1998
                                                                -------------        ------------
              Lime and limestone inventories:
                  Raw materials                                 $         978        $        927
                  Finished goods                                          919                 671
                                                                -------------        ------------
                                                                        1,897               1,598
              Service parts                                             1,762               1,556
                                                                -------------        ------------
                     Total inventories                          $       3,659        $      3,154
                                                                =============        ============


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

     The Company agreed to pay a fee equivalent to 2-1/2% of the Loan value to the placement agent. The fee due on the first $30,000,000 advanced was paid on closing, and the fee due on the remaining $20,000,000 was paid in September when the first installment of this portion was funded.

     Upon execution of the Loan agreement, the first $30,000,000 was advanced, of which approximately $20,000,000 was used to retire all existing bank loans, with the balance to be used primarily for the modernization and expansion of the Arkansas operations. Under the terms of the Loan agreement, the remaining $20,000,000 of the Loan facility could be drawn down in four equal quarterly installments beginning June 30, 1999, and ending March 30, 2000, and will be used exclusively for the Arkansas project. Commencement of the draw down of the quarterly installments was conditional upon the Company receiving an operating air permit for the first phase of the Arkansas project by December 31, 1999. In September, the Company received an operating air permit for the modernization and expansion of its Arkansas plant, and immediately placed construction orders. As a consequence of receiving this permit, during September the Company drew down a further $10,000,000, making a total of $40,000,000 advanced under the terms of the Loan.

     As of April 22, 1999, the Company also entered into a second amendment of its amended and restated loan and security agreement with the lead bank which provides for a $4,000,000 revolving credit facility. The current agreement contains essentially the same terms as the previous agreement and has a maturity date of April 21, 2000.

     The Loan is secured by a first lien on substantially all of the Company's assets, with the exception of accounts receivable and inventories which have been used to secure the amended $4,000,000 revolving credit facility. The interest rate on the first $30,000,000 of the Loan is 8.875%. Subsequent installments bear interest from the date they are funded at 3.52% above the secondary market yield of the United States Treasury obligation maturing May 15, 2005. On September 24, 1999, the Company drew down $5,000,000 bearing an interest rate of 9.54%. On September 30, 1999, the Company drew down a further $5,000,000 bearing an interest rate of 9.35%. The revolving credit facility bears interest at LIBOR plus 1.40%, which rate will increase in accordance with a defined rate spread based upon the Company's then-current ratio of total funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA).

     In connection with the repayment of the prior term loan, the Company terminated an interest rate protection agreement, which it had entered into with its bank to modify the interest characteristics of $9,000,000 of its then-outstanding term debt from a variable to a fixed rate (the "Swap Agreement"). As a result of the termination of the Swap Agreement, the Company was obligated to pay the bank a $102,000 termination payment, which was expensed in the second quarter as an adjustment to interest expense.

     The Loan agreement contains covenants that restrict the incurrence of debt, guaranties and liens, and places certain restrictions on the payment of dividends and the sale of significant assets. The Company is also required to meet minimum debt service coverage ratios on an on-going basis and maintain a minimum level of tangible net worth.


     A summary of outstanding debt at the dates indicated is as follows: (In thousands of dollars)

                                                                  SEPTEMBER 30,        DECEMBER 31,
                                                                      1999                 1998
                                                                  -------------        ------------
              Term loan                                           $      40,000        $     17,839
              Revolving credit facility                                      --               1,000
                                                                  -------------        ------------
              Subtotal                                                   40,000              18,839

              Less current installments and
                    revolving credit facility                             1,667               2,643
                                                                  -------------        ------------
              Long-term debt, excluding current
                  installments                                    $      38,333        $     16,196
                                                                  =============        ============

     The carrying amount of the Company's long-term debt approximates its fair value.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $346,000 for the nine months ended September 30, 1999, as compared to $2,838,000 for the nine months ended September 30, 1998. The main reason for the decrease in cash from operating activities was the increased balance of accounts receivable and other assets, principally consisting of the prepaid financing costs associated with the Loan.

The Company invested $8,166,000 in capital expenditures in the first nine months of 1999, of which $4,165,000 related to the Arkansas modernization and expansion project. This compared to capital expenditures of $17,597,000 in the same period last year, of which $14,763,000 was related to the modernization and expansion project at the Texas facility. The Texas project was completed in the fourth quarter of 1998.

In June 1999, the Company purchased the plant and equipment assets of Calco, Inc. in Salida, Colorado, together with all finished product inventories. Calco, Inc. produces pulverized limestone products in bagged and bulk form, and the plant facilities also include a dormant lime kiln. In 1998, the Calco business had revenues of approximately $1,000,000.

As currently planned, the Arkansas modernization and expansion project will be completed in two phases: Phase I will cover the redevelopment of the quarry plant, rebuilding of the railroad, establishment of an out-of-state terminal, and installation of a rotary kiln with a preheater, along with increased product storage and loading capacity. Following receipt of the operating air permit in September, the Company now anticipates producing lime from the new plant during the third quarter of 2000.

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

Phase I of the Arkansas project is currently projected to cost approximately $21,500,000. If Phase II proceeds on schedule, it is currently estimated to cost approximately $11,000,000. The Company intends to finance the Arkansas project through a combination of the Loan and internally generated funds. There can be no assurance that sufficient funds will be available to the Company to complete Phase II of the Arkansas project as currently contemplated.

The Company is not contractually committed to any planned capital expenditures until actual orders are placed for equipment. As of September 30, 1999, the Company had liability for open equipment and construction orders in the amount of approximately $7,000,000. All future billings related to the Arkansas modernization and expansion project will be recorded as work is performed and billed to the Company.

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

The Company agreed to pay a fee equivalent to 2-1/2% of the Loan value to the placement agent. The fee due on the first $30,000,000 advanced was paid on closing, and the fee due on the remaining $20,000,000 was paid in September when the first installment of this portion was funded.

Upon execution of the Loan agreement, the first $30,000,000 was advanced, of which approximately $20,000,000 was used to retire all existing bank loans, with the balance to be used primarily for the modernization and expansion of the Arkansas operations. Under the terms of the Loan agreement, the remaining $20,000,000 of the Loan facility could be drawn down in four equal quarterly installments beginning June 30, 1999, and ending March 30, 2000, and will be used exclusively for the Arkansas project. Commencement of the draw down of the quarterly installments was conditional upon the Company receiving an operating air permit for the first phase of the Arkansas project by December 31, 1999. In September, the Company received an operating air permit for the modernization and expansion of its Arkansas plant, and immediately placed construction orders. As a consequence of receiving this permit, during September the Company drew down a further $10,000,000, making a total of $40,000,000 advanced under the terms of the Loan.

As of April 22, 1999, the Company also entered into a second amendment of its amended and restated loan and security agreement with the lead bank which provides for a $4,000,000 revolving credit facility. The current agreement contains essentially the same terms as the previous agreement and has a maturity date of April 21, 2000.

The Loan is secured by a first lien on substantially all of the Company's assets, with the exception of accounts receivable and inventories which have been used to secure the amended $4,000,000 revolving credit facility. The interest rate on the first $30,000,000 of the Loan is 8.875%. Subsequent installments bear interest from the date they are funded at 3.52% above the secondary market yield of the United States Treasury obligation maturing May 15, 2005. On September 24, 1999, the Company drew down $5,000,000 bearing an interest rate of 9.54%. On September 30, 1999, the Company drew down a further $5,000,000 bearing an interest rate of 9.35%. The revolving credit facility bears interest at LIBOR plus 1.40%, which rate will increase in accordance with a defined rate spread based upon the Company's then-current ratio of total funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA).

In connection with the repayment of the prior term loan, the Company terminated an interest rate protection agreement, which it had entered into with its bank to modify the interest characteristics of $9,000,000 of its then-outstanding term debt from a variable to a fixed rate (the "Swap Agreement"). As a result of the termination of the Swap Agreement, the Company was obligated to pay the bank a $102,000 termination payment, which was expensed in the second quarter as an adjustment to interest expense.

The Loan agreement contains covenants that restrict the incurrence of debt, guaranties and liens, and places certain restrictions on the payment of dividends and the sale of significant assets. The Company is also required to meet minimum debt service coverage ratios on an on-going basis and maintain a minimum level of tangible net worth.

As of September 30, 1999, the Company had approximately $40,000,000 in total debt outstanding.


RESULTS OF OPERATIONS

Revenues were $9,268,000 in the third quarter of 1999, an increase of $1,845,000, or 24.9%, from the revenues of $7,423,000 in the third quarter of 1998. This resulted from a 20.1% increase in sales volume and a 4.8% increase in prices. Third quarter trading was strong, particularly in the construction sector of the Company's business. Improved weather conditions enabled the Company to recover some of the sales from the second quarter which had been lost due to inclement weather. Revenues for the nine months ended September 30, 1999 were $23,812,000, an increase of $1,904,000, or 8.7%, from the $21,908,000 reported for the nine months ended September 30, 1998. The increase resulted from a 5.8% increase in sales volume and a 2.9% increase in prices.

The Company's gross profit was $2,896,000 for the third quarter of 1999, compared to $1,819,000 for the third quarter of 1998, a 59.2% increase. Gross profit margin as a percentage of revenues for the third quarter of 1999 increased to 31.2%, from 24.5% in 1998. In the third quarter, gross profit and gross profit margins improved due to increased sales volumes. Gross profit increased to $6,805,000 for the first nine months of 1999, from $5,264,000 for the first nine months of 1998, a 29.3% increase. Gross profit margin for the nine months ended September 30, 1999 increased to 28.6%, from 24.0% in 1998.

Selling, general and administrative expenses ("SG&A") increased by $56,000, or 6.9%, to $870,000 in the third quarter of 1999, as compared to $814,000 in the third quarter of 1998, the increase being largely due to the Calco business acquired in June. SG&A as a percentage of sales decreased to 9.4%, from 11.0% a year earlier. SG&A increased by $18,000, or 0.7%, to $2,675,000 in the first nine months of 1999, as compared to $2,657,000 in the first nine months of 1998, and as a percentage of sales decreased to 11.2%, from 12.1%.

Interest expense in the third quarter of 1999 was $696,000, as compared to $6,000 in 1998. Interest expense for the first nine months of 1999 was $1,730,000, as compared to $12,000 in 1998. The 1999 increase was attributable to a higher debt balance and miscellaneous additional interest expense, including a $102,000 termination payment in connection with the Company's termination of the Swap Agreement, which amount was expensed in the second quarter of 1999. In 1998, substantially all incurred interest costs were capitalized as part of the Texas modernization and expansion project. Interest costs of approximately $285,000 and $590,000 were capitalized in the third quarter and first nine months, respectively, of 1998.

The Company reported net income of $1,113,000 ($0.28 per share) during the third quarter of 1999, compared to net income of $776,000 ($0.20 per share) during the third quarter of 1998. For the first nine months of 1999, the Company reported net income of $2,015,000 ($0.51 per share), compared to net income of $2,142,000 ($0.54 per share) in the first nine months of 1998.

EBITDA (earnings before interest, taxes, depreciation and amortization) was $3,385,000 for the third quarter of 1999, an increase of 205.5% from the third quarter 1998 of $1,108,000. For the nine months ended September 30, 1999, EBITDA was $7,898,000, an increase of 54.7% from the $5,104,000 generated in the same period of 1998.

YEAR 2000 COMPLIANCE

The Company continues to address the potential impact of the Year 2000 ("Y2K") issue on its operations. The Y2K problem arises because of computer programs which use two digits rather than four digits to define a year. This may result in miscalculations or complete system failures in processing data with programs using date sensitive information.

The Company had inventoried its information technology ("IT") and non-IT systems, including embedded systems in its production operating equipment, in an effort to identify potential Y2K problems. By the end of September, the Company had substantially completed the remediation and testing phases of its Y2K compliance program.

The Company had been using certain customized accounting software which was not Y2K compliant. To address this problem, the Company selected and installed a commercially available accounting software which is Y2K compliant. The cost of this installation is approximately $200,000.

The Company continues to obtain confirmation from its suppliers and customers that they are or will be Y2K compliant. The cost of replacing, or of implementing alternative means of communication with, non-compliant or non-responsive suppliers will not be possible to determine until the review process has been completed.

Other than as a result of serious systemic failures in external services, or due to a significant and extended decline in customer demand as a result of an inadequate response to the Y2K problem by the Company's customers and their industries, the Company does not expect the Y2K challenge to have a material adverse effect on its financial condition, results of operations, or cash flows.


BENEFIT PLANS

Effective July 31, 1999, the Company merged its Employee Stock Option Plan ("ESOP") into its 401(k) Profit Sharing Plan. No contributions had been made to the ESOP since December 1994.


FORWARD-LOOKING STATEMENTS. Any statements contained in this Quarterly Report that are not statements of historical fact are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements in this Report, including without limitation statements relating to the Company's plans, strategies, objectives, expectations, intentions, and adequacy of resources, are identified by such words as "will," "could," "should," "believe," "expect," "intend," "plan," "schedule," "estimate," and "project." The Company undertakes no obligation to publicly update or revise any forward-looking statements. Investors are cautioned that forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from expectations, including without limitation the following:
(i) the Company's plans, strategies, objectives, expectations, and intentions are subject to change at any time at the discretion of the Company; (ii) the Company's plans and results of operations will be affected by the Company's ability to manage its growth and modernization; and (iii) other risks and uncertainties, including without limitation those risks and uncertainties indicated from time to time in the Company's filings with the Securities and Exchange Commission, including the Company's Form 10-K for the fiscal year ended December 31, 1998.



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

PART II. OTHER INFORMATION





ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

              a.  Exhibits:

                  11 Statement re computation of per share earnings

                  27 Financial Data Schedule



              b.  Reports on Form 8-K:

                  The Company filed no Reports on Form 8-K during the quarter ended September 30, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  UNITED STATES LIME & MINERALS, INC.




November 3, 1999                     By:   /s/  Herbert G.A. Wilson
                                         --------------------------------------
                                         Herbert G.A. Wilson
                                         President and Chief Executive Officer
                                         (Principal Executive Officer)





November 3, 1999                     By:   /s/  Larry T. Ohms
                                         ---------------------------------------
                                         Larry T. Ohms
                                         Corporate Controller and Treasurer
                                         (Principal Financial and Accounting
                                           Officer)

                       UNITED STATES LIME & MINERALS, INC.



                                Index to Exhibits



Exhibit No.                          Exhibit
-----------           ---------------------------------------------------------
     11               Statement re computation of per share earnings


     27               Financial Data Schedule