Form 10-K405
period 1999-12-31
UNITED STATES LIME & MINERALS INC
filed 2000-03-02
CIK 82020

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(Mark One)

               (X)  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended December 31, 1999
                                       OR
               ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File Number 0-4197

                       UNITED STATES LIME & MINERALS, INC.
             (Exact name of Registrant as specified in its charter)

         TEXAS                                          75-0789226
-----------------------                  ---------------------------------------
State of Incorporation                   (I.R.S. Employer Identification Number)

13800 MONTFORT DRIVE, SUITE 330, DALLAS, TEXAS             75240
----------------------------------------------         -------------
  (Address of principal executive offices)               (Zip code)

       Registrant's telephone number, including area code: (972)-991-8400

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

             Title of Each Class               Name of Each Exchange on
                                                  Which Registered

                                      None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                          Common Stock, $0.10 par value

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

     Indicate by a check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [X]

     The aggregate market value of Common Stock held by non-affiliates as of February 25, 2000: $13,017,778.

     Number of shares of Common Stock outstanding as of February 25, 2000:
3,981,664.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Part III incorporates information by reference from the Registrant's definitive Proxy Statement to be filed for its 2000 Annual Meeting of Shareholders. Part IV incorporates certain exhibits by reference from the Registrant's previous filings.

                                TABLE OF CONTENTS


                                                                                                         PAGE

PART I.....................................................................................................1

       ITEM 1.    BUSINESS.................................................................................1
                  General..................................................................................1
                  Business and Products....................................................................1
                  Product Sales............................................................................1
                  Order Backlog............................................................................1
                  Seasonality..............................................................................2
                  Limestone Reserves.......................................................................2
                  Mining...................................................................................2
                  Plants and Facilities....................................................................3
                  Employees................................................................................4
                  Competition..............................................................................4
                  Environmental Matters....................................................................4
                  Disposition of Assets....................................................................5

       ITEM 2.    PROPERTIES...............................................................................5

       ITEM 3.    LEGAL PROCEEDINGS........................................................................5

       ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS......................................5

PART II....................................................................................................5

       ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS......................................................................5

       ITEM 6.    SELECTED FINANCIAL DATA..................................................................6

       ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS............................................7

       ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..............................11

       ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.............................................11

       ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE.....................................................12

PART III..................................................................................................12

PART IV...................................................................................................12

       ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
                  ON FORM 8-K.............................................................................12

                  SIGNATURES..............................................................................15

                 UNITED STATES LIME & MINERALS, INC. - FORM 10-K
                      For the Year Ended December 31, 1999

                                     PART I


ITEM 1. BUSINESS.

     GENERAL. The business of United States Lime & Minerals, Inc. (the "Company" or the "Registrant"), which was incorporated in 1950, is the production and sale of lime and limestone products. The Company extracts high-quality limestone from its quarries and processes it for sale as pulverized limestone, quicklime, and hydrated lime. These operations were conducted throughout 1999 at two wholly-owned subsidiaries of the Company: Arkansas Lime Company and Texas Lime Company. In June 1999, a third wholly-owned subsidiary, Colorado Lime Company, purchased the assets of Calco, Inc., a small producer of pulverized limestone products located in Salida, Colorado. The Company sold substantially all of the assets of its subsidiary, Corson Lime Company, on June 21, 1997, see "Business - Disposition of Assets." References to the Company herein include references to its subsidiaries.

     The Company's principal corporate office is located at 13800 Montfort Drive, Suite 330, Dallas, Texas 75240.

     BUSINESS AND PRODUCTS. The Company extracts raw limestone and then processes it for sale as pulverized limestone, quicklime, and hydrated lime. Pulverized limestone, also referred to as ground calcium carbonate, is a dried product ground to granular and finer sizes. Quicklime (calcium oxide) is produced by heating limestone to very high temperatures in kilns in a process called calcination. Hydrated lime (calcium hydroxide) is produced by reacting quicklime with water in a controlled process to produce a dry, white powder.

     Pulverized limestone is used primarily in the production of construction materials such as asphalt paving and roofing shingles, as an additive to agriculture feeds, as a soil enhancement, and for mine safety dust in coal mining operations. Quicklime is used primarily in the manufacturing of paper products, in sanitation and water filtering systems, in metal processing, and in soil stabilization for highway and building construction. Hydrated lime is used primarily in municipal sanitation and water treatment, in soil stabilization for highway and building construction, in the production of chemicals, and in the production of construction materials such as stucco, plaster and mortar.

     PRODUCT SALES. In 1999, the Company sold the majority of its products in the states of Arkansas, Colorado, Kansas, Louisiana, Mississippi, Missouri, New Mexico, Oklahoma, Tennessee, and Texas. Sales are made primarily by the Company's six sales employees who call on potential customers and solicit orders which are generally made on a purchase-order basis. The Company also receives orders in response to bids that it prepares and submits to potential customers.

     Principal customers for the Company's lime and limestone products are highway, street and parking lot contractors, chemical producers, paper manufacturers, roofing shingle manufacturers, steel producers, glass manufacturers, municipal sanitation and water treatment facilities, poultry and cattle feed producers, governmental agencies, and electrical utility companies.

     Approximately 700 customers accounted for the Company's sales of lime and limestone products during the year ended December 31, 1999. No single customer accounted for more than 10% of such sales. The Company is not subject to significant customer risks as its customers are considerably diversified as to geographic location and industrial concentration. However, given the nature of the lime and limestone industry, the Company's profits are very sensitive to changes in volume.

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

     LIMESTONE RESERVES. The Company has two subsidiaries which currently extract limestone from open-pit quarries, the Texas Lime Company is located 14 miles from Cleburne, Texas, and the Arkansas Lime Company is located near Batesville, Arkansas. A third subsidiary, the Colorado Lime Company, owns limestone resources at Monarch Pass located 15 miles west of Salida, Colorado. No mining took place on this property in 1999, although existing crushed stone stockpiles on the property were used to provide feedstock to the plant in Salida acquired from Calco, Inc. Access to all locations is provided by paved roads.

     Texas Lime Company operates upon a tract of land containing approximately 470 acres, including the Cleburne Quarry. In January 1999, the Company purchased approximately 400 acres of additional land and now owns approximately 2,700 acres adjacent to the quarry. Both the quarry and the adjacent land contain known high-quality limestone reserves in a bed averaging 28 feet in thickness, with an overburden that ranges from 0 to 50 feet. The Company also has mineral interests in approximately 560 acres of land adjacent to the northwest boundary of the Company's property. The calculated reserves, as of January 31, 1999, were approximately 44,000,000 tons of proven reserves and approximately 91,000,000 tons of probable reserves. Assuming the enhanced level of production following the Texas modernization and expansion project is maintained, the Company estimates that these reserves are sufficient to sustain operations for approximately 100 years.

     Arkansas Lime Company operates the Batesville Quarry and has lime and limestone production facilities on a second site linked to the quarry by its own light-gauge railroad. The active quarry operations cover approximately 725 acres of land containing a known deposit of high-quality limestone. The average thickness of the high-quality limestone deposit is approximately 70 feet, with an average overburden thickness of 35 feet. The Company also owns approximately 325 additional acres containing additional high-quality limestone deposits adjacent to the present quarry but separated from it by a public highway. The average thickness of this second high-quality limestone deposit is approximately 55 feet, with an average overburden of 20 feet. The calculated reserves, as of January 31, 1999, were approximately 23,500,000 tons of proven reserves plus an additional 33,500,000 tons of probable reserves. Assuming the present level of production is maintained, the Company estimates that reserves are sufficient to sustain operations for approximately 100 years. However, this estimate is reduced to 50 years assuming that the Arkansas facility reaches projected production levels after the planned modernization and expansion.

     Colorado Lime Company acquired the Monarch Pass Quarry in November 1995 and has not carried out any mining on the property. A review of the potential limestone resources has been completed by independent geologists. However, the Company does not consider the cost of a drilling program to be economically feasible at this time and, consequently, it is not possible to identify and categorize reserves. The Monarch Pass Quarry, which had been operated for many years until its closure in the early nineties, contains a mixture of limestone types, including high-quality calcium limestone and dolomite. The Company expects to utilize remaining crushed stone inventories to supply its processing plant in nearby Salida. Developed quarry benches are available and will be mined by contractors if the need arises.

     MINING. The Company extracts limestone by the open-pit method at its Arkansas and Texas quarries. Monarch Pass is also an open-pit quarry, but is not being worked at this time. The open-pit method consists of removing any overburden comprising soil, trees, and other substances, including inferior limestone, and then extracting the exposed high-quality limestone. Open-pit mining is generally less expensive than underground mining. The principal disadvantage of the open-pit method is that operations are subject to inclement weather. The limestone is extracted by drilling and blasting utilizing standard mining equipment, which is Company-owned. After extraction, limestone is crushed, screened, and ground in the case of pulverized limestone, or further processed in kilns and hydrators in the case of quicklime and hydrated lime, before shipment. The Company has no knowledge of any recent changes in the physical quarrying conditions on any of its properties which have materially affected its mining operations, and no such changes are anticipated.

     PLANTS AND FACILITIES. The Company produces lime and/or limestone products at three plants:

     Following the completion at the end of 1998 of a modernization and expansion project at the Texas plant, the plant now has an annual capacity of 470,000 tons of quicklime from three rotary kilns. The plant has pulverized limestone equipment which has a capacity to produce 700,000 tons of pulverized limestone annually, depending on the product mix. The Texas project included the installation of a new stone crushing and handling system, the addition of a preheater to one of the existing kilns, additional storage, screening, and shipping capacity, and a new support building housing a laboratory and administrative and shop facilities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." In addition to the Cleburne plant, the Company owns a dormant plant which is located near Blum, Texas on a tract of land covering approximately 40 acres. The Blum plant was acquired in 1989, and its kilns have not been operated since that time; however, the plant's storage and shipment facilities are currently being utilized.

     The Arkansas Lime production plant is situated on a tract of 290 acres located approximately two miles from the Batesville Quarry to which it is connected by a Company-owned light-gauge railroad. Utilizing six vertical kilns, this plant has an annual capacity of 85,000 tons of quicklime. The plant has two grinding systems which, depending on the product mix, have the capacity to produce 700,000 tons of pulverized limestone annually.

     Over the past decade, Arkansas Lime Company has lost various accounts due to poor product quality and service from the vertical lime kilns which were installed in the 1920's. The Company has commenced a modernization and expansion of the Arkansas facility, to be completed in two phases, which is designed to improve quality and service and enable Arkansas Lime Company to compete for new accounts and accounts with former customers lost due to the quality and service issues. Phase I includes the redevelopment of the quarry plant, rebuilding of the railroad to standard U.S. gauge, establishment of an out-of-state terminal, and installation of a rotary kiln with preheater, along with increased product storage and loading capacity. Completion of this phase is planned for the third quarter of 2000, and will provide a modern lime works with an annual capacity of up to approximately 200,000 tons of quicklime. In July 1999, the Company purchased a disused feed mill in Shreveport, Louisiana. This facility is connected to the Kansas City Southern railroad and is being re-furbished during Phase I to provide lime storage and distribution capacity to service markets in Louisiana and East Texas. Phase II will further expand lime production capacity at Arkansas to approximately 350,000 tons of quicklime by the installation of a second kiln with additional storage capacity. Phase II is currently scheduled for completion in the first half of 2001, although the Company could defer, or cancel, this phase depending on factors such as market demand and availability of financing. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

     The Company maintains lime hydrating equipment and limestone drying and pulverizing equipment at both the Texas and Arkansas plants. Storage facilities for lime and pulverized limestone products at each plant consist primarily of cylindrical tanks, which are considered by the Company to be adequate to protect its lime and limestone products and to provide an available supply for customers' needs at the existing volume of shipments. Equipment is maintained at each plant to load trucks, and at the Arkansas and Blum plants to load railroad cars.

     The Colorado Lime Company operates a limestone drying, grinding and bagging facility, with an annual capacity of 60,000 tons, on 99 acres of land in Salida, Colorado. The property is leased from the Union Pacific Railroad for a term of 5 years, commencing June 1999, with renewal options for a further 10 years. A rail loading spur is available, although the Company does not currently ship any products by rail. This plant's facilities also include a small rotary lime kiln which is permitted for operation but presently dormant. A mobile stone crushing and screening plant is situated in the Monarch Pass Quarry, producing agricultural grade limestone, with an annual capacity of up to 40,000 tons.

     The Company believes that its processing plants are adequately maintained and insured. The Texas plant has recently been modernized and expanded, and the Arkansas modernization and expansion project will replace the majority of the old equipment at this facility. See "Managements Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

     EMPLOYEES. The Company employed, at December 31, 1999, 205 persons, 29 of whom are engaged in sales, administrative, and management activities. Of the Company's 176 production employees, 135 are covered by two collective bargaining agreements. Both agreements were renewed during 1999. The Arkansas facility agreement expires in January 2002, and the Texas facility agreement expires in November 2002. The Company considers that its relationships with all employees are good.

     COMPETITION. The lime industry is highly localized and competitive, with quality, price, and proximity to customers being the prime competitive factors. The Company's competitors are predominantly private companies.

     In recent years, the demand for lime has been relatively strong, and price levels have gradually increased in the major business sectors. The Company believes that the Transportation Equity Act for the 21st Century, signed into law in June 1998, will provide a continuing strong level of demand from the highway construction sector over the next few years.

     The lime industry is also characterized by high barriers to entry, including: the scarcity of high-quality limestone deposits on which the required zoning and permits for extraction can be obtained; the need for lime plants to be located close to markets and railroad networks to enable cost-effective production and distribution; recent clean air and anti-pollution legislation which has made it more difficult to obtain permitting for new sources of emissions such as lime kilns; and the high capital cost of the facilities. These considerations reinforce the premium value of operations having permitted, long-term, high-quality mineral reserves and good locations relative to markets. Producers tend to be concentrated on known limestone formations where competition takes place on a local basis. The industry as a whole has expanded its customer base and, while the steel industry is still the largest market sector, also counts pulp and paper producers and road builders among its major customers. In recent years, the environmental-related uses for lime have been expanding, including use in flue gas desulfurization and the treatment of both waste and potable water.

     There is a continuing trend of consolidation in the lime and limestone industry, with the three largest lime companies now accounting for approximately 70% of North American lime capacity. In addition to the consolidations, and often in conjunction with them, many lime producers have undergone modernization and expansion projects to upgrade their processing equipment in an effort to improve operating efficiency. The Company's modernization and expansion projects should allow it to continue to remain competitive, protect its markets, and position itself for the future. In addition, the Company will continue to evaluate external opportunities for expansion. However, circumstances outside of the control of the Company may require it to revise its strategy, or otherwise find ways to enhance the value of the Company, including entering into strategic partnerships, mergers, or other transactions.

     ENVIRONMENTAL MATTERS. The Company owns or controls large areas of land upon which it operates limestone quarries and their associated processing plants with inherent environmental responsibilities. However, there is a low level of environmental risk posed by the production of lime and limestone which are benign and non-toxic to the environment.

     The Company's operations are subject to various federal, state, and local environmental laws and regulations, including the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, and the Comprehensive Environmental Response, Compensation, and Liability Act, as well as the Toxic Substances Control Act. The rate of change of such legislation has been rapid over the last decade, and compliance can require significant expenditures. For example, recent federal legislation required Texas Lime Company and Arkansas Lime Company to apply for "Title V" renewable operating permits which have significant on-going compliance monitoring costs. While the Company cannot be certain that it will always be able to comply with changing requirements without a material impact on its business, it is not aware of any such impending change. In part in response to requirements of environmental regulatory agencies, the Company incurred capital expenditures of approximately $200,000 in 1999 and $197,000 in 1998 on environmental compliance and is planning to incur approximately $150,000 in 2000 excluding major capital projects. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

     In the judgment of management, forecastable expenditure requirements for future environmental compliance are not of such dimension as to have a materially adverse effect on the Company's financial condition, results of operation, cash flows, or competitive position.

     The Company's recurring costs associated with managing and disposing of potentially hazardous substances (such as fuels and lubricants used in operations) and maintaining pollution control equipment amounted to approximately $165,000 in 1999 and $167,000 in 1998. The Company has not been named as a potentially responsible party in any superfund cleanup site.

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

ITEM 2. PROPERTIES.

     Reference is made to Item 1 of this Report for a description of the properties of the Company, and such description is hereby incorporated by reference in answer to this Item 2. As discussed in Note 2 of Notes to Consolidated Financial Statements, the Company's plant facilities and mineral reserves are subject to encumbrances to secure the Company's loans.

ITEM 3. LEGAL PROCEEDINGS.

     Information regarding legal proceedings is set forth in Note 6 of Notes to Consolidated Financial Statements and is hereby incorporated by reference in answer to this Item 3.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Company did not submit any matters to a vote of security holders during the fourth quarter 1999.


                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock is quoted on the Nasdaq Stock Market(R) under the symbol "USLM." As of February 25, 2000, the Company had 825 stockholders of record.

     As of February 25, 2000, the Company had 500,000 shares of $5.00 par value preferred stock authorized, however, none had been issued.

     The high and low sales prices for the Company's Common Stock for the periods indicated, as well as dividends declared, were:

                                         1999                                          1998
                       ----------------------------------------      ----------------------------------------
                             MARKET PRICE                                MARKET PRICE
                       ------------------------     DIVIDENDS        ------------------------    DIVIDENDS
                           LOW          HIGH        DECLARED             LOW         HIGH        DECLARED
                       ------------ ----------- ---------------      ------------------------ ---------------
First Quarter           $ 6 1/4       $ 8 1/32     $ 0.025            $ 6 1/2     $ 9            $ 0.025
Second Quarter          $ 6 1/2       $11          $ 0.025            $ 7 3/4     $ 9 1/8        $ 0.025
Third Quarter           $ 5 5/8       $ 8          $ 0.025            $ 6 5/16    $ 8 3/4        $ 0.025
Fourth Quarter          $ 6           $ 8          $ 0.025            $ 6         $ 8            $ 0.025

ITEM 6. SELECTED FINANCIAL DATA.

                                                       (dollars in thousands, except per share amounts)

                                                                       YEARS ENDED DECEMBER 31,
                                             ------------------------------------------------------------------------
                                                 1999           1998           1997           1996          1995
                                             ------------   ------------   ------------   ------------   ------------
Operating results
     Revenues                                $     31,537         28,769         32,404         40,159         41,419
                                             ============   ============   ============   ============   ============
     Net income                              $      2,533          2,929          3,096 a        2,602          4,260
                                             ============   ============   ============   ============   ============
Income per share of common stock
     Basic earnings                          $       0.64           0.74           0.79           0.67           1.11
                                             ============   ============   ============   ============   ============
     Diluted earnings                        $       0.64           0.74           0.78           0.66           1.11
                                             ============   ============   ============   ============   ============

                                                                        AS OF DECEMBER 31,
                                             ------------------------------------------------------------------------
                                                  1999          1998           1997           1996           1995
                                             ------------   ------------   ------------   ------------   ------------
  Total assets                               $     77,688         51,090         33,520         31,319         29,793
  Long-term debt,
       excluding current installments        $     42,500         16,196          2,167          3,238          4,381
  Stockholders' equity per
       outstanding share                     $       7.23           6.70           6.11           5.40           4.89
  Cash dividends per share                   $       0.10           0.10           0.10           0.10          0.075
  Employees at year end                               205            200            201            318            338

---------------

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


See "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


RESULTS OF OPERATIONS.

     The following table sets forth selected financial information of the Company expressed as a percentage of revenues for the periods indicated:


                                                             YEARS ENDED DECEMBER 31,
                                                    ----------------------------------------
                                                       1999           1998           1997
                                                    ----------     ----------     ----------

Revenues                                                   100%           100%           100%

Cost of revenues
     Labor and other operating expenses                    (58)           (66)           (73)
     Depreciation, depletion and amortization              (14)           (10)           (10)
                                                    ----------     ----------     ----------
         GROSS PROFIT                                       28             24             17

Selling, general and administrative expenses               (11)           (12)           (14)
                                                    ----------     ----------     ----------
         OPERATING PROFIT                                   17             12              3

Other (expenses) income:
     Interest expense                                       (8)            --              1
     Other, net                                              2              1              2

Federal and state income tax (expense) benefit              (3)            (3)             6
                                                    ----------     ----------     ----------

         NET INCOME                                          8%            10%            10%
                                                    ==========     ==========     ==========

                                  1999 VS. 1998

     Revenues increased to $31,537,000 in 1999 from $28,769,000 in 1998, an increase of $2,768,000, or 9.6%. This increase was a result of a 6.9% increase in sales volume and a 2.7% increase in sales prices. Revenues from the Colorado Lime plant in the last six months of 1999 contributed to the increase, as did the continued strong demand from the Texas market.

     The Company's gross profit was $8,815,000 for 1999 compared to $7,061,000 for 1998, a 24.8%, or $1,754,000 increase. As a percentage of revenues, gross profit margin increased to 28.0% in 1999 from 24.5% in 1998. Improving production efficiencies at Texas Lime during the second half of 1999 contributed to the increased gross profit margin.

     Selling, general and administrative ("SGA") expenses decreased slightly to $3,482,000 in 1999 from $3,489,000 in 1998. As a percentage of revenues, SGA expenses decreased to 11.0% in 1999 from 12.1% in 1998.

     Interest expense increased to $2,561,000 in 1999 from $26,000 in 1998. This is a result of the Company's increased amount of debt. In addition, $962,000 of interest costs associated with the modernization and expansion project at the Texas facility were capitalized in 1998, while only $167,000 of interest costs associated with the modernization and expansion project at the Arkansas facility were capitalized in 1999.

     The Company's net income for 1999 decreased $396,000, or 13.5%, to $2,533,000 ($0.64 per share) in 1999 from $2,929,000 ($0.74 per share) in 1998.
Although operating profit in 1999 increased by $1,761,000, or 49.3%, net income was negatively impacted by the increase in interest expense in 1999 as compared to 1998.

                                  1998 VS. 1997

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

     SG&A expenses decreased from $4,520,000 in 1997 to $3,489,000 in 1998, a 22.8% decrease. In 1997, SG&A was negatively impacted by a one-time severance payment due to a former employee under an employment agreement and additional professional consulting fees. SG&A expenses decreased as a percent of revenues to 12.1% in 1998, from 13.9% in 1997.

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

FINANCIAL CONDITION.

     LIQUIDITY AND CAPITAL RESOURCES. In 1999, cash flow from operations was $2,208,000, a decrease of $3,226,000, or 59.4%, from 1998. The decrease was principally related to an increase in inventories arising from the increased capacity of the expanded Texas plant and the acquisition of Calco, Inc., the costs associated with the financing agreement, and a reduction in accounts payable due to final settlements of contractual costs relating to the Texas project.

     Capital expenditures for 1999 totaled $10,860,000, compared to $22,790,000 in 1998. Of the 1999 expenditures, approximately $5,700,000 related to the modernization and expansion project at the Arkansas facility, while $17,394,000 of the 1998 expenditures related to the modernization and expansion project at the Texas facility.

     At December 31, 1999, the Company had cash or cash equivalents totaling $18,021,000, compared with $688,000 at the end of 1998. The increased balance is due to the draw down of a total of $45,000,000 during 1999 in accordance with the pre-determined draw schedule contained in the Company's new term loan agreement (See "Banking Facilities"). Of this total, approximately $20,000,000 was used to retire all then-existing debt on April 22, 1999, and $10,860,000 was used for capital expenditures.

     The Company completed the modernization and expansion project at the Texas facility at the end of 1998 and, in November 1999, commenced a similar project for the Arkansas facility. Excluding expenditures for the Company's planned modernization and expansion project at Arkansas Lime, the Company expects to spend approximately $2,000,000 to $3,000,000 per year over the next several years. These expenditures are considered normal recurring capital and re-equipping projects at the plant facilities to maintain or improve efficiency and reduce costs.

     The Texas project was completed at the end of 1998, although the customary "de-bugging" of the new plant required a further six months. By the end of 1999, this plant was demonstrating the improved efficiencies projected, and the year ended with maximum product inventories ready to service the market which is expected to expand further in 2000.

     During 1999, Texas Lime's sales of pulverized limestone to roofing manufacturers declined, principally because of reliability problems with this production equipment, the problems with which had not been fully resolved as a part of the major project. This issue is being addressed in 2000 when a duplication of this production line, costing approximately $1,250,000, will provide for equipment redundancy.

     The Arkansas modernization and expansion project commenced with ground breaking in November 1999 and will be completed in two phases: Phase I will cover the redevelopment of the quarry plant, rebuilding of the railroad to standard U.S. gauge, establishment of an out-of-state terminal, and installation of a rotary kiln with a preheater, along with increased product storage and loading capacity. The financing for Phase I was secured in April 1999, and the final operating air permit for this phase was received in September 1999, enabling construction orders to be placed. Completion of Phase I is planned for the third quarter of 2000.

     Phase II of the Arkansas project will further expand the plant capacity through the installation of a second kiln with additional storage capacity. Although the Company could determine to defer, or cancel, Phase II depending upon such factors as market demand and the availability of financing, it has applied for an operating air permit and currently plans to complete Phase II in the first half of 2001.

     The Arkansas improvements should allow the Company to better serve its customers by improving both product quality and customer service while increasing the production capacity of quicklime and hydrated lime. With the improvements, the Company expects to be in a better position to compete for customers who currently cannot use the Company's lime in their processes due to insufficient supply capability from the existing plant or quality constraints. The rotary kiln will have lower operating costs and a greater capacity than the six shaft kilns currently in use. In addition to increasing capacity, this kiln will also be able to consistently produce high-quality lime for use by certain manufacturing customers who currently do not buy lime from the Arkansas facility. The storage, screening, and load-out facilities will also substantially reduce the amount of time required for the loading of bulk quicklime trucks and railcars. The modernization and expansion project will increase both production and shipping capacity, will lower operating costs, and will allow for a more efficient utilization of the work force.

     Phase I of the Arkansas project is currently projected to cost approximately $24,000,000. If Phase II proceeds on schedule, it is currently estimated to cost approximately $9,500,000. The Company intends to finance the Arkansas project through a combination of internally generated funds and its banking facilities. There can be no assurance that sufficient funds will be available to the Company to complete Phase II of the Arkansas project as currently contemplated.

     The Company is not contractually committed to any planned capital expenditures until actual orders are placed for equipment or services. As of December 31, 1999, the Company had liabilities for open equipment and construction orders totaling approximately $14,000,000 related to the Arkansas modernization and expansion project.

     BANKING FACILITIES. On April 22, 1999, the Company entered into a new credit agreement with a consortium of commercial banks for a $50,000,000 Senior Secured Term Loan (the "Loan"). The Loan is repayable over a period of approximately 8 years, maturing on March 30, 2007, and requires monthly principal payments of $277,777.78 beginning April 30, 2000, with a final principal payment of $26,944,444.26 on March 30, 2007, which equates to a 15-year amortization, assuming the final draw down of $5,000,000 on March 30, 2000 is completed.

     The Company agreed to pay a fee equivalent to 2-1/2% of the Loan value to the placement agent. The fee due on the first $30,000,000 advanced was paid on closing, and the fee due on the remaining $20,000,000 was paid in September 1999 when the first installment of this portion was funded.

     Upon execution of the Loan agreement, the first $30,000,000 was advanced, of which approximately $20,000,000 was used to retire all existing bank loans, with the balance to be used primarily for the modernization and expansion of the Arkansas operations. Under the terms of the Loan agreement, the remaining $20,000,000 of the Loan facility could be drawn down in four equal quarterly installments beginning June 30, 1999, and ending March 30, 2000, and will be used exclusively for the Arkansas project. Commencement of the draw down of the quarterly installments was conditional upon the Company receiving an operating air permit for Phase I of the Arkansas project by December 31, 1999. In September 1999, the Company received the final operating air permit for Phase I, and immediately placed construction orders. As a consequence of receiving this permit, the Company drew down a further $10,000,000 during September, and a further $5,000,000 during December, making a total of $45,000,000 advanced at December 31, 1999, under the terms of the Loan.

     The interest rate on the first $30,000,000 of the Loan is 8.875%. Subsequent installments bear interest from the date they are funded at 3.52% above the secondary market yield of the United States Treasury obligation maturing May 15, 2005. On September 24, 1999, the Company drew down $5,000,000, bearing an interest rate of 9.54%. On September 30, 1999, the Company drew down a further $5,000,000, bearing an interest rate of 9.35%. On December 31, 1999, the Company drew down a further $5,000,000, bearing an interest rate of 9.94%.

     In connection with the repayment of the prior term loan, the Company terminated an interest rate protection agreement, which it had entered into with its bank to modify the interest characteristics of $9,000,000 of its then-outstanding term debt from a variable to a fixed rate (the "Swap Agreement"). As a result of the termination of the Swap Agreement, the Company was obligated to pay the bank a $102,000 termination payment, which was expensed in the second quarter 1999 as an adjustment to interest expense.

     As of April 22, 1999, the Company also entered into a second amendment of its amended and restated loan and security agreement with the lead bank which provides for a $4,000,000 revolving credit facility. The current agreement contains essentially the same terms as the previous agreement and has a maturity date of April 21, 2000. The revolving credit facility bears interest at LIBOR plus 1.40%, which rate will increase in accordance with a defined rate spread based upon the Company's then-current ratio of total funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA). At December 31, 1999, the Company had not drawn down any funds under the revolving credit facility.

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

     As of December 31, 1999, the Company had approximately $45,000,000 in total bank debt outstanding.

     ENVIRONMENTAL MATTERS. The Company's operations are subject to various environmental laws and regulations. In part in response to requirements of environmental regulatory agencies, the Company incurred capital expenditures of approximately $200,000 in 1999 and $197,000 in 1998. In the judgment of management, forecastable environmental expenditure requirements for the future are not of such dimension as to have a materially adverse effect on the Company's financial condition, results of operations, cash flows, or competitive position. See "Business--Environmental Matters."

     YEAR 2000 COMPLIANCE. The Company was previously using certain customized accounting software which was not Y2K compliant. To address this problem, the Company selected a commercially available accounting software and completed the installation and conversion in November 1999. The cost of this installation was approximately $250,000.

     There were no adverse impacts experienced by the Company or its major customers and suppliers as a result of the new millennium. The Company will continue to monitor the situation.

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

ADDITIONAL FACTORS.

     EFFECTS OF LEVERAGE AND RESTRICTIONS IMPOSED BY TERMS OF THE COMPANY'S INDEBTEDNESS. Following the closing of the Company's $50,000,000 term loan facility, the Company is significantly more leveraged than it has been in the recent past, and a substantial portion of its cash flows from operations will be dedicated to the payment of principal and interest on indebtedness. As of December 31, 1999, the Company's total consolidated indebtedness and total stockholders' equity were $45,000,000 and $28,800,000, respectively, and total indebtedness represented 61.0% of total capitalization. The Company may need to obtain additional financing to complete the Arkansas project.

     The ability of the Company to service its debt and to comply with the financial and restrictive covenants contained in its loan agreements will depend upon its future performance and business growth, including the Company's ability to recapture the Arkansas Lime market, which, in turn, are subject to financial, economic, competitive, and other factors, many of which are beyond the Company's control.

     PERMITTING CONDITIONS FOR THE ARKANSAS PLANT. In September 1999, the Company received a Prevention of Significant Deterioration ("PSD") permit in respect of Phase I of the modernization and expansion project for its Arkansas facility. This permit covers air emissions generated at the facility and contains stringent emission limits and performance criteria that the proposed rotary lime kiln and plant must meet. Until the new plant is operational and has demonstrated its ability to achieve compliance with the permit conditions, there can be no assurance that additional capital will not be required, or operating conditions imposed, in order to achieve compliance with the PSD permit.

     A second PSD permit has been applied for in respect of the kiln to be installed in Phase II of the project. There can be no guarantee that this permit will be obtained or that it will contain achievable emission limits and performance criteria.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.


                                      NONE


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        INDEX TO CONSOLIDATED FINANCIAL STATEMENTS.

        Report of Independent Auditors                                                 F1

        Consolidated Financial Statements:

                 Consolidated Balance Sheets as of December 31, 1999 and 1998          F2

                 Consolidated Statements of Income for the Years Ended
                          December 31, 1999, 1998 and 1997                             F3

                 Consolidated Statements of Stockholders' Equity for
                          the Years Ended December 31, 1999, 1998, and 1997            F4

                 Consolidated Statements of Cash Flows for the Years
                          Ended December 31, 1999, 1998 and 1997                       F5

                 Notes to Consolidated Financial Statements                            F6

                 UNITED STATES LIME & MINERALS, INC. - FORM 10-K




                         REPORT OF INDEPENDENT AUDITORS






The Board of Directors and Stockholders
United States Lime & Minerals, Inc.




We have audited the consolidated balance sheets of United States Lime & Minerals, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of United States Lime & Minerals, Inc. and subsidiaries as of December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.




                                                              ERNST & YOUNG LLP





Dallas, Texas
January 28, 2000


                                      -F1-

                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)


                                                                            DECEMBER 31,
                                                                      ------------------------
ASSETS                                                        NOTES      1999          1998
                                                              -----   ----------    ----------
Current assets:
     Cash and cash equivalents                                        $   18,021           688
     Trade receivables, net                                      1         4,166         3,360
     Inventories                                                 1         4,266         3,154
     Prepaid expenses and other assets                                       163           139
                                                                      ----------    ----------
         Total current assets                                             26,616         7,341

Property, plant and equipment, at cost:                          1
     Land                                                                  3,366         2,991
     Building and building improvements                                    1,940         1,820
     Machinery and equipment                                              75,705        67,151
     Furniture and fixtures                                                  949           631
     Automotive equipment                                                    551           635
                                                                      ----------    ----------
                                                                          82,511        73,228
     Less accumulated depreciation                                      (35,381)      (32,152)
                                                                      ----------    ----------
         Property, plant and equipment, net                               47,130        41,076

Deferred tax asset, net                                          3         2,136         2,465
Other assets, net                                                1         1,806           208
                                                                      ----------    ----------
         TOTAL ASSETS                                                 $   77,688        51,090
                                                                      ==========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current installments of long-term debt                      2    $    2,500         2,643
     Accounts payable - trade                                              1,953         3,668
     Accrued expenses                                                      1,580         1,666
                                                                      ----------    ----------
              Total current liabilities                                    6,033         7,977
Long-term debt, excluding current installments                   2        42,500        16,196
Other liabilities                                                            358           253
                                                                      ----------    ----------
         TOTAL LIABILITIES                                                48,891        24,426
Commitments and contingencies                                    6            --            --
Stockholders' equity:                                          2,4,5
     Preferred stock, $5 par value;
         authorized 500,000 shares; none issued                               --            --
     Common stock, $0.10 par value; authorized
         15,000,000 shares; issued 5,294,065 shares                          529           529
     Additional paid-in capital                                           14,819        14,866
     Retained earnings                                                    27,376        25,243
     Less treasury stock at cost; 1,312,401 shares
         and 1,316,876 shares of common stock                            (13,927)      (13,974)
                                                                      ----------    ----------
              Total stockholders' equity                                  28,797        26,664
                                                                      ----------    ----------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $   77,688        51,090
                                                                      ==========    ==========


           See accompanying notes to consolidated financial statements


                                      -F2-

                        CONSOLIDATED STATEMENTS OF INCOME
                (dollars in thousands, except per share amounts)


                                                                          YEARS ENDED DECEMBER 31,
                                                                   --------------------------------------
                                                            NOTES     1999          1998          1997
                                                            -----  ----------    ----------    ----------
Revenues                                                           $   31,537        28,769        32,404
Cost of revenues:
     Labor and other operating expenses                                18,295        18,920        23,548
     Depreciation, depletion and amortization                           4,427         2,788         3,437
                                                                   ----------    ----------    ----------
                                                                       22,722        21,708        26,985
                                                                   ----------    ----------    ----------

         GROSS PROFIT                                                   8,815         7,061         5,419

Selling, general and administrative expenses                            3,482         3,489         4,520
                                                                   ----------    ----------    ----------

         OPERATING PROFIT                                               5,333         3,572           899

Other expenses (income):
     Interest expense                                         2         2,561            26           368
     Loss (gain) on sale of assets, net                                   (18)          124            14
     Other, net                                                          (587)         (432)         (477)
                                                                   ----------    ----------    ----------
                                                                        1,956          (282)          (95)
                                                                   ----------    ----------    ----------

         INCOME BEFORE TAXES                                            3,377         3,854           994
Income tax expense (benefit), net                             3           844           925        (2,102)
                                                                   ----------    ----------    ----------

         NET INCOME                                                $    2,533         2,929         3,096
                                                                   ==========    ==========    ==========

INCOME PER SHARE OF COMMON STOCK:                           1, 8
     Basic earnings per common share                               $     0.64          0.74          0.79
                                                                   ==========    ==========    ==========
     Diluted earnings per common share                             $     0.64          0.74          0.78
                                                                   ==========    ==========    ==========


           See accompanying notes to consolidated financial statements


                                      -F3-

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (dollars in thousands)


                  YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997



                                     Common Stock      Additional  Retained   Accumulated   Comprehensive  Treasury     Total
                                 --------------------   Paid-In     Earnings    Other            Income     Stock
                                   Shares    Amount     Capital              Comprehensive
                                Outstanding                                     Income
                                 ---------  ---------  ---------   ---------   ---------    -------------  ---------  ---------

  BALANCE AT DECEMBER 31, 1996   3,921,853  $     529     15,311      20,008        (120)             --     (14,562)     21,166
     Stock options exercised        30,000         --       (176)         --          --              --         319         143
     Common stock dividends             --         --         --        (394)         --              --          --        (394)
     Adjustments to reflect
       minimum pension
       liability                        --         --         --          --         139             139          --         139
     Net income                         --         --         --       3,096          --           3,096          --       3,096
                                                                                               ---------
        Comprehensive Income            --         --         --          --          --           3,235          --          --
                                 ---------  ---------  ---------   ---------   ---------       ---------   ---------   ---------

  BALANCE AT DECEMBER 31, 1997   3,951,853  $     529     15,135      22,710          19              --     (14,243)     24,150
     Stock options exercised        25,336         --       (269)         --          --              --         269          --
     Common stock dividends             --         --         --        (396)         --              --          --        (396)
     Adjustments to reflect
       minimum pension
       liability                        --         --         --          --         (19)            (19)         --         (19)
     Net income                         --         --         --       2,929          --           2,929          --       2,929
                                                                                               ---------
        Comprehensive Income            --         --         --          --          --           2,910          --          --
                                 ---------  ---------  ---------   ---------   ---------       ---------   ---------   ---------

  BALANCES AT DECEMBER 31, 1998  3,977,189  $     529     14,866      25,243          --              --     (13,974)     26,664
     Stock options exercised         4,475         --        (47)         --          --              --          47          --
     Common stock dividends             --         --         --        (400)         --              --          --        (400)
     Adjustments to reflect
       minimum pension
       liability                        --         --         --          --          --              --          --          --
     Net income                         --         --         --       2,533          --           2,533          --       2,533
                                                                                               ---------
        Comprehensive Income            --         --         --          --          --           2,533          --          --
                                 ---------  ---------  ---------   ---------   ---------       ---------   ---------   ---------
  BALANCES AT DECEMBER 31, 1999  3,981,664  $     529     14,819      27,376          --              --     (13,927)     28,797
                                 =========  =========  =========   =========   =========       =========   =========   =========


           See accompanying notes to consolidated financial statements


                                      -F4-

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)


                                                                     YEARS ENDED DECEMBER 31,
                                                             -----------------------------------------
                                                                1999            1998           1997
                                                             -----------    -----------    -----------
OPERATING ACTIVITIES:
Net income                                                   $     2,533          2,929          3,096
     Adjustments to reconcile net income
     to net cash provided by operations:
         Depreciation, depletion and amortization                  4,600          2,925          3,503
         Amortization of financing costs                             145             --             50
         Deferred income taxes (benefit)                             329             72         (2,537)
         Loss (gain) on sale of assets                               (18)           124             14
         Loss on sale of Corson Lime Company assets                   --             --            506
         Changes in assets and liabilities:
              (Increase) / decrease in trade receivables            (806)           264          1,528
              (Increase) / decrease in inventories                (1,112)          (153)           332
              (Increase) / decrease in prepaid expenses              (24)           (28)           (19)
              (Increase) / decrease in other assets               (1,743)          (154)           292
              Increase / (decrease) in accounts payable
               and accrued expenses                               (1,801)          (697)           973
              Increase / (decrease) in other liabilities             105            152           (474)
                                                             -----------    -----------    -----------
         Total adjustments
                                                                    (325)         2,505          4,168
                                                             -----------    -----------    -----------
         Net cash provided by operations                     $     2,208          5,434          7,264

INVESTING ACTIVITIES:
     Purchase of property, plant and equipment               $   (10,860)       (22,790)       (11,872)
     Proceeds from sale of Corson Lime Company
       assets, net of expenses                                        --             --          7,745
     Proceeds from sale of property, plant and
       equipment                                                     224             71             44
                                                             -----------    -----------    -----------
         Net cash used in investing activities               $   (10,636)       (22,719)        (4,083)

FINANCING ACTIVITIES:
     Proceeds from exercise of stock options                 $        --             --            143
     Payment of common stock dividends                              (400)          (396)          (394)
     Proceeds from borrowings                                     47,000         16,357          2,900
     Repayments of debt                                          (20,839)          (756)        (4,043)
     Repayment of pension fund liability                              --            (19)            --
                                                             -----------    -----------    -----------
         Net cash provided by (used in) financing
            activities                                       $    25,761         15,186         (1,394)
                                                             -----------    -----------    -----------
         Net increase (decrease) in cash and
            cash equivalents                                      17,333         (2,099)         1,787
     Cash and cash equivalents at beginning of period                688          2,787          1,000
                                                             -----------    -----------    -----------

     Cash and cash equivalents at end of period              $    18,021            688          2,787
                                                             ===========    ===========    ===========


           See accompanying notes to consolidated financial statements

                                      -F5-

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (dollars in thousands, except per share amounts)


                  YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997


(1)  Summary of Significant Accounting Policies

     (a)  Organization

          The Company is a manufacturer of lime and limestone products supplying primarily the steel, paper, agriculture, municipal sanitation and water treatment, and construction industries. The Company is headquartered in Dallas, Texas and operates lime and limestone plants in Arkansas, Colorado and Texas through its wholly owned subsidiaries, Arkansas Lime Company, Colorado Lime Company and Texas Lime Company, respectively. Through June 21, 1997, the Company also operated in Pennsylvania through a wholly owned subsidiary, Corson Lime Company (see Note 7 of Notes to Consolidated Financial Statements).

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

          Supplemental cash flow information is presented below:

                                                   1999         1998         1997
                                                ----------   ----------   ----------
Cash paid during the period for:
     Interest (net of amounts capitalized)      $    3,544          900          321
                                                ==========   ==========   ==========
     Income taxes                               $      470          439          654
                                                ==========   ==========   ==========


     (e)  Trade Receivables

          Trade receivables are presented net of the related allowance for doubtful accounts, which totaled $93 and $52 at December 31, 1999 and 1998, respectively.


                                      -F6-

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (dollars in thousands, except per share amounts)


     (f)  Inventories

          Inventories are valued principally at the lower of cost, determined using the average cost method, or market. Costs include materials, labor, and production overhead.

          A summary of inventories is as follows:

                                             DECEMBER 31,
                                      -----------------------
                                         1999          1998
                                      ----------   ----------
Lime and limestone inventories:
     Raw materials                    $    1,499          927
     Finished goods                          955          671
                                      ----------   ----------
                                           2,454        1,598
Service parts inventories                  1,812        1,556
                                      ----------   ----------
                                      $    4,266        3,154
                                      ==========   ==========

     (g)  Property, Plant and Equipment

          For constructed assets, the capitalized cost includes the cash price paid by the Company for labor and materials plus interest and project management costs that are directly related to the constructed assets. Total interest costs of $167, $962 and $85 were capitalized for the years ended December 31, 1999, 1998 and 1997. Depreciation of property, plant and equipment is being provided for by the straight-line and declining-balance methods over estimated useful lives as follows:

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

          The Company reviews its long-term assets for impairment in accordance with the guidelines of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"). SFAS 121 requires that, when changes in circumstances indicate that the carrying amount of an asset may not be recoverable, the Company should determine if impairment of value exists. Impairment is measured as the amount by which the carrying amount of the assets exceeds the expected future undiscounted cash flows from the use and eventual disposal of the assets under review. Any write-downs are treated as a permanent reduction in the carrying value of the assets.


                                      -F7-

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (dollars in thousands, except per share amounts)


     (h)  Other Assets

          Other assets consist of the following:

                                                                 DECEMBER 31,
                                                          -----------------------
                                                             1999          1998
                                                          ----------   ----------
                           Deferred stripping costs       $       --           56
                           Deferred financing costs            1,781          152
                           Goodwill                               25           --
                                                          ----------   ----------
                                                          $    1,806          208
                                                          ==========   ==========


          Deferred stripping costs, all of which related to Arkansas Lime Company, were amortized by the straight-line method over 12 months in 1999. Deferred financing costs are expensed over the shorter of the life of the debt or expected life of the loan using the straight-line method. Goodwill related to the purchase of Colorado Lime Company is being amortized by the straight-line method over 84 months.

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



                                      -F8-

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (dollars in thousands, except per share amounts)

     (2)  Banking Facilities

          On April 22, 1999, the Company entered into a new credit agreement with a consortium of commercial banks for a $50,000 Senior Secured Term Loan (the "Loan"). The Loan is repayable over a period of approximately 8 years, maturing on March 30, 2007, and requires monthly principal payments of $278 beginning April 30, 2000, with a final principal payment of $26,944 on March 30, 2007, which equates to a 15-year amortization, assuming the final draw down of $5,000 on March 30, 2000 is completed.

          The Company agreed to pay a fee equivalent to 2-1/2% of the Loan value to the placement agent. The fee due on the first $30,000 advanced was paid on closing, and the fee due on the remaining $20,000 was paid in September 1999 when the first installment of this portion was funded.

          Upon execution of the Loan agreement, the first $30,000 was advanced, of which approximately $20,000 was used to retire all existing bank loans, with the balance to be used primarily for the modernization and expansion of the Arkansas operations. Under the terms of the Loan agreement, the remaining $20,000 of the Loan facility could be drawn down in four equal quarterly installments beginning June 30, 1999, and ending March 30, 2000, and will be used exclusively for the Arkansas project. Commencement of the draw down of the quarterly installments was conditional upon the Company receiving an operating air permit for Phase I of the Arkansas project by December 31, 1999. In September 1999, the Company received the final operating air permit for Phase I, and immediately placed construction orders. As a consequence of receiving this permit, the Company drew down a further $10,000 during September, and a further $5,000 during December, making a total of $45,000 advanced at December 31, 1999, under the terms of the Loan.

          The interest rate on the first $30,000 of the Loan is 8.875%. Subsequent installments bear interest from the date they are funded at 3.52% above the secondary market yield of the United States Treasury obligation maturing May 15, 2005. On September 24, 1999, the Company drew down $5,000, bearing an interest rate of 9.54%. On September 30, 1999, the Company drew down a further $5,000, bearing an interest rate of 9.35%. On December 31, 1999, the Company drew down a further $5,000, bearing an interest rate of 9.94%.

          In connection with the repayment of the prior term loan, the Company terminated an interest rate protection agreement, which it had entered into with its bank to modify the interest characteristics of $9,000 of its then-outstanding term debt from a variable to a fixed rate (the "Swap Agreement"). As a result of the termination of the Swap Agreement, the Company was obligated to pay the bank a $102 termination payment, which was expensed in the second quarter 1999 as an adjustment to interest expense.

          As of April 22, 1999, the Company also entered into a second amendment of its amended and restated loan and security agreement with the lead bank which provides for a $4,000 revolving credit facility. The current agreement contains essentially the same terms as the previous agreement and has a maturity date of April 21, 2000. The revolving credit facility bears interest at LIBOR plus 1.40%, which rate will increase in accordance with a defined rate spread based upon the Company's then-current ratio of total funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA). At December 31, 1999, the Company had not drawn down any funds under the revolving credit facility.

          The Loan is secured by a first lien on substantially all of the Company's assets, with the exception of accounts receivable and inventories which have been used to secure the amended $4,000 revolving credit facility. The Loan agreement contains covenants that restrict the incurrence of debt, guaranties and liens, and places certain restrictions on the payment of dividends and the sale of significant assets. The Company is also required to meet minimum debt service coverage ratios on an on-going basis and maintain a minimum level of tangible net worth.

          As of December 31, 1999, the Company had approximately $45,000 in total bank debt outstanding.



                                      -F9-

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (dollars in thousands, except per share amounts)


          A summary of long-term debt is as follows:

                                                            DECEMBER 31,
                                                     -------------------------
                                                         1999          1998
                                                     -----------   -----------
Term loan                                            $    45,000        17,839
Revolving credit facility                                     --         1,000
                                                     -----------   -----------
     Subtotal                                             45,000        18,839

Less current installments                                  2,500         2,643
                                                     -----------   -----------

Long-term debt, excluding current installments       $    42,500        16,196
                                                     ===========   ===========

          Amounts payable on the long-term debt outstanding as of December 31, 1999 to be paid in 2000 and thereafter are: 2000 = $2,500; 2001 = $3,333; 2002 = $3,333; 2003 = $3,334; 2004 = $3,333; 2005 = $3,333;
          2006 = $3,334; 2007 = $22,500. The carrying amount of the Company's long-term debt approximates its fair value.


     (3)  Income Taxes

          Income tax expense (benefit), net for the years ended December 31, 1999, 1998, and 1997 was as follows:

                                                                  1999         1998         1997
                                                               ----------   ----------   ----------
                  Current income tax expense                   $      591          853          435
                  Deferred income tax expense (benefit)               253           72         (237)
                                                               ----------   ----------   ----------
                  Income tax expense                                  844          925          198
                  Recognition of previously reserved
                     deferred tax assets                               --           --       (2,300)
                                                               ----------   ----------   ----------
                  Income tax expense (benefit), net            $      844          925       (2,102)
                                                               ==========   ==========   ==========

          A reconciliation of income taxes computed at the federal statutory rate to income tax expense (benefit), net for the years ended December 31, 1999, 1998 and 1997 is as follows:

                                                  1999                     1998                     1997
                                         ---------------------    --------------------     --------------------
                                                      Percent                  Percent                 Percent
                                                     of pretax               of pretax                of pretax
                                          Amount      income       Amount      income       Amount      income
                                         --------    --------     --------    --------     --------    --------
Income taxes computed at
   the federal statutory rate            $  1,148        34.0%       1,310        34.0%         338        34.0%
Increase (reductions) in taxes
   resulting from:
     Recognition of previously
       reserved deferred tax assets            --          --           --          --       (2,300)     (231.4)
     General business credit
       carryforwards                           --          --           --          --           --          --
     Statutory depletion in
       excess of cost depletion              (509)      (15.0)        (439)      (11.0)        (431)      (43.4)
     State income taxes, net of
       federal income tax benefit             125         3.7           39         1.0          191        19.2
     Other                                     80         2.3           15          --          100        10.1
                                         --------    --------     --------    --------     --------    --------
Income tax expense (benefit), net        $    844        25.0%         925        24.0%      (2,102)     (211.5)%
                                         ========    ========     ========    ========     ========    ========


                                     -F10-

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (dollars in thousands, except per share amounts)


          As reported in the Company's consolidated financial statements and notes contained in its Form 10-K for the year ended December 31, 1996, the Company had deferred tax assets which were previously fully reserved by a valuation allowance in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). The unrecognized deferred tax assets related primarily to net operating loss carryforwards, general business credit carryforwards, and alternative minimum tax credit carryforwards.

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

          As a result of the sale of the Corson Lime Company assets (see Note 7 of Notes to Consolidated Financial Statements), the Company reviewed the deferred tax assets and concluded that the uncertainties as to their realization had been favorably resolved, in that the net operating loss carryforwards and the general business credit carryforwards were expected to be fully utilized. The Company's future taxable income, enhanced by the sale of the Corson assets, indicated future utilization of the alternative minimum tax credit carryforwards in the future. The post-Corson sale assessment as to the ultimate realization of the deferred tax assets indicated that it is more likely than not that the deferred tax assets would be realized.

          As a result, the Company reduced the deferred tax assets' valuation allowance in the second quarter of 1997 by $2,300, recording the deferred tax assets and recognizing that amount in federal and state income tax expense (benefit), net.

          At December 31, 1999, the Company had deferred tax liabilities of $938 and deferred tax assets of $3,074. The temporary differences related to the deferred tax liabilities are comprised of depreciation, depletion and other accelerated tax-deductible items. The principal temporary difference related to the deferred tax assets was the alternative minimum tax credit carryforward of $2,863.

          At December 31, 1998, the Company had deferred tax liabilities of $637 and deferred tax assets of $3,102. The principal temporary difference related to the deferred tax liabilities was depreciation of $402. The principal temporary differences related to the deferred tax assets was the alternative minimum tax credit carryforward of $2,854.

     (4)  Employee Retirement Plans

          The Company had a noncontributory defined benefit pension plan that covered substantially all union employees previously employed by its wholly-owned subsidiary, Corson Lime Company. Benefits for the Corson Lime Union Pension Plan (the "Corson Plan") were based on certain multiples of years of service. In June 1997, the Company sold substantially all of the assets of Corson Lime Company to an unrelated third party. In connection with the sale of the assets, the Company resolved that all active participants in the Corson Plan as of July 31, 1997 would be fully vested and that no employee would be admitted to the Corson Plan after July 31, 1997. The Company further resolved that all benefit accruals under the Corson Plan would cease as of July 31, 1997. There was no material impact on the net assets of the Corson Plan as of December 31, 1997 as a result of the freezing of the Plan. In conjunction with the freezing of the Corson Plan, the Company determined that it was in its best interest to fully fund the Corson Plan so as to minimize any future impact on the Company's results of operations. The 1997 contribution of $607 was intended to provide for all benefits earned for the participants' vested benefits under the Corson Plan. In 1998, the Company made a final payment of $19 to fully fund the Plan. The Company did not make payments into the Plan in 1999.



                                     -F11-

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (dollars in thousands, except per share amounts)


          The Company also has a contributory retirement (401(k)) savings plan for nonunion employees. The Company contributions to the plan were $51 during 1999, $50 during 1998 and $46 during 1997. The Company has contributory retirement (401(k)) savings plans for union employees of Arkansas Lime Company and Texas Lime Company. The Company contributions to these plans were $21 in 1999, $20 in 1998 and $13 in 1997. In December 1986, the Company purchased 1,550,000 shares of its outstanding common stock, accounted for as treasury stock in the consolidated balance sheets, for $10.50 per share. Subsequent to that purchase, 300,000 shares, after stock split, were sold to the Employee Stock Ownership Plan ("ESOP") for $8.20 per share. The ESOP covered substantially all full-time nonunion employees and was designed to invest primarily in the Company's common stock. Effective July 31, 1999, the Company merged the ESOP into the 401(k) savings plan for nonunion employees. Contributions to the ESOP had been at the option of the Company, which did not make contributions during 1999, 1998 or 1997.

     (5)  Stock Option Plan

          The Company has a stock option plan under which options for shares of common stock may be granted to key employees. The options expire ten years from the date of grant and generally become exercisable after the expiration of one year from the grant date. On April 30, 1999, shareholders approved an increase of 100,000 in the maximum number of shares available under the plan. As of December 31, 1999, the number of shares remaining available for future grant under this plan was 36,000.

          A summary of the Company's stock option activity and related information for the years ended December 31, 1999, 1998, and 1997 is as follows:

                                                1999                     1998                     1997
                                      -----------------------   -----------------------   --------------------
                                                     Weighted                  Weighted               Weighted
                                                     Average                   Average                Average
                                                     Exercise                  Exercise               Exercise
                                       Options        Price     Options         Price     Options       Price
                                      --------       --------   --------       --------   --------    --------
Outstanding at beginning of            154,000       $   7.32    187,210       $   6.90    252,210    $   6.83
year
   Granted                              75,000           7.95     62,500           7.00         --          --
   Exercised                           (40,000)(a)       7.78    (92,210)(a)       6.27    (30,000)       4.75
   Forfeited                                --             --     (3,500)          7.00    (35,000)       8.25
                                      --------       --------   --------       --------   --------    --------

Outstanding at end of year             189,000           7.47    154,000           7.32    187,210        6.90
                                      ========       ========   ========       ========   ========    ========
Exercisable at end of year             114,000           7.15     95,000           6.90    187,210        6.90
                                      ========       ========   ========       ========   ========    ========
Weighted average fair value of
         options granted during the
           year                                      $   2.09                  $   1.84               $     --
                                                     ========                  ========               ========
      Weighted average remaining
         contractual life in years                       7.60                      7.00                   7.12
                                                     ========                  ========               ========

--------------------

     (a) In connection with the exercise of stock options in 1999 and 1998, certain option holders exchanged shares, and treasury stock was used in part or total to satisfy the exercise of such options.


     The following table summarizes information about options outstanding at December 31, 1999:

                                 Weighted Average Remaining
         Exercise Price            Contractual Life (Years)        Number of Shares
        ----------------        ------------------------------     ----------------
           $   4.75                         3.96                        20,000
           $   8.25                         5.96                        50,000
           $   7.00                         8.14                        44,000
           $   7.625                        9.67                        10,000
           $   8.00                         9.96                        65,000
                          Total:            7.83                       189,000



                                     -F12-

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (dollars in thousands, except per share amounts)

          SFAS 123 requires the disclosure of pro forma net income and income per share of common stock information computed as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair-value-based method set forth in SFAS
          123. The fair value for these options was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions for the 1999, 1998, and 1997 grants: a risk-free interest rate of 6%; a dividend yield of 2%; and a volatility factor of 0.34. In addition, the fair value of these options was estimated based on an expected life of three years.

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

          For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the expected life of the options. The Company's pro forma information follows:

                                                          1999         1998       1997
                                                      -----------   ----------  ---------
                  Pro forma net income                $     2,472        2,811      3,035

                  Pro forma earnings per share:
                       Basic earnings per share       $      0.62         0.71       0.77
                       Diluted earnings per share     $      0.62         0.71       0.77

     (6)  Commitments and Contingencies

          The Company leases some of the equipment used in its operations. Generally, the leases are for periods varying from one to five years and are renewable at the option of the Company. Total rent expense was $78 for 1999, $185 for 1998, and $280 for 1997. As of December 31,
          1999, future minimum payments under noncancelable operating leases are $87 per year through 2008, and $44 for 2009.

          The Company is party to lawsuits and claims arising in the normal course of business, none of which, in the opinion of management, is expected to have a material adverse effect on the Company's financial condition, results of operation, or cash flows.

          The Company is not contractually committed to any planned capital expenditures until actual orders are placed for equipment or services. As of December 31, 1999, the Company had liabilities for open equipment and construction orders totaling approximately $14,000 related to the Arkansas modernization and expansion project.

     (7)  Sale of Corson Lime Company Assets

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



                                     -F13-

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (dollars in thousands, except per share amounts)

     (8)  Earnings Per Share

          The following table sets forth the computation of basic and diluted earnings per share:

                                                                    DECEMBER 31,
                                                     ------------------------------------------
                                                         1999           1998           1997
                                                     ------------   ------------   ------------
Numerator:
   Net income for basic and diluted
     earnings per common share                       $      2,533          2,929          3,096
                                                     ============   ============   ============

Denominator:
   Denominator for basic earnings per
     common share - weighted-average shares             3,979,988      3,967,247      3,929,579

   Effect of dilutive securities:
     Employee stock options                                 1,187          3,755         15,928
                                                     ------------   ------------   ------------

   Denominator for diluted earnings per common
     share - adjusted weighted-average shares
     and assumed conversions                            3,981,175      3,971,002      3,945,507
                                                     ============   ============   ============

Basic earnings per common share                      $       0.64           0.74           0.79
                                                     ============   ============   ============

Diluted earnings per common share                    $       0.64           0.74           0.78
                                                     ============   ============   ============

     (9)  Summary of Quarterly Financial Data (unaudited)

                                                                            1999
                                           ---------------------------------------------------------------------
                                              MARCH 31,          JUNE 30,       SEPTEMBER 30,      DECEMBER 31,
                                           ---------------   ---------------   ---------------   ---------------
Revenues                                   $         6,931             7,613             9,268             7,725
                                           ---------------   ---------------   ---------------   ---------------
Gross profit                                         1,877             2,032             2,896             2,010
                                           ---------------   ---------------   ---------------   ---------------
Net income                                             458               444             1,113               518
                                           ===============   ===============   ===============   ===============
Net income per common share:
     Basic earnings per share              $          0.12              0.11              0.28              0.13
                                           ===============   ===============   ===============   ===============
     Diluted earnings per share            $          0.12              0.11              0.28              0.13
                                           ===============   ===============   ===============   ===============

                                                                            1998
                                           ---------------------------------------------------------------------
                                              MARCH 31,          JUNE 30,       SEPTEMBER 30,      DECEMBER 31,
                                           ---------------   ---------------   ---------------   ---------------
Revenues                                   $         6,469             8,016             7,423             6,861
                                           ---------------   ---------------   ---------------   ---------------
Gross profit                                         1,276             2,169             1,819             1,797
                                           ---------------   ---------------   ---------------   ---------------
Net income                                             303             1,063               776               787
                                           ===============   ===============   ===============   ===============

Net income per common share:
     Basic earnings per share              $          0.08              0.27              0.19              0.20
                                           ===============   ===============   ===============   ===============
     Diluted earnings per share            $          0.08              0.27              0.19              0.20
                                           ===============   ===============   ===============   ===============



                                     -F14-

                 UNITED STATES LIME & MINERALS, INC. - FORM 10-K
                      For the Year Ended December 31, 1999

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                                      NONE


                                    PART III

     The information required in response to Items 10, 11, 12 and 13 is hereby incorporated by reference to the information under the captions "Election of Directors," "Executive Officers of the Company Who Are Not Also Directors," "Executive Compensation," "Voting Securities and Principal Shareholders" and "Shareholdings of Company Directors and Executive Officers" in the definitive Proxy Statement for the Company's 2000 Annual Meeting of Shareholders. The Company anticipates that it will file the definitive Proxy Statement with the Securities and Exchange Commission on or before April 30, 2000.


                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a)  1. The following financial statements are included in Item 8:

             Report of Independent Auditors

             Consolidated Financial Statements:

                 Consolidated Balance Sheets as of December, 31, 1999 and 1998;

                 Consolidated Statements of Income for the Years

                 Ended December 31, 1999, 1998, and 1997;

                 Consolidated Statements of Stockholders' Equity for the Years Ended December, 31, 1999, 1998, and 1997;

                 Consolidated Statements of Cash Flows for the Years

                 Ended December 31, 1999, 1998, and 1997; and Notes to Consolidated Financial Statements.

          2. All financial statement schedules are omitted because they are not applicable, or are immaterial, or the required information is presented in the consolidated financial statements or the related notes.

                UNITED STATES LIME & MINERALS, INC. - FORM 10-K
                      For the Year Ended December 31, 1999


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

     10(a) Amendment No. Three to United States Lime & Minerals, Inc. Employee Stock Ownership Plan, effective July 31, 1999.

     10(b) United States Lime & Minerals, Inc. 401(k) Profit Sharing Plan effective August 1, 1983, as amended and restated effective January 1, 1997 (incorporated by reference to Exhibit 10(c) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, File Number 0-4197).

     10(c) Arkansas Lime Company Bargaining Unit 401(k) Plan effective as of January 1, 1998 (incorporated by reference to Exhibit 10(m) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File Number 0-4197). 10(d) Texas Lime Company Bargaining Unit 401(k) Plan, effective as of January 1, 1992 (incorporated by reference to Exhibit 19(f) to the Company's Quarterly Report on Form 10-Q for the quarter ended June, 30, 1992, File Number 0-4197).

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

     10(g) United States Lime & Minerals, Inc. 1992 Stock Option Plan, as Amended and Restated (incorporated by reference to Exhibit 10(c) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, File Number 0-4197).

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

                UNITED STATES LIME & MINERALS, INC. - FORM 10-K
                      For the Year Ended December 31, 1999




    10(l) Amended and Restated Loan and Security Agreement dated December 30, 1997 among United States Lime & Minerals, Inc., Arkansas Lime Company and Texas Lime Company and CoreStates Bank, N.A. (incorporated by reference to Exhibit 10(l) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File Number 0-4197).

    10(m) First Amendment to Amended and Restated Loan and Security Agreement dated August 31, 1998 among United States Lime & Minerals, Inc., Arkansas Lime Company and Texas Lime Company and First Union National Bank (incorporated by reference to Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended September, 30, 1998, File Number 0-4197).

    10(n) International Swap Dealers Association Master Agreement dated as of April 3, 1998 among CoreStates Bank, N.A. and the Company (incorporated by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, File Number 0-4197).

    10(o) Employment Agreement dated as of October 11, 1989 between the Company and Billy R. Hughes (incorporated by reference to Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, File Number 0-4197).

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

    10(r) Employment Agreement dated as of December 1, 1998 between the Company and Herbert G.A. Wilson (incorporated by reference to
               Exhibit 10(r) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File Number 0-4197).

    10(s) Credit Agreement dated April 22, 1999 among United States Lime & Minerals, Inc., Arkansas Lime Company, Texas Lime Company, the Lenders who are, or may become, a party to this Agreement, and First Union National Bank (incorporated by reference to Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, File Number 0-4197).

    10(t) Second Amendment to Amended and Restated Loan and Security Agreement dated as of April 22, 1999 among United States Lime & Minerals, Inc., Arkansas Lime Company, Texas Lime Company, and First Union National Bank (incorporated by reference to Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, File Number 0-4197).

    21         Subsidiaries of the Company.

    23         Consent of Independent Auditors.

    27         Financial Data Schedule.

--------------

     Exhibits 10(a) through 10(j), and 10(o) through 10(r) are management contracts or compensatory plans or arrangements required to be filed as exhibits.

     (b) The Company did not file any Current Reports on Form 8-K during the fourth quarter of 1999.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     UNITED STATES LIME & MINERALS, INC.


Date:  February 25, 2000                 By: \s\ Herbert G.A. Wilson
                                             ----------------------------------
                                             Herbert G.A. Wilson, President and
                                             Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:  February 25, 2000                 By: \s\ Herbert G.A. Wilson
                                             ----------------------------------
                                             Herbert G.A. Wilson, President,
                                             Chief Executive Officer, and
                                             Director (Principal Executive
                                             Officer)

Date:  February 25, 2000                 By: \s\ Larry T. Ohms
                                             ----------------------------------
                                             Larry T. Ohms, Vice President of
                                             Finance, Company Secretary and
                                             Corporate Controller (Principal
                                             Financial and Accounting Officer)

Date:  February 25, 2000                 By: \s\ Edward A. Odishaw
                                             ----------------------------------
                                             Edward A. Odishaw, Director and
                                             Chairman of the Board

Date:  February 25, 2000                 By: \s\ Antoine M. Doumet
                                             ----------------------------------
                                             Antoine M. Doumet, Director and
                                             Vice Chairman of the Board

Date:  February 25, 2000                 By: \s\ John J. Brown
                                             ----------------------------------
                                             John J. Brown, Director


Date:  February 25, 2000                 By: \s\ Wallace G. Irmscher
                                             ----------------------------------
                                             Wallace G. Irmscher, Director


Date:  February 25, 2000                 By: \s\ Richard W. Cardin
                                             ----------------------------------
                                             Richard W. Cardin, Director


Date:  February 25, 2000                 By: \s\ Timothy W. Byrne
                                             ----------------------------------
                                             Timothy W. Byrne, Director

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER         DESCRIPTION
-------        -----------

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

 10(a)         Amendment No. Three to United States Lime & Minerals, Inc.
               Employee Stock Ownership Plan, effective July 31, 1999.

 10(b) United States Lime & Minerals, Inc. 401(k) Profit Sharing Plan effective August 1, 1983, as amended and restated effective
               January 1, 1997 (incorporated by reference to Exhibit 10(c) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, File Number 0-4197).

 10(c)         Arkansas Lime Company Bargaining Unit 401(k) Plan effective as of
               January 1, 1998 (incorporated by reference to Exhibit 10(m) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File Number 0-4197). 10(d) Texas Lime
               Company Bargaining Unit 401(k) Plan, effective as of January 1,
               1992 (incorporated by reference to Exhibit 19(f) to the Company's
               Quarterly Report on Form 10-Q for the quarter ended June, 30,
               1992, File Number 0-4197).

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

 10(g)         United States Lime & Minerals, Inc. 1992 Stock Option Plan, as
               Amended and Restated (incorporated by reference to Exhibit 10(c) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, File Number 0-4197).

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

 10(m)         First Amendment to Amended and Restated Loan and Security
               Agreement dated August 31, 1998 among United States Lime &
               Minerals, Inc., Arkansas Lime Company and Texas Lime Company and
               First Union National Bank (incorporated by reference to Exhibit
               10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended September, 30, 1998, File Number 0-4197).

 10(n) International Swap Dealers Association Master Agreement dated as of April 3, 1998 among CoreStates Bank, N.A. and the Company
               (incorporated by reference to Exhibit 10 to the Company's
               Quarterly Report on Form 10-Q for the quarter ended March 31,
               1998, File Number 0-4197).

 10(o)         Employment Agreement dated as of October 11, 1989 between the
               Company and Billy R. Hughes (incorporated by reference to Exhibit
               10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, File Number 0-4197).

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

 10(r)         Employment Agreement dated as of December 1, 1998 between the
               Company and Herbert G.A. Wilson (incorporated by reference to
               Exhibit 10(r) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File Number 0-4197).

 10(s)         Credit Agreement dated April 22, 1999 among United States Lime &
               Minerals, Inc., Arkansas Lime Company, Texas Lime Company, the
               Lenders who are, or may become, a party to this Agreement, and First Union National Bank (incorporated by reference to Exhibit
               10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, File Number 0-4197).

 10(t)         Second Amendment to Amended and Restated Loan and Security
               Agreement dated as of April 22, 1999 among United States Lime &
               Minerals, Inc., Arkansas Lime Company, Texas Lime Company, and
               First Union National Bank (incorporated by reference to Exhibit
               10(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, File Number 0-4197).

 21            Subsidiaries of the Company.

 23            Consent of Independent Auditors.

 27            Financial Data Schedule.

--------------

     Exhibits 10(a) through 10(j), and 10(o) through 10(r) are management contracts or compensatory plans or arrangements required to be filed as exhibits.

     (b) The Company did not file any Current Reports on Form 8-K during the fourth quarter of 1999.