Form 10-Q
period 2000-03-31
UNITED STATES LIME & MINERALS INC
filed 2000-05-12
CIK 82020

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q
(Mark One)
[ X ]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 2000

                                       OR

[  ]               TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ........ to ........

                       Commission file number is 000-4197




                       UNITED STATES LIME & MINERALS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                   TEXAS                                   75-0789226
      ------------------------------                  --------------------
      (State or other jurisdiction of                 (I.R.S. Employer
       incorporation or organization)                  Identification No.)


 13800 MONTFORT DRIVE, SUITE 330, DALLAS, TX                 75240
--------------------------------------------          --------------------
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

    Yes  [X]       No [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of April 24, 2000, 3,981,644 shares of common stock, $0.10 par value, were outstanding.

PART I.           FINANCIAL INFORMATION
ITEM 1:           FINANCIAL STATEMENTS

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)
(Unaudited)


                                                                     MARCH 31,       DECEMBER 31,
                                                                       2000              1999
                                                                 -------------      -------------
ASSETS
Current Assets:
   Cash and cash equivalents                                     $      19,149      $      18,021
   Trade receivables, net                                                4,925              4,166
   Inventories                                                           4,469              4,266
   Prepaid expenses and other assets                                       536                163
                                                                 -------------      -------------
      Total current assets                                              29,079             26,616

Property, plant and equipment, at cost:                                 87,340             82,511
   Less accumulated depreciation and depletion                         (36,416)           (35,381)
                                                                 -------------      -------------
   Property, plant and equipment, net                                   50,924             47,130

Deferred tax asset, net                                                  2,212              2,136
Other assets, net                                                        1,716              1,806
                                                                 -------------      -------------

      Total assets                                               $      83,931      $      77,688
                                                                 =============      =============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Current installments of long-term debt and
   revolving credit facility                                     $       3,333      $       2,500
   Accounts payable                                                      3,241              1,953
   Accrued expenses                                                      1,377              1,580
                                                                 -------------      -------------
      Total current liabilities                                          7,951              6,033

Long-term debt, excluding current installments                          46,667             42,500
Other liabilities                                                          354                358
                                                                 -------------      -------------
      Total liabilities                                                 54,972             48,891

Stockholders' Equity:
   Common stock                                                            529                529
   Additional paid-in-capital                                           14,819             14,819
   Retained earnings                                                    27,538             27,376
                                                                 -------------      -------------
                                                                        42,886             42,724
Less treasury stock at cost:
   1,312,401 shares of common stock                                    (13,927)           (13,927)
                                                                 -------------      -------------
      Total stockholders' equity                                        28,959             28,797
                                                                 -------------      -------------

      Total liabilities and stockholders' equity                 $      83,931      $      77,688
                                                                 =============      =============

     See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands of dollars, except per share data)
(Unaudited)


                                                                     THREE MONTHS ENDED
                                                                           MARCH 31,
                                                   ---------------------------------------------------
                                                               2000                     1999
                                                   -------------------------  ------------------------
REVENUES                                           $    7,686         100.0% $    6,931         100.0%

Cost of revenues:
  Labor and other operating expenses                    4,595          59.8%      3,981          57.4%
  Depreciation, depletion and amortization              1,122          14.6%      1,073          15.5%
                                                   ----------    ----------  ----------    ----------
                                                        5,717          74.4%      5,054          72.9%
                                                   ----------    ----------  ----------    ----------

GROSS PROFIT                                            1,969          25.6%      1,877          27.1%

  Selling, general and administrative expenses            955          12.4%        918          13.2%
                                                   ----------    ----------  ----------    ----------

OPERATING PROFIT                                        1,014          13.2%        959          13.9%

  Other expenses (income):
    Interest expense                                      904          11.7%        343           4.9%
    Other income, net                                    (240)         (3.1%)       (11)         (0.0%)
                                                   ----------    ----------  ----------    ----------

                                                          664           8.6%        332           4.9%
                                                   ----------    ----------  ----------    ----------

INCOME BEFORE INCOME TAXES                                350           4.6%        627           9.0%
                                                   ----------    ----------  ----------    ----------

  Income tax expense                                       88           1.2%        169           2.4%
                                                   ----------    ----------  ----------    ----------

NET INCOME                                         $      262           3.4% $      458           6.6%
                                                   ==========    ==========  ==========    ==========


INCOME PER SHARE OF COMMON STOCK:
    Basic                                          $     0.07                $     0.12
                                                   ==========                ==========
    Diluted                                        $     0.07                $     0.12
                                                   ==========                ==========


     See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)
(Unaudited)



                                                                        THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                  ------------------------------
                                                                       2000             1999
                                                                  ------------      ------------
OPERATING ACTIVITIES:
  Net income                                                      $        262      $        458
  Adjustments to reconcile net income to net cash provided by operating activities:

    Depreciation, depletion and amortization                             1,225             1,116
    Deferred income taxes (benefit)                                        (76)              329
    Loss on sale of property, plant and equipment                            0                 1
    Current assets, net change[1]                                       (1,334)               46
    Other assets                                                            24               (57)
    Current liabilities, net change[2]                                   1,085            (1,751)
    Other liabilities                                                       (5)              292
                                                                  ------------      ------------
    Net cash provided by operating activities                     $      1,181      $        434

INVESTING ACTIVITIES:
  Purchase of property, plant and equipment                       $     (4,953)     $     (1,607)
  Proceeds from sale of property, plant and equipment                        0                60
                                                                  ------------      ------------
    Net cash used in investing activities                         $     (4,953)     $     (1,547)

FINANCING ACTIVITIES:
  Payment of common stock dividends                               $       (100)     $        (99)
  Proceeds from borrowings on term loan                                  5,000                --
  Principal payments on term loan                                           --              (661)
  Proceeds from borrowing on revolving credit facility                      --             2,000
                                                                  ------------      ------------
    Net cash provided by financing activities                     $      4,900      $      1,240
                                                                  ------------      ------------

  Net increase in cash                                                   1,128               127
    Cash at beginning of period                                         18,021               688
                                                                  ------------      ------------

    Cash at end of period                                         $     19,149      $        815
                                                                  ============      ============


  Supplemental cash flow information:
    Interest paid                                                 $        904      $        347
                                                                  ============      ============

    Income taxes paid                                             $        395      $         --
                                                                  ============      ============


[1]  Exclusive of net change in cash
[2]  Exclusive of net change in current portion of debt

     See accompanying notes to condensed consolidated financial statements.

              UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)




1.   Basis of Presentation

     The condensed consolidated financial statements included herein have been prepared by the Company without independent audit. In the opinion of the Company's management, all adjustments of a normal and recurring nature necessary to present fairly the financial position, results of operations and cash flows for the periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the period ended December 31, 1999. The results of operations for the three-month period ended March 31, 2000 are not necessarily indicative of operating results for the full year.


2.   Inventories


    Inventories consisted of the following at:

        (In thousands of dollars)                                            MARCH 31,      DECEMBER 31,
                                                                                 2000           1999
                                                                           ------------     ------------
          Lime and limestone inventories:
            Raw materials                                                  $      1,641     $      1,499
            Finished goods                                                          992              955
                                                                           ------------     ------------
                                                                                  2,563            2,454
          Service parts                                                           1,836            1,812
                                                                           ------------     ------------
               Total inventories                                           $      4,469     $      4,266
                                                                           ============     ============


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


     Upon execution of the Loan agreement, the first $30,000,000 was advanced, of which approximately $20,000,000 was used to retire all existing bank loans, with the balance to be used primarily for the modernization and expansion of the Arkansas operations. Under the terms of the Loan agreement, the remaining $20,000,000 of the Loan facility was drawn down in four equal quarterly installments beginning June 30, 1999, and ending March 30, 2000, and will be used exclusively for the Arkansas project. Commencement of the draw down of the quarterly installments was conditional upon the Company receiving an operating air permit for the first phase of the Arkansas project by December 31, 1999. In September 1999, the Company received an operating air permit for the first phase of the modernization and expansion of its Arkansas plant, and immediately placed construction orders. As a consequence of receiving this permit, during September the Company drew down a further $10,000,000, making a total of $40,000,000 advanced under the terms of the Loan. The final two installments of $5,000,000 each were drawn down on December 30, 1999 and March 30, 2000.


     As of April 22, 1999, the Company also entered into a second amendment of its amended and restated loan and security agreement with the lead bank that provides for a $4,000,000 revolving credit facility. This agreement contained essentially the same terms as the previous agreement and had a maturity date of April 21, 2000. The Company has renewed this agreement, which now expires May 31, 2001.


     The Loan is secured by a first lien on substantially all of the Company's assets, with the exception of accounts receivable and inventories that have been used to secure the amended $4,000,000 revolving credit facility. The interest rate on the first $30,000,000 of the Loan is 8.75%. In addition to the fixed interest rate, there is a servicing fee of 0.125% of the outstanding principal balance due to the administrative agent. Subsequent installments bear a fixed rate of interest at the date they are funded at 3.52% above the secondary market yield of the United States Treasury obligation maturing May 15, 2005. On September 24, 1999, the Company drew down $5,000,000, bearing an interest rate of 9.54%. On September 30, 1999, the Company drew down a further $5,000,000, bearing an interest rate of 9.35%. On December 30, 1999, the Company drew down another $5,000,000, bearing an interest rate of 9.94%. On March 30, 2000, the Company drew down the final $5,000,000, bearing an interest rate of 10.02%. The revolving credit facility bears interest at LIBOR plus 1.40%, which rate will increase in accordance with a defined rate spread based upon the Company's then-current ratio of total funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA).


     The Loan agreement contains covenants that restrict the incurrence of debt, guaranties and liens, and places certain restrictions on the payment of dividends and the sale of significant assets. The Company is also required to meet minimum debt service coverage ratios on an on-going basis and maintain a minimum level of tangible net worth.


     A summary of outstanding debt at the dates indicated is as follows:
            (In thousands of dollars)


                                                                              MARCH 31,      DECEMBER 31,
                                                                                2000              1999
                                                                           -------------     -------------
Term loan                                                                  $      50,000     $      45,000
Revolving credit facility                                                             --                --
                                                                           -------------     -------------
Subtotal                                                                          50,000            45,000

Less current installments and
      revolving credit facility                                                    3,333             2,500
                                                                           -------------     -------------
Long-term debt, excluding current
    installments and revolving credit facility                             $      46,667     $      42,500
                                                                           =============     =============


The carrying amount of the Company's long-term debt approximates its fair value.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES


Net cash provided by operating activities was $1,181,000 for the three months ended March 31, 2000, as compared to $434,000 for the three months ended March 31, 1999. The increase in cash provided by operating activities was primarily attributable to the increase in accounts payable due in the first quarter of 2000, as compared to the first quarter of 1999.

The Company invested $4,953,000 in capital expenditures in the first three months of 2000, compared to $1,607,000 in the same period last year. Capital expenditures of approximately $4,181,000 were related to the modernization and expansion project at the Arkansas facility in the first three months of 2000. The planned second production line for pulverized limestone at the Texas plant will be commenced upon issue of the required state permit, which is now anticipated in May 2000, and commissioning is anticipated during the third quarter.

As currently planned, the Arkansas modernization and expansion project will be completed in two phases: Phase I covers the redevelopment of the quarry plant, rebuilding of the railroad, establishment of an out-of-state terminal, and installation of a rotary kiln with a preheater, along with increased product storage and loading capacity. Construction is well underway, and the Company anticipates producing lime from the new plant during the third quarter of 2000.

At March 31, 2000, the Company had cash or cash equivalents totaling $19,149,000, compared with $18,021,000 at December 31,1999. The Company took the final $5,000,000 drawdown on its $50,000,000 Senior Secured Term Loan (the "Loan") on March 30, 2000.

Phase II of the Arkansas project would further expand the plant capacity through the installation of a second kiln with additional storage capacity. Although the Company could determine to defer Phase II depending upon such factors as securing satisfactory permits, market demand and the availability of financing, it currently plans to complete Phase II in the first half of 2001.

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

Phase I of the Arkansas project is currently projected to cost approximately $25,500,000. If Phase II proceeds on schedule, it is currently estimated to cost approximately $9,500,000. The Company intends to finance the Arkansas project through a combination of internally generated funds and bank borrowings. There can be no assurance that sufficient funds will be available to the Company to complete Phase II of the Arkansas project as currently contemplated.

The Company is not contractually committed to any planned capital expenditures until actual orders are placed for equipment. As of March 31, 2000, the Company had approximately $10,000,000 of liability for open equipment and construction orders. All future billings related to the Arkansas project will be recorded as work is performed and billed to the Company.

As of March 31, 2000, the Company had $50,000,000 in total debt outstanding, up from the $45,000,000 at December 31, 1999. The additional borrowing in March 2000 was the final $5,000,000 drawdown under the Loan agreement, which will be used to fund the Arkansas modernization and expansion project.

RESULTS OF OPERATIONS

Revenues increased from $6,931,000 in the first quarter of 1999 to $7,686,000 in the first quarter of 2000, an increase of $755,000, or 10.9%. This resulted from a 6.6% increase in sales volume and a 4.3% increase in prices. Demand remained strong in both the Texas and Arkansas markets relative to the winter quarter. Sales prices continue to be firm.

The Company's gross profit was $1,969,000 for the first quarter of 2000, compared to $1,877,000 for the first quarter of 1999, a 4.9% increase. Gross profit margin as a percentage of revenues for the first quarter of 2000 decreased to 25.6% from 27.1% in 1999. The gross profit margin was negatively impacted by an extensive planned maintenance outage on the largest kiln at our Texas operation, in order to maximize availability during the peak summer months. Increased fuel costs, particularly natural gas, also contributed to the decline in gross profit margin. The Company is taking steps to mitigate the effects of increased fuel costs, particularly natural gas, at the Texas plant where the recently completed modernization project now enables various fuels to be utilized or blended.

Selling, general and administrative expenses ("SG&A") increased by $37,000, or 4.0%, to $955,000 in the first quarter of 2000, as compared to $918,000 in the first quarter of 1999. However, as a percentage of sales, SG&A decreased to 12.4% as compared to 13.2% in the first quarter a year ago. The primary reason for the increase is the SG&A cost associated with the Colorado Lime Company operations in Salida, Colorado, which the Company acquired in June 1999.

Interest expense in the first quarter of 2000 was $904,000 net, after $200,000 had been capitalized as part of the Arkansas project costs, as compared to $343,000 in 1999. The increase in interest was attributable to the increased debt incurred to finance the project at Arkansas Lime Company.

Other income increased by $229,000 to $240,000 in the first quarter of 2000, as compared to $11,000 in the first quarter of 1999. The increase was attributable to interest income received on funds held in escrow to finance the redevelopment of the Company's Arkansas operations.

The Company reported net income of $262,000 ($0.07 per share) during the first quarter of 2000, compared to net income of $458,000 ($0.12 per share) during the first quarter of 1999.

EBITDA (earnings before interest, taxes, depreciation and amortization) was $2,479,000 for the first quarter of 2000, an increase of 18.8% from first quarter 1999 EBITDA of $2,086,000.

FORWARD-LOOKING STATEMENTS. Any statements contained in this Quarterly Report that are not statements of historical fact are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements in this Report, including without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions, and adequacy of resources, are identified by such words as "will," "could," "should," "believe," "expect," "intend," "plan," "schedule," "estimate," and "project." The Company undertakes no obligation to publicly update or revise any forward-looking statements. Investors are cautioned that forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from expectations, including without limitation the following:
(i) the Company's plans, strategies, objectives, expectations, and intentions are subject to change at any time at the discretion of the Company; (ii) the Company's plans and results of operations will be affected by the Company's ability to manage its growth and modernization; and (iii) other risks and uncertainties, including without limitation, those risks and uncertainties indicated from time to time in the Company's filings with the Securities and Exchange Commission, including the Company's Form 10-K for the fiscal year ended December 31, 1999.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not Applicable.

PART II. OTHER INFORMATION

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

        a.  Exhibits:

            11   Statement re computation of per share earnings

            27   Financial Data Schedule



        b.  Reports on Form 8-K:

            The Company filed no Reports on Form 8-K during the quarter ended March 31, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                    UNITED STATES LIME & MINERALS, INC.






May 10, 2000                By: /s/  Herbert G.A. Wilson
                                ------------------------------------
                                Herbert G.A. Wilson
                                President and Chief Executive Officer
                                (Principal Executive Officer)





May 10, 2000                By: /s/  Larry T. Ohms
                                ------------------------------------
                                Larry T. Ohms
                                Vice President of Finance, Corporate
                                Controller and Secretary
                                (Principal Financial and Accounting Officer)

                       UNITED STATES LIME & MINERALS, INC.



                          Quarterly Report on Form 10-Q
                                  Quarter Ended
                                 March 31, 2000

                                Index to Exhibits



Exhibit No.                         Exhibit
----------               ----------------------------------------------
  11                     Statement re computation of per share earnings

  27                     Financial Data Schedule