Form 10-Q
period 2000-06-30
UNITED STATES LIME & MINERALS INC
filed 2000-08-09
CIK 82020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ........ to ........

Commission file number is 000-4197

UNITED STATES LIME & MINERALS, INC.
(Exact name of registrant as specified in its charter)

TEXAS (State or other jurisdiction of incorporation or organization)	75-0789226 (I.R.S. Employer Identification No.)

13800 Montfort Drive, Suite 330, Dallas, TX (Address of principal executive offices)	75240 (Zip Code)

(972) 991-8400
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 7, 2000, 3,981,664 shares of common stock, $0.10 par value, were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)
(Unaudited)

	June 30,	December 31,
	2000	1999

ASSETS

Current assets:

Cash and cash equivalents	$10,178	$18,021

Trade receivables, net	5,126	4,166

Inventories	3,725	4,266

Prepaid expenses and other assets	168	163

Total current assets	19,197	26,616

Property, plant and equipment, at cost:	96,201	82,511

Less accumulated depreciation and depletion	(37,319)	(35,381)

Property, plant and equipment, net	58,882	47,130

Deferred tax asset, net	2,212	2,136

Other assets, net	1,716	1,806

Total assets	$82,007	$77,688

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Current installments of long-term debt and revolving credit facility	$3,333	$2,500

Accounts payable — trade	2,139	1,953

Accrued expenses	1,332	1,580

Total current liabilities	6,804	6,033

Long-term debt, excluding current installments and revolving credit facility	45,833	42,500

Other liabilities	353	358

Total liabilities	52,990	48,891

Stockholders’ equity:

Common stock	529	529

Additional paid-in capital	14,819	14,819

Retained earnings	27,596	27,376

	42,944	42,724

Less treasury stock at cost; 1,312,401 shares of common stock	(13,927)	(13,927)

Total stockholders’ equity	29,017	28,797

Total liabilities and stockholders’ equity	$82,007	$77,688

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands of dollars, except per share data)
(Unaudited)

	THREE MONTHS ENDED				SIX MONTHS ENDED
	June 30,				June 30,

	2000		1999		2000		1999

Revenues	$8,450	100.0%	$7,613	100.0%	$16,136	100.0%	$14,544	100.0%

Cost of revenues:

Labor and other operating expenses	5,684	67.2%	4,487	58.9%	10,279	63.7%	8,468	58.2%

Depreciation, depletion and amortization	1,097	13.0%	1,094	14.4%	2,219	13.8%	2,167	14.9%

	6,781	80.2%	5,581	73.3%	12,498	77.5%	10,635	73.1%

Gross profit	1,669	19.8%	2,032	26.7%	3,638	22.5%	3,909	26.9%

Selling, general & administrative expenses	853	10.1%	887	11.7%	1,808	11.2%	1,805	12.4%

Operating profit	816	9.7%	1,145	15.0%	1,830	11.3%	2,104	14.5%

Other expenses (income):

Interest expense	917	10.9%	691	9.1%	1,821	11.2%	1,034	7.1%

Other, net	(310)	(3.7)%	(121)	(1.6)%	(550)	(3.4)%	(132)	(0.9)%

	607	7.2%	570	(7.5)%	1,271	7.8%	901	6.2%

Income before taxes	209	2.5%	575	7.5%	559	3.5%	1,203	8.3%

Income tax expense	52	0.6%	131	1.7%	140	0.9%	301	2.1%

Net income	$157	1.9%	$444	5.8%	$419	2.6%	$902	6.2%

Income per share of common stock:

Basic	$0.04		$0.11		$0.11		$0.23

Diluted	$0.04		$0.11		$0.11		$0.23

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)
(Unaudited)

	SIX MONTHS ENDED
	JUNE 30,

	2000	1999

OPERATING ACTIVITIES:

Net income	$419	$902

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

Depreciation, depletion and amortization	2,299	2,249

Deferred income taxes (benefit)	(76)	329

Amortization of financing costs	133	29

Loss (gain) on sale of assets	(16)	(3)

Current assets, net change (1)	(424)	(1,435)

Other assets	(43)	(1,080)

Current liabilities, net change (2)	(62)	(1,581)

Other liabilities	(5)	209

Net cash provided by (used in) operating activities	2,225	(381)

INVESTING ACTIVITIES:

Purchase of property, plant and equipment	(14,112)	(3,320)

Proceeds from sale of property, plant and equipment	77	28

Net cash used in investing activities	(14,035)	(3,292)

FINANCING ACTIVITIES:

Payment of common stock dividends	(199)	(199)

Proceeds from borrowings on term loan	5,000	30,000

Principal payments on term loan	(834)	(17,839)

Proceeds from borrowing on revolving credit facility	0	2,000

Principal payments on revolving credit facility	0	(3,000)

Net cash provided by financing activities	3,967	10,962

Net increase (decrease) in cash	(7,843)	7,289

Cash at beginning of period	18,021	688

Cash at end of period	$10,178	$7,977

Supplemental cash flow information:

Interest paid	$2,195	$1,005

Income taxes paid	$395	$164

(1) Exclusive of net change in cash

(2) Exclusive of net change in current portion of debt

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by the Company without independent audit. In the opinion of the Company’s management, all adjustments of a normal and recurring nature necessary to present fairly the financial position, results of operations and cash flows for the periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the period ended December 31, 1999. The results of operations for the three-month and six-month periods ended June 30, 2000 are not necessarily indicative of operating results for the full year.

2. Inventories

Inventories consisted of the following at:

(In thousands of dollars)	June 30,	December 31,
	2000	1999

Lime and limestone inventories:

Raw materials	$1,303	$1,499

Finished goods	482	955

	1,785	2,454

Service parts	1,940	1,812

Total inventories	$3,725	$4,266

3. Long-Term Debt

On April 22, 1999, the Company entered into a new credit agreement with a consortium of commercial banks for a $50,000,000 Senior Secured Term Loan (the “Loan”). The Loan is repayable over a period of approximately 8 years, maturing on March 30, 2007, and requires monthly principal payments of $277,777.78 beginning April 30, 2000, with a final principal payment of $26,944,444.26 on March 30, 2007, which equates to a 15-year amortization.

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

As of April 22, 1999, the Company also entered into a second amendment of its amended and restated loan and security agreement with the lead bank that provided for a $4,000,000 revolving credit facility. This agreement contained essentially the same terms as the previous agreement and had a maturity date of April 21, 2000. The Company has renewed this agreement, which now expires May 31, 2001.

The Loan is secured by a first lien on substantially all of the Company’s assets, with the exception of accounts receivable and inventories that have been used to secure the amended $4,000,000 revolving credit facility. The interest rate on the first $30,000,000 of the Loan is 8.75%. In addition to the fixed interest rate, there is a servicing fee of 0.125% of the outstanding principal balance due to the administrative agent. Subsequent installments bear a fixed rate of interest at the date they were funded at 3.52% above the secondary market yield of the United States Treasury obligation maturing May 15, 2005. On September 24, 1999, the Company drew down $5,000,000, bearing an interest rate of 9.54%. On September 30, 1999, the Company drew down a further $5,000,000, bearing an interest rate of 9.35%. On December 30, 1999, the Company drew down another $5,000,000, bearing an interest rate of 9.94%. On March 30, 2000, the Company drew down the final $5,000,000, bearing an interest rate of 10.02%. The revolving credit facility bears interest at LIBOR plus 1.40%, which rate will increase in accordance with a defined rate spread based upon the Company’s then-current ratio of total funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA).

The Loan agreement contains covenants that restrict the incurrence of debt, guaranties and liens, and places certain restrictions on the payment of dividends and the sale of significant assets. The Company is also required to meet minimum debt service coverage ratios on an on-going basis and maintain a minimum level of tangible net worth.

A summary of outstanding debt at the dates indicated is as follows:

(In thousands of dollars)
	June 30,	December 31,
	2000	1999

Term loan	$49,166	$45,000

Revolving credit facility	—	—

Subtotal	49,166	45,000

Less current installments and revolving credit facility	3,333	2,500

Long-term debt, excluding current installments and revolving credit facility	$45,833	$42,500

The carrying amount of the Company’s long-term debt approximates its fair value.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

Net cash provided by operating activities was $2,225,000 for the six months ended June 30, 2000, as compared to $381,000 used in operating activities for the six months ended June 30, 1999. The main reason for the increase in cash provided by operating activities was the smaller decrease of accounts payable due in 2000, as well as the reduction of inventories, mainly finished goods inventory, in 2000.

The Company invested $14,112,000 in capital expenditures in the first six months of 2000, compared to $3,320,000 in the same period last year. Expenditures of $10,683,000 related to the Arkansas modernization and expansion project. During June 2000, the Company received the required state permit for the planned second production line for pulverized limestone at the Texas plant and commenced construction. Commissioning is anticipated in the third quarter.

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

Phase II of the Arkansas project would further expand the plant capacity through the installation of a second rotary kiln with additional lime storage capacity. During the second quarter 2000, the Company received the operating air permit for the Phase II rotary kiln and commenced the bidding process for construction.

The Arkansas improvements should allow the Company to better serve its customers by improving both quality and service while increasing the production capacity of quicklime and hydrated lime. With the improvements, the Company expects to be in a better position to compete for customers who currently cannot use the Company’s lime in their processes due to insufficient production capacity at the plant or quality constraints. The Phase I rotary kiln will have lower operating costs and a greater capacity than the six shaft kilns currently in use. In addition to increasing capacity, this kiln will also be able to consistently produce high-quality lime for use by certain manufacturing customers who currently do not buy lime from the Arkansas facility. The storage, screening, and load-out facilities will also substantially reduce the amount of time required for the loading of bulk quicklime trucks and railcars. The planned modernization and expansion project will increase both production and shipping capacity, will lower operating costs, and will allow for a more efficient utilization of the work force.

Phase I estimated capital expenditures for the Arkansas project have increased from earlier estimates to $28,700,000, principally due to an increased scope of work, the benefit of which will be to reduce future operating costs. In addition, the Phase I total contains approximately $1,000,000 of costs incurred for certain facilities being pre-built for Phase II of the project, as it was cost-effective to construct them concurrently. Phase II is currently estimated to cost approximately $11,800,000, based on initial contractor bids. The Company intends to finance the Arkansas project through a combination of internally generated funds, additional bank borrowings, and/or other sources of capital. There can be no assurance that sufficient funds will be available to the Company to complete Phase II of the Arkansas project as currently contemplated.

The Company is not contractually committed to any planned capital expenditures until actual orders are placed for equipment. As of June 30, 2000, the Company had approximately $10,000,000 of liability for open equipment and construction orders. All future billings related to the Arkansas modernization and expansion project will be recorded as work is performed and billed to the Company.

As of June 30, 2000, the Company had $49,166,000 in total debt outstanding.

Results of Operations

Revenues were $8,450,000 in the second quarter of 2000, an increase of $837,000, or 11.0%, from the revenues of $7,613,000 in the second quarter of 1999. This resulted from a 6.9% increase in sales volume and a 4.1% increase in prices. Demand and pricing remain strong in both the Arkansas and Texas markets. Revenues for the six months ended June 30, 2000 were $16,136,000, an increase of $1,592,000, or 10.9%, from the $14,544,000 reported for the six months ended June 30, 1999. The increase resulted from a 6.8% increase in volume and a 4.1% increase in prices.

The Company’s gross profit was $1,669,000 for the second quarter of 2000, compared to $2,032,000 for the second quarter of 1999, a 17.9% decrease. Gross profit margin as a percentage of revenues for the second quarter of 2000 decreased to 19.8%, from 26.7% in 1999. In the second quarter, gross profit and gross profit margins were impacted by the continuing high level of fuel costs and the flooding at our Texas facility, previously reported on June 16, 2000. The floods caused a significant loss of production, the depletion of finished goods inventories, and increased costs through purchasing lime from alternate sources to fulfill commitments. However, the Company has retained its customer base and expects to rebuild the normal level of finished goods inventories before the fiscal year end. Gross profit decreased to $3,638,000 for the first six months of 2000, from $3,909,000 for the first six months of 1999, a 6.9% decrease. Gross profit margin for the six months ended June 30, 2000 decreased to 22.5%, from 26.9% in 1999.

Selling, general and administrative expenses (“SG&A”) decreased by $34,000, or 3.8%, to $853,000 in the second quarter of 2000, as compared to $887,000 in the second quarter of 1999. SG&A as a percentage of sales decreased to 10.1%, from 11.7% a year earlier. SG&A increased slightly by $3,000 to $1,808,000 in the first six months of 2000, as compared to $1,805,000 in the first six months of 1999, and as a percentage of sales decreased to 11.2% from 12.4%.

Interest expense in the second quarter of 2000 was $917,000, as compared to $691,000 in 1999. Interest expense for the first six months of 2000 was $1,821,000, as compared to $1,034,000 in 1999. The 2000 increase was attributable to a higher debt balance. Additional incurred interest costs of approximately $306,000 and $506,000 were capitalized in the second quarter and first six months, respectively, of 2000 as part of the Arkansas modernization and expansion project.

Other income increased by $189,000 to $310,000 in the second quarter of 2000, as compared to $121,000 in the second quarter of 1999, and by $418,000 to $550,000 in the first six months of 2000, as compared to $132,000 in the same period of 1999. The increases were attributable to interest income received on funds held in escrow to finance the redevelopment of the Company’s Arkansas operations.

The Company reported net income of $157,000 ($0.04 per share) during the second quarter of 2000, compared to net income of $444,000 ($0.11 per share) during the second quarter of 1999, a decrease of 64.6%. For the first six months of 2000, the Company reported net income of $419,000 ($0.11 per share), compared to net income of $902,000 ($0.23 per share) in the first six months of 1999, a decrease of 53.5%.

EBITDA (earnings before interest, taxes, depreciation and amortization) was $2,333,000 for the second quarter of 2000, a reduction of 4.0% from the second quarter 1999 of $2,430,000. For the six months ended June 30, 2000, EBITDA was $4,812,000, an increase of 6.6% from the $4,513,000 generated in the same period of 1999.

Forward-Looking Statements. Any statements contained in this Quarterly Report that are not statements of historical fact are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements in this Report, including without limitation, statements relating to the Company’s plans, strategies, objectives, expectations, intentions, and adequacy of resources, are identified by such words as “will,” “could,” “should,” “believe,” “expect,” “intend,” “plan,” “schedule,” “estimate,” and “project.” The Company undertakes no obligation to publicly update or revise any forward-looking statements. Investors are cautioned that forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from expectations, including without limitation the following: (i) the Company’s plans, strategies, objectives, expectations, and intentions are subject to change at any time at the discretion of the Company; (ii) the Company’s plans and results of operations will be affected by the Company’s ability to manage its growth and modernization; and (iii) other risks and uncertainties, including without limitation, those risks and uncertainties indicated from time to time in the Company’s filings with the Securities and Exchange Commission, including the Company’s Form 10-K for the fiscal year ended December 31, 1999.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

PART II.	OTHER INFORMATION

ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders was held on April 28, 2000 in Dallas, Texas. The table below shows the proposal submitted to shareholders in the Company’s Proxy Statement, dated March 24, 2000, and the results of the shareholders vote:

Election of Directors

	FOR	WITHHELD

John J. Brown	3,738,187	25,619

Timothy W. Byrne	3,760,449	3,357

Richard W. Cardin	3,740,299	23,507

Antoine M. Doumet	3,758,337	5,469

Wallace G. Irmscher	3,740,284	23,522

Edward A. Odishaw	3,760,449	3,357

Herbert G.A. Wilson	3,740,299	23,507

There were no broker non-votes.

ITEM 6:	EXHIBITS AND REPORTS ON FORM 8-K

a.	Exhibits:

	10	Third Amendment to Amended and Restated Loan and Security Agreement, dated as of May 31, 2000, among United States Lime & Minerals, Inc., Arkansas Lime Company, Colorado Lime Company, Texas Lime Company, and First Union National Bank

	11	Statement re computation of per share earnings

	27	Financial Data Schedule

b.	Reports on Form 8-K
The Company filed no Reports on Form 8-K during the quarter ended June 30, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED STATES LIME & MINERALS, INC.

August 7, 2000	By:	/s/ Herbert G.A. Wilson Herbert G.A. Wilson President and Chief Executive Officer (Principal Executive Officer)

August 7, 2000	By:	/s/ Larry T. Ohms Larry T. Ohms Vice President of Finance, Corporate Controller and Treasurer (Principal Financial and Accounting Officer)

Index to Exhibits

Exhibit No.	Description

10	Third Amendment to Amended and Restated Loan and Security Agreement, dated as of May 31, 2000, among United States Lime & Minerals, Inc., Arkansas Lime Company, Colorado Lime Company, Texas Lime Company, and First Union National Bank

11	Statement re computation of per share earnings

27	Financial Data Schedule