Form 10-Q
period 2000-09-30
UNITED STATES LIME & MINERALS INC
filed 2000-11-01
CIK 82020

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q
(Mark One)
[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 2000

                                       OR

[ ]                TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from          to
                                              --------    ---------

                       Commission file number is 000-4197




                       UNITED STATES LIME & MINERALS, INC.
                       -----------------------------------
             (Exact name of registrant as specified in its charter)


               TEXAS                                            75-0789226
 ----------------------------------                         --------------------
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

         Yes   X       No
             -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of October 31, 2000, 3,981,664 shares of common stock, $0.10 par value, were outstanding.

PART I.           FINANCIAL INFORMATION
ITEM 1:           FINANCIAL STATEMENTS

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)
(Unaudited)

                                                               SEPTEMBER 30,    DECEMBER 31,
                                                                   2000             1999
                                                               -------------    ------------
ASSETS
Current assets:
   Cash and cash equivalents                                   $       2,186    $     18,021
   Trade receivables, net                                              5,433           4,166
   Inventories                                                         3,639           4,266
   Prepaid expenses and other assets                                     158             163
                                                               -------------    ------------
      Total current assets                                            11,416          26,616

Property, plant and equipment, at cost:                              107,071          82,511
   Less accumulated depreciation and depletion                       (38,396)        (35,381)
                                                               -------------    ------------
   Property, plant and equipment, net                                 68,675          47,130

Deferred tax assets, net                                               2,212           2,136
Other assets, net                                                      1,987           1,806
                                                               -------------    ------------
      Total assets                                             $      84,290    $     77,688
                                                               =============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current installments of long-term debt and
      revolving credit facility                                $       3,333    $      2,500
   Accounts payable                                                    4,955           1,953
   Accrued expenses                                                    1,528           1,580
                                                               -------------    ------------
      Total current liabilities                                        9,816           6,033

Long-term debt, excluding current installments and
   revolving credit facility                                          45,000          42,500
Other liabilities                                                        273             358
                                                               -------------    ------------
      Total liabilities                                               45,273          48,891

Stockholders' equity:
   Common stock                                                          529             529
   Additional paid-in capital                                         14,819          14,819
   Retained earnings                                                  27,780          27,376
                                                               -------------    ------------
                                                                      43,128          42,724

Less treasury stock at cost:
   1,312,401 shares of common stock                                  (13,927)        (13,927)
                                                               -------------    ------------
      Total stockholders' equity                                      29,201          28,797
                                                               -------------    ------------
      Total liabilities and stockholders' equity               $      84,290    $     77,688
                                                               =============    ============

      See accompanying notes to condensed consolidated financial statements

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND RETAINED EARNINGS
(In thousands of dollars, except per share data)
(Unaudited)

                                                   THREE MONTHS ENDED                           NINE MONTHS ENDED
                                                      SEPTEMBER 30,                               SEPTEMBER 30,
                                        -----------------------------------------   -----------------------------------------
                                                2000                  1999                 2000                  1999
                                        -------------------   -------------------   -------------------   -------------------
REVENUES                                $   9,344     100.0%  $  9,268      100.0%  $  25,480     100.0%  $ 23,812      100.0%
   Cost of revenues:
     Labor and other operating
        expenses                            6,282      67.2%     5,261       56.8%     16,561      65.0%    13,729       57.6%
     Depreciation, depletion and
        amortization                        1,057      11.3%     1,111       12.0%      3,276      12.9%     3,278       13.8%
                                        ---------  --------   --------   --------   ---------  --------   --------   --------
                                            7,339      78.5%     6,372       68.8%     19,837      77.9%    17,007       71.4%
                                        ---------  --------   --------   --------   ---------  --------   --------   --------

GROSS PROFIT                                2,005      21.5%     2,896       31.2%      5,643      22.1%     6,805       28.6%

   Selling, general & administrative
     expenses                               1,008      10.8%       870        9.4%      2,816      11.0%     2,675       11.2%
                                        ---------  --------   --------   --------   ---------  --------   --------   --------

OPERATING PROFIT                              997      10.7%     2,026       21.8%      2,827      11.1%     4,130       17.3%

   Other expenses (income):
      Interest expense                        721       7.7%       696        7.5%      2,542      10.0%     1,730        7.3%
      Other, net                             (104)     (1.1)%     (155)      (1.7)%      (654)     (2.6)%     (287)      (1.2%)
                                        ---------  --------   --------   --------   ---------  --------   --------   --------
                                              617       6.6%       541        5.8%      1,888       7.4%     1,443        6.1%
                                        ---------  --------   --------   --------   ---------  --------   --------   --------

INCOME BEFORE TAXES                           380       4.1%     1,485       16.0%        939       3.7%     2,687       11.3%
                                        ---------  --------   --------   --------   ---------  --------   --------   --------

   Income tax expense                          95       1.0%       372        4.0%        235       0.9%       672        2.8%
                                        ---------  --------   --------   --------   ---------  --------   --------   --------

NET INCOME                              $     285       3.1%  $  1,113       12.0%  $     704       2.8%  $  2,015        8.5%
                                        ---------  --------   --------   --------   ---------  --------   --------   --------

   Retained earnings as of the
      beginning of the period              27,596               25,946                 27,376               25,243

   Dividends declared ($0.025 per
      share per quarter                      (101)                (101)                  (300)                (300)

   Retained earnings as of the
                                        ---------             --------              ---------             --------
      end of the quarter                $  27,780             $ 26,958              $  27,780             $ 26,958
                                        =========             ========              =========             ========

INCOME PER SHARE
   OF COMMON STOCK:
        Basic                           $    0.07             $   0.28              $    0.18             $   0.51
                                        =========             ========              =========             ========

        Diluted                         $    0.07             $   0.28              $    0.18             $   0.51
                                        =========             ========              =========             ========


      See accompanying notes to condensed consolidated financial statements

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)
(Unaudited)

                                                                     NINE MONTHS ENDED
                                                                       SEPTEMBER 30,
                                                                    --------------------
                                                                      2000        1999
                                                                    --------    --------
OPERATING ACTIVITIES:
   Net income                                                       $    704    $  2,015
   Adjustments to reconcile net income to net cash
         provided by (used in) operating activities:
      Depreciation, depletion and amortization                         3,395       3,406
      Deferred income taxes (benefit)                                    (76)        329
      Amortization of financing costs                                    203          77
      Gain on sale of assets                                             (16)        (16)
      Current assets, net of change [1]                                 (635)     (2,836)
      Other assets                                                      (384)     (1,645)
      Current liabilities, net change [2]                              2,950      (1,191)
      Other liabilities                                                  (85)        207
                                                                    --------    --------
      Net cash provided by operating activities                        6,056         346

INVESTING ACTIVITIES:
   Purchase of property, plant and equipment                         (25,001)     (8,166)
   Proceeds from sale of property, plant and equipment                    77         194
                                                                    --------    --------
      Net cash used in investing activities                          (24,924)     (7,972)

FINANCING ACTIVITIES:
   Payment of common stock dividends                                    (300)       (300)
   Proceeds from borrowings on term loan                               5,000      40,000
   Principal payments on term loan                                    (1,667)    (17,839)
   Proceeds from borrowing on revolving credit facility                   --       2,000
   Principal payments on revolving credit facility                        --      (3,000)
                                                                    --------    --------
      Net cash provided by financing activities                        3,033      20,861
                                                                    --------    --------

   Net increase (decrease) in cash                                   (15,835)     13,235
      Cash at beginning of period                                     18,021         688
                                                                    --------    --------

      Cash at end of period                                         $  2,186    $ 13,923
                                                                    ========    ========

   Supplemental cash flow information:
      Interest paid                                                 $  3,536    $  1,669
                                                                    ========    ========

      Income taxes paid                                             $    595    $    314
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

              UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


1.   Basis of Presentation

     The condensed consolidated financial statements included herein have been prepared by the Company without independent audit. In the opinion of the Company's management, all adjustments of a normal and recurring nature necessary to present fairly the financial position, results of operations and cash flows for the periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the period ended December 31, 1999. The results of operations for the three-month and nine-month periods ended September 30, 2000 are not necessarily indicative of operating results for the full year. For the three-month and nine-month periods ended September 30, 2000 and September 30, 1999, the Company had no components of comprehensive income other than those recorded in net income.


2.   Inventories

     Inventories consisted of the following at:
            (In thousands of dollars)                           SEPTEMBER 30,    DECEMBER 31,
                                                                    2000             1999
                                                                -------------    ------------
              Lime and limestone inventories:
                  Raw materials                                 $       1,254    $      1,499
                  Finished goods                                          375             955
                                                                -------------    ------------
                                                                        1,629           2,454
              Service parts                                             2,010           1,812
                                                                -------------    ------------
                     Total inventories                          $       3,639    $      4,266
                                                                =============    ============


3.   Long-Term Debt

     On April 22, 1999, the Company entered into a credit agreement with a consortium of commercial banks for a $50,000,000 Senior Secured Term Loan (the "Loan"). The Loan is repayable over a period of approximately 8 years, maturing on March 30, 2007, and requires monthly principal payments of $277,777.78 beginning April 30, 2000, with a final principal payment of $26,944,444.26 on March 30, 2007, which equates to a 15-year amortization.

     The Company agreed to pay a fee equivalent to 2-1/2% of the Loan value to the placement agent. The fee due on the first $30,000,000 advanced was paid on closing, and the fee due on the remaining $20,000,000 was paid in September 1999 when the first installment of this portion was funded.

     Upon execution of the Loan agreement, the first $30,000,000 was advanced, of which approximately $20,000,000 was used to retire all existing bank loans, with the balance to be used primarily for the modernization and expansion of the Arkansas operations. Under the terms of the Loan agreement, the remaining $20,000,000 of the Loan facility was drawn down in four equal quarterly installments beginning June 30, 1999, and ending March 30, 2000, and will be used exclusively for the Arkansas project. Commencement of the draw down of the quarterly installments was conditional upon the Company receiving an operating air permit for the first phase of the Arkansas project by December 31, 1999. In September 1999, the Company received an operating air permit for the first phase of the modernization and expansion of its Arkansas plant, and immediately placed construction orders. As a consequence of receiving this permit, during September 1999 the Company drew down a further $10,000,000, making a total of $40,000,000 advanced under the terms of the Loan. The final two installments of $5,000,000 each were drawn down on December 30, 1999 and March 30, 2000.

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

     A summary of outstanding debt at the dates indicated is as follows:

            (In thousands of dollars)

                                                                SEPTEMBER 30,    DECEMBER 31,
                                                                    2000            1999
                                                                -------------    ------------
              Term loan                                         $      48,333    $     45,000
              Revolving credit facility                                    --              --
                                                                -------------    ------------
              Subtotal                                                 48,333          45,000

              Less current installments and
                   revolving credit facility                            3,333           2,500
                                                                -------------    ------------
              Long-term debt, excluding current
                  installments and revolving credit
                  facility                                      $      45,000    $     42,500
                                                                =============    ============


     The carrying amount of the Company's long-term debt approximates its fair value.

4.   Subsequent Events

On November 1, 2000, the Company filed a registration statement with the Securities and Exchange Commission (the "SEC") for a proposed $10,000,000 common stock rights offering to existing shareholders. The Company is also seeking a new, seven-year $7,000,000 term loan facility. The purposes of these proposed financings are to enable the Company to proceed with construction of Phase II of the Arkansas project in mid-year 2001, and to provide the Company with ongoing working capital. The proposed rights offering is subject to SEC review, market conditions, and setting of an offering price that is acceptable to the Company's majority shareholder, Inberdon Enterprises Ltd. The Company's new term loan is subject to the condition that the Company raise at least $5,000,000 in new equity, as well as other usual and customary closing conditions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $6,056,000 for the nine months ended September 30, 2000, as compared to $346,000 for the nine months ended September 30, 1999. Cash from operating activities increased, in spite of the decrease in net income, as a result of a temporary increase in the volume of unpaid invoices outstanding at September 30, 2000, due in part to the modernization and expansion project at Arkansas Lime Company, and the decrease of finished goods inventories, as well as favorable timing in the collection of accounts receivable.

The Company invested $25,000,000 in capital expenditures in the first nine months of 2000, of which $18,950,000 related to Phase I of the Arkansas modernization and expansion project, and approximately $1,600,000 related to the largely-completed second production line for pulverized limestone at the Texas facility, designed to provide duplicate production facilities to enable the Company to vigorously pursue new pulverized limestone customers who require an assured source of supply. This compared to capital expenditures of $8,166,000 in the same period last year.

The Arkansas modernization and expansion project was planned to be completed in two phases, and Phase I is now largely completed. The redeveloped quarry plant was commissioned on September 27, 2000, and the rotary lime kiln with preheater began operation on October 22, 2000. The increased lime product storage and loading capacity has also been completed. Relaying of the Company's internal railroad is in progress, with completion anticipated at the end of November. The out-of-state terminal is anticipated to be operational in the first quarter 2001. Phase II of the Arkansas project would further expand the plant capacity through the installation of a second kiln with additional storage capacity.

The Arkansas improvements should allow the Company to better serve its customers by improving both quality and service while increasing the production capacity of quicklime and hydrated lime. With the improvements, the Company expects to be in a better position to compete for customers who currently cannot use the Company's lime in their processes due to insufficient production capacity at the plant or quality constraints. The rotary kiln will have lower operating costs and a greater capacity than the six shaft kilns that were permanently taken out of service in October. In addition to increasing capacity, this kiln should also be able to consistently produce high-quality lime for use by certain manufacturing customers who currently do not buy lime from the Arkansas facility. The storage, screening, and load-out facilities will also substantially reduce the amount of time required for the loading of bulk quicklime trucks and railcars. The planned modernization and expansion project will increase both production and shipping capacity, will lower operating costs, and will allow for a more efficient utilization of the work force.

The Company now estimates that total capital expenditures for Phase I of the Arkansas project will be approximately $30,000,000, approximately $1,300,000 over the estimate stated in the Company's second quarter 2000 Form 10-Q of $28,700,000. This total includes an increased scope of work, the benefit of which will be to reduce future operating costs, and also includes approximately $1,000,000 of costs incurred for certain facilities that were pre-built for Phase II of the project, as it was cost-effective to construct those facilities concurrently with Phase I. In addition, the increased costs of Phase I reflect additional construction costs from delayed completion of certain facilities, as well as the Company's reduced ability to attract competitive bids for the later stages of the project due to the continued high level of construction activity in the area.

Phase II is estimated to cost approximately $12,000,000. However, the Company has determined to delay the start of Phase II, and currently plans to commence construction in mid-year 2001, subject to market demand, ability to secure competitive bids, and the availability of financing.

The Company has intended to finance Phase II of the Arkansas project through a combination of internally generated funds, additional bank borrowings, and/or other sources of capital. Given the lower than expected operating income generated by the Company in the second and third quarters of this year, as well as the increased costs of the Arkansas project, the Company's Board of Directors has determined to seek to raise additional equity capital through a $10,000,000 common stock rights offering to existing shareholders, and to seek an additional seven-year, $7,000,000 term loan facility. In the Board's view, the additional financings will enable the Company to proceed with Phase II of the Arkansas project, and provide the Company with ongoing working capital. The Board views Phase II of the Arkansas project as necessary to achieving maximum utilization of the infrastructure completed there to date, thus maximizing the Company's rate of return on that investment, by approximately doubling the capacity of the Arkansas plant for an incremental investment of approximately $12,000,000.

The Company has, therefore, today filed a registration statement for the proposed rights offering with the Securities and Exchange Commission (the "SEC"). The Company's majority shareholder, Inberdon Enterprises Ltd. ("Inberdon"), has expressed its willingness to subscribe for its proportional share of the $10,000,000 (approximately 51%), and to subscribe for the shares not subscribed for by other shareholders. The Company presently anticipates that the rights offering will commence in the next several weeks, subject to SEC review, market conditions, and setting of an offering price that is acceptable to Inberdon. The Company's new term loan is subject to the condition that the Company raise at least $5,000,000 in new equity, as well as other usual and customary closing conditions.

The Company is not contractually committed to any planned capital expenditures until actual orders are placed for equipment. As of September 30, 2000, the Company had liability for open equipment and construction orders in the amount of approximately $4,000,000. All future billings related to the Arkansas modernization and expansion project will be recorded as work is performed and billed to the Company.

As of September 30, 2000, the Company had $48,333,333 in total debt outstanding. As of October 31, 2000, the Company had not drawn on its $4,000,000 revolving credit facility, but anticipates drawing down the full amount by January 31, 2001 because of the impact of increased construction costs, start-up costs, and lower than expected operating income.

In the short term, the Company intends to meet its obligations relating to operating expense, interest expense, accounts payable, current installments of long-term debt, and committed capital expenditures at its Arkansas and Texas plants with funds generated by operations, by drawing down on the revolving credit facility, and with the proceeds of the proposed rights offering and term loan. If there is any significant shortfall in operating income or delay in receiving the expected proceeds from the rights offering, it may be difficult for the Company to meet its short-term obligations or otherwise achieve its business objectives.


RESULTS OF OPERATIONS

Revenues were $9,344,000 in the third quarter of 2000, an increase of $76,000, or 0.8%, from the revenues of $9,268,000 in the third quarter of 1999. This resulted from a 1.2% decrease in sales volume and a 2.0% increase in prices. The high cost of natural gas fuel in Arkansas during the third quarter lead to increased costs of production and a decision to reduce lime production and sales. Sales revenues at Arkansas were $461,000 lower than in the same period in the prior year. The demand for lime remains strong in both the Arkansas and Texas markets, although the demand for pulverized limestone has weakened. Revenues for the nine months ended September 30, 2000 were $25,480,000, an increase of $1,668,000, or 7.0%, from the $23,812,000 reported for the nine months ended September 30, 1999. The increase resulted from a 4.8% increase in sales volume and a 2.2% increase in prices.

The Company's gross profit was $2,005,000 for the third quarter of 2000, compared to $2,896,000 for the third quarter of 1999, a 30.8% decrease. Gross profit margin as a percentage of revenues for the third quarter of 2000 decreased to 21.5%, from 31.2% in the same period in 1999. The decreases in gross profit and gross profit margins were affected by increasing fuel costs, which added approximately $600,000 to operating costs, and by the delay in the start-up of Phase I operations at Arkansas Lime. Lower sales volumes and inefficient production from the old plant with its higher natural gas costs also impacted gross profit margins. In Texas, because lime demand remained strong during the third quarter, the Company was not able to build back inventories following the June floods, and has had to continue to purchase lime from outside sources to fulfill customer commitments. Another factor impacting gross profit and gross profit margins in the third quarter has been a decline in pulverized limestone sales. Gross profit decreased to $5,643,000 for the first nine months of 2000, from $6,805,000 for the first nine months of 1999, a 17.1% decrease. Gross profit margin for the nine months ended September 30, 2000 decreased to 22.1%, from 28.6% in 1999.

Selling, general and administrative expenses ("SG&A") increased by $138,000, or 15.9%, to $1,008,000 in the third quarter of 2000, as compared to $870,000 in the third quarter of 1999, due to the addition of sales and marketing personnel hired by the Company to assist in the redevelopment of the market at Arkansas Lime. SG&A as a percentage of sales increased to 10.8%, from 9.4% a year earlier. SG&A increased by $141,000, or 5.3%, to $2,816,000 in the first nine months of 2000, as compared to $2,675,000 in the first nine months of 1999, and as a percentage of sales decreased to 11.0%, from 11.2%.

Interest expense in the third quarter of 2000 was $721,000, as compared to $696,000 in the same period in 1999. Interest expense for the first nine months of 2000 was $2,542,000, as compared to $1,730,000 in the same period in 1999. The 2000 increase was attributable to a higher debt balance. Additional incurred interest costs of approximately $488,000 and $994,000 were capitalized in the third quarter and first nine months, respectively, of 2000 as part of the Arkansas modernization and expansion project.

Other income decreased by $51,000 to $104,000 in the third quarter of 2000, as compared to $155,000 in the third quarter of 1999. Other income increased by $367,000 to $654,000 in the first nine months of 2000, as compared to $287,000 for the same period in 1999. The nine months increase was attributable to interest income received on funds held in escrow to finance the redevelopment of the Company's Arkansas operations.

The Company reported net income of $285,000 ($0.07 per share) during the third quarter of 2000, compared to net income of $1,113,000 ($0.28 per share) during the third quarter of 1999. For the first nine months of 2000, the Company reported net income of $704,000 ($0.18 per share), compared to net income of $2,015,000 ($0.51 per share) in the first nine months of 1999.

EBITDA (earnings before interest, taxes, depreciation and amortization) was $2,267,000 for the third quarter of 2000, a decrease of 33.0% from the third quarter of 1999 of $3,386,000. For the nine months ended September 30, 2000, EBITDA was $7,079,000, a decrease of 10.4% from the $7,900,000 generated in the same period in 1999.

FORWARD-LOOKING STATEMENTS. Any statements contained in this Quarterly Report that are not statements of historical fact are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements in this Report, including without limitation statements relating to the Company's plans, strategies, objectives, expectations, intentions, and adequacy of resources, are identified by such words as "will," "could," "should," "believe," "expect," "intend," "plan," "schedule," "estimate," and "project." The Company undertakes no obligation to publicly update or revise any forward-looking statements. Investors are cautioned that forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from expectations, including without limitation the following:
(i) the Company's plans, strategies, objectives, expectations, and intentions are subject to change at any time at the discretion of the Company; (ii) the Company's plans and results of operations will be affected by the Company's ability to manage its growth and modernization; and (iii) other risks and uncertainties, including without limitation those risks and uncertainties indicated from time to time in the Company's filings with the SEC, including the Company's Form 10-K for the fiscal year ended December 31, 1999 and its Form S-3 filed with the SEC on November 1, 2000.



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

PART II. OTHER INFORMATION



ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

         a.  Exhibits:

             11    Statement re computation of per share earnings

             27    Financial Data Schedule



         b. Reports on Form 8-K:

            The Company filed no Reports on Form 8-K during the quarter ended September 30, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       UNITED STATES LIME & MINERALS, INC.






November 1, 2000                       By: /s/ Herbert G.A. Wilson
                                           -------------------------------------
                                           Herbert G.A. Wilson
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)





November 1, 2000                       By: /s/ Larry T. Ohms
                                           -------------------------------------
                                           Larry T. Ohms
                                           Vice President of Finance
                                           (Principal Financial and Accounting
                                           Officer)

                       UNITED STATES LIME & MINERALS, INC.



                          Quarterly Report on Form 10-Q
                                  Quarter Ended
                               September 30, 2000




                                INDEX TO EXHIBITS


EXHIBIT
NUMBER                DESCRIPTION
-------               -----------
  11                  Statement re computation of per share earnings

  27                  Financial Data Schedule