Form 10-K405
period 2000-12-31
UNITED STATES LIME & MINERALS INC
filed 2001-03-27
CIK 82020

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(Mark One)
             (X)   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2000
                                       OR

             ( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File Number 0-4197

                       UNITED STATES LIME & MINERALS, INC.
                       -----------------------------------
             (Exact name of Registrant as specified in its charter)

           TEXAS                                                  75-0789226
-------------------------------                     ---------------------------------------
(State or other jurisdiction of                     (I.R.S. Employer Identification Number)
 incorporation or organization)

 13800 MONTFORT DRIVE, SUITE 330, DALLAS, TEXAS                     75240
--------------------------------------------------                ----------
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

        Indicate by a check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [X]

        The aggregate market value of Common Stock held by non-affiliates as of March 16, 2001: $2,695,842.

        Number of shares of Common Stock outstanding as of March 16, 2001:
5,799,845.

                       DOCUMENTS INCORPORATED BY REFERENCE

        Part III incorporates information by reference from the Registrant's definitive Proxy Statement to be filed for its 2001 Annual Meeting of Shareholders. Part IV incorporates certain exhibits by reference from the Registrant's previous filings.

                                TABLE OF CONTENTS


                                                                                      PAGE

PART I..................................................................................1

      ITEM 1.  BUSINESS.................................................................1
               General..................................................................1
               Business and Products....................................................1
               Product Sales............................................................1
               Order Backlog............................................................1
               Seasonality..............................................................2
               Limestone Reserves.......................................................2
               Mining...................................................................2
               Plants and Facilities....................................................3
               Employees................................................................4
               Competition..............................................................4
               Environmental Matters....................................................4

      ITEM 2.  PROPERTIES...............................................................5

      ITEM 3.  LEGAL PROCEEDINGS........................................................5

      ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS......................5

PART II.................................................................................5

      ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS......................................................5

      ITEM 6.  SELECTED FINANCIAL DATA..................................................6

      ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS............................7

      ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..............13

      ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.............................13

      ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE.....................................14

PART III...............................................................................14

PART IV................................................................................14

      ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
               ON FORM 8-K.............................................................14

               SIGNATURES..............................................................18

                                     PART I


ITEM 1. BUSINESS.

        GENERAL. The business of United States Lime & Minerals, Inc. (the "Company" or the "Registrant"), which was incorporated in 1950, is the production and sale of lime and limestone products. The Company extracts high-quality limestone from its quarries and processes it for sale as pulverized limestone, quicklime, and hydrated lime. These operations were conducted throughout 2000 by three wholly-owned subsidiaries of the Company: Arkansas Lime Company, Colorado Lime Company and Texas Lime Company.

        The Company's principal corporate office is located at 13800 Montfort Drive, Suite 330, Dallas, Texas 75240.

        BUSINESS AND PRODUCTS. The Company extracts raw limestone and then processes it for sale as pulverized limestone, quicklime, and hydrated lime. Pulverized limestone (also referred to as ground calcium carbonate) is a dried product ground to granular and finer sizes. Quicklime (calcium oxide) is produced by heating limestone to very high temperatures in kilns in a process called calcination. Hydrated lime (calcium hydroxide) is produced by reacting quicklime with water in a controlled process to produce a dry, white powder.

        Pulverized limestone is used primarily in the production of construction materials such as roofing shingles and asphalt paving, as an additive to agriculture feeds, as a soil enhancement, and for mine safety dust in coal mining operations. Quicklime is used primarily in the manufacturing of paper products, in sanitation and water filtering systems, in metal processing, and in soil stabilization for highway and building construction. Hydrated lime is used primarily in municipal sanitation and water treatment, in soil stabilization for highway and building construction, in the production of chemicals, and in the production of construction materials such as stucco, plaster and mortar.

        PRODUCT SALES. In 2000, the Company sold the majority of its products in the states of Arkansas, Colorado, Kansas, Louisiana, Mississippi, Missouri, New Mexico, Oklahoma, Tennessee, and Texas. Sales are made primarily by the Company's seven sales employees who call on potential customers and solicit orders which are generally made on a purchase-order basis. The Company also receives orders in response to bids that it prepares and submits to potential customers.

        Principal customers for the Company's lime and limestone products are highway, street and parking lot contractors, chemical producers, paper manufacturers, roofing shingle manufacturers, steel producers, glass manufacturers, municipal sanitation and water treatment facilities, poultry and cattle feed producers, governmental agencies, and electrical utility companies.

        Approximately 900 customers accounted for the Company's sales of lime and limestone products during the year ended December 31, 2000. No single customer accounted for more than 10% of such sales. The Company is not subject to significant customer risks as its customers are considerably diversified as to geographic location and industrial concentration. However, given the nature of the lime and limestone industry, the Company's profits are very sensitive to changes in sales volume.

        Lime and limestone products are transported by truck and rail to customers generally within a radius of 400 miles of each of the Company's processing plants.

        Substantially all of the Company's sales are made within the United States.

        ORDER BACKLOG. The Company does not believe that backlog information accurately reflects anticipated annual revenues or profitability from year to year.

        SEASONALITY. The Company's sales of lime and limestone products are highest during the months of March through November. The Company's sales have historically reflected seasonal trends, with the largest percentage of total annual revenues being realized in the second and third quarters. Lower seasonal demand normally results in reduced shipments and revenues in the first and fourth quarters. Inclement weather conditions generally have a negative impact on the demand for lime and limestone products.

        LIMESTONE RESERVES. The Company has two subsidiaries which currently extract limestone from open-pit quarries. Texas Lime Company is located 14 miles from Cleburne, Texas, and Arkansas Lime Company is located near Batesville, Arkansas. A third subsidiary, Colorado Lime Company, owns limestone resources at Monarch Pass located 15 miles west of Salida, Colorado. No mining took place on this property in 1999 and 2000, although existing crushed stone stockpiles on the property were used to provide feedstock to the plant in Salida acquired from Calco, Inc. Access to all locations is provided by paved roads.

        Texas Lime Company operates upon a tract of land containing approximately 470 acres, including the Cleburne Quarry. In January 1999, the Company purchased approximately 400 acres of additional land and now owns approximately 2,700 acres adjacent to the quarry. Both the quarry and the adjacent land contain known high-quality limestone reserves in a bed averaging 28 feet in thickness, with an overburden that ranges from 0 to 50 feet. The Company also has mineral interests in approximately 560 acres of land adjacent to the northwest boundary of the Company's property. The calculated reserves, as of December 31, 2000, were approximately 42,000,000 tons of proven reserves and approximately 91,000,000 tons of probable reserves. Assuming the enhanced level of production following the Texas modernization and expansion project is maintained, the Company estimates that these reserves are sufficient to sustain operations for approximately 100 years.

        Arkansas Lime Company operates the Batesville Quarry and has lime and limestone production facilities on a second site linked to the quarry by its own standard gauge railroad. The active quarry operations cover approximately 725 acres of land containing a known deposit of high-quality limestone. The average thickness of the high-quality limestone deposit is approximately 70 feet, with an average overburden thickness of 35 feet. The Company also owns approximately 325 additional acres containing additional high-quality limestone deposits adjacent to the present quarry but separated from it by a public highway. The average thickness of this second high-quality limestone deposit is approximately 55 feet, with an average overburden of 20 feet. The calculated reserves, as of December 31, 2000, were approximately 22,500,000 tons of proven reserves plus an additional 33,500,000 tons of probable reserves. Assuming the present level of production available with Phase I of the Arkansas modernization and expansion project completed, the Company estimates that reserves are sufficient to sustain operations for approximately 75 years. However, this estimate is reduced to 50 years assuming that the Arkansas facility reaches projected production levels after the planned Phase II modernization and expansion.

        Colorado Lime Company acquired the Monarch Pass Quarry in November 1995 and has not carried out any mining on the property. A review of the potential limestone resources has been completed by independent geologists. However, the Company does not consider the cost of a drilling program to be economically feasible at this time and, consequently, it is not possible to identify and categorize reserves. The Monarch Pass Quarry, which had been operated for many years until its closure in the early nineties, contains a mixture of limestone types, including high-quality calcium limestone and dolomite. The Company expects to utilize remaining crushed stone stockpiles to supply its processing plant in nearby Salida.

        MINING. The Company extracts limestone by the open-pit method at its Arkansas and Texas quarries. Monarch Pass is also an open-pit quarry, but is not being worked at this time. The open-pit method consists of removing any overburden comprising soil, trees, and other substances, including inferior limestone, and then extracting the exposed high-quality limestone. Open-pit mining is generally less expensive than underground mining. The principal disadvantage of the open-pit method is that operations are subject to inclement weather. The limestone is extracted by drilling and blasting utilizing standard mining equipment. After extraction, limestone is crushed, screened, and ground in the case of pulverized limestone, or further processed in kilns and hydrators in the case of quicklime and hydrated lime, before shipment. The Company has no knowledge of any recent changes in the physical quarrying conditions on any of its properties which have materially affected its mining operations, and no such changes are anticipated.

        PLANTS AND FACILITIES. The Company produces lime and/or limestone products at three plants:

        Following the completion at the end of 1998 of a modernization and expansion project at the Texas plant, the plant now has an annual capacity of 470,000 tons of quicklime from three rotary kilns. The plant has pulverized limestone equipment which has a capacity to produce approximately 1,000,000 tons of pulverized limestone annually, depending on the product mix. The Texas project included the installation of a new stone crushing and handling system, the addition of a preheater to one of the existing kilns, additional storage, screening, and shipping capacity, and a new support building housing a laboratory and administrative and shop facilities. In addition to the Cleburne plant, the Company owns a dormant plant which is located near Blum, Texas on a tract of land covering approximately 524 acres. The Blum plant was acquired in 1989, and its kilns have not been operated since that time; however, the plant's storage and shipment facilities are currently being utilized.

        The Arkansas lime production plant is situated at the Batesville quarry. The limestone and hydrate facilities are situated on a tract of 290 acres located approximately two miles from the Batesville Quarry to which it is connected by a Company-owned standard railroad. Utilizing one rotary kiln, this plant has an annual capacity of approximately 200,000 tons of quicklime. The plant has two grinding systems which, depending on the product mix, have the capacity to produce 700,000 tons of pulverized limestone annually.

        Over the past decade, Arkansas Lime Company has lost various accounts due to poor product quality and service from the now retired vertical lime kilns which were installed in the 1920's. In 1999, the Company commenced a modernization and expansion of the Arkansas facility, to be completed in two phases, which is designed to expand production and improve quality and service, enabling Arkansas Lime Company to compete for new accounts and for the accounts of former customers lost due to the quality and service issues. Phase I included the redevelopment of the quarry plant, rebuilding of the railroad to standard United States gauge, purchase of a facility to establish an out-of-state terminal, installation of a rotary kiln with preheater, and increased product storage and loading capacity. There is some additional work to be completed on Phase I, but the project recently met an important milestone in producing its first lime on October 22, 2000. Completion of Phase I provides the Company with modern quarry and lime manufacturing facilities, with an annual production capacity of approximately 200,000 tons of quicklime.

        The Company has plans to refurbish the distribution terminal in Shreveport, Louisiana, connected to the Kansas City Southern railroad, to provide lime storage and distribution capacity to service markets in Louisiana and East Texas. This terminal may be completed in conjunction with Phase II of the project. Phase II , which the Company has determined to delay at this time, would further expand lime production capacity at Arkansas to approximately 400,000 tons of quicklime by the installation of a second rotary kiln and preheater with additional storage capacity.

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

        Colorado Lime Company operates a limestone drying, grinding and bagging facility, with an annual capacity of 60,000 tons, on 7.9 acres of land in Salida, Colorado. The property is leased from the Union Pacific Railroad for a term of 5 years, commencing June 1999, with renewal options for a further 10 years. A rail loading spur is available, although the Company does not currently ship any products by rail. This plant's facilities also include a small rotary lime kiln which is permitted for operation but presently dormant. A mobile stone crushing and screening plant is situated at the Monarch Pass Quarry, producing agricultural grade limestone, with an annual capacity of up to 40,000 tons.

        The Company believes that its processing plants are adequately maintained and insured. The Texas plant has recently been modernized and expanded, and Phase I of the Arkansas modernization and expansion project has replaced the majority of the old quarry and lime producing equipment at this facility. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -Financial Condition."

        EMPLOYEES. The Company employed, at December 31, 2000, 212 persons, 23 of who are engaged in administrative and management activities and 7 of who are engaged in sales activities. Of the Company's 182 production employees, 126 are covered by two collective bargaining agreements. Both agreements were renewed during 1999. The Arkansas facility agreement expires in January 2002, and the Texas facility agreement expires in November 2002.

        COMPETITION. The lime industry is highly localized and competitive, with quality, price, ability to meet customer demand and proximity to customers being the prime competitive factors. The Company's competitors are predominantly private companies.

        In recent years, the demand for lime has been relatively strong. In addition, the Transportation Equity Act for the 21st Century, signed into law in June 1998, provides federal funding for highway construction, and therefore, the Company believes that there will be a continuing strong level of demand by the highway construction sector for lime products used in highway construction for the next few years.

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

        There is a continuing trend of consolidation in the lime and limestone industry, with the three largest lime companies now accounting for more than two-thirds of North American lime capacity. In addition to the consolidations, and often in conjunction with them, many lime producers have undergone modernization and expansion projects to upgrade their processing equipment in an effort to improve operating efficiency. The Company's modernization and expansion projects should allow it to continue to remain competitive, protect its markets, and position itself for the future. In addition, the Company will continue to evaluate external opportunities for expansion. However, the Company may have to revise its strategy, or otherwise find ways to enhance the value of the Company, including entering into strategic partnerships, mergers, or other transactions.

        ENVIRONMENTAL MATTERS. The Company owns or controls large areas of land upon which it operates limestone quarries and their associated processing plants with inherent environmental responsibilities. However, there is a low level of environmental risk posed by the production of lime and limestone.

        The Company's operations are subject to various federal, state, and local environmental laws and regulations, including the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, and the Comprehensive Environmental Response, Compensation, and Liability Act, as well as the Toxic Substances Control Act. The rate of change of such legislation has been rapid over the last decade, and compliance can require significant expenditures. For example, recent federal legislation required Texas Lime Company and Arkansas Lime Company to apply for "Title V" renewable operating permits which have significant on-going compliance monitoring costs. While the Company cannot be certain that it will always be able to comply with changing requirements without a material impact on its business, it is not aware of any such impending change. In part in response to requirements of environmental regulatory agencies, the Company incurred capital expenditures of approximately $200,000 in 2000 and $200,000 in 1999 on environmental compliance and is planning to incur approximately $250,000 in 2001 excluding major capital projects. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition."

        In the judgment of management, forecastable expenditure requirements for future environmental compliance are not of such dimension as to have a materially adverse effect on the Company's financial condition, results of operation, cash flows, or competitive position.

        The Company's recurring costs associated with managing and disposing of potentially hazardous substances (such as fuels and lubricants used in operations) and maintaining pollution control equipment amounted to approximately $250,000 in 2000 and $165,000 in 1999. The Company has not been named as a potentially responsible party in any superfund cleanup site.


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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        The Company did not submit any matters to a vote of security holders during the fourth quarter 2000.


                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

        The Company's Common Stock is quoted on the Nasdaq National Market(R) under the symbol "USLM." As of March 16, 2001, the Company had 569 stockholders of record.

        As of March 16, 2001, the Company had 500,000 shares of $5.00 par value preferred stock authorized; however, none had been issued.

        The high and low sales prices for the Company's Common Stock for the periods indicated, as well as dividends declared, were:

                                 2000                                  1999
                  ----------------------------------     --------------------------------
                       MARKET PRICE      DIVIDENDS          MARKET PRICE      DIVIDENDS
                  ---------------------                  -------------------
                      LOW       HIGH      DECLARED          LOW      HIGH      DECLARED
                  ----------------------------------     --------- --------- ------------
First Quarter      $6 1/4    $8 1/2       $ 0.025         $6 1/4     $8 1/32     $ 0.025
Second Quarter     $7        $8 1/2       $ 0.025         $6 1/2     $11         $ 0.025
Third Quarter      $6 1/4    $8 1/2       $ 0.025         $5 5/8     $8          $ 0.025
Fourth Quarter     $4 1/4    $6 3/4       $ 0.025         $6         $8          $ 0.025

ITEM 6. SELECTED FINANCIAL DATA.

                                       (dollars in thousands, except per share amounts)

                                                       YEARS ENDED DECEMBER 31,
                                             ----------------------------------------------
                                              2000      1999     1998     1997      1996
                                             -------- --------- -------- --------  --------
Operating results
    Revenues                                 $ 32,456    31,537   28,769   32,404    40,159
                                             ======== ========= ======== ========  ========
    Net income (loss)                        $  (291)     2,533    2,929    3,096 a   2,602
                                             ======== ========= ======== ========  ========

Income (loss) per share of common stock
    Basic earnings                           $ (0.07)      0.64     0.74     0.79      0.67
                                             ======== ========= ======== ========  ========
    Diluted earnings                         $ (0.07)      0.64     0.74     0.78      0.66
                                             ======== ========= ======== ========  ========


                                                      AS OF DECEMBER 31,
                                         ----------------------------------------------
                                          2000      1999     1998     1997      1996
                                         -------- --------- -------- --------  --------
 Total assets                           $94,058    77,688   51,090   33,520    31,319
 Long-term debt,
     excluding current installments     $44,167    42,500   16,196    2,167     3,238

 Stockholders' equity per
     outstanding share                  $  7.06      7.23     6.70     6.11      5.40
 Cash dividends per share               $  0.10      0.10     0.10     0.10      0.10
 Employees at year end                      212       205      200      201       318

------------------------------
        a. Includes a loss on sale of Corson Lime Company assets of $405, net of related tax benefit ($506 gross), and the recognition of $2,300 in previously reserved deferred tax assets.



See "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


RESULTS OF OPERATIONS.

        The following table sets forth selected financial information of the Company expressed as a percentage of revenues for the periods indicated:

                                                      YEARS ENDED DECEMBER 31,
                                                 -----------------------------------
                                                   2000         1999        1998
                                                 ---------    ---------   ----------

Revenues                                            100%         100%         100%

Cost of revenues
    Labor and other operating expenses              (66)         (58)         (66)
    Depreciation, depletion and amortization        (15)         (14)         (10)
                                                 ---------    ---------   ----------
        GROSS PROFIT                                 19           28           24

Selling, general and administrative expenses        (12)         (11)         (12)
                                                 ---------    ---------   ----------
        OPERATING PROFIT                              7           17           12

Other (expenses) income:
    Interest expense                                (10)          (8)           -
    Other, net                                        2            2            1

Federal and state income tax (expense) benefit        -           (3)          (3)
                                                 ---------    ---------   ----------


        NET INCOME (LOSS)                            (1%)          8%          10%
                                                 =========    =========   ==========


                                  2000 VS. 1999

Revenues increased to $32,456,000 in 2000 from $31,537,000 in 1999, an increase of $919,000, or 2.9%. This increase was a result of a 1.1% increase in sales volume and a 1.8% increase in sales price. The increased sales were predominately the result of the strong demand in Texas, partially offset by the reduced sales at Arkansas as a result of the delays in the completion of the Phase I project.

The Company's gross profit was $6,177,000 for 2000 compared to $8,815,000 for 1999, a 29.9%, or $2,638,000 decrease. As a percentage of revenues, gross profit margin decreased to 19.0% in 2000 from 28.0% in 1999. The delay in the completion of the new kiln for the Arkansas plant resulted in lost production opportunity costs, as well as lost sales for the second half of the year. In addition, the Company's operating results were adversely affected by a number of other factors, including rapidly increasing fuel costs, particularly natural gas, lower sales of pulverized limestone used in roofing products, and unprecedented flooding at the Texas Lime Company facility in June. The high cost of natural gas negatively impacted the results of Arkansas Lime Company, increasing operating costs because the old vertical kilns, now retired, could only burn gas. The June flooding in Texas caused a significant loss of production and the depletion of finished goods inventories, and led to increased costs through purchasing lime from outside sources to fulfill customer commitments.

Selling, general and administrative ("SGA") expenses increased by $454,000 to $3,936,000 in 2000 from $3,482,000 in 1999, or 13.0%. As a percentage of revenues, SGA expenses increased to 12.1% in 2000 from 11.0% in 1999. The increase in SGA expenses was mainly caused by the increased efforts of sales personnel at Arkansas Lime, the effect of Colorado Lime for a whole year in 2000 compared to just a half year in 1999, and increased costs related to shipping charges.

Interest expense increased to $3,174,000 in 2000 from $2,561,000 in 1999. The increase was a result of the Company's increased amount of debt. Interest capitalized for the modernization and expansion project at Arkansas was $1,600,000 in 2000 and $167,000 in 1999.


The Company's net loss for 2000 was $291,000 ($0.07 per share) compared to 1999 net income of $2,533,000 ($0.64 per share). In addition to the several factors listed above, the one-time write off of approximately $100,000 for the old vertical kilns at our Arkansas plant also negatively impacted the results for 2000.


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

        SGA expenses decreased slightly to $3,482,000 in 1999 from $3,489,000 in 1998. As a percentage of revenues, SGA expenses decreased to 11.0% in 1999 from 12.1% in 1998.

        Interest expense increased to $2,561,000 in 1999 from $26,000 in 1998. This resulted from the Company's increased amount of debt. In addition, $962,000 of interest costs associated with the modernization and expansion project at the Texas facility were capitalized in 1998, while only $167,000 of interest costs associated with the modernization and expansion project at the Arkansas facility were capitalized in 1999.

        The Company's net income for 1999 decreased $396,000, or 13.5%, to $2,533,000 ($0.64 per share) in 1999 from $2,929,000 ($0.74 per share) in 1998.
Although operating profit in 1999 increased by $1,761,000, or 49.3%, net income was negatively impacted by the increase in interest expense in 1999 as compared to 1998.

FINANCIAL CONDITION.

        LIQUIDITY AND CAPITAL RESOURCES. In 2000, cash flow from operations was $9,769,000, an increase of $7,561,000, or 342.4%, from 1999. The increase was principally related to increases in accounts payable. The large increase in accounts payable relates substantially to amounts due contractors for the Arkansas modernization and expansion project. As of December 31, 2000, the Company had liabilities for open equipment and construction orders totaling approximately $5,500,000, primarily related to the Arkansas project. This amount is payable in the first half of 2001.

        At December 31, 2000, the Company had cash or cash equivalents totaling $5,072,000, compared with $18,021,000 at the end of 1999. The decreased balance is due to the monies spent on the modernization and expansion project at Arkansas Lime Company.

        CAPITAL EXPENDITURES. The Company completed the modernization and expansion project at the Texas facility at the end of 1998 and, in November 1999, commenced a similar project for the Arkansas facility. The Company expects to spend approximately $3,000,000 to $4,000,000 per year over the next several years for normal recurring capital and re-equipping projects at the plant facilities to maintain or improve efficiency and reduce costs.

        During the fourth quarter 2000, the Company commissioned a new line for the production of pulverized limestone at Texas Lime Company. This investment will allow the Company to pursue new business opportunities and better serve existing customers. The lack of capacity and reliability of a single production line was a limiting factor on sales to several large customers requiring "around-the-clock" availability. The new line has already resulted in new customers for the first quarter of 2001. During the first quarter of 2001, certain minor additions are being made to this operation to enhance its ability to produce consistently in extreme weather conditions. The cost of the new pulverized limestone production line was approximately $2,300,000.

        The Arkansas modernization and expansion project commenced with ground breaking in November 1999 and is expected to be completed in two phases: Phase I involved the redevelopment of the quarry plant, rebuilding of the railroad to standard U.S. gauge, and installation of a rotary kiln with a preheater, along with increased product storage and loading capacity. The kiln in Phase I produced its first lime on October 22, 2000, which is of excellent quality and has been well received by customers. Currently, the lime is being tested by a number of new customers that the Company previously could not serve because of the quality of the lime produced with the old vertical kilns which have been retired. There is, however, some additional work to be done on Phase I to make the plant fully operational and efficient. The Company expects this additional work will be completed in the first quarter of 2001.

        The Company estimates that Phase I of the Arkansas project will cost approximately $34,000,000, approximately $4,000,000 over the last estimate. The current estimate of $34,000,000 includes approximately $1,800,000 of costs associated with the pre-building of certain facilities for Phase II of the Arkansas project and the purchase of, but not all of the improvements to, the terminal in Shreveport, Louisiana. This estimate is subject to final completion of some of the material handling infrastructure in Phase I, as well as satisfactory resolution of various outstanding matters with vendors and contractors.

        Phase II of the Arkansas project would further expand the plant capacity through the installation of a second kiln with additional storage capacity and would include the establishment of an out of state terminal in Shreveport, Louisiana for the distribution of the Company's products. The Company had intended to complete the terminal as part of Phase I, but determined to complete it as part of Phase II because of Phase I cost overruns and the Company's belief that, at this time, its current distribution channels are adequate.

        Arkansas Phase II is estimated to cost approximately $12,000,000, not including the $1,800,000 spent as part of Phase I. The Company had planned to commence Phase II after the second quarter of 2000 and had arranged for a $7,000,000 term loan to fund part of the cost of Phase II. However, due to lower than expected cash flow and operating profits generated by the Company in 2000, as well as the increased costs of both Arkansas Phase I and the second pulverized limestone line at Texas Lime, the Company has determined to defer the construction of Phase II and also has determined not to finalize the $7,000,000 term loan at this time. The Company still plans to proceed with Phase II and will continue to review the optimum time to start the project based on its future operating results, market demand, and the Company's ability to secure competitive construction bids and financing.

        Capital expenditures for 2000 totaled $33,730,000, compared to $10,860,000 in 1999. Of the 2000 expenditures, which includes capitalized interest, approximately $27,700,000 related to the modernization and expansion project at the Arkansas facility, while $5,700,000 of the 1999 expenditures was related to the project. The Company is not contractually committed to any planned capital expenditures until actual orders are placed for equipment or services.

        BANKING FACILITIES AND OTHER DEBT. On April 22, 1999, the Company entered into a new credit agreement with a consortium of commercial banks for a $50,000,000 Senior Secured Term Loan (the "Loan"). The interest rate on the first $30,000,000 of the Loan is 8.875%. The subsequent installments bear interest from the date they were funded at 3.52% above the secondary market yield of the United States Treasury obligation maturing May 15, 2005. The blended rate for the additional $20,000,000 is 9.65%. The Loan is repayable over a period of approximately 8 years, maturing on March 30, 2007, and requires monthly principal payments of $277,777.78 which began April 30, 2000, with a final principal payment of $26,944,444.26 on March 30, 2007, which equates to a 15-year amortization.

        Upon execution of the Loan agreement, the first $30,000,000 was advanced, of which approximately $20,000,000 was used to retire all existing bank loans, with the balance used primarily for Phase I of the Arkansas modernization and expansion project. Under the terms of the Loan agreement, the remaining $20,000,000 of the Loan facility was drawn down in four equal quarterly installments beginning June 30, 1999, and ending March 30, 2000.

        As of April 21, 2000, the Company renewed its $4,000,000 revolving credit facility. The $4,000,000 facility matures on May 31, 2001 and bears interest at LIBOR plus 1.40%, which rate will increase to a maximum of 3.55% in accordance with a defined rate spread based upon the Company's then-current ratio of total funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA). At December 31, 2000, the Company had fully drawn down all available funds under the facility and the average interest rate was 9.42%.

        The Loan is secured by a first lien on substantially all of the Company's assets, with the exception of accounts receivable and inventories which secure the $4,000,000 revolving credit facility. The Loan agreement contains covenants that restrict the incurrence of debt, guaranties and liens, and places certain restrictions on the payment of dividends and the sale of significant assets. The Company is also required to meet minimum debt service coverage ratios on an on-going basis and maintain a minimum level of tangible net worth.

         On December 27, 2000, the Company obtained a $5,000,000 bridge loan ("Bridge Loan") under normal commercial terms from Inberdon Enterprise, Ltd. ("Inberdon"), its majority shareholder. Inberdon owned approximately 51% of the outstanding stock of the Company at the time the Bridge Loan was made. The Bridge Loan was unsecured, carried interest at 9.75%, and matured on March 27, 2001. The Company repaid the Bridge Loan with the proceeds of its rights offering which was completed during the second week of February, 2001. (See Note 9 of Notes to Consolidated Financial Statements).

        As of December 31, 2000, the Company had $56,325,000 in total debt outstanding, consisting of $51,325,000 of bank debt and $5,000,000 due to Inberdon.

         LIQUIDITY. During the fourth quarter of 2000, the Company required additional capital because the costs to complete both the Arkansas Phase I project and the new pulverized limestone production line at Texas were significantly higher than originally anticipated and because the Company's cash flow and operating profits were lower than expected. To meet its short-term liquidity demands, the Company determined to make a pro rata rights offering to its existing shareholders to raise $10,000,000 in additional equity capital. The Company also obtained the $5,000,000 Bridge Loan from Inberdon.

        The Company commenced the rights offering on December 26, 2000, and it closed on February 8, 2001. In the rights offering, the Company raised an additional $10,000,000 in equity capital and issued 1,818,181 shares of Common Stock at the subscription price of $5.50 per share. The Company was able to honor in full all over-subscription requests from its shareholders. The Company's majority shareholder, Inberdon, subscribed for its full pro rata amount and also purchased, at the $5.50 per share subscription price, 461,005 additional shares not purchased by other shareholders in the rights offering, for a total investment of approximately $7,630,000. As a result of the rights offering, Inberdon now owns approximately 59% of the Company's outstanding Common Stock.

        The proceeds of the rights offering were used to repay the $5,000,000 Bridge Loan from Inberdon, to repay the $4,000,000 revolving credit facility, and for working capital. Accordingly, the Company has fully utilized the proceeds of the rights offering. As a result of repaying the $4,000,000 facility, however, the Company continues to have access to the funds available under the facility. The Company believes that it can meet immediate liquidity demands and pay for the necessary work on Phase I of the Arkansas project with funds generated from operations and available under its revolving credit facility. The revolving credit facility expires on May 31, 2001; however, the Company plans to renew the facility prior to its expiration.

        ENVIRONMENTAL MATTERS. The Company's operations are subject to various environmental laws and regulations. In part in response to requirements of environmental regulatory agencies, the Company incurred capital expenditures of approximately $200,000 in 2000 and $200,000 in 1999. In the judgment of management, forecastable environmental expenditure requirements for the future are not of such dimension as to have a materially adverse effect on the Company's financial condition, results of operations, cash flows, or competitive position. See "Business--Environmental Matters."

        FORWARD-LOOKING STATEMENTS. Any statements contained in this Report that are not statements of historical fact are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements in this Report, including without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions, and adequacy of resources, are identified by such words as "will," "could," "should," "believe," "expect," "intend," "plan," "schedule," "estimate," and "project." The Company undertakes no obligation to publicly update or revise any forward-looking statements. The Company cautions that forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from expectations, including without limitation the following: (i) the Company's plans, strategies, objectives, expectations, and intentions are subject to change at any time in the Company's discretion; (ii) the Company's plans and results of operations will be affected by its ability to manage its growth and modernization; (iii) the Company's ability to meet short-term and long-term liquidity demands; (iv) inclement weather conditions; (v) increased fuel costs; (vi) unanticipated delays or additional cost overruns in completing current construction projects and (vi) other risks and uncertainties set forth below or indicated from time to time in the Company's filings with the Securities and Exchange Commission.

ADDITIONAL FACTORS.

        SHORT-TERM LIQUIDITY DEMANDS. The Company made the rights offering to raise funds to meet immediate liquidity demands. These funds were needed to repay short-term indebtedness, including the $5,000,000 Bridge Loan from Inberdon and the $4,000,000 revolving credit facility, which was fully drawn down at the end of 2000. Funds now available under the revolving credit facility and generated from operations should allow the Company to meet immediate liquidity demands and to pay for the necessary work on Phase I of the Arkansas project. However, until the Company begins to generate improved cash flow from operations, it may have to obtain additional financing, and there is no assurance the Company will be able to do so given the current levels of indebtedness.

        For the first half of 2001, the Company expects that it will need approximately $10,000,000 to fund necessary repayments of principal and interest on its $50,000,000 Loan, payments due for open equipment and construction orders, necessary capital expenditures for completion of the Phase I project, normal recurring capital and re-equipping projects and normal working capital needs. The Company expects that cash from operations and funds available under its $4,000,000 revolving credit facility will permit the Company to meet these short-term demands.

        The Company expects that it will begin to realize the benefits of its capital improvement projects through increased revenues and operating profit during the first half of 2001; however, there is no guarantee that these benefits will be realized when and as expected. If the Company is unable to realize the benefits of its investments, the Company expects it will need additional sources of funding to meet liquidity demands. In that case, if the Company is unable to obtain additional financing at acceptable terms, the Company may be required to explore other alternatives to maximize shareholder value. If the Company incurs additional indebtedness, its debt levels and resulting repayment obligations will increase, which may have an adverse impact on the Company's financial condition, results of operations, cash flows, and competitive position.

        EFFECTS OF LEVERAGE AND RESTRICTIONS IMPOSED BY TERMS OF THE COMPANY'S INDEBTEDNESS. Following the closing of the Company's $50,000,000 Loan, the Company is significantly more leveraged than it has been in the recent past. As of December 31, 2000, the Company's total consolidated indebtedness and total stockholders' equity were $56,325,000 and $28,100,000, respectively, and total indebtedness represented 66.7% of total capitalization.

        Following the closing of the recent $10,000,000 rights offering, the Company's debt ratio has improved. However, even with the improved debt ratio as a result of the offering, a substantial portion of the Company's cash flow from operations will be dedicated to the payment of principal and interest on indebtedness. The Company's ability to service its debt and to comply with the financial and restrictive covenants contained in the Loan is subject to financial, economic, competitive and other factors. Many of these factors are beyond the Company's control. In particular, the Company's ability to service its indebtedness will depend upon its ability to generate higher levels of revenues and cash flow as a result of the modernization and expansion of the Texas and Arkansas plants.

        FACTORS THAT COULD AFFECT OPERATIONS. In the normal course of the Company's business, it faces risks that could have a material adverse effect on its financial position, results of operations, cash flows, and competitive position. Not all risks are foreseeable or within the Company's ability to control. These risks arise from factors including, but not limited to, fluctuating demand for lime and limestone products, the Company's ability to produce and store quantities of lime and limestone products sufficient to meet customer demands, the success of the Company's modernization and expansion strategies, including its ability to execute the strategies and complete projects on time and within budget, the Company's access to capital, energy costs, inclement weather and the effects of seasonal trends.

        The ability of the Company to service its debt and to comply with the financial and restrictive covenants contained in its Loan agreement will depend upon its future performance and business growth, including the Company's ability to recapture the Arkansas Lime market, which, in turn, is subject to financial, economic, competitive, and other factors, many of which are beyond the Company's control.

        COMPLIANCE WITH ENVIRONMENTAL LAWS AND REGULATIONS. The Company's operations are subject to various federal, state, and local environmental laws and regulations, including the Clear Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, and the Comprehensive Environmental Response,

Compensation, and Liability Act, as well as the Toxic Substances Control Act. The rate of change of such legislation has been rapid over the last decade, and compliance can require significant expenditures. While the Company cannot be certain it will always be able to comply with changing requirements without a material impact on its business, the Company is not aware of any such impending change with which it cannot comply.

        In September 1999, the Company received an Operating Air Permit for Phase I of the modernization and expansion project for the Arkansas facility. In June 2000, the Company received a second Operating Air Permit for Arkansas Phase
II. These permits cover air emissions generated at the facility and contain stringent criteria that the new rotary lime kilns and plant must meet. Until both kilns are fully operational and have demonstrated the ability to comply with the permit conditions, there can be no assurance that additional capital will not be required, or operating conditions imposed, in order to achieve compliance.

        COMPLETION OF PHASE II OF THE ARKANSAS PROJECT. The Company still plans to proceed with Phase II of the Arkansas project. However, due to the Company's lower than expected cash flow and operating profits generated in 2000, as well as the increased costs of both Arkansas Phase I and the second pulverized limestone facility at Texas Lime, the Company has determined to defer the construction of Arkansas Phase II at this time. The Company still intends to proceed with the project and will continue to review the optimum start-up time based on operating results, market demand, and the ability to secure competitive construction bids and financing. The future construction of Arkansas Phase II could also have a material adverse effect on the Company due to the impact of start-up costs and the potential for under-utilization, especially in the start-up phase. No assurance can be given that the Phase II expansion of the Arkansas facility will be completed on time or within budget, and it may be abandoned due to these or other issues. Further, notwithstanding current demand for lime and limestone products, the Company cannot guarantee that it will be able to sell its products, or reestablish accounts with those customers that previously purchased products from Arkansas Lime, once increased production has commenced, or that any such sales will be profitable. The Company may decide to incur additional debt or issue additional equity securities to pay for construction or other expansion costs, which could have a further dilutive effect on the ownership interests of current shareholders.

        COMPETITION. The lime industry is highly regionalized and competitive. The Company's competitors include both public and private companies. The primary competitive factors in the lime industry are quality, price, and proximity to the customer, personal relationships, and timeliness of deliveries, with varying emphasis on these factors depending upon the specific product application. To the extent that one or more of the Company's competitors becomes more successful with respect to any key competitive factor, the Company's business could be materially adversely affected. Although demand for lime has been relatively strong in recent years, the Company is unable to predict future demand and prices, and cannot provide any assurance that current levels of demand and pricing will continue or that any future increases in price or demand can be sustained.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.


                                      NONE


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


        INDEX TO CONSOLIDATED FINANCIAL STATEMENTS.
        -------------------------------------------

        Report of Independent Auditors                                          F-1

        Consolidated Financial Statements:

               Consolidated Balance Sheets as of December 31, 2000 and 1999     F-2

               Consolidated Statements of Operations for the Years Ended
                      December 31, 2000, 1999, and 1998                         F-3

               Consolidated Statements of Stockholders' Equity for
                      the Years Ended December 31, 2000, 1999, and 1998         F-4

               Consolidated Statements of Cash Flows for the Years
                      Ended December 31, 2000, 1999, and 1998                   F-5

               Notes to Consolidated Financial Statements                       F-6

                         REPORT OF INDEPENDENT AUDITORS



The Board of Directors and Stockholders
United States Lime & Minerals, Inc.


We have audited the consolidated balance sheets of United States Lime & Minerals, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of United States Lime & Minerals, Inc. and subsidiaries as of December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.



                                                          /s/ ERNST & YOUNG LLP

                                                          ERNST & YOUNG LLP





Dallas, Texas
January 31, 2001, except for Note 9
as to which the date is February 8, 2001


                                      -F1-

                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)


                                                         DECEMBER 31,
                                                   -------------------------
ASSETS                                                2000          1999
                                                   -----------   -----------
Current assets:
    Cash and cash equivalents                    $   5,072        18,021
    Trade receivables, net                           4,101         4,166
    Inventories                                      4,232         4,266
    Prepaid expenses and other assets                  263           163
                                                   -----------   -----------
        Total current assets                        13,668        26,616

Property, plant and equipment, at cost:
    Land                                             3,366         3,366
    Building and building improvements               2,042         1,940
    Machinery and equipment                        106,961        75,705
    Furniture and fixtures                           1,213           949
    Automotive equipment                               473           551
                                                   -----------   -----------
                                                   114,055        82,511
    Less accumulated depreciation                  (38,388)      (35,381)
                                                   -----------   -----------
        Property, plant and equipment, net          75,667        47,130

Deferred tax asset, net                              2,453         2,136
Other assets, net                                    2,270         1,806
                                                   -----------   -----------

        TOTAL ASSETS                              $ 94,058        77,688
                                                   ===========   ===========


Current liabilities:
    Current installments of debt                  $ 12,158         2,500
    Accounts payable - trade                         8,426         1,953
    Accrued expenses                                   929         1,580
                                                   -----------   -----------
           Total current liabilities                21,513         6,033
Debt, excluding current installments                44,167        42,500
Other liabilities                                      272           358
                                                   -----------   -----------
        TOTAL LIABILITIES                           65,952        48,891
Commitments and contingencies                            -             -
Stockholders' equity:
    Preferred stock, $5.00 par value;
        authorized 500,000 shares; none issued           -             -
    Common stock, $0.10 par value; authorized
        15,000,000 shares; issued 5,294,065
        shares                                         529           529
    Additional paid-in capital                      14,819        14,819
    Retained earnings                               26,685        27,376
    Less treasury stock at cost; 1,312,401
    shares
        shares of common stock                     (13,927)      (13,927)
                                                   -----------   -----------
           Total stockholders' equity               28,106        28,797
                                                   -----------   -----------
        TOTAL LIABILITIES AND STOCKHOLDERS'
        EQUITY                                    $ 94,058        77,688
                                                   ===========   ===========

           See accompanying notes to consolidated financial statements


                                      -F2-

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (dollars in thousands, except per share amounts)


                                                     YEARS ENDED DECEMBER 31,
                                               -------------------------------------
                                                  2000         1999        1998
                                               -----------  ----------- ------------

Revenues                                      $ 32,456       31,537       28,769

Cost of revenues:
    Labor and other operating expenses          21,408       18,295       18,920
    Depreciation, depletion and
    amortization                                 4,871        4,427        2,788
                                               -----------  ----------- ------------
                                                26,279       22,722       21,708
                                               -----------  ----------- ------------

        GROSS PROFIT                             6,177        8,815        7,061

Selling, general and administrative
expenses                                         3,936        3,482        3,489
                                               -----------  ----------- ------------

        OPERATING PROFIT                         2,241        5,333        3,572

Other expenses (income):
    Interest expense                             3,174        2,561           26
    Other, net                                    (557)        (605)        (308)
                                               -----------  ----------- ------------
                                                 2,617         1,956        (282)
                                               -----------  ----------- ------------

        INCOME (LOSS) BEFORE TAXES               (376)         3,377       3,854
Income tax expense (benefit), net                 (85)           844         925
                                               -----------  ----------- ------------

        NET INCOME (LOSS)                     $  (291)         2,533       2,929
                                               ===========  =========== ============

INCOME (LOSS) PER SHARE OF COMMON
STOCK:
    Basic earnings (loss) per common
    share                                     $ (0.07)         0.64         0.74
                                               ===========  =========== ============
    Diluted earnings (loss) per common
    share                                     $ (0.07)         0.64         0.74
                                               ===========  =========== ============

           See accompanying notes to consolidated financial statements


                                      -F3-

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (dollars in thousands)

                     YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998



                                   Common Stock         Additional     Retained  Accumulated  Comprehensive   Treasury      Total
                               ----------------------    Paid-In       Earnings     Other        Income        Stock
                                 Shares       Amount     Capital                Comprehensive
                               Outstanding                                          Income
                               ----------------------- ------------ ----------- ------------- -------------- ----------- -----------

BALANCES AT DECEMBER 31, 1997   3,951,853         529      15,135       22,710           19                   (14,243)      24,150
  Stock options exercised          25,336          --        (269)          --           --           --          269           --
  Common stock dividends               --          --          --         (396)          --           --           --         (396)

  Adjustments to reflect
  Minimum pension liability            --          --          --           --          (19)         (19)          --          (19)
 Net income                            --          --          --        2,929           --        2,929           --        2,929
                                                                                                 -------
  Comprehensive income                 --          --          --           --           --        2,910           --           --
                                ---------------------     -------     --------    ---------      -------      -------       ------
BALANCES AT DECEMBER 31, 1998   3,977,189         529      14,866       25,243           --           --      (13,974)      26,664
 Stock options exercised            4,475          --         (47)          --           --           --           47           --
 Common stock dividends                --          --          --         (400)          --           --           --         (400)
 Net income                            --          --          --        2,533           --        2,533           --        2,533
                                                                                                 -------
  Comprehensive income                 --          --          --           --           --        2,533           --           --
                                ---------------------     -------     --------    ---------      -------      -------       ------
BALANCES AT DECEMBER 31, 1999   3,981,664         529      14,819       27,376           --           --      (13,927)      28,797

 Stock options exercised               --          --          --           --           --           --           --           --
 Common stock dividends                --          --          --         (400)          --           --           --         (400)
 Net income (loss)                     --          --          --         (291)          --         (291)          --         (291)
                                                                                                 -------
  Comprehensive income
  (loss)                               --          --          --           --           --         (291)          --           --
                                ---------------------     -------     --------    ---------      -------      -------       ------
BALANCES AT DECEMBER 31, 2000   3,981,664         529      14,819       26,685           --           --      (13,927)      28,106
                                =====================     =======     ========    =========      =======      =======       ======

           See accompanying notes to consolidated financial statements


                                      -F4-

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)


                                                         YEARS ENDED DECEMBER 31,
                                                   -------------------------------------
                                                      2000         1999         1998
                                                   -----------  -----------  -----------
OPERATING ACTIVITIES:
Net income (loss)                                 $   (291)       2,533        2,929
    Adjustments to reconcile net income (loss)
    to net cash provided by operations:
        Depreciation, depletion and amortization     5,030        4,600        2,925
        Amortization of financing costs                290          145            -
        Deferred income taxes (benefit)               (317)         329           72
        Loss (gain) on sale of assets                   76          (18)         124
        Changes in assets and liabilities:
        (Increase) / decrease in trade
        receivables                                     65         (806)         264
        (Increase) / decrease in inventories            34       (1,112)        (153)
        (Increase) / decrease in prepaid
           expenses                                   (390)         (24)         (28)
        (Increase) / decrease in other assets         (464)      (1,743)        (154)
        Increase / (decrease) in accounts
        payable and accrued expenses                 5,822       (1,801)        (697)
        Increase / (decrease) in other
           liabilities                                 (86)         105          152
                                                   -----------  -----------  -----------

        Total adjustments                           10,060         (325)       2,505
                                                   -----------  -----------  -----------
        Net cash provided by operations           $  9,769        2,208        5,434

INVESTING ACTIVITIES:
    Purchase of property, plant and equipment     $(33,730)     (10,860)     (22,790)
    Proceeds from sale of property, plant and
      equipment                                         87          224           71
                                                   -----------  -----------  -----------
        Net cash used in investing activities     $(33,643)     (10,636)     (22,719)

FINANCING ACTIVITIES:
    Payment of common stock dividends                 (400)        (400)        (396)
    Proceeds from borrowings                        13,825       47,000       16,357
    Repayments of debt                              (2,500)     (20,839)        (756)
    Repayment of pension fund liability                  -            -          (19)
                                                   -----------  -----------  -----------
        Net cash provided by  financing
          activities                              $ 10,925       25,761       15,186
                                                   -----------  -----------  -----------
        Net increase (decrease) in cash and
          cash equivalents                         (12,949)      17,333       (2,099)
    Cash and cash equivalents at beginning of
    period                                          18,021          688        2,787
                                                   -----------  -----------  -----------

    Cash and cash equivalents at end of period    $  5,072       18,021          688
                                                   ===========  ===========  ===========

           See accompanying notes to consolidated financial statements

                                      -F5-

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (dollars in thousands, except per share amounts)


                  YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998



(1)     Summary of Significant Accounting Policies

        (a)    Organization
               The Company is a manufacturer of lime and limestone products supplying primarily the agriculture, construction, municipal sanitation and water treatment, paper and steel industries. The Company is headquartered in Dallas, Texas and operates lime and limestone plants in Arkansas, Colorado and Texas through its wholly owned subsidiaries, Arkansas Lime Company, Colorado Lime Company and Texas Lime Company, respectively.

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

               Supplemental cash flow information is presented below:

                                                        2000       1999        1998
                                                      ---------- ----------  ----------
          Cash paid during the period for:
              Interest (net of amounts capitalized)  $ 4,774      3,544         900
                                                      ========== ==========  ==========
              Income taxes                           $   695        470         439
                                                      ========== ==========  ==========


        (e)    Trade Receivables
               Trade receivables are presented net of the related allowance for doubtful accounts, which totaled $104 and $93 at December 31, 2000 and 1999, respectively.


                                      -F6-

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (dollars in thousands, except per share amounts)


        (f)    Inventories
               Inventories are valued principally at the lower of cost, determined using the average cost method, or market. Costs include materials, labor, and production overhead.

               A summary of inventories is as follows:

                                                              DECEMBER 31,
                                                         ------------------------
                                                            2000         1999
                                                         -----------  -----------
               Lime and limestone inventories:
                   Raw materials                        $  1,465        1,499
                   Finished goods                            793          955
                                                         -----------  -----------
                                                           2,258        2,454
               Service parts inventories                   1,974        1,812
                                                         -----------  -----------
                                                        $  4,232        4,266
                                                         ===========  ===========

        (g)    Property, Plant and Equipment
               For major constructed assets, the capitalized cost includes the cash price paid by the Company for labor and materials plus interest and project management costs that are directly related to the constructed assets. Total interest costs of $1,600, $167 and $962 were capitalized for the years ended December 31, 2000, 1999, and 1998. Depreciation of property, plant and equipment is being provided for by the straight-line and declining-balance methods over estimated useful lives as follows:

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

                                      -F7-

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (dollars in thousands, except per share amounts)


        (h)    Other Assets
               Other assets consist of the following:

                                                          DECEMBER 31,
                                                     ------------------------
                                                        2000        1999
                                                     ----------- ------------
                      Deferred stripping costs      $    195            -
                      Deferred financing costs         2,054        1,781
                      Goodwill                            21           25
                                                     ----------- ------------
                                                    $  2,270        1,806
                                                     =========== ============


               Deferred stripping costs, all of which related to Arkansas Lime Company, will be amortized by the units-of-production method. Deferred financing costs are expensed over the shorter of the life of the debt or expected life of the loan using the straight-line method. Goodwill related to the purchase of Colorado Lime Company is being amortized by the straight-line method over 7 years.

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

                                      -F8-

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (dollars in thousands, except per share amounts)


(2)     Banking Facilities and other debt

        On April 22, 1999, the Company entered into a new credit agreement with a consortium of commercial banks for a $50,000 Senior Secured Term Loan (the "Loan"). The Loan is repayable over a period of approximately 8 years, maturing on March 30, 2007, and requires monthly principal payments of $278, which began April 30, 2000, with a final principal payment of $26,944 on March 30, 2007, which equates to a 15-year amortization. The Company paid a fee equivalent to 2-1/2% of the Loan value to the placement agent.

        Upon execution of the Loan agreement, the first $30,000 was advanced, of which approximately $20,000 was used to retire all existing bank loans, with the balance used primarily for the modernization and expansion of the Arkansas operations. Under the terms of the Loan agreement, the remaining $20,000 of the Loan facility was drawn down in four equal quarterly installments beginning June 30, 1999, and ending March 30, 2000.

        The interest rate on the first $30,000 of the Loan is 8.875%. The subsequent installments bear interest from the date they were funded at 3.52% above the secondary market yield of the United States Treasury obligation maturing May 15, 2005. The blended rate for the additional $20,000 is 9.65%.

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

        As of April 21, 2000, the Company renewed its $4,000 revolving credit facility. The agreement matures on May 31, 2001. The revolving credit facility bears interest at LIBOR plus 1.40%, which rate will increase to a maximum of 3.55% in accordance with a defined rate spread based upon the Company's then-current ratio of total funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA). At December 31, 2000, the Company had drawn down $3,825 on the revolving credit facility and the average interest rate was 9.42%.

        The Loan is secured by a first lien on substantially all of the Company's assets, with the exception of accounts receivable and inventories which secure the $4,000 revolving credit facility. The Loan agreement contains covenants that restrict the incurrence of debt, guaranties and liens, and places certain restrictions on the payment of dividends and the sale of significant assets. The Company is also required to meet minimum debt service coverage ratios on an on-going basis and maintain a minimum level of tangible net worth.

        On December 27, 2000, the Company obtained a $5,000 bridge loan ("Bridge Loan") under normal commercial terms from Inberdon Enterprise, Ltd. ("Inberdon"), evidenced by a subordinated promissory note. Inberdon owned approximately 51% of the outstanding stock of the Company at the time. The bridge loan was unsecured, bore interest at 9.75% and had to be repaid by March 27, 2001. The bridge loan was repaid with a portion of the proceeds of the Company's rights offering that closed on February 8, 2001. See Note 9.

        As of December 31, 2000, the Company had approximately $56,325 in total debt outstanding, consisting of $51,325 of bank debt and $5,000 due to Inberdon.


                                      -F9-

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (dollars in thousands, except per share amounts)


        A summary of debt is as follows:

                                                                  DECEMBER 31,
                                                             ------------------------
                                                                2000         1999
                                                             -----------  -----------
               Term loan                                    $ 47,500       45,000
               Revolving credit facility                       3,825            -
               Subordinated promissory note                    5,000            -
                                                             -----------  -----------
                   Subtotal                                   56,325       45,000

               Less current installments                      12,158        2,500
                                                             -----------  -----------

               Debt, excluding current installments         $ 44,167       42,500
                                                             ===========  ===========


        Amounts payable on the long-term debt outstanding as of December 31, 2000 to be paid in 2001 and thereafter are: 2001 = $3,333; 2002 = $3,333; 2003 = $3,334; 2004 = $3,333; 2005 = $3,333; 2006 = $3,334; 2007
        = $24,167.

        The carrying amount of the Company's long-term debt approximates its fair value.


(3)     Income Taxes

        Income tax expense (benefit), net for the years ended December 31, 2000, 1999, and 1998 was as follows:

                                                      2000        1999         1998
                                                   ----------- ------------ ------------
               Current income tax expense           $  232          920          853
               Deferred income tax expense
               (benefit)                              (317)        (76)           72
                                                   ----------- ------------ ------------

               Income tax expense (benefit), net    $  (85)         844          925
                                                   =========== ============ ============

        A reconciliation of income taxes computed at the federal statutory rate to income tax expense (benefit), net for the years ended December 31, 2000, 1999, and 1998 is as follows:

                                         2000                   1999                     1998
                                ---------------------- ----------------------- ------------------------
                                             Percent                 Percent                 Percent
                                            of pretax               of pretax               of pretax
                                 Amount      income      Amount      income      Amount      income
                                ----------  ----------  ----------  ----------  ----------  ----------
Income taxes (benefit)
   computed at the federal
   statutory rate               $ (128)       (34.0%)       1,148        34.0%      1,310        34.0%
Increase (reductions) in
   taxes resulting from:
    Statutory depletion in
      excess of cost depletion    (203)       (54.0)         (366)      (10.8)       (439)      (11.0)
    State income taxes, net of
      federal income tax
     benefit                       255          67.8           93         2.8          39         1.0
    Other                           (9)        (2.4)         (30)        (1.0)         15           -
                                ----------  ----------  ----------  ----------  ----------  ----------

Income tax expense (benefit),
   net                          $  (85)      (22.6%)          845        25.0%         925       24.0%
                                ==========  ==========  ==========  ==========  ==========  ==========


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

        As a result of the sale of the Corson Lime Company assets in 1997, the Company reviewed the deferred tax assets and concluded that the uncertainties as to their realization had been favorably resolved, in that the net operating loss carryforwards and the general business credit carryforwards were expected to be fully utilized. The Company's future taxable income, enhanced by the sale of the Corson assets, indicated future utilization of the alternative minimum tax credit carryforwards in the future. The post-Corson sale assessment as to the ultimate realization of the deferred tax assets indicated that it was more likely than not that the deferred tax assets would be realized.

        As a result, the Company reduced the deferred tax assets' valuation allowance in the second quarter of 1997 by $2,300, recording the deferred tax assets and recognizing that amount in federal and state income tax expense (benefit), net.

        At December 31, 2000, the Company had deferred tax liabilities of $1,127 and deferred tax assets of $3,580. The temporary differences related to the deferred tax liabilities are primarily comprised of depreciation of ($895). The principal temporary difference related to the deferred tax assets was the alternative minimum tax credit carryforward of $3,246.

        At December 31, 1999, the Company had deferred tax liabilities of $938 and deferred tax assets of $3,150. The principal temporary difference related to the deferred tax liabilities was depreciation of ($705). The principal temporary differences related to the deferred tax assets was the alternative minimum tax credit carryforward of $2,863.


                                     -F11-

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (dollars in thousands, except per share amounts)


        (4)    Employee Retirement Plans


        The Company has a contributory retirement (401(k)) savings plan for nonunion employees. The Company contributions to the plan were $57 during 2000, $51 during 1999, and $50 during 1998. The Company also has contributory retirement (401(k)) savings plans for union employees of Arkansas Lime Company and Texas Lime Company. The Company contributions to these plans were $28 in 2000, $21 in 1999, and $20 in 1998.

        In December 1986, the Company purchased 1,550,000 shares of its outstanding common stock, accounted for as treasury stock in the consolidated balance sheets, for $10.50 per share. Subsequent to that purchase, 300,000 shares, after stock split, were sold to the Employee Stock Ownership Plan ("ESOP") for $8.20 per share. The ESOP covered substantially all full-time nonunion employees and was designed to invest primarily in the Company's common stock. Effective July 31, 1999, the Company merged the ESOP into the 401(k) savings plan for nonunion employees. Contributions to the ESOP had been at the option of the Company, which did not make contributions during 2000, 1999, or 1998.


                                     -F12-

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (dollars in thousands, except per share amounts)


(5)     Stock Option Plan
        The Company has a stock option plan under which options for shares of common stock may be granted to key employees. The options expire ten years from the date of grant and generally become exercisable after the expiration of one year from the grant date. On April 30, 1999, shareholders approved an increase of 100,000 in the maximum number of shares available under the plan. As of December 31, 2000, the number of shares remaining available for future grant under the plan was 31,000.

        A summary of the Company's stock option activity and related information for the years ended December 31, 2000, 1999, and 1998 is as follows:

                                                 2000                 1999                   1998
                                           ------------------ ----------------------   --------------------
                                                     Weighted              Weighted               Weighted
                                                     Average               Average                Average
                                                     Exercise              Exercise               Exercise
                                            Options   Price    Options      Price       Options    Price
                                           --------- -------- ---------    ---------   --------- ----------
     Outstanding at beginning of year       189,000   $7.47    154,000      $  7.32     187,210     $  6.90
       Granted                                5,000    6.75     75,000         7.95      62,500        7.00
       Exercised                                  -       -    (40,000)(a)     7.78     (92,210)(a)    6.27
       Forfeited                                  -       -          -            -      (3,500)       7.00
                                           --------- -------- ---------    ---------   --------- ----------

     Outstanding at end of year             194,000    7.45    189,000         7.47     154,000        7.32
                                           ========= ======== =========    =========   ========= ==========

     Exercisable at end of year             189,000    7.61    114,000         7.15      95,000        6.90
                                           ========= ======== =========    =========   ========= ==========

     Weighted average fair value of
       options granted during the year                $1.69                 $  2.09                 $  1.84
                                                    ========               =========              ==========
     Weighted average remaining
       contractual life in years                       6.83                    7.83                    7.00
                                                    ========               =========              ==========

------------------------------
        (a) In connection with the exercise of stock options in 1999 and 1998, certain option holders exchanged shares, and treasury stock was used in part or total to satisfy the exercise of such options.





        The following table summarizes information about options outstanding at December 31, 2000:


        Exercise                 Weighted Average Remaining
          Price                   Contractual Life (Years)               Number of Shares
      --------------          ---------------------------------         -------------------
         $   4.75                           2.92                              20,000
         $   8.25                           4.88                              50,000
         $   7.00                           7.14                              44,000
         $   7.625                          8.64                              10,000
         $   8.00                           8.88                              65,000
         $   6.75                           9.13                               5,000
                              ---------------------------------         -------------------
                     Total:                 6.83                             194,000


                                     -F13-

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (dollars in thousands, except per share amounts)

        SFAS 123 requires the disclosure of pro forma net income and income per share of common stock information computed as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair-value-based method set forth in SFAS 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option valuation model, with the following weighted average assumptions for the 2000, 1999, and 1998 grants: a risk-free interest rate of 6.63% in 2000 and 6% in 1999 and 1998; a dividend yield of 2%; and a volatility factor of 0.31 in 2000 and 0.34 in 1999 and 1998. In addition, the fair value of these options was estimated based on an expected life of three years.

        The Black-Scholes options valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including expected stock price volatility.

        Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective assumptions can materially affect the fair value estimate, in management's opinion the existing models do not necessarily provide a reliable single measure of the fair value of the Company's employee stock options. In addition, because SFAS 123 is applicable only to options granted subsequent to December 31, 1994, the pro forma information does not reflect the pro forma effect of all previous stock option grants of the Company, and thus the pro forma information is not necessarily indicative of future amounts.


        For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the expected life of the options. The Company's pro forma information follows:

                                                          2000        1999        1998
                                                       ----------- ----------- -----------
               Pro forma net income (loss)             $  (468)       2,472       2,811

               Pro forma earnings (loss) per share:
                   Basic earnings (loss) per share     $ (0.12)        0.62        0.71
                   Diluted earnings (loss) per share   $ (0.12)        0.62        0.71

(6)     Commitments and Contingencies

        The Company leases some of the equipment used in its operations. Generally, the leases are for periods varying from one to five years and are renewable at the option of the Company. Total rent expense was $231 for 2000, $78 for 1998, and $185 for 1998. As of December 31, 2000,
        future minimum payments under noncancelable operating leases were $87 per year through 2008, and $44 for 2009.

        The Company is party to lawsuits and claims arising in the normal course of business, none of which, in the opinion of management, is expected to have a material adverse effect on the Company's financial condition, results of operation, or cash flows.

        The Company is not contractually committed to any planned capital expenditures until actual orders are placed for equipment or services. As of December 31, 2000, the Company had liabilities for open equipment and construction orders totaling approximately $5,500 related to the Arkansas modernization and expansion project.


                                     -F14-

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (dollars in thousands, except per share amounts)


(7)     Earnings (Loss) Per Share

        The following table sets forth the computation of basic and diluted earnings (loss) per share:

                                                                    DECEMBER 31,
                                                       ---------------------------------------
                                                           2000         1999         1998
                                                       ----------- ------------- -------------
Numerator:
   Net income (loss) for basic and diluted
    earnings per common share                         $     (291)        2,533        2,929
                                                       =========== ============= =============

Denominator:
   Denominator for basic earnings (loss) per
    common share - weighted-average shares              3,981,664    3,979,988    3,967,247

   Effect of dilutive securities on earnings (loss):
    Employee stock options                                      -        1,187        3,755
                                                       ----------- ------------- -------------

   Denominator for diluted earnings (loss)
   per common share - adjusted weighted-average shares
    and assumed exercises                               3,981,664    3,981,175    3,971,002
                                                       =========== ============= =============

Basic earnings (loss) per common share                $    (0.07)         0.64         0.74
                                                       =========== ============= =============

Diluted earnings (loss) per common share              $    (0.07)         0.64         0.74
                                                       =========== ============= =============


(8)     Summary of Quarterly Financial Data (unaudited)

                                                       2000
                             --------------------------------------------------------
                                MARCH 31,     JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                               ----------- ------------- -------------- -------------
Revenues                      $  7,686         8,450        9,344         6,976
                               ----------- ------------- -------------- -------------
Gross profit                     1,969         1,669        2,005           534
                               ----------- ------------- -------------- -------------

Net income  (loss)                 262           157          285         (995)
                               =========== ============= ============== =============
    Basic earnings (loss)
    per share                 $   0.07          0.04         0.07        (0.25)
                               =========== ============= ============== =============
    Diluted earnings (loss)
    per share                 $   0.07          0.04         0.07        (0.25)
                               =========== ============= ============== =============


                                                       1999
                              -------------------------------------------------------
                                MARCH 31,     JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                               ----------- -------------- ------------- -------------
Revenues                      $  6,931         7,613        9,268         7,725
                               ----------- -------------- ------------- -------------
Gross profit                     1,877         2,032        2,896         2,010
                               ----------- -------------- ------------- -------------

Net income                         458           444        1,113           518
                               =========== ============== ============= =============
    Basic earnings per share  $   0.12          0.11         0.28          0.13
                               =========== ============== ============= =============
    Diluted earnings per
    share                     $   0.12          0.11         0.28          0.13
                               =========== ============== ============= =============


                                     -F15-

                   Notes to Consolidated Financial Statements
                (dollars in thousands, except per share amounts)

        (9)    Subsequent Events - Rights Offering


        On December 26, 2000, the Company initiated a rights offering for $10,000. The rights offering allowed each shareholder to receive 0.4566 non-transferable subscription rights for each share of the Company's common stock owned on December 26, 2000. The purchase price for the subscription was $5.50 per share, and the rights offering expired on February 5, 2001.


        The Company received $10,000 and issued an additional 1,818,181 shares effective February 8, 2001. In the rights offering, the Company honored the over subscription request of its shareholders in full. The Company's majority shareholder, Inberdon, subscripted to its full pro-rata amount, and in addition purchased 461,005 shares not purchased by other shareholders in the rights offering. As a result of the rights offering, Inberdon owns approximately 59% of the Company's common stock.

                                     -F16-

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
                                      NONE




                                    PART III

        The information required in response to Items 10, 11, 12 and 13 is hereby incorporated by reference to the information under the captions "Election of Directors," "Nominees for Director, " "Executive Officers of the Company Who Are Not Also Directors," "Executive Compensation," "Voting Securities and Principal Shareholders" and "Shareholdings of Company Directors and Executive Officers," and "Executive Compensation" in the definitive Proxy Statement for the Company's 2001 Annual Meeting of Shareholders. The Company anticipates that it will file the definitive Proxy Statement with the Securities and Exchange Commission on or before April 30, 2001.



                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.


        (a)  1. The following financial statements are included in Item 8:

                Report of Independent Auditors

                Consolidated Financial Statements:

                        Consolidated Balance Sheets as of December, 31, 2000 and 1999;

                        Consolidated Statements of Operations for the Years Ended December 31, 2000, 1999, and 1998;

                        Consolidated Statements of Stockholders' Equity for the Years Ended December, 31, 2000, 1999, and 1998;

                        Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 1999, and 1998; and Notes to

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

             3. The following documents are filed with or incorporated by reference into this Report:

                3(a) Articles of Amendment to the Articles of Incorporation of Scottish Heritable, Inc. dated as of January 25, 1994 (incorporated by reference to Exhibit 3(a) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, File Number 0-4197).

                3(b) Restated Articles of Incorporation of the Company dated as of May 14, 1990 (incorporated by reference to Exhibit 3(b) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, File Number 0-4197).

                3(c) Composite Copy of Bylaws of the Company, dated as of December 31, 1991 (incorporated by reference to Exhibit 3(b) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, File Number 0-4197).

                10(a) Third Amendment to the United States Lime & Minerals, Inc. Employee Stock Ownership Plan, effective July 31, 1999 (incorporated by reference to Exhibit 10(a) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, File Number 0-4197).

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

                10(j) Amendment No. [One] to the Texas Lime Company Bargaining Unit 401(k) Plan dated January 1, 1992, effective November 9, 1997 (incorporated by reference to Exhibit 10(j) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File Number 0-4197).

                10(k) Asset Purchase Agreement among Corson Lime Company, United States Lime & Minerals, Inc., and Highway Materials, Inc., dated as of April 22, 1997 (incorporated by reference to Exhibit 2 to the Company's Current Report on Form 8-K dated June 21, 1997, File Number 0-4197).

                10(l) Loan and Security Agreement dated December 30, 1997 among United States Lime & Minerals, Inc., Arkansas Lime Company and Texas Lime Company and CoreStates Bank, N.A. (incorporated by reference to Exhibit 10(l) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File Number 0-4197).

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

                10(s) Employment Agreement dated as December 8, 2000 between the Company and Timothy W. Byrne.

                10(t) Credit Agreement dated April 22, 1999 among United States Lime & Minerals, Inc., Arkansas Lime Company, Texas Lime Company, the Lenders who are, or may become, a party to this Agreement, and First Union National Bank (incorporated by reference to Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, File Number 0-4197).

                10(u) Second Amendment to Amended and Restated Loan and Security Agreement dated as of April 22, 1999 among United States Lime & Minerals, Inc., Arkansas Lime Company, Texas Lime Company, and First Union National Bank (incorporated by reference to Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, File Number 0-4197).

                10(v) Third Amendment to Amended and Restated Loan and Security Agreement dated as of May 31, 2000 among United States Lime & Minerals, Inc., Arkansas Lime Company, Texas Lime Company and First Union National Bank (incorporated by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File Number 0-4197).

                UNITED STATES LIME & MINERALS, INC. - FORM 10-K

                10(w) First Amendment to Credit Agreement dated as of December 27, 2000 among United States Lime & Minerals, Inc., Arkansas Lime Company, Texas Lime Company, the Lenders who are, or may become, a party to this Agreement, and First Union National Bank (incorporated by reference to the Company's Current Report on Form 8-K dated January 18, 2001, File Number 0-4197).

                10(x) Subordinated Promissory Note dated as of December 27, 2000 among United States Lime & Minerals, Inc., Texas Lime Company, Arkansas Lime Company, and Inberdon Enterprises Ltd. (incorporated by reference to the Company's Current Report on Form 8-K dated January 18, 2001, File Number 0-4197).

                21      Subsidiaries of the Company.

                23      Consent of Independent Auditors.

------------------------------

        Exhibits 10(a) through 10(j), and 10(o) through 10(s) are management contracts or compensatory plans or arrangements required to be filed as exhibits.

        (b) On December 26, 2000, the Company filed a current report on Form 8-K reporting, under Items 5 and 7, the Bridge Loan between the Company and Inberdon, the First Amendment to Credit Agreement, and the news release dated December 26, 2000.

                UNITED STATES LIME & MINERALS, INC. - FORM 10-K


                                   SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               UNITED STATES LIME & MINERALS, INC.


Date:  March 23, 2001          By:   \s\ Timothy W. Byrne
                                   --------------------------
                                   Timothy W. Byrne, President and
                                   Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date: March 23, 2001           By:   \s\ Timothy W. Byrne
                                   --------------------------
                                   Timothy W. Byrne, President,
                                   Chief Executive Officer, and Director
                                   (Principal Executive Officer)

Date: March 23, 2001           By:   \s\ Larry T. Ohms
                                   ---------------------------------
                                   Larry T. Ohms, Vice President of Finance,
                                   Company Secretary and Corporate Controller
                                   (Principal Financial and Accounting Officer)

Date: March 23, 2001           By:   \s\ Edward A. Odishaw
                                   ---------------------------------
                                   Edward A., Director and
                                   Chairman of the Board

Date: March 23, 2001           By:   \s\ Antoine M. Doumet
                                   ---------------------------------
                                   Antoine M. Doumet, Director and
                                   Vice Chairman of the Board

Date: March 23, 2001           By:   \s\ John J. Brown
                                   ---------------------------------
                                   John J. Brown, Director


Date: March 23, 2001           By:   \s\ Wallace G. Irmscher
                                   ---------------------------------
                                   Wallace G. Irmscher, Director


Date: March 23, 2001           By:   \s\ Richard W. Cardin
                                   ---------------------------------
                                   Richard W. Cardin, Director

                UNITED STATES LIME & MINERALS, INC. - FORM 10-K

                                  EXHIBIT INDEX

                10(s) Employment Agreement dated as December 8, 2000 between the Company and Timothy W. Byrne.

                21      Subsidiaries of the Company.

                23      Consent of Independent Auditors.