Form 10-Q
period 2001-03-31
UNITED STATES LIME & MINERALS INC
filed 2001-05-14
CIK 82020

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

                  For the quarterly period ended MARCH 31, 2001

                                       OR

[ ]                TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from _____ to _____

                       Commission file number is 000-4197




                       UNITED STATES LIME & MINERALS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                    TEXAS                               75-0789226
       ------------------------------              --------------------
      (State or other jurisdiction of                (I.R.S. Employer
       incorporation or organization)              Identification No.)


 13800 MONTFORT DRIVE, SUITE 330, DALLAS, TX               75240
 -------------------------------------------            ----------
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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 9, 2001, 5,799,845 shares of common stock, $0.10 par value, were outstanding.

PART I.           FINANCIAL INFORMATION

ITEM 1:           FINANCIAL STATEMENTS

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)
(Unaudited)

                                                     MARCH 31,  DECEMBER 31,
                                                       2001        2000
                                                    ---------   ------------
ASSETS
Current Assets:
   Cash and cash equivalents                        $     264    $   5,072
   Trade receivables, net                               6,058        4,101
   Inventories                                          4,588        4,232
   Prepaid expenses and other assets                      218          263
                                                    ---------    ---------
      Total current assets                             11,128       13,668

Property, plant and equipment, at cost:               115,783      114,055
   Less accumulated depreciation                      (39,517)     (38,388)
                                                    ---------    ---------
   Property, plant and equipment, net                  76,266       75,667

Deferred tax asset, net                                 2,453        2,453
Other assets, net                                       2,443        2,270
                                                    ---------    ---------

      Total assets                                  $  92,290    $  94,058
                                                    =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Current installments of debt                     $   4,158    $  12,158
   Accounts payable                                     5,982        8,426
   Accrued expenses                                     1,186          929
                                                    ---------    ---------
      Total current liabilities                        11,326       21,513

Debt, excluding current installments                   43,333       44,167
Other liabilities                                         265          272
                                                    ---------    ---------
      Total liabilities                                54,924       65,952

Stockholders' Equity:
   Common stock                                           580          529
   Additional paid-in capital                          10,410       14,819
   Retained earnings                                   26,376       26,685
                                                    ---------    ---------
                                                       37,366       42,033
Less treasury stock at cost;
   0 shares and 1,312,401 shares of common stock,
        respectively                                       --      (13,927)
                                                    ---------    ---------
      Total stockholders' equity                       37,366       28,106
                                                    ---------    ---------

      Total liabilities and stockholders' equity    $  92,290    $  94,058
                                                    =========    =========


     See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands of dollars, except per share data)
(Unaudited)


                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                 -------------------------------------------
                                                        2001                     2000
                                                 -------------------     -------------------
REVENUES                                         $ 8,691       100.0%    $ 7,686       100.0%

Cost of revenues:
  Labor and other operating expenses               6,026        69.3%      4,595        59.8%
  Depreciation, depletion and amortization         1,214        14.0%      1,122        14.6%
                                                 -------     -------     -------     -------
                                                   7,240        83.3%      5,717        74.4%
                                                 -------     -------     -------     -------

GROSS PROFIT                                       1,451        16.7%      1,969        25.6%

  Selling, general and administrative expenses     1,052        12.1%        955        12.4%
                                                 -------     -------     -------     -------

OPERATING PROFIT                                     399         4.6%      1,014        13.2%

  Other expenses (income):
    Interest expense                                 661         7.6%        904        11.7%
    Other (income), net                              (42)       (0.5%)      (240)       (3.1%)
                                                 -------     -------     -------     -------
                                                     619         7.1%        664         8.6%
                                                 -------     -------     -------     -------

INCOME (LOSS) BEFORE INCOME TAXES                   (220)       (2.5%)       350         4.6%
                                                 -------     -------     -------     -------

  Income tax expense (benefit)                       (55)       (0.6%)        88         1.2%
                                                 -------     -------     -------     -------

NET INCOME (LOSS)                                $  (165)       (1.9%)   $   262         3.4%
                                                 =======     =======     =======     =======


INCOME (LOSS) PER SHARE OF COMMON STOCK:
    Basic                                        $ (0.03)                $  0.07
                                                 =======                 =======
    Diluted                                      $ (0.03)                $  0.07
                                                 =======                 =======


     See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)
(Unaudited)

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                                --------------------
                                                                  2001        2000
                                                                --------    --------
OPERATING ACTIVITIES:
  Net income (loss)                                             $   (165)   $    262
  Adjustments to reconcile net income to net cash provided by
      (used in) operating activities:
    Depreciation, depletion and amortization                       1,381       1,225
    Deferred income taxes (benefit)                                   --         (76)
    Loss/(gain) on sale of property, plant and equipment              (3)         --
    Current assets, net change[1]                                 (2,268)     (1,334)
    Other assets                                                    (273)         24
    Current liabilities, net change[2]                            (2,187)      1,085
    Other liabilities                                                 (7)         (5)
                                                                --------    --------
    Net cash provided by (used in) operating activities         $ (3,522)   $  1,181

INVESTING ACTIVITIES:
  Purchase of property, plant and equipment                     $ (2,153)   $ (4,953)
  Proceeds from sale of property, plant and equipment                276          --
                                                                --------    --------
    Net cash used in investing activities                       $ (1,877)   $ (4,953)

FINANCING ACTIVITIES:
  Payment of common stock dividends                             $   (144)   $   (100)
  Proceeds from borrowings                                           825       5,000
  Repayment of debt                                               (9,659)         --
  Proceeds from rights offering, net                               9,569          --
                                                                --------    --------
    Net cash provided by financing activities                   $    591    $  4,900
                                                                --------    --------

  Net increase (decrease) in cash                                 (4,808)      1,128
    Cash at beginning of period                                    5,072      18,021
                                                                --------    --------

    Cash at end of period                                       $    264    $ 19,149
                                                                ========    ========


  Supplemental cash flow information:
    Interest paid                                               $  1,224    $    904
                                                                ========    ========

    Income taxes paid                                           $     13    $    395
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

              UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)




1.   Basis of Presentation

         The condensed consolidated financial statements included herein have been prepared by the Company without independent audit. In the opinion of the Company's management, all adjustments of a normal and recurring nature necessary to present fairly the financial position, results of operations and cash flows for the periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the period ended December 31, 2000. The results of operations for the three-month period ended March 31, 2001 are not necessarily indicative of operating results for the full year.


2.   Inventories

     Inventories consisted of the following at:
        (In thousands of dollars)                            MARCH 31,     DECEMBER 31,
                                                               2001            2000
                                                           ------------    ------------
          Lime and limestone inventories:
            Raw materials                                  $      1,863    $      1,465
            Finished goods                                          645             793
                                                           ------------    ------------
                                                                  2,508           2,258
            Service parts                                         2,080           1,974
                                                           ------------    ------------
             Total inventories                             $      4,588    $      4,232
                                                           ============    ============


3.   Banking Facilities and Other Debt

         On April 22, 1999, the Company entered into a new credit agreement with a consortium of commercial banks for a $50,000,000 Senior Secured Term Loan (the "Loan"). The Loan is repayable over a period of approximately 8 years, maturing on March 30, 2007, and requires monthly principal payments of $278,000, which began April 30, 2000, with a final principal payment of $26,944,000 on March 30, 2007, which equates to a 15-year amortization. The Company paid a fee equivalent to 2.50% of the Loan value to the placement agent.


         Upon execution of the Loan agreement, the first $30,000,000 was advanced, of which approximately $20,000,000 was used to retire all then-existing bank loans, with the balance used primarily for the modernization and expansion of the Arkansas operations. Under the terms of the Loan agreement, the remaining $20,000,000 of the Loan facility was drawn down in four equal quarterly installments beginning June 30, 1999, and ending March 30, 2000.

         The interest rate on the first $30,000,000 of the Loan is 8.875%. The subsequent installments bear interest from the date they were funded at 3.52% above the secondary market yield of the United States Treasury obligation maturing May 15, 2005. The blended rate for the additional $20,000,000 is 9.65%.


         The Loan is secured by a first lien on substantially all of the Company's assets, with the exception of accounts receivable and inventories which have been used to secure the Company's revolving credit facility. The Loan agreement contains covenants that restrict the incurrence of debt, guaranties and liens, and places certain restrictions on the payment of dividends and the sale of significant assets. The Company is also required to meet minimum debt service coverage ratios on an on-going basis and maintain a minimum level of tangible net worth.


         On December 27, 2000, the Company obtained a $5,000,000 bridge loan under normal commercial terms from Inberdon Enterprise, Ltd. ("Inberdon"), evidenced by a subordinated promissory note. Inberdon owned approximately 51% of the outstanding common stock of the Company at the time. The bridge loan was unsecured, bore interest at 9.75%, and had to be repaid by March 27, 2001. The bridge loan was repaid with a portion of the proceeds of the Company's rights offering that closed on February 8, 2001. See Note 4.


         As of April 26, 2001, the Company renewed its revolving credit facility, which now expires on May 31, 2002. The revolving credit facility was increased from $4,000,000 to $5,000,000 and bears interest at LIBOR plus 1.40%, which rate will increase to a maximum of LIBOR plus 3.55% in accordance with a defined rate spread based upon the Company's then-current ratio of total funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA). At March 31, 2001, the Company had drawn down $825,000 on the revolving credit facility. At April 30, 2001, the Company had drawn down $1,825,000, and the average interest rate was 7.88%.


     A summary of outstanding debt at the dates indicated is as follows:
            (In thousands of dollars)

                                                             MARCH 31,     DECEMBER 31,
                                                               2001            2000
                                                           ------------    ------------
          Term loan                                        $     46,666    $     47,500
          Revolving credit facility                                 825           3,825
          Subordinated promissory note                               --           5,000
                                                           ------------    ------------
               Subtotal                                          47,491          56,325
          Less current installments                               4,158          12,158
                                                           ------------    ------------
          Debt, excluding current
              installments                                 $     43,333    $     44,167
                                                           ============    ============


The carrying amount of the Company's long-term debt approximates its fair value.

4.   Rights Offering

          On December 26, 2000, the Company initiated a rights offering for $10,000,000. The rights offering allowed each shareholder to receive 0.4566 non-transferable subscription rights for each share of the Company's common stock owned on December 26, 2000. The purchase price for the subscription was $5.50 per share, and the rights offering expired on February 5, 2001.


          As a result of the rights offering, the Company received $10,000,000 and issued an additional 1,818,181 shares effective February 8, 2001. In the rights offering, the Company honored the over subscription requests of its shareholders in full. The Company's majority shareholder, Inberdon, subscribed for its full pro-rata amount, and in addition purchased 461,005 shares not purchased by other shareholders in the rights offering. As a result of the rights offering, Inberdon owns approximately 59% of the Company's common stock.



ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES


     Net cash used in operating activities was $3,522,000 for the three months ended March 31, 2001, compared to net cash provided by operating activities of $1,181,000 for the three months ended March 31, 2000. The decrease in cash was primarily attributable to the decrease in accounts payable and the increase in accounts receivable.


     The Company invested $2,153,000 in capital expenditures in the first three months of 2001, compared to $4,953,000 in the same period last year. Capital expenditures of approximately $1,374,000 were related to Phase I of the modernization and expansion project at the Arkansas facility in the first three months of 2001, and approximately $18,000 were related to improvements to the second production line for pulverized limestone at the Texas plant.


     During the fourth quarter 2000, the Company required additional capital because the costs to complete both Phase I of the Arkansas modernization and expansion project and the new pulverized limestone production line at Texas were significantly higher than originally anticipated and because the Company's cash flow and operating profits were lower than expected. To meet its short-term liquidity demands, the Company determined to make a pro-rata rights offering to its existing shareholders to raise $10,000,000 in additional equity capital.


     On December 27, 2000, the Company obtained a $5,000,000 bridge loan ("Bridge Loan") under normal commercial terms from Inberdon Enterprise, Ltd. ("Inberdon"), its majority shareholder. Inberdon owned approximately 51% of the outstanding common stock of the Company at the time the Bridge Loan was made. The Bridge Loan was unsecured, carried interest at 9.75%, and matured on March 27, 2001.

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


     The proceeds of the rights offering were used to repay the $5,000,000 Bridge Loan from Inberdon, to repay the Company's then-outstanding $4,000,000 revolving credit facility, and for working capital. Accordingly, the Company has fully utilized the proceeds of the rights offering. As a result of repaying the revolving credit facility, however, the Company continues to have access to the funds available under the facility.


     In addition, in late April 2001, the Company renewed and increased to $5,000,000 the revolving credit facility. The $5,000,000 revolving credit facility now expires in May 2002. The Company believes that funds generated from operations and available under the revolving credit facility will be sufficient to meet the Company's liquidity and capital needs for the year.


     During the fourth quarter 2000, the Company commissioned a new line for the production of pulverized limestone at Texas Lime Company. This investment allows the Company to pursue new business opportunities and to better serve existing customers. The lack of reliability of a single production line was a restraining factor on sales to several large customers requiring "around-the-clock" availability. The new line has already resulted in new customers during the first quarter 2001. During the first quarter 2001, certain additions were made to this production line to enhance its ability to produce pulverized limestone more consistently during inclement weather conditions. The total cost of the new pulverized limestone production line was approximately $2,300,000.

     As previously disclosed, as of the fourth quarter 2000, Phase I of the modernization and expansion project for the Arkansas plant required additional work in order to be fully operational and efficient. The Company also disclosed that it expected to complete that work during the first quarter of 2001. As of April 2001, that work has been completed.

     Phase I of the Arkansas project involved the redevelopment of the quarry plant, rebuilding of the railroad to standard U.S. gauge, and installation of a rotary kiln with a preheater, and provides the Company with increased product storage and loading capacity. The new kiln, which began production in October 2000, is producing excellent quality lime and has enabled the Company to attract new customers that it previously could not serve. The estimated cost of Phase I is still approximately $34,000,000, but the estimate is subject to change upon the resolution of various outstanding matters with vendors and contractors. The $34,000,000 includes approximately $1,800,000 of costs associated with the pre-building of certain facilities for Phase II of the Arkansas project and the purchase of, but not all of the improvements to, the out-of-state terminal in Shreveport, Louisiana.

     Phase II of the Arkansas project will further expand the plant capacity through the installation of a second kiln with additional storage capacity and includes the establishment of the out-of-state terminal in Shreveport, Louisiana for the distribution of the Company's products. The Company had intended to complete the terminal as part of the Phase I project, but has determined to complete it as part of Phase II because of Phase I cost overruns.

     Arkansas Phase II is estimated to cost approximately $12,000,000, not including the $1,800,000 spent as part of Phase I. The Company still plans to proceed with Phase II and will continue to review the optimum time to start the project based on its future operating results, market demand, and ability to secure competitive construction bids and financing.

     The Company is not contractually committed to any planned capital expenditures until actual orders are placed for equipment. As of March 31, 2001, the Company had approximately $2,000,000 of liability for open equipment and construction orders.

     As of March 31, 2001, the Company had $47,491,000 in total debt outstanding.

RESULTS OF OPERATIONS


     Revenues increased from $7,686,000 in the first quarter 2000 to $8,691,000 in the first quarter 2001, an increase of $1,005,000, or 13.1%. This resulted from a 12.4% increase in sales volume, with the largest percent increase at the Arkansas plant as a result of the new capacity added, and a 0.7% increase in prices. Demand remained strong in both the Texas and Arkansas markets, in spite of severe wet weather in the first quarter. Sales prices continue to be firm.


     The Company's gross profit was $1,451,000 for the first quarter 2001, compared to $1,969,000 for the first quarter 2000, a 26.3% decrease. Gross profit margin as a percentage of revenues for the first quarter 2001 decreased to 16.7% from 25.6% in first quarter 2000. During the first quarter 2001, severe wet weather at the Company's Texas and Arkansas plants also caused operating inefficiencies, which resulted in lower production volumes and negatively impacted operating profits. However, the largest negative impact on operating profits was a result of continued high fuel prices, particularly natural gas, which resulted in a price variance of approximately $600,000 compared to the first quarter last year. The high gas prices have also begun to impact the Company's electricity costs.


     To address production issues caused by inclement weather, the Company made certain additions to the new production line for pulverized limestone at the Texas plant in the first quarter 2001. The Company has also taken a number of steps to reduce costs, including reducing the workforce by approximately 10% during the first quarter. In addition, the Company has further curtailed the use of gas in its kilns. To mitigate a portion of the increased electricity costs, the Company has negotiated concessions with the electric utility that serves the Texas plant. Nevertheless, the Company expects that high energy costs will continue to negatively impact operating profits for the foreseeable future.


     Selling, general and administrative expenses ("SG&A") increased by $97,000, or 10.2%, to $1,052,000 in the first quarter 2001, as compared to $955,000 in the first quarter 2000. However, as a percentage of sales, SG&A decreased to 12.1%, as compared to 12.4% in the first quarter a year ago.


     Interest expense in the first quarter 2001 was $661,000, after $634,000 had been capitalized as part of the Arkansas Phase I project costs. This compares to $904,000 net, in the first quarter 2000, after $200,000 had been capitalized.

     Other income decreased by $198,000 to $42,000 in the first quarter 2001, as compared to $240,000 in the first quarter 2000. The decrease was primarily attributable to $192,000 interest income received on funds held in escrow during the first quarter 2000 to finance Phase I of the Company's Arkansas project.


     The Company reported a net loss of $165,000 ($0.03 per share) during the first quarter 2001, compared to net income of $262,000 ($0.07 per share) during the first quarter 2000.


     EBITDA (earnings before interest, taxes, depreciation and amortization) was $1,722,000 for the first quarter 2001, a decrease of 28.6% from first quarter 2000 EBITDA of $2,412,000, but an increase of 12.2% from the fourth quarter 2000.


FORWARD-LOOKING STATEMENTS. Any statements contained in this Quarterly Report that are not statements of historical fact are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements in this Report, including without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions, and adequacy of resources, are identified by such words as "will," "could," "should," "believe," "expect," "intend," "plan," "schedule," "estimate," and "project." The Company undertakes no obligation to publicly update or revise any forward-looking statements. Investors are cautioned that forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from expectations, including without limitation the following:
(i) the Company's plans, strategies, objectives, expectations, and intentions are subject to change at any time at the discretion of the Company; (ii) the Company's plans and results of operations will be affected by the Company's ability to manage its growth and modernization; and (iii) other risks and uncertainties, including without limitation those risks and uncertainties indicated from time to time in the Company's filings with the Securities and Exchange Commission, including the Company's Form 10-K for the fiscal year ended December 31, 2000.





ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK


Not Applicable.

PART II. OTHER INFORMATION




ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

     a.   Exhibits:

          10 Third Amendment to Amended and Restated Loan and Security Agreement dated as of April 26, 2001 among United States Lime and Minerals, Inc., Arkansas Lime Company, Texas Lime Company and First Union National Bank

          11   Statement re computation of per share earnings



     b.   Currents Reports on Form 8-K:

          On January 18, 2001, the Company filed a Current Report on Form 8-K reporting, under Item 5, a news release dated December 27, 2000, announcing the resignation of its former President and Chief Executive Officer and the appointment of Timothy W. Byrne as President and Chief Executive Officer of the Company.

          On February 1, 2001, the Company filed a Current Report on Form 8-K reporting, under Item 5, a news release dated January 31, 2001, announcing results for the fourth quarter and the full year ended December 31, 2000.

          On February 13, 2001, the Company filed a Current Report on Form 8-K reporting, under Item 5, a news release dated February 12, 2001, announcing the results of its pro-rata rights offering.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           UNITED STATES LIME & MINERALS, INC.






May 9, 2001                By:   /s/  Timothy W. Byrne
                                -----------------------------------------------
                                Timothy W. Byrne
                                President and Chief Executive Officer
                                (Principal Executive Officer)





May 9, 2001                By:   /s/  Larry T. Ohms
                                -----------------------------------------------
                                Larry T. Ohms
                                Vice President of Finance, Corporate
                                Controller and Secretary
                                (Principal Financial and Accounting Officer)

                       UNITED STATES LIME & MINERALS, INC.



                          Quarterly Report on Form 10-Q
                                  Quarter Ended
                                 March 31, 2001

                                Index to Exhibits



      EXHIBIT
       NUMBER                             EXHIBIT
      -------     --------------------------------------------------------------

         10       Third Amendment to Amended and Restated Loan and Security
                  Agreement dated as of April 26, 2001 among United States Lime and Minerals, Inc., Arkansas Lime Company, Texas Lime Company and First Union National Bank

         11       Statement re computation of per share earnings