Form 10-Q
period 2001-06-30
UNITED STATES LIME & MINERALS INC
filed 2001-08-09
CIK 82020

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q
(Mark One)
[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 2001

                                       OR

[ ]                TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from          to
                                              --------    --------

                       Commission file number is 000-4197




                       UNITED STATES LIME & MINERALS, INC.
                       -----------------------------------
             (Exact name of registrant as specified in its charter)


                    TEXAS                              75-0789226
      --------------------------------            ---------------------
      (State or other jurisdiction of               (I.R.S. Employer
       incorporation or organization)              Identification No.)


 13800 MONTFORT DRIVE, SUITE 330, DALLAS, TX              75240
--------------------------------------------      ---------------------
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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of July 31, 2001, 5,799,845 shares of common stock, $0.10 par value, were outstanding.

PART I.     FINANCIAL INFORMATION
ITEM 1:     FINANCIAL STATEMENTS

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)
(Unaudited)



                                                           JUNE 30,    DECEMBER 31,
                                                            2001           2000
                                                          ---------    ------------
ASSETS
Current Assets:
   Cash and cash equivalents                              $     746    $      5,072
   Trade receivables, net                                     7,203           4,101
   Inventories                                                4,580           4,232
   Prepaid expenses and other assets                            213             263
                                                          ---------    ------------
      Total current assets                                   12,742          13,668

Property, plant and equipment, at cost:                     117,018         114,055
   Less accumulated depreciation                            (40,979)        (38,388)
                                                          ---------    ------------
   Property, plant and equipment, net                        76,039          75,667

Deferred tax asset, net                                       2,453           2,453
Other assets, net                                             2,529           2,270
                                                          ---------    ------------

      Total assets                                        $  93,763    $     94,058
                                                          =========    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Current installments of debt                           $   6,158    $     12,158
   Accounts payable                                           4,734           8,426
   Accrued expenses                                           1,870             929
                                                          ---------    ------------
      Total current liabilities                              12,762          21,513

Debt, excluding current installments                         42,500          44,167
Other liabilities                                               262             272
                                                          ---------    ------------
      Total liabilities                                      42,762          65,952

Stockholders' Equity:
   Common stock                                                 580             529
   Additional paid-in capital                                10,392          14,819
   Retained earnings                                         27,267          26,685
                                                          ---------    ------------
                                                             38,239          42,033
Less treasury stock at cost;
   0 shares and 1,312,401 shares of common stock,
        respectively                                             --         (13,927)
                                                          ---------    ------------
      Total stockholders' equity                             38,239          28,106
                                                          ---------    ------------

      Total liabilities and stockholders' equity          $  93,763    $     94,058
                                                          =========    ============

     See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands of dollars, except per share data)
(Unaudited)



                                                   THREE MONTHS ENDED                          SIX MONTHS ENDED
                                                       JUNE 30,                                    JUNE 30,
                                       ---------------------------------------     ----------------------------------------
                                             2001                   2000                  2001                   2000
                                       -----------------     -----------------     -----------------     ------------------
REVENUES                               $ 10,812    100.0%    $  8,450    100.0%    $ 19,503    100.0%    $ 16,136     100.0%



Cost of revenues:
  Labor and other operating expenses      6,030     55.8%       5,684     67.2%      12,056     61.8%      10,279      63.7%
  Depreciation, depletion and
      amortization                        1,484     13.7%       1,097     13.0%       2,698     13.8%       2,219      13.8%
                                       --------  -------     --------  -------     --------  -------     --------   -------
                                          7,514     69.5%       6,781     80.2%      14,754     75.6%      12,498      77.5%
                                       --------  -------     --------  -------     --------  -------     --------   -------

GROSS PROFIT                              3,298     30.5%       1,669     19.8%       4,749     24.4%       3,638      22.5%

  Selling, general &
      administrative expenses               918      8.5%         853     10.1%       1,970     10.1%       1,808      11.2%
                                       --------  -------     --------  -------     --------  -------     --------   -------

OPERATING PROFIT                          2,380     22.0%         816      9.7%       2,779     14.3%       1,830      11.3%

  Other expenses (income):
    Interest expense                      1,010      9.3%         917     10.9%       1,671      8.6%       1,821      11.2%
    Other (income), net                     (12)    (0.1)%       (310)    (3.7)%        (54)    (0.3)%       (550)     (3.4)%
                                       --------  -------     --------  -------     --------  -------     --------   -------
                                            998      9.2%         607      7.2%       1,617      8.3%       1,271       7.8%
                                       --------  -------     --------  -------     --------  -------     --------   -------

INCOME BEFORE TAXES                       1,382     12.8%         209      2.5%       1,162      6.0%         559       3.5%
                                       --------  -------     --------  -------     --------  -------     --------   -------

Income tax expense                          346      3.2%          52      0.6%         291      1.5%         140       0.9%
                                       --------  -------     --------  -------     --------  -------     --------   -------

  NET INCOME                           $  1,036      9.6%    $    157      1.9%    $    871      4.5%    $    419       2.6%
                                       ========  =======     ========  =======     ========  =======     ========   =======

INCOME PER SHARE
     OF COMMON STOCK:

          Basic                        $   0.18              $   0.04              $   0.16              $   0.11
                                       ========              ========              ========              ========


          Diluted                      $   0.18              $   0.04              $   0.16              $   0.11
                                       ========              ========              ========              ========


     See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)
(Unaudited)

                                                                         SIX MONTHS ENDED
                                                                              JUNE 30,
                                                                     ------------------------
                                                                        2001          2000
                                                                     ----------    ----------
OPERATING ACTIVITIES:
  Net income                                                         $      871    $      419
  Adjustments to reconcile net income to net cash provided by
      (used in) operating activities:
    Depreciation, depletion and amortization                              3,039         2,432
    Deferred income taxes (benefit)                                          --           (76)
    Loss/(gain) on sale of property, plant and equipment                      3           (16)
    Current assets, net change[1]                                        (3,400)         (424)
    Other assets                                                           (472)          (43)
    Current liabilities, net change[2]                                   (2,751)          (62)
    Other liabilities                                                       (10)           (5)
                                                                     ----------    ----------
    Net cash provided by (used in) operating activities              $   (2,720)   $    2,225

INVESTING ACTIVITIES:
  Purchase of property, plant and equipment                          $   (3,478)   $  (14,112)
  Proceeds from sale of property, plant and equipment                       278            77
                                                                     ----------    ----------
    Net cash used in investing activities                            $   (3,200)   $  (14,035)

FINANCING ACTIVITIES:
  Payment of common stock dividends                                  $     (290)   $     (199)
  Proceeds from borrowings                                                2,825         5,000
  Repayment of debt                                                     (10,492)         (834)
  Proceeds from rights offering, net                                      9,551             0
                                                                     ----------    ----------
    Net cash provided by financing activities                        $    1,594    $    3,967
                                                                     ----------    ----------

  Net decrease in cash                                               $   (4,326)   $   (7,843)
    Cash at beginning of period                                           5,072        18,021
                                                                     ----------    ----------

    Cash at end of period                                            $      746    $   10,178
                                                                     ==========    ==========


  Supplemental cash flow information:
    Interest paid                                                    $    2,534    $    2,195
                                                                     ==========    ==========

    Income taxes paid                                                $      291    $      395
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

              UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)




1.   Basis of Presentation

         The condensed consolidated financial statements included herein have been prepared by the Company without independent audit. In the opinion of the Company's management, all adjustments of a normal and recurring nature necessary to present fairly the financial position, results of operations and cash flows for the periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the period ended December 31, 2000. The results of operations for the three-month and six-month periods ended June 30, 2001 are not necessarily indicative of operating results for the full year.


2.   Inventories

         Inventories consisted of the following at:
         (In thousands of dollars)

                                        JUNE 30,    DECEMBER 31,
                                          2001          2000
                                       ----------   ------------
Lime and limestone inventories:
  Raw materials                        $    1,795   $      1,465
  Finished goods                              666            793
                                       ----------   ------------
                                            2,461          2,258
  Service parts                             2,119          1,974
                                       ----------   ------------
   Total inventories                   $    4,580   $      4,232
                                       ==========   ============


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

         As of April 26, 2001, the Company renewed its revolving credit facility, which now expires on May 31, 2002. The revolving credit facility was increased from $4,000,000 to $5,000,000 and bears interest at LIBOR plus 1.40%, which rate will increase to a maximum of LIBOR plus 3.55% in accordance with a defined rate spread based upon the Company's then-current ratio of total funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA). At July 31, 2001, the Company had drawn down $2,825,000, and the average interest rate was 8.00%

         A summary of outstanding debt at the dates indicated is as follows:
            (In thousands of dollars)

                                                                   JUNE 30,      DECEMBER 31,
                                                                     2001            2000
                                                                  ----------     ------------
              Term loan                                           $   45,833     $     47,500
              Revolving credit facility                                2,825            3,825
              Subordinated promissory note                                --            5,000
                                                                  ----------     ------------
                   Subtotal                                           48,658           56,325
              Less current installments                                6,158           12,158
                                                                  ----------     ------------
              Debt, excluding current
                  installments                                    $   42,500     $     44,167
                                                                  ==========     ============


     The carrying amount of the Company's long-term debt approximates its fair value.

4.   Rights Offering

         On December 26, 2000, the Company initiated a rights offering for $10,000,000. As a result of the rights offering, the Company received $10,000,000 and issued an additional 1,818,181 shares effective February 8, 2001.

5.   Loss Contingencies

         On November 2, 2000, a husband and wife who own land in proximity to the Texas Lime facility filed a suit against the Company and Texas Lime company, a subsidiary of the Company, in the 249th Judicial District Court, Johnson County, Texas. The suit alleges that the Texas Lime facility is out of place in its surroundings, and that it has improperly released emissions that have caused property damage and personal injury to the plaintiffs. The suit purports to seek class action certification of all individuals who own property or reside within a five-mile radius of the facility. The amount of damage is unspecified.


         The Company and Texas Lime company have entered into discussions with the plaintiffs in an effort to better understand the nature of their claims, and the type of relief sought. Based on the Company's current understanding of the facts involved in this matter, management is of the opinion that the matter will not have a material adverse effect on the Company's financial condition, results of operation, or cash flow.



ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operating activities was $2,720,000 for the six months ended June 30, 2001, compared to net cash provided by operating activities of $2,225,000 for the six months ended June 30, 2000. The decrease in cash was primarily attributable to a decrease in accounts payable as a result of the completion of the Arkansas modernization and expansion project and an increase in accounts receivable due to increased sales volumes.

     The Company invested $3,478,000 in capital expenditures in the first six months of 2001, compared to $14,112,000 in the same period last year. Capital expenditures of approximately $1,506,000 were related to the completion of Phase I of the modernization and expansion project at the Arkansas facility in the first six months of 2001, as compared to capital expenditures of approximately $10,683,000 on the project for the same period last year.

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

     The Company commenced the rights offering on December 26, 2000, and it closed on February 8, 2001. In the rights offering, the Company raised an additional $10,000,000 in equity capital and issued 1,818,181 shares of common stock at the subscription price of $5.50 per share. The net proceeds of the rights offering were used to repay the $5,000,000 Bridge Loan from Inberdon, to repay the Company's then-outstanding $4,000,000 revolving credit facility, and for working capital. As a result of the rights offering, Inberdon now owns approximately 59% of the Company's outstanding common stock.

     In addition, in late April 2001, the Company renewed and increased to $5,000,000 the revolving credit facility. The $5,000,000 revolving credit facility now expires in May 2002. At July 31, 2001, the company had drawn down $2,825,000 from the facility. The Company believes that funds generated from operations and still available under the revolving credit facility will be sufficient to meet the Company's liquidity and capital needs for the remainder of 2001.

     During the fourth quarter 2000, the Company commissioned a new line for the production of pulverized limestone at Texas Lime Company. This investment allows the Company to pursue new business opportunities and to better serve existing customers. The lack of reliability of a single production line was a restraining factor on sales to several large customers requiring "around-the-clock" availability. The new line resulted in new customers during the first and second quarters 2001. During the first quarter 2001, certain additions were made to this production line to enhance its ability to produce pulverized limestone more consistently during inclement weather conditions. The total cost of the new pulverized limestone production line was approximately $2,300,000.

     As previously disclosed, as of the fourth quarter 2000, Phase I of the modernization and expansion project for the Arkansas plant required additional work in order to be fully operational and efficient. The Company completed this work in the second quarter 2001.

     Phase I of the Arkansas project involved the redevelopment of the quarry plant, rebuilding of the railroad to standard U.S. gauge, and installation of a rotary kiln with a preheater, and provides the Company with increased product storage and loading capacity. The new kiln, which began production in October 2000, is producing excellent quality lime and has enabled the Company to attract new customers that it previously could not serve. The estimated cost of Phase I was approximately $34,000,000, but this amount is subject to change upon the resolution of various outstanding matters with a contractor. The $34,000,000 includes approximately $1,800,000 of costs associated with the pre-building of certain facilities for Phase II of the Arkansas project and the purchase of, but not all of the improvements to, the out-of-state terminal in Shreveport, Louisiana.

     Phase II of the Arkansas project will further expand the plant capacity through the installation of a second kiln with additional storage capacity and includes the establishment of the out-of-state terminal in Shreveport, Louisiana for the distribution of the Company's products. The Company may complete the terminal before proceeding with Phase II.

     Arkansas Phase II is estimated to cost approximately $12,000,000, not including the $1,800,000 spent as part of Phase I. The Company still plans to proceed with Phase II and will continue to review the optimum time to start the project based on its future operating results, market demand, and ability to secure competitive construction bids and financing.

     The Company is not contractually committed to any planned capital expenditures until actual orders are placed for equipment. As of June 30, 2001, the Company had no liability for open equipment and construction orders.

     As of June 30, 2001, the Company had $48,658,000 in total debt outstanding.

RESULTS OF OPERATIONS

     Revenues increased to $10,812,000 in the second quarter 2001 from $8,450,000 in the second quarter 2000, an increase of $2,362,000, or 28.0%. The increase resulted from a 25.5% increase in sales volume and a 2.5% increase in prices. The increase in sales volumes was primarily attributed to increased lime sales at Arkansas and increased pulverized limestone sales at Texas, as a result of the Company's modernization and expansion efforts at the two facilities. In addition, second quarter 2001 lime sales volumes were higher at Texas due to increased production efficiencies in the period compared to the second quarter 2000, which was adversely impacted by flooding.

     During the second quarter 2001, demand remained strong in the Texas market. However, the markets served by the Arkansas plant are tightening due to a number of factors including the added new capacity and weaknesses in the steel and paper markets.

     Revenues for the six months ended June 30, 2001 were $19,503,000, an increase of $3,367,000, or 20.9%, from the $16,136,000 reported for the six months ended June 30, 2000. The increase resulted from a 19.3 % increase in sales volume and a 1.6% increase in prices.

     The Company's gross profit was $3,298,000 for the second quarter 2001, compared to $1,669,000 for the second quarter 2000, a 97.6% increase. Gross profit margin as a percentage of revenues for the second quarter 2001 increased to 30.5% from 19.8% in the same period 2000. Gross profit increased to $4,749,000 for the first six months 2001, from $3,638,000 for the first six months 2000, a 30.5% increase. Gross profit margin for the six months ended June 30, 2001 increased to 24.4%, from 22.5% in the same period 2000.

       Gross profit and gross profit margins improved during the second quarter and for the first six months 2001, due to the increased sales volumes and increased production efficiencies at both the Texas and Arkansas facilities. These increases helped to overcome the negative impact of higher depreciation expense resulting from the Company's modernization and expansion efforts, as well as high fuel prices. In addition, gross profit and gross profit margins for the second quarter 2000 were negatively impacted by the flooding at the Texas facility.

     Although the cost of natural gas decreased in the second quarter 2001, the Company was negatively impacted by a total fuel (coal, coke and natural gas) price variance of approximately $900,000 for the first six months 2001, compared to the first six months last year. The cost of electricity was also higher in the first half 2001 than in the first half 2000, due to the utility companies passing on their higher costs of fuel to produce the energy.

     The Company believes that the enhanced production capacity resulting from its modernization and expansion efforts and the operational strategies implemented by management earlier this year should allow the company to continue to increase production, improve product quality, and better serve existing customers and attract new customers. During the first six months 2001, the Company focused on increasing sales volumes, improving production efficiencies, reducing the size of the work force, containing costs, and implementing other management strategies to improve results of operations and maximize cash flow. To the extent that the Company's sales may be impacted by the slowing economy, and while the company continues to absorb increased energy costs, the Company must continue to work on further improving production efficiencies and containing costs at both plants, and seek additional sales for the increased capacity at the Arkansas facility, in order for the Company to sustain its current levels of revenues and gross profit.

     Selling, general and administrative expenses ("SG&A") increased by $65,000, or 7.6%, to $918,000 in the second quarter 2001, as compared to $853,000 in the second quarter 2000. However, as a percentage of sales, SG&A decreased to 8.5%, from 10.1% in the same period a year earlier. SG&A increased by $162,000, or 9.0%, to $1,970,000 in the first six months 2001, as compared to $1,808,000 in the first six months 2000, while decreasing, as a percentage of sales to 10.1% from 11.2%.

     Interest expense in the second quarter 2001 was $1,010,000, after $211,000 had been capitalized as part of the Arkansas Phase I project costs. This compares to $917,000, in the second quarter 2000, after $306,000 had been capitalized. Interest expense for the first six months 2001 was $1,671,000, as compared to 1,821,000 in 2000. Interest costs of approximately $845,000 and $506,000 were capitalized in the first six months 2001 and 2000, respectively.

     Other income decreased by $298,000 to $12,000 in the second quarter 2001, as compared to $310,000 in the second quarter 2000. Other income decreased by $496,000 to $54,000 for the first six months 2001, as compared to $550,000 in the same period 2000. The decrease was primarily attributable to interest income received on funds held in escrow during the first six months 2000 to finance Phase I of the Company's Arkansas project.

     The Company reported net income of $1,036,000 ($0.18 per share) during the second quarter 2001, compared to net income of $157,000 ($0.04 per share) during the second quarter 2000, an increase of 559.9%. For the first six months 2000, the Company reported net income of $871,000 ($0.16 per share), compared to net income of $419,000 ($0.11 per share) in the first six months 2000, an increase of 107.9%. The Company achieved the increase in earnings per share for the first six months 2001 even after taking into account the 1,818,181 (45.7%) increase in number of shares outstanding as a result of the successful completion of the company's rights offering on February 8, 2001.

     EBITDA (earnings before interest, taxes, depreciation and amortization) was $3,936,000 for the second quarter ended June 30, 2001, an increase of 73.8% from second quarter 2000 EBITDA of $2,265,000. For the first six months ended June 30, 2001, EBITDA was $5,658,000, an increase of 21.0% from the $4,677,000 generated in the same period 2000.

FORWARD-LOOKING STATEMENTS. Any statements contained in this Quarterly Report that are not statements of historical fact are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements in this Report, including without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions, and adequacy of resources, are identified by such words as "will," "could," "should," "believe," "expect," "intend," "plan," "schedule," "estimate," "unless," and "project." The Company undertakes no obligation to publicly update or revise any forward-looking statements. Investors are cautioned that forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from expectations, including without limitation the following: (i) the Company's plans, strategies, objectives, expectations, and intentions are subject to change at any time at the discretion of the Company; (ii) the Company's plans and results of operations will be affected by the Company's ability to manage its growth and modernization, generate increased sales, improve production efficiencies, and control costs;
(iii) changing economic conditions; and (iv) other risks and uncertainties, including without limitation those risks and uncertainties indicated from time to time in the Company's filings with the Securities and Exchange Commission, including the Company's Form 10-K for the fiscal year ended December 31, 2000.


ITEM 3:   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Not Applicable.


PART II. OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

         On November 2, 2000, a husband and wife who own land in proximity to the Texas Lime facility filed a suit against the Company and Texas Lime company, a subsidiary of the Company, in the 249th Judicial District Court, Johnson County, Texas. The suit alleges that the Texas Lime facility is out of place in its surroundings, and that it has improperly released emissions that have caused property damage and personal injury to the plaintiffs. The suit purports to seek class action certification of all individuals who own property or reside within a five-mile radius of the facility. The amount of damage is unspecified.

                  The Company and Texas Lime company have entered into discussions with the plaintiffs in an effort to better understand the nature of their claims, and the type of relief sought. Based on the Company's current understanding of the facts involved in this matter, management is of the opinion that the matter will not have a material adverse effect on the Company's financial condition, results of operation, or cash flow.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Meeting of Shareholders was held April 27, 2001 in Dallas, Texas. The tables below show the two proposals submitted to shareholders in the Company's Proxy Statement, dated March 26, 2001, and the results of the shareholders vote:


         Election of Directors

                                                                  FOR              WITHHELD
                                                               ----------          --------
         John J. Brown                                          5,428,853            65,923
         Timothy W. Byrne                                       5,431,927            62,849
         Richard W. Cardin                                      5,430,645            64,131
         Antoine M. Doumet                                      5,429,039            65,737
         Wallace G. Irmscher                                    5,430,359            64,417
         Edward A. Odishaw                                      5,431,610            63,166


         There were no broker non-votes.

         Approval of the United States Lime & Minerals, Inc. 2001 Long-Term Incentive Plan




                                     FOR          AGAINST     ABSTENTIONS
                                  ----------     ---------    -----------
                                   5,373,903       111,394          9,479


         There were no broker non-votes.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

              a.  Exhibits:

                  11  Statement re computation of per share earnings



              b.  Reports on Form 8-K:

                  The Company filed no Reports on Form 8-K during the quarter ended June 30, 2001.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        UNITED STATES LIME & MINERALS, INC.






August 3, 2001                          By: /s/ Timothy W. Byrne
                                           -------------------------------------
                                           Timothy W. Byrne
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)





August 3, 2001                          By: /s/ Larry T. Ohms
                                           -------------------------------------
                                           Larry T. Ohms
                                           Vice President of Finance, Corporate
                                           Controller and Secretary
                                           (Principal Financial and Accounting
                                           Officer)

                       UNITED STATES LIME & MINERALS, INC.



                          Quarterly Report on Form 10-Q
                                  Quarter Ended
                                  June 30, 2001

                                INDEX TO EXHIBITS



EXHIBIT
NUMBER                      DESCRIPTION
-------                     -----------
11                Statement re computation of per share earnings