Form 10-Q
period 2001-09-30
UNITED STATES LIME & MINERALS INC
filed 2001-11-07
CIK 82020

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q
(Mark One)
[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 2001

                                       OR

[ ]

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from          to
                                              --------    --------

                       Commission file number is 000-4197




                       UNITED STATES LIME & MINERALS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            TEXAS                                          75-0789226
----------------------------------                ------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                       Identification No.)


 13800 MONTFORT DRIVE, SUITE 330, DALLAS, TX                  75240
--------------------------------------------      ------------------------------
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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of October 31, 2001, 5,799,845 shares of common stock, $0.10 par value, were outstanding.

PART I.           FINANCIAL INFORMATION
ITEM 1:           FINANCIAL STATEMENTS

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)
(Unaudited)

                                                  SEPTEMBER 30, DECEMBER 31,
                                                     2001          2000
                                                  ------------  ------------
ASSETS
Current Assets:
   Cash and cash equivalents                        $     464    $   5,072
   Trade receivables, net                               6,857        4,101
   Inventories                                          4,863        4,232
   Prepaid expenses and other assets                      244          263
                                                    ---------    ---------
      Total current assets                             12,428       13,668

Property, plant and equipment, at cost:               116,516      114,055
   Less accumulated depreciation                      (42,499)     (38,388)
                                                    ---------    ---------
   Property, plant and equipment, net                  74,017       75,667

Deferred tax asset, net                                 2,454        2,453
Other assets, net                                       2,552        2,270
                                                    ---------    ---------

      Total assets                                  $  91,451    $  94,058
                                                    =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Current installments of debt                     $   5,658    $  12,158
   Accounts payable                                     3,074        8,426
   Accrued expenses                                     1,825          929
                                                    ---------    ---------
      Total current liabilities                        10,557       21,513

Debt, excluding current installments                   41,667       44,167
Other liabilities                                         259          272
                                                    ---------    ---------
      Total liabilities                                52,483       65,952

Stockholders' Equity:
   Common stock                                           580          529
   Additional paid-in capital                          10,392       14,819
   Retained earnings                                   27,996       26,685
                                                    ---------    ---------
                                                       38,968       42,033
Less treasury stock at cost;
   0 shares and 1,312,401 shares of common stock,
        respectively                                       --      (13,927)
                                                    ---------    ---------
      Total stockholders' equity                       38,968       28,106
                                                    ---------    ---------

      Total liabilities and stockholders' equity    $  91,451    $  94,058
                                                    =========    =========


     See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands of dollars, except per share data)
(Unaudited)

                                                   THREE MONTHS ENDED                           NINE MONTHS ENDED
                                                       SEPTEMBER 30,                               SEPTEMBER 30,
                                      -------------------------------------------    ------------------------------------------
                                               2001                   2000                     2001                     2000
                                      --------------------    -------------------    -------------------    -------------------
REVENUES                               $ 10,975     100.0%    $  9,344     100.0%    $ 30,478     100.0%      25,480     100.0%

Cost of revenues:
  Labor and other operating expenses      6,060      55.2%       6,282      67.2%      18,116      59.5%      16,561      65.0%
  Depreciation, depletion and
      amortization                        1,603      14.6%       1,057      11.3%       4,301      14.1%       3,276      12.9%
                                       --------     -----     --------     -----     --------     -----     --------     -----
                                          7,663      69.8%       7,339      78.5%      22,417      73.6%      19,837      77.9%
                                       --------     -----     --------     -----     --------     -----     --------     -----

GROSS PROFIT                              3,312      30.2%       2,005      21.5%       8,061      26.4%       5,643      22.1%

  Selling, general & administrative
      expenses                              939       8.6%       1,008      10.8%       2,909       9.5%       2,816      11.0%
                                       --------     -----     --------     -----     --------     -----     --------     -----

OPERATING PROFIT                          2,373      21.6%         997      10.7%       5,152      16.9%       2,827      11.1%

  Other expenses (income):
    Interest expense                      1,229      11.2%         721       7.7%       2,900       9.5%       2,542      10.0%
    Other (income), net                     (22)     (0.2%)       (104)     (1.1%)        (76)     (0.2%)       (654)     (2.6%)
                                       --------     -----     --------     -----     --------     -----     --------     -----

                                          1,207      11.0%         617       6.6%       2,824       9.3%       1,888       7.4%
                                       --------     -----     --------     -----     --------     -----     --------     -----

INCOME BEFORE TAXES                       1,166      10.6%         380       4.1%       2,328       7.6%         939       3.7%
                                       --------     -----     --------     -----     --------     -----     --------     -----

Income tax expense                          291       2.6%          95       1.0%         582       1.9%         235       0.9%
                                       --------     -----     --------     -----     --------     -----     --------     -----

  NET INCOME                           $    875       8.0%    $    285       3.1%    $  1,746       5.7%    $    704       2.8%
                                       ========     =====     ========     =====     ========     =====     ========     =====

INCOME PER SHARE
     OF COMMON STOCK:
          Basic                        $   0.15               $   0.07               $   0.32               $   0.18
                                       ========               ========               ========               ========

          Diluted                      $   0.15               $   0.07               $   0.32               $   0.18
                                       ========               ========               ========               ========


     See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)
(Unaudited)

                                                                 NINE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                                --------------------
                                                                  2001        2000
                                                                --------    --------
OPERATING ACTIVITIES:
  Net income                                                    $  1,746    $    704
  Adjustments to reconcile net income to net cash provided by
      (used in) operating activities:

    Depreciation, depletion and amortization                       4,820       3,598
    Deferred income taxes (benefit)                                   (1)        (76)
    Loss/(gain) on sale of property, plant and equipment               9         (16)
    Current assets, net change[1]                                 (3,368)       (635)
    Other assets                                                    (620)       (384)
    Current liabilities, net change[2]                            (4,456)      2,950
    Other liabilities                                                (13)        (85)
                                                                --------    --------
    Net cash provided by (used in) operating activities         $ (1,883)   $  6,056

INVESTING ACTIVITIES:
  Purchase of property, plant and equipment                     $ (3,120)   $(25,001)
  Proceeds from sale of property, plant and equipment                279          77
                                                                --------    --------
    Net cash used in investing activities                       $ (2,841)   $(24,924)

FINANCING ACTIVITIES:
  Payment of common stock dividends                             $   (435)   $   (300)
  Proceeds from borrowings                                         3,325       5,000
  Repayment of debt                                              (12,325)     (1,667)
  Proceeds from rights offering, net                               9,551          --
                                                                --------    --------
    Net cash provided by financing activities                   $    116    $  3,033
                                                                --------    --------

  Net decrease in cash                                          $ (4,608)   $(15,835)
    Cash at beginning of period                                    5,072      18,021
                                                                --------    --------

    Cash at end of period                                       $    464    $  2,186
                                                                ========    ========


  Supplemental cash flow information:
    Interest paid                                               $  3,439    $  3,536
                                                                ========    ========

    Income taxes paid                                           $    291    $    595
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

              UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)




1.   Basis of Presentation

          The condensed consolidated financial statements included herein have been prepared by the Company without independent audit. In the opinion of the Company's management, all adjustments of a normal and recurring nature necessary to present fairly the financial position, results of operations and cash flows for the periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the period ended December 31, 2000. The results of operations for the three-month and nine-month periods ended September 30, 2001 are not necessarily indicative of operating results for the full year.


2.   Inventories

          Inventories consisted of the following at:

        (In thousands of dollars)                              SEPTEMBER 30,   DECEMBER 31,
                                                                   2001            2000
                                                               -------------   -------------
Lime and limestone inventories:
  Raw materials                                                $       1,897   $       1,465
  Finished goods                                                         818             793
                                                               -------------   -------------
                                                                       2,714           2,258
   Service parts                                                       2,149           1,974
                                                               -------------   -------------
   Total inventories                                           $       4,863   $       4,232
                                                               =============   =============


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


          As of April 26, 2001, the Company renewed its revolving credit facility, which now expires on May 31, 2002. The revolving credit facility was increased from $4,000,000 to $5,000,000 and bears interest at LIBOR plus 1.40%, which rate will increase to a maximum of LIBOR plus 3.55% in accordance with a defined rate spread based upon the Company's then-current ratio of total funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA). At October 31, 2001, the Company had drawn down $2,325,000, and the average interest rate was 5.43%

          A summary of outstanding debt at the dates indicated is as follows:

     (In thousands of dollars)

                                                               SEPTEMBER 30,    DECEMBER 31,
                                                                   2001             2000
                                                               -------------   -------------
              Term loan                                        $      45,000   $      47,500
              Revolving credit facility                                2,325           3,825
              Subordinated promissory note                                --           5,000
                                                               -------------   -------------
                   Subtotal                                           47,325          56,325
              Less current installments                                5,658          12,158
                                                               -------------   -------------
              Debt, excluding current
                  installments                                 $      41,667   $      44,167
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

5.   Loss Contingencies


          On November 2, 2000, a husband and wife who own land in proximity to the Texas Lime facility filed a suit against the Company and Texas Lime Company, a subsidiary of the Company, in the 249th Judicial District Court, Johnson County, Texas. The suit alleges that Texas Lime has improperly released emissions that have caused property damage and personal injury to the plaintiffs. The suit purports to seek class action certification of all individuals who own property or reside within a five-mile radius of the facility. The amount of damages is unspecified.


          The Company and Texas Lime Company are seeking information through discovery to better understand the nature of their claims, and the type of relief sought. Based on the Company's current understanding of the facts involved in this matter, management is of the opinion that the matter will not have a material adverse effect on the Company's financial condition, results of operation, or cash flows.


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES


     Net cash used in operating activities was $1,883,000 for the nine months ended September 30, 2001, compared to net cash provided by operating activities of $6,056,000 for the nine months ended September 30, 2000. The decrease in cash was primarily attributable to a decrease in accounts payable as a result of the completion of Phase I of the Arkansas modernization and expansion project and an increase in accounts receivable due to increased sales volumes.


     The Company invested $3,120,000 in capital expenditures in the first nine months 2001, compared to $25,001,000 in the same period last year. Capital expenditures of approximately $715,000, down from the $1,506,000 reported previously after the final resolution of all outstanding matters with a contractor, related to the completion of Phase I of the modernization and expansion project at the Arkansas facility in the first nine months 2001, as compared to capital expenditures of approximately $18,950,000 on the project for the same period last year.


     During the fourth quarter 2000, the Company required additional capital because the costs to complete both Phase I of the Arkansas modernization and expansion project and the new pulverized limestone production line at Texas were significantly higher than originally anticipated and because the Company's cash flows and operating profits were lower than expected. To meet its short-term liquidity demands, the Company determined to make a pro-rata rights offering to its existing shareholders to raise $10,000,000 in additional equity capital.

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

     In addition, in late April 2001, the Company renewed and increased to $5,000,000 the revolving credit facility. The $5,000,000 revolving credit facility now expires in May 2002. At October 31, 2001, the Company had drawn down $2,325,000 from the facility. The Company believes that funds generated from operations and amounts still available under the revolving credit facility will be sufficient to meet the Company's liquidity and capital needs for the remainder of 2001.

     During the fourth quarter 2000, the Company commissioned a new line for the production of pulverized limestone at Texas Lime Company. This investment has allowed the Company to pursue new business opportunities and to better serve existing customers. The lack of reliability of a single production line had been a restraining factor on sales to several large customers requiring "around-the-clock" availability. The new line resulted in new customers during the first and second quarters 2001. During the first quarter 2001, certain additions were made to this production line to enhance its ability to produce pulverized limestone more consistently during inclement weather conditions. The total cost of the new pulverized limestone production line was approximately $2,300,000.

     As previously disclosed, as of the fourth quarter 2000, Phase I of the modernization and expansion project for the Arkansas plant required additional work in order to be fully operational and efficient. The Company completed this work in the second quarter 2001.

     Phase I of the Arkansas project involved the redevelopment of the quarry plant, rebuilding of the railroad to standard U.S. gauge, and installation of a rotary kiln with a preheater, and provides the Company with increased product storage and loading capacity. The new kiln, which began production in October 2000, is producing excellent quality lime and has enabled the Company to attract new customers that it previously could not serve. After final resolution of all outstanding matters with a contractor, the total cost of Phase I was approximately $33,000,000, a reduction from the $34,000,000 previously reported. The $33,000,000 included approximately $1,800,000 of costs associated with the pre-building of certain facilities for Phase II of the Arkansas project and the purchase of, but not all of the improvements to, the out-of-state terminal in Shreveport, Louisiana.

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

     The Company is not contractually committed to any planned capital expenditures until actual orders are placed for equipment. As of September 30, 2001, the Company had no liability for open equipment and construction orders.

     As of September 30, 2001, the Company had $47,325,000 in total debt outstanding.

RESULTS OF OPERATIONS

     Revenues increased to $10,975,000 in the third quarter 2001 from $9,344,000 in the third quarter 2000, an increase of $1,631,000, or 17.5%. The increase resulted from a 16.5% increase in sales volume and a 1.0% increase in prices. The increase in sales volumes was primarily attributed to increased lime sales at Arkansas and increased pulverized limestone sales at Texas, as a result of the Company's modernization and expansion efforts at the two facilities.

     During the third quarter 2001, demand slowed somewhat in the Texas market. In addition, the markets served by the Arkansas plant are continuing to tighten due to a number of factors, including the added new capacity, weaknesses in the steel and paper markets, and the effects of competitive pressures.

     Revenues for the nine months ended September 30, 2001 were $30,478,000, an increase of $4,998,000, or 19.6%, from the $25,480,000 reported for the nine months ended September 30, 2000. The increase resulted from a 18.3 % increase in sales volume and a 1.3% increase in prices.

     The Company's gross profit was $3,312,000 for the third quarter 2001, compared to $2,005,000 for the third quarter 2000, a 65.2% increase. Gross profit margin as a percentage of revenues for the third quarter 2001 increased to 30.2% from 21.5% in the same period 2000. Gross profit increased to $8,061,000 for the first nine months 2001, from $5,643,000 for the first nine months 2000, a 42.9% increase. Gross profit margin for the nine months ended September 30, 2001 increased to 26.4%, from 22.1% in the same period 2000.

     Gross profit and gross profit margins improved during the third quarter and for the first nine months 2001 due to the increased sales volumes and increased production efficiencies at both the Texas and Arkansas facilities. These increases helped to overcome the negative impact of higher depreciation expense resulting from the Company's modernization and expansion efforts, higher fuel prices during the first half of the year, a lightning strike in the middle of August at the Texas plant which curtailed production for almost a week, and unseasonable rain in Texas in September which reduced lime shipments to the construction market.

     Although the cost of natural gas continued to decrease in the third quarter 2001, and was slightly less expensive in the third quarter compared to the same period last year, the Company was negatively impacted by a total fuel (coal, coke and natural gas) price variance of approximately $800,000 for the first nine months 2001, compared to the first nine months last year. The cost of electricity for the third quarter approximated last year's cost for the comparable period; however, it was higher for the first nine months 2001 than in the first nine months 2000 due to the utility companies passing on their higher costs of fuel to produce the energy earlier in the year.

     The Company believes that the enhanced production capacity resulting from its modernization and expansion efforts at the Texas and Arkansas plants and the operational strategies implemented by management earlier this year has allowed the Company to increase production, improve product quality, and better serve existing customers and attract new customers. During the first nine months 2001, the Company has focused on increasing sales volumes, improving production efficiencies, reducing the size of the work force, containing costs, and implementing other management strategies to improve results of operations and maximize cash flow. To the extent that the Company's revenues may be impacted by the slowing economy and increasing competitive pressures, the Company must continue to work on further improving production efficiencies and containing costs at both plants, and seek additional sales for the increased capacity at the Arkansas facility, in order for the Company to sustain its current levels of revenues and gross profit.

     Selling, general and administrative expenses ("SG&A") decreased by $69,000, or 6.9%, to $939,000 in the third quarter 2001, compared to $1,008,000 in the third quarter 2000. As a percentage of sales, SG&A decreased to 8.6%, from 10.8% in the same period a year ago. SG&A increased by $93,000, or 3.3%, to $2,909,000 in the first nine months 2001, compared to $2,816,000 in the first nine months 2000, while decreasing as a percentage of sales to 9.5% from 11.0%.

     Interest expense in the third quarter 2001 was $1,229,000, compared to $721,000 in the third quarter 2000, after $488,000 had been capitalized as part of the Arkansas Phase I project costs in the third quarter 2000. Interest expense for the first nine months 2001 was $2,900,000, compared to $2,542,000 in the same period 2000. Interest costs of approximately $845,000 and $944,000 were capitalized in the first nine months 2001 and 2000, respectively.

     Other income decreased by $82,000 to $22,000 in the third quarter 2001, compared to $104,000 in the third quarter 2000. Other income decreased by $578,000 to $76,000 for the first nine months 2001, compared to $654,000 in the same period 2000. The decreases were primarily attributable to interest income received on funds held in escrow during the third quarter and first nine months 2000 to finance Phase I of the Company's Arkansas project.

     The Company reported net income of $875,000 ($0.15 per share) for the third quarter 2001, compared to net income of $285,000 ($0.07 per share) for the third quarter 2000, an increase of 207%. For the first nine months 2001, the Company reported net income of $1,746,000 ($0.32 per share), compared to net income of $704,000 ($0.18 per share) in the first nine months 2000, an increase of 148%. The Company achieved the increase in earnings per share for the third quarter and nine months ended September 30, 2001 even after taking into account the increase in the number of shares outstanding as a result of the Company's rights offering.

     EBITDA (earnings before interest, taxes, depreciation and amortization) was $4,053,000 for the third quarter ended September 30, 2001, an increase of 83.9% from third quarter 2000 EBITDA of $2,204,000. For the nine months ended September 30, 2001, EBITDA was $9,711,000, an increase of 41.1% from the $6,881,000 generated in the same period 2000.


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


PART II. OTHER INFORMATION


ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

               a.   Exhibits:

                    11   Statement re computation of per share earnings



               b.   Reports on Form 8-K:

                    The Company filed no Reports on Form 8-K during the quarter ended September 30, 2001.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 UNITED STATES LIME & MINERALS, INC.






November 5, 2001                 By:   /s/  Timothy W. Byrne
                                    --------------------------------------------
                                    Timothy W. Byrne
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)





November 5, 2001                 By:   /s/  Larry T. Ohms
                                    --------------------------------------------
                                    Larry T. Ohms
                                    Vice President of Finance, Corporate
                                    Controller and Secretary
                                    (Principal Financial and Accounting Officer)

                       UNITED STATES LIME & MINERALS, INC.



                          Quarterly Report on Form 10-Q
                                  Quarter Ended
                               September 30, 2001

                                Index to Exhibits


EXHIBIT
NUMBER           DESCRIPTION
-------          ---------------------------------------------------------------
11               Statement re computation of per share earnings