Form 10-K405
period 2001-12-31
UNITED STATES LIME & MINERALS INC
filed 2002-03-27
CIK 82020

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(Mark One)
           (X)    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2001
                                       OR
           ( )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File Number 0-4197

                       UNITED STATES LIME & MINERALS, INC.
             (Exact name of Registrant as specified in its charter)

             TEXAS                                   75-0789226
-------------------------------         ---------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
incorporation or organization)

13800 MONTFORT DRIVE, SUITE 330, DALLAS, TEXAS         75240
----------------------------------------------        ---------
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

                               Yes [X]      No [ ]

   Indicate by a check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [X]

   The aggregate market value of Common Stock held by non-affiliates as of March 25, 2002: $11,001,778.

   Number of shares of Common Stock outstanding as of March 25, 2002: 5,799,845.


                       DOCUMENTS INCORPORATED BY REFERENCE

         Part III incorporates information by reference from the Registrant's definitive Proxy Statement to be filed for its 2002 Annual Meeting of Shareholders. Part IV incorporates certain exhibits by reference from the Registrant's previous filings.

                                TABLE OF CONTENTS

                                                                                 PAGE
                                                                                 ----
PART I.............................................................................1

    ITEM 1.    BUSINESS............................................................1
               General.............................................................1
               Business and Products...............................................1
               Product Sales.......................................................1
               Order Backlog.......................................................1
               Seasonality.........................................................2
               Limestone Reserves..................................................2
               Mining..............................................................2
               Plants and Facilities...............................................3
               Employees...........................................................4
               Competition.........................................................4
               Environmental Matters...............................................4

    ITEM 2.    PROPERTIES..........................................................5

    ITEM 3.    LEGAL PROCEEDINGS...................................................5

    ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................5

PART II............................................................................5

    ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS.................................................5

    ITEM 6.    SELECTED FINANCIAL DATA.............................................6

    ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS.......................7

    ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.........16

    ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA........................16

    ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE................................17

PART III..........................................................................17

PART IV...........................................................................17

    ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
               ON FORM 8-K........................................................17

               SIGNATURES.........................................................21

                                     PART I

ITEM 1. BUSINESS.

         GENERAL. The business of United States Lime & Minerals, Inc. (the "Company" or the "Registrant"), which was incorporated in 1950, is the production and sale of lime and limestone products. The Company extracts high-quality limestone from its quarries and processes it for sale as pulverized limestone, quicklime, and hydrated lime. These operations were conducted throughout 2001 by three wholly-owned subsidiaries of the Company: Arkansas Lime Company, Colorado Lime Company and Texas Lime Company.

         The Company's principal corporate office is located at 13800 Montfort Drive, Suite 330, Dallas, Texas 75240.

         BUSINESS AND PRODUCTS. The Company extracts high-quality limestone from our quarries and then processes it for sale as pulverized limestone, quicklime, and hydrated lime. Pulverized limestone (also referred to as ground calcium carbonate) is a dried product ground to granular and finer sizes. Quicklime (calcium oxide) is produced by heating limestone to very high temperatures in kilns in a process called calcination. Hydrated lime (calcium hydroxide) is produced by reacting quicklime with water in a controlled process to produce a dry, white powder.

         Pulverized limestone is used primarily in the production of construction materials such as roofing shingles and asphalt paving, as an additive to agriculture feeds, as a soil enhancement, and for mine safety dust in coal mining operations. Quicklime is used primarily in the manufacturing of paper products, in sanitation and water filtering systems, in metal processing, and in soil stabilization for highway and building construction. Hydrated lime is used primarily in municipal sanitation and water treatment, in soil stabilization for highway and building construction, in the production of chemicals, and in the production of construction materials such as stucco, plaster, and mortar.

         PRODUCT SALES. In 2001, the Company sold the majority of its products in the states of Arkansas, Colorado, Kansas, Louisiana, Mississippi, Missouri, New Mexico, Oklahoma, Tennessee, and Texas. Sales are made primarily by the Company's seven sales employees who call on potential customers and solicit orders which are generally made on a purchase-order basis. The Company also receives orders in response to bids that it prepares and submits to potential customers.

         Principal customers for the Company's lime and limestone products are highway, street, and parking lot contractors, chemical producers, paper manufacturers, roofing shingle manufacturers, steel producers, glass manufacturers, municipal sanitation and water treatment facilities, poultry and cattle feed producers, governmental agencies, and electrical utility companies.

         Approximately 650 customers accounted for the Company's sales of lime and limestone products during the year ended December 31, 2001. No single customer accounted for more than 10% of such sales. The Company is not subject to significant customer risks as its customers are considerably diversified as to geographic location and industrial concentration. However, given the nature of the lime and limestone industry, the Company's profits are very sensitive to changes in sales volume.

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

         SEASONALITY. The Company's sales have historically reflected seasonal trends, with the largest percentage of total annual revenues being realized in the second and third quarters. Lower seasonal demand normally results in reduced shipments and revenues in the first and fourth quarters. Inclement weather conditions generally have a negative impact on the demand for lime and limestone products supplied to construction related customers, as well as on the Company's open-pit mining operations.

         LIMESTONE RESERVES. The Company has two subsidiaries that extract limestone from open-pit quarries: Texas Lime Company, which is located 14 miles from Cleburne, Texas, and Arkansas Lime Company, which is located near Batesville, Arkansas. A third subsidiary, Colorado Lime Company, owns limestone resources at Monarch Pass located 15 miles west of Salida, Colorado. No mining took place on the Colorado property in 2000 or 2001. Existing crushed stone stockpiles on the property were used to provide feedstock to the plant in Salida. Access to all locations is provided by paved roads.

         Texas Lime Company operates upon a tract of land containing approximately 470 acres, including the Cleburne Quarry. In January 1999, the Company purchased approximately 400 acres of additional land and now owns approximately 2,700 acres adjacent to the quarry. Both the quarry and the adjacent land contain known high-quality limestone reserves in a bed averaging 28 feet in thickness, with an overburden that ranges from 0 to 50 feet. The Company also has mineral interests in approximately 560 acres of land adjacent to the northwest boundary of the Company's property. The calculated reserves, as of December 31, 2001, were approximately 40,000,000 tons of proven reserves plus approximately 91,000,000 tons of probable reserves. Assuming the current level of production is maintained, the Company estimates that these reserves are sufficient to sustain operations for approximately 100 years.

         Arkansas Lime Company operates the Batesville Quarry and has lime and limestone production facilities on a second site linked to the quarry by its own standard-gauge railroad. The active quarry operations cover approximately 725 acres of land containing a known deposit of high-quality limestone. The average thickness of the high-quality limestone deposit is approximately 70 feet, with an average overburden thickness of 35 feet. The Company also owns approximately 325 additional acres containing additional high-quality limestone deposits adjacent to the present quarry but separated from it by a public highway. The average thickness of this second high-quality limestone deposit is approximately 55 feet, with an average overburden of 20 feet. The calculated reserves, as of December 31, 2001, were approximately 22,000,000 tons of proven reserves plus an additional 33,500,000 tons of probable reserves. Assuming the present level of production available with Phase I of the Arkansas modernization and expansion project completed, the Company estimates that reserves are sufficient to sustain operations for approximately 75 years. However, this estimate is reduced to 50 years assuming that the Arkansas facility reaches projected production levels after the planned Phase II modernization and expansion.

         Colorado Lime Company acquired the Monarch Pass Quarry in November 1995 and has not carried out any mining on the property. A review of the potential limestone resources has been completed by independent geologists, however, the Company has not initiated a drilling program. Consequently, it is not possible to identify and categorize reserves. The Monarch Pass Quarry, which had been operated for many years until its closure in the early nineties, contains a mixture of limestone types, including high-quality calcium limestone and dolomite. The Company expects to continue to utilize remaining crushed stone stockpiles to supply its processing plant in nearby Salida.

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

         PLANTS AND FACILITIES. The Company produces lime and/or limestone products at three plants:

         The Cleburne, Texas plant, which has recently undergone modernization and expansion, has an annual capacity of approximately 470,000 tons of quicklime from three rotary kilns. The plant has pulverized limestone equipment which has a capacity to produce approximately 1,000,000 tons of pulverized limestone annually, depending on the product mix. In addition to the Cleburne plant, the Company owns a dormant plant which is located near Blum, Texas on a tract of land covering approximately 524 acres. The Blum plant was acquired in 1989, and its kilns have not been operated since that time. The Company has no plans to operate the kilns at this facility; however, the plant's storage and shipment facilities are currently being utilized.

         The Arkansas lime production plant is situated at the Batesville Quarry. The limestone and hydrate facilities are situated on a tract of 290 acres located approximately two miles from the Batesville Quarry to which it is connected by a Company-owned standard gauge railroad. Utilizing one rotary kiln, this plant has an annual capacity of approximately 200,000 tons of quicklime. The plant has two grinding systems which, depending on the product mix, have the capacity to produce 700,000 tons of pulverized limestone annually.

         Over the past decade, Arkansas Lime Company has lost various accounts due to poor product quality and service from the now retired vertical lime kilns which were installed in the 1920's. In 1999, the Company commenced a modernization and expansion of the Arkansas facility, to be completed in two phases, which is designed to expand production and improve quality and service, enabling Arkansas Lime Company to compete for new accounts and for the accounts of former customers lost due to quality and service issues. Phase I, which was completed in the second quarter of 2001, involved the redevelopment of the quarry plant, rebuilding of the railroad to standard gauge, purchase of a facility to establish an out-of-state terminal in Shreveport, Louisiana, installation of a new rotary kiln with preheater, and additional product storage and loading capacity. Completion of Phase I provides the Company with modern quarry and lime manufacturing facilities, with an annual production capacity of approximately 200,000 tons of quicklime.

         The Company has plans to refurbish the distribution terminal in Shreveport, Louisiana, connected to the Kansas City Southern railroad, to provide lime storage and distribution capacity to service markets in Louisiana and East Texas. This terminal may be completed prior to or in conjunction with Phase II of the Arkansas project. Phase II, which the Company has determined to delay at this time, would further expand lime production capacity at Arkansas to approximately 400,000 tons of quicklime by the installation of a second new rotary kiln and preheater and additional storage capacity.

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

         Colorado Lime Company operates a limestone drying, grinding, and bagging facility, with an annual capacity of approximately 50,000 tons, on 7.9 acres of land in Salida, Colorado. The property is leased from the Union Pacific Railroad for a term of 5 years, commencing June 1999, with renewal options for a further 10 years. A rail loading spur is available, although the Company does not currently ship any products by rail. This plant's facilities also include a small rotary lime kiln which is permitted for operation but is presently dormant. A mobile stone crushing and screening plant is situated at the Monarch Pass Quarry, to produce agricultural grade limestone, with an annual capacity of up to 40,000 tons.

         The Company believes that its processing plants are adequately maintained and insured. Both the Texas and Arkansas plants have recently been modernized and expanded. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -Financial Condition."

         EMPLOYEES. The Company employed, at December 31, 2001, 200 persons, 23 of whom are engaged in administrative and management activities and 7 of whom are engaged in sales activities. Of the Company's 167 production employees, 113 are covered by two collective bargaining agreements. The Texas facility agreement expires in November 2002. A new collective bargaining agreement related to the Arkansas facility was entered into in January 2002. This agreement expires in January 2005.

         COMPETITION. The lime industry is highly localized and competitive, with quality, price, ability to meet customer demand, and proximity to customers being the prime competitive factors. The Company's competitors are predominantly private companies.

         In recent years, the demand for lime has been relatively strong. The Transportation Equity Act for the 21st Century, signed into law in June 1998, provides federal funding for highway construction; therefore, the Company believes that there will be a continuing strong level of demand by the highway construction sector for lime products used in highway construction for the next few years.

         The lime industry is characterized by high barriers to entry, including: the scarcity of high-quality limestone deposits on which the required zoning and permits for extraction can be obtained; the need for lime plants to be located close to markets and railroad networks to enable cost-effective production and distribution; recent clean air and anti-pollution legislation which has made it more difficult to obtain permitting for new sources of emissions, such as lime kilns; and the high capital cost of the facilities. These considerations reinforce the premium value of operations having permitted, long-term, high-quality mineral reserves and good locations relative to markets. Producers tend to be concentrated on known limestone formations where competition takes place on a local basis. The industry as a whole has expanded its customer base and, while the steel industry is still the largest market sector, also counts pulp and paper producers and road builders among its major customers. In recent years, the environmental-related uses for lime have been expanding, including use in flue gas desulfurization and the treatment of both waste and potable water.

         There is a continuing trend of consolidation in the lime and limestone industry, with the three largest lime companies now accounting for more than two-thirds of North American lime capacity. In addition to the consolidations, and often in conjunction with them, many lime producers have undergone modernization and expansion projects to upgrade their processing equipment in an effort to improve operating efficiency. The Company's Texas and Arkansas modernization and expansion projects should allow it to continue to remain competitive, protect its markets, and position itself for the future. In addition, the Company will continue to evaluate external opportunities for expansion. However, the Company may have to revise its strategy, or otherwise find ways to enhance the value of the Company, including entering into strategic partnerships, mergers, or other transactions.

         ENVIRONMENTAL MATTERS. The Company owns or controls large areas of land upon which it operates limestone quarries and their associated processing plants with inherent environmental responsibilities.

         The Company's operations are subject to various federal, state, and local environmental laws and regulations, including the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, and the Comprehensive Environmental Response, Compensation, and Liability Act, as well as the Toxic Substances Control Act. The rate of change of such legislation has been rapid over the last decade, and compliance can require significant expenditures. For example, recent federal legislation required Texas Lime Company and Arkansas Lime Company to apply for "Title V" renewable operating permits which have significant on-going compliance monitoring costs. While the Company cannot be certain that it will always be able to comply with changing requirements without a material impact on its business, it is not aware of any such impending change. In response to both the environmental requirements and certain violations of environmental regulations, the Company incurred capital expenditures of approximately $400,000 in 2001 and $200,000 in 2000 on environmental compliance and is planning to incur approximately $400,000 in 2002 excluding major capital projects. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Financial Condition."

         In the judgment of management, expenditure requirements for future environmental compliance will continue to increase as reporting standards are increased; however, such expenditures are not of such dimension as to have a materially adverse effect on the Company's financial condition, results of operation, cash flows, or competitive position.

         The Company's recurring costs associated with managing and disposing of potentially hazardous substances (such as fuels and lubricants used in operations) and maintaining pollution control equipment amounted to approximately $250,000 in both 2001 and 2000. The Company has not been named as a potentially responsible party in any superfund cleanup site.


ITEM 2. PROPERTIES.

         Reference is made to Item 1 of this Report for a description of the properties of the Company, and such description is hereby incorporated by reference in answer to this Item 2. As discussed in Note 3 of Notes to Consolidated Financial Statements, the Company's plant facilities and mineral reserves are subject to encumbrances to secure the Company's loans.


ITEM 3. LEGAL PROCEEDINGS.

         Information regarding legal proceedings is set forth in Note 6 of Notes to Consolidated Financial Statements and is hereby incorporated by reference in answer to this Item 3.

         Additionally, in January 2002, the Company settled, without a material impact on our financial statements, a suit filed in late 2000 by a husband and wife who owned land in proximity to Texas Lime Company.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Company did not submit any matters to a vote of security holders during the fourth quarter 2001.


                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's Common Stock is quoted on the Nasdaq National Market(R) under the symbol "USLM." As of March 25, 2002, the Company had 515 stockholders of record.

         As of March 25, 2002, the Company had 500,000 shares of $5.00 par value preferred stock authorized; however, none had been issued.

         The high and low sales prices for the Company's Common Stock for the periods indicated, as well as dividends declared, were:


                                2001                           2000
                   ----------------------------    ----------------------------
                     MARKET PRICE                    MARKET PRICE
                   ----------------   DIVIDENDS    ---------------    DIVIDENDS
                    LOW       HIGH    DECLARED      LOW      HIGH      DECLARED
                   -----     -----    ---------    -----     -----    ---------
First Quarter      $4.81     $5.38     $0.025      $6.25     $8.50     $0.025
Second Quarter     $4.50     $5.00     $0.025      $6.63     $8.50     $0.025
Third Quarter      $4.91     $6.54     $0.025      $6.44     $7.13     $0.025
Fourth Quarter     $4.40     $6.55     $0.025      $4.25     $6.75     $0.025

ITEM 6. SELECTED FINANCIAL DATA.

                                          (dollars in thousands, except per share amounts)

                                                        YEARS ENDED DECEMBER 31,
                                          ------------------------------------------------
                                           2001       2000       1999      1998      1997
                                          -------    ------     ------    ------    ------
                                                    RESTATED
                                                      (a)         (b)       (b)       (c)
                                          -------    ------     ------    ------    ------
Operating results
     Revenues                             $39,753    32,456     31,537    28,769    32,404
     Gross profit                          10,465     6,505      9,097     7,061     5,419
     Operating profit                       6,390     2,569      5,615     3,698       899
     Income (loss) before taxes             2,184      (820)     3,377     3,854       994
     Net income (loss)                    $ 1,773      (635)     2,533     2,929     3,096

Income (loss) per share of common stock
     Basic earnings (loss)                $  0.32     (0.16)      0.64      0.74      0.79
                                          =======   =======    =======   =======   =======
     Diluted earnings (loss)              $  0.32     (0.16)      0.64      0.74      0.78
                                          =======   =======    =======   =======   =======

                                                          AS OF DECEMBER 31,
                                          ------------------------------------------------
                                           2001       2000       1999      1998      1997
                                          -------    ------     ------    ------    ------
                                                    RESTATED
                                                      (a)
                                          -------    ------     ------    ------    ------
  Total assets                            $89,409    93,614     77,688    51,090    33,520
  Long-term debt,
       excluding current installments     $40,833    44,167     42,500    16,196     2,167
  Stockholders' equity per
       outstanding share                  $  6.64      6.97       7.23      6.70      6.11
  Cash dividends per share                $  0.10      0.10       0.10      0.10      0.10
  Employees at year end                       200       212        205       200       201


---------

     (a) See Note 2 of Notes to Consolidated Financial Statements regarding the restatement of 2000 financial statements.

     (b) See Note 2 of Notes to Consolidated Financial Statements regarding the reclassifications of 1999 and 1998 financial statements.

     (c) Includes a loss on sale of Corson Lime Company assets of $405, net of related tax benefit ($506 gross), and the recognition of $2,300 in previously reserved deferred tax assets.


See "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosures of contingent liabilities, at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions.

         Critical accounting policies are defined as those that are reflective of significant management judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. We believe that significant management judgments and uncertainties, which could potentially have a material effect on results, are required in determining our provision for income taxes, deferred tax assets and liabilities, and any valuation allowances recorded against net deferred tax assets. For a detailed discussion of the application of this and other accounting policies, see Note 1 and Note 5 of Notes to Consolidated Financial Statements.

         RESULTS OF OPERATIONS.

         The following table sets forth selected financial information of the Company expressed as a percentage of revenues for the periods indicated:

                                                 YEAR ENDED DECEMBER 31,
                                                 -----------------------
                                                 2001     2000     1999
                                                 ----     ----     ----
                                                        RESTATED
                                                          (a)       (b)
                                                 ----     ----     ----
Revenues                                          100%     100%     100%

Cost of revenues
     Labor and other operating expenses           (59)     (65)     (57)
     Depreciation, depletion and amortization     (15)     (15)     (14)
                                                 ----     ----     ----
         GROSS PROFIT                              26       20       29

Selling, general and administrative expenses      (10)     (12)     (11)
                                                 ----     ----     ----
         OPERATING PROFIT                          16        8       18

Other (expenses) income:
     Interest expense                              (9)     (10)      (8)
     Other, net                                    (1)      (1)       1

Federal and state income tax (expense) benefit     (1)       1       (3)
                                                 ----     ----     ----

         NET INCOME (LOSS)                          5%      (2%)      8%
                                                 ====     ====     ====

---------

     (a) See Note 2 of Notes to Consolidated Financial Statements regarding the restatement of 2000 financial statements.

     (b) See Note 2 of Notes to Consolidated Financial Statements regarding the reclassification of 1999 financial statements.


         EMBEZZLEMENTS. On January 31, 2002, the Company announced that it had discovered that an employee who recently left the Company may have improperly diverted Company funds without authorization. Trading in the Company's common stock on the Nasdaq National Market(R) ("Nasdaq") was halted, management took immediate steps to enhance internal controls and related procedures, and the Audit Committee of the Company's Board of Directors retained outside counsel to conduct a special investigation into the matter. The

Audit Committee also retained an independent accounting firm to review the Company's internal controls and make recommendations for additional improvements, and the Company has begun to implement the recommended improvements. The Company also contacted the Securities and Exchange Commission (the "SEC"), as well as criminal authorities, and is cooperating with the SEC, Nasdaq, and criminal authorities with respect to their investigations into this matter.

         The Company's former Vice President -- Finance, Controller, Treasurer, and Secretary, Larry Ohms (the "Former VP Finance"), over a period of four years beginning in 1998, embezzled approximately $2,179,000 from the Company. The Former VP Finance voluntarily resigned from the Company on January 22, 2002, approximately one week before the Company discovered the defalcations. The Company has since filed suit against the Former VP Finance. The Former VP Finance has stated that no one else at the Company was involved in perpetrating the embezzlements. From the results of the special investigation, the Company believes this statement to be accurate.

         On March 14, 2002, the Company received $500,000 in insurance proceeds from the Company's insurance policies covering employee theft. The $500,000 was recorded on the Consolidated Balance Sheet at December 31, 2001 in prepaid expenses and other assets, and recognized in the Consolidated Statement of Operations in other income in the fourth quarter 2001. In addition, the Company has retained counsel for assistance in its efforts to recover the embezzled funds from the Former VP Finance, and to pursue possible civil actions on behalf of the Company against third parties. The Former VP Finance has claimed not to have any funds. At this time, it is too early to determine if any additional recoveries beyond the insurance proceeds will be realized. Any future recoveries will be recognized in the quarters in which the recoveries are realized, and the expenses of the Company's special investigation, the Company's cooperation with the SEC, Nasdaq, and criminal authorities in their investigations, and the Company's ongoing recovery efforts will be recognized as incurred.

         Of the total amount embezzled, $126,000 was embezzled during 1998, $282,000 was embezzled during 1999, $791,000 was embezzled during 2000, and $980,000 was embezzled during 2001. The Former VP Finance used a variety of methods to hide the embezzlements. Funds embezzled during 1998 were improperly expensed to selling, general and administrative expenses. Funds embezzled during 1999 were improperly expensed to labor and other operating expenses. Of the $791,000 that was embezzled in 2000, $328,000 was improperly expensed to labor and other operating expenses, and $463,000 was improperly recorded as prepaid financing costs within other assets, net. Funds embezzled during 2001 totaling $980,000 ($167,000 in the fourth quarter 2001) were also improperly recorded as prepaid financing costs in other assets, net. As a result of the fraudulent entries in other assets, net during 2000 ($463,000) and 2001 ($980,000), the Company improperly recognized excess amortization of its prepaid financing costs, as a component of interest expense, of $19,000 for the year ended December 31, 2000 and $166,000 for the nine months ended September 30, 2001.

         As a result of the embezzlements, the Company reclassified to other expenses $126,000 in 1998, and $282,000 in 1999, and removing those amounts from selling, general and administrative expenses, and labor and other operating expenses, respectively. The embezzlements had a material effect on the Company's financial statements for fiscal year 2000 and the first three quarters 2001. Therefore, the Company is restating its financial statements for 2000 and the first three quarters 2001. In addition to the correction for the overstated prepaid financing costs for 2000 and the first three quarters 2001, and the reclassification of excess interest expense to other expenses, the Company's restatements resulted in an additional loss of $344,000 ($0.09 per share) net of income tax benefits ($444,000 gross) in 2000, and a reduction in net income of $525,000 ($0.10 per share) net of income tax benefits ($647,000 gross) for the nine months ended September 30, 2001. For the three months ended December 31, 2001, the recognition of the $500,000 insurance recovery, offset by the $167,000 in embezzlement expenses, in the quarter resulted in $270,000 ($0.05 per share) net of income tax benefits ($332,000 gross) additional net income for the period.

         The Company's reclassified financial statements for 1999 and restated financial statements for 2000 are as follows:

CONSOLIDATED STATEMENTS OF                        YEAR ENDED               YEAR ENDED
OPERATIONS                                    DECEMBER 31, 1999        DECEMBER 31, 2000
                                          ------------------------   ---------------------
(dollars in thousands, except                 AS           AS           AS           AS
per share amounts)                         REPORTED   RECLASSIFIED   REPORTED     RESTATED
                                          ---------   ------------   --------     --------
Revenues                                  $ 31,537       31,537       32,456       32,456
Cost of revenues:
  Labor and other operating expenses        18,295       18,013       21,408       21,080
  Depreciation, depletion and
    amortization                             4,427        4,427        4,871        4,871
                                          --------     --------     --------     --------
                                            22,722       22,440       26,279       25,951
                                          --------     --------     --------     --------
GROSS PROFIT                                 8,815        9,097        6,177        6,505
  Selling, general and
administrative expenses                      3,482        3,482        3,936        3,936
                                          --------     --------     --------     --------
OPERATING PROFIT
                                             5,333        5,615        2,241        2,569
Other expenses (income):
  Interest expense                           2,561        2,561        3,174        3,155
  Other, net                                  (605)        (323)        (557)         234
                                          --------     --------     --------     --------
                                             1,956        2,238        2,617        3,389
                                          --------     --------     --------     --------

INCOME (LOSS) BEFORE TAXES                   3,377        3,377         (376)        (820)
  Income tax expense (benefit), net            844          844          (85)        (185)
                                          --------     --------     --------     --------
NET INCOME  (LOSS)                        $  2,533        2,533         (291)        (635)
                                          ========     ========     ========     ========
     Basic earnings (loss) per share      $   0.64         0.64        (0.07)       (0.16)
                                          ========     ========     ========     ========
     Diluted earnings (loss) per share    $   0.64         0.64        (0.07)       (0.16)
                                          ========     ========     ========     ========

CONSOLIDATED BALANCE SHEETS                       DECEMBER 31, 2000
                                              -------------------------
(dollars in thousands)                        AS REPORTED   AS RESTATED
                                              -----------   -----------
ASSETS
Current assets:
  Cash and cash equivalents                     $ 5,072        5,072
  Trade receivables, net                          4,101        4,101
  Inventories                                     4,232        4,232
  Prepaid expenses and other assets                 263          263
                                                -------      -------
Total current assets                             13,668       13,668

Property, plant and equipment, net               75,667       75,667
Deferred taxes
                                                  2,453        2,453
Other assets, net
                                                  2,270        1,826
                                                -------      -------
TOTAL ASSETS                                    $94,058       93,614
                                                =======      =======
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current installments of debt                  $12,158       12,158
  Accounts payable
                                                  8,426        8,426
  Accrued expenses                                  829          929
                                                -------      -------
Total current liabilities                        21,513       21,413

Debt, excluding current installments             44,167       44,167
Other liabilities                                   272          272
                                                -------      -------
TOTAL LIABILITIES                                65,952       65,852

Stockholder's equity                             28,106       27,762
                                                -------      -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $94,058       94,058
                                                =======      =======


         The following year-to-year comparisons of 2001 vs. 2000 and 2000 vs. 1999 reflect the restatement for 2000 and reclassification for 1999. See Note 2 of Notes to Consolidated Financial Statements.

                                  2001 VS. 2000

         Revenues increased to $39,753,000 in 2001 from $32,456,000 in 2000, an increase of $7,297,000, or 22.5%. This increase was a result of a 21.2% increase in sales volume and a 1.3% increase in sales price. The increased sales were attributable to increased lime sales at Arkansas Lime Company and, to a lesser extent, increased pulverized limestone sales at Texas Lime Company.

         The Company's gross profit was $10,465,000 for 2001 compared to $6,505,000 for 2000, a $3,960,000, or 60.8%, increase. As a percentage of revenues, gross profit margin increased to 26.3% in 2001 from 20.0% in 2000. Gross profit and gross profit margins improved during the year due to the increased sales volumes and increase production efficiencies at both the Texas and Arkansas facilities. These increases helped to overcome the negative impact of higher depreciation expense resulting from the Company's modernization and expansion efforts. Although, the cost of natural gas decreased during the second half of 2001, the Company was negatively impacted by a total fuel (coal, coke and natural gas) price variances of approximately $700,000 versus fuel costs in 2000.

         Selling, general and administrative ("SGA") expenses increased by $139,000, or 3.5%, to $4,075,000 in 2001 from $3,936,000 in 2000, mainly as a result of increased bonus expense. As a percentage of revenues, SGA expenses decreased to 10.3% in 2001 from 12.1% in 1999. The decrease in SGA as a percentage of revenues is the result of sales increases of 22.5% without any increase in the Company's sales force.

         Interest expense increased 21.1% to $3,821,000 in 2000 from $3,155,000 in 2000. The increase was primarily the result of the Company's decreased level of capitalized interest related to the modernization and expansion project at Arkansas as a result of it's completed in April 2001. Interest capitalized was $845,000 in 2001 compared to $1,600,000 in 1999.

         The Company's net income for 2001 was $1,773,000 ($0.32 per share) compared to a net loss of $635,000 ($0.16 per share) in 2000. In addition to the several factors listed above, in 2001 the Company was adversely affected by a decrease in interest income of $512,000 as a result of lower cash balances, offset by a decrease of $311,000 in embezzlement expenses, net of insurance proceeds (or $224,000, net of taxes) versus 2000.

                                  2000 VS. 1999

         Revenues increased to $32,456,000 in 2000 from $31,537,000 in 1999, an increase of $919,000, or 2.9%. This increase was the result of a 1.1% increase in sales volume and a 1.8% increase in sales price. The increased sales were predominately the result of the strong demand in Texas, partially offset by the reduced sales at Arkansas as a result of the delays in the completion of the Phase I project.

         The Company's gross profit was $6,505,000 for 2000 compared to $9,097,000 for 1999, a $2,592,000, or 28.5%, decrease. As a percentage of revenues, gross profit margin decreased to 20.0% in 2000 from 28.9% in 1999. The delay in the completion of the new kiln for the Arkansas plant resulted in lost production opportunity costs, as well as lost sales for the second half 2000. In addition, the Company's operating results for 2000 were adversely affected by a number of other factors, including rapidly increasing fuel costs, particularly natural gas, lower sales of pulverized limestone used in roofing products, and unprecedented flooding at the Texas Lime Company facility in June 2000. The high cost of natural gas negatively impacted the results of Arkansas Lime Company, increasing operating costs because the old vertical kilns, now retired, could only burn gas. The June 2000 flooding in Texas caused a significant loss of production and the depletion of finished goods inventories, and led to increased costs through purchasing lime from outside sources to fulfill customer commitments.

         SGA expenses increased by $454,000, or 13.0%, to $3,936,000 in 2000 from $3,482,000 in 1999. As a percentage of revenues, SGA expenses increased to 12.1% in 2000 from 11.0% in 1999. The increase in SGA expenses was mainly caused by the increased efforts of sales personnel at Arkansas Lime, the effect of owning Colorado Lime for a whole year in 2000 compared to just a half year in 1999, and increased costs related to shipping charges.

         Interest expense increased 23.2% to $3,155,000 in 2000 from $2,561,000 in 1999. The increase was a result of the Company's increased amount of debt. Interest capitalized for the modernization and expansion project at Arkansas was $1,600,000 in 2000 and $167,000 in 1999.

         The Company's net loss for 2000 was $635,000 ($0.16 per share) compared to net income of $2,533,000 ($0.64 per share) for 1999. In addition to the several factors listed above, a $509,000 increase in embezzlement expenses (or $394,000, net of taxes) and the one-time write off of approximately $100,000 for the old vertical kilns at our Arkansas plant also negatively impacted the results for 2000.

FINANCIAL CONDITION.

         LIQUIDITY AND CAPITAL RESOURCES. Net cash provided by operating activities was $200,000 for 2001, compared to net cash provided by operating activities of $9,769,000 for 2000. The decrease in cash was primarily attributable to the payment of accounts payable as a result of the completion of Phase I of the Arkansas modernization and expansion project and an increase in accounts receivable due to increased sales volumes in 2001.

         The Company believes that the enhanced production capacity resulting from its modernization and expansion efforts at the Texas and Arkansas plants and the operational strategies implemented by management in the early part of 2001 allowed the Company to increase production, improve product quality, and better serve existing customers and attract new customers. During 2001, the Company has focused on increasing sales volume and improving production efficiencies, reducing the size of the work force, containing costs, and implementing other management strategies to improve results of operations and maximize cash flow. To the extent that the Company's revenues may be impacted by a slowing economy and increasing competitive pressures, the Company will continue to work on further improving production efficiencies at both plants, and seek additional sales for the increased capacity at the Arkansas facility in order for the Company to sustain its current levels of revenue and gross profit.

         At December 31, 2001, the Company had cash or cash equivalents totaling $606,000, compared with $5,072,000 at the end of 2000. The decreased balance is due primarily to funds spent on the modernization and expansion project at Arkansas Lime Company.

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

         During the fourth quarter 2000, the Company commissioned a new line for the production of pulverized limestone at Texas Lime Company. This investment has allowed the Company to pursue new business opportunities and to better serve existing customers. The lack of reliability of a single production line had been a restraining factor on sales to several large customers requiring "around-the-clock" availability. The new line resulted in new customers during 2001. During the first quarter of 2001, certain additions were made to this production line to enhance its ability to produce pulverized limestone more consistently during inclement weather conditions. The total cost of the new pulverized limestone production line was approximately $2,300,000.

         The Arkansas modernization and expansion project commenced with ground breaking in November 1999 and is expected to be completed in two phases: Phase I involved the redevelopment of the quarry plant, rebuilding of the railroad to standard gauge, the purchase of a facility to establish an out-of-state terminal in Shreveport, Louisiana, the installation of a rotary kiln with preheater, and increased product storage and loading capacity. The kiln in Phase I produced its first lime on October 22, 2000, which is of excellent quality and has been well received by customers. Phase I of the modernization and expansion project for the Arkansas plant required additional work in order to be fully operational and efficient. The Company completed this work in the second quarter 2001.

         After final resolution of all outstanding matters with a contractor, the total cost of Phase I was approximately $33,000,000, a reduction of approximately $1,000,000 from the $34,000,000 previously reported. The $33,000,000 included $1,800,000 of costs associated with the pre-building of certain facilities for Phase II of the Arkansas project and the purchase of, but not all of the improvements to, the out-of-state terminal in Shreveport, Louisiana.

         Phase II of the Arkansas project will further expand the plant's capacity through the installation of a second kiln with additional storage capacity, and includes the completion of the out-of-state terminal in Shreveport, Louisiana for distribution of the Company's products. The Company may complete the terminal before proceeding with Phase II.

         The Company has previously estimated that the additional costs to complete Phase II would be approximately $12,000,000. However, based on the Company's desire to add more capacity to store lime inventory than was originally planned, and general increases in costs, the Company now believes that the additional costs of Phase II, based on preliminary estimates, will be in the range of $16,000,000. The Company plans to proceed with Phase II and will continue to review the optimum time to start the project based on its future operating results, market demand, and the ability to secure competitive construction bids and financing.

         The Company invested $4,113,000 in capital expenditures in 2001, compared to $33,730,000 for 2000. Capital expenditures of approximately $715,000 related to the completion of Phase I of the Arkansas facility in 2001, as compared to capital expenditures of approximately $27,700,000 on the project in 2000.

         During the fourth quarter 2000, the Company required additional capital because the costs to complete both Phase I of the Arkansas modernization and expansion project and the new pulverized limestone production line at Texas were significantly higher than originally anticipated and because the Company's cash flows and operating profits were lower than expected. To meet its short-term liquidity demands, the Company made a pro-rata rights offering to its existing shareholders to raise $10,000,000 in additional equity capital. The rights offering closed on February 8, 2001, raising net proceeds of $9,551,000.

         BANKING FACILITIES AND OTHER DEBT. On April 22, 1999, the Company entered into a new credit agreement with a consortium of commercial banks for a $50,000,000 Senior Secured Term Loan (the "Loan"). The Loan is repayable over a period of approximately 8 years, maturing on March 30, 2007, and requires monthly principal payments of $277,778 which began April 30, 2000, with a final principal payment of $26,944,444 on March 30, 2007, which equates to a 15-year amortization. The Company paid a fee equivalent to 2-1/2% of the Loan value to the placement agent.

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

         The interest rate on the first $30,000,000 of the Loan is 8.875%. The subsequent installments bear interest from the date they were funded at 3.52% above the secondary market yield of the United States Treasury obligation maturing May 15, 2005. The blended rate for the additional $20,000,000 is 9.84%.

         In connection with the repayment of the prior term loan, the Company terminated an interest rate protection agreement, which it had entered into with its bank to change the interest rate from variable to fixed of $9,000,000 of its then-outstanding term debt (the "Swap Agreement"). As a result of the termination of the Swap Agreement, the Company was obligated to pay the bank a $102,000 termination payment, which was expensed in the second quarter 1999 as an adjustment to interest expense.

         On April 26, 2001, the Company renewed its revolving credit facility, with a new maturity date of May 31, 2002. The revolving credit facility was increased from $4,000,000 to $5,000,000 and bears interest at LIBOR plus 1.40%, which rate will increase to a maximum of 3.55% in accordance with a defined rate spread based upon the Company's then-current ratio of total funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA). Further, on December 31, 2001, the Company amended the revolving credit facility to extend the maturity date to July 31, 2002, and to allow for a contractual overadvance above the borrowing base limitation previously stated in the facility in an amount not to exceed $750,000 from December 31, 2001 through July 31, 2002. At December 31, 2001, the Company had drawn down $2,325,000 under the facility, and the average interest rate for 2001 was 7.46%.

         The Loan is secured by a first lien on substantially all of the Company's assets, with the exception of accounts receivable and inventories which secure the $5,000,000 revolving credit facility. The Loan agreement contains covenants that restrict the incurrence of debt, guaranties, and liens, and places certain restrictions on the payment of dividends and the sale of significant assets. The Company is also required to meet minimum debt service coverage ratios on an on-going basis and maintain a minimum level of tangible net worth.

         On December 27, 2000, the Company obtained a $5,000,000 bridge loan ("Bridge Loan") under normal commercial terms from Inberdon Enterprise, Ltd. ("Inberdon"), its majority shareholder. Inberdon owned approximately 51% of the outstanding stock of the Company at the time the Bridge Loan was made. The Bridge Loan was unsecured, carried interest at 9.75%, and matured on March 27, 2001. The Company repaid the Bridge Loan with a portion of the proceeds of the Company's rights offering which was completed on February 8, 2001. See Note 9 of Notes to Consolidated Financial Statements.

         As of December 31, 2001, the Company had $46,491,000 in total debt outstanding.

         LIQUIDITY. During the fourth quarter 2000, the Company required additional capital because the costs to complete both the Arkansas Phase I project and the new pulverized limestone production line at Texas were significantly higher than originally anticipated and because the Company's cash flows and operating profits were lower than expected. To meet its short-term liquidity demands, the Company determined to make a pro rata rights offering to its existing shareholders to raise $10,000,000 in additional equity capital. The Company also obtained the $5,000,000 Bridge Loan from Inberdon.

         The Company commenced the rights offering on December 26, 2000, and it closed on February 8, 2001. In the rights offering, the Company raised an additional $10,000,000 in equity capital, realizing net proceeds of $9,551,000, and issued 1,818,181 shares of Common Stock at the subscription price of $5.50 per share. The Company was able to honor in full all over-subscription requests from its shareholders. The Company's majority shareholder, Inberdon, subscribed for its full pro rata amount and also purchased, at the $5.50 per share subscription price, 461,005 additional shares not purchased by other shareholders in the rights offering, for a total investment of approximately $7,630,000. Immediately following the rights offering, Inberdon owned approximately 59% of the Company's outstanding Common Stock.

         The net proceeds of the rights offering were used to repay the $5,000,000 Bridge Loan from Inberdon, to repay the $4,000,000 revolving credit facility, and for working capital. Accordingly, the Company has fully utilized the proceeds of the rights offering.

         At December 31, 2001, the Company had drawn down $2,325,000 from the revolving credit facility. The Company believes that funds generated from operations and amounts still available under the revolving credit facility will be sufficient to meet the Company's liquidity and capital needs for 2002, assuming the Company is able to renew the facility prior to its expiration, as anticipated.

         ENVIRONMENTAL MATTERS. The Company's operations are subject to various environmental laws and regulations. In part in response to requirements of environmental regulatory agencies, the Company incurred capital expenditures of approximately $400,000 in 2001 and $200,000 in 2000. In the judgment of management, forecastable environmental expenditure requirements for the future are not of such dimension as to have a materially adverse effect on the Company's financial condition, results of operations, cash flows, or competitive position. See "Business--Environmental Matters."

         FORWARD-LOOKING STATEMENTS. Any statements contained in this Report that are not statements of historical fact are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements in this Report, including without limitation statements relating to the Company's plans, strategies, objectives, expectations, intentions, and adequacy of resources, are identified by such words as "will," "could," "should," "believe," "expect," "intend," "plan," "schedule," "estimate," "anticipate," and "project." The Company undertakes no obligation to publicly update or revise any forward-looking statements. The Company cautions that forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from expectations, including without limitation the following: (i) the Company's plans, strategies, objectives, expectations, and intentions are subject to change at any time in the Company's discretion; (ii) the Company's plans and results of operations will be affected by its ability to manage its growth and modernization; (iii) the Company's ability to meet short-term and long-term liquidity demands; (iv) inclement weather conditions; (v) increased fuel costs; (vi) unanticipated delays or additional cost overruns in completing current construction projects and (vi) other risks and uncertainties set forth below or indicated from time to time in the Company's filings with the Securities and Exchange Commission.

ADDITIONAL FACTORS.

         SHORT-TERM LIQUIDITY DEMANDS. The Company made the rights offering, which closed in February of 2001, to raise funds to meet immediate liquidity demands. These funds were needed to repay short-term indebtedness, including the $5,000,000 Bridge Loan from Inberdon and the $4,000,000 revolving credit facility, which was fully drawn down at the end of 2000. Funds available under the revolving credit facility and funds generated from operations should allow the Company to meet current liquidity demands. However, should the Company's cash flows from operations deteriorate, the Company may have to obtain additional financing, and there is no assurance the Company will be able to do so given the current levels of indebtedness.

         For the first half 2002, the Company expects that it will need to draw down from this revolving credit facility approximately $2,500,000 in additional funds to provide for necessary repayments of principal and interest on its $50,000,000 Loan, winter capital projects, normal recurring capital and re-equipping projects, investigation and recovery costs related to the embezzlements, and normal working capital needs. The Company expects that cash from operations and funds available under its $5,000,000 revolving credit facility should permit the Company to meet these short-term demands. The Company expects to reduce the outstanding balance of its revolving credit facility during the second half 2002. If the Company's cash flow from operations deteriorates, the Company expects it will need additional sources of funding to meet liquidity demands. In that case, if the Company is unable to obtain additional financing at acceptable terms, the Company may be required to explore other alternatives to maximize shareholder value. If the Company incurs additional indebtedness, its debt levels and resulting repayment obligations will increase, which may have an adverse impact on the Company's financial condition, results of operations, cash flows, and competitive position.

         EFFECTS OF LEVERAGE AND RESTRICTIONS IMPOSED BY TERMS OF THE COMPANY'S INDEBTEDNESS. Following the closing of the Company's $50,000,000 Loan, the Company is more leveraged than it has been in the past. As of December 31, 2001, the Company's total consolidated indebtedness and total stockholders' equity were $46,491,000 and $38,507,000, respectively, and total indebtedness represented 55% of total capitalization, compared to 67% in 2000.

         As a result of the closing of the Company's $10,000,000 rights offering and its improved cash flow for 2001, the Company's debt ratio has improved. However, even with the improved debt ratio, a substantial portion of the Company's cash flow from operations will be dedicated to the payment of principal and interest on indebtedness. The Company's ability to service its debt and to comply with the financial and restrictive covenants contained in the Loan is subject to financial, economic, competitive, and other factors. Many of these factors are beyond the Company's control. In particular, the Company's ability to service its indebtedness will depend upon its ability to sustain current levels of revenues and cash flows as a result of the modernization and expansion of the Texas and Arkansas plants.

         FACTORS THAT COULD AFFECT OPERATIONS. In the normal course of the Company's business, it faces risks that could have a material adverse effect on its financial position, results of operations, cash flows, and competitive position. Not all risks are foreseeable or within the Company's ability to control. These risks arise from factors including, but not limited to, fluctuating demand for lime and limestone products, the Company's ability to produce and store quantities of lime and limestone products sufficient to meet customer demands, the success of the Company's modernization and expansion strategies, including its ability to execute the strategies and complete projects on time and within budget, the Company's access to capital, energy costs, inclement weather, and the effects of seasonal trends.

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

         COMPLETION OF PHASE II OF THE ARKANSAS PROJECT. The Company still plans to proceed with Phase II of the Arkansas project. However, due to the Company's lower than expected cash flows and operating profits generated in 2000, as well as the increased costs of both Arkansas Phase I and the second pulverized limestone facility at Texas Lime, the Company has determined to defer the construction of Arkansas Phase II. The Company still intends to proceed with the project and will continue to review the optimum start-up time based on operating results, market demand, and the ability to secure competitive construction bids and financing. The future construction of Arkansas Phase II could also have a material adverse effect on the Company due to the impact of start-up costs and the potential for under-utilization, especially in the start-up phase. No assurance can be given that the Phase II expansion of the Arkansas facility will be completed on time or within budget, and it may be abandoned due to these or other issues. Further, notwithstanding current demand for lime and limestone products, the Company cannot guarantee that it will be able to sell its products once increased production commenses, or that any such sales will be profitable. The Company may decide to incur additional debt or issue additional equity securities to pay for construction or other expansion costs, which could have a further dilutive effect on the ownership interests of current shareholders.

         COMPETITION. The lime industry is highly regionalized and competitive. The Company's competitors include both public and private companies. The primary competitive factors in the lime industry are quality, price, and proximity to the customer, personal relationships, and timeliness of deliveries, with varying emphasis on these factors depending upon the specific product application. To the extent that one or more of the Company's competitors becomes more successful with respect to any key competitive factor, the Company's business could be materially adversely affected. Although demand and prices for lime and limestone have been relatively strong in recent years, the Company is unable to predict future demand and prices, and cannot provide any assurance that current levels of demand and pricing will continue or that any future increases in demand or price can be sustained.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.


                                      NONE


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


         INDEX TO CONSOLIDATED FINANCIAL STATEMENTS.

Report of Independent Auditors                                             F-1

Consolidated Financial Statements:

         Consolidated Balance Sheets as of December 31, 2001 and 2000      F-2

         Consolidated Statements of Operations for the Years Ended
                  December 31, 2001, 2000, and 1999                        F-3

         Consolidated Statements of Stockholders' Equity for
                  the Years Ended December 31, 2001, 2000, and 1999        F-4

         Consolidated Statements of Cash Flows for the Years
                  Ended December 31, 2001, 2000, and 1999                  F-5

         Notes to Consolidated Financial Statements                        F-6

                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders
United States Lime & Minerals, Inc.


We have audited the consolidated balance sheets of United States Lime & Minerals, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of United States Lime & Minerals, Inc. and subsidiaries as of December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

                                                /s/ ERNST & YOUNG LLP

                                                ERNST & YOUNG LLP

Dallas, Texas
March 20, 2002


                                      - F 1 -

                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                                  DECEMBER 31,
                                                           --------------------------
                                                                             2000
                                                                          (RESTATED -
                                                             2001         SEE NOTE 2)
                                                           ---------      -----------
ASSETS
Current assets:
     Cash and cash equivalents                             $     606          5,072
     Trade receivables, net                                    5,699          4,101
     Inventories                                               5,057          4,232
     Prepaid expenses and other assets                           796            263
                                                           ---------       --------
         Total current assets                                 12,158         13,668

Property, plant and equipment, at cost:
     Land                                                      3,415          3,366
     Building and building improvements                        1,634          2,042
     Machinery and equipment                                 109,307        106,961
     Furniture and fixtures                                    1,127          1,213
     Automotive equipment                                        466            473
                                                           ---------       --------
                                                             115,949        114,055
     Less accumulated depreciation                           (42,636)       (38,388)
                                                           ---------       --------
         Property, plant and equipment, net                   73,313         75,667

Deferred tax assets, net                                       2,453          2,453
Other assets, net                                              1,485          1,826
                                                           ---------       --------

         TOTAL ASSETS                                      $  89,409         93,614
                                                           =========       ========

LIABILITES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current installments of debt                          $   5,658         12,158
     Accounts payable - trade                                  2,543          8,426
     Accrued expenses                                          1,400            829
                                                           ---------       --------
         Total current liabilities                             9,601         21,413
Debt, excluding current installments                          40,833         44,167
Other liabilities                                                468            272
                                                           ---------       --------
         TOTAL LIABILITIES                                    50,902         65,852
Commitments and contingencies                                     --             --
Stockholders' equity:
     Preferred stock, $5.00 par value;
         authorized 500,000 shares; none issued                   --             --
     Common stock, $0.10 par value; authorized
         15,000,000 shares; 5,799,845 and 5,294,065
         shares issued at December 31, 2001 and 2000,
         respectively                                            580            529
     Additional paid-in capital                               10,392         14,819
     Retained earnings                                        27,535         26,341
     Less treasury stock at cost; 1,312,401 shares
         shares of common stock                                   --        (13,927)
                                                           ---------       --------
              Total stockholders' equity                      38,507         27,762
                                                           ---------       --------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $  89,409         93,614
                                                           =========       ========

           See accompanying notes to consolidated financial statements


                                    - F 2 -

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (dollars in thousands, except per share amounts)


                                                        YEARS ENDED DECEMBER 31,
                                                   ---------------------------------
                                                                   2000
                                                               (RESTATED -
                                                    2001       SEE NOTE 2)     1999 *
                                                   -------     -----------    -------
Revenues                                           $39,753       32,456        31,537

Cost of revenues:
     Labor and other operating expenses             23,371       21,080        18,013
     Depreciation, depletion and amortization        5,917        4,871         4,427
                                                   -------      -------       -------
                                                    29,288       25,951        22,440
                                                   -------      -------       -------
         GROSS PROFIT                               10,465        6,505         9,097

Selling, general and administrative expenses         4,075        3,936         3,482
                                                   -------      -------       -------
         OPERATING PROFIT                            6,390        2,569         5,615

Other expenses (income):
     Interest expense                                3,821        3,155         2,561
     Other, net                                        380          234          (323)
                                                   -------      -------       -------
                                                     4,201        3,389         2,238
                                                   -------      -------       -------
         INCOME (LOSS) BEFORE TAXES                  2,189         (820)        3,377

Income tax expense (benefit), net                      416         (185)          844
                                                   -------      -------       -------
         NET INCOME (LOSS)                         $ 1,773         (635)        2,533
                                                   =======      =======       =======

INCOME (LOSS) PER SHARE OF COMMON STOCK:

     Basic earnings (loss) per common share        $  0.32        (0.16)         0.64
                                                   =======      =======       =======
     Diluted earnings (loss) per common share      $  0.32        (0.16)         0.64
                                                   =======      =======       =======


* - Certain previously reported amounts have been reclassified.  See Note 2.


           See accompanying notes to consolidated financial statements


                                    - F 3 -

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (dollars in thousands)


                  YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999


                                          Common Stock
                                   -------------------------      Additional
                                      Shares                       Paid-In        Retained        Treasury
                                   Outstanding       Amount        Capital        Earnings          Stock           Total
                                   -----------     ---------      ----------      ---------       ---------       ---------
BALANCES AT DECEMBER 31, 1998       3,977,189      $     529         14,866          25,243         (13,974)         26,664
   Stock options exercised              4,475             --            (47)             --              47              --
   Common stock dividends                  --             --             --            (400)             --            (400)
   Net income                              --             --             --           2,533              --           2,533
                                    ---------      ---------      ---------       ---------       ---------       ---------

BALANCES AT DECEMBER 31, 1999       3,981,664      $     529         14,819          27,376         (13,927)         28,797
   Stock options exercised                 --             --             --              --              --              --
   Common stock dividends                  --             --             --            (400)             --            (400)
   Net loss (restated)                     --             --             --            (635)             --            (635)
                                    ---------      ---------      ---------       ---------       ---------       ---------

BALANCES AT DECEMBER 31, 2000
(RESTATED)                          3,981,664      $     529         14,819          26,341         (13,927)         27,762
   Stock issued pursuant to
   rights offering, net             1,818,181             51         (4,427)             --          13,927           9,551
   Stock options exercised                 --             --             --              --              --              --
   Common stock dividends                  --             --             --              --            (579)           (579)
   Net income                              --             --             --           1,773              --           1,773
                                    ---------      ---------      ---------       ---------       ---------       ---------
BALANCES AT DECEMBER 31, 2001m      5,799,845      $     580         10,392          27,535              --          38,507
                                    =========      =========      =========       =========       =========       =========


           See accompanying notes to consolidated financial statements


                                    - F 4 -

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)

                                                                     YEARS ENDED DECEMBER 31,
                                                              -------------------------------------
                                                                              2000
                                                                           (RESTATED -
                                                               2001        SEE NOTE 2)       1999
                                                             --------      -----------     --------
OPERATING ACTIVITIES:
Net income (loss)                                            $  1,773           (635)         2,533
     Adjustments to reconcile net income (loss)
     to net cash provided by operations:
         Depreciation, depletion and amortization               6,149          5,030          4,600
         Amortization of financing costs                          191            271            145
         Deferred income taxes (benefit)                           --           (317)           329
         Loss (gain) on sale of assets                              9             76            (18)
         Changes in assets and liabilities:
         (Increase) / decrease in trade receivables            (1,598)            65           (806)
         (Increase) / decrease in inventories                    (825)            34         (1,112)
         (Increase) / decrease in prepaid expenses               (533)          (390)           (24)
         (Increase) / decrease in other assets                    150             (1)        (1,743)
         Increase / (decrease) in accounts payable and
            accrued expenses                                   (5,312)         5,722         (1,801)
         Increase / (decrease) in other liabilities               196            (86)           105
                                                             --------       --------       --------
         Total adjustments                                     (1,573)        10,404           (325)
                                                             --------       --------       --------
         Net cash provided by operations                     $    200          9,769          2,208

INVESTING ACTIVITIES:

     Purchase of property, plant and equipment               $ (4,113)       (33,730)       (10,860)
     Proceeds from sale of property, plant and
       Equipment                                                  309             87            224
                                                             --------       --------       --------
         Net cash used in investing activities               $ (3,804)       (33,643)       (10,636)

FINANCING ACTIVITIES:
     Payment of common stock dividends                           (579)          (400)          (400)
     Proceeds from borrowings                                   3,325         13,825         47,000
     Repayments of debt                                       (13,159)        (2,500)       (20,839)
     Proceeds from issuance of common stock pursuant to
     rights offering, net                                       9,551             --             --
                                                             --------       --------       --------
         Net cash provided by (used in) financing
            Activities                                       $   (862)        10,925         25,761
                                                             --------       --------       --------
         Net increase (decrease) in cash and
            cash equivalents                                   (4,466)       (12,949)        17,333
     Cash and cash equivalents at beginning of period           5,072         18,021            688
                                                             --------       --------       --------
     Cash and cash equivalents at end of period              $    606          5,072         18,021
                                                             ========       ========       ========


           See accompanying notes to consolidated financial statements


                                    - F 5 -

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (dollars in thousands, except per share amounts)


                  YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999



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

                  Supplemental cash flow information is presented below:

                                                        YEAR ENDED DECEMBER 31,
                                                      --------------------------
                                                       2001      2000      1999
                                                      ------    ------    ------
                  Cash paid during the period for:
                       Interest                       $4,512     4,774     3,544
                                                      ======    ======    ======
                       Income taxes                   $  296       659       470
                                                      ======    ======    ======

         (e)      Revenue Recognition

                  The Company recognizes revenue in accordance with the terms of its contracts, which are generally upon shipment.

         (f)      Trade Receivables

                  Trade receivables are presented net of the related allowance for doubtful accounts, which totaled $140 and $104 at December 31, 2001 and 2000, respectively.


                                    - F 6 -

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (dollars in thousands, except per share amounts)


         (g)      Inventories

                  Inventories are valued principally at the lower of cost, determined using the average cost method, or market. Costs include materials, labor, and production overhead.

                  A summary of inventories is as follows:

                                              DECEMBER 31,
                                            ----------------
                                              2001      2000
                                            ------    ------
         Lime and limestone inventories:
              Raw materials                 $1,983     1,465
              Finished goods                   927       793
                                            ------    ------
                                             2,910     2,258
         Service parts inventories           2,147      1974
                                            ------    ------
                                            $5,057     4,232
                                            ======    ======

         (h)      Property, Plant and Equipment

                  For major constructed assets, the capitalized cost includes the cash price paid by the Company for labor and materials plus interest and project management costs that are directly related to the constructed assets. Total interest costs of $845, $1,600, and $167 were capitalized for the years ended December 31, 2001, 2000, and 1999. Depreciation of property, plant and equipment is being provided for by the straight-line and declining-balance methods over estimated useful lives as follows:

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


                                    - F 7 -

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (dollars in thousands, except per share amounts)


         (i)      Other Assets

                  Other assets consist of the following:

                                                           DECEMBER 31,
                                                       --------------------
                                                                   2000
                                                                (RESTATED -
                                                        2001    SEE NOTE 2)
                                                       ------   -----------
                           Deferred stripping costs    $  239       195
                           Prepaid financing costs      1,229     1,406
                           Deferred offering costs         --       204
                           Other                           17        21
                                                       ------    ------
                                                       $1,485     1,826
                                                       ======    ======

                  Deferred stripping costs, all of which related to Arkansas Lime Company, will be amortized by the units-of-production method. Deferred financing costs are expensed over the shorter of the life of the debt or expected life of the loan using the straight-line method. Prepaid financing costs for 2000 have been restated to remove that portion of prepaid financing costs improperly recorded in connection with the embezzlements of the Company's funds. See Note 2 regarding the restatement of the 2000 financial statements.

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

                  In response to both the environmental requirements and certain violations of environmental regulations, the Company incurred capital expenditures of approximately $400,000 in 2001 and $250,000 in 2000 on environmental compliance.

         (k)      Stock Options

                  The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), in accounting for its employee stock options. Under APB 25, if the exercise price of an employee's stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized. The Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), in 1996. SFAS 123 requires companies that elect to continue applying the provisions of APB 25 to provide pro forma disclosures for employee stock compensation awards as if the fair-value-based method defined in SFAS 123 had been applied. See Note 7.

         (l)      Gas Future Contracts

                  In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 " Accounting for Derivative Instruments and Certain Hedging Activities" ("SFAS 133"). In June 2000 the FASB issued Statement of Financial Accounting Standards No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activity, an Amendment to SFAS 133" ("SFAS 138"). SFAS 133 and SFAS 138 require that all derivative instruments be recorded on the balance sheet at their respective fair


                                     - F 8 -

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (dollars in thousands, except per share amounts)



                  values. SFAS 133 and SFAS 138 are effective for all fiscal quarters of all fiscal years beginning after June 30, 2000; the Company adopted SFAS 133 and SFAS 138 on January 1, 2001, at which time it was not a party to any derivative financial instruments.

                  From time to time, the Company enters into forward purchase contracts for the delivery of a portion of the natural gas requirements of its plants. As of December 31, 2001, the Company had commitments to purchase, under two forward purchase contracts, a total of 15MM/BTU per month for the months of January, February, and March 2002. The delivery prices in dollars for these volumes averaged $3.51 per MM/BTU. The market prices in dollars for deliveries in these months as of December 31, 2001 were $2.60 per MM/BTU for January deliveries and $2.65 per MM/BTU for February and March deliveries. The Company elected not to designate these instruments as hedges for accounting purposes, accordingly the Company has recorded a mark-to-market adjustment of $39 within labor and other operating expenses at December 31, 2001. Cash settlements of these instruments are included in labor and other operating expenses.

         (l)      Earnings Per Share of Common Stock

                  Effective December 31, 1997, Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), was implemented by the Company. SFAS 128 requires the presentation of basic and diluted earnings per share for all periods presented.

         (m)      Comprehensive Income

                  The Company follows State of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which provides standards for reporting and displaying comprehensive income. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events from non-owner sources. For the years ended December 31, 2001, 2000, and 1999, the Company realized no transactions other than those reported in net income/(loss).

         (n)      Goodwill and Other Intangible Assets

                  In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations "("SFAS 141"), and SFAS No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142") (collectively, the "Statements"), effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangibles will continue to be amortized over their useful lives. We do not expect the adoption of SFAS 141 or 142 to have a material effect on our financial conditions, results of operation, or liquidity.

         (o)      Accounting for Asset Retirement Obligations

                  In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations
                  (AROs)" ("SFAS 143"), effective for fiscal years beginning after June 15, 2002. SFAS 143 requires the recording of retirement obligations at the present value of their estimated cash flows, with the capitalization of a corresponding amount as part of the asset's carrying amount. The capitalized asset retirement costs would be amortized to expense over the asset's useful life. We do not expect the adoption of SFAS 144 to have a material effect on our financial conditions, results of operation, or liquidity.


                                    - F 9 -

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (dollars in thousands, except per share amounts)


         (o)      Accounting for the impairment or Disposal of Long-Lived Assets

                  In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS No. 121 and Accounting Principles Board Opinion No. 30. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. We do not expect the adoption of SFAS 144 to have a material effect on our financial conditions, results of operation, or liquidity

(2) Embezzlement Matter and Restatements and Reclassification of Previously Reported Amounts

         On January 31, 2002, the Company announced that it had discovered that an employee who recently left the Company may have improperly diverted Company funds without authorization. Trading in the Company's common stock on the Nasdaq National Market(R) ("Nasdaq") was halted, and the Audit Committee of the Company's Board of Directors retained outside counsel to conduct a special investigation into the matter. The Audit Committee also retained an independent accounting firm to review the Company's internal controls and to make recommendations for improvement and the Company is implementing the recommended improvements. The Company also contacted the Securities and Exchange Commission (the "SEC"), as well as criminal authorities, and is cooperating with the SEC, Nasdaq, and criminal authorities with respect to their investigations into this matter.

         The Company's former Vice President - Finance, Controller, Treasurer, and Secretary, Larry Ohms (the "Former VP Finance"), over a period of four years beginning in 1998, embezzled approximately $2,179 from the Company. The Former VP Finance voluntarily resigned from the Company on January 22, 2002, approximately one week before the Company discovered the defalcations. The Company has since filed suit against the Former VP Finance. The Former VP Finance has stated that no one else at the Company was involved in perpetrating the embezzlements. From the results of the special investigation, the Company believes this statement to be accurate.

         On March 14, 2002, the Company received $500 in insurance proceeds from the Company's insurance policies covering employee theft. The $500 was recorded on the Consolidated Balance Sheet at December 31, 2001 in prepaid expenses and other assets, and recognized in the Consolidated Statement of Operations in other income in the fourth quarter 2001. In addition, the Company has retained counsel for assistance in its efforts to recover the embezzled funds from the Former VP Finance, and to pursue possible civil actions on behalf of the Company against third parties. The Former VP Finance has claimed not to have any funds. At this time, it is too early to determine if any additional recoveries beyond the insurance proceeds will be realized. Any future recoveries will be recognized in the quarters in which the recoveries are realized, and the expenses of the Company's special investigation, the Company's cooperation with the SEC, Nasdaq, and criminal authorities in their investigations, and the Company's ongoing recovery efforts will be recognized as incurred.

         Of the total amount embezzled, $126 was embezzled during 1998, $282 was embezzled during 1999, $791 was embezzled during 2000, and $980 was embezzled during 2001. The Former VP Finance used a variety of methods to hide the embezzlements. Funds embezzled during 1998 were improperly expensed to selling, general and administrative expenses. Funds embezzled during 1999 were improperly expensed to labor and other operating expenses. Of the $791 that was embezzled in 2000, $328 was improperly expensed to labor and other operating expenses, and $463 was improperly recorded as prepaid financing costs within other assets, net. Funds embezzled during 2001 totaling $980 were also improperly recorded as prepaid financing costs in other assets, net. As a result of the fraudulent entries in other assets, net during 2000 ($463) and 2001 ($980), the Company improperly recognized excess amortization of its prepaid financing costs, as a component of interest expense, of $19 for the year ended December 31, 2000 and $166 for the nine months ended September 30, 2001.


                                    - F 10 -

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (dollars in thousands, except per share amounts)


         As a result of the embezzlements, the Company reclassified to other expenses $126 in 1998, and $282 in 1999, and removing those amounts from selling, general and administrative expenses, and labor and other operating expenses, respectively. The embezzlements had a material effect on the Company's financial statements for fiscal year 2000. Therefore, the Company is restating its financial statements for 2000. In addition to the correction for the overstated prepaid financing costs for 2000 and the reclassification of excess interest expense to other expenses, the Company's restatement resulted in an additional loss of $344 ($0.09 per share) net of income tax benefits ($444 gross) in 2000.

         The Company's restated financial statements for 2000 are as follows:


CONSOLIDATED STATEMENTS OF OPERATIONS   YEAR ENDED DECEMBER 31, 2000
(dollars in thousands, except           ----------------------------
per share amounts)                       AS REPORTED   AS RESTATED
                                         -----------   -----------
REVENUES                                   $ 32,456       32,456
Cost of revenues:
  Labor and other operating expenses         21,408       21,080
  Depreciation, depletion and
    amortization                              4,871        4,871
                                           --------     --------
                                             26,279       25,951
                                           --------     --------
GROSS PROFIT                                  6,177        6,505
  Selling, general and administrative
    expenses                                  3,936        3,936
                                           --------     --------
OPERATING PROFIT                              2,241        2,569
Other expenses (income):
  Interest expense                            3,174        3,155
  Other, net                                   (557)         234
                                           --------     --------
                                              2,617        3,389
                                           --------     --------
LOSS BEFORE TAXES                              (376)        (820)
  Income tax benefit, net                       (85)        (185)
                                           --------     --------
NET LOSS                                   $   (291)        (635)
                                           ========     ========
     Basic loss per share                  $  (0.07)       (0.16)
                                           ========     ========
     Diluted loss per share                $  (0.07)       (0.16)
                                           ========     ========


                                    - F 11 -

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (dollars in thousands, except per share amounts)




CONSOLIDATED BALANCE SHEETS                       DECEMBER 31, 2000
                                              -------------------------
(dollars in thousands)                        AS REPORTED   AS RESTATED
                                              -----------   -----------
ASSETS
Current assets:
  Cash and cash equivalents                     $ 5,072        5,072
  Trade receivables, net                          4,101        4,101
  Inventories                                     4,232        4,232
  Prepaid expenses and other assets                 263          263
                                                -------      -------
Total current assets                             13,668       13,668

Property, plant and equipment, net               75,667       75,667
Deferred tax assets, net
                                                  2,453        2,453
Other assets, net
                                                  2,270        1,826
                                                -------      -------
TOTAL ASSETS                                    $94,058       93,614
                                                =======      =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current installments of debt                  $12,158       12,158
  Accounts payable - trade
                                                  8,426        8,426
  Accrued expenses
                                                    929          829
                                                -------      -------
Total current liabilities
                                                 21,513       21,413

Debt, excluding current installments             44,167       44,167
Other liabilities                                   272          272
                                                -------      -------
Total liabilities                                65,952       65,852

Stockholder's equity                             28,106       27,762
                                                -------      -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $94,058       93,614
                                                =======      =======


(3)      Banking Facilities and other debt

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


                                    - F 12 -

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (dollars in thousands, except per share amounts)


         The interest rate on the first $30,000 of the Loan is 8.875%. The subsequent installments bear interest from the date they were funded at 3.52% above the secondary market yield of the United States Treasury obligation maturing May 15, 2005. The blended rate for the additional $20,000 is 9.84%.

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

         On April 26, 2001, the Company renewed its revolving credit facility, with a new maturity date of May 31, 2002. The revolving credit facility was increased from $4,000 to $5,000 and bears interest at LIBOR plus 1.40%, which rate will increase to a maximum of 3.55% in accordance with a defined rate spread based upon the Company's then-current ratio of total funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA). Further, on December 31, 2001, the Company amended the revolving credit facility to extend the maturity date to July 31, 2002 and to allow for a contractual overadvance above the borrowing base limitation as previously stated in the facility in an amount not to exceed $750 from December 31, 2001 through July 31, 2002. At December 31, 2001, the Company had drawn down $2,325 on the revolving credit facility and the average interest rate for 2001 was 7.46%.

         The Loan is secured by a first lien on substantially all of the Company's assets, with the exception of accounts receivable and inventories which secure the $5,000 revolving credit facility. The Loan agreement contains covenants that restrict the incurrence of debt, guaranties, and liens, and places certain restrictions on the payment of dividends and the sale of significant assets. The Company is also required to meet minimum debt service coverage ratios on an on-going basis and maintain a minimum level of tangible net worth.

         On December 27, 2000, the Company obtained a $5,000 bridge loan ("Bridge Loan") under normal commercial terms from Inberdon Enterprise, Ltd. ("Inberdon"), its majority shareholder. Inberdon owned approximately 51% of the outstanding stock of the Company at the Bridge Loan was made. The Bridge Loan was unsecured, carried interest at 9.75% and matured on March 27, 2001. The Company repaid the Bridge Loan with a portion of the proceeds of the Company's rights offering which was completed on February 8, 2001. See Note 4.

         As of December 31, 2001, the Company had approximately $46,491 in total debt outstanding. A summary of debt is as follows:

                                            DECEMBER 31,
                                        ------------------
                                          2001       2000
                                        -------    -------
Term loan                               $44,166     47,500
Revolving credit facility                 2,325      3,825
Subordinated promissory note                 --      5,000
                                        -------    -------
     Subtotal                            46,491     56,325

Less current installments                 5,658     12,158
                                        -------    -------

Debt, excluding current installments    $40,833     44,167
                                        =======    =======

         Amounts payable on the long-term debt outstanding as of December 31, 2001 to be paid in 2003 and thereafter are: 2003 - $3,333; 2004 - $3,333; 2005 -
$3,333; 2006 - $3,333; 2007 - $27,501.

         The carrying amount of the Company's long-term debt approximates its fair value.


                                    - F 13 -

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (dollars in thousands, except per share amounts)


(4)      Stockholders' Equity


         On December 26, 2000, the Company initiated a rights offering for $10,000. The rights offering allowed each shareholder to receive 0.4566 non-transferable subscription rights for each share of the Company's common stock owned on December 26, 2000. The purchase price for the subscription was $5.50 per share, and the rights offering expired on February 5, 2001.

         The Company received $10,000 ($9,551 net of offering costs) and issued an additional 1,818,181 shares of common stock effective February 8, 2001. In the rights offering, the Company honored the over-subscription requests of its shareholders in full. The Company's majority shareholder, Inberdon, subscripted to its full pro-rata amount, and in addition purchased 461,005 shares not purchased by other shareholders in the rights offering. Immediately following the rights offering, Inberdon owned approximately 59% of the Company's common stock.

(5)      Income Taxes

         Income tax expense (benefit), net for the years ended December 31, 2001, 2000, and 1999, was as follows:

                                                      2000
                                                   (RESTATED -
                                           2001    SEE NOTE 2)    1999
                                          -----    -----------   -----
Current income tax expense                $ 416       132          920
Deferred income tax expense (benefit)        --      (317)         (76)
                                          -----     -----        -----
Income tax expense (benefit), net         $ 416      (185)         844
                                          =====     =====        =====

         A reconciliation of income taxes computed at the federal statutory rate to income tax expense (benefit), net for the years ended December 31, 2001, 2000, and 1999, is as follows:

                                                                          2000
                                               2001              (RESTATED-SEE NOTE 2)             1999
                                       --------------------      ---------------------      --------------------
                                                   Percent                    Percent                   Percent
                                                  of pretax                  of pretax                 of pretax
                                       Amount       income       Amount        income       Amount      income
                                       ------     ---------      ------      ---------      ------     ---------
Income taxes (benefit) computed at
   the federal statutory rate          $  744        34.0%       $ (279)        34.0%       $1,148        34.0%
Increase (reductions) in
   taxes resulting from:
     Statutory depletion in
       excess of cost depletion          (644)      (29.4)         (250)        30.5          (366)      (10.8)
     State income taxes, net of
       federal income tax benefit          79         3.6           255        (31.1)           93         2.8
     Other                                237        10.8            89        (10.9)          (30)       (1.0)
                                       ------      ------        ------       ------        ------       ------
Income tax expense (benefit), net      $  416        19.0%       $ (185)        22.5%       $  845        25.0%
                                       ======      ======        ======       ======        ======       ======


                                     - F 14 -

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

         As a result of the sale of the Corson Lime Company assets in 1997, the Company reviewed the deferred tax assets and concluded that the uncertainties as to their realization had been favorably resolved, in that the net operating loss carryforwards and the general business credit carryforwards were expected to be fully utilized. The Company's prospects for future taxable income, enhanced by the sale of the Corson assets, indicated future utilization of the alternative minimum tax credit carryforwards in the future. The post-Corson sale assessment as to the ultimate realization of the deferred tax assets indicated that it was more likely than not that the deferred tax assets would be realized.

         As a result, the Company reduced the deferred tax assets' valuation allowance in the second quarter 1997 by $2,300, recording the deferred tax assets and recognizing that amount in federal and state income tax expense (benefit), net.

         At December 31, 2001, the Company had deferred tax liabilities of $332, a valuation allowance of $1,256, and deferred tax assets of $4,041. The principal temporary difference related to the deferred tax liabilities was property. The principal temporary difference related to the deferred tax assets was the alternative minimum tax credit carryforward of $3,695.

         At December 31, 2000, the Company had deferred tax liabilities of $236, a valuation allowance of $891 and deferred tax assets of $3,580. The temporary differences related to the deferred tax liabilities was property of $236. The principal temporary difference related to the deferred tax assets was the alternative minimum tax credit carryforward of $3,246.

         Due to uncertainties about realizing deferred tax assets beyond what has already been recognized, any increases in the Company's calculated deferred tax assets are being fully reserved in a deferred tax asset valuation account. The Company will continue to evaluate this reserve.


(6)      Employee Retirement Plans

         The Company has a contributory retirement (401(k)) savings plan for nonunion employees. The Company contributions to the plan were $59 during 2001, $57 during 2000, and $51 during 1999. The Company also has contributory retirement (401(k)) savings plans for union employees of Arkansas Lime Company and Texas Lime Company. The Company contributions to these plans were $36 in 2001, $28 in 2000, and $21 in 1999.


                                    - F 15 -

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (dollars in thousands, except per share amounts)


         In December 1986, the Company purchased 1,550,000 shares of its outstanding common stock, accounted for as treasury stock in the Consolidated Balance Sheet at December 31, 2000, for $10.50 per share. Subsequent to that purchase, 300,000 shares, after stock split, were sold to the Employee Stock Ownership Plan ("ESOP") for $8.20 per share. The ESOP covered substantially all full-time nonunion employees and was designed to invest primarily in the Company's common stock. Effective July 31, 1999, the Company merged the ESOP into the 401(k) savings plan for nonunion employees. Contributions to the ESOP had been at the option of the Company, which did not make contributions during 2001, 2000, or 1999.


(7)      Stock Option Plan


         On April 27, 2001, the Company implemented the 2001 Long-Term Incentive Plan (the "2001 Plan") that replaced the 1992 Stock Option Plan (the "1992 Plan"). In addition to stock options, the 2001 Plan, unlike the 1992 Plan, provides for the grant of stock appreciation rights, restricted stock, deferred stock, and other stock-based awards to officers and employees. The 2001 Plan also makes directors and consultants eligible for grants of stock options and other awards. The 1992 Plan only provided for grants to key employees. As a result of the adoption of the 2001 Plan, no further grants will be made under the 1992 Plan, but the terms of the 1992 Plan will continue to govern options that remain outstanding under the 1992 Plan.

         The number of shares of common stock that may be subject to outstanding awards granted under the 2001 Plan (determined immediately after the grant of any award) may not exceed 475,000. In addition, no individual may receive awards in any one calendar year relating to more than 100,000 shares of common stock. The options under both the 2001 Plan and 1992 Plan expire ten years from the date of grant and generally become exercisable after the expiration of one year from the grant date.

         As of December 31, 2001, the number of shares remaining available for future grant under the 2001 Plan was 425,000. A summary of the Company's stock option activity and related information for the years ended December 31, 2001, 2000, and 1999 is as follows:

                                                          2001                 2000                     1999
                                                 -------------------    -------------------     ---------------------
                                                            Weighted               Weighted                  Weighted
                                                             Average                Average                   Average
                                                            Exercise               Exercise                  Exercise
                                                 Options      Price     Options      Price      Options       Price
                                                 -------    --------    -------    --------     -------      --------
Outstanding at beginning of year                 194,000    $   7.45    189,000    $   7.47     154,000      $   7.32
         Granted                                  80,000        5.15      5,000        6.75      75,000          7.95
         Exercised                                    --          --         --          --     (40,000) (a)     7.78
         Forfeited                               (20,500)       7.98         --          --          --            --
                                                 -------    --------    -------    --------     -------      --------

      Outstanding at end of year                 253,500        6.68    194,000        7.45     189,000          7.47
                                                 =======    ========    =======    ========     =======      ========
      Exercisable at end of year                 173,500        7.39    189,000        7.61     114,000          7.15
                                                 =======    ========    =======    ========     =======      ========
      Weighted average fair value of
         options granted during the year                    $   1.15               $   1.69                  $   2.09
                                                            ========               ========                  ========
      Weighted average remaining
         contractual life in years                              6.26                   6.83                      7.83
                                                            ========               ========                  ========

---------
     (a) In connection with the exercise of stock options in 1999, certain option holders exchanged shares, and treasury stock was used in part to satisfy the exercise of such options.


                                    - F 16 -

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (dollars in thousands, except per share amounts)


     The following table summarizes information about options outstanding at December 31, 2001:

                          Weighted Average Remaining
Exercise Price              Contractual Life (Years)      Number of Shares
--------------            --------------------------      ----------------
    $ 4.75                         1.92                        20,000
    $ 8.25                         3.88                        50,000
    $ 7.00                         6.14                        43,500
    $7.625                         7.64                        10,000
    $ 8.00                         7.88                        45,000
    $ 6.75                         8.13                         5,000
    $ 5.50                         9.01                        30,000
    $ 4.94                         9.50                        50,000
                                   ----                       -------
               Totals:             6.26                       253,500


     SFAS 123 requires the disclosure of pro forma net income and income per share of common stock information computed as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair-value-based method set forth in SFAS 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option valuation model, with the following weighted average assumptions for the 2001, 2000, and 1999 grants: a risk-free interest rate of 5.34% in 2001, 6.63% in 2000, and 6% in 1999; a dividend yield of 2%; and a volatility factor of .33 in 2001, 0.31 in 2000, and 0.34 in 1999. In addition, the fair value of these options was estimated based on an expected life of three years.

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

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the expected life of the options. The Company's pro forma information follows:

                                               YEAR ENDED DECEMBER 31,
                                           --------------------------------
                                                         2000
                                                      (RESTATED-
                                            2001      SEE NOTE 2)     1999
                                           ------     -----------    ------
Pro forma net income (loss)                $1,703        (812)        2,472

Pro forma earnings (loss) per share:
     Basic earnings (loss) per share       $ 0.30       (0.20)         0.62
     Diluted earnings (loss) per share     $ 0.30       (0.20)         0.62


                                    - F 17 -

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (dollars in thousands, except per share amounts)


(8)      Earnings (Loss) Per Share

         The following table sets forth the computation of basic and diluted earnings (loss) per share:

                                                                     YEAR ENDED DECEMBER 31,
                                                          -----------------------------------------
                                                                             2000
                                                                         (RESTATED -
                                                             2001        SEE NOTE 2)       1999
                                                          ----------     -----------     ----------
Numerator:
   Net income (loss) for basic and diluted
     earnings per common share                            $    1,773           (635)          2,533
                                                          ==========     ==========      ==========

Denominator:
   Denominator for basic earnings (loss) per
     common share - weighted-average shares                5,799,845      3,981,664       3,979.988

   Effect of dilutive securities on earnings (loss):
     Employee stock options                                       --             --           1.187
                                                          ----------     ----------      ----------

   Denominator for diluted earnings (loss) per common
     share - adjusted weighted-average shares
     and assumed exercises                                 5,799,845      3,981,664       3,981,175
                                                          ==========     ==========      ==========

Basic earnings (loss) per common share                    $     0.32          (0.16)           0.64
                                                          ==========     ==========      ==========

Diluted earnings (loss) per common share                  $     0.32          (0.16)           0.64
                                                          ==========     ==========      ==========


(9)      Commitments and Contingencies

         The Company leases some of the equipment used in its operations. Generally, the leases are for periods varying from one to five years and are renewable at the option of the Company. Total rent expense was $403 for 2001, $231 for 2000, and $78 for 1999. As of December 31, 2001, future minimum payments under noncancelable operating leases were $87 per year through 2008, and $44 for 2009.

         The Company is party to lawsuits and claims arising in the normal course of business, none of which, in the opinion of management, is expected to have a material adverse effect on the Company's financial condition, results of operation, cash flows, or competitive position. The expenses of the Company's special investigation, the Company's cooperation with the SEC, Nasdaq, and criminal authorities in their investigations, and the Company's ongoing recovery efforts related to the embezzlements will be recognized as other expense as incurred.

         The Company is not contractually committed to any planned capital expenditures until actual orders are placed for equipment or services. As of December 31, 2001, the Company had liabilities for open equipment and construction orders totaling approximately $250.


                                    - F 18 -

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (dollars in thousands, except per share amounts)


(10)     Summary of Quarterly Financial Data (unaudited)

         The embezzlements discussed in Note 2 had a material effect on the previously reported quarterly results. Of the $791 embezzled in 2000, $328 ($67 in the three months ended March 31, 2000, and $261 in the three months ended June 30, 2000) was improperly expensed to labor and other operating expenses, and $463 ($198 in the three months ended September 30, 2000, and $265 in the three months ended December 31, 2000) was improperly recorded as prepaid financing costs within other assets, net. Funds embezzled during 2001 totaling $980 ($448 in the three months ended March 31, 2001, $172 in the three months ended June 30, 2001, $127 in the three months ended September 30, 2001, and $167 in the three months ended December 31, 2001) were also improperly recorded as prepaid financing costs in other assets, net.

         As a result of the fraudulent entries in other assets, net during 2000 ($463) and 2001 ($980, $813 through September 30, 2001), the Company improperly recorded excess interest expense of $19 in 2000 ($3 in the three months ended September 30, 2000), and $16 in the three months ended December 31, 2000), and $166 for the nine months ended September 30, 2001 ($45 in the three months ended March 31 2001, $55 in the three months ended June 30, 2001, and $66 in the three months ended September 30, 2001).

         As a result of the previously unexpensed embezzlement expense, the Company recorded income tax benefits of $44 in the three months ended September 30, 2000, $56 in the three months ended December 31, 2000, $76 in the three months ended March 31, 2001, $22 in the three months ended June 30, 2001, and $24 in the three months ended September 30, 2001.


                                    - F 19 -

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (dollars in thousands, except per share amounts)


         The Company's previously reported and restated quarterly Consolidated Statements of Operations for the three months ended March 31, June 30, September 30, and December 31, 2000 and the three months ended March 31, June 30, and September 30, 2001, as well as the Company's quarterly Consolidated Statement of Operations for the three months ended December 31, 2001, are as follows:

CONSOLIDATED STATEMENTS OF
OPERATIONS (UNAUDITED)                                   THREE MONTHS ENDED
                                       -----------------------------------------------------
                                             MARCH 31, 2001              JUNE 30, 2001
(dollars in thousands, except          -------------------------   -------------------------
per share amounts)                     AS REPORTED   AS RESTATED   AS REPORTED   AS RESTATED
                                       -----------   -----------   -----------   -----------
REVENUES                                 $ 8,691        8,691         10,812       10,812
Cost of revenues:
  Labor and other operating expenses       6,026        6,026          6,030        6,030
  Depreciation, depletion and
    amortization                           1,214        1,214          1,484        1,484
                                           7,240        7,240          7,514        7,514
                                         -------      -------        -------      -------
GROSS PROFIT                               1,451        1,451          3,298        3,298
  Selling, general and
administrative expenses                    1,052        1,052            918          918
                                         -------      -------        -------      -------
OPERATING PROFIT                             399          399          2,380        2,380
Other expenses (income):
  Interest expense                           661          616          1,010          955
  Other, net                                 (42)         406            (12)         160
                                         -------      -------        -------      -------
                                             619        1,022            998        1,115
                                         -------      -------        -------      -------
INCOME (LOSS) BEFORE TAXES                  (220)        (623)         1,382        1,265
  Income tax expense (benefit), net          (55)        (131)           346          324
                                         -------      -------        -------      -------

NET INCOME (LOSS)                        $  (165)        (492)         1,036          941
                                         =======      =======        =======      =======
  Basic earnings (loss) per share        $ (0.03)       (0.10)          0.18         0.16
                                         =======      =======        =======      =======
  Diluted earnings (loss) per share      $ (0.03)       (0.10)          0.18         0.16
                                         =======      =======        =======      =======


                                    - F 20 -

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (dollars in thousands, except per share amounts)


CONSOLIDATED STATEMENTS OF
OPERATIONS (UNAUDITED)                                  THREE MONTHS ENDED
                                          ----------------------------------------------
                                              SEPTEMBER 30, 2001
                                          ---------------------------
(dollars in thousands, except             AS REPORTED     AS RESTATED  DECEMBER 31, 2001
per share amounts)                        -----------     -----------  -----------------
REVENUES                                   $ 10,975          10,975          9,275
Cost of revenues:
  Labor and other operating expenses          6,060           6,060          5,255
  Depreciation, depletion and
    amortization                              1,603           1,603          1,616
                                           --------        --------       --------
                                              7,663           7,663          6,871
                                           --------        --------       --------
GROSS PROFIT                                  3,312           3,312          2,404
  Selling, general and
administrative expenses                         939             939          1,166
                                           --------        --------       --------
OPERATING PROFIT                              2,373           2,373          1,238
Other expenses (income):
  Interest expense                            1,229           1,163          1,087
  Other, net                                    (22)            171           (357)
                                           --------        --------       --------
                                              1,207           1,334            730
                                           --------        --------       --------
INCOME (LOSS) BEFORE TAXES                    1,166           1,039            508
  Income tax expense (benefit), net             291             267            (44)
                                           --------        --------       --------
NET INCOME (LOSS)                          $    875             772            552
                                           ========        ========       ========
  Basic earnings (loss) per share          $   0.15            0.13           0.09
                                           ========        ========       ========
  Diluted earnings (loss) per share        $   0.15            0.13           0.09
                                           ========        ========       ========


                                    - F 21 -

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (dollars in thousands, except per share amounts)


CONSOLIDATED STATEMENTS OF
OPERATIONS (UNAUDITED)                                      THREE MONTHS ENDED
                                         --------------------------------------------------------
                                                MARCH 31, 2000              JUNE 30, 2000
(dollars in thousands, except            --------------------------    --------------------------
per share amounts)                       AS REPORTED    AS RESTATED    AS REPORTED    AS RESTATED
                                         -----------    -----------    -----------    -----------
REVENUES                                   $ 7,686          7,686          8,450          8,450
Cost of revenues:
  Labor and other operating expenses         4,595          4,528          5,684          5,423
  Depreciation, depletion and
    amortization                             1,122          1,122          1,097          1,097
                                           -------        -------        -------        -------
                                             5,717          5,650          6,781          6,520
                                           -------        -------        -------        -------
GROSS PROFIT                                 1,969          2,036          1,669          1,930
  Selling, general and
administrative expenses                        955            955            853            853
                                           -------        -------        -------        -------
OPERATING PROFIT                             1,014          1,081            816          1,077
Other expenses (income):
  Interest expense                             904            904            917            917
  Other, net                                  (240)          (173)          (310)           (49)
                                           -------        -------        -------        -------
                                               664            731            607            868
                                           -------        -------        -------        -------
INCOME (LOSS) BEFORE TAXES                     350            350            209            209
  Income tax expense (benefit), net             88             88             52             52
                                           -------        -------        -------        -------

NET INCOME (LOSS)                          $   262            262            157            157
                                           =======        =======        =======        =======
  Basic earnings (loss) per share          $  0.07           0.07           0.04           0.04
                                           =======        =======        =======        =======
  Diluted earnings (loss) per share        $  0.07           0.07           0.04           0.04
                                           =======        =======        =======        =======


                                    - F 22 -

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (dollars in thousands, except per share amounts)

CONSOLIDATED STATEMENTS OF
OPERATIONS (UNAUDITED)                                      THREE MONTHS ENDED
                                         --------------------------------------------------------
                                             SEPTEMBER 30, 2000            DECEMBER 31, 2000
(dollars in thousands, except            --------------------------    --------------------------
per share amounts)                       AS REPORTED    AS RESTATED    AS REPORTED    AS RESTATED
                                         -----------    -----------    -----------    -----------
REVENUES                                   $ 9,344          9,344          6,976          6,976
Cost of revenues:
  Labor and other operating expenses         6,282          6,282          4,847          4,847
  Depreciation, depletion and
    amortization                             1,057          1,057          1,595          1,595
                                           -------        -------        -------        -------
                                             7,339          7,339          6,442          6,442
                                           -------        -------        -------        -------
GROSS PROFIT                                 2,005          2,005            534            534
  Selling, general and
administrative expenses                      1,008          1,008          1,120          1,120
                                           -------        -------        -------        -------
OPERATING PROFIT                               997            997           (586)          (586)
Other expenses (income):
  Interest expense                             721            718            632            616
  Other, net                                  (104)            94             97            362
                                           -------        -------        -------        -------
                                               617            812            729            978
                                           -------        -------        -------        -------
INCOME (LOSS) BEFORE TAXES                     380            185         (1,315)        (1,564)
  Income tax expense (benefit), net             95             51           (320)          (376)
                                           -------        -------        -------        -------

NET INCOME (LOSS)                          $   285            134           (995)        (1,188)
                                           =======        =======        =======        =======
  Basic earnings (loss) per share          $  0.07           0.03          (0.25)         (0.30)
                                           =======        =======        =======        =======
  Diluted earnings (loss) per share        $ 0.07            0.03         (0.25)          (0.30)
                                           =======        =======        =======        =======


                                    - F 23 -

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (dollars in thousands, except per share amounts)


         The Company's previously reported and restated Consolidated Balance Sheets at March 31, June 30, and September 30, 2001, as well as the Company's Consolidated Balance Sheet at December 31, 2001, and the Company's previously reported and restated Consolidated Balance Sheets at September 30 and December 31, 2000 are as follows:


CONSOLIDATED BALANCE SHEETS
(UNAUDITED)                                          MARCH 31, 2001            JUNE 30, 2001
                                               -------------------------   -------------------------
(dollars in thousands)                         AS REPORTED   AS RESTATED   AS REPORTED   AS RESTATED
                                               -----------   -----------   -----------   -----------
ASSETS
Current assets:
  Cash and cash equivalents                      $   264           264           746           746
  Trade receivables, net                           6,058         6,058         7,203         7,203
  Inventories                                      4,588         4,588         4,580         4,580
  Prepaid expenses and other assets                  218           218           213           213
                                                 -------       -------       -------       -------
Total current assets                              11,128        11,128        12,742        12,742

Property, plant and equipment, net                76,266        76,266        76,039        76,039
Deferred tax assets, net                           2,453         2,453         2,453         2,453
Other assets, net                                  2,443         1,595         2,529         1,564
                                                 -------       -------       -------       -------
TOTAL ASSETS                                     $92,290        91,442        93,763        92,798
                                                 =======       =======       =======       =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current installments of debt                   $ 4,158         4,158         6,158         6,158
  Accounts payable - trade                         5,982         5,982         4,734         4,734
  Accrued expenses                                 1,186         1,009         1,870         1,671
                                                 -------       -------       -------       -------
Total current liabilities                         11,326        11,149        12,762        12,763

Debt, excluding current installments              43,333        43,333        42,500        42,500
Other liabilities                                    265           265           262           262
                                                 -------       -------       -------       -------
TOTAL LIABILITIES                                 54,924        54,747        55,524        55,325

Stockholders' equity                              37,366        36,695        38,239        37,473
                                                 -------       -------       -------       -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $92,290        91,442        93,763        92,798
                                                 =======       =======       =======       =======


                                    - F 24 -

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (dollars in thousands, except per share amounts)


CONSOLIDATED BALANCE SHEETS                        SEPTEMBER 30, 2001      DECEMBER 31, 2001
(UNAUDITED)                                    -------------------------   -----------------
(dollars in thousands)                         AS REPORTED   AS RESTATED
                                               -----------   -----------
ASSETS
Current assets:
  Cash and cash equivalents                      $   464           464           606
  Trade receivables, net                           6,857         6,857         5,699
  Inventories                                      4,863         4,863         5,057
  Prepaid expenses and other assets                  244           244           796
                                                 -------       -------       -------
Total current assets                              12,428        12,428        12,158

Property, plant and equipment, net                74,017        74,017        73,313
Deferred tax assets, net                           2,454         2,454         2,453
Other assets, net                                  2,552         1,460         1,485
                                                 -------       -------       -------
TOTAL ASSETS                                     $91,451        90,539        89,409
                                                 =======       =======       =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current installments of debt                   $ 5,658         5,658         5,658
  Accounts payable - trade                         3,074         3,074         2,543
  Accrued expenses                                 1,825         1,602         1,400
                                                 -------       -------       -------
Total current liabilities                         10,557        10,334         9,601

Debt, excluding current installments              41,667        41,667        40,833
Other liabilities                                    259           259           468
                                                 -------       -------       -------
TOTAL LIABILITIES                                 52,483        52,260        50,902

Stockholders' equity                              38,968        38,099        38,507
                                                 -------       -------       -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $91,451        90,359        89,409
                                                 =======       =======       =======


                                    - F 25 -

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (dollars in thousands, except per share amounts)


CONSOLIDATED BALANCE SHEETS
(UNAUDITED)                                        SEPTEMBER 30, 2000         DECEMBER 31, 2000
                                               -------------------------   -------------------------
(dollars in thousands)                         AS REPORTED   AS RESTATED   AS REPORTED   AS RESTATED
                                               -----------   -----------   -----------   -----------
ASSETS
Current assets:
  Cash and cash equivalents                      $ 2,186         2,186         5,072         5,072
  Trade receivables, net                           5,433         5,433         4,101         4,101
  Inventories                                      3,639         3,639         4,232         4,232
  Prepaid expenses and other assets                  158           158           263           263
                                                 -------       -------       -------       -------
Total current assets                              11,416        11,416        13,668        13,668

Property, plant and equipment, net                68,675        68,675        75,667        75,667
Deferred tax assets, net                           2,212         2,212
                                                                               2,453         2,453
Other assets, net                                  1,987         1,792         2,270         1,826
                                                 -------       -------       -------       -------
TOTAL ASSETS                                     $84,290        84,095        94,058        93,614
                                                 =======       =======       =======       =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current installments of debt                   $ 3,333         3,333        12,158        12,158
  Accounts payable - trade                         4,955         4,955         8,426         8,426
  Accrued expenses                                 1,528         1,484           929           829
                                                 -------       -------       -------       -------
Total current liabilities                          9,816         9,772        21,513        21,413

Debt, excluding current installments              45,000        45,000        44,167        44,167
Other liabilities                                    273           273           272           272
                                                 -------       -------       -------       -------
TOTAL LIABILITIES                                 55,089        55,045        65,952        65,852

Stockholders' equity                              29,201        29,050        28,106        27,762
                                                 -------       -------       -------       -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $84,290        84,095        94,058        94,058
                                                 =======       =======       =======       =======


                                    - F 26 -

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.


                                      NONE


                                    PART III

         The information required in response to Items 10, 11, 12, and 13 is hereby incorporated by reference to the information under the captions "Election of Directors," "Nominees for Director, " "Executive Officers of the Company Who Are Not Also Directors," "Executive Compensation," "Voting Securities of Principal Shareholders and Shareholdings of Company Directors and Executive Officers," and "Executive Compensation" in the definitive Proxy Statement for the Company's 2002 Annual Meeting of Shareholders. The Company anticipates that it will file the definitive Proxy Statement with the Securities and Exchange Commission on or before April 30, 2002.


                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (a)  1.  The following financial statements are included in Item 8:

                  Report of Independent Auditors

                  Consolidated Financial Statements:

                           Consolidated Balance Sheets as of December, 31, 2001 and 2000;

                           Consolidated Statements of Operations for the Years Ended December 31, 2001, 2000, and 1999;

                           Consolidated Statements of Stockholders' Equity for the Years Ended December, 31, 2001, 2000, and 1999;

                           Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000, and 1999; and

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

                  10(c) Arkansas Lime Company Bargaining Unit 401(k) Plan effective as of January 1, 1998 (incorporated by reference to Exhibit 10(m) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File Number 0-4197).10(d)

                  10(e) Texas Lime Company Bargaining Unit 401(k) Plan, effective as of January 1, 1992 (incorporated by reference to Exhibit 19(f) to the Company's Quarterly Report on Form 10-Q for the quarter ended June, 30, 1992, File Number 0-4197).

                  10(f) United States Lime & Minerals, Inc. 1992 Stock Option Plan, as Amended and Restated (incorporated by reference to Exhibit 10(c) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, File Number 0-4197).

                  10(g) United States Lime & Minerals, Inc. 2001 Long-Term Incentive Plan (incorporated by reference to Exhibit B to the Company's definitive Proxy Statement for its Annual Meeting of Shareholder's held on April 27, 2001, File Number 0-4197).

                  10(h) Amendment to the Texas Lime Company Bargaining Unit 401(k) Plan dated January 1, 1992, effective November 9, 1997 (incorporated by reference to Exhibit 10(j) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File Number 0-4197).

                  10(i) Asset Purchase Agreement among Corson Lime Company, United States Lime & Minerals, Inc., and Highway Materials, Inc., dated as of April 22, 1997 (incorporated by reference to Exhibit 2 to the Company's Current Report on Form 8-K dated June 21, 1997, File Number 0-4197).

                  10(j) Loan and Security Agreement dated December 30, 1997 among United States Lime & Minerals, Inc., Arkansas Lime Company and Texas Lime Company and CoreStates Bank, N.A. (incorporated by reference to Exhibit 10(l) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File Number 0-4197).

                  10(k) First Amendment to Amended and Restated Loan and Security Agreement dated August 31, 1998 among United States Lime & Minerals, Inc., Arkansas Lime Company and Texas Lime Company and First Union National Bank (incorporated by reference to Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended September, 30, 1998, File Number 0-4197).

                  10(l) International Swap Dealers Association Master Agreement dated as of April 3, 1998 among CoreStates Bank, N.A. and the Company (incorporated by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, File Number 0-4197).

                  10(m) Employment Agreement dated as of October 11, 1989 between the Company and Billy R. Hughes (incorporated by reference to Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, File Number 0-4197).

                  10(n) Employment Agreement dated as of April 17, 1997 between the Company and Johnney G. Bowers (incorporated by reference to Exhibit 10(o) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File Number 0-4197).

                  10(o) Employment Agreement dated as of December 1, 1998 between the Company and Herbert G.A. Wilson (incorporated by reference to Exhibit 10(r) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File Number 0-4197).

                  10(p) Employment Agreement dated as December 8, 2000 between the Company and Timothy W. Byrne (incorporated by reference to Exhibit 10(s) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, File Number 0-4197).

                  10(q) Credit Agreement dated April 22, 1999 among United States Lime & Minerals, Inc., Arkansas Lime Company, Texas Lime Company, the Lenders who are, or may become, a party to this Agreement, and First Union National Bank (incorporated by reference to Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, File Number 0-4197).

                  10(r) Second Amendment to Amended and Restated Loan and Security Agreement dated as of April 22, 1999 among United States Lime & Minerals, Inc., Arkansas Lime Company, Texas Lime Company, and First Union National Bank (incorporated by reference to Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, File Number 0-4197).

                  10(s) Letter Agreement dated as of May 31, 2000 among United States Lime & Minerals, Inc., Arkansas Lime Company, Texas Lime Company and First Union National Bank (incorporated by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File Number 0-4197).

                  10(t) Third Amendment to Amended and Restated Loan and Security Agreement dated as of April 26, 2001 among United States Lime & Minerals, Inc., Arkansas Lime Company, Texas Lime Company, and First Union National Bank (incorporated by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, File Number 0-4197).

                  10(u) Fourth Amendment to Amended and Restated Loan and Security Agreement dated as of December 31, 2001 among United States Lime & Minerals, Inc., Arkansas Lime Company, Texas Lime Company, and First Union National Bank.

                  10(v) First Amendment to Credit Agreement dated as of December 27, 2000 among United States Lime & Minerals, Inc., Arkansas Lime Company, Texas Lime Company, the Lenders who are, or may become, a party to this Agreement, and First Union National Bank (incorporated by reference to the Company's Current Report on Form 8-K dated January 18, 2001, File Number 0-4197).

                  10(w) Subordinated Promissory Note dated as of December 27, 2000 among United States Lime & Minerals, Inc., Texas Lime Company, Arkansas Lime Company, and

                           Inberdon Enterprises Ltd. (incorporated by reference to the Company's Current Report on Form 8-K dated January 18, 2001, File Number 0-4197).

                  10(x) Seconded Amended and Restated Note dated April 26, 2001 among United States Lime & Minerals, Inc., Arkansas Lime Company, Texas Lime Company, the Lenders who are, or may become, a party to this Agreement, and First Union National Bank.

                  21       Subsidiaries of the Company.

                  23       Consent of Independent Auditors.

---------
     Exhibits 10(a) through 10(h), and 10(m) through 10(p) are management contracts or compensatory plans or arrangements required to be filed as exhibits.

     (b) The Company did not file any Current Reports on Form 8-K during the fourth quarter of 2001.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           UNITED STATES LIME & MINERALS, INC.


Date:  March 26, 2002                      By: \s\ Timothy W. Byrne
                                               --------------------------------
                                               Timothy W. Byrne, President and
                                               Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date: March 26, 2002                       By: \s\ Timothy W. Byrne
                                               --------------------------------
                                               Timothy W. Byrne, President,
                                               Chief Executive Officer, and
                                               Director (Principal Executive
                                               Officer) (Principal Financial
                                               and Accounting Officer)


Date: March 26, 2002                       By: \s\ Edward A. Odishaw
                                               --------------------------------
                                               Edward A. Odishaw, Director and
                                               Chairman of the Board

Date: March 26, 2002                       By: \s\ Antoine M. Doumet
                                               --------------------------------
                                               Antoine M. Doumet, Director and
                                               Vice Chairman of the Board

Date: March 26, 2002                       By: \s\ John J. Brown
                                               --------------------------------
                                               John J. Brown, Director


Date: March 26, 2002                       By: \s\ Wallace G. Irmscher
                                               --------------------------------
                                               Wallace G. Irmscher, Director


Date: March 26, 2002                       By: \s\ Richard W. Cardin
                                               --------------------------------
                                               Richard W. Cardin, Director

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                            DESCRIPTION
-------                          ------------
 10(u)   Fourth Amendment to Amended and Restated Loan and Security Agreement
         dated as of December 31, 2001 among United States Lime & Minerals,
         Inc., Arkansas Lime Company, Texas Lime Company, and First Union
         National Bank.

10(x)    Seconded Amended and Restated Note dated April 26, 2001 among United
         States Lime & Minerals, Inc., Arkansas Lime Company, Texas Lime
         Company, the Lenders who are, or may become, a party to this Agreement, and First Union National Bank.

21       Subsidiaries of the Company.

23       Consent of Independent Auditors.