Form 10-Q
period 2002-03-31
UNITED STATES LIME & MINERALS INC
filed 2002-05-14
CIK 82020

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q
(Mark One)
[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 2002

                                       OR

[ ]                TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                       Commission file number is 000-4197




                       UNITED STATES LIME & MINERALS, INC.
                       -----------------------------------
             (Exact name of registrant as specified in its charter)


                   TEXAS                                         75-0789226
     ----------------------------------                     -------------------
     (State or other jurisdiction of                          (I.R.S. Employer
      incorporation or organization)                        Identification No.)


13800 MONTFORT DRIVE, SUITE 330, DALLAS, TX                         75240
-------------------------------------------                 -------------------
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

     Yes [X]      No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 10, 2002, 5,799,845 shares of common stock, $0.10 par value, were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)
(Unaudited)

                                                  MARCH 31, 2002    DECEMBER 31, 2001
                                                  --------------    -----------------
ASSETS
Current Assets:
  Cash and cash equivalents                       $           60    $             606
  Trade receivables, net                                   6,498                5,699
  Inventories                                              4,808                5,057
  Prepaid expenses and other assets                          225                  796
                                                  --------------    -----------------
     Total current assets                                 11,591               12,158

Property, plant and equipment, at cost:                  117,299              115,949
  Less accumulated depreciation                          (44,116)             (42,636)
                                                  --------------    -----------------
  Property, plant and equipment, net                      73,183               73,313

Deferred tax assets, net                                   2,454                2,453
Other assets, net                                          1,426                1,485
                                                  --------------    -----------------

     Total assets                                 $       88,654    $          89,409
                                                  ==============    =================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current installments of debt                    $        7,408    $           5,658
  Accounts payable                                         1,681                2,543
  Accrued expenses                                         1,240                1,400
                                                  --------------    -----------------
     Total current liabilities                            10,329                9,601

Debt, excluding current installments                      40,000               40,833
Other liabilities                                            437                  468
                                                  --------------    -----------------
     Total liabilities                                    50,766               50,902

Stockholders' Equity:
  Common stock                                               580                  580
  Additional paid-in capital                              10,392               10,392
  Retained earnings                                       26,916               27,535
                                                  --------------    -----------------

     Total stockholders' equity                           37,888               38,507
                                                  --------------    -----------------

     Total liabilities and stockholders' equity   $       88,654    $          89,409
                                                  ==============    =================

     See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands of dollars, except per share data)
(Unaudited)

                                                                THREE MONTHS ENDED
                                                                    MARCH 31,
                                                          2002                      2001
                                                                                AS RESTATED
                                                 ---------------------     ---------------------
REVENUES                                         $  8,977        100.0%    $  8,691        100.0%

Cost of revenues:
  Labor and other operating expenses                5,602         62.4%       6,026         69.3%
  Depreciation, depletion and amortization          1,538         17.1%       1,214         14.0%
                                                 --------     --------     --------     --------
                                                    7,140         79.5%       7,240         83.3%
                                                 --------     --------     --------     --------

GROSS PROFIT                                        1,837         20.5%       1,451         16.7%

  Selling, general and administrative expenses        958         10.7%       1,052         12.1%
                                                 --------     --------     --------     --------

OPERATING PROFIT                                      879          9.8%         399          4.6%
                                                 --------     --------     --------     --------

  Other expenses:
    Interest expense                                1,114         12.4%         616          7.1%
    Other, net                                        378          4.2%         406          4.7%
                                                 --------     --------     --------     --------
                                                    1,492         16.6%       1,022         11.8%
                                                 --------     --------     --------     --------

LOSS BEFORE INCOME TAXES                             (613)        (6.8)%       (623)        (7.2)%
                                                 --------     --------     --------     --------

  Income tax benefit                                 (142)        (1.6)%       (131)        (1.5)%
                                                 --------     --------     --------     --------

NET LOSS                                         $   (471)        (5.2)%   $   (492)        (5.7)%
                                                 ========     ========     ========     ========


LOSS PER SHARE OF COMMON STOCK:
    Basic                                        $  (0.08)                 $  (0.10)
    Diluted                                      $  (0.08)                 $  (0.10)

     See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars, except per share data)
(Unaudited)

                                                                   THREE MONTHS ENDED
                                                                       MARCH 31,
                                                                  2002            2001
                                                                              AS RESTATED
                                                              ------------    ------------
Operating Activities:
  Net loss                                                    $       (471)   $       (492)
  Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities:

     Depreciation, depletion and amortization                        1,595           1,324
     Amortization of financing costs                                    57              57
     Loss(gain) on sale of property, plant and equipment                 5              (3)
     Net (increase) decrease in:
       Trade receivables                                              (799)         (1,957)
       Inventories                                                     249            (356)
       Prepaid expenses                                                571              45
       Other assets                                                      2             131
       Accounts payable and accrued expenses                        (1,022)         (2,264)
       Other liabilities                                               (31)             (7)
                                                              ------------    ------------
     Net cash provided by (used in) operating activities      $        156    $     (3,522)

INVESTING ACTIVITIES:
  Purchase of property, plant and equipment                   $     (1,477)   $     (2,153)
  Proceeds from sale of property, plant and equipment                    6             276
                                                              ------------    ------------
  Net cash used in investing activities                       $     (1,471)   $     (1,877)

FINANCING ACTIVITIES:
  Payment of common stock dividends                           $       (148)   $       (144)
  Proceeds from borrowings                                           1,750             825
  Repayment of debt                                                   (833)         (9,659)
  Proceeds from rights offering, net                                    --           9,569
                                                              ------------    ------------
  Net cash provided by financing activities                   $        769    $        591
                                                              ------------    ------------

  Net decrease in cash and cash equivalents                           (546)         (4,808)
     Cash and cash equivalents at beginning of period                  606           5,072
                                                              ------------    ------------

     Cash and cash equivalents at end of period               $         60    $        264
                                                              ============    ============

  Supplemental cash flow information:
     Interest paid                                            $        716    $      1,224

     Income taxes paid                                        $        376    $         13

     See accompanying notes to condensed consolidated financial statements.

              UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)




1.   Basis of Presentation

          The condensed consolidated financial statements included herein have been prepared by the Company without independent audit. In the opinion of the Company's management, all adjustments of a normal and recurring nature necessary to present fairly the financial position, results of operations and cash flows for the periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the period ended December 31, 2001. The results of operations for the three-month period ended March 31, 2002 are not necessarily indicative of operating results for the full year.

2. Embezzlement Matter and Restatements and Reclassification of Previously Reported Amounts

          On January 31, 2002, the Company announced that it had discovered that an employee who recently left the Company may have improperly diverted Company funds without authorization. Trading in the Company's common stock on the Nasdaq National Market(R) ("Nasdaq") was halted, and the Audit Committee of the Company's Board of Directors retained outside counsel to conduct a special investigation into the matter. The Audit Committee also retained an independent accounting firm to review the Company's internal controls and to make recommendations for improvement, and the Company has implemented the recommended improvements. The Company also contacted the Securities and Exchange Commission (the "SEC"), as well as criminal authorities, and is cooperating with the SEC, Nasdaq, and criminal authorities with respect to their investigations into this matter.

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

         On March 14, 2002, the Company received $500,000 in insurance proceeds from the Company's insurance policies covering employee theft. The $500,000 had been recorded on the Consolidated Balance Sheet at December 31, 2001 in prepaid expenses and other assets, and recognized in the Consolidated Statement of Operations in other income in the fourth quarter 2001. In addition, the Company has retained counsel for assistance in its efforts to recover the embezzled funds from the Former VP Finance, and to pursue possible civil actions on behalf of the Company against third parties. The Former VP Finance has claimed not to have any funds. At this time, it is too early to determine if any additional recoveries beyond the insurance proceeds will be realized.

     During the first quarter 2002, no additional recoveries were realized. Any future recoveries will be recognized in the quarters in which the recoveries are realized. The costs of the Company's special investigation, the Company's cooperation with the SEC, Nasdaq, and criminal authorities in their investigations, and the Company's ongoing recovery efforts will be recognized as incurred. During the first quarter 2002, the Company recognized $376,000 of such embezzlement-related costs.

          Of the total amount embezzled, $126,000 was embezzled during 1998, $282,000 was embezzled during 1999, $791,000 was embezzled during 2000, and $980,000 was embezzled during 2001. The Former VP Finance used a variety of methods to hide the embezzlements. Funds embezzled during 1998 were improperly expensed to selling, general and administrative expenses. Funds embezzled during 1999 were improperly expensed to labor and other operating expenses. Of the $791,000 that was embezzled in 2000, $328,000 was improperly expensed to labor and other operating expenses, and $463,000 was improperly recorded as prepaid financing costs within other assets, net. Funds embezzled during 2001 totaling $980,000 were also improperly recorded as prepaid financing costs in other assets, net. As a result of the fraudulent entries in other assets, net during 2000 ($463,000) and 2001 ($980,000), the Company improperly recognized excess amortization of its prepaid financing costs, as a component of interest expense, of $19,000 for the year ended December 31, 2000 and $166,000 for the nine months ended September 30, 2001.

          As a result of the embezzlements, the Company has reclassified to other expenses $126,000 in 1998, and $282,000 in 1999, removing those amounts from selling, general and administrative expenses, and labor and other operating expenses, respectively. The embezzlements had a material effect on the Company's financial statements for fiscal year 2000 and the first three quarters 2001. Therefore, the Company has restated its financial statements for 2000 and the first three quarters 2001. As a result of the correction for the overstated prepaid financing costs for 2000 and the first three quarters 2001, and the reclassification of excess interest expense to other expenses, the Company's restatements resulted in an additional loss of $344,000 ($0.09 per share) net of income tax benefits ($444,000 gross) in 2000, and a reduction in net income of $525,000 ($0.10 per share) net of income tax benefits ($647,000 gross) for the nine months ended September 30, 2001.

          The Company's statement of operations for first quarter 2001 has been restated to eliminate the excess amortization of prepaid financing costs, as a component of interest expense, of $45,000, and to recognize in other expenses $448,000 of embezzlement expense. The Company's restatement resulted in an additional loss of $327,000 ($0.07 per share) net of income tax benefits ($403,000 gross) for the three months ended March 31, 2001.

3.   Inventories

Inventories consisted of the following at:
  (In thousands of dollars)                      MARCH 31,     DECEMBER 31,
                                                    2002           2001
                                                ------------   ------------
  Lime and limestone inventories:
    Raw materials                               $      1,722   $      1,983
    Finished goods                                       965            927
                                                ------------   ------------
                                                       2,687          2,910
    Service parts                                      2,121          2,147
                                                ------------   ------------
     Total inventories                          $      4,808   $      5,057
                                                ============   ============

4.   Banking Facilities and Other Debt

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

          As of April 26, 2001, the Company renewed its revolving credit facility, extending it through May 31, 2002. The revolving credit facility was increased from $4,000,000 to $5,000,000 and bears interest at LIBOR plus 1.40%, which rate will increase to a maximum of LIBOR plus 3.55% in accordance with a defined rate spread based upon the Company's then-current ratio of total funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA). Further, on December 31, 2001, the Company amended the revolving credit facility to extend the maturity date to July 31, 2002 and to allow for a contractual overadvance above the borrowing base limitation as previously stated in the facility in an amount not to exceed $750,000 from December 31, 2001 through July 31, 2002. At April 30, 2002, the Company had drawn down $4,075,000, and the average interest rate for the first quarter 2002 was 4.30%. The revolving credit facility is secured by the Company's accounts receivable and inventory.

          On December 27, 2000, the Company obtained a $5,000,000 bridge loan under normal commercial terms from Inberdon Enterprise, Ltd. ("Inberdon"), evidenced by a subordinated promissory note. Inberdon owned approximately 51% of the outstanding common stock of the Company at the time. The bridge loan was unsecured, bore interest at 9.75%, and had to be repaid by March 27, 2001. The bridge loan was repaid with a portion of the proceeds of the Company's rights offering that closed on February 8, 2001. See Note 5.

A summary of outstanding debt at the dates indicated is as follows:
     (In thousands of dollars)

                                  MARCH 31,     DECEMBER 31,
                                     2002           2001
                                 ------------   ------------
     Term loan                   $     43,333   $     44,166
     Revolving credit facility          4,075          2,325
                                 ------------   ------------
          Subtotal                     47,408         46,491
     Less current installments          7,408          5,658
                                 ------------   ------------
     Debt, excluding current
         installments            $     40,000   $     40,833
                                 ============   ============

          The carrying amount of the Company's long-term debt approximates its fair value.

5.   Rights Offering

          On December 26, 2000, the Company initiated a rights offering for $10,000,000. The rights offering allowed each shareholder to receive 0.4566 non-transferable subscription rights for each share of the Company's common stock owned on December 26, 2000. The purchase price for the subscription was $5.50 per share, and the rights offering expired on February 5, 2001.

          As a result of the rights offering, the Company received $10,000,000 ($9,551,000 net of offering costs) and issued an additional 1,818,181 shares effective February 8, 2001. In the rights offering, the Company honored the over subscription requests of its shareholders in full. The Company's majority shareholder, Inberdon, subscribed for its full pro-rata amount, and in addition purchased 461,005 shares not purchased by other shareholders in the rights offering. Immediately following the rights offering, Inberdon owned approximately 59% of the Company's common stock.


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $156,000 for the three months ended March 31, 2002, compared to net cash used in operating activities of $3,522,000 for the three months ended March 31, 2001. The $3,678,000 improvement in first quarter 2002 was primarily the result of changes in working capital. The most significant changes in working capital resulted from $1,242,000 less cash being required to pay for accounts payable and accrued expenses in first quarter 2002 compared to the same period in 2001, and a $799,000 increase in accounts receivable during the 2002 period compared to a $1,957,000 increase in the 2001 period.

     The Company invested $1,477,000 in capital expenditures in the first three months 2002, compared to $2,153,000 in the same period last year. In the first three months 2001, capital expenditures of approximately $1,374,000 were related to Phase I of the modernization and expansion project at the Arkansas facility.

     Net cash provided by financing activities was $769,000 in the first quarter 2002, primarily from $1,750,000 of draws on the Company's revolving credit facility, partially offset by $833,000 repayment of debt and $148,000 payment of cash dividends, compared to $591,000 in the first quarter 2001.

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

     The Company commenced the rights offering on December 26, 2000, and it closed on February 8, 2001. In the rights offering, the Company raised an additional $10,000,000 ($9,551,000 net of offering costs) in equity capital and issued 1,818,181 shares of common stock at the subscription price of $5.50 per share. The Company was able to honor in full all over-subscription requests from its shareholders. The Company's majority shareholder, Inberdon, subscribed for its full pro rata amount and also purchased, at the $5.50 per share subscription price, 461,005 additional shares not purchased by other shareholders in the rights offering, for a total investment of approximately $7,630,000. Immediately following the rights offering, Inberdon owned approximately 59% of the Company's outstanding common stock.

     The proceeds of the rights offering were used to repay the $5,000,000 Bridge Loan from Inberdon, to repay the Company's then-outstanding $4,000,000 revolving credit facility, and for working capital. Accordingly, the Company has fully utilized the proceeds of the rights offering. As a result of repaying the revolving credit facility, however, the Company continued to have access to the funds available under the facility.

     On December 31, 2001, the Company amended the revolving credit facility to extend the maturity date to July 31, 2002 and to allow for a contractual overadvance above the borrowing base limitation as previously stated in the facility in an amount not to exceed $750,000 from December 31, 2001 through July 31, 2002. At April 30, 2002, the Company had drawn down $4,075,000 of the revolving credit facility. The Company has requested an extension of the revolving credit facility. No assurance can be given that the extension will be granted. The Company believes that funds generated from operations and available under the revolving credit facility, if extended, will be sufficient to meet the Company's liquidity and capital needs for the year.

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

     After final resolution of all outstanding matters with a contractor, the total cost of Phase I was approximately $33,000,000. The $33,000,000 included $1,800,000 of costs associated with the pre-building of certain facilities for Phase II of the Arkansas project and the purchase of, but not all of the improvements to, the out-of-state terminal in Shreveport, Louisiana.

     Phase II of the Arkansas project will further expand the plant capacity through the installation of a second kiln with additional storage capacity, and includes the completion of the out-of-state terminal in Shreveport, Louisiana for distribution of the Company's products. The Company may complete the terminal before proceeding with Phase II.

     Arkansas Phase II is estimated to cost approximately $16,000,000, not including the $1,800,000 spent as part of Phase I. The Company plans to proceed with Phase II and will continue to review the optimum time to start the project based on its future operating results, market demand, and ability to secure competitive construction bids and financing.

     The Company is not contractually committed to any planned capital expenditures until actual orders are placed for equipment. As of March 31, 2002, the Company had no material open orders.

     As of March 31, 2002, the Company had $47,408,000 in total debt outstanding.

RESULTS OF OPERATIONS

     Revenues increased from $8,691,000 in the first quarter 2001 to $8,977,000 in the first quarter 2002, an increase of $286,000, or 3.3%. This resulted from a 0.2% increase in sales volume and a 3.1% increase in prices. The market for the Company's products remains very competitive. There has also been a reduction in the amount of state highway construction work during the last few months which reduces the demand for quicklime and hydrated lime. This trend has continued into the second quarter.

     The Company's gross profit was $1,837,000 for the first quarter 2002, compared to $1,451,000 for the first quarter 2001, a 26.6% increase. Gross profit margin as a percentage of revenues for the first quarter 2002 increased to 20.5% from 16.7% in first quarter 2001. Gross profit and gross profit margins improved during the year due to increased production efficiencies at both the Texas and Arkansas facilities and reduced fuel costs, compared to the 2001 period. These increases more than offset the negative impact of a $324,000 increase in depreciation expense compared to the first quarter 2001. The increase in depreciation resulted from the completion of the Company's Arkansas Phase I modernization and expansion project in the second quarter 2001.

     Selling, general and administrative expenses ("SG&A") decreased by $94,000, or 8.9%, to $958,000 in the first quarter 2002, as compared to $1,052,000 in the first quarter 2001. As a percentage of sales, SG&A decreased to 10.7%, as compared to 12.1% in the first quarter a year ago. The decrease in SGA as a percentage of revenues is the result of the increase in revenue from sales of 3.3% without any corresponding increase in the Company's sales force or corporate overhead.

     Interest expense in the first quarter 2002 was $1,114,000. This compares to $616,000, net for the 2001 period, after $634,000 had been capitalized as part of the Arkansas Phase I project costs.

     Other, net decreased by $28,000 to $378,000 in the first quarter 2002, as compared to the restated $406,000 in the first quarter 2001. Other, net in the 2002 quarter consisted almost entirely of $376,000 for embezzlement-related costs. In the first quarter 2001 as restated, $448,000 of embezzlement expense was the primary other expense, partially offset by interest income. (See Note 2 to Condensed Consolidated Financial Statements.)

     The Company reported a net loss of $471,000 ($0.08 per share) during the first quarter 2002, compared to a restated net loss of $492,000 ($0.10 per share) during the first quarter 2001.

     EBITDA (earnings before interest, taxes, depreciation and amortization) was $2,153,000 for the first quarter 2002, an increase of 69.0% from the restated first quarter 2001 EBITDA of $1,274,000. This $879,000 improvement was primarily due to the $286,000 increase in revenues, increased production efficiencies at both the Texas and Arkansas facilities and reduced fuel costs, the $28,000 reduction in other, net and the $94,000 reduction in SG&A.

FORWARD-LOOKING STATEMENTS. Any statements contained in this Quarterly Report that are not statements of historical fact are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements in this Report, including without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions, and adequacy of resources, are identified by such words as "will," "could," "should," "believe," "expect," "intend," "plan," "schedule," "estimate," "anticipate," and "project." The Company undertakes no obligation to publicly update or revise any forward-looking statements. Investors are cautioned that forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from expectations, including without limitation the following: (i) the Company's plans, strategies, objectives, expectations, and intentions are subject to change at any time at the discretion of the Company; (ii) the Company's plans and results of operations will be affected by the Company's ability to manage its growth and modernization; and (iii) other risks and uncertainties, including without limitation those risks and uncertainties indicated from time to time in the Company's filings with the Securities and Exchange Commission, including the Company's Form 10-K for the fiscal year ended December 31, 2001.


ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

          Not Applicable.


PART II. OTHER INFORMATION


ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

          a.   Exhibits:

               11   Statement re computation of per share earnings

          b.   Reports on Form 8-K: None


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  UNITED STATES LIME & MINERALS, INC.






May 10, 2002                           By: /s/ Timothy W. Byrne
                                           -------------------------------------
                                           Timothy W. Byrne
                                           President and Chief Executive Officer
                                           (Principal Executive and Financial
                                           Officer)

                       UNITED STATES LIME & MINERALS, INC.



                          Quarterly Report on Form 10-Q
                                  Quarter Ended
                                 March 31, 2002



Index to Exhibits

EXHIBIT
NUMBER           DESCRIPTION
-------          -----------
11               Statement re computation of per share earnings