Form 10-Q
period 2002-06-30
UNITED STATES LIME & MINERALS INC
filed 2002-08-13
CIK 82020

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

                  For the quarterly period ended JUNE 30, 2002

                                       OR

[ ]                TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ........ to ........

                       Commission file number is 000-4197


                       UNITED STATES LIME & MINERALS, INC.
                       -----------------------------------
             (Exact name of registrant as specified in its charter)


              TEXAS                                               75-0789226
  --------------------------------                           -------------------
  (State or other jurisdiction of                             (I.R.S. Employer
  incorporation or organization)                             Identification No.)


 13800 MONTFORT DRIVE, SUITE 330, DALLAS, TX                         75240
--------------------------------------------                 -------------------
  (Address of principal executive offices)                        (Zip Code)


                                 (972) 991-8400
                                 --------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of August 13, 2002, 5,799,845 shares of common stock, $0.10 par value, were outstanding.

PART I.  FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)
(Unaudited)

                                                      JUNE 30,       DECEMBER 31,
                                                       2002               2001
                                                   -------------     -------------
ASSETS

Current Assets:
  Cash and cash equivalents                        $         841     $         606
  Trade receivables, net                                   7,651             5,699
  Inventories                                              4,012             5,057
  Prepaid expenses and other assets                          163               796
                                                   -------------     -------------
     Total current assets                                 12,667            12,158

Property, plant and equipment, at cost:                  113,166           115,949
  Less accumulated depreciation                          (40,925)          (42,636)
                                                   -------------     -------------
  Property, plant and equipment, net                      72,241            73,313

Deferred tax assets, net                                   2,453             2,453
Other assets, net                                          1,393             1,485
                                                   -------------     -------------

     Total assets                                  $      88,754     $      89,409
                                                   =============     =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Current installments of debt                     $       6,908     $       5,658
  Accounts payable                                         2,476             2,543
  Accrued expenses                                         1,537             1,400
                                                   -------------     -------------
     Total current liabilities                            10,921             9,601

Debt, excluding current installments                      39,167            40,833
Other liabilities                                            406               468
                                                   -------------     -------------
     Total liabilities                                    50,493            50,902

Stockholders' Equity:
  Common stock                                               580               580
  Additional paid-in capital                              10,392            10,392
  Retained earnings                                       27,288            27,535
                                                   -------------     -------------

     Total stockholders' equity                           38,260            38,507
                                                   -------------     -------------

     Total liabilities and stockholders' equity    $      88,754     $      89,409
                                                   =============     =============

     See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands of dollars, except per share data)
(Unaudited)

                                                    THREE MONTHS ENDED                              SIX MONTHS ENDED
                                                         JUNE 30,                                        JUNE 30,
                                               2002                   2001                     2002                   2001
                                                                   AS RESTATED                                      AS RESTATED
                                      ---------------------------------------------   ---------------------------------------------
REVENUES                              $  10,961       100.0%  $  10,812       100.0%  $  19,938       100.0%  $  19,503       100.0%

Cost of revenues:
  Labor and other operating expenses      6,467        59.0%      6,030        55.8%     12,069        60.5%     12,056        61.8%
  Depreciation, depletion
     and amortization                     1,513        13.8%      1,484        13.7%      3,051        15.3%      2,698        13.8%
                                      ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------
                                          7,980        72.8%      7,514        69.5%     15,120        75.8%     14,754        75.6%
                                      ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------

GROSS PROFIT                              2,981        27.2%      3,298        30.5%      4,818        24.2%      4,749        24.4%

  Selling, general and
       administrative expenses            1,015         9.3%        918         8.5%      1,973         9.9%      1,970        10.1%
                                      ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------

OPERATING PROFIT                          1,966        17.9%      2,380        22.0%      2,845        14.3%      2,779        14.2%
                                      ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------

  Other expenses:
    Interest expense                      1,102        10.1%        955         8.8%      2,215        11.1%      1,571         8.1%
    Other, net                              195         1.8%        160         1.5%        573         2.9%        566         2.9%
                                      ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------
                                          1,297        11.8%      1,115        10.3%      2,788        14.0%      2,137        11.0%
                                      ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------

INCOME BEFORE INCOME TAXES                  669         6.1%      1,265        11.7%         57         0.3%        642         3.3%
                                      ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------

  Income tax expense                        153         1.4%        324         3.0%         11         0.1%        193         1.0%
                                      ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------

NET INCOME                            $     516         4.7%  $     941         8.7%  $      46         0.2%  $     449         2.3%
                                      =========   =========   =========   =========   =========   =========   =========   =========


INCOME PER SHARE OF COMMON STOCK:
    Basic                             $    0.09               $    0.16               $    0.01               $    0.08
    Diluted                           $    0.09               $    0.16               $    0.01               $    0.08

     See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)
(Unaudited)

                                                                     SIX MONTHS ENDED
                                                                          JUNE 30,
                                                                  2002            2001
                                                                               AS RESTATED
                                                               ------------   ------------
OPERATING ACTIVITIES:
  Net income                                                   $         46   $        449
  Adjustments to reconcile net income to net cash provided by
     (used in) operating activities:

     Depreciation, depletion and amortization                         3,163          2,824
     Amortization of financing costs                                    115            115
     Loss (gain) on sale of property, plant and equipment                (3)             3
     Net (increase) decrease in:
       Trade receivables                                             (1,952)        (3,102)
       Inventories                                                    1,045           (348)
       Prepaid expenses                                                 633             50
       Other assets                                                     (23)           149
       Accounts payable and accrued expenses                             70         (2,850)
       Other liabilities                                                (62)           (10)
                                                               ------------   ------------
     Net cash provided by (used in) operating activities       $      3,032   $     (2,720)

INVESTING ACTIVITIES:
  Purchase of property, plant and equipment                    $     (2,132)  $     (3,478)
  Proceeds from sale of property, plant and equipment                    44            278
                                                               ------------   ------------
  Net cash used in investing activities                        $     (2,088)  $     (3,200)

FINANCING ACTIVITIES:
  Payment of common stock dividends                            $       (293)  $       (290)
  Proceeds from borrowings                                            1,750          2,825
  Repayment of debt                                                  (2,166)       (10,492)
  Proceeds from rights offering, net                                     --          9,551
                                                               ------------   ------------
  Net cash provided by (used in) financing activities          $       (709)  $      1,594
                                                               ------------   ------------

  Net increase (decrease) in cash and cash equivalents                  235         (4,326)
     Cash and cash equivalents at beginning of period                   606          5,072
                                                               ------------   ------------

     Cash and cash equivalents at end of period                $        841   $        746
                                                               ============   ============

  Supplemental cash flow information:
     Interest paid                                             $      2,101   $      2,534

     Income taxes paid                                         $        442   $        291


     See accompanying notes to condensed consolidated financial statements.

              UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)




1.   Basis of Presentation

         The condensed consolidated financial statements included herein have been prepared by the Company without independent audit. In the opinion of the Company's management, all adjustments of a normal and recurring nature necessary to present fairly the financial position, results of operations and cash flows for the periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the period ended December 31, 2001. The results of operations for the three-month and six-month periods ended June 30, 2002 are not necessarily indicative of operating results for the full year.

2. Embezzlement Matter and Restatements and Reclassification of Previously Reported Amounts

         On January 31, 2002, the Company announced that it had discovered that an employee who had recently left the Company may have improperly diverted Company funds without authorization. Trading in the Company's common stock on the Nasdaq National Market(R) ("Nasdaq") was halted, and the Audit Committee of the Company's Board of Directors retained outside counsel to conduct a special investigation into the matter. The Audit Committee also retained an independent accounting firm to review the Company's internal controls and to make recommendations for improvement, and the Company has implemented the recommended improvements. The Company also contacted the Securities and Exchange Commission (the "SEC"), as well as criminal authorities, and is cooperating with the SEC, Nasdaq, and criminal authorities with respect to their investigations into this matter.

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

         On March 14, 2002, the Company received $500,000 in insurance proceeds from the Company's insurance policies covering employee theft. The $500,000 had been recorded on the Consolidated Balance Sheet at December 31, 2001 in prepaid expenses and other assets, and recognized in the Consolidated Statement of Operations in other income in the fourth quarter 2001. In addition, the Company has retained counsel for assistance in its efforts to recover the embezzled funds from the Former VP Finance, and to pursue possible civil actions on behalf of the Company against third parties. The Former VP Finance has claimed not to have any funds. At this time, it is too early to determine if any additional recoveries beyond the insurance proceeds will be realized. During the first six months 2002, no additional recoveries were realized. Any future recoveries will be recognized in the quarters in which the recoveries are realized. The costs of the Company's special investigation, the Company's cooperation with the SEC, Nasdaq, and criminal authorities in their investigations, and the Company's ongoing recovery efforts will be recognized as incurred. During the first six months 2002, the Company recognized $622,000 of such embezzlement-related costs.

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

         As a result of the embezzlements, the Company has reclassified to other expenses $126,000 in 1998, and $282,000 in 1999, removing those amounts from selling, general and administrative expenses, and labor and other operating expenses, respectively. The embezzlements had a material effect on the Company's financial statements for fiscal year 2000 and the first three quarters 2001. Therefore, the Company has restated its financial statements for 2000 and the first three quarters 2001. As a result of the correction for the overstated prepaid financing costs for 2000 and the first three quarters 2001, and the reclassification of excess interest expense to other expenses, the Company's restatements reflected an additional loss of $344,000 ($0.09 per share) net of income tax benefits ($444,000 gross) in 2000, and a reduction in net income of $525,000 ($0.10 per share) net of income tax benefits ($647,000 gross) for the nine months ended September 30, 2001.

         The Company's Consolidated Statement of Operations for first six months 2001 has been restated to eliminate excess amortization of prepaid financing costs, as a component of interest expense, of $100,000, and to recognize in other expenses $620,000 of embezzlement expense. The Company's restatement resulted in an additional loss of $422,000 ($0.08 per share) net of income tax benefits ($520,000 gross) for the six months ended June 30, 2001.

3.   Inventories

    Inventories consisted of the following at:

        (In thousands of dollars)                      JUNE 30,    DECEMBER 31,
                                                        2002           2001
                                                    -------------  -------------
          Lime and limestone inventories:
            Raw materials                           $       1,490  $       1,983
            Finished goods                                    422            927
                                                    -------------  -------------
                                                            1,912          2,910
            Service parts                                   2,100          2,147
                                                    -------------  -------------
              Total inventories                     $       4,012  $       5,057
                                                    =============  =============

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

         As of April 26, 2001, the Company renewed its revolving credit facility, extending it through May 31, 2002. The revolving credit facility was increased from $4,000,000 to $5,000,000 and bears interest at LIBOR plus 1.40%, which rate will increase to a maximum of LIBOR plus 3.55% in accordance with a defined rate spread based upon the Company's then-current ratio of total funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA). Further, on December 31, 2001, the Company amended the revolving credit facility to extend the maturity date to July 31, 2002, and to allow for a contractual overadvance above the borrowing base limitation as previously stated in the facility in an amount not to exceed $750,000 that expired on July 31, 2002. The $5,000,000 revolving credit facility was further amended on May 31, 2002 to extend the maturity date to January 31, 2003. As of July 31, 2002, the Company's outstanding balance was $2,825,000, and the average interest rate for the first six months 2002 was 4.23%. The revolving credit facility is secured by the Company's accounts receivable and inventory.

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

         A summary of outstanding debt at the dates indicated is as follows:
            (In thousands of dollars)

                                                          JUNE 30,     DECEMBER 31,
                                                            2002           2001
                                                        -------------  -------------
              Term loan                                 $      42,500  $      44,166
              Revolving credit facility                         3,575          2,325
                                                        -------------  -------------
                   Subtotal                                    46,075         46,491
              Less current installments                         6,908          5,658
                                                        -------------  -------------
              Debt, excluding current
                  installments                          $      39,167  $      40,833
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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $3,032,000 for the six months ended June 30, 2002, compared to net cash used in operating activities of $2,720,000 for the six months ended June 30, 2001. The $5,752,000 improvement in first half 2002 was primarily the result of changes in working capital. The most significant changes in working capital resulted from $2,920,000 less cash being required to pay for accounts payable and accrued expenses in the first half 2002, compared to the same period in 2001. The 2001 decrease in accounts payable and accrued expenses primarily reflected payments for costs incurred related to the Phase I of the modernization and expansion project at the Arkansas facility that was completed in the first half 2001. In addition, the Company reduced its inventories by $1,045,000 in the 2002 period, compared to a $348,000 increase in the 2001 period, and accounts receivable increased $1,952,000 during the 2002 period, compared to a $3,102,000 increase in the 2001 period.

     The Company invested $2,132,000 in capital expenditures in the first six months 2002, compared to $3,478,000 in the same period last year. In the first six months 2001, capital expenditures of approximately $1,506,000 were related to Phase I of the modernization and expansion project at the Arkansas facility.

     Net cash used in financing activities was $709,000 in the first six months 2002, primarily from $2,166,000 repayment of debt and $293,000 payment of cash dividends, partially offset by $1,750,000 of draws on the Company's revolving credit facility. Financing activities provided $1,594,000 net cash in the first six months 2001, as explained below.

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

     On December 31, 2001, the Company amended the revolving credit facility to extend the maturity date to July 31, 2002, and to allow for a contractual overadvance above the borrowing base limitation as previously stated in the facility in an amount not to exceed $750,000 that expired on July 31, 2002. The $5,000,000 revolving credit facility was further amended on May 31, 2002 to extend the maturity date to January 31, 2003. As of July 31, 2002, the Company's outstanding balance on the revolving credit facility was $2,825,000. The Company believes that funds generated from operations and available under the revolving credit facility will be sufficient to meet the Company's liquidity and capital needs for the year.

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

     The Company is not contractually committed to any planned capital expenditures until actual orders are placed for equipment. As of June 30, 2002, the Company had no material open orders.

     As of July 31, 2002, the Company had $45,047,000 in total debt outstanding.

RESULTS OF OPERATIONS

     Revenues increased to $10,961,000 in the second quarter 2002 from $10,812,000 in the second quarter 2001, an increase of $149,000, or 1.4%. This resulted from a 2.7% increase in sales volume and a 1.3% decrease in prices. Revenues increased to $19,938,000 in the first half 2002 from $19,503,000 for the first half 2001, an increase of $435,000, or 2.2%. This resulted from a 1.5% increase in sales volume and a 0.7% increase in prices. The market for the Company's products continues to be very competitive. There was also a reduction in the amount of Texas highway construction work let in the first half of the year, as compared to the first half of last year. Recently, there has been an upturn in the letting of contracts for highway construction work which the Company believes should approach prior years' levels.

      The Company's gross profit was $2,981,000 for the second quarter 2002, compared to $3,298,000 for the second quarter 2001, a 9.6% decrease. Gross profit margin as a percentage of revenues for the first quarter 2002 decreased to 27.2% from 30.5% in second quarter 2001. Gross profit and gross profit margins declined due to reduced lime production of approximately 15% during the second quarter at the Company's Texas plant caused by various operational problems, partially the result of unseasonably wet weather that continued into the beginning of the third quarter. This reduced production resulted in the depletion of finished goods inventories and increased costs through the purchase of lime from alternative sources to fulfill the Company's sales commitments. These operational problems are being resolved and production is returning to normal.

      The Company's gross profit was $4,818,000 for the first half 2002, compared to $4,749,000 for the first half 2001, a 1.5% increase. Gross profit margin as a percentage of revenues for the first half 2002 was 24.2% compared to 24.4% in first half 2001. The increase in gross profit during the first half 2002 is due to increased production and sales at the Arkansas facility. These improvements in the first half 2002 more than offset the $353,000 increase in depreciation expense and the operational problems at the Company's Texas plant in the second quarter. The increase in depreciation resulted from the completion of the Company's Arkansas Phase I modernization and expansion project in the second quarter 2001.

      Selling, general and administrative expenses ("SG&A") increased by $97,000, or 10.6%, to $1,015,000 in the second quarter 2002, as compared to $918,000 in the second quarter 2001, and increased by $3,000, or 0.2%, to $1,973,000 in the first half 2002, as compared to $1,970,000 in the first half 2001. As a percentage of sales, SG&A was 9.3% in the second quarter 2002, as compared to 8.5% in the comparable 2001 period, and 9.9% for the 2002 six-month period, as compared to 10.1% in the first six months 2001.

      Interest expense in the second quarter 2002 was $1,102,000. This compares to $955,000, net for the second quarter 2001, after $211,000 had been capitalized as part of the Arkansas Phase I project costs during the 2001 quarter. Interest expense in the first half 2002 was $2,215,000. This compares to $1,571,000, net for the comparable 2001 period, after $845,000 had been capitalized as part of the Arkansas Phase I project costs during the first half 2001.

     Other, net increased by $35,000 to $195,000 in the second quarter 2002, as compared to the restated $160,000 in the second quarter 2001. Other, net in the 2002 quarter consisted of $247,000 for embezzlement-related costs, partially offset by interest and other income. In the second quarter 2001 as restated, $172,000 of embezzlement expense was the primary other expense, partially offset by interest income. Other, net increased by $7,000 to $573,000 in the first half 2002, as compared to the restated $566,000 in the first half 2001. Other, net in the 2002 period consisted of $622,000 for embezzlement-related costs partially offset by interest and other income. In the first half 2001 as restated, $620,000 of embezzlement expense was the primary other expense, partially offset by interest income. (See Note 2 to Condensed Consolidated Financial Statements.)

     The Company reported net income of $516,000 ($0.09 per share) during the second quarter 2002, compared to a restated net income of $941,000 ($0.16 per share) during the second quarter 2001. The Company reported a net income of $46,000 ($0.01 per share) during the fist half 2002, compared to a restated net income of $449,000 ($0.08 per share) during the first half 2001.

     EBITDA (earnings before interest, taxes, depreciation and amortization) was $3,338,000 for the second quarter 2002, a decrease of 11.3% from the restated second quarter 2001 EBITDA of $3,764,000. This $426,000 decrease was primarily due to the operational problems at the Company's Texas plant during the second quarter. EBITDA was $5,433,000 for the first half 2002, an increase of 7.9% from the restated first half 2001 EBITDA of $5,037,000. This $396,000 improvement was primarily due to the $435,000 increase in revenues for the six-month period.

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

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         Not Applicable.

PART II. OTHER INFORMATION

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of Shareholders was held May 3, 2002 in Dallas, Texas. The table below shows the proposal submitted to shareholders in the Company's Proxy Statement, dated April 3, 2002.

     Election of Directors

                                       FOR                             WITHHELD
                                       ---                             --------
     John J. Brown                  4,970,125                           54,995
     Timothy W. Byrne               4,993,316                           31,804
     Richard W. Cardin              4,971,501                           53,619
     Antoine M. Doumet              4,992,112                           33,008
     Wallace G. Irmscher            4,971,625                           53,495
     Edward A. Odishaw              4,911,401                          113,719

There were no broker non-votes.

ITEM 6:       EXHIBITS AND REPORTS ON FORM 8-K

              a.  Exhibits:

                  10 Fifth Amendment to Amended and Restated Loan and Security Agreement dated as of May 31, 2002 among United States Lime and Minerals, Inc., Arkansas Lime Company, Texas Lime Company and First Union National Bank

                  11     Statement re computation of per share earnings

                  99(a)  Section 906 Certification by the Chief Executive
                         Officer

                  99(b)  Section 906 Certification by the Chief Financial
                         Officer

              b.  Reports on Form 8-K:  None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                UNITED STATES LIME & MINERALS, INC.



August 13, 2002                 By: /s/  Timothy W. Byrne
                                    --------------------------------------------
                                    Timothy W. Byrne
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)


August 13, 2002                 By: /s/  M. Michael Owens
                                    --------------------------------------------
                                    M. Michael Owens
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                       UNITED STATES LIME & MINERALS, INC.


                          Quarterly Report on Form 10-Q
                                  Quarter Ended
                                  June 30, 2002

                               Index to Exhibits

 EXHIBIT
 NUMBER        DESCRIPTION
 ------        -----------
   10          Fifth Amendment to Amended and Restated Loan and Security
               Agreement dated as of May 31, 2002 among United States Lime and
               Minerals, Inc., Arkansas Lime Company, Texas Lime Company and
               First Union National Bank

   11          Statement re computation of per share earnings

   99(a)       Section 906 Certification by the Chief Executive Officer

   99(b)       Section 906 Certification by the Chief Financial Officer