Form 10-Q
period 2002-09-30
UNITED STATES LIME & MINERALS INC
filed 2002-11-06
CIK 82020

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

                For the quarterly period ended SEPTEMBER 30, 2002

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of November 5, 2002, 5,799,845 shares of common stock, $0.10 par value, were outstanding.

PART 1. FINANCIAL INFORMATION
ITEM:1: FINANCIAL STATEMENTS


UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)
(Unaudited)

                                                               SEPTEMBER 30, 2002   DECEMBER 31, 2001
                                                               -----------------     ----------------
ASSETS
Current Assets:
  Cash and cash equivalents                                    $             539     $            606
  Trade receivables, net                                                   6,932                5,699
  Inventories                                                              4,039                5,057
  Prepaid expenses and other assets                                          186                  796
                                                               -----------------     ----------------
     Total current assets                                                 11,696               12,158

Property, plant and equipment, at cost:                                  113,535              115,949
  Less accumulated depreciation                                          (42,220)             (42,636)
                                                               -----------------     ----------------
  Property, plant and equipment, net                                      71,315               73,313

Deferred tax assets, net                                                   2,454                2,453
Other assets, net                                                          1,344                1,485
                                                               -----------------     ----------------
     Total assets                                              $          86,809     $         89,409
                                                               =================     ================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current installments of debt                                 $           5,558     $          5,658
  Accounts payable                                                         2,189                2,543
  Accrued expenses                                                         1,654                1,400
                                                               -----------------     ----------------
     Total current liabilities                                             9,401                9,601

Debt, excluding current installments                                      38,333               40,833
Other liabilities                                                            376                  468
                                                               -----------------     ----------------
     Total liabilities                                                    48,110               50,902

Stockholders' Equity:
  Common stock                                                               580                  580
  Additional paid-in capital                                              10,392               10,392
  Retained earnings                                                       27,727               27,535
                                                               -----------------     ----------------
     Total stockholders' equity                                           38,699               38,507
                                                               -----------------     ----------------
     Total liabilities and stockholders' equity                $          86,809     $         89,409
                                                               =================     ================

      See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands of dollars, except per share data)
(Unaudited)

                                                    THREE MONTHS ENDED                             NINE MONTHS ENDED
                                                        SEPTEMBER 30,                                 SEPTEMBER 30,
                                                2002                      2001                  2002                   2001
                                                                     AS RESTATED                                   AS RESTATED
                                       ---------------------    --------------------   --------------------   --------------------
REVENUES                               $ 10,496        100.0%   $ 10,975       100.0%  $ 30,434       100.0%  $ 30,478       100.0%
Cost of revenues:
  Labor and other operating expenses      6,186         58.9%      6,060        55.2%    18,255        60.0%    18,116        59.4%
  Depreciation, depletion
     and amortization                     1,571         15.0%      1,603        14.6%     4,622        15.2%     4,301        14.1%
                                       ---------------------    --------------------   --------------------   --------------------
                                          7,757         73.9%      7,663        69.8%    22,877        75.2%    22,417        73.5%
                                       ---------------------    --------------------   --------------------   --------------------

GROSS PROFIT                              2,739         26.1%      3,312        30.2%     7,557        24.8%     8,061        26.4%

  Selling, general and
       administrative expenses              983          9.4%        939         8.6%     2,956         9.7%     2,909         9.5%
                                       ---------------------    --------------------   --------------------   --------------------

OPERATING PROFIT                          1,756         16.7%      2,373        21.6%     4,601        15.1%     5,152        16.9%
                                       ---------------------    --------------------   --------------------   --------------------
  Other expenses:
    Interest expense                      1,072         10.2%      1,163        10.6%     3,287        10.8%     2,734         9.0%
    Other, net                               (2)        (0.0)%       171         1.6%       571         1.9%       737         2.4%
                                       ---------------------    --------------------   --------------------   --------------------
                                          1,070         10.2%      1,334        12.2%     3,858        12.7%     3,471        11.4%
                                       ---------------------    --------------------   --------------------   --------------------

INCOME BEFORE INCOME TAXES                  686          6.5%      1,039         9.5%       743         2.4%     1,681         5.5%
                                       ---------------------    --------------------   --------------------   --------------------

  Income tax expense                        101          1.0%        267         2.4%       112         0.4%       460         1.5%
                                       ---------------------    --------------------   --------------------   --------------------


NET INCOME                             $    585          5.6%   $    772         7.0%  $    631         2.1%  $  1,221         4.0%
                                       =====================    ====================   ====================   ====================


INCOME PER SHARE OF COMMON STOCK:
    Basic                              $   0.10                 $   0.13               $   0.11               $   0.22
    Diluted                            $   0.10                 $   0.13               $   0.11               $   0.22

       See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)
(Unaudited)

                                                                                   NINE MONTHS ENDED
                                                                                      SEPTEMBER 30,
                                                                                 2002                 2001
                                                                                                 AS RESTATED
                                                                          -----------------    ---------------
OPERATING ACTIVITIES:
  Net income                                                              $             631    $         1,221
  Adjustments to reconcile net income to net cash provided by
     (used in) operating activities:
     Depreciation, depletion and amortization                                         4,828              4,482
     Amortization of financing costs                                                    172                172
     Loss on sale of property, plant and equipment                                        5                  9
     Net (increase) decrease in:
       Trade receivables                                                             (1,233)            (2,756)
       Inventories                                                                    1,018               (631)
       Prepaid expenses                                                                 610                 19
       Other assets                                                                     (32)               194
       Accounts payable and accrued expenses                                           (101)            (4,579)
       Other liabilities                                                                (92)               (14)
                                                                          -----------------    ---------------
     Net cash provided by (used in) operating activities                  $           5,808    $        (1,883)

INVESTING ACTIVITIES:
  Purchase of property, plant and equipment                               $          (2,913)   $        (3,120)
  Proceeds from sale of property, plant and equipment                                    77                279
                                                                          -----------------    ---------------
  Net cash used in investing activities                                   $          (2,836)   $        (2,841)

FINANCING ACTIVITIES:
  Payment of common stock dividends                                       $            (439)   $          (435)
  Proceeds from borrowings                                                            1,750              3,325
  Repayment of debt                                                                  (4,350)           (12,325)
  Proceeds from rights offering, net                                                     --              9,551
                                                                          -----------------    ---------------
  Net cash provided by (used in) financing activities                     $          (3,039)   $           116
                                                                          -----------------    ---------------
  Net decrease in cash and cash equivalents                                             (67)            (4,608)
     Cash and cash equivalents at beginning of period                                   606              5,072
                                                                          -----------------    ---------------
     Cash and cash equivalents at end of period                           $             539    $           464
                                                                          =================    ===============

  Supplemental cash flow information:
     Interest paid                                                        $           3,115    $         3,439

     Income taxes paid                                                    $             443    $           291



     See accompanying notes to condensed consolidated financial statements.

              UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

1.   Basis of Presentation

         The condensed consolidated financial statements included herein have been prepared by the Company without independent audit. In the opinion of the Company's management, all adjustments of a normal and recurring nature necessary to present fairly the financial position, results of operations and cash flows for the periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the period ended December 31, 2001. The results of operations for the three-month and nine-month periods ended September 30, 2002 are not necessarily indicative of operating results for the full year.


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

         On March 14, 2002, the Company received $500,000 in insurance proceeds from the Company's insurance policies covering employee theft. The $500,000 had been recorded on the Consolidated Balance Sheet at December 31, 2001 in prepaid expenses and other assets, and recognized in the Consolidated Statement of Operations in other income in the fourth quarter 2001. In addition, the Company has retained counsel for assistance in its efforts to recover the embezzled funds from the Former VP Finance, and to pursue possible civil actions on behalf of the Company against third parties. The Former VP Finance has claimed not to have any funds. During the first nine months 2002, no additional recoveries were realized. Any future recoveries will be recognized in the quarters in which the recoveries are realized. The costs of the Company's special investigation, the Company's cooperation with the SEC, Nasdaq, and criminal authorities in their investigations, and the Company's ongoing recovery efforts will be recognized as incurred. During the first nine months 2002, the Company recorded $546,000 ($0.09 per share) net of income tax benefits ($642,000 gross) for such embezzlement-related costs.


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

         The Company's Consolidated Statement of Operations for first nine months 2001 has been restated to eliminate excess amortization of prepaid financing costs, as a component of interest expense, of $166,000, and to recognize in other expenses $813,000 of embezzlement expense. The Company's restatement resulted in an additional loss of $525,000 ($0.10 per share) net of income tax benefits ($647,000 gross) for the nine months ended September 30, 2001.

3.   Inventories

    Inventories consisted of the following at:
        (In thousands of dollars)                                               SEPTEMBER 30,             DECEMBER 31,
                                                                                    2002                      2001
                                                                           ----------------------    ---------------------
          Lime and limestone inventories:
            Raw materials                                                  $               1,413     $               1,983
            Finished goods                                                                   593                       927
                                                                           ---------------------     ---------------------
                                                                                           2,006                     2,910
             Service parts                                                                 2,033                     2,147
                                                                           ---------------------     ---------------------
             Total inventories                                             $               4,039     $               5,057
                                                                           =====================     =====================

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

         As of April 26, 2001, the Company renewed its revolving credit facility, extending it through May 31, 2002 and increasing the maximum borrowing amount from $4,000,000 to $5,000,000. The $5,000,000 revolving credit facility bears interest at LIBOR plus 1.40%, which rate will increase to a maximum of LIBOR plus 3.55% in accordance with a defined rate spread based upon the Company's then-current ratio of total funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA). On December 31, 2001, the Company amended the revolving credit facility to extend the maturity date to July 31, 2002, and to allow for a contractual overadvance above the borrowing base limitation as previously stated in the facility in an amount not to exceed $750,000 that expired on July 31, 2002. The $5,000,000 revolving credit facility was further amended on May 31, 2002 to extend the maturity date to January 31, 2003. The Company has requested an additional extension of the $5,000,000 revolving credit facility. As of October 31, 2002, the Company's outstanding balance was $1,825,000, and the average interest rate for the first nine months 2002 was 4.19%. The revolving credit facility is secured by the Company's accounts receivable and inventory.

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

         A summary of outstanding debt at the dates indicated is as follows:
            (In thousands of dollars)

                                              SEPTEMBER 30,    DECEMBER 31,
                                                  2002            2001
                                              -------------   -------------
                  Term loan                   $      41,666   $      44,166
                  Revolving credit facility           2,225           2,325
                                              -------------   -------------
                       Subtotal                      43,891          46,491
                  Less current installments           5,558           5,658
                                              -------------   -------------
                  Debt, excluding current
                      installments            $      38,333   $      40,833
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

6.   Employee Retirement Plan

         The Company has a noncontributory defined benefit pension plan (the "Corson Plan") that covered substantially all union employees previously employed by its wholly-owned subsidiary, Corson Lime Corporation. In June 1997, the Company sold substantially all of the assets of Corson Lime Company and all benefit accruals under the plan ceased as of July 31, 1997. During 1997 and 1998, the Company made contributions to the Corson Plan that were intended to fully fund all of the benefits earned by the participants. The Company has made no contributions to the Corson Plan since 1998. The significant declines in the financial markets have unfavorably impacted plan asset values. Assuming the stock market does not significantly improve during the last quarter of this year, and historically low interest rates continue (a key factor when estimating plan liabilities), the Company is likely to record a significant non-cash charge to equity in the fourth quarter 2002. This charge would not impact reported earnings for 2002 and will reverse in future periods if either interest rates increase or market performance and returns on plan assets improve.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $5,808,000 for the nine months ended September 30, 2002, compared to net cash used in operating activities of $1,883,000 for the nine months ended September 30, 2001. The $7,691,000 improvement in the first nine months 2002 was primarily the result of changes in working capital. The most significant changes in working capital resulted from $4,479,000 less cash being required to pay for accounts payable and accrued expenses in the first nine months 2002, compared to the same period in 2001. The 2001 decrease in accounts payable and accrued expenses primarily reflected payments for costs incurred related to the Phase I of the modernization and expansion project at the Arkansas facility that was completed in the second quarter 2001. In addition, the Company reduced its inventories by $1,018,000 in the first nine months 2002, compared to a $631,000 increase in the comparable 2001 period, and accounts receivable increased $1,233,000 during the first nine months 2002, compared to a $2,756,000 increase in the comparable 2001 period. The $610,000 decrease in prepaid expenses in the first nine months 2002 is primarily due to the $500,000 in insurance proceeds received in March 2002.

     The Company invested $2,913,000 in capital expenditures in the first nine months 2002, compared to $3,120,000 in the same period last year after final resolution with a contractor. In the first nine months 2001, capital expenditures of approximately $722,000 were related to Phase I of the modernization and expansion project at the Arkansas facility.

     Net cash used in financing activities was $3,039,000 in the first nine months 2002, primarily from $4,350,000 repayment of debt and $439,000 payment of cash dividends, partially offset by $1,750,000 of draws on the Company's revolving credit facility. Financing activities provided $116,000 net cash in the first nine months 2001, as explained below.

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

     On December 31, 2001, the Company amended the revolving credit facility to extend the maturity date to July 31, 2002, and to allow for a contractual overadvance above the borrowing base limitation as previously stated in the facility in an amount not to exceed $750,000 that expired on July 31, 2002. The $5,000,000 revolving credit facility was further amended on May 31, 2002 to extend the maturity date to January 31, 2003. The Company has requested an additional extension of the $5,000,000 revolving credit facility. As of October 31, 2002, the Company's outstanding balance on the revolving credit facility was $1,825,000. The Company believes that funds generated from operations and available under the revolving credit facility, assuming it is extended, will be sufficient to meet the Company's liquidity and capital needs through such period.

     The Arkansas modernization and expansion project is expected to be completed in two phases. Phase I involved the redevelopment of the quarry plant, rebuilding of the railroad to standard gauge, the purchase of a facility to establish an out-of-state terminal in Shreveport, Louisiana, the installation of a rotary kiln with preheater, and increased product storage and loading capacity. The kiln in Phase I produced its first lime on October 22, 2000, which is of excellent quality and has been well received by customers. Phase I of the modernization and expansion project for the Arkansas plant required additional work in order to be fully operational and efficient. The Company completed this work in the second quarter 2001.

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

     The estimated additional capital costs to complete Phase II is approximately $16,000,000. The Company plans to proceed with Phase II at the optimum time based on its future operating results, market demand and ability to secure competitive construction bids and financing.

     The Company is not contractually committed to any planned capital expenditures until actual orders are placed for equipment. As of September 30, 2002, the Company had no material open orders.

     As of October 31, 2002, the Company had $43,214,000 in total debt outstanding.

 RESULTS OF OPERATIONS

     Revenues decreased to $10,496,000 in the third quarter 2002 from $10,975,000 in the third quarter 2001, a decrease of $479,000, or 4.4%. This primarily resulted from a 4.9% decrease in sales volume, partially offset by a 0.5% increase in average prices. Revenues were $30,434,000 in the first nine months 2002, basically unchanged compared to $30,478,000 for the first nine months 2001 as a 0.8% decrease in sales volume was partially offset by a 0.7% increase in average prices. The market for the Company's products continues to be very competitive. There was also a reduction in the amount of Texas highway construction work let in the first nine months of the year, as compared to the first nine months of last year. During the last couple of months, the letting of contracts for highway construction work has increased and the Company believes this should have a favorable impact on revenues when the work takes place.

      The Company's gross profit was $2,739,000 for the third quarter 2002, compared to $3,312,000 for the third quarter 2001, a 17.3% decrease. Gross profit margin as a percentage of revenues for the third quarter 2002 decreased to 26.1% from 30.2% in third quarter 2001. Gross profit and gross profit margins declined in the quarter primarily due to reduced lime production during July at the Company's Texas plant caused by various operational problems. This reduced production resulted in the depletion of finished goods inventories and increased costs through the purchase of lime from alternative sources to fulfill some of the Company's sales commitments.

      The Company's gross profit was $7,557,000 for the first nine months 2002, compared to $8,061,000 for the first nine months 2001, a decrease of $504,000, or 6.3%. Gross profit margin as a percentage of revenues for the first nine months 2002 was 24.8% compared to 26.4% in first nine months 2001. The decrease in gross profit and gross profit margin during the first nine months 2002 is primarily due to a $321,000 increase in depreciation expense and reduced production at the Texas plant in the second quarter and the first month of the third quarter due to operational problems, partially offset by increased production and sales at the Arkansas plant. The increase in depreciation resulted from the completion of the Company's Arkansas Phase I modernization and expansion project in the second quarter 2001.

      Selling, general and administrative expenses ("SG&A") increased by $44,000 or 4.7%, to $983,000 in the third quarter 2002, as compared to $939,000 in the third quarter 2001, and increased by $47,000 or 1.6%, to $2,956,000 in the first nine months 2002, as compared to $2,909,000 in the first nine months 2001. As a percentage of sales, SG&A was 9.4% in the third quarter 2002, as compared to 8.6% in the comparable 2001 period, and 9.7% for the 2002 nine-month period, as compared to 9.5% in the first nine months 2001.

      Interest expense in the second quarter 2002 was $1,072,000. This compares to $1,163,000, net for the third quarter 2001. Interest expense in the first nine months 2002 was $3,287,000. This compares to $2,734,000, net for the comparable 2001 period, after $845,000 had been capitalized as part of the Arkansas Phase I project costs during the first nine months 2001.

      Other, net was $2,000 income in the third quarter 2002, as compared to the restated $171,000 expense in the third quarter 2001. Other, net in the 2002 quarter consisted of interest and other income partially offset by $19,800 of embezzlement-related costs. In the third quarter 2001 as restated, $193,000 of embezzlement expense was the primary other expense, partially offset by interest income. Other, net decreased by $166,000 to $571,000 in the first nine months 2002, as compared to the restated $737,000 in the first nine months 2001. Other, net in the first nine months 2002 consisted of $642,000 of embezzlement-related costs, partially offset by interest and other income. In the first nine months 2001 as restated, $813,000 of embezzlement expense was the primary other expense, partially offset by interest income. (See Note 2 to Condensed Consolidated Financial Statements.)

      The Company reported net income of $585,000 ($0.10 per share) during the third quarter 2002, compared to a restated net income of $772,000 ($0.13 per share) during the third quarter 2001. The

                                    11 of 16

Company reported a net income of $631,000 ($0.11 per share) during the fist nine months 2002, compared to a restated net income of $1,221,000 ($0.22 per share) during the first nine months 2001.

              EBITDA (earnings before interest, taxes, depreciation and amortization) was $3,386,000 for the third quarter 2002, a decrease of 12.3% from the restated third quarter 2001 EBITDA of $3,859,000. This $473,000 decrease was primarily due to the operational problems at the Company's Texas plant in July. EBITDA was $8,819,000 for the first nine months 2002, a decrease of 0.9% from the restated first nine months 2001 EBITDA of $8,897,000. This $78,000 decrease was primarily due to reduced production at the Company's Texas plant, partially offset by increased production at the Company's Arkansas plant.

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

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

              Not Applicable.

ITEM 4:  CONTROLS AND PROCEDURES

              Within 90 days prior to the filing of this report, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO"). Based on that evaluation, the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation of internal controls.

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

                              UNITED STATES LIME & MINERALS, INC.



November 6, 2002                By:   /s/ Timothy W. Byrne
                                      ------------------------------------------
                                      Timothy W. Byrne
                                      President and Chief Executive Officer
                                      (Principal Executive Officer)


November 6, 2002                By:   /s/ M. Michael Owens
                                      ------------------------------------------
                                      M. Michael Owens
                                      Vice President and Chief Financial Officer
                                      (Principal Financial and Accounting
                                      Officer)

I, Timothy W. Byrne, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of United States Lime & Minerals, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



     Dated:  November 6, 2002                   /s/ Timothy W. Byrne
                                                --------------------------------
                                                Timothy W. Byrne
                                                Chief Executive Officer

I, M. Michael Owens, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of United States Lime & Minerals, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  d) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  e) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  f) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  c) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  d) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




     Dated:  November 6, 2002                 /s/ M. Michael Owens
                                              ----------------------------------
                                              M. Michael Owens
                                              Chief Financial Officer

                       UNITED STATES LIME & MINERALS, INC.


                          Quarterly Report on Form 10-Q
                                  Quarter Ended
                               September 30, 2002

Index to Exhibits

EXHIBIT
NUMBER           DESCRIPTION
-------          -----------
11                Statement re: computation of per share earnings

99(a)             Section 906 Certification by the Chief Executive Officer

99(b)             Section 906 Certification by the Chief Financial Officer