Form 10-K
period 2002-12-31
UNITED STATES LIME & MINERALS INC
filed 2003-03-31
CIK 82020

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(Mark One)

          (X)   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31, 2002
                                       OR
          (  )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File Number 0-4197

                       UNITED STATES LIME & MINERALS, INC.
                       -----------------------------------
             (Exact name of Registrant as specified in its charter)



              TEXAS                                     75-0789226
-----------------------------------     ---------------------------------------
 (State or other jurisdiction of        (I.R.S. Employer Identification Number)
  incorporation or organization)


  13800 MONTFORT DRIVE, SUITE 330, DALLAS, TEXAS                   75240
  ----------------------------------------------                   -----
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

         Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act).

                                    Yes          No X
                                        ---        ---

         The aggregate market value of Common Stock held by non-affiliates computed as of the last business day of the Registrant's quarter ended June 30, 2002: $10,101,330.

         Number of shares of Common Stock outstanding as of March 24, 2003:
5,799,845.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Part III incorporates information by reference from the Registrant's definitive Proxy Statement to be filed for its 2003 Annual Meeting of Shareholders. Part IV incorporates certain exhibits by reference from the Registrant's previous filings.

                                TABLE OF CONTENTS


                                                                          PAGE
PART I......................................................................1

  ITEM 1.  BUSINESS.........................................................1
             General........................................................1
             Business and Products..........................................1
             Product Sales..................................................1
             Order Backlog..................................................1
             Seasonality....................................................2
             Limestone Reserves.............................................2
             Mining.........................................................2
             Plants and Facilities..........................................3
             Employees......................................................3
             Competition....................................................3
             Impact of Environmental Laws...................................4

  ITEM 2.  PROPERTIES.......................................................5

  ITEM 3.  LEGAL PROCEEDINGS................................................5

  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............5

PART II.....................................................................5

  ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS.......................................5

  ITEM 6.  SELECTED FINANCIAL DATA..........................................6

  ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS....................7
             FORWARD LOOKING STATEMENTS.....................................7
             CRITICAL ACCOUNTING POLICIES AND ESTIMATES.....................7
             RESULTS OF OPERATIONS..........................................8
             FINANCIAL CONDITION...........................................10
             ADDITIONAL FACTORS............................................13

  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK......14

  ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.....................15

  ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE.............................16

PART III...................................................................16

  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.................16

  ITEM 11. EXECUTIVE COMPENSATION..........................................16


  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
           AND RELATED STOCKHOLDER MATTERS.................................16

  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................16

  ITEM 14. CONTROLS AND PROCEDURES.........................................16

PART IV....................................................................16

  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
             ON FORM 8-K...................................................17

  SIGNATURES ..............................................................20

                                     PART I


ITEM 1.  BUSINESS.

         GENERAL. The business of United States Lime & Minerals, Inc. (the "Company" or the "Registrant"), which was incorporated in 1950, is the production and sale of lime and limestone products. The Company extracts high-quality limestone from its quarries and processes it for sale as pulverized limestone, quicklime, and hydrated lime. These operations were conducted throughout 2002 by three wholly-owned subsidiaries of the Company: Arkansas Lime Company, Colorado Lime Company and Texas Lime Company.

         The Company's principal corporate office is located at 13800 Montfort Drive, Suite 330, Dallas, Texas 75240. The Company's telephone number is (972) 991-8400 and its internet address is www.uslm.com. The Company's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act are available free of charge on or through the Company's website as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the Securities and Exchange Commission.

         BUSINESS AND PRODUCTS. The Company extracts high-quality limestone from our quarries and then processes it for sale as pulverized limestone, quicklime and hydrated lime. Pulverized limestone (also referred to as ground calcium carbonate) is a dried product ground to granular and finer sizes. Quicklime (calcium oxide) is produced by heating limestone to very high temperatures in kilns in a process called calcination. Hydrated lime (calcium hydroxide) is produced by reacting quicklime with water in a controlled process to produce a dry, white powder.

         Pulverized limestone is used primarily in the production of construction materials such as roofing shingles and asphalt paving, as an additive to agriculture feeds, as a soil enhancement and for mine safety dust in coal mining operations. Quicklime is used primarily in the manufacturing of paper products, in sanitation and water filtering systems, in metal processing and in soil stabilization for highway and building construction. Hydrated lime is used primarily in municipal sanitation and water treatment, in soil stabilization for highway and building construction, in the production of chemicals and in the production of construction materials such as stucco, plaster and mortar.

         PRODUCT SALES. In 2002, the Company sold most of its products in the states of Arkansas, Colorado, Kansas, Louisiana, Mississippi, New Mexico, Oklahoma, Tennessee and Texas. Sales are made primarily by the Company's seven sales employees who call on potential customers and solicit orders which are generally made on a purchase-order basis. The Company also receives orders in response to bids that it prepares and submits to potential customers.

         Principal customers for the Company's lime and limestone products are highway, street and parking lot contractors, chemical producers, paper manufacturers, roofing shingle manufacturers, steel producers, glass manufacturers, municipal sanitation and water treatment facilities, poultry and cattle feed producers, governmental agencies and electrical utility companies.

         Approximately 650 customers accounted for the Company's sales of lime and limestone products during the year ended December 31, 2002. No single customer accounted for more than 10% of such sales. The Company is not subject to significant customer risks as its customers are considerably diversified as to geographic location and industrial concentration. However, given the nature of the lime and limestone industry, the Company's profits are very sensitive to changes in sales volume.

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

         LIMESTONE RESERVES. The Company has two subsidiaries that extract limestone from open-pit quarries: Texas Lime Company, which is located 14 miles from Cleburne, Texas, and Arkansas Lime Company, which is located near Batesville, Arkansas. A third subsidiary, Colorado Lime Company, owns limestone resources at Monarch Pass located 15 miles west of Salida, Colorado. No mining took place on the Colorado property in 2002. Existing crushed stone stockpiles on the property were used to provide feedstock to the plant in Salida. Access to all locations is provided by paved roads.

         Texas Lime Company operates upon a tract of land containing approximately 470 acres, including the Cleburne Quarry. The Company owns approximately 2,700 acres adjacent to the quarry. Both the quarry and the adjacent land contain known high-quality limestone reserves in a bed averaging 28 feet in thickness, with an overburden that ranges from 0 to 50 feet. The Company also has mineral interests in approximately 560 acres of land adjacent to the northwest boundary of the Company's property. The calculated reserves, as of December 31, 2002, were approximately 38,000,000 tons of proven reserves plus approximately 91,000,000 tons of probable reserves. Assuming the current level of production is maintained, the Company estimates that these reserves are sufficient to sustain operations for approximately 100 years.

         Arkansas Lime Company operates the Batesville Quarry and has hydrated lime and limestone production facilities on a second site linked to the quarry by its own standard-gauge railroad. The active quarry operations cover approximately 725 acres of land containing a known deposit of high-quality limestone. The average thickness of the high-quality limestone deposit is approximately 70 feet, with an average overburden thickness of 35 feet. The Company also owns approximately 325 additional acres containing additional high-quality limestone deposits adjacent to the present quarry but separated from it by a public highway. The average thickness of this second high-quality limestone deposit is approximately 55 feet, with an average overburden of 20 feet. The calculated reserves, as of December 31, 2002, were approximately 21,000,000 tons of proven reserves plus an additional 33,500,000 tons of probable reserves. Assuming the present level of production available with Phase I of the Arkansas modernization and expansion project completed, the Company estimates that reserves are sufficient to sustain operations for approximately 75 years. However, this estimate is reduced to 50 years assuming that the Arkansas facility reaches projected production levels after the planned Phase II modernization and expansion.

         Colorado Lime Company acquired the Monarch Pass Quarry in November 1995 and has not carried out any mining on the property. A review of the potential limestone resources has been completed by independent geologists; however, the Company has not initiated a drilling program. Consequently, it is not possible to identify and categorize reserves. The Monarch Pass Quarry, which had been operated for many years until its closure in the early nineties, contains a mixture of limestone types, including high-quality calcium limestone and dolomite. The Company expects to continue to utilize remaining crushed stone stockpiles to supply its processing plant in nearby Salida.

         MINING. The Company extracts limestone by the open-pit method at its Arkansas and Texas quarries. Monarch Pass is also an open-pit quarry, but is not being mined at this time. The open-pit method consists of removing any overburden comprising soil, trees, and other substances, including inferior limestone, and then extracting the exposed high-quality limestone. Open-pit mining is generally less expensive than underground mining. The principal disadvantage of the open-pit method is that operations are subject to inclement weather. The limestone is extracted by drilling and blasting utilizing standard mining equipment. After extraction, limestone is crushed, screened, and ground in the case of pulverized limestone, or further processed in kilns and hydrators in the case of quicklime and hydrated lime, before shipment. The Company has no knowledge of any recent changes in the physical quarrying conditions on any of its properties which have materially affected its mining operations, and no such changes are anticipated.

         PLANTS AND FACILITIES. The Company produces lime and/or limestone products at three plants:

         The Cleburne, Texas plant has an annual capacity of approximately 470,000 tons of quicklime from three rotary kilns. The plant has pulverized limestone equipment which has a capacity to produce approximately 1,000,000 tons of pulverized limestone annually, depending on the product mix. In addition to the Cleburne plant, the Company owns a dormant plant which is located near Blum, Texas on a tract of land covering approximately 524 acres. The Blum plant was acquired in 1989, and its kilns have not been operated since that time. The Company has no plans to operate the kilns at this facility; however, the plant's storage and shipment facilities are currently being utilized.

         The Arkansas lime production plant is situated at the Batesville Quarry. The limestone and hydrate facilities are situated on a tract of 290 acres located approximately two miles from the Batesville Quarry to which it is connected by a Company-owned standard gauge railroad. Utilizing one rotary kiln, this plant has an annual capacity of approximately 210,000 tons of quicklime. The plant has two grinding systems which, depending on the product mix, have the capacity to produce 400,000 tons of pulverized limestone annually.

         In 1999, the Company commenced a modernization and expansion of the Arkansas facility, to be completed in two phases, which is designed to expand production and improve quality and service, enabling Arkansas Lime Company to compete for new accounts and for the accounts of former customers lost due to quality and service issues. Prior to the modernization and expansion, Arkansas Lime Company had lost various accounts due to poor product quality and service from the now retired vertical lime kilns which were installed in the 1920's. Phase I, which was completed in the second quarter 2001, involved the redevelopment of the quarry plant, rebuilding of the railroad to standard gauge, purchase of a facility to establish an out-of-state terminal in Shreveport, Louisiana, installation of a new rotary kiln with preheater, and additional product storage and loading capacity. Completion of Phase I provides the Company with modern quarry and lime manufacturing facilities.

         The Company has plans to refurbish the distribution terminal in Shreveport, Louisiana, connected to the Kansas City Southern railroad, to provide lime storage and distribution capacity to service markets in Louisiana and East Texas. This terminal may be completed in conjunction with Phase II of the Arkansas project. Phase II would further expand lime production capacity at Arkansas to approximately 420,000 tons of quicklime by the installation of a second preheater rotary kiln and additional storage capacity. The Company plans to proceed with Phase II at the optimum time based on its future operating results, market demand, and the ability to secure competitive construction bids and financing.

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

         Colorado Lime Company operates a limestone drying, grinding, and bagging facility, with an annual capacity of approximately 50,000 tons, on 8 acres of land in Salida, Colorado. The property is leased from the Union Pacific Railroad for a term of 5 years, commencing June 1999, with renewal options for a further 10 years. This plant's facilities also include a small rotary lime kiln which is permitted for operation but is presently dormant. A mobile stone crushing and screening plant is situated at the Monarch Pass Quarry, to produce agricultural grade limestone, with an annual capacity of up to 40,000 tons.

         The Company believes that its processing plants are adequately maintained and insured. Both the Texas and Arkansas plants have recently been modernized and expanded. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition."

         EMPLOYEES. The Company employed, at December 31, 2002, 198 persons, 23 of whom are engaged in administrative and management activities and 7 of whom are engaged in sales activities. Of the Company's 168 production employees, 111 are covered by two collective bargaining agreements. The agreement for the Arkansas facility expires in January 2005, and the agreement for the Texas facility expires in November 2005.

         COMPETITION. The lime industry is highly localized and competitive, with quality, price, ability to meet customer demand, and proximity to customers being the prime competitive factors. The Company's competitors are predominantly private companies.

         In recent years, the demand for lime has been relatively strong. The Transportation Equity Act for the 21st Century (signed into law in 1998 and expiring September 2003) has provided federal funding for highway construction. A new five year bill is included in President Bush's budget as recently presented to Congress. Due to wide bi-partisan support, it is expected to pass; therefore, the Company believes that there will be a continuing strong level of demand by the highway construction sector for lime products used in highway construction for the next few years.

         The lime industry is characterized by high barriers to entry, including: the scarcity of high-quality limestone deposits on which the required zoning and permits for extraction can be obtained; the need for lime plants to be located close to markets and railroad networks to enable cost-effective production and distribution; recent clean air and anti-pollution legislation which has made it more difficult to obtain permitting for new sources of emissions, such as lime kilns; and the high capital cost of the facilities. These considerations reinforce the premium value of operations having permitted, long-term, high-quality mineral reserves and good locations relative to markets. Producers tend to be concentrated on known limestone formations where competition takes place on a local basis. The industry as a whole has expanded its customer base and, while the steel industry is still the largest market sector, it also counts pulp and paper producers and road builders among its major customers. In recent years, the environmental-related uses for lime have expanded, including use in flue gas desulfurization and the treatment of both waste and potable water.

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

         IMPACT OF ENVIRONMENTAL LAWS AND LIABILITIES. The Company owns or controls large areas of land upon which it operates limestone quarries and their associated processing plants with inherent environmental responsibilities and environmental compliance costs, including capital, maintenance and operating costs with respect to pollution control facilities, the cost of ongoing monitoring programs and other similar costs.

         The Company's operations are subject to various federal, state, and local laws and regulations relating to the environment, health and safety, and other regulatory matters ("Environmental Laws"). These Environmental Laws grant the United States Environmental Protection Agency ("EPA") and state governmental agencies the authority to promulgate regulations that could result in substantial expenditures on pollution control and waste management. The rate of change of Environmental Laws has been rapid over the last decade, and compliance can require significant expenditures. For example, federal legislation required Texas Lime Company and Arkansas Lime Company to apply for "Title V" operating permits that have significant ongoing compliance monitoring costs. In addition to the Title V permits, other environmental operating permits are required for the Company's operations, and such permits are subject to modification, renewal and revocation. Also, raw materials and fuels used to manufacture lime and calcium contain chemicals and compounds, such as trace metals, that may be classified as hazardous substances. The EPA is now drafting regulations to control emissions of hazardous air pollutants from lime plants. Due to the uncertainty of the scope of these regulations, the Company cannot be certain that it will always be able to comply with changing Environmental Laws without a material adverse effect on its financial condition, results of operations, cash flows or competitive position. The risk of environmental liability is inherent in the operation of the Company's business, as it is with other companies engaged in similar businesses, and there can be no assurance that environmental liabilities will not have a material adverse effect on the Company's financial condition, results of operations, cash flows or competitive position in the future. See also "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - FINANCIAL CONDITION - Environmental Matters."

         The Company intends to comply with all Environmental Laws, but because many of the requirements are subjective and therefore not quantifiable or presently determinable, or may be affected by future legislation and rulemaking, it is not possible to accurately predict the aggregate future costs of compliance and their effect on the Company's financial condition, results of operations, cash flows or competitive position. In the judgment of management, expenditure requirements for future environmental compliance will continue to increase as reporting standards are increased; however, such expenditures are not expected to be of such dimension as to have a materially adverse effect on the Company's financial condition, results of operation, cash flows, or competitive position.

         The Company's recurring costs associated with managing and disposing of potentially hazardous substances (such as fuels and lubricants used in operations) and maintaining pollution control equipment amounted to approximately $350,000 in 2002 and $250,000 in 2001. The Company has not been named as a potentially responsible party in any federal superfund cleanup site or state-lead cleanup site.


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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Company did not submit any matters to a vote of security holders during the fourth quarter 2002.


                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's Common Stock is quoted on the Nasdaq National Market(R) under the symbol "USLM." As of March 24, 2003, the Company had approximately 500 stockholders of record.

         As of March 24, 2003, the Company had 500,000 shares of $5.00 par value preferred stock authorized; however, none has been issued.

         The high and low sales prices for the Company's Common Stock, as well as dividends declared, for the periods indicated were:


                                      2002                                   2001
                       -----------------------------------    -----------------------------------
                            MARKET PRICE                          MARKET PRICE
                       ---------------------     DIVIDENDS    ---------------------     DIVIDENDS
                         LOW          HIGH       DECLARED       LOW          HIGH       DECLARED
                       --------     --------     --------     --------     --------     ---------
First Quarter          $   4.50     $   5.60     $  0.025     $   4.81     $   5.38     $  0.025
Second Quarter         $   4.20     $   6.00     $  0.025     $   4.50     $   5.00     $  0.025
Third Quarter          $   3.49     $   4.74     $  0.025     $   4.91     $   6.54     $  0.025
Fourth Quarter         $   3.21     $   4.24     $  0.025     $   4.40     $   6.55     $  0.025

ITEM 6.  SELECTED FINANCIAL DATA.


                                                       (dollars in thousands, except per share amounts)

                                                                   YEARS ENDED DECEMBER 31,
                                             ------------------------------------------------------------------
                                               2002           2001          2000           1999          1998
                                             ---------     ---------     ---------      ---------     ---------
Operating results
     Revenues                                $  39,162        39,753        32,456         31,537        28,769
     Gross profit                                9,508        10,465         6,505          9,097         7,061
     Operating profit                            5,539         6,390         2,569          5,615         3,698
     Income (loss) before taxes                    671         2,189          (820)         3,377         3,854
     Net income (loss)                       $     636         1,773          (635)         2,533         2,929

Income (loss) per share of common stock:

     Basic and diluted income (loss) per
       common share                          $    0.11          0.32         (0.16)          0.64          0.74
                                             =========     =========     =========      =========     =========


                                                                      AS OF DECEMBER 31,
                                             ------------------------------------------------------------------
                                               2002           2001          2000           1999          1998
                                             ---------     ---------     ---------      ---------     ---------
Total assets                                 $  84,519        89,409        93,614         77,688        51,090
Long-term debt,
     excluding current installments          $  37,500        40,833        44,167         42,500        16,196
Stockholders' equity per
     outstanding common share                $    6.60          6.64          6.97           7.23          6.70
Cash dividends per common share              $    0.10          0.10          0.10           0.10          0.10
Employees at year end                              198           200           212            205           200


See "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


FORWARD-LOOKING STATEMENTS.

         Any statements contained in this Report that are not statements of historical fact are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements in this Report, including without limitation statements relating to the Company's plans, strategies, objectives, expectations, intentions, and adequacy of resources, are identified by such words as "will," "could," "should," "believe," "expect," "intend," "plan," "schedule," "estimate," "anticipate," and "project." The Company undertakes no obligation to publicly update or revise any forward-looking statements. The Company cautions that forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from expectations, including without limitation the following: (i) the Company's plans, strategies, objectives, expectations, and intentions are subject to change at any time in the Company's discretion; (ii) the Company's plans and results of operations will be affected by its ability to manage its growth and modernization; (iii) the Company's ability to meet short-term and long-term liquidity demands; (iv) inclement weather conditions; (v) increased fuel costs; (vi) unanticipated delays or additional cost overruns in completing current or planned construction projects; (vii) reduced demand for the Company's products; and (viii) other risks and uncertainties set forth below or indicated from time to time in the Company's filings with the Securities and Exchange Commission.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES.

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

         Critical accounting policies are defined as those that are reflective of significant management judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. The Company believes the following critical accounting policies require the most significant management judgments and estimates used in the preparation of its consolidated financial statements.

         ALLOWANCE FOR DOUBTFUL ACCOUNTS. The Company evaluates the adequacy of its allowance for doubtful accounts at the end of each quarter. In performing this evaluation, the Company analyzes the payment history of its significant past due accounts, subsequent cash collections on these accounts and the extent to which they are secured by bonds. Based on this information, the Company develops what it considers to be a reasonable estimate of the uncollectible amounts included in trade receivables. Actual uncollectible amounts may differ from the Company's estimate.

         LONG-LIVED ASSETS. The Company reviews its long-term assets for impairment in accordance with the guidelines of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 requires that, when events or circumstances indicate that the carrying amount of an asset may not be recoverable, the Company should determine if impairment of value exists. If the estimated undiscounted future net cash flows are less than the carrying amount of the assets, an impairment exists and an impairment loss must be calculated and recorded. If an impairment exists, the impairment loss is calculated based on the excess of the carrying amount of the asset over the asset's fair value. Any impairment loss is treated as a permanent reduction in the carrying value of the assets.

         DEFERRED TAX ASSETS. The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. The Company considers future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. In the event that it was determined that the Company would be able to realize deferred tax assets in the future in excess of the net recorded amount, an adjustment to deferred tax assets would increase income in the period such determination was made. Conversely, should the Company determine that it would not be able to realize all or part of the net deferred tax assets in the future, an adjustment to deferred tax assets would be charged to income in the period such determination was made.

         CONTINGENCIES. The Company is party to proceedings, lawsuits and claims arising in the normal course of business relating to environmental, labor, product and other matters. The Company is required to estimate the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies are made after careful analysis of each individual issue including coverage under the Company's insurance policies. This determination may change in the future because of new developments.

         PENSION PLAN. The Company has one noncontributory defined benefit pension plan. All benefit accruals under the plan ceased as of July 31, 1997. The Company's costs, credits and funded status for this plan are developed from actuarial valuations. Inherent in these valuations are key assumptions including discount rates and expected long-term return on plan assets. Future costs, credits and funded status for this plan may change should conditions warrant changes in the assumptions.

RESULTS OF OPERATIONS.

         The following table sets forth selected financial information of the Company expressed as a percentage of revenues for the periods indicated:



                                                    YEAR ENDED DECEMBER 31,
                                                   --------------------------
                                                   2002       2001       2000
                                                   ----       ----       ----
Revenues                                            100%       100%       100%

Cost of revenues
     Labor and other operating expenses             (60)       (59)       (65)

     Depreciation, depletion and amortization       (16)       (15)       (15)
                                                   ----       ----       ----
         GROSS PROFIT                                24         26         20

Selling, general and administrative expenses        (10)       (10)       (12)
                                                   ----       ----       ----
         OPERATING PROFIT                            14         16          8

Other expenses:
     Interest expense                               (11)        (9)       (10)

     Other, net                                      (1)        (1)        (1)

Federal and state income tax (expense) benefit       --         (1)         1
                                                   ----       ----       ----

         NET INCOME (LOSS)                            2%         5%        (2%)
                                                   ====       ====       ====

         EMBEZZLEMENTS. On January 31, 2002, the Company announced that it had discovered that an employee who recently left the Company may have improperly diverted Company funds without authorization. Trading in the Company's common stock on the Nasdaq National Market(R) ("Nasdaq") was halted, and the Audit Committee of the Company's Board of Directors retained outside counsel to conduct a special investigation into the matter. The Audit Committee also retained an independent accounting firm to review the Company's internal controls and to make recommendations for improvement which the Company has implemented. The Company also contacted the Securities and Exchange Commission (the "SEC"), as well as criminal authorities, and cooperated with the SEC, Nasdaq, and criminal authorities with respect to their investigations into this matter.

         The Company's former Vice President - Finance, Controller, Treasurer, and Secretary, Larry Ohms (the "Former VP Finance"), over a period of four years beginning in 1998, embezzled $2,179,000 from the Company. The Former VP Finance voluntarily resigned from the Company on January 22, 2002, approximately one week before the Company discovered the defalcations. The Company has since filed suit against the Former VP Finance. The Former VP Finance has stated that no one else at the Company was involved in perpetrating the embezzlements. Based on the results of the special investigation, the Company believes this statement to be accurate.

         On March 14, 2002, the Company received $500,000 in insurance proceeds from the Company's insurance policies covering employee theft. The $500,000 had been recorded on the Consolidated Balance Sheet at December 31, 2001 in prepaid expenses and other assets, and recognized in the Consolidated Statement of Operations in other income in the fourth quarter 2001. In addition, the Company retained counsel for assistance in its efforts to recover the embezzled funds from the Former VP Finance, and to pursue possible civil actions on behalf of the Company against third parties. The Former VP Finance has claimed not to have any funds. Any future recoveries will be recognized in the quarters in which they are realized, and the costs associated with of the

Company's special investigation, the Company's cooperation with the SEC, Nasdaq, and criminal authorities in their investigations, and the Company's ongoing recovery efforts are being expensed as incurred. During 2002, no additional recoveries were realized. During 2002, the Company recorded $648,000 ($0.11 per basic and diluted share) net of income tax benefits ($683,000 gross) for embezzlement-related costs.

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

         As a result of the embezzlements, the Company reclassified to other expenses $126,000 in 1998 and $282,000 in 1999, and removed those amounts from selling, general and administrative expenses, and labor and other operating expenses, respectively. The embezzlements had a material effect on the Company's consolidated financial statements for fiscal year 2000. Therefore, the Company restated its financial statements for 2000. In addition to the correction for the overstated prepaid financing costs in 2000 and the reclassification of excess interest expense to other expenses, the Company's restatement resulted in an additional loss of $344,000 ($0.09 per basic and diluted share) net of income tax benefits ($444,000 gross) in 2000.

                                  2002 VS. 2001

         Revenues decreased to $39,162,000 in 2002 from $39,753,000 in 2001, a decrease of $591,000, or 1.5%. This primarily resulted from a 2.6% decrease in sales volume, partially offset by a 1.1% increase in sales prices. The decrease in revenues primarily resulted from a reduction in Texas highway construction work in 2002 compared to 2001 and operational problems at the Texas plant in June, July and August 2002, partially offset by increased lime sales at the Arkansas plant.

         The Company's gross profit was $9,508,000 for 2002, compared to $10,465,000 for 2001, a 9.1% decrease. Gross profit margin as a percentage of revenues for 2002 decreased to 24.3% from 26.3% in 2001. The decrease in gross profit and gross profit margin during 2002 was primarily due to a $253,000 increase in depreciation expense and reduced production at the Texas plant in June, July and August due to operational problems, partially the result of unseasonably wet weather. These were partially offset by increased production and sales at the Arkansas plant. The increase in depreciation primarily resulted from a full year's depreciation in 2002 on the Company's Arkansas Phase I modernization and expansion compared to eight months of depreciation in 2001 after Phase I was completed. The reduced production at the Texas plant resulted in the depletion of finished goods inventories and increased costs through the purchase of lime from alternative sources to fulfill some of the Company's sales commitments. The Company's gross profit margin was also negatively impacted in the fourth quarter of 2002 by increased natural gas prices that have continued into 2003.

         Selling, general and administrative expenses ("SG&A") decreased by $106,000, or 2.6%, to $3,969,000 in 2002, as compared to $4,075,000 in 2001.
This decrease primarily resulted from a reduction in bonus expense during 2002. As a percentage of sales, SG&A was 10.1% in 2002, as compared to 10.3% in 2001.

         Interest expense in 2002 was $4,329,000. This compares to $3,821,000, net for 2001, after $845,000 had been capitalized as part of the Arkansas Phase I project costs during 2001. Gross interest expense decreased $337,000 due to $4,458,000 of net repayments of outstanding debt during 2002 and lower interest rates on the Company's revolving credit facility.


         Other expense, net was $539,000 in 2002, as compared to $380,000 expense in 2001. Other expense, net in 2002 primarily consisted of $683,000 of embezzlement-related costs, partially offset by interest and other income. Other expense, net in 2001 primarily consisted of $980,000 of embezzlement expense, partially offset by $500,000 of insurance proceeds from the Company's insurance policies covering employee theft, interest and other income. (See Note 2 of Notes to Consolidated Financial Statements.)


         The Company's net income for 2002 was $636,000 ($0.11 per share) compared to net income of $1,773,000 ($0.32 per share) in 2001.

                                  2001 VS. 2000

         Revenues increased to $39,753,000 in 2001 from $32,456,000 in 2000, an increase of $7,297,000, or 22.5%. This increase was a result of a 21.2% increase in sales volume and a 1.3% increase in sales price. The increased sales were attributable to increased lime sales at the Arkansas plant and, to a lesser extent, increased pulverized limestone sales at the Texas plant.

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

         SGA expenses increased by $139,000, or 3.5%, to $4,075,000 in 2001 from $3,936,000 in 2000, mainly as a result of increased bonus expense. As a percentage of revenues, SGA expenses decreased to 10.3% in 2001 from 12.1% in 2000. The decrease in SGA as a percentage of revenues was primarily the result of sales increases of 22.5% without any increase in the Company's sales force.

         Interest expense increased 21.1% to $3,821,000 in 2001 from $3,155,000 in 2000. The increase was primarily the result of the Company's decreased level of capitalized interest related to the modernization and expansion project at Arkansas as a result of it's completed in April 2001. Interest capitalized was $845,000 in 2001 compared to $1,600,000 in 2000.

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

FINANCIAL CONDITION.

         LIQUIDITY AND CAPITAL RESOURCES. Net cash provided by operating activities was $8,207,000 for 2002, compared to $200,000 for 2001. The $8,007,000 improvement was primarily the result of changes in working capital. The most significant changes in working capital resulted from $5,043,000 less cash being required to pay for accounts payable and accrued expenses during 2002 compared to 2001. The $5,312,000 cash required to pay for accounts payable and accrued expenses in 2001 primarily was for payments of costs incurred in 2000 related to the Phase I modernization and expansion project at the Arkansas facility. In addition, the Company reduced its inventories by $275,000 in 2002, compared to a $825,000 increase in 2001, and accounts receivable decreased $497,000 during 2002, compared to a $1,598,000 increase in 2001. The $534,000 cash flow resulting from the decrease in prepaid expenses in 2002 was primarily due to the $500,000 in insurance proceeds received in March 2002.

         The Company believes that the enhanced production capacity resulting from its modernization and expansion efforts at the Texas and Arkansas plants and the operational strategies implemented by management in the early part of 2001 have allowed the Company to increase production, improve product quality, and better serve existing customers and attract new customers. In spite of certain operational problems at the Texas plant (see RESULTS OF OPERATIONS - 2002 vs. 2001), the Company reduced its outstanding debt by $4,458,000 during 2002.

         CAPITAL EXPENDITURES. The Company completed the modernization and expansion project at the Texas facility at the end of 1998 and Phase I of the Arkansas facility project in the second quarter 2001. The Company expects to spend approximately $3,000,000 to $4,000,000 per year over the next several years for normal recurring capital and re-equipping projects at the plant facilities to maintain or improve efficiency and reduce costs.

         During the fourth quarter 2000, the Company commissioned a new line for the production of pulverized limestone at Texas Lime Company. This investment has allowed the Company to pursue new business opportunities and to better serve existing customers. The lack of reliability of a single production line had been a restraining factor on sales to several large customers requiring "around-the-clock" availability. The new line resulted in new customers during 2001 and 2002.

         The Arkansas modernization and expansion project was started in November 1999 and is expected to be completed in two phases: Phase I, which was completed in the second quarter 2001, involved the redevelopment of the quarry plant, rebuilding of the railroad to standard gauge, the purchase of a facility to establish an out-of-state terminal in Shreveport, Louisiana, the installation of a rotary kiln with preheater and increased product storage and loading capacity. The kiln in Phase I produced its first lime on October 22, 2000, which continues to be of excellent quality and well received by customers. After additional work in order to be fully operational and efficient, Phase I of the modernization and expansion project for the Arkansas plant was completed in the second quarter 2001.

         The total cost of Phase I was approximately $33,000,000. The $33,000,000 includes $1,800,000 of costs associated with the pre-building of certain facilities for Phase II of the Arkansas project and the purchase of, but not all of the improvements to, the out-of-state terminal in Shreveport, Louisiana.

         Phase II of the Arkansas project will further expand the plant's capacity through the installation of a second kiln with additional storage capacity, and includes the completion of the out-of-state terminal in Shreveport, Louisiana for distribution of the Company's products. The estimated additional costs to complete Phase II is approximately $16,000,000. The Company plans to proceed with Phase II at the optimum time based on its future operating results, market demand, financing and the ability to secure competitive construction bids. As part of this financing, the Company may decide to incur additional debt or issue additional equity securities or both.

         The Company invested $3,622,000 in capital expenditures in 2002, compared to $4,113,000 in 2001. In 2001, capital expenditures of approximately $715,000 related to the completion of Phase I of the Arkansas facility.

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

         BANKING FACILITIES AND OTHER DEBT. On April 22, 1999, the Company entered into a credit agreement with a consortium of commercial banks for a $50,000,000 Senior Secured Term Loan (the "Loan"). The Loan is repayable over a period of approximately 8 years, maturing on March 30, 2007, and requires monthly principal payments of approximately $278,000, which began April 30, 2000, with a final principal payment of $26,944,000 on March 30, 2007, which equates to a 15-year amortization. The Company paid a fee equivalent to 2-1/2% of the Loan value to the placement agent.

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

         The Loan is secured by a first lien on substantially all of the Company's assets, with the exception of accounts receivable and inventories which secure the Company's $5,000,000 revolving credit facility. The Loan agreement contains covenants that restrict the incurrence of debt, guaranties, and liens, and places certain restrictions on the payment of dividends and the sale of significant assets. The Company is also required to meet minimum debt service coverage ratios on an on-going basis and maintain a minimum level of tangible net worth.

         On April 26, 2001, the Company renewed its revolving credit facility, with a new maturity date of May 31, 2002. The revolving credit facility was increased from $4,000,000 to $5,000,000 and bears interest at LIBOR plus a margin of 1.40% to 3.55% in accordance with a defined rate spread based upon the Company's then-current ratio of total funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA). On December 31, 2001, the Company amended the revolving credit facility to extend the maturity date to July 31, 2002 and to allow for a contractual overadvance above the borrowing base limitation as previously stated in the facility in an amount not to exceed $750,000 that expired on July 31, 2002. The $5,000,000 revolving credit facility was further amended on May 31, 2002 to extend the maturity date to January 31, 2003, and on January 31,

2003, to extend the maturity date to July 31, 2003. At December 31, 2002, the outstanding balance on the revolving credit facility was $1,200,000 and the average interest rate for 2002 was 4.15%.

         On March 3, 2003, the Company entered into a Loan and Security Agreement with a bank for a new $5,000,000 revolving credit facility to replace the existing facility and a $2,000,000 equipment line of credit. The new revolving credit facility is secured by the Company's receivables and inventories, provides for an interest rate of LIBOR plus 2.75%, and matures on March 1, 2004.

         On December 27, 2000, the Company obtained a $5,000,000 bridge loan ("Bridge Loan") under normal commercial terms from Inberdon Enterprise, Ltd. ("Inberdon"), its majority shareholder. Inberdon owned approximately 51% of the outstanding Common Stock of the Company at the time that the Bridge Loan was made. The Bridge Loan was unsecured, carried interest at 9.75% and matured on March 27, 2001. The Company repaid the Bridge Loan with a portion of the proceeds of the Company's rights offering which was completed on February 8, 2001. (See Note 4 of Notes to Condensed Consolidated Financial Statements.)

         As of December 31, 2002, the Company had approximately $42,033,000 in total debt outstanding.

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

         The Company commenced the rights offering on December 26, 2000, and it closed on February 8, 2001. In the rights offering, the Company raised an additional $10,000,000 in equity capital, realizing net proceeds of $9,551,000, and issued 1,818,181 shares of Common Stock at the subscription price of $5.50 per share. The Company was able to honor in full all over-subscription requests from its shareholders. The Company's majority shareholder, Inberdon, subscribed for its full pro rata amount and also purchased, at the $5.50 per share subscription price, 461,005 additional shares not purchased by other shareholders in the rights offering, for a total investment of approximately $7,630,000. Immediately following the rights offering, Inberdon owned approximately 59% of the Company's outstanding Common Stock. The net proceeds of the rights offering were used to repay the $5,000,000 Bridge Loan from Inberdon, to repay the $4,000,000 outstanding under the Company's revolving credit facility at that time, and for working capital.

         At March 24, 2003, the outstanding balance on the new $5,000,000 revolving credit facility was approximately $3,000,000. The Company believes that funds generated from operations and amounts still available under the revolving credit facility will be sufficient to meet the Company's liquidity and ongoing capital needs for 2003.

         The following table sets forth the Company's contractual obligations as of December 31, 2002:


                                                              Payments Due by Period  (dollars in thousands)
                                                ---------------------------------------------------------------------
                                                                                                            More than
Contractual Obligations                           Total          1 Year       2-3 Years     4-5 Years       5 Years
-----------------------                        ---------        ------       ---------     ---------       ---------
Long-term Debt                                  $  40,833         3,333         6,666        30,834            --

Capital Lease Obligations                       $      --            --            --            --            --

Operating Leases                                $   1,056           234           432           303            87

Purchase Obligations                            $      --            --            --            --            --

Other Liabilities(1)                            $     346           119            33            38           156

Total                                           $  42,235         3,686         7,131        31,175           243
                                                ---------         -----         -----        ------           ---


(1) Does not include $409 unfunded projected benefit obligation for a defined benefit pension plan. Future required contributions, if any, are subject to actuarial assumptions and future earnings on plan assets. (See Note 6 of Notes to Consolidated Financial Statements.)

         ENVIRONMENTAL MATTERS. The Company's operations are subject to various Environmental Laws and regulations concerning air emissions, waste management, water pollution, and worker health and safety, among other matters. In part in response to requirements of environmental regulatory agencies, the Company incurred capital expenditures related to environmental activities of approximately $225,000 in 2002 and $400,000 in 2001. In the judgment of management, forecastable environmental expenditure requirements for the future are not of such dimension as to have a materially adverse effect on the Company's financial condition, results of operations, cash flows, or competitive position.

ADDITIONAL FACTORS.

         SHORT-TERM LIQUIDITY DEMANDS. Funds available under the Company's revolving credit facility and funds generated from operations should allow the Company to meet current liquidity demands. However, should the Company's cash flows from operations deteriorate, the Company may have to obtain additional financing, and there is no assurance the Company will be able to do so given its current levels of indebtedness.

         The Company expects that cash from operations and funds available under its $5,000,000 revolving credit facility should permit the Company to meet its short-term liquidity demands. Due to the seasonal trends of its sales and revenues, the Company will need to draw down from this revolving credit facility during the first half 2003 to provide for necessary repayments of principal and interest on its $50,000,000 Loan, winter capital projects, normal recurring capital and re-equipping projects and normal working capital needs. The Company expects to reduce the outstanding balance of its revolving credit facility during the second half 2003.

         EFFECTS OF LEVERAGE AND RESTRICTIONS IMPOSED BY TERMS OF THE COMPANY'S INDEBTEDNESS. Following the closing of the Company's $50,000,000 Loan, the Company was more leveraged than it had been in the past. As of December 31, 2002, the Company's total consolidated indebtedness and total stockholders' equity were $42,033,000 and $38,306,000, respectively, and total indebtedness represented 52% of total capitalization, compared to 55% in 2001.

         As a result of the Company's net repayment of $4,458,000 of debt during 2002, the Company's debt ratio has improved. However, even with the improved debt ratio, a substantial portion of the Company's cash flow from operations will be dedicated to the payment of principal and interest on indebtedness. The Company's ability to service its debt and to comply with the financial and restrictive covenants contained in the Loan is subject to financial, economic, competitive, and other factors. Many of these factors are beyond the Company's control. In particular, the Company's ability to service its indebtedness will depend upon its ability to sustain current levels of revenues and cash flows as a result of the modernization and expansion of the Texas and Arkansas plants.

         FACTORS THAT COULD AFFECT OPERATIONS. In the normal course of the Company's business, it faces risks that could have a material adverse effect on its financial position, results of operations, cash flows, and competitive position. Not all risks are foreseeable or within the Company's ability to control. These risks arise from factors including, but not limited to, fluctuating demand for lime and limestone products, the Company's ability to produce and store quantities of lime and limestone products sufficient to meet customer demands, the success of the Company's modernization and expansion strategies, including its ability to execute the strategies and complete projects on time and within budget, the Company's access to capital, energy costs especially natural gas prices, inclement weather, and the effects of seasonal trends.

         ENVIRONMENTAL COMPLIANCE. The Company incurs environmental compliance costs, including maintenance and operating costs with respect to pollution control facilities, the cost of ongoing monitoring programs, the cost of remediation efforts and other similar costs. The Company's operations are subject to various federal, state, and local environmental laws and regulations, including the Clear Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, and the Comprehensive Environmental Response, Compensation, and Liability Act, as well as the Toxic Substances Control Act. The rate of change of such legislation has been rapid over the last decade, and compliance can require significant expenditures.

         Changes in Environmental Laws or discovery of currently unknown conditions could require additional expenditures by the Company. The EPA is drafting regulations to control emissions of hazardous air pollutants from lime plants. Existing facilities will not be subject to the rules until three years after they are promulgated. Due to the uncertainty of the scope of these regulations, there is no assurance that the future regulations will not have a material adverse effect on the Company's financial condition, results of operations, cash flows or competitive position. The EPA is also seeking commitments from industry to reduce the production of greenhouse gases, such as carbon dioxide. The production of carbon dioxide is inherent in the manufacture of lime and other products, such as cement. Although the EPA's current efforts to decrease greenhouse gas emissions are voluntary, there is no assurance that a change in the law will not be adopted that would have a material adverse effect on the Company's financial condition, results of operations, cash flows or competitive position. The Company intends to comply with all Environmental Laws, but because many of the requirements are subjective and therefore not quantifiable or presently determinable, or may be affected by future legislation and rulemaking, it is not possible to accurately predict the aggregate future costs of compliance and their effect on the the Company's financial condition, results of operations, cash flows or competitive position. The Company currently has no material provisions for estimated costs in connection with expected environmental-related expenditures, because it is impossible to quantify the impact of all actions regarding environmental matters, particularly the extent and cost of future remediation and compliance efforts.

         The Company's Operating Air Permits for Arkansas Phase I and Phase II cover air emissions generated at the facilities and contain stringent criteria that the new rotary lime kilns and plant must meet. Until both kilns are fully operational and have demonstrated the ability to comply with the permit conditions, there can be no assurance that additional capital will not be required, or operating conditions imposed, in order to achieve compliance.

         COMPLETION OF PHASE II OF THE ARKANSAS PROJECT. The Company still plans to proceed with Phase II of the Arkansas project and will continue to review the optimum start-up time based on operating results, market demand, and the ability to secure competitive construction bids and financing. The future construction of Arkansas Phase II could also have a material adverse effect on the Company due to the impact of start-up costs and the potential for under-utilization, especially in the start-up phase. No assurance can be given that the Phase II expansion of the Arkansas facility will be completed on time or within budget, and it may be abandoned due to these or other issues. Further, notwithstanding current demand for lime and limestone products, the Company cannot guarantee that it will be able to sell its products once increased production commences, or that any such sales will be profitable. The Company may decide to incur additional debt or issue additional equity securities to pay for construction or other expansion costs, which could have a further dilutive effect on the ownership interests of current shareholders.

         COMPETITION. The lime industry is highly regionalized and competitive. The Company's competitors include both public and private companies. The primary competitive factors in the lime industry are quality, price, ability to meet customer demand, proximity to the customer, personal relationships and timeliness of deliveries, with varying emphasis on these factors depending upon the specific product application. To the extent that one or more of the Company's competitors becomes more successful with respect to any key competitive factor, the Company's financial condition, results of operations, cash flows, and competitive position could be materially adversely affected. Although demand and prices for lime and limestone have been relatively strong in recent years, the Company is unable to predict future demand and prices, and cannot provide any assurance that current levels of demand and prices will continue or that any future increases in demand or price can be sustained.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.


                                 NOT APPLICABLE

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


    INDEX TO CONSOLIDATED FINANCIAL STATEMENTS.

    Report of Independent Auditors                                     F-1

    Consolidated Financial Statements:

        Consolidated Balance Sheets as of December 31, 2002 and 2001   F-2

        Consolidated Statements of Operations for the Years Ended
                 December 31, 2002, 2001 and 2000                      F-3

        Consolidated Statements of Stockholders' Equity for
                 the Years Ended December 31, 2002, 2001 and 2000      F-4

        Consolidated Statements of Cash Flows for the Years
                 Ended December 31, 2002, 2001 and 2000                F-5

        Notes to Consolidated Financial Statements                     F-6

                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders
United States Lime & Minerals, Inc.




We have audited the consolidated balance sheets of United States Lime & Minerals, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of United States Lime & Minerals, Inc. and subsidiaries as of December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.


                                                ERNST & YOUNG LLP





Dallas, Texas
January 31, 2003



                                     - F 1 -

                           CONSOLIDATED BALANCE SHEETS
                    (dollars in thousands, except share data)




                                                                    DECEMBER 31,
                                                           -------------------------
                                                              2002           2001
                                                           ----------      ----------
ASSETS
Current assets:
     Cash and cash equivalents                             $      226             606
     Trade receivables, net                                     5,202           5,699
     Inventories                                                4,782           5,057
     Prepaid expenses and other assets                            262             796
                                                           ----------      ----------
         Total current assets                                  10,472          12,158

Property, plant and equipment, at cost:
     Land                                                       3,791           3,415
     Building and building improvements                         1,687           1,634
     Machinery and equipment                                  107,097         109,307
     Furniture and fixtures                                     1,022           1,127
     Automotive equipment                                         465             466
                                                           ----------      ----------
                                                              114,062         115,949
     Less accumulated depreciation                            (43,656)        (42,636)
                                                           ----------      ----------
         Property, plant and equipment, net                    70,406          73,313

Deferred tax assets, net                                        2,359           2,453
Other assets, net                                               1,282           1,485
                                                           ----------      ----------

         TOTAL ASSETS                                      $   84,519          89,409
                                                           ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current installments of debt                          $    4,533           5,658
     Accounts payable - trade                                   2,472           2,543
     Accrued expenses                                             953           1,400
                                                           ----------      ----------
         Total current liabilities                              7,958           9,601

Debt, excluding current installments                           37,500          40,833
Other liabilities                                                 755             468
                                                           ----------      ----------
         TOTAL LIABILITIES                                     46,213          50,902
Commitments and contingencies                                      --              --
Stockholders' equity:
     Preferred stock, $5.00 par value;
         authorized 500,000 shares; none issued                    --              --
     Common stock, $0.10 par value; authorized
         15,000,000 shares; 5,799,845 shares issued at
         December 31, 2002 and 2001                               580             580
     Additional paid-in capital                                10,392          10,392
     Accumulated other comprehensive loss
                                                                 (254)             --
     Retained earnings                                         27,588          27,535
                                                           ----------      ----------
              Total stockholders' equity                       38,306          38,507
                                                           ----------      ----------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $   84,519          89,409
                                                           ==========      ==========

          See accompanying notes to consolidated financial statements.


                                     - F 2 -

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (dollars in thousands, except per share amounts)


                                                         YEARS ENDED DECEMBER 31,
                                                  ----------------------------------------
                                                     2002           2001          2000
                                                  ----------     ----------     ----------
Revenues                                          $   39,162         39,753         32,456
Cost of revenues:
     Labor and other operating expenses               23,484         23,371         21,080
     Depreciation, depletion and amortization          6,170          5,917          4,871
                                                  ----------     ----------     ----------
                                                      29,654         29,288         25,951
                                                  ----------     ----------     ----------

         GROSS PROFIT                                  9,508         10,465          6,505

Selling, general and administrative expenses           3,969          4,075          3,936
                                                  ----------     ----------     ----------
         OPERATING PROFIT                              5,539          6,390          2,569

Other expenses:
     Interest expense                                  4,329          3,821          3,155
     Other, net                                          539            380            234
                                                  ----------     ----------     ----------
                                                       4,868          4,201          3,389
                                                  ----------     ----------     ----------

         INCOME (LOSS) BEFORE TAXES                      671          2,189          (820)
Income tax expense (benefit), net                         35            416           (185)
                                                  ----------     ----------     ----------

         NET INCOME (LOSS)                              $636          1,773           (635)
                                                  ==========     ==========     ==========

INCOME (LOSS) PER SHARE OF COMMON STOCK:
     Basic and diluted income (loss) per
       common share                               $     0.11           0.32          (0.16)
                                                  ==========     ==========     ==========


          See accompanying notes to consolidated financial statements.


                                     - F 3 -

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (dollars in thousands)



                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000


                                  Common Stock
                            --------------------------
                                                                           Accumulated
                                                         Additional           Other
                              Shares                       Paid-In        Comprehensive      Retained     Treasury
                            Outstanding      Amount        Capital            Loss           Earnings      Stock          Total
                            ------------    ----------   ------------    ----------------    ---------    ---------    ----------
BALANCES AT
    DECEMBER 31, 1999          3,981,664    $       529         14,819             --         27,376        (13,927)        28,797
   Common stock
      dividends                       --             --             --             --           (400)            --           (400)
   Net loss                           --             --             --             --           (635)            --           (635)
                                                                                                                       -----------
     Comprehensive loss               --             --             --             --             --             --           (635)
                             -----------    -----------    -----------    -----------    -----------    -----------    -----------
BALANCES AT
    DECEMBER 31, 2000          3,981,664    $       529         14,819             --         26,341        (13,927)        27,762
   Stock issued pursuant
      to rights offering,
   net                         1,818,181             51         (4,427)            --             --         13,927          9,551
   Common stock
      dividends                       --             --             --             --           (579)            --           (579)
      Net income                      --             --             --             --          1,773             --          1,773
                                                                                                                       -----------
     Comprehensive
        income                        --             --             --             --             --             --          1,773
                             -----------    -----------    -----------    -----------    -----------    -----------    -----------
BALANCES AT
    DECEMBER 31, 2001          5,799,845    $       580         10,392             --         27,535             --         38,507
   Common stock
      dividends                       --             --             --             --           (583)            --           (583)
     Net income                       --             --             --             --            636             --            636
   Minimum pension
      liability adjustment,
      net of $155 tax
   benefit                            --             --             --           (254)            --             --           (254)
                                                                                                                       -----------
    Comprehensive
        income                        --             --             --             --             --             --            382
                             -----------    -----------    -----------    -----------    -----------    -----------    -----------
BALANCES AT
    DECEMBER 31, 2002          5,799,845    $       580         10,392           (254)        27,588             --         38,306
                             ===========    ===========    ===========    ===========    ===========    ===========    ===========


           See accompanying notes to consolidated financial statements.



                                     - F 4 -

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)

                                                                YEARS ENDED DECEMBER 31,
                                                          --------------------------------------
                                                             2002          2001          2000
                                                          ----------    ----------    ----------
OPERATING ACTIVITIES:
Net income (loss)                                         $      636         1,773          (635)
     Adjustments to reconcile net income (loss)
        to net cash provided by operations:
         Depreciation, depletion and amortization              6,427         6,149         5,030
         Amortization of financing costs                         230           191           271
         Deferred income taxes (benefit)                          --            --          (317)
         Loss on sale of assets                                   30             9            76
         Changes in operating assets and liabilities:
            Trade receivables                                    497        (1,598)           65
            Inventories                                          275          (825)           34
            Prepaid expenses                                     534          (533)         (390)
            Other assets                                         (31)          150            (1)
            Accounts payable and accrued expenses               (269)       5,722        (5,312)
                  Other liabilities                             (122)          196           (86)
                                                          ----------    ----------    ----------

         Total adjustments                                     7,571        (1,573)       10,404
                                                          ----------    ----------    ----------
         Net cash provided by operations                  $    8,207           200         9,769

INVESTING ACTIVITIES:
     Purchase of property, plant and equipment            $   (3,622)       (4,113)      (33,730)
     Proceeds from sale of property, plant and
       equipment                                                  76           309            87
                                                          ----------    ----------    ----------
         Net cash used in investing activities            $   (3,546)       (3,804)      (33,643)

FINANCING ACTIVITIES:
     Payment of common stock dividends                    $     (583)         (579)         (400)
     Proceeds from borrowings                                  1,750         3,325        13,825
     Repayments of debt                                       (6,208)      (13,159)       (2,500)

     Proceeds from issuance of common stock pursuant to
         rights offering, net                                     --         9,551            --
                                                          ----------    ----------    ----------
         Net cash provided by (used in) financing
            activities                                    $   (5,041)         (862)       10,925
                                                          ----------    ----------    ----------
         Net decrease in cash and cash equivalents              (380)       (4,466)      (12,949)
     Cash and cash equivalents at beginning of year              606         5,072        18,021
                                                          ----------    ----------    ----------
     Cash and cash equivalents at end of year             $      226           606         5,072
                                                          ==========    ==========    ==========


          See accompanying notes to consolidated financial statements.



                                     - F 5 -

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (dollars in thousands, except per share amounts)

                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000


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

         (c)  Use of Estimates

              The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and judgements that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

         (d)  Statements of Cash Flows

              For purposes of reporting cash flows, the Company considers all certificates of deposit and highly-liquid debt instruments, such as U.S. Treasury bills and notes, with original maturities of three months or less to be cash equivalents. Cash equivalents are carried at cost plus accrued interest, which approximates fair market value.

              Supplemental cash flow information is presented below:


                                                             YEAR ENDED DECEMBER 31,
                                                          ------------------------------
                                                            2002       2001       2000
                                                          --------   --------   --------
Cash paid during the year for:
     Interest                                             $  4,099      4,512      4,774
                                                          ========   ========   ========
     Income taxes, net of refunds                         $     83        296        659
                                                          ========   ========   ========


         (e)  Revenue Recognition

              The Company recognizes revenue in accordance with the terms of its contracts, which are generally upon shipment.


         (f)  Trade Receivables

              The majority of the Company's trade receivables are unsecured. Payment terms for all trade receivables are contractually based. Credit losses relating to these receivables consistently have been within management expectations. Trade receivables are presented net of the related allowance for doubtful accounts, which totaled $125 and $140 at December 31, 2002 and 2001, respectively.


                                     - F 6 -

                (dollars in thousands, except per share amounts)


         (g)  Inventories

              Inventories are valued principally at the lower of cost, determined using the average cost method, or market. Costs include materials, labor, and production overhead.

              A summary of inventories is as follows:


                                                         DECEMBER 31,
                                                     ---------------------
                                                       2002       2001
                                                    ---------   ---------
              Lime and limestone inventories:
                   Raw materials                    $   1,704       1,983
                   Finished goods                         942         927
                                                    ---------   ---------
                                                        2,646       2,910
              Service parts inventories                 2,136       2,147
                                                    ---------   ---------
                                                    $   4,782       5,057
                                                    =========   =========

         (h)  Property, Plant and Equipment

              For major constructed assets, the capitalized cost includes the cash price paid by the Company for labor and materials plus interest and project management costs that are directly related to the constructed assets. Total interest costs of $0, $845 and $1,600 were capitalized for the years ended December 31, 2002, 2001 and 2000, respectively. Depreciation of property, plant and equipment is being provided for by the straight-line and declining-balance methods over estimated useful lives as follows:


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

              The Company reviews its long-term assets for impairment in accordance with the guidelines of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 requires that, when events or circumstances indicate that the carrying amount of an asset may not be recoverable, the Company should determine if impairment of value exists. If the estimated undiscounted future net cash flows are less than the carrying amount of the assets, an impairment exists and an impairment loss must be calculated and recorded. If an impairment exists, the impairment loss is calculated based on the excess of the carrying amount of the asset over the asset's fair value. Any impairment loss is treated as a permanent reduction in the carrying value of the assets. Through December 31, 2002, no events or circumstances have arisen which would require the Company to record a provision for impairment on its long-lived assets.


                                     - F 7 -

                (dollars in thousands, except per share amounts)


         (i)  Other Assets

              Other assets consist of the following:


                                                     DECEMBER 31,
                                                ---------------------
                                                  2002        2001
                                                ---------   ---------
              Deferred stripping costs          $     273         239
              Prepaid financing costs                 996       1,229
              Other                                    13          17
                                                ---------   ---------
                                                $   1,282       1,485
                                                =========   =========

              Deferred stripping costs, all of which relate to Arkansas Lime Company, will be amortized using the units-of-production method. Deferred financing costs are expensed over the shorter of the life of the debt or expected life of the loan using the straight-line method.

         (j)  Environmental Expenditures

              Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the costs can be reasonably estimated. Generally, the timing of these accruals will coincide with completion of a feasibility study or the Company's commitment to a formal plan of action. In part in response to requirements of environmental regulatory agencies, the Company incurred capital expenditures related to environmental matters of approximately $225 in 2002 and $400 in 2001.

         (k)  Income (loss) Per Share of Common Stock

              Effective December 31, 1997, Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), was implemented by the Company. SFAS 128 requires the presentation of basic and diluted income (loss) per common share for all periods presented.

              The following table sets forth the computation of basic and diluted income (loss) per common share:



                                                                      YEAR ENDED DECEMBER 31,
                                                            ------------------------------------------
                                                               2002           2001            2000
                                                            ------------   ------------   ------------
              Numerator:
                Net income (loss) for basic and
                 diluted income (loss) per common share     $        636          1,773           (635)
                                                            ============   ============   ============

              Denominator:
                Denominator for basic income (loss) per
                 common share - weighted-average shares        5,799,845      5,602,875      3,981,664

                Effect of dilutive securities:
                 Employee stock options                               --             --             --
                                                            ------------   ------------   ------------
                Denominator for diluted income (loss) per
                  common share - adjusted weighted-
                  average shares and assumed exercises         5,799,845      5,602,875      3,981,664
                                                            ============   ============   ============

              Basic and diluted income(loss) per
                  common share                              $       0.11           0.32          (0.16)
                                                            ============   ============   ============



                                     - F 8 -

                (dollars in thousands, except per share amounts)

         (l)  Stock Options

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

              The following table illustrates the effect on net income (loss) and income (loss) per share of common stock if the Company had applied the fair value recognition provisions of SFAS 123 instead of APB 25's intrinsic value method to account for stock-based employee compensation:



                                                                YEAR ENDED DECEMBER 31,
                                                              ---------------------------
                                                               2002       2001      2000
                                                              ---------------------------
              Net income (loss) as reported                   $  636     1,773      (635)
              Stock-based employee compensations expense,
                  net of income taxes                         $  (33)      (70)     (177)
                                                              ------     -----      ----

              Pro forma net income (loss)                     $  603     1,703      (812)
                                                              ======     =====      ====
              Basic and diluted income (loss) per common
                   share, as reported                          $0.11      0.32     (0.16)

              Pro forma basic and diluted income (loss) per
                   common share                               $ 0.10      0.30     (0.20)


              The fair value for these options was estimated at the date of grant using the Black-Scholes option valuation model, with the following weighted average assumptions for the 2001 and 2000 grants: a risk-free interest rate of 5.34% in 2001 and 6.63% in 2000; a dividend yield of 2%; and a volatility factor of 0.33 in 2001 and 0.31 in 2000. In addition, the fair value of these options was estimated based on an expected life of three years.

         (m)  Gas Future Contracts

              In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Certain Hedging Activities" ("SFAS 133"). In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activity, an Amendment to SFAS 133" ("SFAS 138"). SFAS 133 and SFAS 138 require that all derivative instruments be recorded on the balance sheet at their respective fair values. The Company adopted SFAS 133 and SFAS 138 on January 1, 2001, at which time it was not a party to any derivative financial instruments. From time to time, the Company has entered into forward purchase contracts for the delivery of a portion of the natural gas requirements of its plants. As of December 31, 2002, the Company had no open forward purchase contracts. As of December 31, 2001, the Company had commitments to purchase, under two forward purchase contracts, a total of 15MM/BTU per month for the months of January, February, and March 2002. The delivery prices in dollars for these volumes averaged $3.51 per MM/BTU. The


                                     - F 9 -

                (dollars in thousands, except per share amounts)

              market prices in dollars for deliveries in these months as of December 31, 2001 were $2.60 per MM/BTU for January deliveries and $2.65 per MM/BTU for February and March deliveries. The Company elected not to designate these instruments as hedges for accounting purposes. Accordingly, the Company recorded a mark-to-market adjustment of $39 within labor and other operating expenses at December 31, 2001. Cash settlements of these instruments were included in labor and other operating expenses.

         (n)  Comprehensive Income

              The Company follows Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which provides standards for reporting and displaying comprehensive income. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events from non-owner sources. See Note 6.

         (o)  Accounting for Asset Retirement Obligations

              In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"), which is effective for fiscal years beginning after June 15, 2002. SFAS 143 requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred. Upon initial recognition of a liability, that cost should be capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset. The Company adopted SFAS 143 effective January 1, 2003 and, based on current circumstances, does not believe that the impact of adoption of SFAS 143 will have a material impact on the Company's financial position, results of operations, cash flows or competitive position.

(2) Embezzlement Matter and Restatements and Reclassification of Previously Reported Amounts

         On January 31, 2002, the Company announced that it had discovered that an employee who recently left the Company may have improperly diverted Company funds without authorization. Trading in the Company's common stock on the Nasdaq National Market(R) ("Nasdaq") was halted, and the Audit Committee of the Company's Board of Directors retained outside counsel to conduct a special investigation into the matter. The Audit Committee also retained an independent accounting firm to review the Company's internal controls and to make recommendations for improvement which the Company has implemented. The Company also contacted the Securities and Exchange Commission (the "SEC"), as well as criminal authorities, and cooperated with the SEC, Nasdaq, and criminal authorities with respect to their investigations into this matter.

         The Company's former Vice President - Finance, Controller, Treasurer, and Secretary, Larry Ohms (the "Former VP Finance"), over a period of four years beginning in 1998, embezzled $2,179 from the Company. The Former VP Finance voluntarily resigned from the Company on January 22, 2002, approximately one week before the Company discovered the defalcations. The Company has since filed suit against the Former VP Finance. The Former VP Finance has stated that no one else at the Company was involved in perpetrating the embezzlements. Based on the results of the special investigation, the Company believes this statement to be accurate.

         On March 14, 2002, the Company received $500 in insurance proceeds from the Company's insurance policies covering employee theft. The $500 was recorded on the Consolidated Balance Sheet at December 31, 2001 in prepaid expenses and other assets, and recognized in the Consolidated Statement of Operations in other income in the fourth quarter 2001. In addition, the Company retained counsel for assistance in its efforts to recover the embezzled funds from the Former VP Finance, and to pursue possible civil actions on behalf of the Company against third parties. The Former VP Finance has claimed not to have any funds. Any future recoveries are being recognized in the quarters in which they are realized, and the cost associated with the Company's special investigation, the Company's cooperation with the SEC, Nasdaq, and criminal authorities in their investigations and the Company's ongoing recovery efforts are being expensed as incurred. During 2002, no additional recoveries were realized. During 2002, the Company recorded $648 ($0.11 per basic and diluted share), net of income tax benefits ($683 gross) for embezzlement-related costs.

                                    - F 10 -

                (dollars in thousands, except per share amounts)


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

         As a result of the embezzlements, the Company reclassified to other expenses $126 in 1998 and $282 in 1999, and removed those amounts from selling, general and administrative expenses, and labor and other operating expenses, respectively. The embezzlements had a material effect on the Company's consolidated financial statements for fiscal year 2000. Therefore, the Company restated its financial statements for 2000. In addition to the correction for the overstated prepaid financing costs in 2000 and the reclassification of excess interest expense to other expenses, the Company's restatement resulted in an additional loss of $344 ($0.09 per basic and diluted share), net of income tax benefits ($444 gross) in 2000.

(3) Banking Facilities and Other Debt

         On April 22, 1999, the Company entered into a credit agreement with a consortium of commercial banks for a $50,000 Senior Secured Term Loan (the "Loan"). The Loan is repayable over a period of approximately eight years, maturing on March 30, 2007, and requires monthly principal payments of $278, which began April 30, 2000, with a final principal payment of $26,944 on March 30, 2007, which equates to a 15-year amortization. The Company paid a fee equivalent to 2-1/2% of the Loan value to the placement agent.

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

         The Loan is secured by a first lien on substantially all of the Company's assets, with the exception of accounts receivable and inventories which secure the Company's $5,000 revolving credit facility. The Loan agreement contains covenants that restrict the incurrence of debt, guaranties, and liens, and places certain restrictions on the payment of dividends and the sale of significant assets. The Company is also required to meet minimum debt service coverage ratios on an on-going basis and maintain a minimum level of tangible net worth.

         On April 26, 2001, the Company renewed its revolving credit facility, with a new maturity date of May 31, 2002. The revolving credit facility was increased from $4,000,000 to $5,000,000 and bears interest at LIBOR plus a margin of 1.40% to 3.55% in accordance with a defined rate spread based upon the Company's then-current ratio of total funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA). On December 31, 2001, the Company amended the revolving credit facility to extend the maturity date to July 31, 2002 and to allow for a contractual overadvance above the borrowing base limitation as previously stated in the facility in an amount not to exceed $750 that expired on July 31, 2002. The $5,000 revolving credit facility was further amended on May 31, 2002 to extend the maturity date to January 31, 2003 and on January 31, 2003, to extend the maturity date to July 31, 2003. At December 31, 2002, the outstanding balance on the revolving credit facility was $1,200. The average interest rates were 4.15% and 7.46% for 2002 and 2001, respectively.

         On December 27, 2000, the Company obtained a $5,000 bridge loan ("Bridge Loan") under normal commercial terms from Inberdon Enterprise, Ltd. ("Inberdon"), its majority shareholder. Inberdon owned approximately 51% of the outstanding stock of the Company at the time that the Bridge Loan was made. The


                                    - F 11 -

                (dollars in thousands, except per share amounts)


Bridge Loan was unsecured, carried interest at 9.75% and matured on March 27, 2001. The Company repaid the Bridge Loan with a portion of the proceeds of the Company's rights offering which was completed on February 8, 2001. See Note 4.

         As of December 31, 2002, the Company had approximately $42,033 in total debt outstanding. A summary of debt is as follows:


                                                          DECEMBER 31,
                                                     -----------------------
                                                        2002         2001
                                                     ----------   ----------
              Term loan                              $   40,833       44,166
              Revolving credit facility                   1,200        2,325
                                                     ----------   ----------
                   Subtotal                              42,033       46,491

              Less current installments                   4,533        5,658
                                                     ----------   ----------

              Debt, excluding current installments   $   37,500       40,833
                                                     ==========   ==========



         Amounts payable on the Company's long-term debt outstanding as of December 31, 2002 to be paid in 2004 and thereafter are: 2004 - $3,333; 2005 - $3,333; 2006 - $3,333; 2007 - $27,501.

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

         The Company received $10,000 ($9,551 net of offering costs) and issued an additional 1,818,181 shares of common stock effective February 8, 2001. In the rights offering, the Company honored the over-subscription requests of its shareholders in full. The Company's majority shareholder, Inberdon, subscripted to its full pro-rata amount and, in addition, purchased 461,005 shares not purchased by other shareholders in the rights offering. Immediately following the rights offering, Inberdon owned approximately 59% of the Company's common stock.

         The $254 accumulated other comprehensive loss resulted from an unfunded projected benefit obligation for a defined benefit pension plan. See Note 6.

(5)      Income Taxes

         Income tax expense (benefit), net for the years ended December 31, 2002, 2001 and 2000, is as follows:


                                                   2002      2001      2000
                                                  -------   -------   -------
              Current income tax expense          $    35       416       132
              Deferred income tax benefit              --        --      (317)
                                                  -------   -------   -------

              Income tax expense (benefit), net   $    35       416      (185)
                                                  =======   =======   =======


                                    - F 12 -

                (dollars in thousands, except per share amounts)


         A reconciliation of income taxes computed at the federal statutory rate to income tax expense (benefit), net for the years ended December 31, 2002, 2001 and 2000, is as follows:



                                                            2002                     2001                   2000
                                                   -----------------------  ---------------------    ---------------------
                                                                 Percent                 Percent                  Percent
                                                                of pretax               of pretax                of pretax
                                                    Amount       income      Amount       income      Amount       income
                                                   --------      -------    --------      ------     --------    --------
              Income taxes (benefit) computed at
                 the federal statutory rate        $    228        34.0%    $    744        34.0%    $   (279)       34.0%
              Increase (reduction) in
                 taxes resulting from:
                   Statutory depletion in
                     excess of cost depletion          (539)      (80.4)        (644)      (29.4)        (250)      (30.5)
                   State income taxes, net of
                     federal income tax benefit          23         3.4           79         3.6          255       (31.1)
                   Other                                323        48.2          237        10.8           89       (10.9)
                                                   --------      -------    --------      ------     --------    --------
              Income tax expense (benefit), net    $     35         5.2%    $    416        19.0%    $   (185)       22.5%
                                                   ========      ======     ========      ======     ========      ======


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

         Generally, the provisions of SFAS 109 require deferred tax assets to be reduced by a valuation allowance if, based on the weight of available evidence, it is "more likely than not" that some portion or all of the deferred tax assets will not be realized. SFAS 109 requires an assessment of all available evidence, both positive and negative, to determine the amount of any required valuation allowance. No benefit was given to the deferred tax assets at December 31, 1996 due to uncertainties related to their utilization.

         As a result of the sale of the Corson Lime Company assets in 1997, the Company reviewed the deferred tax assets and concluded that the uncertainties as to their realization had been favorably resolved, in that the net operating loss carryforwards and the general business credit carryforwards were expected to be fully utilized. The Company's prospects for future taxable income, enhanced by the sale of the Corson assets, indicated future utilization of the alternative minimum tax credit carryforwards in the future. The post-Corson sale assessment as to the ultimate realization of the deferred tax assets indicated that it was more likely than not that the deferred tax assets would be realized. As a result, the Company reduced the deferred tax asset valuation allowance in the second quarter 1997 by $2,300, recording the deferred tax assets and recognizing that amount in federal and state income tax expense (benefit), net.

         At December 31, 2002, the Company had deferred tax liabilities of $1,148, a valuation allowance of $1,270 and deferred tax assets of $4,777. The principal temporary differences related to the deferred tax liabilities was property. The principal temporary difference related to the deferred tax assets was the alternative minimum tax credit carryforward of $3,809.

         At December 31, 2001, the Company had deferred tax liabilities of $332, a valuation allowance of $1,256 and deferred tax assets of $4,041. The principal temporary difference related to the deferred tax liabilities was property. The principal temporary difference related to the deferred tax assets was the alternative minimum tax credit carryforward of $3,695.

         Due to uncertainties about realizing deferred tax assets beyond what has already been recognized, any increases in the Company's calculated deferred tax assets are currently being fully reserved in a deferred tax assets valuation allowance account. The Company will continue to evaluate this reserve.


                                    - F 13 -

                (dollars in thousands, except per share amounts)

(6)      Employee Retirement Plans

         The Company has a noncontributory defined benefit pension plan (the "Corson Plan") that covered substantially all union employees previously employed by its wholly-owned subsidiary, Corson Lime Company. In June 1997, the Company sold substantially all of the assets of Corson Lime Company and all benefit accruals under the Corson Plan ceased as of July 31, 1997. During 1997 and 1998, the Company made contributions to the Corson Plan that were intended to fully fund a number of the benefits earned by the participants. The Company has made no contributions to the Corson Plan since 1998. In recent years, significant declines in the financial markets have unfavorably impacted plan asset values resulting in an unfunded projected benefit obligation of $409 at December 31, 2002. As a result, the Company recorded other comprehensive loss of $254, net of $155 tax benefits.

         The following table sets forth the funded status of the Corson Plan accrued pension benefits at December 31:


                                                             2002          2001
                                                          ----------    ----------
              Change in benefit obligation:
                Benefit obligation at beginning of year   $    1,461         1,473
                Interest cost                                    112           113
                Actuarial loss (gain)                             88           (14)
                Benefits paid                                   (115)         (111)
                                                          ----------    ----------
                Benefit obligation at end of year         $    1,546         1,461
                                                          ==========    ==========

              Change in plan assets:
                Fair value of plan assets at beginning
                  of year                                 $    1,411         1,636
                Actual loss on plan assets                      (159)         (114)
                Benefits paid                                   (115)         (111)
                                                          ----------    ----------
                Fair value of plan assets at end of
                  year                                    $    1,137         1,411

              Funded Status:
                Underfunded status                        $     (409)          (50)
                Unrecognized net actuarial loss                   --            50
                                                          ----------    ----------
                Net liability recognized                  $     (409)           --
                                                          ==========    ==========

         The net liability recognized in the consolidated balance sheets at December 31 consists of the following:



                                                            2002             2001
                                                            ----             ----
                Accrued benefit cost                      $  409              --

         The weighted average assumptions used in the measurement of the Corson Plan benefit obligation are as follows:


                                                              DECEMBER 31 ,
                                                         --------------------
                                                           2002        2001
                                                         --------    --------
              Discount rate                                  7.50%       8.00%
              Expected long-term return on plan assets       9.00%       9.00%

         The following table provides the components of the Corson Plan net periodic benefit cost:


                                                          YEAR ENDED DECEMBER 31,
                                                   --------------------------------------
                                                      2002          2001          2000
                                                   ----------    ----------    ----------
              Interest cost                        $      112           113           113
              Expected return on plan assets             (121)         (142)         (146)
              Amortization of net actuarial loss           19            29            33
                                                   ----------    ----------    ----------
              Net periodic benefit cost            $       10            --            --
                                                   ==========    ==========    ==========


                                    - F 14 -

                (dollars in thousands, except per share amounts)

         The Company has a contributory retirement (401(k)) savings plan for nonunion employees. The Company contributions to the plan were $57 during 2002, $59 during 2001 and $57 during 2000. The Company also has contributory retirement (401(k)) savings plans for union employees of Arkansas Lime Company and Texas Lime Company. The Company contributions to these plans were $32 in 2002, $36 in 2001 and $28 in 2000.

         In December 1986, the Company purchased 1,550,000 shares of its outstanding common stock, accounted for as treasury stock at December 31, 2000, for $10.50 per share. Subsequent to that purchase, 300,000 shares, after stock split, were sold to the Employee Stock Ownership Plan ("ESOP") for $8.20 per share. The ESOP covered substantially all full-time nonunion employees and was designed to invest primarily in the Company's common stock. Effective July 31, 1999, the Company merged the ESOP into the 401(k) savings plan for nonunion employees. Contributions to the ESOP are discretionary. The Company did not make any contributions during 2002, 2001 or 2000.

(7)      Stock Option Plans

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

         As of December 31, 2002, the number of shares remaining available for future grant under the 2001 Plan was 425,000. A summary of the Company's stock option activity and related information for the years ended December 31, 2002, 2001 and 2000 is as follows:


                                                           2002                         2001                        2000
                                                --------------------------   --------------------------   -------------------------
                                                                 Weighted                    Weighted                   Weighted
                                                                 Average                     Average                    Average
                                                                 Exercise                    Exercise                   Exercise
                                                   Options        Price        Options         Price        Options       Price
                                                -----------    -----------   -----------    -----------   -----------   -----------
              Outstanding at beginning of year      253,500    $      6.68       194,000    $      7.45       189,000   $      7.47
                 Granted                                 --             --        80,000           5.15         5,000          6.75
                 Exercised                               --             --            --             --            --            --
                 Forfeited                          (28,500)          7.75       (20,500)          7.98            --            --
                                                -----------    -----------   -----------    -----------   -----------   -----------
              Outstanding at end of year            225,000           6.55       253,500           6.68       194,000          7.45
                                                ===========    ===========   ===========    ===========   ===========   ===========
              Exercisable at end of year            225,000           6.55       173,500           7.39       189,000          7.61
                                                ===========    ===========   ===========    ===========   ===========   ===========
              Weighted average fair value of
                 options granted during the
                   year                                        $        --                  $      1.15                 $      1.69
                                                               ===========                  ===========                 ===========
              Weighted average remaining
                 contractual life in years                            5.03                         6.26                        6.83
                                                               ===========                  ===========                 ===========


                                    - F 15 -

                (dollars in thousands, except per share amounts)


         The following table summarizes information about options outstanding at December 31, 2002:



                                       Weighted Average Remaining
        Exercise Price                  Contractual Life (Years)             Number of Shares
        --------------                 --------------------------            ----------------
            $  4.75                            0.92                              20,000
            $  8.25                            2.88                              50,000
            $  7.00                            5.14                              40,000
            $  8.00                            6.88                              30,000
            $  6.75                            7.13                               5,000
            $  5.50                            8.01                              30,000
            $  4.94                            8.50                              50,000
                                               ----                             -------
              Totals:                          5.03                             225,000


(8)      Commitments and Contingencies

         The Company leases some of the equipment used in its operations. Generally, the leases are for periods varying from one to five years and are renewable at the option of the Company. Total rent expense was $435 for 2002, $403 for 2001, and $231 for 2000. As of December 31, 2002, future minimum payments under noncancelable operating leases were $234 for 2003, $216 for 2004, 2005 and 2006, $87 for 2007 and 2008, and $44 for 2009.

         The Company is party to lawsuits and claims arising in the normal course of business, none of which, in the opinion of management, is expected to have a material adverse effect on the Company's financial condition, results of operation, cash flows, or competitive position. With respect to the embezzlements discussed in Note 2, the costs associated with the Company's special investigation, the Company's cooperation with the SEC, Nasdaq, and criminal authorities in their investigations, and the Company's ongoing recovery efforts are recognized as other expense, net, as incurred.

         From time to time, the Company receives claims from federal and state environmental agencies asserting that the Company is or may be in violation of environmental laws. In 2002, one of the Company's facilities was issued a notice of enforcement alleging violations of certain state environmental laws. Based on its experience and currently available information, management believes that the resolution of these claims will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

         The Company is not contractually committed to any planned capital expenditures until actual orders are placed for equipment or services. At December 31, 2002, the Company had no material liabilities for open equipment and construction orders.

(9)      Summary of Quarterly Financial Data (unaudited)


                                                                             2002
                                                ----------------------------------------------------------
                                                MARCH 31,         JUNE 30,   SEPTEMBER 30,    DECEMBER 31,
                                                ----------        --------   -------------    ------------
              Revenues                          $    8,977        10,961       10,496            8,728
              Gross profit                           1,837         2,981        2,739            1,951

              Net income (loss)                 $     (470)          516          585                5
                                                ==========        ======       ======            =====
              Basic and diluted income (loss)
                   per common share             $    (0.08)         0.09         0.10             0.00
                                                ==========        ======       ======            =====


                                    -F 16 -

                (dollars in thousands, except per share amounts)

         The embezzlements discussed in Note 2 had a material effect on the previously reported quarterly results. Funds embezzled during 2001 totaling $980 ($448 in the three months ended March 31, 2001, $172 in the three months ended June 30, 2001, $127 in the three months ended September 30, 2001, and $167 in the three months ended December 31, 2001) were improperly recorded as prepaid financing costs in other assets, net.

         As a result of the fraudulent entries in other assets, net during 2001 ($980 for the all of 2001 and $813 through September 30, 2001), the Company improperly recorded excess interest expense of $166 for the nine months ended September 30, 2001 ($45 in the three months ended March 31 2001, $55 in the three months ended June 30, 2001, and $66 in the three months ended September 30, 2001).

         As a result of the previously unexpensed embezzlement expense, the Company recorded income tax benefits of $76 in the three months ended March 31, 2001, $22 in the three months ended June 30, 2001, and $24 in the three months ended September 30, 2001.

         The Company's quarterly financial data for the three months ended March 31, June 30, September 30 and December 31, 2001, were as follows:


                                                                     2001
                                                ---------------------------------------------------
                                                MARCH 31,      JUNE 30,  SEPTEMBER 30, DECEMBER 31,
                                                ---------      -------   ------------  -----------
              Revenues                          $   8,691       10,812      10,975       9,725
              Gross profit                          1,451        3,298       3,312       2,404
              Net income (loss)                 $    (492)         941         772         552
                                                =========      =======      ======       =====
              Basic and diluted income (loss)
                   per common share             $   (0.10)        0.16        0.18        0.09
                                                =========      =======      ======       =====


                                    -F 17 -

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                                      NONE


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         The information appearing under "Election of Directors", "Nominees for Director" and "Executive Officers Who Are Not Also Directors" in the definitive Proxy statement for the Company's 2003 Annual Meeting of Shareholders (the "2003 proxy") is hereby incorporated by reference. The Company anticipates that it will file the 2003 Proxy with the Securities and Exchange Commission on or before April 2, 2003.

ITEM 11. EXECUTIVE COMPENSATION

         The information appearing under "Executive Compensation" in the 2003 Proxy is hereby incorporated by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The information appearing under "Voting Securities and Principal Shareholders" and "Shareholdings of Company Directors and Executive Officers" in the 2003 Proxy is hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


                                      NONE

ITEM 14. CONTROLS AND PROCEDURES

         Within 90 days prior to the filing of this report, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO"). Based on that evaluation, the CEO and CFO concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation of internal controls.

                                    PART IV



ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.


         (a)   1.  The following financial statements are included in Item 8:

                   Report of Independent Auditors

                   Consolidated Financial Statements:

                      Consolidated Balance Sheets as of December, 31, 2002 and 2001;

                      Consolidated Statements of Operations for the Years Ended December 31, 2002, 2001 and 2000;

                      Consolidated Statements of Stockholders' Equity for the Years Ended December, 31, 2002, 2001 and 2000;

                      Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000; and

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

                     10(c) United States Lime & Minerals, Inc. 2001 Long-Term Incentive Plan (incorporated by reference to Exhibit B to the Company's definitive Proxy Statement for its Annual Meeting of Shareholder's held on April 27, 2001, File Number 0-4197).

                     10(d) Loan and Security Agreement dated December 30, 1997 among United States Lime & Minerals, Inc., Arkansas Lime Company and Texas Lime Company and CoreStates Bank, N.A. (incorporated by reference to Exhibit 10(l) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File Number 0-4197).

                     10(e) First Amendment to Amended and Restated Loan and Security Agreement dated August 31, 1998 among United States Lime & Minerals, Inc., Arkansas Lime Company and Texas Lime Company and First Union National Bank (incorporated by reference to Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended September, 30, 1998, File Number 0-4197).

                     10(f) Employment Agreement dated as of October 11, 1989 between the Company and Billy R. Hughes (incorporated by reference to Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, File Number 0-4197).

                     10(g) Employment Agreement dated as of April 17, 1997 between the Company and Johnney G. Bowers (incorporated by reference to Exhibit 10(o) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File Number 0-4197).

                     10(h) Employment Agreement dated as of December 1, 1998 between the Company and Herbert G.A. Wilson (incorporated by reference to Exhibit 10(r) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File Number 0-4197).

                     10(i) Employment Agreement dated as December 8, 2000 between the Company and Timothy W. Byrne (incorporated by reference to Exhibit 10(s) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, File Number 0-4197).

                     10(j) Credit Agreement dated April 22, 1999 among United States Lime & Minerals, Inc., Arkansas Lime Company, Texas Lime Company, the Lenders who are, or may become, a party to this Agreement, and First Union National Bank (incorporated by reference to Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, File Number 0-4197).

                     10(k) Second Amendment to Amended and Restated Loan and Security Agreement dated as of April 22, 1999 among United States Lime & Minerals, Inc., Arkansas Lime Company, Texas Lime Company, and First Union National Bank (incorporated by reference to Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, File Number 0-4197).

                     10(l) Letter Agreement dated as of May 31, 2000 among United States Lime & Minerals, Inc., Arkansas Lime Company, Texas Lime Company and First Union National Bank (incorporated by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File Number 0-4197).

                     10(m) Third Amendment to Amended and Restated Loan and Security Agreement dated as of April 26, 2001 among United States Lime & Minerals, Inc., Arkansas Lime Company, Texas Lime Company, and First Union National Bank (incorporated by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, File Number 0-4197).

                     10(n) Fourth Amendment to Amended and Restated Loan and Security Agreement dated as of December 31, 2001 among United States Lime & Minerals, Inc., Arkansas Lime Company, Texas Lime Company, and First Union National Bank. (Incorporated by reference to Exhibit 10(u) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001, File Number 0-4197).

                     10(o) First Amendment to Credit Agreement dated as of December 27, 2000 among United States Lime & Minerals, Inc., Arkansas Lime Company, Texas Lime Company, the Lenders who are, or may become, a party to this Agreement, and First Union National Bank (incorporated by reference to the Company's Current Report on Form 8-K dated January 18, 2001, File Number 0-4197).

                     10(p) Subordinated Promissory Note dated as of December 27, 2000 among United States Lime & Minerals, Inc., Texas Lime Company, Arkansas Lime Company, and Inberdon Enterprises Ltd. (incorporated by reference to the Company's Current Report on Form 8-K dated January 18, 2001, File Number 0-4197).

                     10(q) Seconded Amended and Restated Note dated April 26, 2001 among United States Lime & Minerals, Inc., Arkansas Lime Company, Texas Lime Company, the Lenders who are, or may become, a party to this Agreement, and First Union National Bank. (incorporated by reference to exhibit 10(x) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001, File Number 0-4197).

                     10(r) Fifth Amendment to Amended and Restated Loan and Security Agreement dated as of May 31, 2002 among United States Lime & Minerals, Inc., Arkansas Lime Company, Texas Lime Company and Wachovia Bank, FKA First Union National Bank (incorporated by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, file number 0-4197).

                     10(s) Sixth Amendment to Amended and Restated Loan and Security Agreement dated as of January 31, 2003 among United States Lime & Minerals, Inc., Arkansas Lime Company, Texas Lime Company and Wachovia Bank.

                     10(t) Loan and Security Agreement dated March 3, 2003 among United States Lime & Minerals, Inc., Texas Lime Company, Arkansas Lime Company and National City Bank.

                     21     Subsidiaries of the Company.

                     23     Consent of Independent Auditors.

                     99(a)  Section 906 Certification by Chief Executive Officer

                     99(b)  Section 906 Certification by Chief financial Officer

----------

         Exhibits 10(a) through 10(c), and 10(f) through 10(i) are management contracts or compensatory plans or arrangements required to be filed as exhibits.

         (b) The Company did not file any Current Reports on Form 8-K during the fourth quarter 2002.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   UNITED STATES LIME & MINERALS, INC.


Date:  March 27, 2003                  By: /s/ Timothy W. Byrne
                                           -------------------
                                           Timothy W. Byrne, President and
                                           Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date: March 27, 2003                   By: /s/ Timothy W. Byrne
                                           ------------------------------------
                                           Timothy W. Byrne, President,
                                           Chief Executive Officer, and
                                           Director (Principal Executive
                                           Officer)

Date:  March 27, 2003                  By: /s/ M. Michael Owens
                                           ------------------------------------
                                           M. Michael Owens, Vice President
                                           and Chief Financial Officer
                                           (Principal Financial and Accounting
                                           Officer)

Date: March 27, 2003                   By: /s/ Edward A. Odishaw
                                           ------------------------------------
                                           Edward A. Odishaw, Director and
                                           Chairman of the Board

Date: March 27, 2003                   By: /s/ Antoine M. Doumet
                                           ------------------------------------
                                           Antoine M. Doumet, Director and
                                           Vice Chairman of the Board

Date: March 27, 2003                   By: /s/ Wallace G. Irmscher
                                           ------------------------------------
                                           Wallace G. Irmscher, Director


Date: March 27, 2003                   By: /s/ Richard W. Cardin
                                           ------------------------------------
                                           Richard W. Cardin, Director

I, Timothy W. Byrne, certify that:

     1. I have reviewed this annual report on Form 10-K of United States Lime & Minerals, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

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


         Dated:  March 27, 2003


                                            /s/  Timothy W. Byrne
                                            ----------------------------------
                                            Timothy W. Byrne
                                            Chief Executive Officer

I, M. Michael Owens, certify that:

     1. I have reviewed this annual report on Form 10-K of United States Lime & Minerals, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

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




         Dated:  March 27, 2003
                                                /s/  M. Michael Owens
                                                -------------------------------
                                                M. Michael Owens
                                                Chief Financial Officer

                                 EXHIBIT INDEX


EXHIBIT
NUMBER         DESCRIPTION
-------        -----------

   10(s)       Sixth Amendment to Amended and Restated Loan and Security
               Agreement dated as of January 31, 2003 among United States Lime
               & Minerals, Inc., Arkansas Lime Company, Texas Lime Company and
               Wachovia.

   10(t)       Loan and Security Agreement dated March 3, 2003 among United
               States Lime & Minerals, Inc., Texas Lime Company, Arkansas Lime
               Company and National City Bank.

   21          Subsidiaries of the Company.

   23          Consent of Independent Auditors.

   99(a)       Section 906 Certification by the Chief Executive Officer

   99(b)       Section 906 Certification by the Chief Financial Officer