Form 10-Q
period 2003-03-31
UNITED STATES LIME & MINERALS INC
filed 2003-05-12
CIK 82020

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

                  For the quarterly period ended MARCH 31, 2003

                                       OR

[  ]               TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ........ to ........

                       Commission file number is 000-4197



                       UNITED STATES LIME & MINERALS, INC.
                       -----------------------------------
             (Exact name of registrant as specified in its charter)


                   TEXAS                                   75-0789226
      ----------------------------------            ---------------------------
        (State or other jurisdiction of                  (I.R.S. Employer
        incorporation or organization)                  Identification No.)


13800 MONTFORT DRIVE, SUITE 330, DALLAS, TX                    75240
--------------------------------------------        ---------------------------
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

     Yes   X          No
         -----           ----
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

     Yes              No   X
         ------          ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 5, 2003, 5,799,845 shares of common stock, $0.10 par value, were outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)
(Unaudited)

                                                                     MARCH 31,     DECEMBER 31,
                                                                      2003            2002
                                                                   ------------    ------------
ASSETS
Current Assets:
  Cash and cash equivalents                                                $587             226
  Trade receivables, net                                                  6,814           5,202
  Inventories                                                             4,718           4,782
  Prepaid expenses and other current assets                                 291             262
                                                                   ------------    ------------
     Total current assets                                                12,410          10,472

Property, plant and equipment, at cost:                                 115,699         114,062
  Less accumulated depreciation                                         (45,072)        (43,656)
                                                                   ------------    ------------
  Property, plant and equipment, net                                     70,627          70,406

Deferred tax assets, net                                                  2,359           2,359
Other assets, net                                                         1,240           1,282
                                                                   ------------    ------------

     Total assets                                                       $86,636          84,519
                                                                   ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Current installments of debt                                           $6,734           4,533
  Accounts payable                                                        3,366           2,472
  Accrued expenses                                                        1,235             953
                                                                   ------------    ------------
     Total current liabilities                                           11,335           7,958

Debt, excluding current installments                                     36,667          37,500
Other liabilities                                                           745             755
                                                                   ------------    ------------
     Total liabilities                                                   48,747          46,213

Stockholders' Equity:
  Common stock                                                              580             580
  Additional paid-in capital                                             10,392          10,392
  Accumulated other comprehensive loss                                     (254)           (254)
  Retained earnings                                                      27,171          27,588
                                                                   ------------    ------------

     Total stockholders' equity                                          37,889          38,306
                                                                   ------------    ------------

     Total liabilities and stockholders' equity                         $86,636          84,519
                                                                   ============    ============


     See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands of dollars, except per share data)
(Unaudited)


                                                              QUARTERS ENDED MARCH 31,
                                             --------------------------------------------------------
                                                         2003                         2002
                                             --------------------------    --------------------------
REVENUES                                     $    9,556          100.0%         8,977          100.0%

Cost of revenues:
  Labor and other operating expenses              6,300           65.9%         5,602           62.4%
  Depreciation, depletion
     and amortization                             1,507           15.8%         1,538           17.1%
                                             ----------     ----------     ----------     ----------
                                                  7,807           81.7%         7,140           79.5%
                                             ----------     ----------     ----------     ----------

GROSS PROFIT                                      1,749           18.3%         1,837           20.5%

  Selling, general and
       administrative expenses                    1,059           11.1%           958           10.7%
                                             ----------     ----------     ----------     ----------

OPERATING PROFIT                                    690            7.2%           879            9.8%
                                             ----------     ----------     ----------     ----------

  Other expenses (income):
    Interest expense                              1,021           10.7%         1,114           12.4%
    Other expense (income), net                     (12)          (0.1)%          378            4.2%
                                             ----------     ----------     ----------     ----------
                                                  1,009           10.6%         1,492           16.6%
                                             ----------     ----------     ----------     ----------

LOSS BEFORE INCOME TAXES                           (319)          (3.3)%         (613)          (6.8)%
                                             ----------     ----------     ----------     ----------

  Income tax benefit                                (48)          (0.5)%         (142)          (1.6)%
                                             ----------     ----------     ----------     ----------

NET LOSS                                     $     (271)          (2.8)%         (471)          (5.2)%
                                             ==========     ==========     ==========     ==========


LOSS PER SHARE OF COMMON STOCK
    Basic                                    $    (0.05)                        (0.08)
    Diluted                                  $    (0.05)                        (0.08)


     See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)
(Unaudited)

                                                                     QUARTERS ENDED MARCH 31,
                                                                   ----------------------------
                                                                       2003            2002
                                                                   ------------    ------------
OPERATING ACTIVITIES:
  Net loss                                                              $  (271)           (471)
  Adjustments to reconcile net loss to net cash provided by
     operations:

     Depreciation, depletion and amortization                             1,569           1,595
     Amortization of financing costs                                         62              57
     Loss on sale of assets                                                   6               5
     Changes in operating assets and liabilities:
       Trade receivables, net                                            (1,611)           (799)
       Inventories                                                           64             249
       Prepaid expenses and other current assets                            (29)            571
       Other assets, net                                                    (20)              2
       Accounts payable and accrued expenses                              1,176          (1,022)
       Other liabilities                                                    (10)            (31)
                                                                   ------------    ------------
     Total adjustments                                                    1,207             626
                                                                   ------------    ------------
     Net cash provided by operations                                    $   936             156

INVESTING ACTIVITIES:
  Purchase of property, plant and equipment                             $(1,798)         (1,477)
  Proceeds from sale of property, plant and equipment                        --               6
                                                                   ------------    ------------
  Net cash used in investing activities                                 $(1,798)         (1,471)

FINANCING ACTIVITIES:
  Payment of common stock dividends                                     $  (145)           (148)
  Proceeds from borrowings                                                2,201           1,750
  Repayment of debt                                                        (833)           (833)
                                                                   ------------    ------------
  Net cash provided by financing activities                             $ 1,223             769
                                                                   ------------    ------------

  Net increase (decrease) in cash and cash equivalents                      361            (546)
     Cash and cash equivalents at beginning of period                       226             606
                                                                   ------------    ------------

     Cash and cash equivalents at end of period                         $   587              60
                                                                   ============    ============


  Supplemental cash flow information:
     Interest paid                                                      $   959           1,057

     Income taxes paid, net                                             $    --             376


     See accompanying notes to condensed consolidated financial statements.

              UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

                                   (Unaudited)


1.   Basis of Presentation


         Presentation. The condensed consolidated financial statements included herein have been prepared by the Company without independent audit. In the opinion of the Company's management, all adjustments of a normal and recurring nature necessary to present fairly the financial position, results of operations and cash flows for the periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the period ended December 31, 2002. The results of operations for the three-month period ended March 31, 2003 are not necessarily indicative of operating results for the full year.

         Stock-based Compensation. The Company accounts for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Stock-based compensation expense associated with option grants was not recognized in the net loss for the three month periods ended March 31, 2003 and 2002, as all options granted have had exercise prices equal to the market value of the underlying common stock on the dates of grant. The following table illustrates the effect on net loss and loss per common share if the Company had applied the fair-value-based recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation:

                                                      FOR THE THREE MONTHS
                                                         ENDED MARCH 31,
                                                   ----------------------------
                                                       2003           2002
                                                   ------------    ------------
Net loss as reported                               $       (271)           (471)
Stock-based employee compensation expense
   determined under fair-value-based method
   for all awards, net of related tax effects                (3)            (18)
                                                   ------------    ------------
 Pro forma net loss                                $       (274)           (489)
                                                   ============    ============

Basic and diluted loss per common share,
    as reported                                    $      (0.05)          (0.08)

Pro forma basic and diluted loss per
    common share                                   $      (0.05)          (0.08)

2. Embezzlement Matter and Restatements and Reclassification of Previously Reported Amounts

         On January 31, 2002, the Company announced that it had discovered that an employee who had recently left the Company may have improperly diverted Company funds without authorization. Trading in the Company's common stock on the Nasdaq National Market(R) ("Nasdaq") was halted, and the Audit Committee of the Company's Board of Directors retained outside counsel to conduct a special investigation into the matter. The Audit Committee also retained an independent accounting firm to review the Company's internal controls and to make recommendations for improvement that the Company has implemented. The Company also contacted the Securities and Exchange Commission (the "SEC"), as well as criminal authorities, and cooperated with the SEC, Nasdaq, and criminal authorities with respect to their investigations into this matter.

         The Company's former Vice President - Finance, Controller, Treasurer, and Secretary, Larry Ohms (the "Former VP Finance"), over a period of four years beginning in 1998, embezzled approximately $2,179,000 from the Company. The Former VP Finance voluntarily resigned from the Company on January 22, 2002, approximately one week before the Company discovered the defalcations. The Company has since filed suit against the Former VP Finance. The Former VP Finance has stated that no one else at the Company was involved in perpetrating the embezzlements. From the results of the special investigation and Mr. Ohms' testimony, the Company believes this statement to be accurate. In 2002, Mr. Ohms pleaded guilty to one count of wire fraud and one count of making a false statement to the SEC, and on March 24, 2003 he was sentenced to a term in federal prison and ordered to pay $2,179,000 in restitution to the Company.

          On March 14, 2002, the Company received $500,000 in insurance proceeds from the Company's insurance policies covering employee theft. The $500,000 was recorded on the Consolidated Balance Sheet at December 31, 2001 in prepaid expenses and other assets, and recognized in the Consolidated Statement of Operations in other income in the fourth quarter 2001. In addition, the Company retained counsel for assistance in its efforts to recover the embezzled funds from the Former VP Finance, and to pursue possible civil actions on behalf of the Company against third parties. The Former VP Finance has claimed not to have any funds. Any recoveries are being recognized in the quarters in which the recoveries are realized, and the costs of the Company's special investigation, the Company's cooperation with the SEC, Nasdaq, and criminal authorities in their investigations and the Company's ongoing recovery efforts are being expensed as incurred. During the first quarter 2003, the Company recorded recoveries of $81,000 ($0.01 per share), net of income tax benefits ($100,000 gross) and embezzlement-related costs of $69,000 ($0.01 per share), net of income tax benefits ($81,000 gross), compared to embezzlement-related costs of $290,000 ($0.05 per share), net of income tax benefits ($376,000 gross) in the first quarter 2002.

3.   Inventories

     Inventories consisted of the following at:
        (In thousands of dollars)

                                                   MARCH 31,    DECEMBER 31,
                                                     2003          2002
                                                 ------------   ------------
Lime and limestone inventories:
  Raw materials                                  $      1,749   $      1,704
  Finished goods                                          892            942
                                                 ------------   ------------

                                                        2,641          2,646
  Parts inventories                                     2,077          2,136
                                                 ------------   ------------
      Total inventories                          $      4,718   $      4,782
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


         On January 31, 2003, the maturity of the Company's $5,000,000 revolving credit facility was extended to July 31, 2003. From January 1, 2003 through March 2, 2003, the revolving credit facility bore interest at LIBOR plus a margin of 1.40% to 3.55%, in accordance with a defined rate spread based upon the Company's then-current ratio of total funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA).


         On March 3, 2003, the Company entered into a Loan and Security Agreement with another bank for a new $5,000,000 revolving credit facility to replace the prior facility. In addition, the Company obtained a new $2,000,000 equipment line of credit (available for financing or leasing large mobile equipment used in its operations) from the same bank. The new revolving credit facility is secured by the Company's accounts receivable and inventories, provides for an interest rate of LIBOR plus 2.75%, and matures on March 1, 2004. As of April 30, 2003, the Company's outstanding balance on the revolving credit facility was $3,401,000. The average interest rate for the revolving credit facilities in the first quarter 2003 was 3.79%. As of April 30, 2003, the Company had entered into approximately $500,000 of leases for mobile equipment under the new $2,000,000 equipment line.


         A summary of outstanding debt at the dates indicated is as follows:
            (In thousands of dollars)

                                 MARCH 31,    DECEMBER 31,
                                   2003          2002
                               ------------   ------------
Term loan                      $     40,000         40,833
Revolving credit facility             3,401          1,200
                               ------------   ------------
     Subtotal                        43,401         42,033
Less current installments             6,734          4,533
                               ------------   ------------
Debt, excluding current
     installments              $     36,667         37,500
                               ============   ============

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



FORWARD-LOOKING STATEMENTS. Any statements contained in this Report that are not statements of historical fact are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements in this Report, including without limitation statements relating to the Company's plans, strategies, objectives, expectations, intentions, and adequacy of resources, are identified by such words as "will," "could," "should," "believe," "expect," "intend," "plan," "schedule," "estimate," "anticipate," and "project." The Company undertakes no obligation to publicly update or revise any forward-looking statements. The Company cautions that forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from expectations, including without limitation the following: (i) the Company's plans, strategies, objectives, expectations, and intentions are subject to change at any time in the Company's discretion; (ii) the Company's plans and results of operations will be affected by its ability to manage its growth and modernization; (iii) the Company's ability to meet short-term and long-term liquidity demands; (iv) inclement weather conditions; (v) increased fuel costs; (vi) unanticipated delays or additional cost overruns in completing current or planned construction projects; (vii) reduced demand for the Company's products; and (viii) other risks and uncertainties set forth below or indicated from time to time in the Company's filings with the Securities and Exchange Commission, including the Company's Form 10-K for the fiscal year ended December 31, 2002.




LIQUIDITY AND CAPITAL RESOURCES


     Net cash provided by operations was $936,000 for the three months ended March 31, 2003, compared to $156,000 for the three months ended March 31, 2002. The $780,000 improvement was the result of a $200,000 smaller loss in the first quarter 2003 compared to the prior year and changes in working capital.


     The Company invested $1,798,000 in capital expenditures in the first three months 2003, compared to $1,477,000 in the same period last year. The increase in capital expenditures was primarily due to the erection of a 5,000-ton pulverized limestone storage facility at the Company's Texas operations, which will enhance customer service. The Company expects to complete the new storage facility in the second quarter.


     Net cash provided by financing activities was $1,223,000 in the first three months 2003, primarily from $2,201,000 of draws on the Company's revolving credit facility, partially offset by $833,000 repayment of debt and $145,000 payment of cash dividends. Financing activities provided $769,000 net cash in the first three months 2002, primarily from $1,750,000 of draws on the Company's revolving credit facility, partially offset by $833,000 repayment of debt and $148,000 payment of cash dividends.


     On March 3, 2003, the Company entered into a Loan and Security Agreement with another bank for a new $5,000,000 revolving credit facility to replace the prior facility. In addition, the Company obtained a new $2,000,000 equipment line of credit (available for financing or leasing large mobile equipment used in its operations) from the same bank. The new revolving credit facility is secured by the Company's accounts receivable and inventories, provides for an interest rate of LIBOR plus 2.75%, and matures on March 1, 2004. As of April 30, 2003, the Company's outstanding balance on the revolving credit facility was $3,401,000. The average interest rate for the revolving credit facilities in the first quarter 2003 was 3.79%. As of April 30, 2003, the Company had entered into approximately $500,000 of leases for mobile equipment under the new $2,000,000 equipment line. The Company believes that funds generated from operations and amounts still available under the revolving credit facility will be sufficient to meet the Company's liquidity and ongoing capital needs for the year.


     The Arkansas modernization and expansion project commenced with ground breaking in November 1999 and is expected to be completed in two phases. Phase I involved the redevelopment of the quarry plant, rebuilding of the railroad to standard gauge, the purchase of a facility to establish an out-of-state terminal in Shreveport, Louisiana, the installation of a rotary kiln with preheater, and increased product storage and loading capacity. The kiln in Phase I produced its first lime in the fourth quarter 2000, which continues to be of excellent quality and well received by customers. The Company completed Phase I in the second quarter 2001.


     The total cost of Phase I was approximately $33,000,000. The $33,000,000 includes $1,800,000 of costs associated with the pre-building of certain facilities for Phase II of the Arkansas project and the purchase of, but not all of the improvements to, the out-of-state terminal in Shreveport, Louisiana.


     Phase II of the Arkansas project will further expand the plant's capacity through the installation of a second kiln with additional storage capacity, and includes the completion of the out-of-state terminal in Shreveport, Louisiana for distribution of the Company's products. The estimated additional cost to complete Phase II is approximately $16,000,000. The Company plans to proceed with Phase II at the optimum time based on its future operating results, market demand, financing and the ability to secure competitive construction bids. As part of the financing of Phase II, the Company may decide to incur additional debt or issue additional equity securities or both. Recently, the Company has engaged an investment banking firm to advise it on possible financing alternatives.


     The Company is not contractually committed to any planned capital expenditures until actual orders are placed for equipment. As of March 31, 2003, the Company was contractually obligated for approximately $200,000 to complete the pulverized limestone storage facility at the Company's Texas plant.

     As of April 30, 2003, the Company had $43,124,000 in total debt outstanding.



RESULTS OF OPERATIONS

     Revenues increased to $9,556,000 in the first quarter 2003 from $8,977,000 in the first quarter 2002, an increase of $579,000, or 6.4%. This primarily resulted from a 4.9% increase in product sales and revenues from natural gas surcharges discussed below.

 The Company's gross profit was $1,749,000 for the first quarter 2003, compared to $1,837,000 for the first quarter 2002, a 4.8% decrease. Gross profit margin as a percentage of revenues for the first quarter 2003 decreased to 18.3% from 20.5% in first quarter 2002. Gross profit and gross profit margins declined in the 2003 quarter primarily due to increased natural gas costs. Also, a winter ice storm in Texas caused the loss of approximately two days of sales and a natural gas curtailment to the Company's Texas plant that resulted in reduced production levels. The total negative price variance for natural gas was approximately $400,000 compared to the first quarter last year. In early March, the Company implemented natural gas surcharges on pulverized limestone products that offset approximately $150,000 of the increased natural gas costs incurred during the quarter.

      Although natural gas prices have declined from their highs during the quarter, they continue to exceed 2002 price levels. Due to lower domestic inventories of natural gas, the Company expects prices to remain higher than in the previous year. Therefore, the Company intends to continue the natural gas surcharges on pulverized limestone products in a continued effort to offset most of the increased costs. Production of pulverized limestone products accounted for approximately 85% of the Company's natural gas usage during the first quarter 2003.

      Selling, general and administrative expenses ("SG&A") increased by $101,000, or 10.6%, to $1,059,000 in the first quarter 2003, as compared to $958,000 in the first quarter 2002. The increase was primarily attributable to increases in legal and audit fees, insurance costs, salaries and employee benefits. As a percentage of sales, SG&A was 11.1% in the first quarter 2003, as compared to 10.7% in the comparable 2002 period.

      Interest expense in the first quarter 2003 was $1,021,000, compared to $1,114,000, net for the first quarter 2002, primarily resulting from the $3,333,000 repayment on the Loan over the last 12 months.


     Other, net was $12,000 income in the first quarter 2003, as compared to $378,000 expense in the first quarter 2002. Other, net in the 2003 quarter consisted of interest, other income and $100,000 of embezzlement-related recoveries, partially offset by $81,000 of embezzlement-related costs. In the first quarter 2002, $376,000 of embezzlement-related costs was the primary other expense.


     The Company reported a net loss of $271,000 ($0.05 per share) during the first quarter 2003, compared to a net loss of $471,000 ($0.08 per share) during the first quarter 2002.


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

                               UNITED STATES LIME & MINERALS, INC.



May 8, 2003                    By: /s/  Timothy W. Byrne
                                   --------------------------------------------
                                   Timothy W. Byrne
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)


May 8, 2003                    By: /s/  M. Michael Owens
                                   --------------------------------------------
                                   M. Michael Owens
                                   Vice President and Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

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



     Dated:  May 8, 2003                   /s/  Timothy W. Byrne
                                           ------------------------------------
                                           Timothy W. Byrne
                                           Chief Executive Officer

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




Dated:  May 8, 2003                           /s/  M. Michael Owens
                                              ---------------------------------
                                              M. Michael Owens
                                              Chief Financial Officer

                       UNITED STATES LIME & MINERALS, INC.


                          Quarterly Report on Form 10-Q
                                  Quarter Ended
                                 March 31, 2003

                                Index to Exhibits

EXHIBIT
NUMBER           DESCRIPTION
------           -----------
99(a)            Section 906 Certification by the Chief Executive Officer

99(b)            Section 906 Certification by the Chief Financial Officer