Form 10-Q
period 2003-06-30
UNITED STATES LIME & MINERALS INC
filed 2003-08-13
CIK 82020

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q
(Mark One)
[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                                   ----------

                  For the quarterly period ended JUNE 30, 2003

                                       OR

[ ]                TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ........ to ........

                       Commission file number is 000-4197


                       UNITED STATES LIME & MINERALS, INC.
                       -----------------------------------
             (Exact name of registrant as specified in its charter)


                    TEXAS                                    75-0789226
      ----------------------------------           -----------------------------
      (State or other jurisdiction of                     (I.R.S. Employer
       incorporation or organization)                   Identification No.)


 13800 MONTFORT DRIVE, SUITE 330, DALLAS, TX                    75240
--------------------------------------------       -----------------------------
   (Address of principal executive offices)                  (Zip Code)


                                 (972) 991-8400
                        -------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes   X          No
         -----           ------

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

     Yes              No   X
         ------          ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of August 8, 2003, 5,799,845 shares of common stock, $0.10 par value, were outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS


UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)
(Unaudited)

                                                           JUNE 30,         DECEMBER 31,
                                                             2003               2002
                                                        --------------     --------------
ASSETS
Current Assets:
  Cash and cash equivalents                             $          416                226
  Trade receivables, net                                         7,295              5,202
  Inventories                                                    4,542              4,782
  Prepaid expenses and other current assets                      1,008                262
                                                        --------------     --------------
     Total current assets                                       13,261             10,472

Property, plant and equipment, at cost:                        116,001            114,062
  Less accumulated depreciation                                (46,375)           (43,656)
                                                        --------------     --------------
  Property, plant and equipment, net                            69,626             70,406

Deferred tax assets, net                                         2,359              2,359
Other assets, net                                                1,286              1,282
                                                        --------------     --------------

     Total assets                                       $       86,532             84,519
                                                        ==============     ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current installments of debt                          $        6,734              4,533
  Accounts payable                                               2,326              2,472
  Accrued expenses                                               1,453                953
                                                        --------------     --------------
     Total current liabilities                                  10,513              7,958

Debt, excluding current installments                            35,833             37,500
Other liabilities                                                  629                755
                                                        --------------     --------------
     Total liabilities                                          46,975             46,213

Stockholders' Equity:
  Common stock                                                     580                580
  Additional paid-in capital                                    10,392             10,392
  Accumulated other comprehensive loss                            (254)              (254)
  Retained earnings                                             28,839             27,588
                                                        --------------     --------------

     Total stockholders' equity                                 39,557             38,306
                                                        --------------     --------------

     Total liabilities and stockholders' equity         $       86,532             84,519
                                                        ==============     ==============

     See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands of dollars, except per share data)
(Unaudited)

                                                 THREE MONTHS ENDED                            SIX MONTHS ENDED
                                                        JUNE 30,                                     JUNE 30,
                                      -------------------------------------------   -------------------------------------------
                                              2003                   2002                   2003                   2002
                                      --------------------    -------------------   --------------------    -------------------

REVENUES                              $ 11,529       100.0%   $ 10,961      100.0%  $ 21,085       100.0%   $ 19,938      100.0%

Cost of revenues:
  Labor and other operating expenses     6,531        56.6%      6,467       59.0%    12,831        60.9%     12,069       60.5%
  Depreciation, depletion
     and amortization                    1,539        13.4%      1,513       13.8%     3,046        14.4%      3,051       15.3%
                                      --------    --------    --------   --------   --------    --------    --------   --------
                                         8,070        70.0%      7,980       72.8%    15,877        75.3%     15,120       75.8%
                                      --------    --------    --------   --------   --------    --------    --------   --------

GROSS PROFIT                             3,459        30.0%      2,981       27.2%     5,208        24.7%      4,818       24.2%

  Selling, general and
       administrative expenses             987         8.6%      1,015        9.3%     2,047         9.7%      1,973        9.9%
                                      --------    --------    --------   --------   --------    --------    --------   --------

OPERATING PROFIT                         2,472        21.4%      1,966       17.9%     3,161        15.0%      2,845       14.3%
                                      --------    --------    --------   --------   --------    --------    --------   --------

  Other expenses (income):
    Interest expense                     1,038         9.0%      1,102       10.1%     2,059         9.8%      2,215       11.1%
    Other expense (income), net           (699)       (6.1)%       195        1.8%      (711)       (3.4)%       573        2.9%
                                      --------    --------    --------   --------   --------    --------    --------   --------
                                           339         2.9%      1,297       11.8%     1,348         6.4%      2,788       14.0%
                                      --------    --------    --------   --------   --------    --------    --------   --------

INCOME BEFORE INCOME TAXES               2,133        18.5%        669        6.1%     1,813         8.6%         57        0.3%
                                      --------    --------    --------   --------   --------    --------    --------   --------

  Income tax expense                       320         2.8%        153        1.4%       272         1.3%         11        0.1%
                                      --------    --------    --------   --------   --------    --------    --------   --------

NET INCOME                            $  1,813        15.7%   $    516        4.7%  $  1,541         7.3%   $     46        0.2%
                                      ========    ========    ========   ========   ========    ========    ========   ========


INCOME PER SHARE OF COMMON STOCK:
    Basic                             $   0.31                $   0.09              $   0.27                $   0.01
    Diluted                           $   0.31                $   0.09              $   0.27                $   0.01

     See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)
(Unaudited)

                                                                            JUNE 30,
                                                                  ------------------------------
                                                                      2003              2002
                                                                  ------------      ------------
OPERATING ACTIVITIES:
  Net income                                                      $      1,541                46
  Adjustments to reconcile net income to net cash provided by operations:

     Depreciation, depletion and amortization                            3,156             3,163
     Amortization of financing costs                                       137               115
     Loss (gain) on sale of assets                                          14                (3)
     Changes in operating assets and liabilities:
       Trade receivables, net                                           (2,093)           (1,952)
       Inventories                                                         240             1,045
       Prepaid expenses and other current assets                          (746)              633
       Other assets, net                                                  (141)              (23)
       Accounts payable and accrued expenses                               354                70
       Other liabilities                                                  (126)              (62)
                                                                  ------------      ------------
     Total adjustments                                                     794             2,986
                                                                  ------------      ------------
     Net cash provided by operations                              $      2,335             3,032

INVESTING ACTIVITIES:
  Purchase of property, plant and equipment                       $     (2,395)           (2,132)
  Proceeds from sale of property, plant and equipment                        6                44
                                                                  ------------      ------------
  Net cash used in investing activities                           $     (2,389)           (2,088)

FINANCING ACTIVITIES:
  Payment of common stock dividends                               $       (290)             (293)
  Proceeds from borrowings                                               2,201             1,750
  Repayment of debt                                                     (1,667)           (2,166)
                                                                  ------------      ------------
  Net cash provided (used) by financing activities                $        244              (709)
                                                                  ------------      ------------

  Net increase in cash and cash equivalents                                190               235
     Cash and cash equivalents at beginning of period                      226               606
                                                                  ------------      ------------

     Cash and cash equivalents at end of period                   $        416               841
                                                                  ============      ============


  Supplemental cash flow information:
     Interest paid                                                $      1,922             2,101

     Income taxes paid, net                                       $          5               442


     See accompanying notes to condensed consolidated financial statements.

              UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)




1.   Basis of Presentation


         Presentation. The condensed consolidated financial statements included herein have been prepared by the Company without independent audit. In the opinion of the Company's management, all adjustments of a normal and recurring nature necessary to present fairly the financial position, results of operations and cash flows for the periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the period ended December 31, 2002. The results of operations for the three-month and six-month periods ended June 30, 2003 are not necessarily indicative of operating results for the full year.


         Stock-based Compensation. The Company accounts for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Stock-based compensation expense associated with option grants was not recognized in the net income for the six-month periods ended June 30, 2003 and 2002, as all options granted have had exercise prices equal to the market value of the underlying common stock on the dates of grant. The following table illustrates the effect on net income and income per common share if the Company had applied the fair-value-based recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation:

                                                       FOR THE SIX MONTHS
                                                         ENDED JUNE 30,
                                                  ------------------------------
                                                      2003              2002
                                                  ------------      ------------
Net income as reported                            $      1,541                46
Stock-based employee compensation expense
   determined under fair-value-based method
   for all awards, net of related tax effects              (16)              (33)
                                                  ------------      ------------
 Pro forma net income                             $      1,525                13
                                                  ============      ============
Basic and diluted income per common share,
    as reported                                   $       0.27              0.01

Pro forma basic and diluted income per
    common share                                  $       0.26              0.00

2.   Embezzlement-Related Costs and Recoveries

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

         On March 14, 2002, the Company received $500,000 in insurance proceeds from the Company's insurance policies covering employee theft. The $500,000 was recorded on the Consolidated Balance Sheet at December 31, 2001 in prepaid expenses and other assets, and recognized in the Consolidated Statement of Operations in other income in the fourth quarter 2001. In addition, the Company retained counsel for assistance in its efforts to recover the embezzled funds from the Former VP Finance, and to pursue possible civil actions on behalf of the Company against third parties. The Company filed suit against the Former VP Finance and has obtained a judgment against him, including compensatory and punitive damages. The Former VP Finance has claimed not to have any funds.

         Recoveries are being recognized in the quarters in which the recoveries are realized, and the costs of the Company's special investigation, the Company's cooperation with the SEC, Nasdaq, and criminal authorities in their investigations and the Company's ongoing recovery efforts are being expensed as incurred. During the first half 2003, the Company recorded recoveries of $776,000 ($0.13 per share), net of income taxes ($913,000 gross), and embezzlement-related costs of $158,000 ($0.03 per share), net of income tax benefits ($186,000 gross), compared to embezzlement-related costs of $498,000 ($0.09 per share), net of income tax benefits ($622,000 gross), in the first half 2002.

3.   Inventories

Inventories consisted of the following at:
    (In thousands of dollars)              JUNE 30,      DECEMBER 31,
                                             2003             2002
                                         ------------     ------------
     Lime and limestone inventories:
       Raw materials                     $      1,562     $      1,704
       Finished goods                             827              942
                                         ------------     ------------
                                                2,389            2,646
        Parts inventories                       2,153            2,136
                                         ------------     ------------
        Total inventories                $      4,542     $      4,782
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

         The Loan is secured by a first lien on substantially all of the Company's assets, with the exception of accounts receivable and inventories which secure the Company's $5,000,000 revolving credit facility. The Loan agreement contains covenants that restrict the incurrence of debt, guaranties and liens, and places certain restrictions on the payment of dividends and the sale of significant assets. The Company is also required to meet minimum debt service coverage ratios on an ongoing basis and maintain a minimum level of tangible net worth.

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

         On March 3, 2003, the Company entered into a Loan and Security Agreement with another bank for a $5,000,000 revolving credit facility to replace the prior facility. In addition, the Company obtained a new $2,000,000 equipment line of credit (available for financing or leasing large mobile equipment used in its operations) from the same bank. The new revolving credit facility is secured by the Company's accounts receivable and inventories, provides for an interest rate of LIBOR plus 2.75%, and matures on March 1, 2004. As of July 31, 2003, the Company's outstanding balance on the revolving credit facility was $2,200,000. The outstanding balance of the revolving credit facility was repaid in full on August 5, 2003 with proceeds from the private placement discussed below, and the Loan and Security Agreement was amended to allow the revolving credit facility to be increased to $6,000,000 at the Company's option. The average interest rate for the revolving credit facilities in the first half 2003 was 4.06%. As of July 31, 2003, the Company had entered into approximately $700,000 of operating leases for mobile equipment under the $2,000,000 equipment line.


     A summary of outstanding debt at the dates indicated is as follows:
       (In thousands of dollars)

                                JUNE 30,       DECEMBER 31,
                                  2003             2002
                              ------------     ------------
Term loan                     $     39,166           40,833
Revolving credit facility            3,401            1,200
                              ------------     ------------
     Subtotal                       42,567           42,033
Less current installments            6,734            4,533
                              ------------     ------------
Debt, excluding current
     installments             $     35,833           37,500
                              ============     ============


         In April 2003, the Company engaged Frost Securities, Inc. ("Frost") to advise it on possible financing alternatives for the Phase II expansion of the Company's Arkansas facilities. Frost contacted potential sources of financing and obtained several term sheet proposals for a subordinated debt placement from outside investors. In conjunction with the review of the proposals and further negotiations, Frost and the Company renewed discussions with the Company's two largest shareholders and a third party to determine whether they would be interested in the investment on terms more favorable to the Company than those currently available from other potential outside investors.

         On August 5, 2003, the Company sold $14,000,000 of unsecured Subordinated Notes (the "Sub Notes") in a private placement to three entities, one of which is an affiliate of Inberdon Enterprises Ltd., the Company's majority shareholder, and another of which is an affiliate of Robert S. Beall, who owns approximately 11% of the Company's outstanding shares. The Company believes that the terms of the private placement are more favorable to the Company than the proposals previously received. Frost provided an opinion to the Company's Board of Directors that, from a financial point of view, the private placement was fair to the unaffiliated holders of the Company's common stock in relation to other potential subordinated debt transactions currently available to the Company.

         The net proceeds from the private placement will be used to fund the Phase II expansion of the Company's Arkansas facilities. Terms of the Sub Notes include: a maturity date of August 5, 2008, subject to acceleration upon a change in control; no mandatory principal payments prior to maturity; an interest rate of 14% (12% paid in cash and 2% paid in cash or in kind at the Company's option); and, except as discussed below, no optional prepayment prior to August 5, 2005 and a 4% prepayment penalty if repaid before maturity. The terms of the Sub Notes are identical to one another, except that the Sub Note for the affiliate of Inberdon Enterprises Ltd. does not prohibit prepayment prior to August 5, 2005 and does not require a prepayment penalty if repaid before maturity, resulting in a weighted average prepayment penalty of approximately 2.4% if the Sub Notes are repaid before maturity. The Sub Notes include covenants similar to the covenants for the Loan.

         The private placement also included six-year detachable warrants, providing the Sub Note investors the right to purchase an aggregate of 162,000 shares of the Company's common stock, at 110% of the average closing price of one share of common stock for the trailing 30 trading days prior to closing, or $3.84. After August 5, 2008, or upon an earlier change in control, the investors may require the Company to repurchase any or all shares acquired through exercise of the warrants (the "Warrant Shares"). The repurchase price for each Warrant Share will equal the average closing price of one share of the Company's common stock for the 30 trading days preceding the date the Warrant Shares are put back to the Company. The investors are also entitled to certain registration rights for the resale of their Warrant Shares.

         As a result of certain negotiations with the Company's existing bank lenders, the Loan and the revolving credit facility were amended to approve the terms of the Sub Notes. As part of these amendments, the Company is prohibited from paying any dividends in cash through June 30, 2005 without the prior written consent of the bank lenders.



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

LIQUIDITY AND CAPITAL RESOURCES


     Net cash provided by operations was $2,335,000 for the six months ended June 30, 2003, compared to $3,032,000 for the six months ended June 30, 2002. The $697,000 decrease was the result of changes in working capital, partially offset by the $1,495,000 increase in net income in the 2003 period compared to the same period in 2002. The most significant working capital change was a $746,000 increase in prepaid expenses and other current assets in the first six months 2003, primarily due to the accrual of $813,000 of embezzlement-related recoveries, compared to a $633,000 decrease in the comparable 2002 period. The decrease in 2002 primarily resulted from the Company's receipt of the $500,000 in insurance proceeds from insurance policies covering employee theft. Also, in the 2002 period, reduced production due to operational problems at the Company's Texas plant was the primary reason for the additional $805,000 reduction in inventories compared to 2003.

     The Company invested $2,395,000 in capital expenditures in the first six months 2003, compared to $2,132,000 in the same period last year.

     Net cash provided by financing activities was $244,000 in the first six months 2003, primarily from $2,201,000 of draws on the Company's revolving credit facility, partially offset by $1,667,000 repayment of debt and $290,000 payment of cash dividends. Financing activities used $709,000 net cash in the first six months 2002, primarily for $2,166,000 repayment of debt and $293,000 payment of cash dividends, partially offset by $1,750,000 of draws on the Company's revolving credit facility.

     On March 3, 2003, the Company entered into a Loan and Security Agreement with another bank for a new $5,000,000 revolving credit facility to replace the prior facility. In addition, the Company obtained a new $2,000,000 equipment line of credit (available for financing or leasing large mobile equipment used in its operations) from the same bank. The new revolving credit facility is secured by the Company's accounts receivable and inventories, provides for an interest rate of LIBOR plus 2.75%, and matures on March 1, 2004. As of July 31, 2003, the Company's outstanding balance on the revolving credit facility was $2,200,000. The outstanding balance of the revolving credit facility was repaid in full on August 5, 2003 with proceeds from the private placement discussed below, and the Loan and Security Agreement was amended to allow the revolving credit facility to be increased to $6,000,000 at the Company's option. The average interest rate for the revolving credit facilities in the first half 2003 was 4.06%. As of July 31, 2003, the Company had entered into approximately $700,000 of operating leases for mobile equipment under the new $2,000,000 equipment line. The Company believes that funds generated from operations, amounts available under the revolving credit facility and funds from the private placement will be sufficient to meet the Company's liquidity and ongoing capital needs for the year and to complete the Arkansas Phase II expansion project.

     In April 2003, the Company engaged Frost Securities, Inc. ("Frost") to advise it on possible financing alternatives for the Phase II expansion of the Company's Arkansas facilities. Frost contacted potential sources of financing and obtained several term sheet proposals for a subordinated debt placement from outside investors. In conjunction with the review of the proposals and further negotiations, Frost and the Company renewed discussions with the Company's two largest shareholders and a third party to determine whether they would be interested in the investment on terms more favorable to the Company than those currently available from other potential outside investors.

     On August 5, 2003, the Company sold $14,000,000 of unsecured Subordinated Notes (the "Sub Notes") in a private placement to three entities, one of which is an affiliate of Inberdon Enterprises Ltd., the Company's majority shareholder, and another of which is an affiliate of Robert S. Beall, who owns approximately 11% of the Company's outstanding shares. The Company believes that the terms of the private placement are more favorable to the Company than the proposals previously received. Frost provided an opinion to the Company's Board of Directors that, from a financial point of view, the private placement was fair to the unaffiliated holders of the Company's common stock in relation to other potential subordinated debt transactions currently available to the Company.

     The net proceeds from the private placement will be used to fund the Phase II expansion of the Company's Arkansas facilities. Terms of the Sub Notes include: a maturity date of August 5, 2008, subject to acceleration upon a change in control; no mandatory principal payments prior to maturity; an interest rate of 14% (12% paid in cash and 2% paid in cash or in kind at the Company's option); and, except as discussed below, no optional prepayment prior to August 5, 2005 and a 4% prepayment penalty if repaid before maturity. The terms of the Sub Notes are identical to one another, except that the Sub Note for the affiliate of Inberdon Enterprises Ltd. does not prohibit prepayment prior to August 5, 2005 and does not require a prepayment penalty if repaid before maturity, resulting in a weighted average prepayment penalty of approximately 2.4% if the Sub Notes are repaid before maturity. The Sub Notes include covenants similar to the covenants for the Loan.

     The private placement also included six-year detachable warrants, providing the Sub Note investors the right to purchase an aggregate of 162,000 shares of the Company's common stock, at 110% of the average closing price of one share of common stock for the trailing 30 trading days prior to closing, or $3.84. After August 5, 2008, or upon an earlier change in control, the investors may require the Company to repurchase any or all shares acquired through exercise of the warrants (the "Warrant Shares"). The repurchase price for each Warrant Share will equal the average closing price of one share of the Company's common stock for the 30 trading days preceding the date the Warrant Shares are put back to the Company. The investors are also entitled to certain registration rights for the resale of their Warrant Shares.

     As a result of certain negotiations with the Company's existing bank lenders, the Loan and the revolving credit facility were amended to approve the terms of the Sub Notes. As part of these amendments, the Company is prohibited from paying any dividends in cash through June 30, 2005 without the prior written consent of the bank lenders.

     The Arkansas modernization and expansion project commenced with ground breaking in November 1999 and was scheduled to be completed in two phases. Phase I involved the redevelopment of the quarry plant, rebuilding of the railroad to standard gauge, the purchase of a facility to establish an out-of-state terminal in Shreveport, Louisiana, the installation of a rotary kiln with preheater and increased product storage and loading capacity. The kiln in Phase I produced its first lime in the fourth quarter 2000. The Company completed Phase I in the second quarter 2001.

     The total cost of Phase I was approximately $33,000,000. The $33,000,000 includes approximately $1,800,000 of costs associated with the pre-building of certain facilities for Phase II of the Arkansas project and the purchase of, but not all of the improvements to, the out-of-state terminal in Shreveport, Louisiana.

     The Company is financing the Phase II expansion principally through the August 5, 2003 private placement of $14,000,000 of the Sub Debt. The Phase II expansion will double the Arkansas plant's quicklime production capacity through the installation of a second kiln system substantially identical to the kiln system built in Phase I. The plans for Phase II currently include the completion of the out-of-state terminal in Shreveport, Louisiana for distribution of the Company's products. The estimated additional cost to complete Phase II is approximately $16,000,000. The Company plans to commence construction of the second kiln system in the third quarter 2003.

     The Company is not contractually committed to any planned capital expenditures until actual orders are placed for equipment. As of June 30, 2003, the Company had no material open orders.

     As of August 5, 2003, the Company had approximately $52,600,000 in total debt outstanding, including the $14,000,000 of Sub Notes.

RESULTS OF OPERATIONS

     Revenues increased to $11,529,000 in the second quarter 2003 from $10,961,000 in the second quarter 2002, an increase of $568,000, or 5.2%. In the first half 2003, revenues increased $1,147,000 to $21,085,000 from $19,938,000 in the first half 2002, an increase of 5.8%. The increases in revenues for the second quarter and first half 2003 primarily resulted from increased pulverized limestone ("PLS") sales at the Company's Texas plant and revenues from natural gas surcharges discussed below.

      The Company's gross profit was $3,459,000 for the second quarter 2003, compared to $2,981,000 for the second quarter 2002, a 16.0% increase. Compared to the 2002 quarter, gross profit margin as a percentage of revenues and gross profit increased in the 2003 quarter primarily due to the increase in

PLS sales volume and reduced lime production during the second quarter 2002 at the Company's Texas plant caused by several operational problems.

     For the first half 2003, the Company's gross profit was $5,208,000, compared to $4,818,000 for the comparable 2002 period, a 8.1% increase. Gross profit margin as a percentage of revenues and gross profit increased in the first half 2003, compared to the same period last year, primarily due to the increase in PLS sales volume and reduced lime production during the second quarter 2002 at the Company's Texas plant. These improvements were partially offset in 2003 by increased natural gas costs and a winter ice storm in Texas that caused the loss of approximately two days of sales and a natural gas curtailment to the Company's Texas plant that resulted in reduced production levels during the first quarter 2003. The total negative price variance for natural gas in the first half 2003 was approximately $600,000 compared to the first half last year, partially offset by natural gas surcharges on PLS products implemented by the Company in early March 2003. Since that time, the surcharges have offset most of the increased natural gas costs.

      Although natural gas prices have declined from their highs during the first quarter 2003, they continue to exceed 2002 price levels. The Company expects natural gas prices to remain higher than in the previous year. Therefore, the Company intends to continue the natural gas surcharges on PLS products in a continued effort to offset most of the increased costs.

      Selling, general and administrative expenses ("SG&A") decreased by $28,000, or 2.7%, to $987,000 in the second quarter 2003, as compared to $1,015,000 in the second quarter 2002. As a percentage of sales, SG&A declined to 8.6% in the second quarter 2003 from 9.3% in the 2002 quarter. SG&A increased by $74,000, or 3.7%, to $2,047,000 in the first six months 2003, as compared to $1,973,000 in the comparable 2002 period. As a percentage of sales, SG&A declined to 9.7% in the first six months 2003 from 9.9% in 2002.

      Interest expense in the second quarter 2003 decreased $64,000, or 5.8%, to $1,038,000, compared to $1,102,000 in the second quarter 2002. Interest expense in the first six months 2003 decreased $155,000, or 7.0%, to $2,060,000, compared to $2,215,000 in the first six months 2002. The decrease in interest expense in 2003 primarily resulted from $3,333,000 in repayments on the Loan over the last 12 months.


     Other, net was $699,000 income in the second quarter 2003, as compared to $195,000 expense in the second quarter 2002. Other, net in the 2003 quarter consisted of interest, other income and $813,000 of embezzlement-related recoveries, partially offset by $105,000 of embezzlement-related costs. In the second quarter 2002, $247,000 of embezzlement-related costs was the primary other expense, partially offset by interest and other income.


     Other, net was $711,000 income in the first six months 2003, as compared to $573,000 expense in the comparable 2002 period. Other, net in the 2003 period consisted of interest, other income and $913,000 of embezzlement-related recoveries, partially offset by $186,000 of embezzlement-related costs. In the first half 2002, $622,000 of embezzlement-related costs was the primary other expense, partially offset by interest and other income.


     The Company's net income increased $1,297,000 to $1,813,000 ($0.31 per share) during the second quarter 2003, compared to net income of $516,000 ($0.09 per share) during the second quarter 2002.

     For the first six months 2003, the Company reported net income of $1,541,000 ($0.27 per share), an increase of $1,495,000 compared to net income of $46,000 ($0.01 per share) during the comparable 2002 period.


ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK


     Not Applicable.


ITEM 4: CONTROLS AND PROCEDURES

     The Company's management, with the participation of the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), evaluated the effectiveness the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the CEO and CFO concluded that the Company's disclosure controls and procedures as of the end of the period covered by this report were effective.

     No change in the Company's internal control over financial reporting occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION


ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


     The Annual Meeting of Shareholders was held May 2, 2003 in Dallas, Texas. The table below shows the proposal submitted to shareholders in the Company's Proxy Statement, dated April 4, 2003.


     Election of Directors


                             FOR                 WITHHELD
                             ---                 --------

     Timothy W. Byrne      5,521,043              61,546
     Richard W. Cardin     5,548,146              34,443
     Antoine M. Doumet     5,571,981              10,608
     Wallace G. Irmscher   5,545,670              36,919
     Edward A. Odishaw     5,546,646              36,943

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

     a.   Exhibits:

          10.1 Note and Warrant Purchase Agreement, dated as of August 5, 2003, by and among United States Lime & Minerals, Inc. and Credit Trust S.A.L., ABB Finance Limited and R.S. Beall Capital Partners, LP.

          10.2 Form of 14% Subordinated PIK Note Due 2008.

          10.3 Form of Common Stock Purchase Warrant.

          10.4 Registration Rights Agreement, dated as of August 5, 2003, by and among United States Lime & Minerals, Inc. and Credit Trust S.A.L., ABB Finance Limited and R.S. Beall Capital Partners, LP.

          10.5 Third Amendment to Credit Agreement dated as of August 5, 2003 among United States Lime & Minerals, Inc., Arkansas Lime Company, Texas Lime Company, the Lenders who are, or may become, a party to this Agreement, and National City Bank.

          10.6 First Amendment to Loan and Security Agreement, dated August 5, 2003, among United States Lime & Minerals, Inc., Texas Lime Company, Arkansas Lime Company and National City Bank.

          31.1 Section 302 Certification by the Chief Executive Officer.

          31.2 Section 302 Certification by the Chief Financial Officer.

          32.1 Section 906 Certification by the Chief Executive Officer .

          32.2 Section 906 Certification by the Chief Financial Officer.



     b.   Reports on Form 8-K: None




                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    UNITED STATES LIME & MINERALS, INC.


August 13, 2003                        By:  /s/  Timothy W. Byrne
                                           -------------------------------------
                                           Timothy W. Byrne
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)


August 13, 2003                        By:  /s/  M. Michael Owens
                                           -------------------------------------
                                           M. Michael Owens
                                           Vice President and Chief Financial
                                           Officer
                                           (Principal Financial and Accounting
                                           Officer)

                       UNITED STATES LIME & MINERALS, INC.


                          Quarterly Report on Form 10-Q
                                  Quarter Ended
                                  June 30, 2003

                                Index to Exhibits

EXHIBIT
NUMBER            DESCRIPTION
-------           -----------

10.1              Note and Warrant Purchase Agreement, dated as of August 5,
                  2003, by and among United States Lime & Minerals, Inc. and
                  Credit Trust S.A.L., ABB Finance Limited and R.S. Beall
                  Capital Partners, LP.

10.2              Form of 14% Subordinated PIK Note Due 2008.

10.3              Form of Common Stock Purchase Warrant.

10.4 Registration Rights Agreement, dated as of August 5, 2003, by and among United States Lime & Minerals, Inc. and Credit Trust
                  S.A.L., ABB Finance Limited and R.S. Beall Capital Partners,
                  LP.

10.5              Third Amendment to Credit Agreement, dated as of August 5,
                  2003, among United States Lime & Minerals, Inc., Arkansas Lime
                  Company, Texas Lime Company, the Lenders who are, or may become, a party to this Agreement, and National City Bank.

10.6              First Amendment to Loan and Security Agreement, dated August
                  5, 2003, among United States Lime & Minerals, Inc., Texas Lime
                  Company, Arkansas Lime Company and National City Bank.

31.1              Section 302 Certification by the Chief Executive Officer.

31.2              Section 302 Certification by the Chief Financial Officer.

32.1              Section 906 Certification by the Chief Executive Officer.

32.2              Section 906 Certification by the Chief Financial Officer.