Form 10-Q
period 2003-09-30
UNITED STATES LIME & MINERALS INC
filed 2003-11-05
CIK 82020

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q
(Mark One)
[X]               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 2003

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

     Yes  [ ]          No  [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of October 31, 2003, 5,799,845 shares of common stock, $0.10 par value, were outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)
(Unaudited)

                                                    SEPTEMBER 30,       DECEMBER 31,
                                                       2003                 2002
                                                    -------------       ------------
ASSETS
Current Assets:
  Cash and cash equivalents                          $  11,361                 226
  Trade receivables, net                                 7,968               5,202
  Inventories                                            4,383               4,782
  Prepaid expenses and other current assets                608                 262
                                                     ---------           ---------
     Total current assets                               24,320              10,472

Property, plant and equipment, at cost:                118,503             114,062
  Less accumulated depreciation                        (47,826)            (43,656)
                                                     ---------           ---------
  Property, plant and equipment, net                    70,677              70,406

Deferred tax assets, net                                 2,101               2,359
Other assets, net                                        2,038               1,282
                                                     ---------           ---------

     Total assets                                    $  99,136              84,519
                                                     =========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current installments of debt                       $   3,333               4,533
  Accounts payable                                       2,838               2,472
  Accrued expenses                                       1,858                 953
                                                     ---------           ---------
     Total current liabilities                           8,029               7,958

Debt, excluding current installments                    49,000              37,500
Other liabilities                                          908                 755
                                                     ---------           ---------
     Total liabilities                                  57,937              46,213

Stockholders' Equity:
  Common stock                                             580                 580
  Additional paid-in capital                            10,392              10,392
  Accumulated other comprehensive loss                    (254)               (254)
  Retained earnings                                     30,481              27,588
                                                     ---------           ---------

     Total stockholders' equity                         41,199              38,306
                                                     ---------           ---------

     Total liabilities and stockholders' equity      $  99,136              84,519
                                                     =========           =========


     See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands of dollars, except per share data)
(Unaudited)

                                                  THREE MONTHS ENDED                           NINE MONTHS ENDED
                                                     SEPTEMBER 30,                               SEPTEMBER 30,
                                       -----------------     ----------------      -----------------      ------------------
                                               2003                 2002                  2003                    2002
                                       -----------------     ----------------      -----------------      ------------------
REVENUES                               $ 12,849   100.0%     $ 10,496  100.0%      $ 33,934   100.0%      $ 30,434    100.0%

Cost of revenues:
  Labor and other operating expenses      6,935    54.0%        6,186   58.9%        19,766    58.2%        18,255     60.0%
  Depreciation, depletion
     and amortization                     1,527    11.9%        1,571   15.0%         4,573    13.5%         4,622     15.2%
                                       -----------------     ----------------      -----------------      ------------------
                                          8,462    65.9%        7,757   73.9%        24,339    71.7%        22,877     75.2%
                                       -----------------     ----------------      -----------------      ------------------

GROSS PROFIT                              4,387    34.1%        2,739   26.1%         9,595    28.3%         7,557     24.8%

  Selling, general and
       administrative expenses            1,188     9.2%          983    9.3%         3,235     9.6%         2,956      9.7%
                                       -----------------     ----------------      -----------------      ------------------

OPERATING PROFIT                          3,199    24.9%        1,756   16.8%         6,360    18.7%         4,601     15.1%
                                       -----------------     ----------------      -----------------      ------------------

  Other expenses (income):
    Interest expense                      1,256     9.8%        1,072   10.2%         3,315     9.8%         3,287     10.8%
    Other expense (income), net               3     0.0%           (2)  (0.0)%         (708)   (2.1)%          571      1.9%
                                       -----------------     ----------------      -----------------      ------------------
                                          1,259     9.8%        1,070   10.2%         2,607     7.7%         3,858     12.7%
                                       -----------------     ----------------      -----------------      ------------------

INCOME BEFORE INCOME TAXES                1,940    15.1%          686    6.6%         3,753    11.0%           743      2.4%
                                       -----------------     ----------------      -----------------      ------------------

  Income tax expense                        298     2.3%          101    1.0%           570     1.6%           112      0.3%
                                       -----------------     ----------------      -----------------      ------------------

NET INCOME                             $  1,642    12.8%     $    585    5.6%      $  3,183     9.4%      $    631      2.1%
                                       =================     ================      =================      ==================

INCOME PER SHARE OF COMMON STOCK:
    Basic                              $   0.28              $   0.10              $   0.55               $   0.11
    Diluted                            $   0.28              $   0.10              $   0.55               $   0.11


     See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)
(Unaudited)

                                                                       SEPTEMBER 30,
                                                                  ---------------------
                                                                    2003          2002
                                                                  --------       ------
OPERATING ACTIVITIES:
  Net income                                                      $  3,183          631
  Adjustments to reconcile net income to net cash
     provided by operations:

     Depreciation, depletion and amortization                        4,756        4,828
     Amortization of financing costs                                   236          172
     Deferred taxes                                                    258           --
     Loss on sale of assets                                             40            5
     Changes in operating assets and liabilities:
       Trade receivables, net                                       (2,766)      (1,233)
       Inventories                                                     399        1,018
       Prepaid expenses and other current assets                      (346)         610
       Other assets, net                                              (416)         (32)
       Accounts payable and accrued expenses                         1,271         (101)
       Other liabilities                                               153          (92)
                                                                  --------       ------
     Total adjustments                                               3,585        5,177
                                                                  --------       ------
     Net cash provided by operations                              $  6,768        5,808

INVESTING ACTIVITIES:
  Purchase of property, plant and equipment                       $ (5,074)      (2,913)
  Proceeds from sale of property, plant and equipment                    6           77
                                                                  --------       ------
  Net cash used in investing activities                           $ (5,068)      (2,836)

FINANCING ACTIVITIES:
  Payment of common stock dividends                               $   (290)        (439)
  Proceeds from borrowings, net                                     15,626        1,750
  Repayment of debt                                                 (5,901)      (4,350)
                                                                  --------       ------
  Net cash provided (used) by financing activities                $  9,435       (3,039)
                                                                  --------       ------
  Net increase in cash and cash equivalents                         11,135          (67)
     Cash and cash equivalents at beginning of period                  226          606
                                                                  --------       ------
     Cash and cash equivalents at end of period                   $ 11,361          539
                                                                  ========       ======

  Supplemental cash flow information:
     Interest paid                                                $  3,138        3,115

     Income taxes paid, net                                       $     76          443


     See accompanying notes to condensed consolidated financial statements.

              UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

1.   Basis of Presentation


         Presentation. The condensed consolidated financial statements included herein have been prepared by the Company without independent audit. In the opinion of the Company's management, all adjustments of a normal and recurring nature necessary to present fairly the financial position, results of operations and cash flows for the periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the period ended December 31, 2002. The results of operations for the three-month and nine-month periods ended September 30, 2003 are not necessarily indicative of operating results for the full year.

         Stock-based Compensation. The Company accounts for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Stock-based compensation expense associated with option grants was not recognized in the net income for the nine-month periods ended September 30, 2003 and 2002, as all options granted have had exercise prices equal to the market value of the underlying common stock on the dates of grant. The following table illustrates the effect on net income and income per common share if the Company had applied the fair-value-based recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation:

                                                                  FOR THE THREE MONTHS ENDED     FOR THE NINE MONTHS ENDED
                                                                        SEPTEMBER 30,                  SEPTEMBER 30,
                                                                  --------------------------     -------------------------
                                                                    2003             2002          2003           2002
                                                                  --------         --------      --------       --------
Net income as reported                                            $  1,642            585         3,179            631

Stock-based employee compensation expense
  determined under fair-value-based method
  for all awards, net of related tax effects                            (9)            --           (25)           (33)
                                                                  --------            ---         -----            ---
Pro forma net income                                              $  1,633            585         3,154            598
                                                                  ========            ===         =====            ===

Basic and diluted income per common share,
  as reported                                                     $   0.28           0.10          0.55           0.11
Pro forma basic and diluted income per
  common share                                                    $   0.28           0.10          0.54           0.10

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

         Recoveries are being recognized in the quarters in which the recoveries are realized, and the costs of the Company's special investigation, the Company's cooperation with the SEC, Nasdaq, and criminal authorities in their investigations and the Company's ongoing recovery efforts are being expensed as incurred. During the first nine months 2003, the Company recorded recoveries of $783,000 ($0.14 per share), net of income taxes ($921,000 gross), and embezzlement-related costs of $172,000 ($0.03 per share), net of income tax benefits ($202,000 gross), compared to embezzlement-related costs of $546,000 ($0.09 per share), net of income tax benefits ($642,000 gross), in the first nine months 2002.

3.   Inventories

    Inventories consisted of the following at:
        (In thousands of dollars)               SEPTEMBER 30,    DECEMBER 31,
                                                    2003            2002
                                                   ------          ------
          Lime and limestone inventories:
            Raw materials                          $1,631          $1,704
            Finished goods                            518             942
                                                   ------          ------
                                                    2,149           2,646
            Parts inventories                       2,234           2,136
                                                   ------          ------
             Total inventories                     $4,383          $4,782
                                                   ======          ======

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

         On March 3, 2003, the Company entered into a Loan and Security Agreement with another bank for a $5,000,000 revolving credit facility to replace the prior facility. In addition, the Company obtained a new $2,000,000 equipment line of credit (available for financing or leasing large mobile equipment used in its operations) from the same bank. The new revolving credit facility is secured by the Company's accounts receivable and inventories, provides for an interest rate of LIBOR plus 2.75%, and matures on March 1, 2004. As of September 30, 2003, the Company had no outstanding balance on the revolving credit facility. The outstanding balance of the revolving credit facility was repaid in full on August 5, 2003 with proceeds from the private placement discussed below, and the Loan and Security Agreement was amended to allow the revolving credit facility to be increased to $6,000,000 at the Company's option. The average interest rate for the revolving credit facilities for the outstanding balances in 2003 was 4.04%. As of October 31, 2003, the Company had entered into approximately $1,100,000 of operating leases for mobile equipment under the $2,000,000 equipment line.

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

         On August 5, 2003, the Company sold $14,000,000 of unsecured Subordinated Notes (the "Sub Notes") in a private placement under Section 4(2) of the Securities Act of 1933 to three accredited investors, one of which is an affiliate of Inberdon Enterprises Ltd., the Company's majority shareholder, and another of which is an affiliate of Robert S. Beall, who owns approximately 11% of the Company's outstanding shares. The Company believes that the terms of the private placement are more favorable to the Company than the proposals previously received. Frost provided an opinion to the Company's Board of Directors that, from a financial point of view, the private placement was fair to the unaffiliated holders of the Company's common stock in relation to other potential subordinated debt transactions currently available to the Company. The Company paid Frost an aggregate of $381,000 for its advice, placement services and opinion.

         The net proceeds of approximately $13,425,000 from the private placement will be used to fund the Phase II expansion of the Company's Arkansas facilities. Terms of the Sub Notes include: a maturity date of August 5, 2008, subject to acceleration upon a change in control; no mandatory principal payments prior to maturity; an interest rate of 14% (12% paid in cash and 2% paid in cash or in kind at the Company's option); and, except as discussed below, no optional prepayment prior to August 5, 2005 and a 4% prepayment penalty if repaid before maturity. The terms of the Sub Notes are identical to one another, except that the Sub Note for the affiliate of Inberdon Enterprises Ltd. does not prohibit prepayment prior to August 5, 2005 and does not require a prepayment penalty if repaid before maturity, resulting in a weighted average prepayment penalty of approximately 2.4% if the Sub Notes are repaid before maturity. The Sub Notes include covenants similar to the covenants for the Loan.

         The private placement also included six-year detachable warrants, providing the Sub Note investors the right to purchase an aggregate of 162,000 shares of the Company's common stock, at 110% of the average closing price of one share of common stock for the trailing 30 trading days prior to closing, or $3.84. After August 5, 2008, or upon an earlier change in control, the investors may require the Company to repurchase any or all shares acquired through exercise of the warrants (the "Warrant Shares"). The repurchase price for each Warrant Share will equal the average closing price of one share of the Company's common stock for the 30 trading days preceding the date the Warrant Shares are put back to the Company. Changes in the repurchase price for each Warrant Share are accreted or decreted over the five year period from the date of issuance to August 5, 2008. The investors are also entitled to certain registration rights for the resale of their Warrant Shares.

         As a result of certain negotiations with the Company's existing bank lenders, the Loan and the revolving credit facility were amended to approve the terms of the Sub Notes. As part of these amendments, the Company is prohibited from paying any dividends in cash through June 30, 2005 without the prior written consent of the bank lenders.

         A summary of outstanding debt at the dates indicated is as follows:
            (In thousands of dollars)


                                  SEPTEMBER 30,   DECEMBER 31,
                                     2003            2002
                                   -------          ------
Term loan                          $38,333          40,833
Sub Notes                           14,000              --
Revolving credit facility               --           1,200
                                   -------          ------
     Subtotal                       52,333          42,033
Less current installments            3,333           4,533
                                   -------          ------
Debt, excluding current
     installments                  $49,000          37,500
                                   =======          ======


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

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operations was $6,768,000 for the nine months ended September 30, 2003, compared to $5,808,000 for the nine months ended September 30, 2002. The $960,000 increase resulted from the $2,552,000 increase in net income in the 2003 period compared to the same period in 2002, partially offset by changes in working capital. The most significant working capital change was a $2,766,000 increase in trade receivables, net in the first nine months 2003, compared to a $1,233,000 increase in the comparable 2002 period due to increased sales.

     The Company invested $5,074,000 in capital expenditures in the first nine months 2003, $2,064,000 of which related to the Phase II expansion of the Company's Arkansas facilities, compared to $2,913,000 in the same period last year.

     Net cash provided by financing activities was $9,435,000 in the first nine months 2003, primarily from net proceeds of approximately $13,425,000 from the private placement discussed below and $2,201,000 of draws on the Company's revolving credit facility, partially offset by $3,401,000 repayment in full of the revolving credit facility, $2,500,000 repayment of debt and $290,000 payment of cash dividends. Financing activities used $3,039,000 net cash in the first nine months 2002, primarily for $4,350,000 repayment of debt and $439,000 payment of cash dividends, partially offset by $1,750,000 of draws on the Company's revolving credit facility.

     On March 3, 2003, the Company entered into a Loan and Security Agreement with another bank for a new $5,000,000 revolving credit facility to replace the prior facility. In addition, the Company obtained a new $2,000,000 equipment line of credit (available for financing or leasing large mobile equipment used in its operations) from the same bank. The new revolving credit facility is secured by the Company's accounts receivable and inventories, provides for an interest rate of LIBOR plus 2.75%, and matures on March 1, 2004. As of September 30, 2003, the Company had no outstanding balance on the revolving credit facility. The outstanding balance of the revolving credit facility was repaid in full on August 5, 2003 with proceeds from the private placement discussed below, and the Loan and Security Agreement was amended to allow the revolving credit facility to be increased to $6,000,000 at the Company's option. The average interest rate for the revolving credit facilities for the outstanding balances in 2003 was 4.04%. As of October 31, 2003, the Company had entered into approximately $1,100,000 of operating leases for mobile equipment under the new $2,000,000 equipment line. The Company believes that funds generated from operations, amounts available under the revolving credit facility and funds from the private placement will be sufficient to meet the Company's liquidity and ongoing capital needs for the year and to complete the Arkansas Phase II expansion project.

     In April 2003, the Company engaged Frost Securities, Inc. ("Frost") to advise it on possible financing alternatives for the Phase II expansion of the Company's Arkansas facilities. Frost contacted potential sources of financing and obtained several term sheet proposals for a subordinated debt placement from outside investors. In conjunction with the review of the proposals and further negotiations, Frost and the Company renewed discussions with the Company's two largest shareholders and a third party to determine whether they would be interested in the investment on terms more favorable to the Company than those currently available from other potential outside investors. The Company paid Frost an aggregate of $381,000 for its advice, placement services and opinion.

     On August 5, 2003, the Company sold $14,000,000 of unsecured Subordinated Notes (the "Sub Notes") in a private placement under Section 4(2) of the Securities Act of 1933 to three accredited investors, one of which is an affiliate of Inberdon Enterprises Ltd., the Company's majority shareholder, and another of which is an affiliate of Robert S. Beall, who owns approximately 11% of the Company's outstanding shares. The Company believes that the terms of the private placement are more favorable to the Company than the proposals previously received. Frost provided an opinion to the Company's Board of Directors that, from a financial point of view, the private placement was fair to the unaffiliated holders of the Company's common stock in relation to other potential subordinated debt transactions currently available to the Company.

     The net proceeds of approximately $13,425,000 from the private placement will be used to fund the Phase II expansion of the Company's Arkansas facilities. Terms of the Sub Notes include: a maturity date of August 5, 2008, subject to acceleration upon a change in control; no mandatory principal payments prior to maturity; an interest rate of 14% (12% paid in cash and 2% paid in cash or in kind at the Company's option); and, except as discussed below, no optional prepayment prior to August 5, 2005 and a 4% prepayment penalty if repaid before maturity. The terms of the Sub Notes are identical to one another, except that the Sub Note for the affiliate of Inberdon Enterprises Ltd. does not prohibit prepayment prior to August 5, 2005 and does not require a prepayment penalty if repaid before maturity, resulting in a weighted average prepayment penalty of approximately 2.4% if the Sub

Notes are repaid before maturity. The Sub Notes include covenants similar to the covenants for the Loan.

     The private placement also included six-year detachable warrants, providing the Sub Note investors the right to purchase an aggregate of 162,000 shares of the Company's common stock, at 110% of the average closing price of one share of common stock for the trailing 30 trading days prior to closing, or $3.84. After August 5, 2008, or upon an earlier change in control, the investors may require the Company to repurchase any or all shares acquired through exercise of the warrants (the "Warrant Shares"). The repurchase price for each Warrant Share will equal the average closing price of one share of the Company's common stock for the 30 trading days preceding the date the Warrant Shares are put back to the Company. Changes in the repurchase price for each Warrant Share are accreted or decreted over the five year period from the date of issuance to August 5, 2008. The investors are also entitled to certain registration rights for the resale of their Warrant Shares.

     As a result of certain negotiations with the Company's existing bank lenders, the Loan and the revolving credit facility were amended to approve the terms of the Sub Notes. As part of these amendments, the Company is prohibited from paying any dividends in cash through June 30, 2005 without the prior written consent of the bank lenders.

     The Arkansas modernization and expansion project began in the fourth quarter 1999 and was scheduled to be completed in two phases. Phase I involved the redevelopment of the quarry plant, rebuilding of the railroad to standard gauge, the purchase of a facility to establish an out-of-state terminal in Shreveport, Louisiana, the installation of a rotary kiln with preheater and increased product storage and loading capacity. The kiln in Phase I produced its first lime in the fourth quarter 2000. The Company completed Phase I in the second quarter 2001.

     The total cost of Phase I was approximately $33,000,000. The $33,000,000 includes approximately $1,800,000 of costs associated with the pre-building of certain facilities for Phase II of the Arkansas project and the purchase of, but not all of the improvements to, the out-of-state terminal in Shreveport, Louisiana. The estimated additional cost to complete Phase II is approximately $16,000,000. The Company is financing the completion of the Phase II expansion principally through the net proceeds of the August 5, 2003 private placement.

     The Phase II expansion will double the Arkansas plant's quicklime production capacity through the installation of a second kiln system substantially identical to the kiln system built in Phase I. The plans for Phase II currently include the completion of the out-of-state terminal in Shreveport, Louisiana for distribution of the Company's products. Construction of the second kiln system commenced in the third quarter 2003 and is currently expected to be completed in the first half 2004.

     The Company is not contractually committed to any planned capital expenditures until actual orders are placed for equipment. As of September 30, 2003, the Company had open orders of approximately $9,500,000 related to the Phase II expansion.

     As of September 30, 2003, the Company had $52,333,000 in total debt outstanding.

RESULTS OF OPERATIONS

     Revenues increased to $12,849,000 in the third quarter 2003 from $10,496,000 in the third quarter 2002, an increase of $2,353,000, or 22.4%. In the first nine months 2003, revenues increased $3,500,000 to $33,934,000 from $30,434,000 in the first nine months 2002, an increase of 11.5%. The increases in revenues for the third quarter and first nine months 2003 primarily resulted from increased lime and pulverized limestone ("PLS") sales at the Company's Texas and Colorado plants.

      The Company's gross profit was $4,387,000 for the third quarter 2003, compared to $2,739,000 for the second quarter 2002, a 60.2% increase. Gross profit margin as a percentage of revenues and gross profit increased in the 2003 quarter compared to the 2002 quarter. These increases are primarily due to the resolution of the operational problems at the Company's Texas plant that occurred during the third quarter 2002 which resulted in reduced lime production in the 2002 quarter and increased PLS sales volume during the third quarter 2003.

     For the first nine months 2003, the Company's gross profit was $9,595,000, compared to $7,557,000 for the comparable 2002 period, a 27.0% increase. Gross profit margin as a percentage of revenues and gross profit increased in the first nine months 2003 compared to the same period last year, primarily due to the resolution of the operational problems at the Company's Texas plant that occurred during the second and third quarter 2002 and the increase in PLS sales volume. These improvements were partially offset in 2003 by increased natural gas costs and a winter ice storm in Texas that caused the loss of approximately two days of sales and a natural gas curtailment to the Company's Texas plant that resulted in reduced production levels during the first quarter 2003. The total negative price variance for natural gas in the first nine months 2003 was approximately $800,000 compared to the first nine months 2002, partially offset by natural gas surcharges on PLS products implemented by the Company in early March 2003. Since that time, the surcharges have offset most of the increased natural gas costs.

      Although natural gas prices have declined from their highs during the first quarter 2003, they continue to exceed 2002 price levels. The Company expects natural gas prices to remain higher than in the previous year. Therefore, the Company intends to continue the natural gas surcharges on PLS products in a continued effort to offset most of the increased costs.

      Selling, general and administrative expenses ("SG&A") increased by $205,000, or 20.9%, to $1,188,000 in the third quarter 2003, compared to $983,000 in the third quarter 2002. As a percentage of sales, SG&A declined to 9.2% in the third quarter 2003 from 9.4% in the comparable 2002 quarter. SG&A increased by $279,000, or 9.4%, to $3,235,000 in the first nine months 2003, as compared to $2,956,000 in the comparable 2002 period. As a percentage of sales, SG&A declined to 9.5% in the first nine months 2003 from 9.7% in 2002. The increases for the third quarter and first nine months 2003 were primarily attributable to increases in insurance costs, salaries and employee benefits.

      Interest expense in the third quarter 2003 increased $184,000, or 17.2%, to $1,256,000, compared to $1,072,000 in the third quarter 2002. Interest expense in the first nine months 2003 increased $28,000, or 0.9%, to $3,315,000, compared to $3,287,000 in the first nine months 2002. The increase in interest expense in 2003 primarily resulted from the private placement of the Sub Notes partially offset by $3,333,000 in repayments on the Loan over the last 12 months. Approximately $59,000 of interest was capitalized in the third quarter 2003 as part of the Arkansas Phase II expansion project.

     Other, net was $3,000 expense in the third quarter 2003, compared to $2,000 income in the third quarter 2002. Other, net was $708,000 income in the first nine months 2003, as compared to $571,000 expense in the comparable 2002 period. Other, net in the nine month 2003 period consisted of interest, other income and $921,000 of embezzlement-related recoveries, partially offset by $202,000 of embezzlement-related costs. In the first nine months 2002, $642,000 of embezzlement-related costs was the primary other expense, partially offset by interest and other income.

     The Company's net income increased $1,057,000 to $1,642,000 ($0.28 per share) during the third quarter 2003, compared to net income of $585,000 ($0.10 per share) during the third quarter 2002.

     For the first nine months 2003, the Company reported net income of $3,183,000 ($0.55 per share), an increase of $2,552,000 compared to net income of $631,000 ($0.11 per share) during the comparable 2002 period.

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


PART II. OTHER INFORMATION

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

     The information required by this Item is set forth in Part I, Item 2:
Management's Discussion and Analysis of Financial Condition and Results of Operations, under the caption "Liquidity and Capital Resources," and is hereby incorporated by reference in response to this Item.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

     a.  Exhibits:

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

                                            UNITED STATES LIME & MINERALS, INC.


         November 3, 2003                   By: /s/ Timothy W. Byrne
                                                --------------------------------
                                                Timothy W. Byrne
                                                President and Chief Executive
                                                Officer
                                                (Principal Executive Officer)


          November 3, 2003                  By: /s/ M. Michael Owens
                                                --------------------------------
                                                M. Michael Owens
                                                Vice President and Chief
                                                Financial Officer
                                                (Principal Financial and
                                                Accounting Officer)

                       UNITED STATES LIME & MINERALS, INC.

                          Quarterly Report on Form 10-Q
                                  Quarter Ended
                               September 30, 2003

                                Index to Exhibits

EXHIBIT
NUMBER        DESCRIPTION
-------       -----------
31.1          Section 302 Certification by the Chief Executive Officer.

31.2          Section 302 Certification by the Chief Financial Officer.

32.1          Section 906 Certification by the Chief Executive Officer.

32.2          Section 906 Certification by the Chief Financial Officer.