Form 10-K
period 2003-12-31
UNITED STATES LIME & MINERALS INC
filed 2004-03-30
CIK 82020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-K

     (Mark One)

(X)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-4197

United States Lime & Minerals, Inc.

(Exact name of Registrant as specified in its charter)

Texas	75-0789226

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

13800 Montfort Drive, Suite 330, Dallas, Texas	75240

(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (972) 991-8400

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Each Exchange on
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

Yes (X) No (  )

     Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [  ]

     Indicate by check mark whether the registrant is an accelerated filer (as deby Rule 12b-2 of the Act).

Yes (  ) No (X)

     The aggregate market value of Common Stock held by non-affiliates computed as of the last business day of the Registrant’s quarter ended June 30, 2003: $5,773,268.

     Number of shares of Common Stock outstanding as of March 26, 2003: 5,822,596.

DOCUMENTS INCORPORATED BY REFERENCE

     Part III incorporates information by reference from the Registrant’s definitive Proxy Statement to be filed for its 2004 Annual Meeting of Shareholders. Part IV incorporates certain exhibits by reference from the Registrant’s previous filings.

ii

		PAGE
PART III		18
ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY	18
ITEM 11.	EXECUTIVE COMPENSATION	18
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	18
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	18
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	18
PART IV		19
ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K	19
SIGNATURES		23
Amended and Restated Employment Agreement
2nd Amendment to Loan and Security Agreement
Subsidiaries of the Registrant
Consent of Independent Auditors
Rule 13a-14(a)/15d-14(a) Certification by CEO
Rule 13a-14(a)/15d-14(a) Certification by CFO
Section 1350 Certification of CEO
Section 1350 Certification of CFO

iii

PART I

ITEM 1. BUSINESS.

     General. The business of United States Lime & Minerals, Inc. (the “Company” or the “Registrant”), which was incorporated in 1950, is the production and sale of lime and limestone products. The Company extracts high-quality limestone from its quarries and processes it for sale as pulverized limestone, quicklime and hydrated lime. These operations were conducted throughout 2003 by three wholly-owned subsidiaries of the Company: Arkansas Lime Company, Colorado Lime Company and Texas Lime Company.

     The Company’s principal corporate office is located at 13800 Montfort Drive, Suite 330, Dallas, Texas 75240. The Company’s telephone number is (972) 991-8400, and its internet address is www.uslm.com. The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act are available free of charge on or through the Company’s website as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the Securities and Exchange Commission.

     Business and Products. The Company extracts high-quality limestone from its quarries and then processes it for sale as pulverized limestone, quicklime and hydrated lime. Pulverized limestone (also referred to as ground calcium carbonate) is a dried product ground to granular and finer sizes. Quicklime (calcium oxide) is produced by heating limestone to very high temperatures in kilns in a process called calcination. Hydrated lime (calcium hydroxide) is produced by reacting quicklime with water in a controlled process to produce a dry, white powder.

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

     Product Sales. In 2003, the Company sold most of its products in the states of Arkansas, Colorado, Kansas, Louisiana, Mississippi, New Mexico, Oklahoma, Tennessee and Texas. Sales are made primarily by the Company’s seven sales employees who call on potential customers and solicit orders which are generally made on a purchase-order basis. The Company also receives orders in response to bids that it prepares and submits to potential customers.

     Principal customers for the Company’s lime and limestone products are highway, street and parking lot contractors, chemical producers, paper manufacturers, roofing shingle manufacturers, steel producers, glass manufacturers, municipal sanitation and water treatment facilities, poultry and cattle feed producers, governmental agencies and electrical utility companies.

     Approximately 650 customers accounted for the Company’s sales of lime and limestone products during 2003. No single customer accounted for more than 10% of such sales. The Company is generally not subject to significant customer risks as its customers are considerably diversified as to geographic location and industrial concentration. However, given the nature of the lime and limestone industry, the Company’s profits are very sensitive to changes in sales volume.

     Lime and limestone products are transported by truck and rail to customers generally within a radius of 400 miles of each of the Company’s processing plants. All of the Company’s sales are made within the United States.

     Order Backlog. The Company does not believe that backlog information accurately reflects anticipated annual revenues or profitability from year to year.

     Seasonality. The Company’s sales have historically reflected seasonal trends, with the largest percentage of total annual revenues being realized in the second and third quarters. Lower seasonal demand normally results in reduced shipments and revenues in the first and fourth quarters. Inclement weather conditions generally have a negative impact on the demand for lime and limestone products supplied to construction related customers, as well as on the Company’s open-pit mining operations.

     Limestone Reserves. The Company has two subsidiaries that extract limestone from open-pit quarries: Texas Lime Company, which is located 14 miles from Cleburne, Texas, and Arkansas Lime Company, which is located near Batesville, Arkansas. A third subsidiary, Colorado Lime Company, owns limestone resources at Monarch Pass located 15 miles west of Salida, Colorado. No mining took place on the Colorado property in 2003. Existing crushed stone stockpiles on the property were used to provide feedstock to the plant in Salida. Access to all locations is provided by paved roads.

     Texas Lime Company operates upon a tract of land containing approximately 470 acres, including the Cleburne Quarry. The Company owns approximately 2,700 acres adjacent to the quarry. Both the quarry and the adjacent land contain known high-quality limestone reserves in a bed averaging 28 feet in thickness, with an overburden that ranges from 0 to 50 feet. The Company also has mineral interests in approximately 560 acres of land adjacent to the northwest boundary of the Company’s property. The calculated reserves, as of December 31, 2003, were approximately 36,000,000 tons of proven reserves plus approximately 91,000,000 tons of probable reserves. Assuming the current level of production is maintained, the Company estimates that these reserves are sufficient to sustain operations for approximately 90 years.

     Arkansas Lime Company operates the Batesville Quarry and has hydrated lime and limestone production facilities on a second site linked to the quarry by its own standard-gauge railroad. The active quarry operations cover approximately 725 acres of land containing a known deposit of high-quality limestone. The average thickness of the high-quality limestone deposit is approximately 70 feet, with an average overburden thickness of 35 feet. The Company also owns approximately 325 additional acres containing additional high-quality limestone deposits adjacent to the present quarry but separated from it by a public highway. The average thickness of this second high-quality limestone deposit is approximately 55 feet, with an average overburden of 20 feet. The calculated reserves, as of December 31, 2003, were approximately 20,000,000 tons of proven reserves plus an additional 33,500,000 tons of probable reserves. Assuming the projected levels of production after completion of the Phase II modernization and expansion, the Company estimates that reserves are sufficient to sustain operations for approximately 45 years.

     Colorado Lime Company acquired the Monarch Pass Quarry in November 1995 and has not carried out any mining on the property. A review of the potential limestone resources has been completed by independent geologists; however, the Company has not initiated a drilling program. Consequently, it is not possible to identify and categorize reserves. The Monarch Pass Quarry, which had been operated for many years until its closure in the early nineties, contains a mixture of limestone types, including high-quality calcium limestone and dolomite. The Company expects to continue to utilize remaining crushed stone stockpiles on the property to supply its processing plant in nearby Salida.

     Mining. The Company extracts limestone by the open-pit method at its Arkansas and Texas quarries. Monarch Pass is also an open-pit quarry, but is not being mined at this time. The open-pit method consists of removing any overburden comprising soil, trees and other substances, including inferior limestone, and then extracting the exposed high-quality limestone. Open-pit mining is generally less expensive than underground mining. The principal disadvantage of the open-pit method is that operations are subject to inclement weather. The limestone is extracted by drilling and blasting utilizing standard mining equipment. After extraction, limestone is crushed, screened and ground in the case of pulverized limestone, or further processed in kilns and hydrators in the case of quicklime and hydrated lime, before shipment. The Company has no knowledge of any recent changes in the physical quarrying conditions on any of its properties which have materially affected its mining operations, and no such changes are anticipated.

     Plants and Facilities. The Company produces lime and/or limestone products at three plants:

     The Cleburne, Texas plant has an annual capacity of approximately 470,000 tons of quicklime from three rotary kilns. The plant also has pulverized limestone equipment which has the annual capacity to produce approximately 1,000,000 tons, depending on the product mix. In addition to the Cleburne plant, the Company owns a dormant plant which is located near Blum, Texas on a tract of land covering approximately 524 acres. The Blum plant was acquired in 1989, and its kilns have not been operated since that time. The Company has no plans to operate the kilns at this facility.

     The Arkansas plant is situated at the Batesville Quarry. The plant’s limestone and hydrate facilities are situated on a tract of 290 acres located approximately two miles from the Batesville Quarry to which it is connected by a Company-owned standard-gauge railroad. Utilizing two rotary kilns, including a new kiln completed in the first quarter 2004, this plant has an annual capacity of approximately 420,000 tons of quicklime. The plant also has two grinding systems which, depending on the product mix, have the capacity to produce 400,000 tons of pulverized limestone annually.

     In 1999, the Company commenced a modernization and expansion of the Arkansas facility, to be completed in two phases, which was designed to expand production and improve quality and service, enabling Arkansas Lime Company to compete for new accounts and for the accounts of former customers lost due to quality and service issues. Prior to the modernization and expansion, Arkansas Lime Company had lost various accounts due to poor product quality and service from the now retired vertical lime kilns which were installed in the 1920’s.

     Phase I, which was completed in the second quarter 2001, involved the redevelopment of the quarry plant, rebuilding of the railroad to standard-gauge, purchase of a facility to establish an out-of-state terminal in Shreveport, Louisiana, installation of a new rotary kiln with preheater and additional product storage and loading capacity. Completion of Phase I provided the Company with modern quarry and lime manufacturing facilities.

     The Phase II expansion includes the installation of a second preheater rotary kiln and additional storage capacity substantially identical to the kiln system built in Phase I. Construction of the second kiln system commenced in the third quarter 2003 and is substantially completed as of the date of this report.

     The plans for Phase II also include refurbishing the distribution terminal in Shreveport, Louisiana, which is connected to a railroad, to provide lime storage and distribution capacity to service markets in Louisiana and East Texas. This terminal is currently expected to be refurbished during 2004.

     The Company maintains lime hydrating equipment and limestone drying and pulverizing equipment at both the Texas and Arkansas plants. Storage facilities for lime and pulverized limestone products at each plant consist primarily of cylindrical tanks, which are considered by the Company to be adequate to protect its lime and limestone products and to provide an available supply for customers’ needs at the existing volume of shipments. Equipment is maintained at each plant to load trucks, and at the Arkansas and Blum plants to load railroad cars.

     Colorado Lime Company operates a limestone drying, grinding and bagging facility, with an annual capacity of approximately 50,000 tons, on 8 acres of land in Salida, Colorado. The property is leased from the Union Pacific Railroad for a term of 5 years, commencing June 1999, with renewal options for a further 10 years. This plant’s facilities also include a small rotary lime kiln which is permitted for operation but is presently dormant. A mobile stone crushing and screening plant is also situated at the Monarch Pass Quarry, to produce agricultural grade limestone, with an annual capacity of up to 40,000 tons.

     The Company believes that its processing plants are adequately maintained and insured. Both the Texas and Arkansas plants have recently been modernized and expanded. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition.”

     Employees. The Company employed, at December 31, 2003, 201 persons, 23 of whom are engaged in administrative and management activities and seven of whom are engaged in sales activities. Of the Company’s 171 production employees, 115 are covered by two collective bargaining agreements. The agreement for the Arkansas facility expires in January 2005, and the agreement for the Texas facility expires in November 2005.

     Competition. The lime industry is highly regionalized and competitive, with quality, price, ability to meet customer demand, proximity to customers, personal relationships and timeliness of deliveries being the prime competitive factors. The Company’s competitors are predominantly private companies.

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

     Producers tend to be concentrated on known limestone formations where competition takes place on a local basis. The industry as a whole has expanded its customer base and, while the steel industry is still the largest market sector, it also counts environmental-related users, chemical users and industrial users, including pulp and paper producers and road builders, among its major customers.

     There is a continuing trend of consolidation in the lime and limestone industry, with the three largest lime companies now accounting for more than two-thirds of North American lime capacity. In addition to the consolidations, and often in conjunction with them, many lime producers have undergone modernization and expansion projects to upgrade their processing equipment in an effort to improve operating efficiency. The Company’s Texas and Arkansas modernization and expansion projects should allow it to continue to remain competitive, protect its markets and position itself for the future. In addition, the Company will continue to evaluate external opportunities for expansion. However, the Company may have to revise its strategy, or otherwise find ways to enhance the value of the Company, including entering into strategic partnerships, mergers, or other transactions.

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

     The Company’s operations are subject to various federal, state, and local laws and regulations relating to the environment, health and safety, and other regulatory matters including the Clear Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, and the Comprehensive Environmental Response, Compensation, and Liability Act, as well as the Toxic Substances Control Act (“Environmental Laws”). These Environmental Laws grant the United States Environmental Protection Agency (“EPA”) and state governmental agencies the authority to promulgate regulations that could result in substantial expenditures on pollution control and waste management. The rate of change of Environmental Laws has been rapid over the last decade, and compliance can require significant expenditures. For example, federal legislation required Texas Lime Company and Arkansas Lime Company to apply for “Title V” operating permits that have significant ongoing compliance monitoring costs. In addition to the Title V permits, other environmental operating permits are required for the Company’s operations, and such permits are subject to modification, renewal and revocation. Also, raw materials and fuels used to manufacture lime and calcium contain chemicals and compounds, such as trace metals, that may be classified as hazardous substances. The EPA implemented the Lime MACT regulations in December 2003 to control emissions of hazardous air pollutants from lime plants. Existing plants must determine how the rules apply, then develop and implement a plan to be in compliance by December 2007. The MACT regulations will require additional reporting until the plan is developed and implemented and compliance is demonstrated. The Department of Energy (“DOE”) has commitments from industry to reduce the production of greenhouse gases, such as carbon dioxide. The production of carbon dioxide is inherent in the manufacture of lime and other products, such as cement. Although the DOE’s current efforts to decrease greenhouse gas emissions are voluntary, there is no assurance that a change in the law will not be adopted that would have a material adverse effect on our financial condition, results of operations, cash flows or competitive position.

     In part in response to requirements of environmental regulatory agencies, the Company incurred capital expenditures related to environmental activities of approximately $400,000 in 2003 and $225,000 in 2002. The Company’s recurring costs associated with managing and disposing of potentially hazardous substances (such as fuels and lubricants used in operations) and maintaining pollution control equipment amounted to approximately $400,000 in 2003 and $350,000 in 2002. The Company has not been named as a potentially responsible party in any federal superfund cleanup site or state-lead cleanup site.

ITEM 2. PROPERTIES.

     Reference is made to Item 1 of this Report for a description of the properties of the Company, and such description is hereby incorporated by reference in answer to this Item 2. As discussed in Note 3 of Notes to Consolidated Financial Statements, the Company’s plant facilities and mineral reserves are subject to encumbrances to secure the Company’s loans.

ITEM 3. LEGAL PROCEEDINGS.

     Information regarding legal proceedings is set forth in Note 8 of Notes to Consolidated Financial Statements and is hereby incorporated by reference in answer to this Item 3.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Company did not submit any matters to a vote of security holders during the fourth quarter 2003.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company’s common stock is quoted on the Nasdaq National Market® under the symbol “USLM.” As of March 26, 2004, the Company had approximately 500 stockholders of record.

     As of March 26, 2004, the Company had 500,000 shares of $5.00 par value preferred stock authorized; however, none has been issued.

     Effective as of August 5, 2003, the Company is prohibited from paying any dividends in cash through June 30, 2005 without the prior written consent of the Company’s bank lenders. The Company does not intend to request such consent.

     The low and high sales prices for the Company’s common stock, as well as dividends declared on the common stock, for the periods indicated were:

	2003			2002
	Market Price		Dividends	Market Price		Dividends
	Low	High	Declared	Low	High	Declared
First Quarter	$2.82	$4.80	$0.025	$4.50	$5.60	$0.025
Second Quarter	$3.00	$4.00	$0.025	$4.20	$6.00	$0.025
Third Quarter	$3.11	$4.90	—	$3.49	$4.74	$0.025
Fourth Quarter	$4.26	$8.70	—	$3.21	$4.24	$0.025

ITEM 6. SELECTED FINANCIAL DATA.

	(dollars in thousands, except per share amounts)
	2003	2002	2001	2000	1999
Operating results
Revenues	$45,256	39,162	39,753	32,456	31,537
Gross profit	$13,062	9,508	10,465	6,505	9,097
Operating profit	$8,574	5,539	6,390	2,569	5,615
Income (loss) before taxes	$4,804	671	2,189	(820)	3,377
Net income (loss)	$3,860	636	1,773	(635)	2,533
Income (loss) per share of common stock:
Basic and diluted income (loss) per common share	$0.67	0.11	0.32	(0.16)	0.64

	As of December 31,
	2003	2002	2001	2000	1999
Total assets	$99,500	84,519	89,409	93,614	77,688
Long-term debt, excluding current installments	$47,886	37,500	40,833	44,167	42,500
Stockholders’ equity per outstanding common share	$7.22	6.60	6.64	6.97	7.23
Cash dividends per common share	$0.05	0.10	0.10	0.10	0.10
Employees at year end	201	198	200	212	205

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS.

     Any statements contained in this Report that are not statements of historical fact are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements in this Report, including without limitation statements relating to management’s plans, strategies, objectives, expectations, intentions and adequacy of resources, are identified by such words as “will,” “could,” “should,” “believe,” “expect,” “intend,” “plan,” “schedule,” “estimate,” “anticipate” and “project.” We undertake no obligation to publicly update or revise any forward-looking statements. We caution that forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from expectations, including without limitation the following: (i) our plans, strategies, objectives, expectations and intentions are subject to change at any time in our discretion; (ii) our plans and the results of our operations will be affected by our ability to manage our growth; (iii) our ability to meet short-term and long-term liquidity demands, including servicing our debt; (iv) inclement weather conditions; (v) increased fuel costs; (vi) unanticipated delays or additional cost overruns in completing current or planned construction projects; (vii) reduced demand for our products; and (viii) other risks and uncertainties set forth below or indicated from time to time in our filings with the Securities and Exchange Commission.

OVERVIEW.

     We produce and sell pulverized limestone, quicklime and hydrated lime. The principal factors affecting our success are the level of demand for our products, and whether we are able to maintain sufficient production levels and product quality while controlling costs.

     Inclement weather conditions generally reduce the demand for lime and limestone products supplied to construction related customers that account for a significant amount of our revenues. Inclement weather also interferes with our open-pit mining operations and can disrupt our plant production, as in the case of flooding and winter ice storms in Texas in recent years.

     Demand for our products in our market areas is also affected by general economic conditions, the pace of home construction and the demand for steel, as well as the level of governmental funding for highway construction. In recent years, the demand and prices for lime and limestone products have been improving.

     The Transportation Equity Act for the 21st Century (signed into law in l998 and originally scheduled to expire in September 2003) has been extended and continues to provide federal funding for highway construction. New six-year bills have been proposed by Congress and the Administration that would increase the funding levels by 17% to 70%. Due to wide bi-partisan support, a new bill is expected to pass; therefore, we believe there will be a continuing strong level of demand for lime and limestone products used in highway construction for the next few years.

     Our recent modernization and expansion projects in Texas and Arkansas have positioned us to meet the demand for high-quality lime and limestone products in our markets, with our lime out-put capacity nearly doubling since 1998. These projects have also equipped us with up-to-date, fuel-efficient plant facilities, which should result in lower production costs and greater operating efficiencies, thus enhancing our competitive position. In order for our plants to operate at peak efficiency, we must meet operational challenges, such as those that we confronted at Texas in the middle of 2002, that arise from time to time, including bringing new facilities on line as well as operating existing facilities.

     Our primary variable cost is energy. In recent years, we have faced increased natural gas cost. We have been able to mitigate to some degree the adverse impact of those increases by varying the mixes of fuel used in our kilns, and by passing on some of our increased energy costs to our customers through surcharges on certain products. We have not, to date, engaged in any significant hedging activity in an effort to control our energy costs. We have, however, recently entered into forward purchase contracts for natural gas for the winter months, in order to provide greater predictability to this important cost component, and we may do so again in the future.

     We financed our Texas and Arkansas modernization and expansion projects through a combination of working capital, a common stock rights offering to our shareholders and debt financing, including the issuance of $14,000,000 unsecured subordinate notes in August 2003. Given our increased level of debt, we must generate sufficient cash flow to cover ongoing capital and debt service needs. All of our long-term debt becomes due in 2007 and 2008, and we will need to refinance our debt prior to maturity.

     With the second kiln and related storage capacity at Arkansas substantially completed, and the Shreveport, Louisiana distribution terminal currently expected to be refurbished during 2004, we will have completed Phase II of our Arkansas modernization and expansion project. As a result of our Texas and Arkansas projects, our yearly depreciation, depletion and amortization expense included in cost of revenues has increased from $2,788,000 in 1998 to $6,103,000 in 2003. In addition, over that period, our interest expense has increased from $26,000 in 1998 to $4,577,000 in 2003 (excluding $308,000 of interest capitalized in 2003), as the amount of our borrowings has increased.

     In order for us to increase our profitability in the face of these increased fixed costs, we must grow our revenues and cash flow and continue to control our operational and selling, general and administrative expenses, including new corporate governance compliance costs resulting from the Sarbanes Oxley Act of 2002 and associated regulatory requirements. Our new capacity at Arkansas affords us the best opportunity to increase sales.

     We believe that the enhanced production capacity resulting from our modernization and expansion efforts at the Texas and Arkansas plants and the operational strategies that we have implemented will allow us to increase production, improve product quality, better serve existing customers, attract new customers and control our costs. There can be no assurance, however, that demand and prices for our lime and limestone products will remain strong, that we will be successful in selling out our substantial additional new capacity at Arkansas, that our production will not be adversely affected by weather-related or other operational problems, that our results will not be adversely affected by continued increases in energy costs or that we will be able to successfully refinance our long-term debt at acceptable interest rates before it becomes due.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES.

     The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent liabilities, at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions.

     Critical accounting policies are defined as those that are reflective of significant management judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. We believe the following critical accounting policies require the most significant management judgments and estimates used in the preparation of its consolidated financial statements.

     Long-lived assets. We review long-term assets for impairment in accordance with the guidelines of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 requires that, when events or circumstances indicate that the carrying amount of an asset may not be recoverable, we should determine if impairment of value exists. If the estimated undiscounted future net cash flows are less than the carrying amount of the asset, an impairment exists and an impairment loss must be calculated and recorded. If an impairment exists, the impairment loss is calculated based on the excess of the carrying amount of the asset over the asset’s fair value. Any impairment loss is treated as a permanent reduction in the carrying value of the asset.

     Deferred tax assets. We record a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized. We consider future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. In the event that we determine that deferred tax assets would be realizable in the future in excess of the net recorded amount, an adjustment to deferred tax assets would increase income in the period such determination was made. Conversely, should we determine that all or part of the net deferred tax assets would not be realizable in the future, an adjustment to deferred tax assets would be charged to income in the period such determination was made.

     Contingencies. We are party to proceedings, lawsuits and claims arising in the normal course of business relating to environmental, labor, product and other matters. We are required to estimate the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies is made after careful analysis of each individual issue, including coverage under our insurance policies. This determination may change in the future because of new developments.

     Pension plan. We have one noncontributory defined benefit pension plan. All benefits for participants in the plan were frozen as of July 31, 1997. Our costs, credits and funded status for this plan are developed from actuarial valuations. Inherent in these valuations are key assumptions, including discount rates and expected long-term return on plan assets. Future costs, credits and funded status for this plan may change should conditions warrant changes in the assumptions.

RESULTS OF OPERATIONS.

     The following table sets forth selected financial information expressed as a percentage of revenues for the periods indicated:

	Year Ended December 31,
	2003	2002	2001
Revenues	100.0%	100.0%	100.0%
Cost of revenues
Labor and other operating expenses	(57.7)	(60.0)	(58.8)
Depreciation, depletion and amortization	(13.5)	(15.8)	(14.9)

Gross profit	28.8	24.2	26.3
Selling, general and administrative expenses	(9.9)	(10.1)	(10.2)

Operating profit	18.9	14.1	16.1
Other income (expenses):
Interest expense	(10.1)	(11.0)	(9.6)
Other, net	1.8	(1.4)	(1.0)
Federal and state income tax expense	(2.1)	(0.1)	(1.0)

Net income	8.5%	1.6%	4.5%

     Embezzlements. On January 31, 2002, we announced that we had discovered that an employee who had recently left the Company may have improperly diverted Company funds without authorization. Trading in the Company’s common stock on the Nasdaq National Market® (“Nasdaq”) was halted, and the Audit Committee of the Company’s Board of Directors retained outside counsel to conduct a special investigation into the matter. The Audit Committee also retained an independent accounting firm to review our internal controls and to make recommendations for improvement that we implemented. We also contacted the Securities and Exchange Commission (the “SEC”), as well as criminal authorities, and cooperated with the SEC, Nasdaq and criminal authorities with respect to their investigations into this matter.

     The Company’s former Vice President — Finance, Controller, Treasurer and Secretary, Larry Ohms (the “Former VP Finance”), over a period of four years beginning in 1998, embezzled approximately $2,179,000 from the Company. The Former VP Finance voluntarily resigned from the Company on January 22, 2002, approximately one week before we discovered the defalcations. The Former VP Finance has stated that no one else at the Company was involved in perpetrating the embezzlements. From the results of the special investigation and the Former VP Finance’s testimony, we believe this statement to be accurate. In 2002, the Former VP Finance pleaded guilty to one count of wire fraud and one count of making a false statement to the SEC, and on March 24, 2003 was sentenced to a term in federal prison and ordered to pay $2,179,000 in restitution to the Company.

     On March 14, 2002, we received $500,000 in insurance proceeds from our insurance policies covering employee theft. The $500,000 was recorded on the Consolidated Balance Sheet at December 31, 2001 in prepaid expenses and other assets, and recognized in the Consolidated Statement of Operations in other income in the fourth quarter 2001. In addition, we retained counsel for assistance in its efforts to recover the embezzled funds from the Former VP Finance, and to pursue possible civil actions on behalf of the Company against third parties. We filed suit against the Former VP Finance and obtained a judgment against him, including compensatory and punitive damages. The Former VP Finance has claimed not to have any funds.

     Recoveries were recognized in the quarters in which the recoveries were realized, and the costs of our special investigation, cooperation with the SEC, Nasdaq and criminal authorities in their investigations and ongoing recovery efforts were expensed as incurred. During 2003, we recorded recoveries of $777,000, net of income taxes ($971,000 gross), and embezzlement-related costs of $162,000, net of income tax benefits ($202,000 gross), compared to embezzlement-related costs of $648,000, net of income tax benefits ($683,000 gross), in 2002. We do not anticipate any future material embezzlement-related costs or recoveries.

2003 vs. 2002

     Revenues increased to $45,256,000 in 2003 from $39,162,000 in 2002, an increase of $6,094,000, or 15.6%. The increases in revenues for 2003 primarily resulted from increased lime and pulverized limestone (“PLS”) sales at the Texas and Colorado plants.

     Gross profit was $13,062,000 for 2003, compared to $9,508,000 in 2002, a 37.4% increase. Gross profit margin as a percentage of revenues increased to 28.8% in 2003 compared to 24.2% in 2002. These increases are primarily due to the resolution of operational problems at the Texas plant that occurred during the second and third quarter 2002 and the increase in PLS sales volume. These improvements were partially offset in 2003 by increased natural gas costs and a winter ice storm in Texas that caused the loss of approximately two days of sales and a natural gas curtailment to the Texas plant that resulted in reduced production levels during the first quarter 2003. The total negative price variance for natural gas in 2003 compared to 2002 was approximately $900,000, partially offset by natural gas surcharges on PLS products implemented in early March 2003. Since that time, the surcharges have offset most of the increased natural gas costs.

     Although natural gas prices have declined from their highs in the first quarter 2003, they continued to exceed 2002 price levels during the remainder of 2003. We expect natural gas prices to continue to exceed 2002 prices. Therefore, we have recently increased the sales prices on PLS products by amounts approximating the natural gas surcharges.

     Selling, general and administrative expenses (“SG&A”) increased by $519,000, or 13.1%, to $4,488,000 in 2003, compared to $3,969,000 in 2002. As a percentage of sales, SG&A declined to 9.9% in 2003 from 10.1% in 2002. The increase in SG&A for 2003 was primarily attributable to increases in insurance costs, salaries and employee benefits.

     Interest expense in 2003 increased $248,000, or 5.7%, to $4,577,000, compared to $4,329,000 in 2002. The increase in interest expense in 2003 primarily resulted from the private placement of $14,000,000 of unsecured subordinated notes (the “Sub Notes”), partially offset by $4,533,000 of net repayments of other outstanding debt during 2003. Approximately $308,000 of interest was capitalized in 2003 as part of the Arkansas Phase II expansion project.

     Other, net was $807,000 income in 2003, as compared to $539,000 expense in 2002. Other, net in 2003 consisted of interest, other income and $971,000 of embezzlement-related recoveries, partially offset by $202,000 of embezzlement-related costs. In 2002, $683,000 of embezzlement-related costs was the primary other expense, partially offset by interest and other income. (See Note 2 of Notes to Consolidated Financial Statements.)

     Net income increased $3,224,000 to $3,860,000 ($0.67 per share) in 2003, compared to net income of $636,000 ($0.11 per share) for 2002.

2002 vs. 2001

     Revenues decreased to $39,162,000 in 2002 from $39,753,000 in 2001, a decrease of $591,000, or 1.5%. This primarily resulted from a decrease in sales volume in 2002 compared to 2001. The decrease in revenues primarily resulted from a reduction in Texas highway construction work in 2002 compared to 2001 and operational problems at the Texas plant in June, July and August 2002, partially offset by increased lime sales at the Arkansas plant.

     Gross profit was $9,508,000 for 2002, compared to $10,465,000 in 2001, a 9.1% decrease. Gross profit margin as a percentage of revenues for 2002 decreased to 24.3% from 26.3% in 2001. The decrease in gross profit and gross profit margin during 2002 was primarily due to a $253,000 increase in depreciation expense and reduced production at the Texas plant in June, July and August due to operational problems, partially the result of unseasonably wet weather. These were partially offset by increased production and sales at the Arkansas plant. The increase in depreciation primarily resulted from a full year’s depreciation in 2002 on the Arkansas Phase I modernization and expansion, compared to eight months of depreciation in 2001 after Phase I was completed. The reduced production at the Texas plant in 2002 resulted in the depletion of finished goods inventories and increased costs through the purchase of lime from alternative sources to fulfill some sales commitments. Gross profit margin in 2002 was also negatively impacted in the fourth quarter 2002 by increased natural gas prices.

     SG&A decreased by $106,000, or 2.6%, to $3,969,000 in 2002, as compared to $4,075,000 in 2001. This decrease primarily resulted from a reduction in bonus expense during 2002. As a percentage of sales, SG&A was 10.1% in 2002, as compared to 10.3% in 2001.

     Interest expense in 2002 was $4,329,000. This compares to $3,821,000, net for 2001, after $845,000 had been capitalized as part of the Arkansas Phase I project costs during 2001. Gross interest expense in 2002 decreased $337,000 due to $4,458,000 of net repayments of outstanding debt during 2002 and lower interest rates on the Company’s revolving credit facility.

     Other expense, net was $539,000 in 2002, as compared to $380,000 expense in 2001. Other expense, net in 2002 primarily consisted of $683,000 of embezzlement-related costs, partially offset by interest and other income. Other expense, net in 2001 primarily consisted of $980,000 of embezzlement expense, partially offset by $500,000 of insurance proceeds from insurance policies covering employee theft, interest and other income. (See Note 2 of Notes to Consolidated Financial Statements.)

     Net income for 2002 was $636,000 ($0.11 per share), compared to net income of $1,773,000 ($0.32 per share) in 2001.

FINANCIAL CONDITION.

     Capital Requirements. We require capital primarily for our operating costs, seasonal working capital needs, normal recurring capital and re-equipping projects and expansion projects. Our capital needs are met principally from cash flow from operations, our $6,000,000 revolving credit facility and our long-term debt.

     Cash Flows From Operations. Net cash provided by operating activities was $9,521,000 in 2003, compared to $8,207,000 in 2002. The $1,314,000 improvement in 2003 was primarily the result of the $3,224,000 increase in net income, partially offset by changes in working capital. The most significant changes in working capital resulted from a $1,757,000 increase in accounts receivable in 2003, compared to a $497,000 decrease in 2002. The 2003 increase in accounts receivable primarily resulted from a $2,594,000 increase in revenues in the fourth quarter 2003 compared to the comparable 2002 quarter. The $534,000 cash flow resulting from the decrease in prepaid expenses and other current assets in 2002 was primarily due to the $500,000 in insurance proceeds received in March 2002. Accounts payable and accrued expenses increased $718,000 (excluding approximately $1,300,000 of accounts payable and accrued expenses at December 31, 2003 for the Arkansas Phase II Expansion Project) during 2003 primarily due to increased accruals of income taxes and bonuses.

     Banking Facilities, Debt and Rights Offering. On April 22, 1999, we entered into a credit agreement with a consortium of commercial banks for a $50,000,000 Senior Secured Term Loan (the “Loan”). The Loan is repayable over a period of approximately eight years, maturing on March 30, 2007, and requires monthly principal payments of $278,000 which began April 30, 2000, with a final principal payment of $26,944,000 on March 30, 2007, which equates to a 15-year amortization. We paid a fee equivalent to 2.50% of the Loan value to the placement agent.

     The interest rate on the first $30,000,000 of the Loan is 8.875%. The subsequent installments bear interest from the date they were funded at 3.52% above the secondary market yield of the United States Treasury obligation maturing May 15, 2005. The blended rate for the additional $20,000,000 is 9.84%.

     The Loan is secured by a first lien on substantially all of our assets, with the exception of accounts receivable and inventories which secure the $6,000,000 revolving credit facility. The Loan agreement contains covenants that restrict the incurrence of debt, guaranties and liens, and places certain restrictions on the payment of dividends and the sale of significant assets. We are required to meet minimum debt service coverage ratios on an ongoing basis and maintain a minimum level of tangible net worth.

     On January 31, 2003, the maturity of the $5,000,000 revolving credit facility that we had at that time was extended to July 31, 2003. From January 1, 2003 through March 2, 2003, that revolving credit facility bore interest at LIBOR plus a margin of 1.40% to 3.55%, in accordance with a defined rate spread based upon the then-current ratio of total funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA).

     On March 3, 2003, we entered into a Loan and Security Agreement with another bank for a new $5,000,000 revolving credit facility to replace the prior facility. In addition, we obtained a new $2,000,000 equipment line of credit (available for financing or leasing large mobile equipment used in our operations) from the same bank. The new revolving credit facility is secured by our accounts receivable and inventories, provides for an interest rate of LIBOR plus 2.75% and originally matured on March 1, 2004. The outstanding balance of the revolving credit facility was repaid in full on August 5, 2003 with proceeds from our private placement, discussed below, and the Loan and Security Agreement was amended to allow the revolving credit facility to be increased to $6,000,000 at our option. The weighted average interest rate for our revolving credit facilities for outstanding balances in 2003 was 4.04%. On December 29, 2003, the Loan and Security Agreement was amended to increase the revolving credit facility to $6,000,000 and extend the maturity to April 1, 2005.

     As of December 31, 2003, we had no outstanding balance on the $6,000,000 revolving credit facility. As of December 31, 2003, we had entered into approximately $1,100,000 of operating leases for mobile equipment under the $2,000,000 equipment line.

     In April 2003, we engaged Frost Securities, Inc. (“Frost”) to advise us on possible financing alternatives for the Phase II expansion of our Arkansas facilities. Frost contacted potential sources of financing and obtained several term sheet proposals for a subordinated debt placement from outside investors. In conjunction with the review of the proposals and further negotiations, Frost and management renewed discussions with our two largest shareholders and a third party to determine whether they would be interested in the investment on terms more favorable to the Company than those then available from other potential outside investors.

     On August 5, 2003, we sold $14,000,000 of Sub Notes in a private placement under Section 4(2) of the Securities Act of 1933 to three accredited investors, one of which is an affiliate of Inberdon Enterprises Ltd., our majority shareholder (“Inberdon”), and another of which is an affiliate of Robert S. Beall, who owns approximately 12% of our outstanding shares. We believe that the terms of the private placement are more favorable to us than the proposals previously received. Frost provided an opinion to the Company’s Board of Directors that, from a financial point of view, the private placement was fair to the unaffiliated holders of the Company’s common stock in relation to other potential subordinated debt transactions then available to us. We paid Frost an aggregate of $381,000 for its advice, placement services and opinion.

     The net proceeds of approximately $13,450,000 from the private placement are being used to fund the Phase II expansion of our Arkansas facilities. Terms of the Sub Notes include: a maturity date of August 5, 2008, subject to acceleration upon a change in control; no mandatory principal payments prior to maturity; an interest rate of 14% (12% paid in cash and 2% paid in cash or in kind at our option); and, except as discussed below, no optional prepayment prior to August 5, 2005 and a 4% prepayment penalty if repaid before maturity. The terms of the Sub Notes are identical to one another, except that the Sub Note for the affiliate of Inberdon does not prohibit prepayment prior to August 5, 2005 and does not require a prepayment penalty if repaid before maturity, resulting in a weighted average prepayment penalty of approximately 2.4% if the Sub Notes are repaid before maturity. The Sub Notes include covenants similar to the covenants for the Loan.

     The private placement also included six-year detachable warrants, providing the Sub Note investors the right to purchase an aggregate of 162,000 shares of the Company’s common stock, at 110% of the average closing price of one share of common stock for the trailing 30 trading days prior to closing, or $3.84. After August 5, 2008, or upon an earlier change in control, the investors may require the Company to repurchase any or all shares acquired through exercise of the warrants (the “Warrant Shares”). The repurchase price for each Warrant Share will equal the average closing price of one share of the Company’s common stock for the 30 trading days preceding the date the Warrant Shares are put back to the Company. Changes in the repurchase price for each Warrant Share are accreted or decreted over the five-year period from the date of issuance to August 5, 2008. The investors are also entitled to certain registration rights for the resale of their Warrant Shares.

     As a result of certain negotiations with our existing bank lenders, the Loan and the revolving credit facility were amended to approve the terms of the Sub Notes. As part of these amendments, we are prohibited from paying any dividends in cash through June 30, 2005 without the prior written consent of the bank lenders.

     During the fourth quarter 2000, we required additional capital because the costs to complete both the Arkansas Phase I project and the new pulverized limestone production line at Texas were significantly higher than originally anticipated and because our cash flows and operating profits were lower than expected. To meet our short-term liquidity demands, we determined to make a pro rata rights offering to our existing shareholders to raise $10,000,000 in additional equity capital. We also obtained a $5,000,000 bridge loan from Inberdon.

     We commenced the rights offering on December 26, 2000, and it closed on February 8, 2001. In the rights offering, we raised $10,000,000 in additional equity capital, realizing net proceeds of $9,551,000, and issued 1,818,181 shares of common stock at the subscription price of $5.50 per share. We were able to honor in full all over-subscription requests from our shareholders. Our majority shareholder, Inberdon, subscribed for its full pro rata amount and also purchased, at the $5.50 per share subscription price, 461,005 additional shares not purchased by other shareholders in the rights offering, for a total investment of approximately $7,630,000. Immediately following the rights offering, Inberdon owned approximately 59% of our outstanding common stock. The net proceeds of the rights offering were used to repay the $5,000,000 bridge loan from Inberdon, to repay the $4,000,000 outstanding under our revolving credit facility at that time, and for working capital.

     As of December 31, 2003, we had approximately $51,219,000 in total debt outstanding and $6,375,000 of cash and cash equivalents.

     Capital Expenditures. We completed the modernization and expansion project at our Texas facility at the end of 1998. In addition, during the fourth quarter 2000, we commissioned a new line for the production of PLS at Texas and, in 2003, constructed an additional storage facility there. The lack of reliability of a single PLS production line had been a restraining factor on sales to several large customers requiring “around-the-clock” availability. These investments have allowed us to better serve existing customers and to pursue new business opportunities, resulting in new PLS customers during 2002 and 2003.

     The Arkansas modernization and expansion project began in the fourth quarter 1999 and was expected to be completed in two phases. Phase I involved the redevelopment of the quarry plant, rebuilding of the railroad to standard gauge, the purchase of a facility to establish an out-of-state terminal in Shreveport, Louisiana, the installation of a rotary kiln with preheater and increased product storage and loading capacity. We completed Phase I in the second quarter 2001.

     The total cost of Phase I of the Arkansas project was approximately $33,000,000. The $33,000,000 included approximately $1,800,000 of costs associated with the pre-building of certain facilities for Phase II of the project and the purchase of, but not all of the improvements to, the out-of-state terminal in Shreveport, Louisiana.

     The Phase II expansion will double the Arkansas plant’s quicklime production capacity through the installation of a second preheater rotary kiln and additional storage capacity substantially identical to the kiln system built in Phase I. Construction of the second kiln system commenced in the third quarter 2003 and is substantially complete as of the date of this report. The plans for Phase II include the rehabilitation of the distribution terminal in Shreveport, Louisiana, currently expected to be completed in 2004. The estimated total cost to complete Phase II is approximately $16,000,000. We are financing the completion of the Phase II expansion principally through the net proceeds of the August 5, 2003 private placement discussed above.

     We invested $12,014,000 in capital expenditures in 2003, compared to $3,622,000 in 2002. In 2003, approximately $8,500,000 of our capital expenditures related to the Arkansas Phase II expansion project.

     We expect to spend approximately $3,000,000 to $4,000,000 per year over the next several years for normal recurring capital and re-equipping projects at the plant facilities to maintain or improve efficiency and reduce costs.

     Contractual Obligations. The following table sets forth our contractual obligations as of December 31, 2003:

	Payments Due by Period (dollars in thousands)
					More than
Contractual Obligations	Total	1 Year	2-3 Years	4-5 Years	5 Years
Long-Term Debt, including current installments	$51,500	3,333	6,667	41,500	—
Operating Leases	$1,381	357	713	267	44
Purchase Obligations(1)	$3,800	3,800	—	—	—
Other Liabilities(2) (3)	$234	16	35	41	142

Total	$56,915	7,506	7,415	41,808	186

(1) Approximate amount of open equipment and construction orders related to the construction of the second kiln system at our Arkansas facility including approximately $1,300 recorded on the Consolidated Balance Sheet at December 31, 2003 in current liabilities.

(2) Does not include $337 unfunded projected benefit obligation for a defined benefit pension plan. Future required contributions, if any, are subject to actuarial assumptions and future earnings on plan assets. (See Note 6 of Notes to Consolidated Financial Statements.)

(3) Does not include $328 potential liability for the repurchase of certain shares of our common stock. Future potential liability will vary with the market price of our common stock. (See Notes 3 and 8 of Notes to Consolidated Financial Statements.)

     Liquidity. At March 26, 2004, we had made no draws on our new $6,000,000 revolving credit facility. We believe that cash on hand, funds generated from operations and amounts available under the revolving credit facility will be sufficient to meet our operating needs, ongoing capital needs and debt service for 2004.

     Additionally, with our anticipated increase in cash flows from operations following the completion of our Phase II expansion project at Arkansas, and funds available under our revolving credit facility, we believe that we will have sufficient capital resources to meet our liquidity needs for the near future and enable us to refinance our long-term debt prior to maturities in 2007 and 2008.

ADDITIONAL FACTORS.

     Effects of Leverage and Restrictions Imposed by Terms of Our Indebtedness. Following the closing of our $50,000,000 Loan in 1999 and issuance of the $14,000,000 in Sub Notes in 2003, we are highly leveraged. As of December 31, 2003, our total consolidated indebtedness and total stockholders’ equity were $51,219,000 and $41,960,000, respectively, and total indebtedness represented 55% of total capitalization, compared to 52% as of December 31, 2002.

     As a result of our total indebtedness, a substantial portion of our cash flow from operations will be dedicated to the payment of principal and interest on indebtedness. Our ability to service our debt and to comply with the financial and restrictive covenants contained in the Loan and Sub Notes is subject to financial, economic, competitive and other factors. Many of these factors are beyond our control. In particular, our ability to service the indebtedness will depend upon our ability to sustain current levels of revenues and cash flows from operations as a result of the modernization and expansion of the Texas and Arkansas plants.

     Short-Term Liquidity Demands. Funds available under our $6,000,000 revolving credit facility and funds generated from operations should allow us to meet current liquidity demands. However, should our cash flows from operations deteriorate, we may have to obtain additional financing, and there is no assurance we will be able to do so at favorable rates, given our current levels of indebtedness.

     Due to the seasonal nature of our sales and revenues, we may need to draw down from our revolving credit facility during the first half 2004 to provide funds for necessary repayments of principal and interest on our debt, completion of the Phase II expansion project, winter capital projects, normal recurring capital and re-

equipping projects and normal working capital needs. If we draw on the revolver in the first half 2004, we expect to repay any outstanding balance on the facility during the second half 2004.

     Factors that Could Affect Our Success. In the normal course of our business operations, we face risks that could have a material adverse effect on our financial position, results of operations, cash flows and competitive position. Not all risks are foreseeable or within our ability to control. These risks arise from factors including, but not limited to, fluctuating demand for lime and limestone products, our ability to produce and store quantities of lime and limestone products sufficient in amount and quality to meet customer demands, the success of our modernization and expansion strategies, including our ability to execute the strategies and complete projects on time and within budget, our access to capital, costs especially natural gas and other energy prices, inclement weather and the effects of seasonal trends.

     Environmental Compliance. We incur environmental compliance costs, including capital costs, maintenance and operating costs with respect to pollution control facilities, the cost of ongoing monitoring programs, the cost of remediation efforts and other similar costs and liabilities relating to our compliance with Environmental Laws. The rate of change of such laws has been rapid over the last decade, and compliance can require significant expenditures. We believe that our expenditure requirements for future environmental compliance will continue to increase as operational and reporting standards are increased. Discovery of currently unknown conditions could require additional expenditures.

     We intend to comply with all Environmental Laws. Because many of the requirements are subjective and therefore not quantifiable or presently determinable, or may be affected by future legislation and rulemaking, it is not possible to accurately predict the aggregate future costs of compliance and their effect on our financial condition, results of operations, cash flows or competitive position. We currently have no material provisions for estimated costs or other liabilities in connection with expected environmental-related expenditures.

     Our Operating Air Permits for Arkansas Phase I and Phase II cover air emissions generated at the facilities and contain stringent criteria that the new rotary lime kilns and plant must meet. Until testing has been completed on the second kiln to demonstrate the ability to comply with the permit conditions, there can be no assurance that additional capital will not be required, or operating conditions imposed, in order to achieve compliance.

     Completion of Phase II of the Arkansas Project. In the third quarter 2003, we commenced construction of the second preheater rotary kiln and additional storage capacity at Arkansas that is substantially identical to the kiln system built in Phase I and is the major portion of the Phase II expansion project at our Arkansas facilities. The second kiln system, which is substantially completed, will double the Arkansas plant’s quicklime production capacity. We also intend to complete the distribution terminal in Shreveport, Louisiana to provide for an additional outlet for the increased Arkansas production. To finance the Phase II expansion, we issued $14,000,000 of new Sub Debt. Notwithstanding current demand for lime and limestone products, we cannot guarantee that we will be able to sell our increased production at Arkansas, or that any such sales will be profitable.

     Competition. The lime industry is highly regionalized and competitive. Our competitors are predominately private companies. The primary competitive factors in the lime industry are quality, price, ability to meet customer demand, proximity to customers, personal relationships and timeliness of deliveries, with varying emphasis on these factors depending upon the specific product application. To the extent that one or more of our competitors becomes more successful with respect to any key competitive factor, our financial condition, results of operations, cash flows or competitive position could be materially adversely affected. Although demand and prices for lime and limestone have been improving in recent years, we are unable to predict future demand and prices, and cannot provide any assurance that current levels of demand and prices will continue or that any future increases in demand or price can be sustained.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

COMMODITY PRICE RISK.

     We are exposed to commodity price risk related to the price volatility of natural gas utilized at our plants. From time to time, we enter into forward purchase contracts for the delivery of a portion of our natural gas requirements. At December 31, 2003, we had committed to purchase 20,000 MMBTU per month for January, February and March 2004 at an average price of $5.20 per MMBTU. As of December 31, 2003, the average market price for deliveries for these months was approximately $6.11. We recorded a mark-to-market adjustment resulting in a

$55,000 reduction of labor and other operating expenses at December 31, 2003. (See Note 1 of Notes to Consolidated Financial Statements.)

INTEREST RATE RISK.

     Our primary debt obligations are the Loan, the Sub Notes and our revolving credit facility. Because the Loan and the Sub Notes bear a fixed rate of interest, changes in interest rates do not subject us to changes in future interest expense with respect to these borrowings. Borrowings, if any, under our revolving credit facility, bear interest at a variable rate of LIBOR plus 2.75%. As of March 26, 2004, we have no outstanding borrowings under our revolving credit facility. (See Note 3 of Notes to Consolidated Financial Statements.)

WARRANT SHARES REPURCHASE OBLIGATION.

     After August 5, 2008, or upon an earlier change of control, the Sub Note investors may require the Company to repurchase any or all of the 162,000 shares that may be purchased by exercising the Company’s outstanding warrants. The repurchase price for each share is equal to the average closing price of one share of the Company’s common stock for the 30 trading days preceding the date the shares are put back to the Company. Based on the $7.355 per share average closing price for the 30 trading days prior to December 31, 2003, the fair value of the warrant put liability is estimated to be $569. The December 31, 2003 carrying value for this liability is $328. The difference between the fair value and the carrying value of the warrant put liability is being accreted, and changes in the repurchase price for each share are accreted or decreted, over the five-year period from the date of issuance to August 5, 2008. (See Notes 1 and 3 of Notes to Consolidated Financial Statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
United States Lime & Minerals, Inc.

We have audited the consolidated balance sheets of United States Lime & Minerals, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of United States Lime & Minerals, Inc. and subsidiaries as of December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

ERNST & YOUNG LLP

Dallas, Texas
February 6, 2004

- F 1 -

Consolidated Balance Sheets
(dollars in thousands, except share data)

	December 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$6,375	226
Trade receivables, net	6,959	5,202
Inventories	4,609	4,782
Prepaid expenses and other assets	721	262

Total current assets	18,664	10,472
Property, plant and equipment, at cost:
Land	3,654	3,791
Building and building improvements	1,829	1,687
Machinery and equipment	119,700	107,097
Furniture and fixtures	971	1,022
Automotive equipment	484	465

	126,638	114,062
Less accumulated depreciation	(49,371)	(43,656)

Property, plant and equipment, net	77,267	70,406
Deferred tax assets, net	1,899	2,359
Other assets, net	1,670	1,282

Total assets	$99,500	84,519

LIABILITES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of debt	$3,333	4,533
Accounts payable — trade	3,369	2,472
Accrued expenses	2,053	953

Total current liabilities	8,755	7,958
Debt, excluding current installments	47,886	37,500
Other liabilities	899	755

Total liabilities	57,540	46,213
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $5.00 par value; authorized 500,000 shares; none issued	—	—
Common stock, $0.10 par value; authorized 15,000,000 shares; 5,815,596 and 5,799,845 shares issued at December 31, 2003 and 2002, respectively	582	580
Additional paid-in capital	10,458	10,392
Accumulated other comprehensive loss	(237)	(254)
Retained earnings	31,157	27,588

Total stockholders’ equity	41,960	38,306

Total liabilities and stockholders’ equity	$99,500	84,519

See accompanying notes to consolidated financial statements.

- F 2 -

Consolidated Statements of Operations
(dollars in thousands, except per share amounts)

	Years Ended December 31,
	2003	2002	2001
Revenues	$45,256	39,162	39,753
Cost of revenues:
Labor and other operating expenses	26,091	23,484	23,371
Depreciation, depletion and amortization	6,103	6,170	5,917

	32,194	29,654	29,288

Gross profit	13,062	9,508	10,465
Selling, general and administrative expenses	4,488	3,969	4,075

Operating profit	8,574	5,539	6,390
Other (income) expenses:
Interest expense	4,577	4,329	3,821
Other, net	(807)	539	380

	3,770	4,868	4,201

Income before taxes	4,804	671	2,189
Income tax expense, net	944	35	416

Net income	$3,860	636	1,773

Income per share of common stock:
Basic and diluted income per common share	$0.67	0.11	0.32

See accompanying notes to consolidated financial statements.

- F 3 -

Consolidated Statements of Stockholders’ Equity
(dollars in thousands)

Years Ended December 31, 2003, 2002 and 2001

	Common Stock			Accumulated
			Additional	Other
	Shares		Paid-In	Comprehensive	Retained	Treasury
	Outstanding	Amount	Capital	Income (Loss)	Earnings	Stock	Total
Balances at December 31, 2000	3,981,664	$529	14,819	—	26,341	(13,927)	27,762
Stock issued pursuant to rights offering, net	1,818,181	51	(4,427)	—	—	13,927	9,551
Common stock dividends	—	—	—	—	(579)	—	(579)
Net income	—	—	—	—	1,773	—	1,773

Comprehensive income	—	—	—	—	—	—	1,773

Balances at December 31, 2001	5,799,845	$580	10,392	—	27,535	—	38,507
Common stock dividends	—	—	—	—	(583)	—	(583)
Net income	—	—	—	—	636	—	636
Minimum pension liability adjustment, net of $155 tax benefit	—	—	—	(254)	—	—	(254)

Comprehensive income	—	—	—	—	—	—	382

Balances at December 31, 2002	5,799,845	$580	10,392	(254)	27,588	—	38,306
Stock options exercised	15,751	2	66	—	—	—	68
Common stock dividends	—	—	—	—	(291)	—	(291)
Net income	—	—	—	—	3,860	—	3,860
Minimum pension liability adjustment, net of $11 tax expense	—	—	—	17	—	—	17

Comprehensive income	—	—	—	—	—	—	3,877

Balances at December 31, 2003	5,815,596	$582	10,458	(237)	31,157	—	41,960

See accompanying notes to consolidated financial statements

- F 4 -

Consolidated Statements of Cash Flows
(dollars in thousands)

	Years Ended December 31,
	2003	2002	2001
OPERATING ACTIVITIES:
Net income	$3,860	636	1,773
Adjustments to reconcile net income to net cash provided by operations:
Depreciation, depletion and amortization	6,390	6,427	6,149
Amortization of financing costs	317	230	191
Accretion of debt discount	25	—	—
Accretion of repurchase liability — warrants	22	—	—
Deferred income taxes	449	—	—
Loss on sale of assets	48	30	9
Changes in operating assets and liabilities:
Trade receivables	(1,757)	497	(1,598)
Inventories	173	275	(825)
Prepaid expenses	(459)	534	(533)
Other assets	(109)	(31)	150
Accounts payable and accrued expenses	718	(269)	(5,312)
Other liabilities	(156)	(122)	196

Total adjustments	5,661	7,571	(1,573)

Net cash provided by operations	$9,521	8,207	200
INVESTING ACTIVITIES:
Purchase of property, plant and equipment	$(12,014)	(3,622)	(4,113)
Proceeds from sale of property, plant and equipment	11	76	309

Net cash used in investing activities	$(12,003)	(3,546)	(3,804)
FINANCING ACTIVITIES:
Payment of common stock dividends	$(291)	(583)	(579)
Proceeds from borrowings	16,201	1,750	3,325
Financing costs	(613)	—	—
Repayments of debt	(6,734)	(6,208)	(13,159)
Proceeds from exercise of stock options	68	—	—
Proceeds from issuance of common stock pursuant to rights offering, net	—	—	9,551

Net cash provided by (used in) financing activities	$8,631	(5,041)	(862)

Net increase (decrease) in cash and cash equivalents	6,149	(380)	(4,466)
Cash and cash equivalents at beginning of year	226	606	5,072

Cash and cash equivalents at end of year	$6,375	226	606

See accompanying notes to consolidated financial statements.

- F 5 -

Notes to Consolidated Financial Statements
(dollars in thousands, except per share amounts)

Years Ended December 31, 2003, 2002 and 2001

(1)	Summary of Significant Accounting Policies

(a)	Organization

The Company is a manufacturer of lime and limestone products, supplying primarily the agriculture, construction, municipal sanitation and water treatment, paper and steel industries. The Company is headquartered in Dallas, Texas and operates lime and limestone plants in Arkansas, Colorado and Texas through its wholly owned subsidiaries, Arkansas Lime Company, Colorado Lime Company and Texas Lime Company, respectively.

(b)	Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany balances and transactions have been eliminated.

(c)	Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and judgements that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates and judgments.

(d)	Statements of Cash Flows

For purposes of reporting cash flows, the Company considers all certificates of deposit and highly-liquid debt instruments, such as U.S. Treasury bills and notes, with original maturities of three months or less to be cash equivalents. Cash equivalents are carried at cost plus accrued interest, which approximates fair market value.

Supplemental cash flow information is presented below:

	Year Ended December 31,
	2003	2002	2001
Cash paid during the year for:
Interest	$4,507	4,099	4,512

Income taxes, net of refunds	$218	83	296

(e)	Revenue Recognition

The Company recognizes revenue in accordance with the terms of its contracts, which are generally upon shipment.

(f)	Fair Values of Financial Instruments

The carrying values of cash and cash equivalents, trade receivables, other current assets, accounts payable and accrued expenses approximate fair value due to the short maturity of these instruments. The Company’s gas futures contracts are carried at market value.

- F 6 -

After August 5, 2008, or upon an earlier change of control, the holders of the Company’s subordinated debt may require the Company to repurchase any or all of the 162,000 shares that may be purchased by exercising the Company’s outstanding warrants. The repurchase price for each share is equal to the average closing price of one share of the Company’s common stock for the 30 trading days preceding the date the shares are put back to the Company. Based on the $7.355 per share average closing price for the 30 trading days prior to December 31, 2003, the fair value of the warrant put liability is estimated to be $569. The December 31, 2003 carrying value for this liability is $328. The difference between the fair value and the carrying value of the warrant put liability is being accreted, and future changes in the repurchase price for each share are accreted or decreted, over the five-year period from the date of issuance to August 5, 2008.

(g)	Concentration of Credit Risk and Trade Receivables

Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash and cash equivalents, trade receivables and derivative financial instruments. The Company places its cash and cash equivalents with high credit quality financial institutions and its derivative financial instruments with financial institutions and other firms that management believes have high credit ratings. For a discussion of the credit risks associated with the Company’s derivative financial instruments, see Gas Future Contracts below.

The majority of the Company’s trade receivables are unsecured. Payment terms for all trade receivables are contractually based. Credit losses relating to these receivables consistently have been within management expectations. Trade receivables are presented net of the related allowance for doubtful accounts, which totaled $200 and $125 at December 31, 2003 and 2002, respectively.

(h)	Inventories

Inventories are valued principally at the lower of cost, determined using the average cost method, or market. Costs include materials, labor, and production overhead.

A summary of inventories is as follows:

	December 31,
	2003	2002
Lime and limestone inventories:
Raw materials	$1,616	1,704
Finished goods	769	942

	2,385	2,646
Service parts inventories	2,224	2,136

	$4,609	4,782

(i)	Property, Plant and Equipment

For major constructed assets, the capitalized cost includes the cash price paid by the Company for labor and materials plus interest and project management costs that are directly related to the constructed assets. Total interest costs of $308, $0 and $845 were capitalized for the years ended December 31, 2003, 2002 and 2001, respectively. Depreciation of property, plant and equipment is being provided for by the straight-line and declining-balance methods over estimated useful lives as follows:

Buildings and building improvements	3 - 40 years
Machinery and equipment	3 - 20 years
Furniture and fixtures	3 - 10 years
Automotive equipment	3 - 8 years

- F 7 -

Maintenance and repairs are charged to expense as incurred; renewals and betterments are capitalized. When units of property are retired or otherwise disposed of, their cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is credited or charged to income.

In accordance with the guidelines of Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations,” the Company recognizes legal obligations associated with the retirement of long-lived assets at their fair value at the time that the obligations are incurred. Upon initial recognition of a liability, the cost is capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset.

The Company reviews its long-term assets for impairment in accordance with the guidelines of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 requires that, when events or circumstances indicate that the carrying amount of an asset may not be recoverable, the Company should determine if impairment of value exists. If the estimated undiscounted future net cash flows are less than the carrying amount of the asset, an impairment exists and an impairment loss must be calculated and recorded. If an impairment exists, the impairment loss is calculated based on the excess of the carrying amount of the asset over the asset’s fair value. Any impairment loss is treated as a permanent reduction in the carrying value of the asset. Through December 31, 2003, no events or circumstances have arisen which would require the Company to record a provision for impairment of its long-lived assets.

(j)	Other Assets

Other assets consist of the following:

	December 31,
	2003	2002
Deferred stripping costs	$381	273
Prepaid financing costs	1,279	996
Other	10	13

	$1,670	1,282

Deferred stripping costs, all of which relate to Arkansas Lime Company, are amortized using the units-of-production method. Deferred financing costs are expensed over the life of the debt using the straight-line method.

(k)	Environmental Expenditures

Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the costs can be reasonably estimated. Generally, the timing of these accruals will coincide with completion of a feasibility study or the Company’s commitment to a formal plan of action.

In part in response to requirements of environmental regulatory agencies, the Company incurred capital expenditures related to environmental matters of approximately $400 in 2003 and $225 in 2002.

(l)	Income (Loss) Per Share of Common Stock

Effective December 31, 1997, Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS 128”), was implemented by the Company. SFAS 128 requires the presentation of basic and diluted income (loss) per common share for all periods presented.

- F 8 -

The following table sets forth the computation of basic and diluted income per common share:

	Year Ended December 31,
	2003	2002	2001
Numerator:
Net income for basic income per common share	$3,860	636	1,773
Warrant interest adjustment	22	—	—

Net income for diluted income per common share	$3,882	636	1,773

Denominator:
Denominator for basic income per common share — weighted-average shares	5,801,917	5,799,845	5,602,875

Effect of dilutive securities:
Warrants	10,752	—	—
Employee stock options	12,438	—	—

Denominator for diluted income per common share — adjusted weighted-average shares and assumed exercises	5,825,107	5,799,845	5,602,875

Basic and diluted income per common share	$0.67	0.11	0.32

(m)	Stock Options

The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), in accounting for its employee stock options. Under APB 25, if the exercise price of an employee’s stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized. The Company adopted Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), in 1996. SFAS 123 requires companies that elect to continue applying the provisions of APB 25 to provide pro forma disclosures for employee stock compensation awards as if the fair-value-based method defined in SFAS 123 had been applied. See Note 7.

The following table illustrates the effect on net income and income per share of common stock if the Company had applied the fair value recognition provisions of SFAS 123 instead of APB 25’s intrinsic value method to account for stock-based employee compensation:

	Year Ended December 31,
	2003	2002	2001
Net income as reported	$3,860	636	1,773
Stock-based employee compensations expense, net of income taxes	(61)	(33)	(70)

Pro forma net income	$3,799	603	1,703

Basic and diluted income per common share, as reported	$0.67	0.11	0.32
Pro forma basic and diluted income per common share	$0.65	0.10	0.30

- F 9 -

The fair value for these options was estimated at the date of grant using the Black-Scholes option valuation model, with the following weighted average assumptions for the 2003 and 2001 grants: risk-free interest rates of 2.00% in 2003 and 5.34% in 2001; a dividend yield of 0% in 2003 and 2% in 2001; and a volatility factor of 0.31 in 2003 and 0.33 in 2001. In addition, the fair value of these options was estimated based on an expected life of three years.

(n)	Gas Future Contracts

From time to time, the Company has entered into forward purchase contracts for the delivery of a portion of the natural gas requirements of its plants. All such contracts are recorded on the balance sheet at their respective fair values. The Company is exposed to credit losses in the event of non-performance by the counterparties of its financial instruments. Collateral or other security to support financial instruments subject to credit risk is not required, but management monitors the credit standing of the counterparties.

As of December 31, 2003, the Company had commitments to purchase, under two forward purchase contracts, a total of 20MMBTU per month for the months of January, February and March 2004. The delivery prices in dollars for these volumes averaged $5.20 per MMBTU. The market prices in dollars for deliveries in these months as of December 31, 2003 were $6.15 per MMBTU for January deliveries, $6.19 per MMBTU for February deliveries and $6.00 per MMBTU for March deliveries. The Company elected not to designate these instruments as hedges for accounting purposes. Accordingly, the Company recorded a mark-to-market adjustment, resulting in a $55 reduction of labor and other operating expenses at December 31, 2003, which is included in other current assets on the balance sheet. The costs of natural gas delivered under these contracts is included in labor and other operating expenses during the month of delivery. As of December 31, 2002, the Company had no open forward purchase contracts.

(o)	Comprehensive Income

The Company follows Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“SFAS 130”), which provides standards for reporting and displaying comprehensive income. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events from non-owner sources. See Note 6.

(2)	Embezzlement Matter

     On January 31, 2002, the Company announced that it had discovered that an employee who had recently left the Company may have improperly diverted Company funds without authorization. Trading in the Company’s common stock on the Nasdaq National Market® (“Nasdaq”) was halted, and the Audit Committee of the Company’s Board of Directors retained outside counsel to conduct a special investigation into the matter. The Audit Committee also retained an independent accounting firm to review the Company’s internal controls and to make recommendations for improvement that the Company has implemented. The Company also contacted the Securities and Exchange Commission (the “SEC”), as well as criminal authorities, and cooperated with the SEC, Nasdaq and criminal authorities with respect to their investigations into this matter.

     The Company’s former Vice President — Finance, Controller, Treasurer, and Secretary, Larry Ohms (the “Former VP Finance”), over a period of four years beginning in 1998, embezzled approximately $2,179 from the Company. The Former VP Finance voluntarily resigned from the Company on January 22, 2002, approximately one week before the Company discovered the defalcations. The Former VP Finance has stated that no one else at the Company was involved in perpetrating the embezzlements. From the results of the special investigation and his testimony, the Company believes this statement to be accurate. In 2002, the Former VP of Finance pleaded guilty to one count of wire fraud and one count of making a false statement to the SEC, and on March 24, 2003 was sentenced to a term in federal prison and ordered to pay $2,179 in restitution to the Company.

     On March 14, 2002, the Company received $500 in insurance proceeds from the Company’s insurance policies covering employee theft. The $500 was recorded on the Consolidated Balance Sheet at December 31,

- F 10 -

2001 in prepaid expenses and other assets, and recognized in the Consolidated Statement of Operations in other income in the fourth quarter 2001. In addition, the Company retained counsel for assistance in its efforts to recover the embezzled funds from the Former VP Finance, and to pursue possible civil actions on behalf of the Company against third parties. The Company filed suit against the Former VP Finance and has obtained a judgment against him, including compensatory and punitive damages. The Former VP Finance has claimed not to have any funds.

     Recoveries were recognized in the quarters in which the recoveries were realized, and the costs of the Company’s special investigation, the Company’s cooperation with the SEC, Nasdaq and criminal authorities in their investigations and the Company’s ongoing recovery efforts were expensed as incurred. During 2003, the Company recorded recoveries of $777 ($0.13 per basic and diluted share), net of income taxes ($971 gross), and embezzlement-related costs of $162 ($0.03 per basic and diluted share), net of income tax benefits ($202 gross), compared to embezzlement-related costs of $648 ($0.11 per basic and diluted share), net of income tax benefits ($683 gross), in 2002. The Company does not anticipate any future material embezzlement-related costs or recoveries.

(3)	Banking Facilities and Other Debt

     On April 22, 1999, the Company entered into a credit agreement with a consortium of commercial banks for a $50,000 Senior Secured Term Loan (the “Loan”). The Loan is repayable over a period of approximately eight years, maturing on March 30, 2007, and requires monthly principal payments of $278, which began April 30, 2000, with a final principal payment of $26,944 on March 30, 2007, which equates to a 15-year amortization. The Company paid a fee equivalent to 2.50% of the Loan value to the placement agent.

     The interest rate on the first $30,000 of the Loan is 8.875%. The subsequent installments bear interest from the date they were funded at 3.52% above the secondary market yield of the United States Treasury obligation maturing May 15, 2005. The blended rate for the additional $20,000 is 9.84%.

     The Loan is secured by a first lien on substantially all of the Company’s assets, with the exception of accounts receivable and inventories which secure the Company’s $6,000 revolving credit facility. The Loan agreement contains covenants that restrict the incurrence of debt, guaranties and liens, and places certain restrictions on the payment of dividends and the sale of significant assets. The Company is also required to meet minimum debt service coverage ratios on an ongoing basis and maintain a minimum level of tangible net worth.

     On January 31, 2003, the maturity of the Company’s $5,000 revolving credit facility that it had at that time was extended to July 31, 2003. From January 1, 2003 through March 2, 2003, that revolving credit facility bore interest at LIBOR plus a margin of 1.40% to 3.55%, in accordance with a defined rate spread based upon the Company’s then-current ratio of total funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA).

     On March 3, 2003, the Company entered into a Loan and Security Agreement with another bank for a new $5,000 revolving credit facility to replace the prior facility. In addition, the Company obtained a new $2,000 equipment line of credit (available for financing or leasing large mobile equipment used in its operations) from the same bank. The new revolving credit facility is secured by the Company’s accounts receivable and inventories, provides for an interest rate of LIBOR plus 2.75% and originally matured on March 1, 2004. The outstanding balance of the revolving credit facility was repaid in full on August 5, 2003 with proceeds from the private placement discussed below, and the Loan and Security Agreement was amended to allow the revolving credit facility to be increased to $6,000 at the Company’s option. The weighted average interest rate for the revolving credit facilities for the outstanding balances in 2003 was 4.04%. On December 29, 2003, the Loan and Security Agreement was amended to increase the revolving credit facility to $6,000 and extend the maturity to April 1, 2005. As of December 31, 2003, the Company had no outstanding balance on the revolving credit facility. As of December 31, 2003, the Company had entered into approximately $1,100 of operating leases for mobile equipment under the $2,000 equipment line.

     In April 2003, the Company engaged Frost Securities, Inc. (“Frost”) to advise it on possible financing alternatives for the Phase II expansion of the Company’s Arkansas facilities. Frost contacted potential sources of financing and obtained several term sheet proposals for a subordinated debt placement from outside investors. In conjunction with the review of the proposals and further negotiations, Frost and the Company renewed discussions with the Company’s two largest shareholders and a third party to determine whether they would be interested in the investment on terms more favorable to the Company than those then available from other potential outside investors.

- F 11 -

     On August 5, 2003, the Company sold $14,000 of unsecured Subordinated Notes (the “Sub Notes”) in a private placement under Section 4(2) of the Securities Act of 1933 to three accredited investors, one of which is an affiliate of Inberdon Enterprises Ltd., the Company’s majority shareholder (“Inberdon”), and another of which is an affiliate of Robert S. Beall, who owns approximately 12% of the Company’s outstanding shares. The Company believes that the terms of the private placement are more favorable to the Company than the proposals previously received. Frost provided an opinion to the Company’s Board of Directors that, from a financial point of view, the private placement was fair to the unaffiliated holders of the Company’s common stock in relation to other potential subordinated debt transactions then available to the Company. The Company paid Frost an aggregate of $381 for its advice, placement services and opinion.

     The net proceeds of approximately $13,450 from the private placement are being used to fund the Phase II expansion of the Company’s Arkansas facilities. Terms of the Sub Notes include: a maturity date of August 5, 2008, subject to acceleration upon a change in control; no mandatory principal payments prior to maturity; an interest rate of 14% (12% paid in cash and 2% paid in cash or in kind at the Company’s option); and, except as discussed below, no optional prepayment prior to August 5, 2005 and a 4% prepayment penalty if repaid before maturity. The terms of the Sub Notes are identical to one another, except that the Sub Note for the affiliate of Inberdon does not prohibit prepayment prior to August 5, 2005 and does not require a prepayment penalty if repaid before maturity, resulting in a weighted average prepayment penalty of approximately 2.4% if the Sub Notes are repaid before maturity. The Sub Notes include covenants similar to the covenants for the Loan.

     The private placement also included six-year detachable warrants, providing the Sub Note investors the right to purchase an aggregate of 162,000 shares of the Company’s common stock, at 110% of the average closing price of one share of common stock for the trailing 30 trading days prior to closing, or $3.84. The fair value of the warrants was recorded as a reduction of the carrying value of the Sub Notes and is being accreted over the term of the Sub Notes, resulting in an effective annual interest rate of 14.44%. After August 5, 2008, or upon an earlier change in control, the investors may require the Company to repurchase any or all shares acquired through exercise of the warrants (the “Warrant Shares”). The repurchase price for each Warrant Share will equal the average closing price of one share of the Company’s common stock for the 30 trading days preceding the date the Warrant Shares are put back to the Company. Changes in the repurchase price for each Warrant Share are accreted or decreted over the five-year period from the date of issuance to August 5, 2008. The investors are also entitled to certain registration rights for the resale of their Warrant Shares.

     As a result of certain negotiations with the Company’s existing bank lenders, the Loan and the revolving credit facility were amended to approve the terms of the Sub Notes. As part of these amendments, the Company is prohibited from paying any dividends in cash through June 30, 2005 without the prior written consent of the bank lenders.

     As of December 31, 2003, the Company had approximately $51,219 in total debt outstanding. A summary of debt is as follows:

	December 31,
	2003	2002
Term loan	$37,500	40,833
Sub Notes	13,719	—
Revolving credit facility	—	1,200

Subtotal	51,219	42,033
Less current installments	3,333	4,533

Debt, excluding current installments	$47,886	37,500

     Amounts payable on the Company’s long-term debt outstanding as of December 31, 2003 to be paid in 2004 and thereafter are: 2004 — $3,333; 2005 — $3,333; 2006 — $3,333; 2007 — $27,501; 2008 — $13,719.

(4)	Stockholders’ Equity

     On December 26, 2000, the Company initiated a rights offering for $10,000. The rights offering allowed each shareholder to receive 0.4566 non-transferable subscription rights for each share of the Company’s common stock owned on December 26, 2000. The purchase price for the subscription was $5.50 per share, and the rights offering expired on February 5, 2001.

- F 12 -

     The Company received $10,000 ($9,551 net of offering costs) and issued an additional 1,818,181 shares of common stock effective February 8, 2001. In the rights offering, the Company honored the over-subscription requests of its shareholders in full. The Company’s majority shareholder, Inberdon, subscripted to its full pro-rata amount and, in addition, purchased 461,005 shares not purchased by other shareholders in the rights offering. Immediately following the rights offering, Inberdon owned approximately 59% of the Company’s common stock.

     The $237 accumulated other comprehensive loss resulted from an unfunded projected benefit obligation for a defined benefit pension plan. See Note 6.

     As detailed in Note 3, the Company has warrants outstanding providing the Sub Note investors the right to purchase 162,000 shares of the Company’s common stock at $3.84 per share.

(5)	Income Taxes

     Income tax expense, net for the years ended December 31, 2003, 2002 and 2001, is as follows:

	2003	2002	2001
Current income tax expense	$495	35	416
Deferred income tax expense	449	—	—

Income tax expense, net	$944	35	416

     A reconciliation of income taxes computed at the federal statutory rate to income tax expense, net for the years ended December 31, 2003, 2002 and 2001, is as follows:

	2003		2002		2001
		Percent		Percent		Percent
		of pretax		of pretax		of pretax
	Amount	income	Amount	income	Amount	income
Income taxes computed at the federal statutory rate	$1,634	34.0%	$228	34.0%	$744	34.0%
Increase (reduction) in taxes resulting from:
Statutory depletion in excess of cost depletion	(764)	(15.9)	(539)	(80.4)	(644)	(29.4)
State income taxes, net of federal income tax benefit	73	1.5	23	3.4	79	3.6
Other	1	—	323	48.2	237	10.8

Income tax expense, net	$944	19.6%	$35	5.2%	$416	19.0%

     As reported in the Company’s consolidated financial statements and notes contained in its Form 10-K for the year ended December 31, 1996, the Company had deferred tax assets which were previously fully reserved by a valuation allowance in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). The unrecognized deferred tax assets related primarily to net operating loss carryforwards, general business credit carryforwards and alternative minimum tax credit carryforwards.

     Generally, the provisions of SFAS 109 require deferred tax assets to be reduced by a valuation allowance if, based on the weight of available evidence, it is “more likely than not” that some portion or all of the deferred tax assets will not be realized. SFAS 109 requires an assessment of all available evidence, both positive and negative, to determine the amount of any required valuation allowance. No benefit was given to the Company’s deferred tax assets at December 31, 1996 due to uncertainties related to their utilization.

     As a result of the sale of the Corson Lime Company assets in 1997, the Company reviewed the deferred tax assets and concluded that the uncertainties as to their realization had been favorably resolved, in that the net operating loss carryforwards and the general business credit carryforwards were expected to be fully utilized. The Company’s prospects for future taxable income, enhanced by the sale of the Corson assets, indicated future utilization of the alternative minimum tax credit carryforwards in the future. The post-Corson sale assessment as

- F 13 -

to the ultimate realization of the deferred tax assets indicated that it was more likely than not that the deferred tax assets would be realized. As a result, the Company reduced the deferred tax asset valuation allowance in the second quarter 1997 by $2,300, recording the deferred tax assets and recognizing that amount in federal and state income tax expense (benefit), net.

     At December 31, 2003, the Company had deferred tax liabilities of $1,980, a valuation allowance of $1,220 and deferred tax assets of $5,099. The principal temporary difference related to the deferred tax liabilities was property. The principal temporary difference related to the deferred tax assets was the alternative minimum tax credit carryforward of $4,202.

     At December 31, 2002, the Company had deferred tax liabilities of $1,148, a valuation allowance of $1,270 and deferred tax assets of $4,777. The principal temporary difference related to the deferred tax liabilities was property. The principal temporary difference related to the deferred tax assets was the alternative minimum tax credit carryforward of $3,809.

     Due to uncertainties about realizing deferred tax assets beyond what has already been recognized, any increases in the Company’s calculated deferred tax assets are currently being fully reserved in a deferred tax assets valuation allowance account. The Company will continue to evaluate this reserve.

(6)	Employee Retirement Plans

     The Company has a noncontributory defined benefit pension plan (the “Corson Plan”) that covers substantially all union employees previously employed by its wholly-owned subsidiary, Corson Lime Company. In June 1997, the Company sold substantially all of the assets of Corson Lime Company and all benefits for participants in the plan were frozen as of July 31, 1997. During 1997 and 1998, the Company made contributions to the Corson Plan that were intended to fully fund the benefits earned by the participants. The Company made no contributions to the Corson Plan from 1999 through 2002. In recent years, significant declines in the financial markets have unfavorably impacted plan asset values resulting in an unfunded projected benefit obligation of $337 and $409 at December 31, 2003 and 2002, respectively. As a result, the Company made a $107 contribution to the Corson Plan in 2003 and recorded other comprehensive income (loss) of $17, net of $11 tax expense, and ($254), net of $155 tax benefit, for the years ended December 31, 2003 and 2002, respectively.

     In consultation with investment advisor for the Corson Plan, the administrative committee, consisting of management employees appointed by the Company’s board of directors, establishes the investment objective for the plan’s assets. The investment advisor makes all specific investment decisions. Historically, Corson Plan assets have been allocated approximately 50% to 70% to equity securities with a goal of providing long-term growth of at least 9.0% per year. The Company expects the future long-term rate of return for its Pension Plan assets to average 9.0% based on an asset allocation policy of 50% to 70% to common equities with the remainder allocated to fixed income securities. The Company’s long-term rate of return expectations are based on past performance of equity securities, which have yielded long-term returns in excess of 10%.

     The following table sets forth the asset allocation for the Corson Plan at November 30 (measurement date):

	2003	2002
Equity securities and funds	61.0%	56.5%
Institutional bond funds	38.7	41.6
Cash and cash equivalents	0.3	1.9

	100.0%	100.0%

- F 14 -

     The following table sets forth the funded status of the Corson Plan accrued pension benefits at November 30 (measurement date):

	2003	2002
Change in benefit obligation:
Benefit obligation at beginning of year	$1,546	1,461
Interest cost	111	112
Actuarial loss	49	88
Benefits paid	(117)	(115)

Benefit obligation at end of year	$1,589	1,546

Change in plan assets:
Fair value of plan assets at beginning of year	$1,137	1,411
Employer contribution	107	—
Actual gain (loss) on plan assets	125	(159)
Benefits paid	(117)	(115)

Fair value of plan assets at end of year	$1,252	1,137

Underfunded status	$(337)	(409)

Accumulated benefit obligation	$1,589	$1,546

     The net liability recognized in the consolidated balance sheets at December 31 consists of the following:

	2003	2002
Accrued benefit cost	$337	409

     The weighted average assumptions used in the measurement of the Corson Plan benefit obligation at December 31 are as follows:

	2003	2002
Discount rate	7.0%	7.5%
Expected long-term return on plan assets	9.0%	9.0%

     The following table provides the components of the Corson Plan net periodic benefit cost:

	Year Ended December 31,
	2003	2002	2001
Interest cost	$111	112	113
Expected return on plan assets	(96)	(121)	(142)
Amortization of net actuarial loss	37	19	29

Net periodic benefit cost	$52	10	—

     The Company has a contributory retirement (401(k)) savings plan for nonunion employees. The Company contributions to the plan were $57 during 2003, $57 during 2002 and $59 during 2001. The Company also has contributory retirement (401(k)) savings plans for union employees of Arkansas Lime Company and Texas Lime Company. The Company contributions to these plans were $35 in 2003, $32 in 2002 and $36 in 2001.

- F 15 -

(7)	Stock Option Plans

     On April 27, 2001, the Company implemented the 2001 Long-Term Incentive Plan (the “2001 Plan”) that replaced the 1992 Stock Option Plan (the “1992 Plan”). In addition to stock options, the 2001 Plan, unlike the 1992 Plan, provides for the grant of stock appreciation rights, restricted stock, deferred stock and other stock-based awards to officers and employees. The 2001 Plan also makes directors and consultants eligible for grants of stock options and other awards. The 1992 Plan only provided for grants to key employees. As a result of the adoption of the 2001 Plan, no further grants will be made under the 1992 Plan, but the terms of the 1992 Plan will continue to govern options that remain outstanding under the 1992 Plan.

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

     As of December 31, 2003, the number of shares remaining available for future grant under the 2001 Plan was 310,500. A summary of the Company’s stock option activity and related information for the years ended December 31, 2003, 2002 and 2001 is as follows:

	2003		2002		2001
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price
Outstanding at beginning of year	225,000	$6.55	253,500	$6.68	194,000	$7.45
Granted	114,500	3.65	—	—	80,000	5.15
Exercised	(20,000)	4.75	—	—	—	—
Forfeited	—	—	(28,500)	7.75	(20,500)	7.98

Outstanding at end of year	319,500	$5.62	225,000	$6.55	253,500	$6.68

Exercisable at end of year	213,000	$6.59	225,000	$6.55	173,500	$7.39

Weighted average fair value of options granted during the year		$0.86		$—		$1.15

Weighted average remaining contractual life in years		6.58		5.03		6.26

     The following table summarizes information about options outstanding at December 31, 2003:

	Weighted Average Remaining
Exercise Price	Contractual Life (Years)	Number of Shares
$8.25	1.88	50,000
$7.00	4.14	40,000
$8.00	5.88	30,000
$6.75	6.13	5,000
$5.50	7.01	30,000
$4.94	7.50	50,000
$3.85	9.09	76,500
$3.27	9.34	8,000
$3.26	9.38	30,000

Totals:	6.58	319,500

- F 16 -

(8)	Commitments and Contingencies

     The Company leases some of the equipment used in its operations. Generally, the leases are for periods varying from one to five years and are renewable at the option of the Company. Total rent expense was $561 for 2003, $435 for 2002, and $403 for 2001. As of December 31, 2003, future minimum payments under noncancelable operating leases were $357 for 2004, 2005 and 2006, $181 for 2007, $87 for 2008 and $44 for 2009.

     After August 5, 2008, or upon an earlier change in control, the Sub Note investors may require the Company to repurchase any or all of the 162,000 shares that may be purchased by exercising the warrants. See Note 3. As of December 31, 2003, the liability recognized in the consolidated balance sheet for this potential repurchase was $328.

     The Company is party to lawsuits and claims arising in the normal course of business, none of which, in the opinion of management, is expected to have a material adverse effect on the Company’s financial condition, results of operation, cash flows or competitive position. With respect to the embezzlements discussed in Note 2, the costs associated with the Company’s special investigation, the Company’s cooperation with the SEC, Nasdaq and criminal authorities in their investigations, and the Company’s ongoing recovery efforts were recognized as other expense, net, as incurred.

     From time to time, the Company receives claims from federal and state environmental agencies asserting that the Company is or may be in violation of environmental laws. In 2002, one of the Company’s facilities was issued an administrative petition alleging violations of certain state environmental laws and requesting certain actions. Based on its experience and currently available information, management believes that the resolution of these claims will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows or competitive position.

     The Company is not contractually committed to any planned capital expenditures until actual orders are placed for equipment or services. At December 31, 2003, the Company had approximately $2,500 for open equipment and construction orders and approximately $1,300 included in accounts payable and accrued expenses related to the Phase II expansion project in Arkansas.

(9)	Summary of Quarterly Financial Data (unaudited)

	2003
	March 31,	June 30,	September 30,	December 31,
Revenues	$9,556	11,529	12,849	11,322
Gross profit	1,749	3,459	4,387	3,467
Net income (loss)	$(271)	1,813	1,642	676

Basic and diluted income (loss) per common share	$(0.05)	0.31	0.28	0.12

	2002
	March 31,	June 30,	September 30,	December 31,
Revenues	$8,977	10,961	10,496	8,728
Gross profit	1,837	2,981	2,739	1,951
Net income (loss)	$(470)	516	585	5

Basic and diluted income (loss) per common share	$(0.08)	0.09	0.10	0.00

- F 17 -

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

NONE

ITEM 9A. CONTROLS AND PROCEDURES

     The Company’s management, with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this report were effective.

     No change in the Company’s internal control over financial reporting occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The information appearing under “Election of Directors”, “Nominees for Director”, “Executive Officers Who Are Not Also Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” in the definitive Proxy Statement for the Company’s 2004 Annual Meeting of Shareholders (the “2004 Proxy Statement”) is hereby incorporated by reference in answer to this Item 10. The Company anticipates that it will file the 2004 Proxy Statement with the Securities and Exchange Commission on or before April 9, 2004.

ITEM 11. EXECUTIVE COMPENSATION

     The information appearing under “Executive Compensation” in the 2004 Proxy Statement is hereby incorporated by reference in answer to this Item 11.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information appearing under “Voting Securities and Principal Shareholders”, “Shareholdings of Company Directors and Executive Officers” and “Executive Compensation” in the 2004 Proxy Statement is hereby incorporated by reference in answer to this Item 12.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information appearing under “Certain Transactions” in the 2004 Proxy Statement is hereby incorporated by reference in answer to this Item 13.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information appearing under “Independent Auditors” in the 2004 Proxy Statement is hereby incorporated by reference in answer to this Item 14.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)	1.	The following financial statements are included in Item 8:

		Report of Independent Auditors

		Consolidated Financial Statements:

		Consolidated Balance Sheets as of December, 31, 2003 and 2002;

		Consolidated Statements of Operations for the Years Ended December 31, 2003, 2002 and 2001;

		Consolidated Statements of Stockholders’ Equity for the Years Ended December, 31, 2003, 2002 and 2001;

		Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001; and

		Notes to Consolidated Financial Statements.

	2.	All financial statement schedules are omitted because they are not applicable, or are immaterial, or the required information is presented in the consolidated financial statements or the related notes.

	3.	The following documents are filed with or incorporated by reference into this Report:

3.1	Articles of Amendment to the Articles of Incorporation of Scottish Heritable, Inc. dated as of January 25, 1994 (incorporated by reference to Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993, File Number 0-4197).

3.2	Restated Articles of Incorporation of the Company dated as of May 14, 1990 (incorporated by reference to Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993, File Number 0-4197).

3.3	Composite Copy of Bylaws of the Company dated as of December 31, 1991 (incorporated by reference to Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991, File Number 0-4197).

10.1	United States Lime & Minerals, Inc. 1992 Stock Option Plan, as Amended and Restated (incorporated by reference to Exhibit 10(c) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, File Number 0-4197).

10.2	United States Lime & Minerals, Inc. 2001 Long-Term Incentive Plan (incorporated by reference to Exhibit B to the Company’s definitive Proxy Statement for its Annual Meeting of Shareholders held on April 27, 2001, File Number 0-4197).

10.3	Loan and Security Agreement dated December 30, 1997 among United States Lime & Minerals, Inc., Arkansas Lime Company and Texas Lime Company and CoreStates Bank, N.A. (incorporated by reference to Exhibit 10(l) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File Number 0-4197).
10.4	First Amendment to Amended and Restated Loan and Security Agreement dated August 31, 1998 among United States Lime

& Minerals, Inc., Arkansas Lime Company and Texas Lime Company and First Union National Bank (incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September, 30, 1998, File Number 0-4197).

10.5	Employment Agreement dated as of October 11, 1989 between the Company and Billy R. Hughes (incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, File Number 0-4197).

10.6	Employment Agreement dated as of April 17, 1997 between the Company and Johnney G. Bowers (incorporated by reference to Exhibit 10(o) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File Number 0-4197).

10.7	Employment Agreement dated as of December 1, 1998 between the Company and Herbert G.A. Wilson (incorporated by reference to Exhibit 10(r) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File Number 0-4197).

10.8	Employment Agreement dated as December 8, 2000 between the Company and Timothy W. Byrne (incorporated by reference to Exhibit 10(s) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, File Number 0-4197).

10.8.1	Amended and Restated Employment Agreement dated as of May 2, 2003 between the Company and Timothy W. Byrne.

10.9	Credit Agreement dated April 22, 1999 among United States Lime & Minerals, Inc., Arkansas Lime Company, Texas Lime Company, the Lenders who are, or may become, a party to the Agreement, and First Union National Bank (incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, File Number 0-4197).

10.10	Second Amendment to Amended and Restated Loan and Security Agreement dated as of April 22, 1999 among United States Lime & Minerals, Inc., Arkansas Lime Company, Texas Lime Company, and First Union National Bank (incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, File Number 0-4197).

10.11	Letter Agreement dated as of May 31, 2000 among United States Lime & Minerals, Inc., Arkansas Lime Company, Texas Lime Company and First Union National Bank (incorporated by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File Number 0-4197).

10.12	Third Amendment to Amended and Restated Loan and Security Agreement dated as of April 26, 2001 among United States Lime & Minerals, Inc., Arkansas Lime Company, Texas Lime Company, and First Union National Bank (incorporated by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, File Number 0-4197).

10.13	Fourth Amendment to Amended and Restated Loan and Security Agreement dated as of December 31, 2001 among United States Lime & Minerals, Inc., Arkansas Lime Company, Texas Lime Company, and First Union National Bank (incorporated by reference to Exhibit 10(u) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, File Number 0-4197).

10.14	First Amendment to Credit Agreement dated as of December 27, 2000 among United States Lime & Minerals, Inc., Arkansas Lime Company, Texas Lime Company, the Lenders who are, or may become, a party to the Agreement, and First Union National Bank (incorporated by reference to the Company’s Current Report on Form 8-K dated January 18, 2001, File Number 0-4197).

10.15	Subordinated Promissory Note dated as of December 27, 2000 among United States Lime & Minerals, Inc., Texas Lime Company, Arkansas Lime Company, and Inberdon Enterprises Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 18, 2001, File Number 0-4197).
10.16	Second Amended and Restated Note dated April 26, 2001 among United States Lime & Minerals, Inc., Arkansas Lime Company, Texas Lime Company, the Lenders who are, or may become, a party to the Agreement, and First Union National Bank (incorporated by reference to Exhibit 10(x) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, File Number 0-4197).

10.17	Fifth Amendment to Amended and Restated Loan and Security Agreement dated as of May 31, 2002 among United States Lime & Minerals, Inc., Arkansas Lime Company, Texas Lime Company and Wachovia Bank, f/k/a First Union National Bank (incorporated by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, File Number 0-4197).

10.18	Sixth Amendment to Amended and Restated Loan and Security Agreement dated as of January 31, 2003 among United States Lime & Minerals, Inc., Arkansas Lime Company, Texas Lime Company and Wachovia Bank. (incorporated by reference to Exhibit 10(s) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, File Number 0-4197).

10.19	Loan and Security Agreement dated March 3, 2003 among United States Lime & Minerals, Inc., Texas Lime Company, Arkansas Lime Company and National City Bank (incorporated by reference to Exhibit 10(t) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, File Number 0-4197).

10.20	Note and Warrant Purchase Agreement dated as of August 5, 2003 by and among United States Lime & Minerals, Inc. and Credit Trust S.A.L., ABB Finance Limited and R.S. Beall Capital Partners, LP (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, File Number 0-4197).

10.21	Form of 14% Subordinated PIK Note due 2008 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, File Number 0-4197).

10.22	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, File Number 0-4197).

10.23	Registration Rights Agreement dated as of August 5, 2003 by and among United States Lime & Minerals, Inc. and Credit Trust S.A.L., ABB Finance Limited and R.S. Beall Capital Partners, LP (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, File Number 0-4197).

10.24	Third Amendment to Credit Agreement dated as of August 5, 2003 among United States Lime & Minerals, Inc., Arkansas Lime Company, Texas Lime Company, the Lenders who are, or may become, a party to the Agreement, and National City Bank (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, File Number 0-4197).

10.25	First Amendment to Loan and Security Agreement dated August 5, 2003 among United States Lime & Minerals, Inc., Texas Lime Company, Arkansas Lime Company and National City Bank (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, File Number 0-4197).

10.26	Second Amendment to Loan and Security Agreement dated as of December 29, 2003 among United States Lime & Minerals, Inc., Texas Lime Company, Arkansas Lime Company and National City Bank.

21	Subsidiaries of the Company.

23	Consent of Independent Auditors.

31.1	Rule 13a-14(a)/15d-14(a)Certification by Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a)Certification by Chief Financial Officer.

32.1	Section 1350 Certification by Chief Executive Officer.

32.2	Section 1350 Certification by Chief Financial Officer.

Exhibits 10.1, 10.2, and 10.5 through 10.8.1 are management contracts or compensatory plans or arrangements required to be filed as exhibits.

(b) The Company did not file any Current Reports on Form 8-K during the fourth quarter 2003.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED STATES LIME & MINERALS, INC.

Date: March 29, 2004	By:	\s\Timothy W. Byrne

Timothy W. Byrne, President and
Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 29, 2004	By:	\s\Timothy W. Byrne

Timothy W. Byrne, President,
Chief Executive Officer, and Director
(Principal Executive Officer)

Date: March 29, 2004	By:	\s\M. Michael Owens

M. Michael Owens, Vice President
and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: March 29, 2004	By:	\s\Edward A. Odishaw

Edward A. Odishaw, Director and
Chairman of the Board

Date: March 29, 2004	By:	\s\Antoine M. Doumet

Antoine M. Doumet, Director and
Vice Chairman of the Board

Date: March 29, 2004	By:	\s\Wallace G. Irmscher

Wallace G. Irmscher, Director

Date: March 29, 2004	By:	\s\Richard W. Cardin

Richard W. Cardin, Director

EXHIBIT INDEX

10.8.1	Amended and Restated Employment Agreement dated as of May 2, 2003 between the Company and Timothy W. Byrne.

10.26	Second Amendment to Loan and Security Agreement dated as of December 29, 2003 among United States Lime & Minerals, Inc., Texas Lime Company, Arkansas Lime Company and National City Bank.

21	Subsidiaries of the Company.

23	Consent of Independent Auditors.

31.1	Rule 13a-14(a)/15d-14(a)Certification by Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a)Certification by Chief Financial Officer.

32.1	Section 1350 Certification by the Chief Executive Officer.

32.2	Section 1350 Certification by the Chief Financial Officer.