Form 10-Q
period 2004-03-31
UNITED STATES LIME & MINERALS INC
filed 2004-05-11
CIK 82020

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 2004

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

     Yes       No X
         ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 10, 2004, 5,826,696 shares of common stock, $0.10 par value, were outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS


UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)
(Unaudited)




                                                      MARCH 31,       DECEMBER 31,
                                                        2004              2003
                                                      ---------       ------------
ASSETS
Current assets:
  Cash and cash equivalents                           $   2,259           6,375
  Trade receivables, net                                  8,121           6,959
  Inventories                                             4,719           4,609
  Prepaid expenses and other current assets                 447             721
                                                      ---------         -------
     Total current assets                                15,546          18,664

Property, plant and equipment, at cost                  131,613         126,638
  Less accumulated depreciation                         (50,918)        (49,371)
                                                      ---------         -------
     Property, plant and equipment, net                  80,695          77,267

Deferred tax assets, net                                  1,683           1,899
Other assets, net                                         1,605           1,670
                                                      ---------         -------
     Total assets                                     $  99,529          99,500
                                                      =========         =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current installments of debt                        $   3,333           3,333
  Accounts payable-trade                                  3,535           3,369
  Accrued expenses                                        2,065           2,053
                                                      ---------         -------
     Total current liabilities                            8,933           8,755

Debt, excluding current installments                     47,068          47,886
Other liabilities                                           711             899
                                                      ---------         -------
     Total liabilities                                   56,712          57,540

Stockholders' equity:
  Common stock                                              582             582
  Additional paid-in capital                             10,484          10,458
  Accumulated other comprehensive loss                     (237)           (237)
  Retained earnings                                      31,988          31,157
                                                      ---------         -------
     Total stockholders' equity                          42,817          41,960
                                                      ---------         -------
     Total liabilities and stockholders' equity       $  99,529          99,500
                                                      =========         =======

     See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands of dollars, except per share data)
(Unaudited)



                                                                     QUARTER ENDED
                                                                        MARCH 31,
                                               ------------------------------------------------------------
                                                           2004                             2003
                                               ------------------------------------------------------------
REVENUES                                       $ 12,075            100.0%        $  9,556            100.0%

Cost of revenues:
  Labor and other operating expenses              7,042             58.3%           6,300             65.9%
  Depreciation, depletion
     and amortization                             1,618             13.4%           1,507             15.8%
                                               --------            -----         --------            -----
                                                  8,660             71.7%           7,807             81.7%
                                               --------            -----         --------            -----

GROSS PROFIT                                      3,415             28.3%           1,749             18.3%

  Selling, general and
     administrative expenses                      1,188              9.8%           1,059             11.1%
                                               --------            -----         --------            -----
OPERATING PROFIT                                  2,227             18.4%             690              7.2%
                                               --------            -----         --------            -----

  Other expenses (income):
   Interest expense                               1,207             10.0%           1,021             10.7%
   Other (income), net                              (18)            (0.1)%            (12)            (0.1)%
                                               --------            -----         --------            -----
                                                  1,189              9.8%           1,009             10.6%
                                               --------            -----         --------            -----

INCOME (LOSS) BEFORE INCOME TAXES                 1,038              8.6%            (319)            (3.3)%
                                               --------            -----         --------            -----

  Income tax expense (benefit), net                 208              1.7%             (48)            (0.5)%
                                               --------            -----         --------            -----

NET INCOME (LOSS)                              $    830              6.9%        $   (271)            (2.8)%
                                               ========            =====         ========            =====

INCOME (LOSS) PER SHARE OF COMMON STOCK:
  Basic                                        $   0.14                          $  (0.05)
  Diluted                                      $   0.14                          $  (0.05)


     See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)
(Unaudited)


                                                                        MARCH 31,
                                                               --------------------------
                                                                 2004               2003
                                                               ---------           ------
OPERATING ACTIVITIES:
  Net income (loss)                                            $     830             (271)
  Adjustments to reconcile net income (loss) to net cash
     provided by operations:
     Depreciation, depletion and amortization                      1,696            1,569
     Amortization of financing costs                                  96               62
     Amortization of debt discount                                    15               --
     Accretion of repurchase liability - warrants                     31               --
     Deferred income taxes                                           217               --
     Loss on disposal of assets                                       40                6
     Changes in operating assets and liabilities:
       Trade receivables                                          (1,162)          (1,611)
       Inventories                                                  (110)              64
       Prepaid expenses and other current assets                     273              (29)
       Other assets                                                  (32)             (20)
       Accounts payable and accrued expenses                       1,457            1,176
       Other liabilities                                            (218)             (10)
                                                               ---------           ------
     Total adjustments                                             2,303            1,207
                                                               ---------           ------
     Net cash provided by operations                           $   3,133              936

INVESTING ACTIVITIES:
  Purchase of property, plant and equipment                    $  (6,443)          (1,798)
                                                               ---------           ------
  Net cash used in investing activities                        $  (6,443)          (1,798)

FINANCING ACTIVITIES:
  Payment of common stock dividends                            $      --             (145)
  Proceeds from borrowings, net                                       --            2,201
  Repayment of debt                                                 (833)            (833)
  Proceeds from exercise of stock options                             27               --
                                                               ---------           ------
  Net cash (used in) provided by financing activities          $    (806)           1,223
                                                               ---------           ------

  Net (decrease) increase in cash and cash equivalents            (4,116)             361
     Cash and cash equivalents at beginning of period              6,375              226
                                                               ---------           ------
     Cash and cash equivalents at end of period                $   2,259              587
                                                               =========           ======

  Supplemental cash flow information:
     Interest paid                                             $   1,110              959
     Income taxes paid, net                                    $      50               --

     See accompanying notes to condensed consolidated financial statements.

              UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

                                   (Unaudited)

1.   Basis of Presentation

         Presentation. The condensed consolidated financial statements included herein have been prepared by the Company without independent audit. In the opinion of the Company's management, all adjustments of a normal and recurring nature necessary to present fairly the financial position, results of operations and cash flows for the periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the period ended December 31, 2003. The results of operations for the three-month period ended March 31, 2004 are not necessarily indicative of operating results for the full year.

         Stock-Based Compensation. The Company accounts for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Stock-based compensation expense associated with option grants was not recognized in the net income for the quarters ended March 31, 2004 and 2003, as all options granted have had exercise prices equal to the market value of the underlying common stock on the dates of grant. The following table illustrates the effect on net income and income per common share if the Company had applied the fair-value-based recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation (in thousands, except per share amounts):


                                                              FOR THE THREE MONTHS
                                                                 ENDED MARCH 31,
                                                             ----------------------
                                                                 2004         2003
                                                             -------        -------
Net income (loss) as reported                                $   830        $  (271)
                                                             -------        -------
Stock-based compensation expense
  determined under fair-value-based method
  for all awards, net of related tax effects                     (33)            (3)
                                                             -------        -------
Pro forma net income                                         $   797        $  (274)
                                                             =======        =======
Basic and diluted income (loss) per common                   $  0.14        $ (0.05)
  Share, as reported
Pro forma basic and diluted income (loss) per
  common share                                               $  0.14        $ (0.05)

2.   Income (Loss) Per Share of Common Stock

         The following table sets forth the computation of basic and diluted income (loss) per common share:

                                                             QUARTER ENDED MARCH 31,
                                                              2004             2003
                                                           ----------       ----------
Numerator:
     Net income (loss) for basic income (loss)
        per common share                                   $      830             (271)
    Warrant interest adjustment                                    30               --
                                                           ----------       ----------
Net income (loss) for diluted income (loss) per
     common share                                          $      860             (271)
                                                           ==========       ==========
Denominator:
    Denominator for basic income (loss) per
       common share - weighted-average shares               5,818,479        5,799,845
                                                           ----------       ----------
     Effect of dilutive securities:
       Warrants                                                88,475               --
       Employee stock options                                  72,572               --
                                                           ----------       ----------
     Denominator for diluted income (loss per common
        share - adjusted weighted-average shares and
        assumed exercises                                   5,979,526        5,799,845
                                                           ==========       ==========

Basic and diluted income (loss) per
       common share                                        $     0.14            (0.05)
                                                           ==========       ==========



3.   Inventories

    Inventories consisted of the following at:
        (In thousands)


                                                      MARCH 31,      DECEMBER 31,
                                                        2004             2003
                                                     ----------      -----------
Lime and limestone inventories:
  Raw materials                                      $    1,722       $    1,616
  Finished goods                                            866              769
                                                     ----------       ----------
                                                          2,588            2,385
   Parts inventories                                      2,131            2,224
                                                     ----------       ----------
     Total inventories                               $    4,719       $    4,609
                                                     ==========       ==========


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

         The Loan is secured by a first lien on substantially all of the Company's assets, with the exception of accounts receivable and inventories which secure the Company's $6,000,000 revolving credit facility. The Loan agreement contains covenants that restrict the incurrence of debt, guaranties and liens, and places certain restrictions on the payment of dividends and the sale of significant assets. The Company is also required to meet minimum debt service coverage ratios on an ongoing basis and maintain a minimum level of tangible net worth.

         On March 3, 2003, the Company entered into a Loan and Security Agreement with another bank for a $5,000,000 revolving credit facility to replace a prior facility. In addition, the Company obtained a new $2,000,000 equipment line of credit (available for financing or leasing large mobile equipment used in its operations) from the same bank. The revolving credit facility is secured by the Company's accounts receivable and inventories, provides for an interest rate of LIBOR plus 2.75% and originally matured on March 1, 2004. On December 29, 2003, the Loan and Security Agreement was amended to increase the revolving credit facility to $6,000,000 and extend the maturity to April 1, 2005. As of March 31, 2004, the Company had no outstanding balance on the revolving credit facility. As of March 31, 2004, the Company had entered into approximately $1,100,000 of operating leases for mobile equipment under the $2,000,000 equipment line.

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

         On August 5, 2003, the Company sold $14,000,000 of unsecured subordinated notes (the "Sub Notes") in a private placement under Section 4(2) of the Securities Act of 1933 to three accredited investors, one of which is an affiliate of Inberdon Enterprises Ltd., the Company's majority shareholder ("Inberdon"), and another of which is an affiliate of Robert S. Beall, who owns approximately 11% of the Company's outstanding shares. The Company believes that the terms of the private placement are more favorable to the Company than the proposals previously received. Frost provided an opinion to the Company's Board of Directors that, from a financial point of view, the private placement was fair to the unaffiliated holders of the Company's common stock in relation to other potential subordinated debt transactions then available to the Company. The Company paid Frost an aggregate of $381,000 for its advice, placement services and opinion.

         The net proceeds of approximately $13,450,000 from the private placement have primarily been used to fund the Phase II expansion of the Company's Arkansas facilities. Terms of the Sub Notes include: a maturity date of August 5, 2008, subject to acceleration upon a change in control; no mandatory principal payments prior to maturity; an interest rate of 14% (12% paid in cash and 2% paid in cash or in kind at the Company's option); and, except as discussed below, no optional prepayment prior to August 5, 2005 and a 4% prepayment penalty if repaid before maturity. The terms of the Sub Notes are identical to one another, except that the Sub Note for the affiliate of Inberdon does not prohibit prepayment prior to August 5, 2005 and does not require a prepayment penalty if repaid before maturity, resulting in a weighted average prepayment penalty of approximately 2.4% if the Sub Notes are repaid before maturity. The Sub Notes include covenants similar to the covenants for the Loan.

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

         As a result of negotiations with the Company's existing bank lenders, the Loan and the revolving credit facility were amended to approve the terms of the Sub Notes. As part of these amendments, the Company is prohibited from paying any dividends in cash through June 30, 2005 without the prior written consent of the bank lenders.

         A summary of outstanding debt follows:
                     (In thousands)


                                                           MARCH 31,    DECEMBER 31,
                                                             2004           2003
                                                           ---------    ------------
Term loan                                                   $36,667        37,500
Sub Notes                                                    13,734        13,719
Revolving credit facility                                        --            --
                                                            -------       -------
     Subtotal                                                50,401        51,219
Less current installments                                     3,333         3,333
                                                            -------       -------
Debt, excluding current
     installments                                           $47,068        47,886
                                                            =======       =======


              The Company made a $3,000,000 principal prepayment on the Sub Notes on May 7, 2004. Pursuant to the terms of the Sub Notes, a $30,000 prepayment penalty was also paid on $1,500,000 of the principal prepayment.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS. Any statements contained in this Report that are not statements of historical fact are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements in this Report, including without limitation statements relating to the Company's plans, strategies, objectives, expectations, intentions, and adequacy of resources, are identified by such words as "will," "could," "should," "believe," "expect," "intend," "plan," "schedule," "estimate," "anticipate," and "project." The Company undertakes no obligation to publicly update or revise any forward-looking statements. The Company cautions that forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from expectations, including without limitation the following: (i) the Company's plans, strategies, objectives, expectations, and intentions are subject to change at any time in the Company's discretion; (ii) the Company's plans and results of operations will be affected by its ability to manage its growth; (iii) the Company's ability to meet short-term and long-term liquidity demands, including servicing the Company's debt; (iv) inclement weather conditions; (v) increased fuel costs; (vi) unanticipated delays or cost overruns in completing current or planned construction projects; (vii) reduced demand for the Company's products; and (viii) other risks and uncertainties set forth below or indicated from time to time in the Company's filings with the Securities and Exchange Commission, including the Company's Form 10-K for the fiscal year ended December 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operations was $3,133,000 for the quarter ended March 31, 2004, compared to $936,000 for the quarter ended March 31, 2003. The $2,197,000 increase primarily resulted from $830,000 of net income in the 2004 period compared to a loss of $271,000 in the first quarter 2003, the effect of noncash charges to income and other changes in working capital.

         The Company invested $6,443,000 in capital expenditures in the first quarter 2004, $4,698,000 of which related to the Phase II expansion of the Company's Arkansas facilities, compared to $1,798,000 of capital expenditures in the same period last year.

         Net cash used by financing activities was $806,000 in the first quarter 2004, including $833,000 for repayment of debt. Financing activities provided $1,223,000 net cash in the first quarter 2003, primarily from $2,201,000 of draws on the Company's revolving credit facility, partially offset by $833,000 repayment of debt and $145,000 payment of cash dividends.

         On March 3, 2003, the Company entered into a Loan and Security Agreement with another bank for a $5,000,000 revolving credit facility to replace a prior facility. In addition, the Company obtained a new $2,000,000 equipment line of credit (available for financing or leasing large mobile equipment used in its operations) from the same bank. The revolving credit facility is secured by the Company's accounts receivable and inventories, provides for an interest rate of LIBOR plus 2.75% and originally matured on March 1, 2004. On December 29, 2003, the Loan and Security Agreement was amended to increase the revolving credit facility to $6,000,000 and extend the maturity to April 1, 2005. As of March 31, 2004, the Company had no outstanding balance on the revolving credit facility. As of March 31, 2004, the Company had entered into approximately $1,100,000 of operating leases for mobile equipment under the $2,000,000 equipment line.

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

         On August 5, 2003, the Company sold $14,000,000 of unsecured subordinated notes (the "Sub Notes") in a private placement under Section 4(2) of the Securities Act of 1933 to three accredited investors, one of which is an affiliate of Inberdon Enterprises Ltd., the Company's majority shareholder ("Inberdon"), and another of which is an affiliate of Robert S. Beall, who owns approximately 11% of the Company's outstanding shares. The Company believes that the terms of the private placement are more favorable to the Company than the proposals previously received. Frost provided an opinion to the Company's Board of Directors that, from a financial point of view, the private placement was fair to the unaffiliated holders of the Company's common stock in relation to other potential subordinated debt transactions then available to the Company. The Company paid Frost an aggregate of $381,000 for its advice, placement services and opinion.

         The net proceeds of approximately $13,450,000 from the private placement have primarily been used to fund the Phase II expansion of the Company's Arkansas facilities. Terms of the Sub Notes include: a maturity date of August 5, 2008, subject to acceleration upon a change in control; no mandatory principal payments prior to maturity; an interest rate of 14% (12% paid in cash and 2% paid in cash or in kind at the Company's option); and, except as discussed below, no optional prepayment prior to August 5, 2005 and a 4% prepayment penalty if repaid before maturity. The terms of the Sub Notes are identical to one another, except that the Sub Note for the affiliate of Inberdon does not prohibit prepayment prior to August 5, 2005 and does not require a prepayment penalty if repaid before maturity, resulting in a weighted average prepayment penalty of approximately 2.4% if the Sub Notes are repaid before maturity. The Sub Notes include covenants similar to the covenants for the Loan.

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

         The Phase II expansion has doubled the Arkansas plant's quicklime production capacity through the installation of a second preheater rotary kiln and additional storage capacity substantially identical to the kiln system built in Phase I. Construction of the second kiln system commenced in the third quarter 2003 and was timely completed with lime production from the new kiln beginning in late February 2004. The plans for Phase II also include the rehabilitation of the distribution terminal in Shreveport, Louisiana, currently expected to be completed in 2004. The estimated total cost to complete Phase II is approximately $16,000,000, of which approximately $13,200,000 has been spent through March 31, 2004. The Company is financing the completion of the Phase II expansion principally through cash flows from operations.

         In March 2004, the Company incorporated a new Texas subsidiary, U. S. Lime - Houston ("Houston"), to conduct lime slurry operations in Houston, Texas. Houston had minimal activity in March 2004.

         The Company is not contractually committed to any planned capital expenditures until actual orders are placed for equipment. As of March 31, 2004, the Company had no material open orders.

         The Company made a $3,000,000 principal prepayment on the Sub Notes on May 7, 2004. Pursuant to the terms of the Sub Notes, a $30,000 prepayment penalty was also paid on $1,500,000 of the principal prepayment. As of the date of this report, the Company has $47,128,000 in total debt outstanding.

RESULTS OF OPERATIONS

         Revenues increased to $12,075,000 in the first quarter 2004 from $9,556,000 in the first quarter 2003, an increase of $2,519,000, or 26.4%. The increase in revenues for the first quarter 2004 compared to the 2003 quarter was primarily due to increased lime sales resulting from lime production from the new kiln at the Company's Arkansas plant which came on line in late February. Due in part to temporary lime shortages, principally in the states east of the Arkansas plant, the Company has sold most of the increased lime production at Arkansas during the quarter. These shortages were primarily due to increased consumption of lime for steel-related uses, closing of three lime plants in the Midwest and production difficulties at some competitors' plants. In addition, production at Texas during the first quarter 2003 was adversely affected by a winter ice storm and a natural gas curtailment.

         The Company's gross profit was $3,415,000 for the first quarter 2004, compared to $1,749,000 for the first quarter 2003, a 95.3% increase. Gross profit margin as a percentage of revenues and gross profit increased in the 2004 quarter compared to the 2003 quarter. These increases were primarily due to the increased lime sales volume, with prices remaining firm.

         Selling, general and administrative expenses ("SG&A") increased by $129,000, or 12.2%, to $1,188,000 in the first quarter 2004, compared to $1,059,000 in the first quarter 2003, principally as a result of increased employee wages and benefits, insurance costs and an increase on allowance for bad debts. As a percentage of sales, SG&A declined to 9.8% in the first quarter 2004 from 11.1% in the comparable 2003 quarter.

         Interest expense in the first quarter 2004 increased $186,000, or 18.2%, to $1,207,000, compared to $1,021,000 in the first quarter 2003. The increase in interest expense in the 2004 quarter primarily resulted from the private placement of the Sub Notes, partially offset by $3,333,000 in repayments on the Loan over the last 12 months. Approximately $303,000 of interest was capitalized in the first quarter 2004 as part of the Arkansas Phase II expansion project.

         Other, net was $18,000 income in the first quarter 2004, compared to $12,000 income in the first quarter 2003. During the first quarter 2003, the Company recorded embezzlement-related recoveries of $81,000, net of income tax benefits ($100,000 gross), and embezzlement-related costs of $69,000, net of income tax benefits ($81,000 gross).

         The Company's net income was $830,000 ($0.14 per basic and diluted share) during the first quarter 2004, compared to a net loss of $271,000 ($0.05 per basic and diluted share) during the first quarter 2003.

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

PART II. OTHER INFORMATION


ITEM 6:       EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits:

            31.1 Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.

            31.2 Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.

            32.1   Section 1350 Certification by the Chief Executive Officer.

            32.2   Section 1350 Certification by the Chief Financial Officer.

         (b) Reports on Form 8-K: None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           UNITED STATES LIME & MINERALS, INC.


May 11, 2004                   By:   /s/  Timothy W. Byrne
                                  ---------------------------------------------
                                  Timothy W. Byrne
                                  President and Chief Executive Officer
                                  Principal Executive Officer)


May 11, 2004                   By:   /s/  M. Michael Owens
                                  ---------------------------------------------
                                  M. Michael Owens
                                  Vice President and Chief Financial Officer
                                  (Principal Financial and Accounting Officer)

                       UNITED STATES LIME & MINERALS, INC.


                          Quarterly Report on Form 10-Q
                                  Quarter Ended
                                 March 31, 2004

                                Index to Exhibits


EXHIBIT
NUMBER            DESCRIPTION
-------           ------------
  31.1            Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive
                  Officer.

  31.2            Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial
                  Officer.

  32.1            Section 1350 Certification by the Chief Executive Officer.

  32.2            Section 1350 Certification by the Chief Financial Officer.