Form 10-Q
period 2004-06-30
UNITED STATES LIME & MINERALS INC
filed 2004-08-03
CIK 82020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ........ to ........

Commission file number is 000-4197

UNITED STATES LIME & MINERALS, INC.

(Exact name of registrant as specified in its charter)

TEXAS	75-0789226

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

13800 Montfort Drive, Suite 330, Dallas, TX	75240

(Address of principal executive offices)	(Zip Code)

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

     Yes [   ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 2, 2004, 5,843,530 shares of common stock, $0.10 par value, were outstanding.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)
(Unaudited)

	June 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$946	6,375
Trade receivables, net	8,777	6,959
Inventories	4,740	4,609
Prepaid expenses and other current assets	347	721

Total current assets	14,810	18,664
Property, plant and equipment, at cost	132,992	126,638
Less accumulated depreciation	(52,762)	(49,371)

Property, plant and equipment, net	80,230	77,267
Deferred tax assets, net	1,131	1,899
Other assets, net	1,392	1,670

Total assets	$97,563	99,500

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of debt	$3,333	3,333
Accounts payable	2,524	3,369
Accrued expenses	1,833	2,053

Total current liabilities	7,690	8,755
Debt, excluding current installments	43,303	47,886
Other liabilities	1,272	899

Total liabilities	52,265	57,540
Stockholders’ equity:
Common stock	584	582
Additional paid-in capital	10,512	10,458
Accumulated other comprehensive loss	(237)	(237)
Retained earnings	34,439	31,157

Total stockholders’ equity	45,298	41,960

Total liabilities and stockholders’ equity	$97,563	99,500

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands of dollars, except per share data)
(Unaudited)

	THREE MONTHS ENDED				SIX MONTHS ENDED
	JUNE 30,				JUNE 30,
	2004		2003		2004		2003
Revenues	$14,752	100.0%	$11,529	100.0%	$26,827	100.0%	$21,085	100.0%
Cost of revenues:
Labor and other operating expenses	8,255	56.0%	6,531	56.6%	15,297	57.0%	12,831	60.9%
Depreciation, depletion and amortization	1,892	12.8%	1,539	13.4%	3,510	13.1%	3,046	14.4%

	10,147	68.8%	8,070	70.0%	18,807	70.1%	15,877	75.3%

Gross profit	4,605	31.2%	3,459	30.0%	8,020	29.9%	5,208	24.7%
Selling, general and administrative expenses	1,214	8.2%	987	8.6%	2,402	9.0%	2,047	9.7%

Operating profit	3,391	23.0%	2,472	21.4%	5,618	20.9%	3,161	15.0%

Other expenses (income):
Interest expense	1,579	10.7%	1,038	9.0%	2,786	10.4%	2,059	9.8%
Other (income), net	(1,252)	(8.5)%	(699)	(6.1)%	(1,270)	(4.7)%	(711)	(3.4)%

	327	2.2%	339	2.9%	1,516	5.7%	1,348	6.4%

Income (loss) before income taxes	3,064	20.8%	2,133	18.5%	4,102	15.3%	1,813	8.6%

Income tax expense (benefit), net	612	4.2%	320	2.8%	820	3.1%	272	1.3%

Net income (loss)	$2,452	16.6%	$1,813	15.7%	$3,282	12.2%	$1,541	7.3%

Income (loss) per share of common stock:
Basic	$0.42		$0.31		$0.56		$0.27
Diluted	$0.42		$0.31		$0.56		$0.27

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)
(Unaudited)

	JUNE 30,
	2004	2003
Operating Activities:
Net income (loss)	$3,282	1,541
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation, depletion and amortization	3,615	3,156
Amortization of financing costs	276	137
Amortization of debt discount	84	—
Accretion of repurchase liability - warrants	91	—
Deferred income taxes	768	—
Loss on disposal of assets	40	14
Changes in operating assets and liabilities:
Trade receivables	(1,818)	(2,093)
Inventories	(67)	240
Prepaid expenses and other current assets	373	(746)
Other assets	1	(141)
Accounts payable and accrued expenses	213	354
Other liabilities	(216)	(127)

Total adjustments	3,360	794

Net cash provided by operations	$6,642	2,335
Investing Activities:
Purchase of property, plant and equipment	$(7,474)	(2,395)
Proceeds from sale of property, plant and equipment	13	6

Net cash used in investing activities	$(7,461)	(2,389)
Financing Activities:
Payment of common stock dividends	$—	(290)
Proceeds from borrowings, net	—	2,201
Repayment of debt	(4,667)	(1,667)
Proceeds from exercise of stock options	57	—

Net cash (used in) provided by financing activities	$(4,610)	244

Net (decrease) increase in cash and cash equivalents	(5,429)	190
Cash and cash equivalents at beginning of period	6,375	226

Cash and cash equivalents at end of period	$946	416

Supplemental cash flow information:
Interest paid	$2,669	1,922
Income taxes paid, net	$145	5

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.	Basis of Presentation

     Presentation. The condensed consolidated financial statements included herein have been prepared by the Company without independent audit. In the opinion of the Company’s management, all adjustments of a normal and recurring nature necessary to present fairly the financial position, results of operations and cash flows for the periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2003. The results of operations for the three and six-month periods ended June 30, 2004 are not necessarily indicative of operating results for the full year.

     Stock-Based Compensation. The Company accounts for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Stock-based compensation expense associated with option grants was not recognized in the net income for the quarters ended March 31 and June 30, 2004 and 2003, as all options granted have had exercise prices equal to the market value of the underlying common stock on the dates of grant. The following table illustrates the effect on net income and income per common share if the Company had applied the fair-value-based recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income as reported	$2,452	1,813	3,282	1,541
Stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	(61)	(13)	(94)	(16)

Pro forma net income	$2,391	1,800	3,188	1,525

Basic and diluted income per common share, as reported	$0.42	0.31	0.56	0.27
Pro forma basic income per common share	$0.41	0.31	0.55	0.26
Pro forma diluted income per common share	$0.40	0.31	0.54	0.26

2.	Income (Loss) Per Share of Common Stock

     The following table sets forth the computation of basic and diluted income (loss) per common share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Numerator:
Net income for basic income per common share	$2,452	1,813	3,282	1,541
Warrant interest adjustment (1)	—	—	—	—

Net income for diluted income per common share	$2,452	1,813	3,282	1,541

Denominator:
Denominator for basic income per common share – weighted-average shares	5,828,069	5,799,845	5,823,250	5,799,845

Effect of dilutive securities:
Warrants (1)	—	—	—	—
Employee stock options	74,526	932	73,436	466

Denominator for diluted income per common share – adjusted weighted- average shares and assumed exercises	5,902,595	5,800,777	5,896,686	5,800,311

Basic and diluted income per common share	$0.42	0.31	0.56	0.27

(1)Potential dilutive warrant shares and associated warrant interest adjustment are excluded from the computations of diluted income per common share for the 2004 periods presented above because they are antidilutive.

3.	Inventories

     Inventories consisted of the following at:

	June 30,	December 31,
(In thousands of dollars)	2004	2003
Lime and limestone inventories:
Raw materials	$1,810	$1,616
Finished goods	562	769

	2,372	2,385
Parts inventories	2,368	2,224

Total inventories	$4,740	$4,609

4.	Oil and Gas Lease

     As of May 28, 2004, the Company entered into an oil and gas lease agreement with EOG Resources, Inc. with respect to oil and gas rights on its Cleburne, Texas property. Pursuant to the lease, the Company received a lease bonus payment of $1,192,000 which is reflected in other income for the quarter ended June 30, 2004. In addition, the Company retained a royalty interest in oil and gas produced from any successful wells drilled on the leased property.

5.	Banking Facilities and Other Debt

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

     The Loan is secured by a first lien on substantially all of the Company’s assets, with the exception of accounts receivable and inventories which secure the Company’s $6,000,000 revolving credit facility. The Loan agreement contains covenants that restrict the incurrence of debt, guaranties and liens, and places certain restrictions on the payment of dividends and the sale of significant assets. The Company is also required to meet minimum debt service coverage ratios on an ongoing basis and maintain a minimum level of tangible net worth.

     On March 3, 2003, the Company entered into a Loan and Security Agreement with one of its banks for a $5,000,000 revolving credit facility to replace a prior facility. In addition, the Company obtained a new $2,000,000 equipment line of credit (available for financing or leasing large mobile equipment used in its operations) from the same bank. The revolving credit facility is secured by the Company’s accounts receivable and inventories, provides for an interest rate of LIBOR plus 2.75% and originally matured on March 1, 2004. On December 29, 2003, the Loan and Security Agreement was amended to increase the revolving credit facility to $6,000,000 and extend the maturity to April 1, 2005. As of July 31, 2004, the Company had an outstanding balance of $1,250,000 on the revolving credit facility and had entered into approximately $1,100,000 of operating leases for mobile equipment under the $2,000,000 equipment line.

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

     On August 5, 2003, the Company sold $14,000,000 of unsecured subordinated notes (the “Sub Notes”) in a private placement under Section 4(2) of the Securities Act of 1933 to three accredited investors, one of which is an affiliate of Inberdon Enterprises Ltd., the Company’s majority shareholder (“Inberdon”), and another of which is an affiliate of Robert S. Beall, who owns approximately 11% of the Company’s outstanding shares. The Company believes that the terms of the private placement are more favorable to the Company than the proposals previously received. Frost provided an opinion to the Company’s Board of Directors that, from a financial point of view, the private placement was fair to the unaffiliated holders of the Company’s common stock in relation to other potential subordinated debt transactions then available to the Company. The Company paid Frost an aggregate of $381,000 for its advice, placement services and opinion.

     The net proceeds of approximately $13,450,000 from the private placement were primarily used to fund the Phase II expansion of the Company’s Arkansas facilities. Terms of the Sub Notes include: a maturity date of August 5, 2008, subject to acceleration upon a change in control; no mandatory principal payments prior to maturity; an interest rate of 14% (12% paid in cash and 2% paid in cash or in kind at the Company’s option); and, except as discussed below, no optional prepayment prior to August 5, 2005 and a 4% prepayment penalty if repaid before maturity. The terms of the Sub Notes are identical to one another, except that the Sub Note for the affiliate of Inberdon does not prohibit prepayment prior to August 5, 2005 and does not require a prepayment penalty if repaid before maturity, resulting in a weighted average prepayment penalty of approximately 2.4% if the Sub Notes are repaid before maturity. The Sub Notes include covenants similar to the covenants for the Loan.

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

     As a result of negotiations with the Company’s existing bank lenders, the Loan and the revolving credit facility were amended to approve the terms of the Sub Notes. As part of these amendments, the Company is prohibited from paying any dividends in cash through June 30, 2005 without the prior written consent of the bank lenders.

     A summary of outstanding debt at the dates indicated is as follows:

	June 30,	December 31,
(In thousands of dollars)	2004	2003
Term loan	$35,833	37,500
Sub Notes	11,000	14,000
Discount on Sub Notes	(197)	(281)
Revolving credit facility	—	—

Subtotal	46,636	51,219
Less current installments	3,333	3,333

Debt, excluding current installments	$43,303	47,886

     The Company made a $3,000,000 principal prepayment on the Sub Notes on May 7, 2004. Pursuant to the terms of the Sub Notes, a $30,000 prepayment penalty was also paid on $1,500,000 of the principal prepayment. On July 29, 2004, the Company made another $3,000,000 principal prepayment on the Sub Notes. No prepayment penalty was required for the July payment.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements. Any statements contained in this Report that are not statements of historical fact are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements in this Report, including without limitation statements relating to the Company’s plans, strategies, objectives, expectations, intentions, and adequacy of resources, are identified by such words as “will,” “could,” “should,” “believe,” “expect,” “intend,” “plan,” “schedule,” “estimate,” “anticipate,” and “project.” The Company undertakes no obligation to publicly update or revise any forward-looking statements. The Company cautions that forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from expectations, including without limitation the following: (i) the Company’s plans, strategies, objectives, expectations, and intentions are subject to change at any time in the Company’s discretion; (ii) the Company’s plans and results of operations will be affected by its ability to manage its growth; (iii) the Company’s ability to meet short-term and long-term liquidity demands, including servicing the Company’s debt; (iv) inclement weather conditions; (v) increased fuel costs; (vi) unanticipated delays or cost overruns in completing current or planned construction projects; (vii) reduced demand for the Company’s products; and (viii) other risks and uncertainties set forth below or indicated from time to time in the Company’s filings with the Securities and Exchange Commission, including the Company’s Form 10-K for the fiscal year ended December 31, 2003.

Liquidity and Capital Resources

     Net cash provided by operations was $6,642,000 for the six months ended June 30, 2004, compared to $2,335,000 for the six months ended June 30, 2003. The $4,307,000 increase was primarily the result of the $1,741,000 increase in net income in the 2004 period compared to the same period in 2003, a $459,000 increase in depreciation, $768,000 of deferred tax expense, and a $1,000,000 net increase from changes in operating assets and liabilities in the 2004 period compared to the 2003 period. The most significant change in operating assets and liabilities was a $746,000 increase in prepaid expenses and other current assets in the first six months 2003, primarily due to the accrual of $813,000 of embezzlement-related recoveries, compared to a $373,000 decrease in the comparable 2004 period primarily resulting from amortization of prepaid insurance expense.

     The Company invested $7,474,000 in capital expenditures in the first six months 2004, $4,912,000 of which related to the Phase II expansion of the Company’s Arkansas facilities, compared to $2,395,000 in the same period last year.

     Financing activities used $4,610,000 net cash in the first six months 2004, primarily for repayment of debt. Net cash provided by financing activities was $244,000 in the first six months 2003, primarily from $2,201,000 of draws on the Company’s revolving credit facility, partially offset by $1,667,000 repayment of debt and $290,000 payment of cash dividends.

     On March 3, 2003, the Company entered into a Loan and Security Agreement with one of its banks for a $5,000,000 revolving credit facility to replace a prior facility. In addition, the Company obtained a new $2,000,000 equipment line of credit (available for financing or leasing large mobile equipment used in its operations) from the same bank. The revolving credit facility is secured by the Company’s accounts receivable and inventories, provides for an interest rate of LIBOR plus 2.75% and originally matured on March 1, 2004. On December 29, 2003, the Loan and Security Agreement was amended to increase the revolving credit facility to $6,000,000 and extend the maturity to April 1, 2005. As of July 31, 2004, the Company had an outstanding balance of $1,250,000 on the revolving credit facility and has entered into approximately $1,100,000 of operating leases for mobile equipment under the $2,000,000 equipment line.

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

     On August 5, 2003, the Company sold $14,000,000 of unsecured subordinated notes (the “Sub Notes”) in a private placement under Section 4(2) of the Securities Act of 1933 to three accredited investors, one of which is an affiliate of Inberdon Enterprises Ltd., the Company’s majority shareholder (“Inberdon”), and another of which is an affiliate of Robert S. Beall, who owns approximately 11% of the Company’s outstanding shares. The Company believes that the terms of the private placement are more favorable to the Company than the proposals previously received. Frost provided an opinion to the Company’s Board of Directors that, from a financial point of view, the private placement was fair to the unaffiliated holders of the Company’s common stock in relation to other potential subordinated debt transactions then available to the Company. The Company paid Frost an aggregate of $381,000 for its advice, placement services and opinion.

     The net proceeds of approximately $13,450,000 from the private placement were primarily used to fund the Phase II expansion of the Company’s Arkansas facilities. Terms of the Sub Notes include: a maturity date of August 5, 2008, subject to acceleration upon a change in control; no mandatory principal payments prior to maturity; an interest rate of 14% (12% paid in cash and 2% paid in cash or in kind at the Company’s option); and, except as discussed below, no optional prepayment prior to August 5, 2005 and a 4% prepayment penalty if repaid before maturity. The terms of the Sub Notes are identical to one another, except that the Sub Note for the affiliate of Inberdon does not prohibit prepayment prior to August 5, 2005 and does not require a prepayment penalty if repaid before maturity, resulting in a weighted average prepayment penalty of approximately 2.4% if the Sub Notes are repaid before maturity. The Sub Notes include covenants similar to the covenants for the Loan.

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

     The Phase II expansion has doubled the Arkansas plant’s quicklime production capacity through the installation of a second preheater rotary kiln and additional storage capacity substantially identical to the kiln system built in Phase I. Construction of the second kiln system commenced in the third quarter 2003 and was completed with lime production from the new kiln beginning in late February 2004. The plans for Phase II also include the rehabilitation of the distribution terminal in Shreveport, Louisiana, currently expected to be completed in 2004. The estimated total cost to complete Phase II is approximately $16,000,000, of which approximately $13,400,000, including capitalized interest, has been spent through June 30, 2004. The Company plans to finance the completion of the Phase II expansion principally through cash flows from operations.

     In March 2004, the Company incorporated a new Texas subsidiary, U. S. Lime – Houston (“Houston”), to conduct lime slurry operations in Houston, Texas.

     The Company is not contractually committed to any planned capital expenditures until actual orders are placed for equipment. As of June 30, 2004, the Company had no material open orders.

     The Company made a $3,000,000 principal prepayment on the Sub Notes on May 7, 2004. Pursuant to the terms of the Sub Notes, a $30,000 prepayment penalty was also paid on $1,500,000 of the principal prepayment. On July 29, 2004, the Company made another $3,000,000 prepayment on the Sub Notes, reducing the outstanding principal balance to $8,000,000. No prepayment penalty was required for the July payment. As of July 31, 2004, the Company has $43,358,000 in total debt outstanding.

Results of Operations

     Revenues increased to $14,752,000 in the second quarter 2004 from $11,529,000 in the second quarter 2003, an increase of $3,223,000, or 28.0%. Prices remained firm and the increases in revenues for the second quarter 2004 primarily resulted from increased sales resulting from lime production from the new kiln at the Company’s Arkansas plant which came on line in late February 2004. The Company’s revenues increased in the second quarter 2004 in spite of near record levels of rainfall in the quarter that reduced construction demand for products from the Company’s Texas plant. In the first half 2004, revenues increased to $26,827,000 from $21,085,000 in the first half 2003, an increase of $5,742,000, or 27.2%, primarily resulting from sales of the increased lime production from the new Arkansas kiln.

     Due in part to continuing temporary lime shortages, principally in the states east of the Arkansas plant, the Company sold most of the increased lime production at Arkansas during the quarter. These shortages were primarily due to increased consumption of lime for steel-related uses, closing of three lime plants in the Midwest, and production difficulties at some competitors’ plants.

     The Company’s gross profit increased to $4,605,000 for the second quarter 2004 from $3,459,000 for the second quarter 2003, an increase of $1,146,000, or 33.1%. Compared to the 2003 quarter, gross profit margin as a percentage of revenues and gross profit increased in the 2004 quarter primarily due to the increase in lime sales volume, partially offset by a $353,000 increase in depreciation that was primarily attributable to depreciation of the new kiln in the 2004 quarter. For the first half 2004, the Company’s gross profit increased to $8,020,000 from $5,208,000 for the comparable 2003 period, an increase of $2,812,000, or 54.0%. Gross profit margin and gross profit increased in the first half 2004, compared to the same period last year, primarily due to the increase in lime sales volume resulting from the new Arkansas kiln, partially offset by a $464,000 increase in depreciation primarily resulting from placing the new kiln in service in late February 2004.

     Natural gas prices remain high and solid fuel costs are also increasing. In addition, the Company has experienced delays in rail delivery of some of its coal due to the problems a major rail carrier is experiencing with its rail system. This has resulted in the Company’s having to purchase higher priced coal from sources other than its normal provider. The Company is currently reviewing various alternatives to ensure long-term supplies for solid fuels, but expects its fuel costs to continue to increase.

     Selling, general and administrative expenses (“SG&A”) increased to $1,214,000 in the second quarter 2004 from $987,000 in the second quarter 2003, an increase of $227,000, or 22.9%. As a percentage of sales, SG&A declined to 8.2% in the second quarter 2004 from 8.6% in the 2003 quarter. SG&A increased to $2,402,000 in the first six months 2004 from $2,047,000 in the comparable 2003 period, an increase of $355,000, or 17.4%. As a percentage of sales, SG&A declined to 9.0% in the first six months 2004 from 9.7% in 2003. The increase in SG&A in 2004 was primarily attributable to increases in salaries, employee bonuses and benefits, increased reserves for bad debts and audit and professional fees along with expenses associated with the startup of slurry operations in Houston.

     Interest expense in the second quarter 2004 increased to $1,579,000 from $1,038,000 in the second quarter 2003, an increase of $541,000, or 52.1%. Interest expense in the first six months 2004 increased to $2,786,000 from $2,059,000 in the first six months 2003, an increase of $727,000, or 35.3%. The increase in interest expense in 2004 primarily resulted from the private placement of the Sub Notes, partially offset by the $3,333,000 in repayments on the Loan and $3,401,000 in repayment of the Company’s revolving Credit Facility over the last 12 months. Approximately $334,000 of interest was capitalized in the first half 2004 as part of the Arkansas Phase II expansion project.

     Other, net was $1,252,000 income in the second quarter 2004, as compared to $699,000 income in the second quarter 2003. In the second quarter 2004, the receipt of an oil and gas lease bonus payment of $1,192,000 ($954,000, or $0.16 per share, net of income taxes) for the lease of the Company’s oil and gas rights on its Cleburne, Texas property was the primary other income. Other, net in the 2003 quarter consisted of interest, other income and $813,000 ($691,000, or $0.12 per share, net of income taxes) of embezzlement-related recoveries, partially offset by $105,000 of embezzlement-related costs. In the first six months 2004, other, net was $1,270,000 income as compared to $711,000 income in the comparable 2003 period. In the first half 2004, the $1,192,000 oil and gas lease bonus was the primary other income. Other, net in the 2003 period consisted of interest, other income and $913,000 of embezzlement-related recoveries, partially offset by $186,000 of embezzlement-related costs.

     Income tax expense increased to $612,000 in the second quarter from $320,000 in the second quarter 2003, an increase of $292,000. For the first six months 2004, income tax expense increased to $820,000 from $272,000 in the comparable 2003 period, an increase of $548,000.

     The Company’s net income increased to $2,452,000 ($0.42 per share) during the second quarter 2004 from net income of $1,813,000 ($0.31 per share) during the second quarter 2003, an increase of $639,000, or 35.2%. For the first six months 2004, the Company’s net income increased to $3,282,000 ($0.56 per share) compared to net income of $1,541,000 ($0.27 per share) during the comparable 2003 period, an increase of $1,741,000, or 113.0%.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Not Applicable.

ITEM 4: CONTROLS AND PROCEDURES

     The Company’s management, with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this report were effective.

     No change in the Company’s internal control over financial reporting occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 4: SUBMISISON OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of Shareholders was held May 5, 2004 in Dallas, Texas. The table below shows the proposal submitted to shareholders in the Company’s Proxy Statement, dated April 5, 2004:

Election of Directors	FOR	WITHHELD
Timothy W. Byrne	5,442,225	65,125
Richard W. Cardin	5,432,793	74,557
Antoine M. Doumet	5,409,523	97,827
Wallace G. Irmscher	5,431,593	75,757
Edward A. Odishaw	5,431,593	75,757

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

10.1	Oil and Gas Lease Agreement dated as of May 28, 2004 between Texas Lime Company and EOG Resources, Inc.

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.

32.1	Section 1350 Certification by the Chief Executive Officer.

32.2	Section 1350 Certification by the Chief Financial Officer.

b.	Reports on Form 8-K:

On June 2, 2004, the Company filed a Form 8-K Current Report announcing that it had entered into an oil and gas lease on its Cleburne, Texas property.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED STATES LIME & MINERALS, INC.

August 3, 2004	By:	/s/ Timothy W. Byrne
Timothy W. Byrne
President and Chief Executive Officer (Principal Executive Officer)

August 3, 2004	By:	/s/ M. Michael Owens
M. Michael Owens
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

UNITED STATES LIME & MINERALS, INC.

Quarterly Report on Form 10-Q
Quarter Ended
June 30, 2004

Index to Exhibits

EXHIBIT
NUMBER	DESCRIPTION
10.1	Oil and Gas Lease Agreement dated as of May 28, 2004 between Texas Lime Company and EOG Resources, Inc.

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.

32.1	Section 1350 Certification by the Chief Executive Officer.

32.2	Section 1350 Certification by the Chief Financial Officer.