Form 10-Q
period 2004-09-30
UNITED STATES LIME & MINERALS INC
filed 2004-11-03
CIK 82020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number is 000-4197

UNITED STATES LIME & MINERALS, INC.

(Exact name of registrant as specified in its charter)

TEXAS (State or other jurisdiction of	75-0789226 (I.R.S. Employer
incorporation or organization)	Identification No.)

13800 Montfort Drive, Suite 330, Dallas, TX (Address of principal executive offices)	75240 (Zip Code)

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

     Yes [X]   No__

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

     Yes___    No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 2, 2004, 5,843,530 shares of common stock, $0.10 par value, were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)
(Unaudited)

	September 30,	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$1,199	6,375
Trade receivables, net	9,467	6,959
Inventories	4,952	4,609
Prepaid expenses and other current assets	334	721

Total current assets	15,952	18,664
Property, plant and equipment, at cost	134,217	126,638
Less accumulated depreciation	(54,062)	(49,371)

Property, plant and equipment, net	80,155	77,267
Deferred tax assets, net	732	1,899
Other assets, net	775	1,670

Total assets	$97,614	99,500

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of debt	$2,500	3,333
Accounts payable-trade	3,840	3,369
Accrued expenses	2,767	2,053

Total current liabilities	9,107	8,755
Debt, excluding current installments	40,680	47,886
Other liabilities	795	899

Total liabilities	50,582	57,540
Stockholders’ equity:
Common stock	584	582
Additional paid-in capital	10,516	10,458
Accumulated other comprehensive loss	(237)	(237)
Retained earnings	36,169	31,157

Total stockholders’ equity	47,032	41,960

Total liabilities and stockholders’ equity	$97,614	99,500

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands of dollars, except per share data)
(Unaudited)

	THREE MONTHS ENDED				NINE MONTHS ENDED
	September 30,				September 30,
	2004		2003		2004		2003
Revenues	$15,770	100.0%	$12,849	100.0%	$42,597	100.0%	$33,934	100.0%
Cost of revenues:
Labor and other operating expenses	8,595	54.5%	6,935	54.0%	23,893	56.1%	19,766	58.2%
Depreciation, depletion and amortization	2,016	12.8%	1,527	11.9%	5,525	13.0%	4,573	13.5%

	10,611	67.3%	8,462	65.9%	29,418	69.1%	24,339	71.7%

Gross profit	5,159	32.7%	4,387	34.1%	13,179	30.9%	9,595	28.3%
Selling, general and administrative expenses	1,246	7.9%	1,188	9.2%	3,648	8.5%	3,235	9.6%

Operating profit	3,913	24.8%	3,199	24.9%	9,531	22.4%	6,360	18.7%

Other expenses (income):
Interest expense	2,056	13.0%	1,256	9.8%	4,841	11.3%	3,315	9.8%
Other (income), net	(190)	(1.2)%	3	0.0%	(1,459)	(3.4)%	(708)	(2.1)%

	1,866	11.8%	1,259	9.8%	3,382	7.9%	2,607	7.7%

Income (loss) before income taxes	2,047	13.0%	1,940	15.1%	6,149	14.5%	3,753	11.0%

Income tax expense (benefit), net	317	2.0%	298	2.3%	1,137	2.7%	570	1.6%

Net income (loss)	$1,730	11.0%	$1,642	12.8%	$5,012	11.8%	$3,183	9.4%

Income (loss) per share of common stock:
Basic	$0.30		$0.28		$0.86		$0.55
Diluted	$0.29		$0.28		$0.85		$0.55

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)
(Unaudited)

	September 30,
	2004	2003
Operating Activities:
Net income (loss)	$5,012	3,183
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation, depletion and amortization	5,601	4,756
Amortization of financing costs	1,074	236
Amortization of debt discount	161	—
Accretion of repurchase liability - warrants	111	—
Deferred income taxes	1,167	258
Loss on disposal of assets	20	40
Changes in operating assets and liabilities:
Trade receivables	(2,508)	(2,766)
Inventories	(279)	399
Prepaid expenses and other current assets	386	(346)
Other assets	92	(416)
Accounts payable and accrued expenses	2,464	1,246
Other liabilities	(716)	153

Total adjustments	7,573	3,560

Net cash provided by operations	12,585	6,743
Investing Activities:
Purchase of property, plant and equipment	(9,404)	(5,074)
Proceeds from sale of property, plant and equipment	53	6

Net cash used in investing activities	(9,351)	(5,068)
Financing Activities:
Payment of common stock dividends	—	(290)
Proceeds from revolving credit facilities, net	6,500	2,201
Proceeds from term loan, net of $270 issuance costs	29,730	—
Repayment of term loans	(37,700)	(5,901)
Proceeds from subordinated debt, net of $550 issuance costs	—	13,450
Repayment of subordinated debt	(7,000)	—
Proceeds from exercise of stock options	60	—

Net cash (used in) provided by financing activities	(8,410)	9,460

Net (decrease) increase in cash and cash equivalents	(5,176)	11,135
Cash and cash equivalents at beginning of period	6,375	226

Cash and cash equivalents at end of period	$1,199	11,361

Supplemental cash flow information:
Interest paid	$3,856	3,138
Income taxes paid, net	$165	76

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.   Basis of Presentation

     Presentation. The condensed consolidated financial statements included herein have been prepared by the Company without independent audit. In the opinion of the Company’s management, all adjustments of a normal and recurring nature necessary to present fairly the financial position, results of operations and cash flows for the periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2003. Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. The results of operations for the three- and nine-month periods ended September 30, 2004 are not necessarily indicative of operating results for the full year.

     Stock-Based Compensation. The Company accounts for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Stock-based compensation expense associated with option grants was not recognized in the net income for the quarters ended March 31, June 30 and September 30, 2004 and 2003, as all options granted have had exercise prices equal to the market value of the underlying common stock on the dates of grant. The following table illustrates the effect on net income and income per common share if the Company had applied the fair-value-based recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income as reported	$1,730	1,642	5,012	3,183
Stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	(36)	(9)	(129)	(25)

Pro forma net income	$1,694	1,633	4,883	3,158

Basic income per common share, as reported	$0.30	0.28	0.86	0.55
Diluted income per common share, as reported	$0.29	0.28	0.85	0.55
Pro forma basic income per common share	$0.29	0.28	0.84	0.54
Pro forma diluted income per common share	$0.28	0.28	0.83	0.54

2.   Income Per Share of Common Stock

     The following table sets forth the computation of basic and diluted income per common share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Numerator:
Net income for basic income per common share	$1,730	1,642	5,012	3,183
Warrant interest adjustment	21	—	21	—

Net income for diluted income per common share	$1,751	1,642	5,033	3,183

Denominator:
Denominator for basic income per common share – weighted-average shares	5,844,082	5,799,845	5,830,245	5,799,845

Effect of dilutive securities:
Warrants	94,813	—	31,604	—
Employee stock options	85,367	13,280	75,785	4,694

Denominator for diluted income per common share – adjusted weighted- average shares and assumed exercises	6,024,262	5,813,125	5,937,634	5,804,539

Basic income per common share	$0.30	0.28	0.86	0.55

Diluted income per common share	$0.29	0.28	0.85	0.55

3.   Inventories

Inventories consisted of the following at:
(In thousands of dollars)

	September 30,	December 31,
	2004	2003
Lime and limestone inventories:
Raw materials	$2,062	$1,616
Finished goods	485	769

	2,547	2,385
Parts inventories	2,405	2,224

Total inventories	$4,952	$4,609

4.   Oil and Gas Lease

     As of May 28, 2004, the Company entered into an oil and gas lease agreement with EOG Resources, Inc. with respect to oil and gas rights on its Cleburne, Texas property. Pursuant to the lease, the Company has received lease bonus payments totaling $1,328,000, which are reflected in other income for the nine months ended September 30, 2004. In addition, the Company retained a royalty interest in oil and gas produced from any successful wells drilled on the leased property.

5.    Banking Facilities and Other Debt

     On August 25, 2004, the Company entered into a credit agreement with a new bank (the “Lender”) that includes a five-year $30,000,000 term loan (the “New Term Loan”), and a three-year $30,000,000 revolving credit facility (the “New Revolving Credit Facility”; together, the “New Credit Facility”). At the closing of the New Credit Facility, the Company borrowed $37,780,000 (the entire New Term Loan, and $7,780,000 on the New Revolving Credit Facility) to repay the outstanding balances, including a prepayment penalty, on the Company’s previous bank term loan and revolving credit facility. Pursuant to a security agreement, also dated August 25, 2004 (the “Security Agreement”), the New Term Loan and the New Revolving Credit Facility are secured by the Company’s and its subsidiaries’ existing and hereafter acquired tangible assets, intangible assets and real property.

     The New Term Loan required a principal payment of $200,000 on September 30, 2004 and quarterly principal payments of $625,000 thereafter, which equates to a 12-year amortization, with a final principal payment of $17,925,000 due on August 25, 2009. Subject to continued compliance with financial covenants, the Company may make additional draws on the New Revolving Credit Facility, which matures August 25, 2007. The Lender may accelerate the maturity of the New Term Loan and the New Revolving Credit Facility if any event of default, as defined under the New Credit Facility, occurs.

     The New Term Loan and the New Revolving Credit Facility bear interest, at the Company’s option, at LIBOR plus a margin of 1.25% to 2.50%, or the Lender’s Prime Rate plus a margin of minus 0.50% to plus 0.50%. The margins are determined quarterly in accordance with a defined rate spread based upon the ratio of the Company’s average total funded senior indebtedness for the preceding four quarters to earnings before interest, taxes, depreciation, depletion and amortization (EBITDA) for the twelve months ended on the last day of the most recent calendar quarter. The initial margins are 1.75% for LIBOR and 0.0% for Prime Rate loans. From August 25 to September 27, 2004, the interest rates on the Company’s borrowings under the New Term Loan and the New Revolving Credit Facility were 3.375% for $35,000,000, and 4.5% for the remaining $2,780,000. The Company paid the Lender an origination fee equal to 0.25% of the total amount committed under the New Credit Facility. In conjunction with the New Credit Facility, the Company entered into a hedge to fix LIBOR for the New Term Loan at 3.87% on $25,000,000 for the period September 30, 2004 through the maturity date, and on the remaining principal balance of approximately $4,700,000 for the period December 31, 2004 through the maturity date, resulting in an interest rate of 5.62% for the New Term Loan based on the current LIBOR margin of 1.75%. The hedges have been designated as cash flow hedges, and as such, changes in the fair market value will be a component of stockholders’ equity. The fair market value of the hedges approximates cost at September 30, 2004. The interest rate on the $25,000,000 for the period of September 27 through September 29, 2004 was the Prime Rate of 4.5%. The interest rate on the remaining loan balances was reset on September 27, 2004 based on LIBOR, Prime Rate and margins of 1.75% for LIBOR and 0.0% for Prime Rate loans.

     The New Credit Facility and Security Agreement contain covenants that restrict the incurrence of debt, guaranties and liens, and place restrictions on investments and the sale of significant assets. The Company is also required to meet a minimum debt service coverage ratio and not exceed specified leverage ratios. The New Credit Facility provides that the Company may pay annual dividends, not to exceed $1,500,000, so long as after such payment, the Company remains solvent and the payment does not cause or result in any default or event of default as defined under the New Credit Facility.

     As a result of entering into the New Credit Facility and borrowings thereunder, the Company repaid all of the $35,556,000 outstanding debt under its $50,000,000 Senior Secured Term Loan (the “Old Term Loan”) and terminated the associated credit agreement that had been entered into on April 22, 1999 with a consortium of commercial banks. The Old Term Loan was repayable over a period of approximately eight years, maturing on March 30, 2007, and required monthly principal payments of $278,000, which began April 30, 2000, with a final principal payment of $26,944,000 on March 30, 2007, which equated to a 15-year amortization.

     The interest rate on the first $30,000,000 borrowed under the Old Term Loan was 8.875%. The subsequent installments bore interest from the date they were funded at 3.52% above the secondary market yield of the United States Treasury obligation maturing May 15, 2005. The blended rate for the additional $20,000,000 was 9.84%.

     Upon the prepayment of the Old Term Loan, the Company was required to pay a prepayment penalty of approximately $235,000, which was included in interest expense in the third quarter 2004. Also, approximately $632,000 of unamortized financing costs relating to the Old Term Loan was included in interest expense in the third quarter.

     The Company also terminated its old $6,000,000 revolving credit facility and repaid the $1,750,000 outstanding principal balance. In addition, the Company had a $2,000,000 equipment line of credit (available for financing or leasing large mobile equipment used in its operations) from the bank that had issued the revolving credit facility. The revolving credit facility was secured by the Company’s accounts receivable and inventories, provided for an interest rate of LIBOR plus 2.75% and originally matured on March 1, 2004. On December 29, 2003, the Loan and Security Agreement had been amended to increase the revolving credit facility from $5,000,000 to $6,000,000 and extend the maturity to April 1, 2005. As of September 30, 2004, the Company had entered into approximately $1,100,000 of operating leases for mobile equipment under the $2,000,000 equipment line that are continuing.

     On August 5, 2003, the Company sold $14,000,000 of unsecured subordinated notes (the “Sub Notes”) in a private placement under Section 4(2) of the Securities Act of 1933 to three accredited investors, one of which is an affiliate of Inberdon Enterprises Ltd., the Company’s majority shareholder (“Inberdon”), and another of which is an affiliate of Robert S. Beall, who owns approximately 11% of the Company’s outstanding shares. The Company believes that the terms of the private placement were more favorable to the Company than the proposals previously received. Frost Securities, Inc. (“Frost”) provided an opinion to the Company’s Board of Directors that, from a financial point of view, the private placement was fair to the unaffiliated holders of the Company’s common stock in relation to other potential subordinated debt transactions then available to the Company. The Company paid Frost an aggregate of $381,000 for its advice, placement services and opinion.

     The net proceeds of approximately $13,450,000 from the private placement were primarily used to fund the Phase II expansion of the Company’s Arkansas facilities. Terms of the Sub Notes include: a maturity date of August 5, 2008, subject to acceleration upon a change in control; no mandatory principal payments prior to maturity; an interest rate of 14% (12% paid in cash and 2% paid in cash or in kind at the Company’s option); and, except as discussed below, no optional prepayment prior to August 5, 2005 and a 4% prepayment penalty if repaid before maturity. The terms of the Sub Notes are identical to one another, except that the Sub Note for the affiliate of Inberdon does not prohibit prepayment prior to August 5, 2005 and does not require a prepayment penalty if repaid before maturity, resulting in a weighted average prepayment penalty of approximately 2.4% if the Sub Notes are repaid before maturity. The Sub Notes require compliance with the Company’s other debt agreements and restrict the sale of significant assets.

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

     The Company made a $3,000,000 principal prepayment on the Sub Notes on May 7, 2004. Pursuant to the terms of the Sub Notes, a $30,000 prepayment penalty was paid on $1,500,000 of the principal prepayment. During the third quarter 2004, the Company made principal prepayments on the Sub Notes totaling $4,000,000. No prepayment penalty was required for the third quarter payments.

     A summary of outstanding debt at the dates indicated is as follows:

(In thousands of dollars)

	September 30,	December 31,
	2004	2003
New Term Loan	$29,800	—
Old Term Loan	—	37,500
Sub Notes	7,000	14,000
Discount on Sub Notes	(120)	(281)
Revolving Credit Facility	6,500	—

Subtotal	43,180	51,219
Less current installments	2,500	3,333

Debt, excluding current installments	$40,680	47,886

          Amounts payable on the Company’s long-term debt outstanding as of September 30, 2004 is as follows:

(In thousands of dollars)

Total	2004	2005-2006	2007-2008	Thereafter
$43,180	625	5,000	18,380	19,175

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

Liquidity and Capital Resources

     Net cash provided by operations was $12,585,000 for the nine months ended September 30, 2004, compared to $6,743,000 for the nine months ended September 30, 2003. The $5,842,000 increase was primarily the result of the $1,829,000 increase in net income in the 2004 period compared to the same period in 2003, a $845,000 increase in depreciation, a $838,000 increase in amortization of financing costs primarily resulting from the refinancing of the Company’s debt and prepayments of $7,000,000 on the Sub Notes, a $909,000 increase in deferred tax expense and a $1,189,000 net increase from changes in operating assets and liabilities in the 2004 period compared to the 2003 period. The Company’s trade receivables traditionally increase in the first nine months of the year due to increased demand for the Company’s products by the construction industry during the summer months. In 2004, trade receivables, net also increased due to increased lime sales primarily resulting from lime production from the new Arkansas kiln.

     Financing activities used $8,410,000 net cash in the first nine months 2004, primarily for repayment of debt. Net cash provided by financing activities was $9,460,000 in the first nine months 2003, primarily from net proceeds of $13,450,000 from the private placement of the Sub Notes and $2,201,000 of draws on the Company’s revolving credit facility, partially offset by $5,901,000 repayment of debt.

     On August 25, 2004, the Company entered into a credit agreement with a new bank (the “Lender”) that includes a five-year $30,000,000 term loan (the “New Term Loan”), and a three-year $30,000,000 revolving credit facility (the “New Revolving Credit Facility”; together, the “New Credit Facility”). At the closing of the New Credit Facility, the Company borrowed $37,780,000 (the entire New Term Loan, and $7,780,000 on the New Revolving Credit Facility) to repay the outstanding balances, including a prepayment penalty, on the Company’s previous bank term loan and revolving credit facility. Pursuant to a security agreement, also dated August 25, 2004 (the “Security Agreement”), the New Term Loan and the New Revolving Credit Facility are secured by the Company’s and its subsidiaries’ existing and hereafter acquired tangible assets, intangible assets and real property.

     The New Term Loan required a principal payment of $200,000 on September 30, 2004 and quarterly principal payments of $625,000 thereafter, which equates to a 12-year amortization, with a final principal payment of $17,925,000 due on August 25, 2009. Subject to continued compliance with financial covenants, the Company may make additional draws on the New Revolving Credit Facility, which matures August 25, 2007. The Lender may accelerate the maturity of the New Term Loan and the New Revolving Credit Facility if any event of default, as defined under the New Credit Facility, occurs.

     The New Term Loan and the New Revolving Credit Facility bear interest, at the Company’s option, at LIBOR plus a margin of 1.25% to 2.50%, or the Lender’s Prime Rate plus a margin of minus 0.50% to plus 0.50%. The margins are determined quarterly in accordance with a defined rate spread based upon the ratio of the Company’s average total funded senior indebtedness for the preceding four quarters to earnings before interest, taxes, depreciation, depletion and amortization (EBITDA) for the twelve months ended on the last day of the most recent calendar quarter. The initial margins are 1.75% for LIBOR and 0.0% for Prime Rate loans. From August 25 to September 27, 2004, the interest rates on the Company’s borrowings under the New Term Loan and the New Revolving Credit Facility were 3.375% for $35,000,000, and 4.5% for the remaining $2,780,000. The Company paid the Lender an origination fee equal to 0.25% of the total amount committed under the New Credit Facility. In conjunction with the New Credit Facility, the Company entered into a hedge to fix LIBOR for the New Term Loan at 3.87% on $25,000,000 for the period September 30, 2004 through the maturity date, and on the remaining principal balance of approximately $4,700,000 for the period December 31, 2004 through the maturity date, resulting in an interest rate of 5.62% for the New Term Loan based on the current LIBOR margin of 1.75%. The hedges have been designated as cash flow hedges, and as such, changes in the fair market value will be a component of stockholders’ equity. The fair market value of the hedges approximates cost at September 30, 2004. The interest rate on the $25,000,000 for the period of September 27 through September 29, 2004 was the Prime Rate of 4.5%. The interest rate on the remaining loan balances was reset on September 27, 2004 based on LIBOR, Prime Rate and margins of 1.75% for LIBOR and 0.0% for Prime Rate loans.

     The New Credit Facility and Security Agreement contain covenants that restrict the incurrence of debt, guaranties and liens, and place restrictions on investments and the sale of significant assets. The Company is also required to meet a minimum debt service coverage ratio and not exceed specified leverage ratios. The New Credit Facility provides that the Company may pay annual dividends, not to exceed $1,500,000, so long as after such payment, the Company remains solvent and the payment does not cause or result in any default or event of default as defined under the New Credit Facility.

     As a result of entering into the New Credit Facility and borrowings thereunder, the Company repaid all of the $35,556,000 outstanding debt under its $50,000,000 Senior Secured Term Loan (the “Old Term Loan”) and terminated the associated credit agreement that had been entered into on April 22, 1999 with a consortium of commercial banks. The Old Term Loan was repayable over a period of approximately eight years, maturing on March 30, 2007, and required monthly principal payments of $278,000, which began April 30, 2000, with a final principal payment of $26,944,000 on March 30, 2007, which equated to a 15-year amortization.

     The interest rate on the first $30,000,000 borrowed under the Old Term Loan was 8.875%. The subsequent installments bore interest from the date they were funded at 3.52% above the secondary market yield of the United States Treasury obligation maturing May 15, 2005. The blended rate for the additional $20,000,000 was 9.84%.

     Upon the prepayment of the Old Term Loan, the Company was required to pay a prepayment penalty of approximately $235,000, which was included in interest expense in the third quarter 2004.

Also, approximately $632,000 of unamortized financing costs relating to the Old Term Loan was included in interest expense in the third quarter.

     The Company also terminated its old $6,000,000 revolving credit facility and repaid the $1,750,000 outstanding principal balance. In addition, the Company had a $2,000,000 equipment line of credit (available for financing or leasing large mobile equipment used in its operations) from the bank that had issued the revolving credit facility. The revolving credit facility was secured by the Company’s accounts receivable and inventories, provided for an interest rate of LIBOR plus 2.75% and originally matured on March 1, 2004. On December 29, 2003, the Loan and Security Agreement had been amended to increase the revolving credit facility from $5,000,000 to $6,000,000 and extend the maturity to April 1, 2005. As of September 30, 2004, the Company had entered into approximately $1,100,000 of operating leases for mobile equipment under the $2,000,000 equipment line that are continuing.

     On August 5, 2003, the Company sold $14,000,000 of unsecured subordinated notes (the “Sub Notes”) in a private placement under Section 4(2) of the Securities Act of 1933 to three accredited investors, one of which is an affiliate of Inberdon Enterprises Ltd., the Company’s majority shareholder (“Inberdon”), and another of which is an affiliate of Robert S. Beall, who owns approximately 11% of the Company’s outstanding shares. The Company believes that the terms of the private placement were more favorable to the Company than the proposals previously received. Frost Securities, Inc. (“Frost”) provided an opinion to the Company’s Board of Directors that, from a financial point of view, the private placement was fair to the unaffiliated holders of the Company’s common stock in relation to other potential subordinated debt transactions then available to the Company. The Company paid Frost an aggregate of $381,000 for its advice, placement services and opinion.

     The net proceeds of approximately $13,450,000 from the private placement were primarily used to fund the Phase II expansion of the Company’s Arkansas facilities. Terms of the Sub Notes include: a maturity date of August 5, 2008, subject to acceleration upon a change in control; no mandatory principal payments prior to maturity; an interest rate of 14% (12% paid in cash and 2% paid in cash or in kind at the Company’s option); and, except as discussed below, no optional prepayment prior to August 5, 2005 and a 4% prepayment penalty if repaid before maturity. The terms of the Sub Notes are identical to one another, except that the Sub Note for the affiliate of Inberdon does not prohibit prepayment prior to August 5, 2005 and does not require a prepayment penalty if repaid before maturity, resulting in a weighted average prepayment penalty of approximately 2.4% if the Sub Notes are repaid before maturity. The Sub Notes require compliance with the Company’s other debt agreements and restrict the sale of significant assets.

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

     The Company made a $3,000,000 principal prepayment on the Sub Notes on May 7, 2004. Pursuant to the terms of the Sub Notes, a $30,000 prepayment penalty was paid on $1,500,000 of the principal prepayment. During the third quarter 2004, the Company made principal prepayments on the Sub Notes totaling $4,000,000. No prepayment penalty was required for the third quarter payments. As of September 30, 2004, the Company had $43,180,000 in total debt outstanding.

     The Company’s future contractual obligations have not changed materially from the amounts disclosed in Part II, Item 7 of the 2003 Form 10-K with the following exceptions that occurred in the nine months ended September 30, 2004:

•	As previously discussed, the Company refinanced its Long-Term Debt in August 2004. See Note 5 for a list of payments due on Long-Term Debt.

•	The Company made $7,000,000 of principal prepayments on the Sub Notes which were reflected as being due in 2008.

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

     The estimated total cost to complete Phase II is approximately $17,000,000. The Company invested $9,404,000 in capital expenditures in the first nine months 2004, $5,492,000 of which related to the Phase II expansion, compared to $5,074,000 in the same period last year, $2,064,000 of which related to the Phase II expansion. The Company plans to finance the completion of the Phase II expansion and other capital needs principally through cash flows from operations and draws on the New Revolving Credit Facility.

     In March 2004, the Company incorporated a new Texas subsidiary, U. S. Lime – Houston, to conduct lime slurry operations in Houston, Texas.

     The Company is not contractually committed to any planned capital expenditures until actual orders are placed for equipment. As of September 30, 2004, the Company had open orders of approximately $3,600,000 for capital projects.

Results of Operations

     Revenues increased to $15,770,000 in the third quarter 2004 from $12,849,000 in the third quarter 2003, an increase of $2,921,000, or 22.7%. For the third quarter 2004, prices remained firm, and the increases in revenues primarily resulted from increased sales resulting from lime production from the new kiln at the Company’s Arkansas plant, which came on line in late February 2004. The Company’s revenues increased in the third quarter 2004 in spite of higher than normal levels of rainfall in the quarter which resulted in reduced construction demand for products from the Company’s Texas plant. In the first nine months 2004, revenues increased to $42,597,000 from $33,934,000 in the first nine months 2003, an increase of $8,663,000, or 25.5%, primarily resulting from sales of the increased lime production from the new Arkansas kiln.

     Due in part to continuing lime shortages principally in the eastern half of the United States, the Company sold substantially all of the increased lime production at Arkansas during the quarter. These shortages were primarily due to increased consumption of lime for steel-related uses and the closing of three lime plants in the Midwest in 2003.

     The Company’s gross profit increased to $5,159,000 for the third quarter 2004 from $4,387,000 for the third quarter 2003, an increase of $772,000, or 17.6%. Compared to the 2003 quarter, gross profit increased in the 2004 quarter primarily due to the increase in lime sales volume, partially offset by a $489,000 increase in depreciation primarily attributable to depreciation of the new kiln. Gross profit margin as a percentage of revenues decreased slightly in the 2004 quarter compared to the 2003 quarter primarily due to increased depreciation and the start up of the Company’s Houston slurry operations. For the first nine months 2004, the Company’s gross profit increased to $13,179,000 from $9,595,000 for the comparable 2003 period, an increase of $3,584,000, or 37.4%. Gross profit margin and gross profit increased in the first nine months 2004, compared to the same period last year primarily due to the increase in lime sales volume resulting from the new Arkansas kiln, partially offset by a $952,000 increase in depreciation primarily resulting from placing the new kiln in service in late February 2004.

     Natural gas prices remain high, and solid fuel costs are also increasing. In addition, the Company has experienced delays in rail delivery of some of its coal requirements due to the problems a major rail carrier is experiencing with its rail system. This has resulted in the Company’s having to purchase higher priced coal from sources other than its normal provider. The Company expects to continue to experience higher fuel prices for the remainder of 2004 and additional significant increases in 2005. Higher energy cost may adversely impact the Company’s future earnings if it is unable to pass these increased costs on to customers. The Company has entered into pricing arrangements for coal and petroleum coke for 2005 that include price increases averaging approximately 20% for 2005 compared with 2004 prices.

     Selling, general and administrative expenses (“SG&A”) increased to $1,246,000 in the third quarter 2004 from $1,188,000 in the third quarter 2003, an increase of $58,000, or 4.9%. As a percentage of sales, SG&A declined to 7.9% in the third quarter 2004 from 9.2% in the 2003 quarter. SG&A increased to $3,648,000 in the first nine months 2004 from $3,235,000 in the comparable 2003 period, an increase of $413,000, or 12.8%. As a percentage of sales, SG&A declined to 8.5% in the first nine months 2004 from 9.6% in the comparable 2003 period. The increase in SG&A in 2004 was primarily attributable to increases in employee compensation and benefits, increased reserves for bad debts and increased audit and professional fees.

     Interest expense in the third quarter 2004 increased to $2,056,000 from $1,256,000 in the third quarter 2003, an increase of $800,000, or 63.7%. Interest expense in the first nine months 2004 increased to $4,841,000 from $3,315,000 in the first nine months 2003, an increase of $1,526,000, or 46.0%. The increase in interest expense in 2004 primarily resulted from the $235,000 prepayment penalty and the expensing of $632,000 unamortized prepaid financing costs, both of which resulted from the Company’s debt refinancing in August 2004, and the private placement of the Sub Notes in August 2003. These were partially offset by the $9,153,000 in repayments of the Company’s debt over the last 12 months and reduced interest rates resulting from the August 2004 debt refinancing. Approximately $366,000 of interest was capitalized in the first nine months 2004 as part of the Arkansas Phase II expansion project, compared to approximately $59,000 capitalized in the comparable 2003 period.

     Other, net was $190,000 income in the third quarter 2004, as compared to $3,000 expense in the third quarter 2003. In the third quarter 2004, the Company received an additional $136,000 oil and gas lease bonus payment, which was the primary other income item in the quarter. In the first nine months 2004, other, net was $1,459,000 income, compared to $708,000 income in the comparable 2003 period. In the first nine months 2004, the receipt of oil and gas lease bonus payments totaling $1,328,000 ($1,082,000, or $0.19 per share / $0.18 diluted, net of income taxes) for the lease of the Company’s oil and gas rights on its Cleburne, Texas property was the primary other income. Other, net in the 2003 period consisted of interest, other income and $719,000 for embezzlement-related recoveries net of embezzlement-related costs ($636,000, or $0.11 per share, net of income taxes).

     Income tax expense increased to $317,000 in the third quarter from $298,000 in the third quarter 2003, an increase of $19,000. For the first nine months 2004, income tax expense increased to $1,137,000 from $570,000 in the comparable 2003 period, an increase of $567,000.

     The Company’s net income increased to $1,730,000 ($0.30 per share / $0.29 diluted) during the third quarter 2004 from net income of $1,642,000 ($0.28 per share) during the third quarter 2003, an increase of $88,000, or 5.4%. For the first nine months 2004, the Company’s net income increased to $5,012,000 ($0.86 per share / $0.85 diluted) compared to net income of $3,183,000 ($0.55 per share) during the comparable 2003 period, an increase of $1,829,000 or 57.5%.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

     The Company is exposed to changes in interest rates, primarily as a result of floating interest rates on its New Term Loan and New Revolving Credit Facility. At September 30, 2004, the Company had $36,300,000 of indebtedness outstanding under floating rate debt. The Company has entered into interest rate swap agreements to swap floating rates for fixed rates at 3.87% plus the applicable margin on $25,000,000 for the period of September 30, 2004 through maturity, and $4,700,000 for the period of December 31, 2004 through maturity, leaving $11,300,000 subject to interest rate risk at September 30, 2004. Assuming no additional borrowings or repayments on the New Revolving Credit Facility, approximately $6,500,000 of debt will be subject to interest rate risk at December 31, 2004. A 100 basis point increase in interest rates would result in an increase in interest expense and a decrease in income before taxes of approximately $65,000 per year. This amount has been estimated by calculating the impact of such hypothetical interest rate increase on the Company’s non-hedged, floating rate debt of $6,500,000 outstanding under the New Revolving Credit Facility at September 30, 2004. Additional borrowings under the New Revolving Credit Facility would increase this estimate.

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

ITEM 6: EXHIBITS

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

     UNITED STATES LIME & MINERALS, INC.

November 3, 2004	By:	/s/ Timothy W. Byrne
Timothy W. Byrne
President and Chief Executive Officer (Principal Executive Officer)

November 3, 2004	By:	/s/ M. Michael Owens
M. Michael Owens
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

UNITED STATES LIME & MINERALS, INC.

Quarterly Report on Form 10-Q
Quarter Ended
September 30, 2004

Index to Exhibits

EXHIBIT
NUMBER	DESCRIPTION
31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.

32.1	Section 1350 Certification by the Chief Executive Officer.

32.2	Section 1350 Certification by the Chief Financial Officer.