Form 10-K
period 2004-12-31
UNITED STATES LIME & MINERALS INC
filed 2005-03-24
CIK 82020

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark
One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 0-4197
United States Lime & Minerals, Inc.
(Exact name of Registrant as specified in its charter)

Texas	75-0789226
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

13800 Montfort Drive, Suite 330 Dallas, Texas (Address of principal executive offices)	75240 (Zip code)
Registrant’s telephone number, including area code:
972-991-8400
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.10 par value
      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.     ☑
      Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act).     Yes ☐          No ☑
      The aggregate market value of Common Stock held by non-affiliates computed as of the last business day of the Registrant’s quarter ended June 30, 2004: $19,865,733.
      Number of shares of Common Stock outstanding as of March 23, 2005: 5,876,338.
DOCUMENTS INCORPORATED BY REFERENCE
      Part III incorporates information by reference from the Registrant’s definitive Proxy Statement to be filed for its 2005 Annual Meeting of Shareholders. Part IV incorporates certain exhibits by reference from the Registrant’s previous filings.

PART I
ITEM 1.     BUSINESS.

General. The business of United States Lime & Minerals, Inc. (the “Company” or the “Registrant”), which was incorporated in 1950, is the production and sale of lime and limestone products. The Company extracts high-quality limestone from its quarries and processes it for sale as pulverized limestone, quicklime, hydrated lime and lime slurry. These operations were conducted during 2004 by five wholly-owned subsidiaries of the Company: Arkansas Lime Company, Colorado Lime Company, Texas Lime Company, U.S. Lime Company — Houston and U.S. Lime Company — Shreveport.
      The Company’s principal corporate office is located at 13800 Montfort Drive, Suite 330, Dallas, Texas 75240. The Company’s telephone number is (972) 991-8400, and its internet address is www.uslm.com. The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge on or through the Company’s website as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the Securities and Exchange Commission.

Business and Products. The Company extracts high-quality limestone from its quarries and then processes it for sale as pulverized limestone, quicklime, hydrated lime and lime slurry. Pulverized limestone (also referred to as ground calcium carbonate) is a dried product ground to granular and finer sizes. Quicklime (calcium oxide) is produced by heating limestone to very high temperatures in kilns in a process called calcination. Hydrated lime (calcium hydroxide) is produced by reacting quicklime with water in a controlled process. Lime slurry (milk of lime) is a suspended solution of calcium hydroxide produced by mixing quicklime with water in a lime slaker.
      Pulverized limestone is used primarily in the production of construction materials such as roofing shingles and asphalt paving, as an additive to agriculture feeds, in the production of glass, as a soil enhancement and for mine safety dust in coal mining operations. Quicklime is used primarily in metal processing, the flue gas desulphurization process for utilities, soil stabilization for highway and building construction, the manufacturing of paper products and in sanitation and water treatment systems. Hydrated lime is used primarily in municipal sanitation and water treatment, in soil stabilization for highway and building construction, in the production of chemicals and in the production of construction materials such as stucco, plaster and mortar. Lime slurry is used primarily in soil stabilization for highway and building construction.

Product Sales. In 2004, the Company sold most of its products in the states of Arkansas, Colorado, Indiana, Kansas, Louisiana, Mississippi, Missouri, New Mexico, Oklahoma, Pennsylvania, Tennessee, Texas and West Virginia. Sales are made primarily by the Company’s eight sales employees who call on potential customers and solicit orders which are generally made on a purchase-order basis. The Company also receives orders in response to bids that it prepares and submits to potential customers.
      Principal customers for the Company’s lime and limestone products are highway, street and parking lot contractors, steel producers, municipal sanitation and water treatment facilities, paper manufacturers, chemical producers, roofing shingle manufacturers, poultry and cattle feed producers and glass manufacturers. During 2004, the strongest demand for the Company’s lime and limestone products was from highway, street and parking lot contractors, steel producers and roofing shingle manufacturers.
      Approximately 675 customers accounted for the Company’s sales of lime and limestone products during 2004. No single customer accounted for more than 10% of such sales. The Company is generally not subject to significant customer risks as its customers are considerably diversified as to geographic location and industrial concentration. However, given the nature of the lime and limestone industry, the Company’s profits are very sensitive to changes in sales volume.
      Lime and limestone products are transported by truck and rail to customers generally within a radius of 400 miles of each of the Company’s processing plants. All of the Company’s sales are made within the United States.

Order Backlog. The Company does not believe that backlog information accurately reflects anticipated annual revenues or profitability from year to year.

Seasonality. The Company’s sales have historically reflected seasonal trends, with the largest percentage of total annual shipments and revenues being realized in the second and third quarters. Lower seasonal demand normally results in reduced shipments and revenues in the first and fourth quarters. Inclement weather conditions generally have a negative impact on the demand for lime and limestone products supplied to construction related customers, as well as on the Company’s open-pit mining operations.

Limestone Reserves. The Company has two subsidiaries that extract limestone from open-pit quarries: Texas Lime Company, which is located 14 miles from Cleburne, Texas, and Arkansas Lime Company, which is located near Batesville, Arkansas. A third subsidiary, Colorado Lime Company, owns limestone resources at Monarch Pass located 15 miles west of Salida, Colorado. No mining took place on the Colorado property in 2004. Existing crushed stone stockpiles on the property were used to provide feedstock to the plant in Salida. Access to all locations is provided by paved roads.
      Texas Lime Company operates upon a tract of land containing approximately 470 acres, including the Cleburne Quarry. The Company owns approximately 2,700 acres adjacent to the quarry. Both the quarry and the adjacent land contain known high-quality limestone reserves in a bed averaging 28 feet in thickness, with an overburden that ranges from 0 to 50 feet. The Company also has mineral interests in approximately 560 acres of land adjacent to the northwest boundary of the Company’s property. The calculated reserves, as of December 31, 2004, were approximately 34,000,000 tons of proven reserves plus approximately 91,000,000 tons of probable reserves. Assuming the current level of production and recovery rate is maintained, the Company estimates that these reserves are sufficient to sustain operations for approximately 80 years.
      Arkansas Lime Company operates the Batesville Quarry and has hydrated lime and limestone production facilities on a second site linked to the quarry by its own standard-gauge railroad. The active quarry operations cover approximately 725 acres of land containing a known deposit of high-quality limestone. The average thickness of the high-quality limestone deposit is approximately 70 feet, with an average overburden thickness of 35 feet. The Company also owns approximately 325 additional acres containing additional high-quality limestone deposits adjacent to the present quarry, but separated from it by a public highway. The average thickness of this second high-quality limestone deposit is approximately 55 feet, with an average overburden of 20 feet. The calculated reserves, as of December 31, 2004, were approximately 18,000,000 tons of proven reserves plus an additional 33,500,000 tons of probable reserves. Assuming the current level of production and recovery rate is maintained, the Company estimates that reserves are sufficient to sustain operations for approximately 40 years.
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

Mining. The Company extracts limestone by the open-pit method at its Texas and Arkansas quarries. Monarch Pass is also an open-pit quarry, but is not being mined at this time. The open-pit method consists of removing any overburden comprising soil, trees and other substances, including inferior limestone, and then extracting the exposed high-quality limestone. Open-pit mining is generally less expensive than underground mining. The principal disadvantage of the open-pit method is that operations are subject to inclement weather. The limestone is extracted by drilling and blasting, utilizing standard mining equipment. After extraction, limestone is crushed, screened and ground in the case of pulverized limestone, or further processed in kilns and hydrators in the case of quicklime and hydrated lime, before shipment. The Company has no knowledge of any recent changes in the physical quarrying conditions on any of its properties which have materially affected its mining operations, and no such changes are anticipated.

Plants and Facilities. The Company produces lime and/or limestone products at three plants, one terminal and one slurry facility:
      The Cleburne, Texas plant has an annual capacity of approximately 470,000 tons of quicklime from rotary kilns. The plant also has pulverized limestone equipment which, depending on the product mix, has the capacity to produce approximately 1,000,000 tons of pulverized limestone annually.
      The Arkansas plant is situated at the Batesville Quarry. The plant’s limestone and hydratimg facilities are situated on a tract of 290 acres located approximately two miles from the Batesville Quarry, to which it is connected by a Company-owned, standard-gauge railroad. Utilizing two rotary kilns, including a new kiln completed in the first quarter 2004, this plant has an annual capacity of approximately 420,000 tons of quicklime. The plant also has two grinding systems which, depending on the product mix, have the capacity to produce 400,000 tons of pulverized limestone annually.
      In 1999, the Company commenced a modernization and expansion of the Arkansas facility, which was designed to expand production and improve quality and service. The first of two phases of the Arkansas modernization and expansion project began in the fourth quarter 1999. Phase I involved the redevelopment of the quarry plant, rebuilding of the railroad to standard gauge, the purchase of a facility to establish an out-of-state terminal in Shreveport, Louisiana, the installation of a rotary kiln with preheater and increased product storage and loading capacity. The Company completed Phase I in the second quarter 2001.
      The Phase II expansion doubled the Arkansas plant’s quicklime production capacity through the installation of a second preheater rotary kiln and additional kiln-run storage capacity substantially identical to the kiln system built in Phase I. Construction of the second kiln system commenced in the third quarter 2003 and was completed with lime production from the new kiln beginning in late February 2004. The plans for Phase II also included refurbishing the distribution terminal in Shreveport, Louisiana, which is connected to a railroad, to provide lime storage, hydrating and distribution capacity to service markets in Louisiana and East Texas. This terminal began operations in December 2004.
      The Company maintains lime hydrating equipment and limestone drying and pulverizing equipment at both the Texas and Arkansas plants. Storage facilities for lime and pulverized limestone products at each plant consist primarily of cylindrical tanks, which are considered by the Company to be adequate to protect its lime and limestone products and to provide an available supply for customers’ needs at the existing volume of shipments. Equipment is maintained at each plant to load trucks, and at the Arkansas plant to load railroad cars.
      Colorado Lime Company operates a limestone drying, grinding and bagging facility, with an annual capacity of approximately 50,000 tons, on 8 acres of land in Salida, Colorado. The property is leased from the Union Pacific Railroad for a five-year term, ending June 2009, with a renewal option for an additional five years. This plant’s facilities also include a small rotary lime kiln which is permitted for operation, but is presently dormant. A mobile stone crushing and screening plant is also situated at the Monarch Pass Quarry, to produce agricultural grade limestone, with an annual capacity of up to 40,000 tons.
      U.S. Lime Company-Houston commenced operations in March 2004 and services the Greater Houston area construction market. This facility uses quicklime to produce lime slurry.
      The Company believes that its processing plants are adequately maintained and insured. Both the Texas and Arkansas plants have recently been modernized and expanded. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition.”
      Employees. The Company employed, at December 31, 2004, 211 persons, 25 of whom are engaged in administrative and management activities, and eight of whom are engaged in sales activities. Of the Company’s 178 production employees, 118 are covered by two collective bargaining agreements. The agreement for the Arkansas facility expires in January 2008, and the agreement for the Texas facility expires in November 2005.

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
      Producers tend to be concentrated on known limestone formations where competition takes place on a regional basis. The industry as a whole has expanded its customer base and, while the steel industry is still the largest market sector, it also counts environmental-related users, chemical users and other industrial users, including pulp and paper producers and road builders, among its major customers.
      There is a continuing trend of consolidation in the lime and limestone industry, with the three largest lime companies now accounting for more than two-thirds of North American lime production capacity. In addition to the consolidations, and often in conjunction with them, many lime producers have undergone modernization and expansion projects to upgrade their processing equipment in an effort to improve operating efficiency. The Company’s Texas and Arkansas modernization and expansion projects should allow it to continue to remain competitive, protect its markets and position itself for the future. In addition, the Company will continue to evaluate external opportunities for expansion. However, the Company may have to revise its strategy, or otherwise find ways to enhance the value of the Company, including entering into strategic partnerships, mergers, acquisitions, or other transactions.
      Impact of Environmental Laws and Liabilities. The Company owns or controls large areas of land, upon which it operates limestone quarries and/or processing plants, with inherent environmental responsibilities and environmental compliance costs, including capital, maintenance and operating costs with respect to pollution control facilities, the cost of ongoing monitoring programs and other similar costs.
      The Company’s operations are subject to various federal, state, and local laws and regulations relating to the environment, health and safety, and other regulatory matters including the Clear Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, and the Comprehensive Environmental Response, Compensation, and Liability Act, as well as the Toxic Substances Control Act (“Environmental Laws”). These Environmental Laws grant the United States Environmental Protection Agency (“EPA”) and state governmental agencies the authority to promulgate regulations that could result in substantial expenditures on pollution control and waste management. The rate of change of Environmental Laws has been rapid over the last decade, and compliance can require significant expenditures. For example, federal legislation required Texas Lime Company and Arkansas Lime Company to apply for “Title V” operating permits that have significant ongoing compliance monitoring costs. In addition to the Title V permits, other environmental operating permits are required for the Company’s operations, and such permits are subject to modification, renewal and revocation. Also, raw materials and fuels used to manufacture lime and calcium contain chemicals and compounds, such as trace metals, that may be classified as hazardous substances. The EPA implemented the lime maximum achievable control technology (“MACT”) regulations on January 5, 2004 to control emissions of hazardous air pollutants from lime plants. Existing plants must determine how the rules apply, then develop and implement a plan to be in compliance by January 5, 2008. The MACT regulations will require additional performance testing, monitoring of operations, reporting, and development and implementation of startup, shutdown and malfunction plans for the Company’s lime plants.
      Carbon dioxide (“CO2”) emission reductions remain an issue for the Company and other similar manufacturing companies. The consequences of CO2 reduction measures are potentially significant, as the production of CO2 is inherent in the manufacture of lime (calcination of limestone) and some other products, such as cement. The Company and other lime manufacturers, through the National Lime Association, the leading industry trade association, committed to the Department of Energy (“DOE”) and EPA to reduce the production of greenhouse gases, such as CO2. The commitment focuses on achieving energy-related reductions in emissions intensity, as it was understood that the lime industry cannot reduce emissions from the calcination of limestone. Although the DOE’s and EPA’s current efforts to decrease greenhouse gas emissions are voluntary, there is no assurance that a change in the law will not be adopted that would have a material adverse effect on our financial condition, results of operations, cash flows or competitive position.
      In part in response to requirements of environmental regulatory agencies, the Company incurred capital expenditures related to environmental activities of approximately $410,000 in 2004 and $400,000 in 2003. The Company’s recurring costs associated with managing and disposing of potentially hazardous substances (such as fuels and lubricants used in operations) and maintaining pollution control equipment amounted to approximately $590,000 in 2004 and $400,000 in 2003. The Company has not been named as a potentially responsible party in any federal superfund cleanup site or state-lead cleanup site.
      The Company records environmental accruals, based on studies and estimates, when it is probable that it has incurred a reasonably estimable liability. The accruals are adjusted when further information warrants an adjustment. The Company believes that its accrual for environmental costs at December 31, 2004 is reasonable.
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
ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
      The Company did not submit any matters to a vote of security holders during the fourth quarter 2004.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
      The Company’s common stock is quoted on the Nasdaq National Market® under the symbol “USLM.” As of March 23, 2005, the Company had approximately 500 stockholders of record
      As of March 23, 2005, the Company had 500,000 shares of $5.00 par value preferred stock authorized; however, none has been issued.
      The Company did not pay any dividends during 2004, and does not plan on paying dividends in 2005.
      The low and high sales prices for the Company’s common stock, as well as dividends declared in 2003 on the common stock, for the periods indicated were:

	2004		2003

	Market Price		Market Price
					Dividends
	Low	High	Low	High	Declared

First Quarter	$6.95	$10.97	$2.82	$4.80	$0.025
Second Quarter	$7.50	$11.90	$3.00	$4.00	$0.025
Third Quarter	$8.05	$11.83	$3.11	$4.90	—
Fourth Quarter	$8.61	$11.35	$4.26	$8.70	—

ITEM 6.	SELECTED FINANCIAL DATA.

	Years Ended December 31,

	2004	2003	2002	2001	2000

	(Dollars in thousands, except per share amounts)
Operating results
Revenues	$55,679	$45,256	$39,162	$39,753	$32,456
Gross profit	$17,020	$13,062	$9,508	$10,465	$6,505
Operating profit	$11,980	$8,574	$5,539	$6,390	$2,569
Income (loss) before taxes	$7,713	$4,804	$671	$2,189	$(820)
Net income (loss)	$6,329	$3,860	$636	$1,773	$(635)
Income (loss) per share of common stock:
Basic	$1.08	$0.67	$0.11	$0.32	$(0.16)
Diluted	$1.07	$0.67	$0.11	$0.32	$(0.16)

	As of December 31,

	2004	2003	2002	2001	2000

Total assets	$100,339	$99,500	$84,519	$89,409	$93,614
Long-term debt, excluding current installments	$41,390	$47,886	$37,500	$40,833	$44,167
Stockholders’ equity per outstanding common share	$8.25	$7.22	$6.60	$6.64	$6.97
Cash dividends per common share	$—	$0.05	$0.10	$0.10	$0.10
Employees	$211	$201	$198	$200	$212
      See “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Notes to Consolidated Financial Statements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
FORWARD-LOOKING STATEMENTS.
      Any statements contained in this Report that are not statements of historical fact are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements in this Report, including without limitation statements relating to management’s plans, strategies, objectives, expectations, intentions and adequacy of resources, are identified by such words as “will,” “could,” “should,” “believe,” “expect,” “intend,” “plan,” “schedule,” “estimate,” “anticipate” and “project.” We undertake no obligation to publicly update or revise any forward-looking statements. We caution that forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from expectations, including without limitation the following: (i) our plans, strategies, objectives, expectations and intentions are subject to change at any time in our discretion; (ii) our plans and the results of our operations will be affected by our ability to manage our growth; (iii) our ability to meet short-term and long-term liquidity demands, including servicing our debt; (iv) inclement weather conditions; (v) increased fuel costs; (vi) unanticipated delays or additional cost overruns in completing construction projects; (vii) reduced demand for our products; and (viii) other risks and uncertainties set forth below or indicated from time to time in our filings with the Securities and Exchange Commission.
OVERVIEW.
      We produce and sell pulverized limestone, quicklime, hydrated lime and lime slurry. The principal factors affecting our success are the level of demand for our products, and whether we are able to maintain sufficient production levels and product quality while controlling costs.

      Inclement weather conditions generally reduce the demand for lime and limestone products supplied to construction-related customers that account for a significant amount of our revenues. Inclement weather also interferes with our open-pit mining operations and can disrupt our plant production, as in the case of flooding and winter ice storms in Texas in recent years.
      Demand for our products in our market areas is also affected by general economic conditions, the pace of home construction and the demand for steel, as well as the level of governmental funding for highway construction. In recent years, the demand, especially by the steel industry, and prices for lime and limestone products have continued to improve.
      The Transportation Equity Act for the 21st Century, which was the federal highway bill, expired on September 30, 2003. The general provisions of TEA-21 have been retained under continuing resolutions, most recently through May 31, 2005, to provide federal funding for highway construction. New six-year bills have been proposed by Congress, including a bill that was passed by the House of Representatives on March 10, 2005, and the Administration that would increase the funding levels. Due to wide bi-partisan support, a new bill is expected to pass; therefore, we believe there will be a continuing strong level of demand for lime and limestone products used in highway construction for the next few years.
      Our recent modernization and expansion projects in Texas and Arkansas, beginning in 1997, have positioned us to meet the demand for high-quality lime and limestone products in our markets, with our lime out-put capacity nearly doubling and our limestone production capacity increasing approximately 50% since 1998. These projects have also equipped us with up-to-date, fuel-efficient plant facilities, which should result in lower production costs and greater operating efficiencies, thus enhancing our competitive position. In order for our plants to operate at peak efficiency, we must meet operational challenges that arise from time to time, including bringing new facilities on line as well as operating existing facilities.
      Our primary variable cost is energy. Natural gas prices remain high, and solid fuel costs are also increasing. We have been able to mitigate to some degree the adverse impact of those increases by varying the mixes of fuel used in our kilns, and by passing on some of our increased energy costs to our customers through higher prices and/or surcharges on certain products. We have not, to date, engaged in any significant hedging activity in an effort to control our energy costs. We have, however, entered into forward purchase contracts for natural gas for the winter months, in order to provide greater predictability to this cost component, and we may do so again in the future. We have also entered into pricing agreements for coal and petroleum coke for 2005 that include price increases averaging approximately 20% for 2005 compared with 2004 prices. In addition, we experienced delays in rail delivery of some of our coal requirements during 2004 due to the problems a major rail carrier experienced with its rail system. This resulted in our having to purchase higher priced coal from sources other than our normal provider.
      We financed our Texas and Arkansas modernization and expansion projects through a combination of a common stock rights offering to our shareholders, debt financing, including the issuance in August 2003 of $14,000,000 of unsecured subordinate notes, due 2008, and cash flows from operations. Given our increased level of debt, we must generate sufficient cash flows to cover ongoing capital and debt service needs. During 2004, our cash flows from operations were strong, enabling us to prepay $7,000,000 (50% of the original principal amount) of the notes. All of our remaining long-term debt becomes due in 2008 and 2009, and we will need to refinance our debt prior to maturity if not fully repaid by then.
      With the second kiln and related storage capacity at Arkansas completed, and the Shreveport, Louisiana distribution terminal refurbished, we have completed Phase II of our Arkansas modernization and expansion project. As a result of our Texas and Arkansas projects, our yearly depreciation, depletion and amortization expense included in cost of revenues increased from $2,788,000 in 1998 to $7,423,000 in 2004, while our gross profit increased from $7,061,000 to $17,020,000 over the same period. In addition, over that period, our interest expense has increased from $26,000 in 1998 to $5,630,000 in 2004 (excluding approximately $445,000 of interest capitalized in 2004), as the amount of our borrowings has increased. During 2004, we reduced our debt and future debt service needs, by refinancing our bank debt, reducing our interest rate to approximately 5.62% from approximately 9.25%, and the $7,000,000 prepayment of our subordinated notes, which bear a 14% interest rate.

      In order for us to continue to increase our profitability in the face of these increased fixed costs, we must maintain our revenues and cash flows, and continue to control our operational and selling, general and administrative expenses, including new corporate governance compliance costs resulting from the Sarbanes-Oxley Act of 2002 and associated regulatory requirements. We also continue to explore ways to expand our operations and production capacity through additional capital projects and/or acquisitions.
      As of May 28, 2004, we entered into an eighteen-month oil and gas lease agreement with EOG Resources, Inc. (“EOG”) with respect to oil and gas rights on our Cleburne, Texas property. The lease may be extended so long as EOG is continuously developing the leased property as set forth in the lease. Pursuant to the lease, we have received lease bonus payments totaling $1,328,000, which are reflected in other income for 2004. In addition, we retained a 20% royalty interest in oil and gas produced from any successful wells drilled on the leased property and an option to participate in any well drilled on the leased property as a 20% working interest owner, provided we elect to participate prior to the commencement of each well. As of the date of this report, EOG has not commenced drilling on the leased property.
      We believe that the enhanced production capacity resulting from our modernization and expansion efforts at the Texas and Arkansas plants and the operational strategies that we have implemented have allowed us to increase production, improve product quality, better serve existing customers, attract new customers and control our costs. There can be no assurance, however, that demand and prices for our lime and limestone products will remain strong, that our production will not be adversely affected by weather-related or other operational problems, that our results will not be adversely affected by continued increases in energy costs or new environmental requirements, or that our production capacity, revenues, net income and cash flows will continue to be strong.
CRITICAL ACCOUNTING POLICIES.
      The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent liabilities, at the date of our financial statements. Actual results may differ from these estimates and judgments under different assumptions or conditions.
      Critical accounting policies are defined as those that are reflective of significant management judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. We believe the following critical accounting policies require the most significant management judgments and estimates used in the preparation of our consolidated financial statements.
      Accounts receivable. We are required to estimate the collectability of our trade receivables. A considerable amount of judgment is required in assessing the ultimate realization of these receivables and determining our allowance for doubtful accounts. The majority of our trade receivables are unsecured. Payment terms for our trade receivables are based on underlying purchase orders, contracts or purchase agreements. Credit losses relating to these receivables consistently have been within management expectations.
      Revenue recognition. We recognize revenue in accordance with the terms of purchase orders, contracts or purchase agreements, which are generally upon shipment, and payment is considered probable.
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
      Environmental costs. We record environmental accruals, based on studies and estimates, when it is probable that we have incurred a reasonably estimable liability. The accruals are adjusted when further information warrants an adjustment. Environmental expenditures that extend the life, increase the capacity or improve the safety or efficiency of Company-owned assets or are incurred to mitigate or prevent future environmental contamination are capitalized. Other environmental costs are expensed when incurred.
      Contingencies. We are party to proceedings, lawsuits and claims arising in the normal course of business relating to environmental, labor, product and other matters. We are required to estimate the likelihood of any adverse judgments or outcomes to these matters, as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies is made after careful analysis of each individual issue, including coverage under our insurance policies. This determination may change in the future because of new developments.
      Derivatives. We record the fair value of our gas forward purchase contracts on our balance sheet, with the offsetting entry to other operating expense. Any subsequent mark-to-market adjustments result in an increase or decrease of other operating expense. We record the fair value of our interest rate hedge on our balance sheet and include any changes in fair value in other comprehensive income/loss.
      Warrant share put liability. We estimate the fair value of our warrant share put liability quarterly based on the per share average closing price of our common stock for the last 30 days of the quarter compared to the $3.84 per share exercise price. The difference between the fair value and the carrying value of the warrant share put liability is being accreted, and the effect on fair value of future changes in the repurchase price for each share are accreted or decreted, over the five-year period from the date of issuance to August 5, 2008, after which the warrant holders may require us to repurchase any or all shares acquired through exercise of the warrants. Therefore, increases in our per share common stock price result in an increased liability and increased interest expense from accretion.
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

RESULTS OF OPERATIONS.
      The following table sets forth certain financial information expressed as a percentage of revenues for the periods indicated:

	Year Ended December 31,

	2004	2003	2002

Revenues	100.0%	100.0%	100.0%
Cost of revenues
Labor and other operating expenses	(56.1)	(57.7)	(60.0)
Depreciation, depletion and amortization	(13.3)	(13.5)	(15.8)

Gross profit	30.6	28.8	24.2
Selling, general and administrative expenses	(9.0)	(9.9)	(10.1)

Operating profit	21.6	18.9	14.1
Other income (expenses):
Interest expense	(10.1)	(10.1)	(11.0)
Other, net	2.4	1.8	(1.4)
Federal and state income tax expense	(2.5)	(2.1)	(0.1)

Net income	11.4%	8.5%	1.6%

2004 vs. 2003
      Revenues increased to $55,679,000 in 2004 from $45,256,000 in 2003, an increase of $10,423,000, or 23.0%. For 2004, the increases in revenues primarily resulted from increased sales resulting from lime production from the new kiln at our Arkansas plant, which came on line in late February 2004. Prices for our products increased approximately 2.5%, on average, in 2004 compared to 2003. Revenues increased in 2004 in spite of higher than normal levels of rainfall in our Texas market area in the third quarter which resulted in reduced construction demand for products from our Cleburne, Texas plant.
      Due in part to continuing lime shortages principally in the eastern half of the United States, we sold substantially all of the increased lime production at Arkansas during 2004. These shortages were primarily due to increased consumption of lime for steel-related uses and the closing of three lime plants in the Midwest in 2003.
      Our gross profit increased to $17,020,000 for 2004 from $13,062,000 for 2003, an increase of $3,958,000, or 30.3%. Compared to 2003, gross profit and gross profit margins increased in 2004 primarily due to the increase in lime sales volume, partially offset by a $1,320,000 increase in depreciation primarily attributable to depreciation of the new Arkansas kiln. Gross profit margin as a percentage of revenues increased to 30.6% in 2004 compared to 28.8% in 2003 primarily due to the 23.0% increase in sales volume, reducing our per unit production costs by spreading our fixed costs over larger production volumes.
      Selling, general and administrative expenses (“SG&A”) increased to $5,040,000 in 2004 from $4,488,000 in 2003, an increase of $552,000, or 12.3%. As a percentage of sales, SG&A declined to 9.0% in 2004 from 9.9% in 2003. The increase in SG&A in 2004 was primarily attributable to increases in employee compensation and benefits, increased reserves for bad debts and increased audit and other professional fees.
      Interest expense in 2004 increased to $5,630,000 from $4,577,000 in 2003, an increase of $1,053,000, or 23.0%. The increase in interest expense in 2004 primarily resulted from the $235,000 prepayment penalty and the expensing of $632,000 unamortized prepaid financing costs, both of which resulted from our debt refinancing in August 2004, and the private placement of $14,000,000 unsecured subordinated notes (the “Sub Notes”) in August 2003. In 2004, interest expense related to the Sub Notes, including non-cash interest costs and net of capitalized interest, was approximately $1,765,000 compared to approximately $582,000 in 2003. These were partially offset by the $7,500,000 of net repayments of our debt during 2004 and reduced interest rates resulting from the August 2004 debt refinancing. Approximately $445,000 of interest was capitalized in 2004 as part of the Arkansas Phase II expansion project, compared to approximately $308,000 capitalized in 2003.
      Other, net income was $1,363,000 in 2004, compared to $807,000 in 2003. In 2004, the receipt of oil and gas lease bonus payments totaling $1,328,000 ($1,090,000, or $0.18 per share diluted, net of income taxes) for the lease of our oil and gas rights on our Cleburne, Texas property was the primary other income. Other, net in 2003 consisted of interest, other income and $769,000 for embezzlement-related recoveries net of embezzlement-related costs ($618,000, or $0.11 per share diluted, net of income taxes). (See Note 2 of Notes to Consolidated Financial Statements.)
      Income tax expense increased to $1,384,000 in 2004 from $944,000 in 2003, an increase of $440,000, or 46.6%, primarily due to the increase in net income before taxes.
      Net income increased to $6,329,000 ($1.07 per share diluted) in 2004 from net income of $3,860,000 ($0.67 per share diluted) for 2003, an increase of $2,469,000, or 64.0%.
2003 vs. 2002
      Revenues increased to $45,256,000 in 2003 from $39,162,000 in 2002, an increase of $6,094,000, or 15.6%. The increases in revenues for 2003 primarily resulted from increased lime and pulverized limestone (“PLS”) sales at the Texas and Colorado plants.
      Gross profit was $13,062,000 for 2003, compared to $9,508,000 in 2002, an increase of 3,554,000 or, 37.4%. Gross profit margin as a percentage of revenues increased to 28.8% in 2003, compared to 24.2% in 2002. These increases were primarily due to the resolution of operational problems at the Texas plant that occurred during the second and third quarter 2002 and the increase in PLS sales volume. These improvements were partially offset in 2003 by increased natural gas costs and a winter ice storm in Texas that caused the loss of approximately two days of sales and a natural gas curtailment to the Texas plant that resulted in reduced production levels during the first quarter 2003. The total negative price variance for natural gas in 2003 compared to 2002 was partially offset by natural gas surcharges on PLS products implemented in early March 2003.
      SG&A increased by $519,000, or 13.1%, to $4,488,000 in 2003, compared to $3,969,000 in 2002. As a percentage of sales, SG&A declined to 9.9% in 2003 from 10.1% in 2002. The increase in SG&A for 2003 was primarily attributable to increased insurance costs and employee compensation and benefits.
      Interest expense in 2003 increased $248,000, or 5.7%, to $4,577,000, compared to $4,329,000 in 2002. The increase in interest expense in 2003 primarily resulted from the issuance of the Sub Notes in August 2003, partially offset by $4,533,000 of net repayments of other outstanding debt during 2003. Approximately $308,000 of interest was capitalized in 2003 as part of the Arkansas Phase II expansion project.
      Other, net was $807,000 income in 2003, compared to $539,000 expense in 2002. Other, net in 2003 consisted of interest, other income and $971,000 of embezzlement-related recoveries, partially offset by $202,000 of embezzlement-related costs. In 2002, $683,000 of embezzlement-related costs was the primary other expense, partially offset by interest and other income. (See Note 2 of Notes to Consolidated Financial Statements.)
      Net income increased $3,224,000 to $3,860,000 ($0.67 per share) in 2003, compared to net income of $636,000 ($0.11 per share) for 2002.
FINANCIAL CONDITION.
      Capital Requirements. We require capital primarily for seasonal working capital needs, normal recurring capital and re-equipping projects and expansion projects. Our capital needs are met principally from cash flows from operations, our $30,000,000 revolving credit facility and our long-term debt.

      Cash Flows From Operations. Net cash provided by operating activities was $15,110,000 in 2004, compared to $9,521,000 in 2003, an increase of $5,589,000, or 58.7%. The improvement in 2004 was primarily the result of the $2,469,000 increase in net income and the $3,867,000 increase in non-cash expenses compared to 2003, partially offset by changes in working capital. The most significant increases in non-cash expenses in 2004 compared to 2003 were $1,342,000 of deferred income taxes, $1,307,000 of depreciation, depletion and amortization and $1,118,000 of non-cash interest expenses. The increase in deferred income taxes resulted primarily from bonus depreciation for tax purposes on the new kiln and other capital additions during 2004, which also accounted for the increase in depreciation, depletion and amortization in 2004. The refinancing of our bank debt in August 2004 and the accretion of the debt discount and warrant shares repurchase liability were the reasons for the increase in non-cash interest expense.
      Banking Facilities and Debt. On August 25, 2004, we entered into a credit agreement with a new bank (the “Lender”) that includes a five-year $30,000,000 term loan (the “New Term Loan”), and a three-year $30,000,000 revolving credit facility (the “New Revolving Credit Facility”; together, the “New Credit Facility”). At the closing of the New Credit Facility, we borrowed $37,780,000 (the entire New Term Loan, and $7,780,000 on the New Revolving Credit Facility) to repay the outstanding balances, including a prepayment penalty and accrued interest, on our previous bank term loan and revolving credit facility. Pursuant to a security agreement, also dated August 25, 2004 (the “Security Agreement”), the New Term Loan and the New Revolving Credit Facility are secured by our existing and hereafter acquired tangible assets, intangible assets and real property. We paid the Lender an origination fee equal to 0.25% of the total amount committed under the New Credit Facility.
      The New Term Loan required a principal payment of $200,000 on September 30, 2004 and quarterly principal payments of $625,000 thereafter, which equates to a 12-year amortization, with a final principal payment of $17,925,000 due on August 25, 2009. Subject to continued compliance with financial covenants, we may make additional draws on the New Revolving Credit Facility, which matures August 25, 2007. The Lender may accelerate the maturity of the New Term Loan and the New Revolving Credit Facility if any event of default, as defined under the New Credit Facility, occurs.
      The New Term Loan and the New Revolving Credit Facility bear interest, at our option, at LIBOR plus a margin of 1.25% to 2.50%, or the Lender’s Prime Rate plus a margin of minus 0.50% to plus 0.50%. The margins are determined quarterly in accordance with a defined rate spread based upon the ratio of our average total funded senior indebtedness for the preceding four quarters to earnings before interest, taxes, depreciation, depletion and amortization (EBITDA) for the twelve months ended on the last day of the most recent calendar quarter. The margins were 1.75% for LIBOR and 0.0% for Prime Rate loans during 2004. From August 25 to December 31, 2004, the weighted average interest rate on our borrowings under the New Term Loan and the New Revolving Credit Facility was approximately 5.00%. In conjunction with the New Credit Facility, we entered into a hedge to fix the LIBOR rate for the New Term Loan at 3.87% on $25,000,000 for the period September 1, 2004 through the maturity date, and on the remaining principal balance of approximately $4,700,000 for the period December 31, 2004 through the maturity date, resulting in an interest rate of 5.62% for the New Term Loan based on the current margin of 1.75%. The hedges have been designated as cash flow hedges, and as such, changes in the fair market value are included in other comprehensive income/loss. The fair market value of the hedges at December 31, 2004 was a liability of $57,461, which is included in other liabilities on the December 31, 2004 Consolidated Balance Sheet.
      The New Credit Facility and Security Agreement contain covenants that restrict the incurrence of debt, guaranties and liens, and place restrictions on investments and the sale of significant assets. We are also required to meet a minimum debt service coverage ratio and not exceed specified leverage ratios. The New Credit Facility provides that we may pay annual dividends, not to exceed $1,500,000, so long as after such payment, we remain solvent and the payment does not cause or result in any default or event of default as defined under the New Credit Facility.
      As a result of entering into the New Credit Facility and borrowings thereunder, we repaid all of the $35,556,000 then-outstanding debt under our previous $50,000,000 Senior Secured Term Loan (the “Old Term Loan”) and terminated the associated credit agreement that had been entered into on April 22, 1999 with a consortium of commercial banks. The Old Term Loan was repayable over a period of approximately eight years, maturing on March 30, 2007, and required monthly principal payments of $278,000, which began April 30, 2000, with a final principal payment of $26,944,000 on March 30, 2007, which equated to a 15-year amortization.
      The interest rate on the first $30,000,000 borrowed under the Old Term Loan was 8.875%. The subsequent installments bore interest from the date they were funded at 3.52% above the secondary market yield of the United States Treasury obligation maturing May 15, 2005. The blended rate for the additional $20,000,000 was 9.84%.
      Upon the prepayment of the Old Term Loan, we were required to pay a prepayment penalty of approximately $235,000, which was included in interest expense in the third quarter 2004. Also, approximately $632,000 of unamortized financing costs relating to the Old Term Loan was included in interest expense in the third quarter.
      We also terminated our previous $6,000,000 revolving credit facility and repaid the $1,750,000 then-outstanding principal balance. In addition, the Company had a $2,000,000 equipment line of credit (available for financing or leasing large mobile equipment used in its operations) from the bank that had issued the revolving credit facility, of which approximately $633,000 of operating lease obligations remained at December 31, 2004. The revolving credit facility was secured by our accounts receivable and inventories, provided for an interest rate of LIBOR plus 2.75% and originally matured on March 1, 2004. On December 29, 2003, the Loan and Security Agreement had been amended to increase the revolving credit facility from $5,000,000 to $6,000,000 and extend the maturity to April 1, 2005.
      On August 5, 2003, we sold $14,000,000 of Sub Notes in a private placement under Section 4(2) of the Securities Act of 1933 to three accredited investors, one of which is an affiliate of Inberdon Enterprises Ltd., the Company’s majority shareholder (“Inberdon”), and another of which is an affiliate of Robert S. Beall, who owns approximately 12% of our outstanding shares. We believe that the terms of the private placement were more favorable to the Company than proposals previously received. Frost Securities, Inc. (“Frost”) provided an opinion to our Board of Directors that, from a financial point of view, the private placement was fair to the unaffiliated holders of our common stock in relation to other potential subordinated debt transactions then available to us. We paid Frost an aggregate of $381,000 for its advice, placement services and opinion.
      The net proceeds of approximately $13,450,000 from the private placement were primarily used to fund the Phase II expansion of our Arkansas facilities. Terms of the Sub Notes include: a maturity date of August 5, 2008, subject to acceleration upon a change in control; no mandatory principal payments prior to maturity; an interest rate of 14% (12% paid in cash and 2% paid in cash or in kind at our option); and, except as discussed below, no optional prepayment prior to August 5, 2005 and a 4% prepayment penalty (2% in certain specified circumstances prior to August 5, 2005) if repaid before maturity. The terms of the Sub Notes are identical to one another, except that the Sub Note for the affiliate of Inberdon did not prohibit prepayment prior to August 5, 2005 and did not require a prepayment penalty if repaid before maturity, resulting in a weighted average prepayment penalty of approximately 2.4% if the Sub Notes were repaid before maturity. The Sub Notes require compliance with our other debt agreements and restrict the sale of significant assets.
      The private placement also included six-year detachable warrants, providing the Sub Note investors the right to purchase an aggregate of 162,000 shares of the Company’s common stock, at 110% of the average closing price of one share of common stock for the trailing 30 trading days prior to closing, or $3.84. The fair value of the warrants was recorded as a reduction of the carrying value of the Sub Notes and is being accreted over the term of the Sub Notes, resulting in an effective annual interest rate of 14.44%. After August 5, 2008, or upon an earlier change in control, the investors may require the Company to repurchase any or all shares acquired through exercise of the warrants (the “Warrant Shares”). The repurchase price for each Warrant Share will equal the average closing price of one share of the Company’s common stock for the 30 trading days preceding the date the Warrant Shares are put back to the Company. Changes in the repurchase price for each Warrant Share are accreted or decreted to interest expense over the five-year period from the date of issuance to August 5, 2008. The investors are also entitled to certain registration rights for the resale of their Warrant Shares.
      We made principal prepayments on the Sub Notes totaling $7,000,000 during 2004, including full prepayment of the Sub Note held by the affiliate of Inberdon. Pursuant to the terms of the Sub Notes, a $30,000 prepayment penalty was paid on $1,500,000 of the principal prepayments.
      As of December 31, 2004, we had approximately $44,000,000 in total principal amount of debt outstanding, compared to approximately $51,500,000 at December 31, 2003, a decrease of $7,500,000, or 14.6%.
      Capital Expenditures. We completed the modernization and expansion project at our Cleburne, Texas facility at the end of 1998. In addition, during the fourth quarter 2000, we commissioned a new line for the production of PLS at our Cleburne, Texas facility and, in 2003, constructed an additional storage facility there. The lack of reliability of a single PLS production line had been a restraining factor on sales to several large customers requiring “around-the-clock” availability. These investments have allowed us to better serve existing customers and to pursue new business opportunities, resulting in new PLS customers.
      The first of two phases of the Arkansas modernization and expansion project began in the fourth quarter 1999. Phase I involved the redevelopment of the quarry plant, rebuilding of the railroad to standard gauge, the purchase of a facility to establish an out-of-state terminal in Shreveport, Louisiana, the installation of a rotary kiln with preheater and increased product storage and loading capacity. We completed Phase I in the second quarter 2001.
      The Arkansas Phase II expansion doubled the plant’s quicklime production capacity through the installation of a second preheater rotary kiln and additional kiln-run storage capacity substantially identical to the kiln system built in Phase I. Construction of the second kiln system commenced in the third quarter 2003 and was completed with lime production from the new kiln beginning in late February 2004. The plans for Phase II also included refurbishing the distribution terminal in Shreveport, Louisiana, which is connected to a railroad, to provide lime storage, hydrating and distribution capacity to service markets in Louisiana and East Texas. This terminal began operations in December 2004.
      We invested $13,608,000 in capital expenditures in 2004, compared to $12,014,000 in 2003. Approximately $7,700,000 and $8,500,000 of our capital expenditures related to the Arkansas Phase II expansion project in 2004 and 2003, respectively. In 2004, capital expenditures also included approximately $1,800,000 for the installation of a new kiln baghouse at our Texas plant. We also accrued approximately $1,367,000 of capital expenditures on our Consolidated Balance Sheet at December 31, 2004 related to refurbishing of the Shreveport terminal and the installation of the new kiln baghouse.
      We expect to spend approximately $4,000,000 per year over the next several years for normal recurring capital and re-equipping projects at the plant facilities to maintain or improve efficiency and reduce costs.
      Contractual Obligations. The following table sets forth our contractual obligations as of December 31, 2004:

	Payments Due by Period

					More than
Contractual Obligations	Total	1 Year	2-3 Years	4-5 Years	5 Years

	(Dollars in thousands)
Long-Term Debt, including current installments	$44,000	$2,500	$12,825	$28,675	$—
Operating Leases(1)	$1,108	$378	$579	$151	$—
Purchase Obligations(2)	$2,068	$2,068	$—	$—	$—
Other Liabilities(3)(4)	$210	$17	$38	$44	$111

Total	$47,386	$4,963	$13,442	$28,870	$111

(1)	Includes approximately $633 for operating leases for mobile equipment entered into under the Company’s $2,000 equipment line of credit (previously available for financing or leasing large mobile equipment used in its operations) from the bank that had issued the revolving credit facility terminated in the August 2004 refinancing, and corporate office lease.

(2)	Approximate amount of open equipment and construction orders, including orders related to the refurbishing of our Shreveport terminal and the installation of the new kiln baghouse at our Texas plant. Approximately $1,477 of these obligations are recorded on the Consolidated Balance Sheet at December 31, 2004 in current liabilities.

(3)	Does not include $270 unfunded projected benefit obligation for a defined benefit pension plan. Future required contributions, if any, are subject to actuarial assumptions and future earnings on plan assets. (See Note 7 of Notes to Consolidated Financial Statements.)

(4)	Does not include $539 potential liability for the repurchase of certain shares of our common stock. Future potential liability will vary with the market price of our common stock. (See Notes 3 and 9 of Notes to Consolidated Financial Statements.)
      Liquidity. At December 31, 2004, we had drawn down $7,825,000 on our $30,000,000 New Revolving Credit Facility. We believe that cash on hand, funds generated from operations and amounts available under the New Revolving Credit Facility will be sufficient to meet our operating needs, ongoing capital needs and debt service for 2005. Additionally, with our increase in cash flows from operations following the completion of our Phase II expansion project at Arkansas and funds available from our $30,000,000 New Revolving Credit Facility, we believe we will have sufficient capital resources to meet our liquidity needs for the near future and be able to refinance our long-term debt prior to maturities in 2008 and 2009, to the extent not fully repaid by then.
NEW ACCOUNTING PRONOUNCEMENTS.
      Stock Options. On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123(R), which is a revision of SFAS 123. SFAS 123(R) supersedes APB 25 and amends Statement of Accounting Standards No. 95, “Statement of Cash Flows”. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) will require all share-based payments to employees, including grants of employee stock options, to be recognized in the our Consolidated Statements of Operations based on their fair values. Pro forma disclosure will no longer be an alternative.
      SFAS 123(R) must be adopted no later than July 1, 2005 and permits public companies to adopt its requirements using one of two methods:

(1) A “modified prospective” method, in which compensation cost is recognized beginning with the effective date based on the requirements of SFAS 123(R) for all share-based payments granted after the adoption date and based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the adoption date.

(2) A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate either all prior periods presented or prior interim periods of the year of adoption based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures.
      We plan to adopt the provisions of SFAS 123(R) on July 1, 2005 using the modified prospective method.
      As permitted by SFAS 123 and noted above, we currently account for share-based payments to employees using the intrinsic value method prescribed by APB 25 and related interpretations. As such, we generally do not recognize compensation expenses associated with employee stock options. Accordingly, the adoption of SFAS 123(R)’s fair value method could have an adverse impact on our future results of operations, although it will have no material impact on our overall financial condition. Had we adopted SFAS 123(R) in prior periods, the impact would have approximated the impact of SFAS 123 as described in the pro forma net income and earnings per share disclosures above. We estimate that the adoption of

SFAS 123(R), based on the outstanding unvested stock options at December 31, 2004, will not have a material effect on our financial condition, results of operations, cash flows or competitive position.
      SFAS 123(R) also requires the tax benefits in excess of recognized compensation expenses to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement may serve to reduce our future cash provided by operating activities and increase future cash provided by financing activities, to the extent of associated tax benefits that may be realized in the future. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amounts are not expected to have a material effect on our financial condition, results of operations, cash flows or competitive position.
      Stripping Costs in the Mining Industry. The FASB Emerging Issues Task Force (“EITF”) recently announced that it had reached a consensus that stripping costs incurred after a mine begins production are costs of production and therefore should be accounted for as a component of inventory costs (EITF Issue No. 04-6). We currently capitalize certain stripping costs as deferred stripping costs, attribute them to the reserves that have been exposed and amortize them into cost of revenues using the units of production method. As of December 31, 2004 and 2003, we had $435,000 and $381,000, respectively, of capitalized deferred stripping costs. The EITF stated that the new required accounting for stripping costs would be effective for years beginning after December 15, 2005, with early adoption permitted. We have not yet assessed the impact of this accounting change, nor determined when we will adopt this new consensus. At this time, we are unable to determine the effects that adopting this accounting change will have on our financial position and the results of our operations when it is adopted.
      Inventory Costs. In December 2004, the FASB issued FASB 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4.” This amendment requires abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) to be recognized as current-period charges. This standard also requires that the allocation of fixed production overhead to the cost of conversion be based on the normal capacity of the production facilities. This standard will be effective for fiscal years beginning after June 15, 2005. We are studying the provisions of this new pronouncement to determine the impact, if any, on our financial statements.
ADDITIONAL FACTORS.
      Effects of Leverage and Restrictions Imposed by Terms of Our Indebtedness. As a result of our modernization and expansion efforts over the last few years, we became more leveraged. As of December 31, 2004, our total consolidated indebtedness and total stockholders’ equity were $43,890,000 and $48,223,000, respectively, and total indebtedness represented 48% of total capitalization, compared to 55% as of December 31, 2003.
      As a result of our total indebtedness, a large portion of our cash flows from operations will be dedicated to the payment of principal and interest on indebtedness. Our ability to service our debt and to comply with the financial and restrictive covenants contained in the New Credit Facility and Sub Notes is subject to financial, economic, competitive and other factors. Many of these factors are beyond our control. In particular, our ability to service the indebtedness will depend upon our ability to sustain current levels of revenues and cash flows from operations as a result of the modernization and expansion of the Texas and Arkansas plants.
      Short-Term Liquidity Demands. Funds available under our $30,000,000 New Revolving Credit Facility and funds generated from operations should allow us to meet current liquidity demands. However, should our cash flows from operations deteriorate, we may have to obtain additional financing, and there is no assurance that we will be able to do so at favorable rates, given our current levels of indebtedness.
      Due to the seasonal nature of our sales and revenues, we may need to draw down from our New Revolving Credit Facility during the first half 2005 to provide funds for necessary repayments of principal and interest on our debt, completion of our open construction projects, winter capital projects, normal recurring capital and re-equipping projects and normal working capital needs. If we make additional draws on the New Revolving Credit Facility in the first half 2005, we expect to repay any such draws during the second half 2005.

      Factors That Could Affect Our Success. In the normal course of our business operations, we face risks that could have a material adverse effect on our financial position, results of operations, cash flows and competitive position. Not all risks are foreseeable or within our ability to control. These risks arise from factors including, but not limited to, fluctuating demand for lime and limestone products, our ability to produce and store quantities of lime and limestone products sufficient in amount and quality to meet customer demands, the success of our modernization and expansion strategies, including our ability to execute the strategies and complete projects on time and within budget, our access to capital, costs, especially natural gas and other energy prices, inclement weather and the effects of seasonal trends.
      Environmental Compliance. We incur environmental compliance costs, including capital costs, maintenance and operating costs with respect to pollution control facilities, the cost of ongoing monitoring programs, the cost of remediation efforts and other similar costs and liabilities relating to our compliance with Environmental Laws. The rate of change of such laws has been rapid over the last decade, and compliance can require significant expenditures. We believe that our expenditure requirements for future environmental compliance will continue to increase as operational and reporting standards increase. Discovery of currently unknown conditions could require additional expenditures.
      We intend to comply with all Environmental Laws and believe that our accrual for environmental costs at December 31, 2004 is reasonable. Because many of the requirements are subjective and therefore not quantifiable or presently determinable, or may be affected by future legislation and rulemaking, it is not possible to accurately predict the aggregate future costs of compliance and their effect on our financial condition, results of operations, cash flows or competitive position.
      Successful Execution of Expansion Projects. We may initiate various capital projects and/or acquisitions to expand our operations and production capacity. These would most likely require that we incur additional debt. Notwithstanding current demand for lime and limestone products, we cannot guarantee that any such project or acquisition would be successful, that we will be able to sell any resulting increased production or that any such sales will be profitable.
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
COMMODITY PRICE RISK.
      We are exposed to commodity price risk related to the price volatility of natural gas utilized at our plants. From time to time, we enter into forward purchase contracts for the delivery of a portion of our natural gas requirements. At December 31, 2004, we had committed to purchase 20,000 MMBTU for January 2005 at a price of $6.49 per MMBTU. As of December 31, 2004, the market price for deliveries for January 2005 was approximately $6.213 per MMBTU. We recorded a mark-to-market adjustment resulting in an increase of approximately $5,000 in other operating expenses at December 31, 2004. (See Note 1 of Notes to Consolidated Financial Statements.)
INTEREST RATE RISK.
      We are exposed to changes in interest rates, primarily as a result of floating interest rates on our New Term Loan and New Revolving Credit Facility. Because the Sub Notes bear a fixed rate of interest, changes in interest rates do not subject us to changes in future interest expense with this borrowing.

      At December 31, 2004, we had $37,000,000 of indebtedness outstanding under floating rate debt. We have entered into interest rate swap agreements to swap floating rates for fixed rates at 3.87%, plus the applicable margin, through maturity on the New Term Loan balance of $29,175,000, leaving the $7,825,000 New Revolving Credit Facility balance subject to interest rate risk at December 31, 2004. Assuming no additional borrowings or repayments on the New Revolving Credit Facility, a 100 basis point increase in interest rates would result in an increase in interest expense and a decrease in income before taxes of approximately $78,000 per year. This amount has been estimated by calculating the impact of such hypothetical interest rate increase on our non-hedged, floating rate debt of $7,825,000 outstanding under the New Revolving Credit Facility at December 31, 2004 and assuming it remains outstanding over the next twelve months. Additional borrowings under the New Revolving Credit Facility would increase this estimate. (See Note 3 of Notes to Consolidated Financial Statements.)
WARRANT SHARES REPURCHASE OBLIGATION.
      After August 5, 2008, or upon an earlier change of control, the Sub Note investors may require us to repurchase any or all of the 162,000 shares that they may purchase by exercising the Company’s outstanding warrants. The repurchase price for each share is equal to the average closing price of one share of our common stock for the 30 trading days preceding the date the shares are put back to the Company. At December 31, 2004, the fair value of the warrant share put liability was estimated to be $1,126,000 based on the $10.792 per share average closing price for the last 30 trading days of 2004. The December 31, 2004 carrying value for this liability was $539,000. The difference between the fair value and the carrying value of the warrant put liability is being accreted, and the effect on fair value of future changes in the repurchase price for each share are accreted or decreted, to interest expense over the five-year period from the date of issuance to August 5, 2008. Thereafter, the warrant share put liability will be marked-to-market, with any adjustment increasing or decreasing interest expense. (See Notes 1(f) and 3 of Notes to Consolidated Financial Statements.)

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
United States Lime & Minerals, Inc.
      We have audited the consolidated balance sheets of United States Lime & Minerals, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United States Lime & Minerals, Inc. and subsidiaries as of December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

ERNST & YOUNG LLP
Dallas, Texas
March 17, 2005

UNITED STATES LIME & MINERALS, INC.
Consolidated Balance Sheets

	December 31,

	2004	2003

	(Dollars in thousands,
	except share data)
ASSETS
Current assets:
Cash and cash equivalents	$227	$6,375
Trade receivables, net	9,466	6,959
Inventories	5,113	4,609
Prepaid expenses and other assets	996	721

Total current assets	15,802	18,664
Property, plant and equipment, at cost:
Land	4,071	3,654
Building and building improvements	1,724	1,829
Machinery and equipment	130,565	119,700
Furniture and fixtures	1,100	971
Automotive equipment	662	484

	138,122	126,638
Less accumulated depreciation	(54,581)	(49,371)

Property, plant and equipment, net	83,541	77,267
Deferred tax assets, net	108	1,899
Other assets, net	888	1,670

Total assets	$100,339	$99,500

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of debt	$2,500	$3,333
Accounts payable — trade	4,176	3,369
Accrued expenses	2,993	2,053

Total current liabilities	9,669	8,755
Debt, excluding current installments	41,390	47,886
Other liabilities	1,057	899

Total liabilities	52,116	57,540
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $5.00 par value; authorized 500,000 shares; none issued	—	—
Common stock, $0.10 par value; authorized 15,000,000 shares; 5,845,338 and 5,815,596 shares issued at December 31, 2004 and 2003, respectively	584	582
Additional paid-in capital	10,516	10,458
Accumulated other comprehensive loss	(363)	(237)
Retained earnings	37,486	31,157

Total stockholders’ equity	48,223	41,960

Total liabilities and stockholders’ equity	$100,339	$99,500

See accompanying notes to consolidated financial statements.

UNITED STATES LIME & MINERALS, INC.
Consolidated Statements of Operations

	Years Ended December 31,

	2004	2003	2002

	(Dollars in thousands, except per
	share amounts)
Revenues	$55,679	$45,256	$39,162
Cost of revenues:
Labor and other operating expenses	31,236	26,091	23,484
Depreciation, depletion and amortization	7,423	6,103	6,170

	38,659	32,194	29,654

Gross profit	17,020	13,062	9,508
Selling, general and administrative expenses	5,040	4,488	3,969

Operating profit	11,980	8,574	5,539
Other (income) expenses:
Interest expense	5,630	4,577	4,329
Other, net	(1,363)	(807)	539

	4,267	3,770	4,868

Income before taxes	7,713	4,804	671
Income tax expense, net	1,384	944	35

Net income	$6,329	$3,860	$636

Income per share of common stock:
Basic	$1.08	$0.67	$0.11

Diluted	$1.07	$0.67	$0.11

See accompanying notes to consolidated financial statements.

UNITED STATES LIME & MINERALS, INC.
Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2004, 2003 and 2002

	Common Stock
			Additional	Accumulated Other
	Shares		Paid-In	Comprehensive	Retained
	Outstanding	Amount	Capital	Income (Loss)	Earnings	Total

	(Dollars in thousands)
Balances at December 31, 2001	5,799,845	$580	$10,392	$—	$27,535	$38,507
Common stock dividends	—	—	—	—	(583)	(583)
Net income	—	—	—	—	636	636
Minimum pension liability adjustment, net of $155 tax benefit	—	—	—	(254)	—	(254)

Comprehensive income						382

Balances at December 31, 2002	5,799,845	$580	$10,392	$(254)	$27,588	$38,306
Stock options exercised	15,751	2	66	—	—	68
Common stock dividends	—	—	—	—	(291)	(291)
Net income	—	—	—	—	3,860	3,860
Minimum pension liability adjustment, net of $11 tax expense	—	—	—	17	—	17

Comprehensive income						3,877

Balances at December 31, 2003	5,815,596	$582	$10,458	$(237)	$31,157	$41,960
Stock options exercised	29,742	2	58	—	—	60
Net income	—	—	—	—	6,329	6,329
Minimum pension liability adjustment, net of $43 tax benefit	—	—	—	(69)	—	(69)
Mark to market for interest rate hedge	—	—	—	(57)	—	(57)

Comprehensive income						6,203

Balances at December 31, 2004	5,845,338	$584	$10,516	$(363)	$37,486	$48,223

See accompanying notes to consolidated financial statements

UNITED STATES LIME & MINERALS, INC.
Consolidated Statements of Cash Flows

	Years Ended December 31,

	2004	2003	2002

	(Dollars in thousands)
OPERATING ACTIVITIES:
Net income	$6,329	$3,860	$636
Adjustments to reconcile net income to net cash provided by operations:
Depreciation, depletion and amortization	7,697	6,390	6,427
Amortization of financing costs	1,101	317	230
Accretion of debt discount	171	25	—
Accretion of repurchase liability — warrant shares	210	22	—
Deferred income taxes	1,832	449	—
Loss on sale of assets	148	48	30
Changes in operating assets and liabilities:
Trade receivables	(2,507)	(1,757)	497
Inventories	(377)	173	275
Prepaid expenses	(275)	(459)	534
Other assets	(49)	(109)	(31)
Accounts payable and accrued expenses	1,549	718	(269)
Other liabilities	(719)	(156)	(122)

Total adjustments	8,781	5,661	7,571

Net cash provided by operations	$15,110	$9,521	$8,207

INVESTING ACTIVITIES:
Purchase of property, plant and equipment	$(13,608)	$(12,014)	$(3,622)
Proceeds from sale of property, plant and equipment	60	11	76

Net cash used in investing activities	$(13,548)	$(12,003)	$(3,546)

FINANCING ACTIVITIES:
Payment of common stock dividends	$—	$(291)	$(583)
Proceeds from (repayments of) revolving credit facilities, net	7,825	(1,263)	(1,125)
Proceeds from term loan, net of $270 issuance costs	29,730	—	—
Proceeds from subordinate debt, net of $550 issuance costs	—	13,450	—
Repayments of term loans	(38,325)	(3,333)	(3,333)
Repayment of subordinated debt	(7,000)	—	—
Proceeds from exercise of stock options	60	68	—

Net cash (used in) provided by financing activities	$(7,710)	$8,631	$(5,041)

Net (decrease) increase in cash and cash equivalents	(6,148)	6,149	(380)
Cash and cash equivalents at beginning of year	6,375	226	606

Cash and cash equivalents at end of year	$227	$6,375	$226

See accompanying notes to consolidated financial statements.

UNITED STATES LIME & MINERALS, INC.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
Years Ended December 31, 2004, 2003 and 2002

(1)	Summary of Significant Accounting Policies

(a)	Organization
      The Company is a manufacturer of lime and limestone products, supplying primarily the construction, steel, municipal sanitation and water treatment, paper and agriculture industries. The Company is headquartered in Dallas, Texas and operates lime and limestone plants in Arkansas, Colorado, Louisiana and Texas through its wholly owned subsidiaries, Arkansas Lime Company, Colorado Lime Company, Texas Lime Company, U.S. Lime Company — Houston and U.S. Lime Company — Shreveport.

(b)	Principles of Consolidation
      The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany balances and transactions have been eliminated.

(c)	Use of Estimates
      The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and judgments that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates and judgments.

(d)	Statements of Cash Flows
      For purposes of reporting cash flows, the Company considers all certificates of deposit and highly-liquid debt instruments, such as U.S. Treasury bills and notes, with maturities, at the time of purchase, of three months or less to be cash equivalents. Cash equivalents are carried at cost plus accrued interest, which approximates fair market value.
      Supplemental cash flow information is presented below:

	Year Ended December 31,

	2004	2003	2002

Cash paid during the year for:
Interest	$4,593	$4,507	$4,099

Income taxes, net of refunds	$165	$218	$83

(e)	Revenue Recognition
      The Company recognizes revenue in accordance with the terms of its purchase orders, contracts or purchase agreements, which are generally upon shipment, and payment is considered probable. The Company’s returns and allowances are minimal.

(f)	Fair Values of Financial Instruments
      The carrying values of cash and cash equivalents, trade receivables, other current assets, accounts payable and accrued expenses approximate fair value due to the short maturity of these instruments. See Note 3 for discussion of Debt fair values. The Company’s gas forward purchase contracts and interest rate hedge are carried at market value. See Notes 1(n) and 3.

UNITED STATES LIME & MINERALS, INC.
Notes to Consolidated Financial Statements — (Continued)
      After August 5, 2008, or upon an earlier change of control, the holders of the Company’s subordinated debt may require the Company to repurchase any or all of the 162,000 shares that may be purchased upon exercise of the Company’s outstanding warrants at an exercise price of $3.84 per share. The repurchase price for each share is equal to the average closing price of one share of the Company’s common stock for the 30 trading days preceding the date the shares are put back to the Company. The fair value of the warrant share put liability was estimated to be $1,126 at December 31, 2004 based on the $10.792 per share average closing price for the last 30 trading days of 2004. Based on the $7.355 per share average closing price for the last 30 trading days of 2003, the fair value of the warrant share put liability was estimated to be $569. The carrying value for this liability is $539 and $328 at December 31, 2004 and 2003, respectively. The difference between the fair value and the carrying value of the warrant share put liability is being accreted, and the effect on fair value of future changes in the repurchase price for each share are accreted or decreted, over the five-year period from the date of issuance to August 5, 2008, resulting in an increase of decrease in interest expense.

(g)	Concentration of Credit Risk and Trade Receivables
      Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash and cash equivalents, trade receivables and derivative financial instruments. The Company places its cash and cash equivalents with high credit quality financial institutions and its derivative financial instruments with financial institutions and other firms that management believes have high credit ratings. For a discussion of the credit risks associated with the Company’s derivative financial instruments, see Gas Forward Purchase Contracts in Note 1(n) and Banking Facilities and Other Debt in Note 3.
      The majority of the Company’s trade receivables are unsecured. Payment terms for all trade receivables are based on the underlying purchase orders, contracts or purchase agreements. Credit losses relating to trade receivables consistently have been within management expectations. Trade receivables are presented net of the related allowance for doubtful accounts, which totaled $310 and $200 at December 31, 2004 and 2003, respectively.

(h)	Inventories
      Inventories are valued principally at the lower of cost, determined using the average cost method, or market. Costs include materials, labor, and production overhead.
      A summary of inventories is as follows:

	December 31,

	2004	2003

Lime and limestone inventories:
Raw materials	$1,913	$1,616
Finished goods	756	769

	2,669	2,385
Service parts inventories	2,444	2,224

	$5,113	$4,609

      In December 2004, the FASB issued FASB 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4.” This amendment requires abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) to be recognized as current-priced charges. This standard also requires that the allocation of fixed production overhead to the cost of conversion be based on the normal capacity of the production facilities. This standard will be effective for fiscal years beginning after June 15, 2005. The

UNITED STATES LIME & MINERALS, INC.
Notes to Consolidated Financial Statements — (Continued)
Company is studying the provisions of this new pronouncement to determine the impact, if any, on its financial statements.

(i)	Property, Plant and Equipment
      For major constructed assets, the capitalized cost includes the cash price paid by the Company for labor and materials plus interest and internal and external project management costs that are directly related to the constructed assets. Total interest costs of $445, $308 and $0 were capitalized for the years ended December 31, 2004, 2003 and 2002, respectively. Depreciation of property, plant and equipment is being provided for by the straight-line method over estimated useful lives as follows:

Buildings and building improvements	3-20 years
Machinery and equipment	3-20 years
Furniture and fixtures	3-10 years
Automotive equipment	3-8 years
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
      The Company reviews its long-term assets for impairment in accordance with the guidelines of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 requires that, when events or circumstances indicate that the carrying amount of an asset may not be recoverable, the Company should determine if impairment of value exists. If the estimated undiscounted future net cash flows are less than the carrying amount of the asset, an impairment exists and an impairment loss must be calculated and recorded. If an impairment exists, the impairment loss is calculated based on the excess of the carrying amount of the asset over the asset’s fair value. Any impairment loss is treated as a permanent reduction in the carrying value of the asset. Through December 31, 2004, no events or circumstances have arisen which would require the Company to record a provision for impairment of its long-lived assets.

(j)	Other Assets
      Other assets consist of the following:

	December 31,

	2004	2003

Deferred stripping costs	$435	$381
Deferred financing costs	448	1,279
Other	5	10

	$888	$1,670

      Deferred stripping costs, all of which relate to Arkansas Lime Company, are amortized using the units-of-production method. Deferred financing costs are expensed over the life of the debt.

UNITED STATES LIME & MINERALS, INC.
Notes to Consolidated Financial Statements — (Continued)
      The FASB Emerging Issues Task Force (“EITF”) recently announced that it had reached a consensus that stripping costs incurred after a mine begins production are costs of production and therefore should be accounted for as a component of inventory costs (EITF Issue No. 04-6). The EITF stated that the new required accounting for stripping costs would be effective for years beginning after December 15, 2005, with early adoption permitted. The Company has not yet assessed the impact of this accounting change, nor determined when it will adopt this new consensus. At this time, the Company is unable to determine the effects that adopting this accounting change will have on our financial position and the results of our operations when it is adopted.

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
      In part in response to requirements of environmental regulatory agencies, the Company incurred capital expenditures related to environmental matters of approximately $410 in 2004 and $400 in 2003.

(l)	Income Per Share of Common Stock
      The following table sets forth the computation of basic and diluted income per common share:

	Year Ended December 31,

	2004	2003	2002

Numerator:
Net income for basic income per common share	$6,329	$3,860	$636
Warrant interest adjustment	21	22	—

Net income for diluted income per common share	$6,350	$3,882	$636
Denominator:
Denominator for basic income per common share — weighted-average shares	5,834,039	5,801,917	5,799,845

Effect of dilutive securities:
Warrants	23,703	10,752	—
Employee stock options	75,276	12,438	—

Denominator for diluted income per common share — adjusted weighted-average shares and assumed exercises	5,933,018	5,825,107	5,799,845

Basic income per common share	$1.08	$0.67	$0.11

Diluted income per common share	$1.07	$0.67	$0.11

(m)	Stock Options
      The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), in accounting for its employee and director stock options. Under APB 25, if the exercise price of the employee’s or director’s stock options equals or exceeds the market price of the

UNITED STATES LIME & MINERALS, INC.
Notes to Consolidated Financial Statements — (Continued)
underlying stock on the date of grant, no compensation expense is recognized. Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), requires companies that elect to apply the provisions of APB 25 to provide pro forma disclosures for employee stock compensation awards as if the fair-value-based method defined in SFAS 123 had been applied. See Note 8.
      The following table illustrates the effect on net income and income per share of common stock if the Company had applied the fair value recognition provisions of SFAS 123 instead of APB 25’s intrinsic value method to account for stock-based employee compensation:

	Year Ended December 31,

	2004	2003	2002

Net income as reported	$6,329	$3,860	$636
Pro forma stock-based employee and director compensation expense, net of income taxes, under the fair value method	$(170)	$(61)	$(33)

Pro forma net income	$6,159	$3,799	$603

Basic income per common share, as reported	$1.08	$0.67	$0.11
Diluted income per common share, as reported	$1.07	$0.67	$0.11
Pro forma basic income per common share	$1.06	$0.65	$0.10
Pro forma diluted income per common share	$1.04	$0.65	$0.10
      The fair value for these options was estimated at the date of grant using the Black-Scholes option valuation model, with the following weighted average assumptions for the 2004 and 2003 grants: risk-free interest rates of 1.94% to 3.23% in 2004 and 2.00% in 2003; a dividend yield of 0%; and a volatility factor of .456 to .469 in 2004 and 0.31 in 2003. In addition, the fair value of these options was estimated based on an expected life of three years.
      On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123(R), which is a revision of SFAS 123. SFAS 123(R) supersedes APB 25 and amends Statement of Accounting Standards No. 95, “Statement of Cash Flows”. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) will require all share-based payments to employees, including grants of employee stock options, to be recognized in the Company’s Consolidated Statements of Operations based on their fair values. Pro forma disclosure will no longer be an alternative.
      SFAS 123(R) must be adopted no later than July 1, 2005 and permits public companies to adopt its requirements using one of two methods:

(1) A “modified prospective” method, in which compensation cost is recognized beginning with the effective date based on the requirements of SFAS 123(R) for all share-based payments granted after the adoption date and based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the adoption date.

(2) A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate either all prior periods presented or prior interim periods of the year of adoption based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures.
      The Company plans to adopt the provisions of SFAS 123(R) on July 1, 2005 using the modified prospective method.
      As permitted by SFAS 123 and noted above, the Company currently accounts for share-based payments to employees using the intrinsic value method prescribed by APB 25 and related interpretations. As such, the Company generally does not recognize compensation expenses associated with employee stock options.

UNITED STATES LIME & MINERALS, INC.
Notes to Consolidated Financial Statements — (Continued)
Accordingly, the adoption of SFAS 123(R)’s fair value method could have an adverse impact on the Company’s future results of operations, although it will have no material impact on the Company’s overall financial condition. Had the Company adopted SFAS 123(R) in prior periods, the impact would have approximated the impact of SFAS 123 as described in the pro forma net income and earnings per share disclosures above. The Company estimates that the adoption of SFAS 123(R), based on the outstanding unvested stock options at December 31, 2004, will not have a material effect on the Company’s financial condition, results of operations, cash flows or competitive position.
      SFAS 123(R) also requires the tax benefits in excess of recognized compensation expenses to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement may serve to reduce the Company’s future cash provided by operating activities and increase future cash provided by financing activities, to the extent of associated tax benefits that may be realized in the future. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amounts are not expected to have a material effect on the Company’s financial condition, results of operations, cash flows or competitive position.

(n)	Derivative Instruments and Hedging Activities
      The Company follows Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), which requires that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company estimates fair value based on quotes obtained from the counterparties to the derivative contract. The fair value of derivative contracts that expire in less than one year are recognized as current assets or liabilities. Those that expire in more than one year are recognized as long-term assets or liabilities. Derivative financial instruments that are not accounted for as hedges are adjusted to fair value through income. If the derivative is designated as a cash flow hedge, changes in fair value are recognized in other comprehensive income/loss until the hedged item is recognized in earnings. See Note 3.
      From time to time, the Company has entered into forward purchase contracts for the delivery of a portion of the natural gas requirements of its plants. All such contracts are recorded on the balance sheet at their respective fair values. The Company is exposed to credit losses in the event of non-performance by the counterparties of its financial instruments. Collateral or other security to support financial instruments subject to credit risk is not required, but management monitors the credit standing of the counterparties. The Company has elected not to designate these forward purchase contracts as hedges for accounting purposes. The costs of natural gas delivered under these contracts is included in labor and other operating expenses during the month of delivery.
      The Company had a commitment to purchase 20MMBTU in January 2005 at $6.49 per MMBTU. The market price in dollars for delivery in January 2005 as of December 31, 2004 was $6.213 per MMBTU. Accordingly, the Company recorded a mark-to-market adjustment, resulting in a $5 increase in labor and other operating expenses at December 31, 2004, which is included in accrued expenses on the balance sheet. As of December 31, 2003, the Company had commitments to purchase, under two forward purchase contracts, a total of 20MMBTU per month for the months of January, February and March 2004. The delivery prices in dollars for these volumes averaged $5.20 per MMBTU. The market prices in dollars for deliveries in these months as of December 31, 2003 were $6.15 per MMBTU for January deliveries, $6.19 per MMBTU for February deliveries and $6.00 per MMBTU for March deliveries. Accordingly, the Company recorded a mark-to-market adjustment, resulting in a $55 reduction of labor and other operating expenses at December 31, 2003, which is included in other current assets on the balance sheet. As of December 31, 2002, the Company had no open forward purchase contracts.

UNITED STATES LIME & MINERALS, INC.
Notes to Consolidated Financial Statements — (Continued)

(o)	Comprehensive Income
      The Company follows Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“SFAS 130”), which provides standards for reporting and displaying comprehensive income. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events from non-owner sources. See Notes 3 and 7.

(2)	Embezzlement Matter
      The Company’s former Vice President — Finance, Controller, Treasurer and Secretary, Larry Ohms (the “Former VP Finance”), over a period of four years beginning in 1998, embezzled approximately $2,179 from the Company. The Former VP Finance voluntarily resigned from the Company on January 22, 2002, approximately one week before the Company discovered the defalcations. The Former VP Finance has stated that no one else at the Company was involved in perpetrating the embezzlements. From the results of our internal investigation conducted under the oversight of the Audit Committee, and the Former VP Finance’s testimony, the Company believes this statement to be accurate. In 2002, the Former VP Finance pleaded guilty to one count of wire fraud and one count of making a false statement to the Securities and Exchange Commission (the “SEC”), and on March 24, 2003 was sentenced to a term in federal prison and ordered to pay $2,179 in restitution to the Company.
      The Company obtained a judgment against the Former VP Finance, including compensatory and punitive damages. The Former VP Finance has claimed not to have any funds. Recoveries from third parties were recognized in the quarters in which the recoveries were realized, and the costs of the internal investigation, cooperation with the SEC, Nasdaq and criminal authorities in their investigations and recovery efforts were expensed as incurred. During 2003, the Company recorded recoveries of $770, net of income taxes ($971 gross), and embezzlement-related costs of $162, net of income tax benefits ($202 gross), compared to embezzlement-related costs of $648, net of income tax benefits ($683 gross), in 2002. The Company does not anticipate any future material embezzlement-related costs or recoveries.

(3)	Banking Facilities and Other Debt
      On August 25, 2004, the Company entered into a credit agreement with a new bank (the “Lender”) that includes a five-year $30,000 term loan (the “New Term Loan”), and a three-year $30,000 revolving credit facility (the “New Revolving Credit Facility”; together, the “New Credit Facility”). At the closing of the New Credit Facility, the Company borrowed $37,780 (the entire New Term Loan, and $7,780 on the New Revolving Credit Facility) to repay the outstanding balances, including a prepayment penalty, on the Company’s previous bank term loan and revolving credit facility. Pursuant to a security agreement, also dated August 25, 2004 (the “Security Agreement”), the New Term Loan and the New Revolving Credit Facility are collateralized by the Company’s and its subsidiaries’ existing and hereafter acquired tangible assets, intangible assets and real property. The Company paid the Lender an origination fee equal to 0.25% of the total amount committed under the New Credit Facility.
      The New Term Loan required a principal payment of $200 on September 30, 2004 and quarterly principal payments of $625 thereafter, which equates to a 12-year amortization, with a final principal payment of $17,925 due on August 25, 2009. Subject to continued compliance with financial covenants, the Company may make additional draws on the New Revolving Credit Facility, which matures August 25, 2007. The Lender may accelerate the maturity of the New Term Loan and the New Revolving Credit Facility if any event of default, as defined under the New Credit Facility, occurs.
      The New Term Loan and the New Revolving Credit Facility bear interest, at the Company’s option, at LIBOR plus a margin of 1.25% to 2.50%, or the Lender’s Prime Rate plus a margin of minus 0.50% to plus 0.50%. The margins are determined quarterly in accordance with a defined rate spread based upon the ratio of

UNITED STATES LIME & MINERALS, INC.
Notes to Consolidated Financial Statements — (Continued)
the Company’s average total funded senior indebtedness for the preceding four quarters to earnings before interest, taxes, depreciation, depletion and amortization (EBITDA) for the twelve months ended on the last day of the most recent calendar quarter. The margins were 1.75% for LIBOR and 0.0% for Prime Rate loans during 2004. Prior to entering into an interest rate hedge, the interest rates on the Company’s borrowings under the New Term Loan and the New Revolving Credit Facility were 3.375% for $35,000 and 4.5% for the remaining $2,780. In conjunction with the New Credit Facility, the Company entered into a hedge to fix the LIBOR rate for the New Term Loan at 3.87% on $25,000 for the period September 1, 2004 through the maturity date, and on the remaining principal balance of approximately $4,700 for the period December 31, 2004 through the maturity date, resulting in an interest rate of 5.62% for the New Term Loan based on the current margin of 1.75%. The hedges have been designated as cash flow hedges, and as such, changes in the fair market value are a component of stockholders’ equity. The Company is exposed to credit losses in the event of non-performance by the counterparty of these hedges. The fair market value of the hedges at December 31, 2004 was a liability of $57, which is included in Other liabilities on the December 31, 2004 Consolidated Balance Sheet.
      The New Credit Facility and Security Agreement contain covenants that restrict the incurrence of debt, guaranties and liens, and place restrictions on investments and the sale of significant assets. The Company is also required to meet a minimum debt service coverage ratio and not exceed specified leverage ratios. The New Credit Facility provides that the Company may pay annual dividends, not to exceed $1,500, so long as after such payment, the Company remains solvent and the payment does not cause or result in any default or event of default as defined under the New Credit Facility.
      As a result of entering into the New Credit Facility and borrowings thereunder, the Company repaid all of the $35,556 outstanding debt under its previous $50,000 Senior Secured Term Loan (the “Old Term Loan”) and terminated the associated credit agreement that had been entered into on April 22, 1999 with a consortium of commercial banks. The Old Term Loan was repayable over a period of approximately eight years, maturing on March 30, 2007, and required monthly principal payments of $278, which began April 30, 2000, with a final principal payment of $26,944 on March 30, 2007, which equated to a 15-year amortization.
      The interest rate on the first $30,000 borrowed under the Old Term Loan was 8.875%. The subsequent installments bore interest from the date they were funded at 3.52% above the secondary market yield of the United States Treasury obligation maturing May 15, 2005. The blended rate for the additional $20,000 was 9.84%.
      Upon the prepayment of the Old Term Loan, the Company was required to pay a prepayment penalty of approximately $235, which was included in interest expense in the third quarter 2004. Also, approximately $632 of unamortized financing costs relating to the Old Term Loan was included in interest expense in the third quarter.
      The Company also terminated its previous $6,000 revolving credit facility and repaid the $1,750 outstanding principal balance. In addition, the Company had a $2,000 equipment line of credit (available for financing or leasing large mobile equipment used in its operations) from the bank that had issued the revolving credit facility, of which approximately $633 of operating lease obligations remained at / December 31, 2004. The revolving credit facility was secured by the Company’s accounts receivable and inventories, provided for an interest rate of LIBOR plus 2.75% and originally matured on March 1, 2004. On December 29, 2003, the Loan and Security Agreement had been amended to increase the revolving credit facility from $5,000 to $6,000 and extend the maturity to April 1, 2005.
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

UNITED STATES LIME & MINERALS, INC.
Notes to Consolidated Financial Statements — (Continued)
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
      The net proceeds of approximately $13,450 from the private placement were primarily used to fund the Phase II expansion of the Company’s Arkansas facilities. Terms of the Sub Notes include: a maturity date of August 5, 2008, subject to acceleration upon a change in control; no mandatory principal payments prior to maturity; an interest rate of 14% (12% paid in cash and 2% paid in cash or in kind at the Company’s option); and, except as discussed below, no optional prepayment prior to August 5, 2005 and a 4% prepayment penalty if repaid before maturity. The terms of the Sub Notes are identical to one another, except that the Sub Note for the affiliate of Inberdon did not prohibit prepayment prior to August 5, 2005 and did not require a prepayment penalty if repaid before maturity, resulting in a weighted average prepayment penalty of approximately 2.4% if the Sub Notes are repaid before maturity. The Sub Notes require compliance with the Company’s other debt agreements and restrict the sale of significant assets.
      The private placement also included six-year detachable warrants, providing the Sub Note investors the right to purchase an aggregate of 162,000 shares of the Company’s common stock, at 110% of the average closing price of one share of common stock for the trailing 30 trading days prior to closing, or $3.84. The fair value of the warrants was recorded as a reduction of the carrying value of the Sub Notes and is being accreted over the term of the Sub Notes, resulting in an effective annual interest rate of 14.44%. After August 5, 2008, or upon an earlier change in control, the investors may require the Company to repurchase any or all shares acquired through exercise of the warrants (the “Warrant Shares”). The repurchase price for each Warrant Share will equal the average closing price of one share of the Company’s common stock for the 30 trading days preceding the date the Warrant Shares are put back to the Company. Changes in the repurchase price for each Warrant Share are accreted or decreted to interest expense over the five-year period from the date of issuance to August 5, 2008, with the offset to interest expense. The investors are also entitled to certain registration rights for the resale of their Warrant Shares.
      The Company made a principal prepayments on the Sub Notes totaling $7,000 during 2004, including full prepayment of the Sub Note held by the affiliate of Inberdon. Pursuant to the terms of the Sub Notes, a $30 prepayment penalty was paid on $1,500 of the principal prepayment.
      A summary of outstanding debt at the dates indicated is as follows (In thousands of dollars):

	December 31,	December 31,
	2004	2003

New Term Loan	$29,175	$—
Old Term Loan	—	37,500
Sub Notes	7,000	14,000
Discount on Sub Notes	(110)	(281)
Revolving Credit Facility	7,825	—

Subtotal	43,890	51,219
Less current installments	2,500	3,333

Debt, excluding current installments	$41,390	$47,886

      The Company estimated that the fair value of the Sub Notes at December 31, 2004 and 2003 was $7,400 and $14,000, respectively. These estimates were based on interest rates available for debt instruments with similar terms as of the valuation dates. As the Company’s other debt instruments bear (or bore) interest at

UNITED STATES LIME & MINERALS, INC.
Notes to Consolidated Financial Statements — (Continued)
floating rates, the Company estimates that the carrying value of these debt instruments approximates fair value.
      Principal amounts payable on the Company’s long-term debt outstanding as of December 31, 2004 are as follows (in thousands of dollars):

Total	2005	2006	2007	2008	2009	Thereafter

$44,000	$2,500	$10,325	$2,500	$9,500	$19,175	$—

(4)	Accumulated Other Comprehensive Loss
      The $363 and $237 accumulated other comprehensive loss (“AOCL”) at December 31, 2004 and 2003, respectively resulted from $306 and $237 for unfunded projected benefit obligations for a defined benefit pension plan at December 31, 2004 and 2003, respectively. The December 31, 2004 AOCL also included $57 for the mark to market liability for the Company’s interest rate hedge. See Notes 1, 3 and 7.

(5)	Income Taxes
      Income tax expense, net for the years ended December 31, 2004, 2003 and 2002, is as follows:

	2004	2003	2002

Current income tax (benefit) expense	$(448)	$495	$35
Deferred income tax expense	1,932	449	—

Income tax expense, net	$1,384	$944	$35

      A reconciliation of income taxes computed at the federal statutory rate to income tax expense, net for the years ended December 31, 2004, 2003 and 2002, is as follows:

	2004		2003		2002

		Percent		Percent		Percent
		of Pretax		of Pretax		of Pretax
	Amount	Income	Amount	Income	Amount	Income

Income taxes computed at the federal statutory rate	$2,622	34.0%	$1,634	34.0%	$228	34.0%
(Reduction) increase in taxes resulting from:
Statutory depletion in excess of cost depletion	(946)	(12.3)	(764)	(15.9)	(539)	(80.4)
State income taxes, net of federal income tax benefit	95	1.2	73	1.5	23	3.4
Recognition of previously reserved deferred tax assets	(218)	(2.8)	(50)	(1.0)	—	—
Other	(169)	(2.2)	51	1.0	323	48.2

Income tax expense, net	$1,384	17.9%	$944	19.6%	$35	5.2%

      Generally, the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”) require deferred tax assets to be reduced by a valuation allowance if, based on the weight of available evidence, it is “more likely than not” that some portion or all of the deferred tax assets will not be realized. SFAS 109 requires an assessment of all available evidence, both positive and negative, to determine the amount of any required valuation allowance.

UNITED STATES LIME & MINERALS, INC.
Notes to Consolidated Financial Statements — (Continued)
      At December 31, 2004, the Company had deferred tax liabilities of $5,690, a valuation allowance of $1,002 and deferred tax assets of $6,800. The principal temporary difference related to the deferred tax liabilities was property. The principal deferred tax assets were alternative minimum tax (“AMT”) credit carryforwards of $3,602 and $2,636 for federal net operating loss (“NOL”) carryforwards.
      At December 31, 2003, the Company had deferred tax liabilities of $1,980, a valuation allowance of $1,220 and deferred tax assets of $5,099. The principal temporary difference related to the deferred tax liabilities was property. The principal deferred tax assets were AMT credit carryforwards of $4,202 and $470 for federal NOL carryforwards.
      The Company had federal NOL carryforwards of approximately $7,800 and $2,091 at December 31, 2004 and 2003, respectively, with the earliest expiring in 2022. The Company also had state NOL carryforwards of approximately $3,200 at December 31, 2004 and 2003 with the earliest expiring in 2006.
      Due to uncertainties about realizing its AMT credit carryforwards in other deferred tax assets, the Company established valuation allowances as of December 31, 2004 and 2003 for excess deferred tax assets which may not be realizable in future years. The Company will continue to evaluate this valuation allowance.

(6)	Oil and Gas Lease
      As of May 28, 2004, the Company entered into an oil and gas lease agreement with EOG Resources, Inc. with respect to oil and gas rights on its Cleburne, Texas property. Pursuant to the lease, the Company has received lease bonus payments totaling $1,328, which are reflected in other income for 2004. In addition, the Company retained a royalty interest in oil and gas produced from any successful wells drilled on the leased property.

(7)	Employee Retirement Plans
      The Company has a noncontributory defined benefit pension plan (the “Corson Plan”) that covers substantially all union employees previously employed by its wholly-owned subsidiary, Corson Lime Company. In 1997, the Company sold substantially all of the assets of Corson Lime Company and all benefits for participants in the plan were frozen. During 1997 and 1998, the Company made contributions to the Corson Plan that were intended to fully fund the benefits earned by the participants. The Company made no contributions to the Corson Plan from 1999 through 2002. In recent years, significant declines in the financial markets have unfavorably impacted plan asset values, resulting in an unfunded projected benefit obligation of $270 and $337 at December 31, 2004 and 2003, respectively. As a result, the Company made contributions of $212 and $107 to the Corson Plan in 2004 and 2003, respectively, and recorded other comprehensive (loss) income of ($69), net of $43 tax benefit, and $17, net of $11 tax expense for the years ended December 31, 2004 and 2003, respectively. The Company anticipates making a $18 contribution in 2005.
      In consultation with the investment advisor for the Corson Plan, the administrative committee, consisting of management employees appointed by the Company’s Board of Directors, establishes the investment objective for the plan’s assets. The investment advisor makes all specific investment decisions. Historically, Corson Plan assets have been allocated approximately 50% to 70% to equity securities with a goal of providing long-term growth of at least 9.0% per year. Due to reduced returns on assets during the last few years, the Company reduced its expected average future long-term rate of return for its Pension Plan assets to 8.25% based on an asset allocation policy of 50% to 70% to common equities with the remainder allocated to fixed income securities. The Company’s long-term rate of return expectations are based on past performance of equity and fixed income securities and our asset allocations.

UNITED STATES LIME & MINERALS, INC.
Notes to Consolidated Financial Statements — (Continued)
      The following table sets forth the asset allocation for the Corson Plan at November 30 (measurement date):

	2004	2003

Equity securities and funds	58.7%	61.0%
Institutional bond funds	39.8	38.7
Cash and cash equivalents	1.5	0.3

	100.0%	100.0%

      The following table sets forth the funded status of the Corson Plan accrued pension benefits at November 30 (measurement date):

	2004	2003

Change in benefit obligation:
Benefit obligation at beginning of year	$1,589	$1,546
Interest cost	106	111
Actuarial loss	124	49
Benefits paid	(117)	(117)

Benefit obligation at end of year	$1,702	$1,589

Change in plan assets:
Fair value of plan assets at beginning of year	$1,252	$1,137
Employer contribution	212	107
Actual gain on plan assets	85	125
Benefits paid	(117)	(117)

Fair value of plan assets at end of year	$1,432	$1,252

Underfunded status	$(270)	$(337)

Accumulated benefit obligation	$1,702	$1,589

      The net liability recognized in the consolidated balance sheets at December 31 consists of the following:

	2004	2003

Accrued benefit cost	$270	$337
      The weighted average assumptions used in the measurement of the Corson Plan benefit obligation at December 31 are as follows:

	2004	2003

Discount rate	6.25%	7.0%
Expected long-term return on plan assets	8.25%	9.0%

UNITED STATES LIME & MINERALS, INC.
Notes to Consolidated Financial Statements — (Continued)
      The following table provides the components of the Corson Plan net periodic benefit cost:

	Year Ended December 31,

	2004	2003	2002

Interest cost	$106	$111	$112
Expected return on plan assets	(110)	(96)	(121)
Amortization of net actuarial loss	38	37	19

Net periodic benefit cost	$34	$52	$10

      The Company expects benefit payments of $123 in 2005, $121 in 2006, $120 in 2007, $116 in 2008, $113 in 2009 and $640 for years 2010-2014.
      The Company has a contributory retirement (401(k)) savings plan for nonunion employees. The Company contributions to the plan were $64 during 2004 and $57 during each of 2003 and 2001. The Company also has contributory retirement (401(k)) savings plans for union employees of Arkansas Lime Company and Texas Lime Company. The Company contributions to these plans were $42 in 2004, $35 in 2003 and $32 in 2002.

(8)	Stock Option Plans
      On April 27, 2001, the Company implemented the 2001 Long-Term Incentive Plan (the “2001 Plan”) that replaced the 1992 Stock Option Plan, as Amended and Restated (the “1992 Plan”). In addition to stock options, the 2001 Plan, unlike the 1992 Plan, provides for the grant of stock appreciation rights, restricted stock, deferred stock and other stock-based awards to officers and employees. The 2001 Plan also makes directors and consultants eligible for grants of stock options and other awards. The 1992 Plan only provided for grants to key employees. As a result of the adoption of the 2001 Plan, no further grants will be made under the 1992 Plan, but the terms of the 1992 Plan will continue to govern options that remain outstanding under the 1992 Plan.
      The number of shares of common stock that may be subject to outstanding awards granted under the 2001 Plan (determined immediately after the grant of any award) may not exceed 475,000. In addition, no individual may receive awards in any one calendar year relating to more than 100,000 shares of common stock. The options under both the 2001 Plan and 1992 Plan expire ten years from the date of grant and generally become exercisable, or vest, over a period of one to three years from the grant date.

UNITED STATES LIME & MINERALS, INC.
Notes to Consolidated Financial Statements — (Continued)
      As of December 31, 2004, the number of shares remaining available for future grant under the 2001 Plan was 204,500. A summary of the Company’s stock option activity and related information for the years ended December 31, 2004, 2003 and 2002 is as follows:

	2004		2003		2002

		Weighted		Weighted		Weighted
		Average		Average		Average
	Options	Exercise Price	Options	Exercise Price	Options	Exercise Price

Outstanding at beginning of year	319,500	$5.62	25,000	$6.55	253,500	$6.68
Granted	106,000	9.32	114,500	3.65	—	—
Exercised	(46,000)	5.04	(20,000)	4.75	—	—
Forfeited	(500)	7.00	—	—	(28,500)	7.75

Outstanding at end of year	379,000	$7.21	319,500	$5.62	225,000	$6.55

Exercisable at end of year	255,857	$6.69	213,000	$6.59	225,000	6.55

Weighted average fair value of options granted during the year		$3.15		$0.86		N/A

Weighted average remaining contractual life in years		6.53		6.58		5.03

      The following table summarizes information about options outstanding at December 31, 2004:

	Weighted Average Remaining
Exercise Price	Contractual Life (Years)	Number of Shares

$8.25	0.88	50,000
$7.00	3.14	37,500
$8.00	4.88	30,000
$6.75	5.13	5,000
$4.94	6.50	50,000
$3.85	8.09	64,500
$3.27	8.34	30,000
$3.26	8.38	6,000
$8.56	9.08	64,000
$8.00	9.17	4,000
$8.39	9.35	8,000
$11.35	10.00	30,000

	6.53	379,000

(9)	Commitments and Contingencies
      The Company leases some of the equipment used in its operations under operating leases. Generally, the leases are for periods varying from one to five years and are renewable at the option of the Company. The Company also has a lease for corporate office space. Total lease and rent expense was $737 for 2004, $561 for 2003, and $435 or 2002. As of December 31, 2004, future minimum payments under noncancelable operating leases were $378 for 2005 and 2006, $202 for 2007, $108 for 2008, $43 for 2009 and $0 thereafter.
      After August 5, 2008, or upon an earlier change in control, the Sub Note investors may require the Company to repurchase, at the per share price equal to the average closing price for the preceding 30 trading

UNITED STATES LIME & MINERALS, INC.
Notes to Consolidated Financial Statements — (Continued)
days, any or all of the 162,000 shares that may be purchased by exercising the warrants. See Notes 1(f) and 3. The liability recognized in the consolidated balance sheets for this potential repurchase was $539 and $328 at December 31, 2004 and 2003, respectively.
      The Company is party to lawsuits and claims arising in the normal course of business, none of which, in the opinion of management, is expected to have a material adverse effect on the Company’s financial condition, results of operation, cash flows or competitive position.
      The Company is not contractually committed to any planned capital expenditures until actual orders are placed for equipment or services. At December 31, 2004, the Company had commitments for approximately $701 of open equipment and construction orders and approximately $1,367 included in accounts payable and accrued expenses related to the refurbishing of the Shreveport terminal and the Texas kiln baghouse projects. At December 31, 2003, the Company had approximately $2,500 for open equipment and construction orders and approximately $1,300 included in accounts payable and accrued expenses related to the Phase II expansion project in Arkansas.

(10)	Summary of Quarterly Financial Data (unaudited)

	2004

	March 31,	June 30,		September 30,	December 31,

Revenues	$12,075	$14,752		$15,770	$13,082
Gross profit	3,415	4,605		5,159	3,841
Net income	$830	$2,452	(1)	$1,730	$1,317

Basic income per common share	$0.14	$0.42		$0.30	$0.23

Diluted Income per common share	$0.14	$0.42		$0.29	$0.22

	2003

	March 31,	June 30,		September 30,	December 31,

Revenues	$9,556	$11,529		$12,849	$11,322
Gross profit	1,749	3,459		4,387	3,467
Net (loss) income	$(271)	$1,813	(2)	$1,642	$676

Basic and diluted (loss) income per common share	$(0.05)	$0.31		$0.28	$0.12

(1)	Includes an oil gas lease bonus payment of $1,192 ($954, or $0.16 per diluted share, net of income taxes).

(2)	Includes $708 of embezzlement-related recoveries net of costs ($602, or $0.10 per diluted share, net of income taxes).

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
      NOT APPLICABLE

ITEM 9A.	CONTROLS AND PROCEDURES
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

ITEM 9B.	OTHER INFORMATION
      NOT APPLICABLE
PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
      The information appearing under “Election of Directors”, “Nominees for Director”, “Executive Officers Who Are Not Also Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” in the definitive Proxy Statement for the Company’s 2005 Annual Meeting of Shareholders (the “2005 Proxy Statement”) is hereby incorporated by reference in answer to this Item 10. The Company anticipates that it will file the 2005 Proxy Statement with the Securities and Exchange Commission on or before April 8, 2005.

ITEM 11.	EXECUTIVE COMPENSATION
      The information appearing under “Executive Compensation” in the 2005 Proxy Statement is hereby incorporated by reference in answer to this Item 11.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
      The information appearing under “Voting Securities and Principal Shareholders”, “Shareholdings of Company Directors and Executive Officers” and “Executive Compensation” in the 2005 Proxy Statement is hereby incorporated by reference in answer to this Item 12.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
      The information appearing under “Certain Transactions” in the 2005 Proxy Statement is hereby incorporated by reference in answer to this Item 13.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
      The information appearing under “Independent Auditors” in the 2005 Proxy Statement is hereby incorporated by reference in answer to this Item 14.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
      (a) 1. The following financial statements are included in Item 8:
      Report of Independent Registered Public Accounting Firm
      Consolidated Financial Statements:

Consolidated Balance Sheets as of December, 31, 2004 and 2003;

Consolidated Statements of Operations for the Years Ended December 31, 2004, 2003 and 2002;

Consolidated Statements of Stockholders’ Equity for the Years Ended December, 31, 2004, 2003 and 2002;

Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002; and

Notes to Consolidated Financial Statements.
      2. All financial statement schedules are omitted because they are not applicable, or are immaterial, or the required information is presented in the consolidated financial statements or the related notes.
      3. The following documents are filed with or incorporated by reference into this Report:

3.1	Articles of Amendment to the Articles of Incorporation of Scottish Heritable, Inc. dated as of January 25, 1994 (incorporated by reference to Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993, File Number 0-4197).
3.2	Restated Articles of Incorporation of the Company dated as of May 14, 1990 (incorporated by reference to Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993, File Number 0-4197).
3.3	Composite Copy of Bylaws of the Company dated as of December 31, 1991 (incorporated by reference to Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991, File Number 0-4197).
10.1	United States Lime & Minerals, Inc. 1992 Stock Option Plan, as Amended and Restated (incorporated by reference to Exhibit 10(c) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, File Number 0-4197).
10.2	United States Lime & Minerals, Inc. 2001 Long-Term Incentive Plan (incorporated by reference to Exhibit B to the Company’s definitive Proxy Statement for its Annual Meeting of Shareholders held on April 27, 2001, File Number 0-4197).
10.3	Loan and Security Agreement dated December 30, 1997 among United States Lime & Minerals, Inc., Arkansas Lime Company and Texas Lime Company and CoreStates Bank, N.A. (incorporated by reference to Exhibit 10(l) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File Number 0-4197).
10.4	First Amendment to Amended and Restated Loan and Security Agreement dated August 31, 1998 among United States Lime & Minerals, Inc., Arkansas Lime Company and Texas Lime Company and First Union National Bank (incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September, 30, 1998, File Number 0-4197).
10.5	Employment Agreement dated as of October 11, 1989 between the Company and Billy R. Hughes (incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, File Number 0-4197).
10.6	Employment Agreement dated as of April 17, 1997 between the Company and Johnney G. Bowers (incorporated by reference to Exhibit 10(o) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File Number 0-4197).

10.7		Employment Agreement dated as December 8, 2000 between the Company and Timothy W. Byrne (incorporated by reference to Exhibit 10(s) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, File Number 0-4197).
10	.7.1	Amended and Restated Employment Agreement dated as of May 2, 2003 between the Company and Timothy W. Byrne (incorporated by reference to Exhibit 10.8.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, File Number 0-4197).
10.8		Credit Agreement dated April 22, 1999 among United States Lime & Minerals, Inc., Arkansas Lime Company, Texas Lime Company, the Lenders who are, or may become, a party to the Agreement, and First Union National Bank (incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, File Number 0-4197).
10.9		Second Amendment to Amended and Restated Loan and Security Agreement dated as of April 22, 1999 among United States Lime & Minerals, Inc., Arkansas Lime Company, Texas Lime Company, and First Union National Bank (incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, File Number 0-4197).
10.10		Letter Agreement dated as of May 31, 2000 among United States Lime & Minerals, Inc., Arkansas Lime Company, Texas Lime Company and First Union National Bank (incorporated by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File Number 0-4197).
10.11		Third Amendment to Amended and Restated Loan and Security Agreement dated as of April 26, 2001 among United States Lime & Minerals, Inc., Arkansas Lime Company, Texas Lime Company, and First Union National Bank (incorporated by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, File Number 0-4197).
10.12		Fourth Amendment to Amended and Restated Loan and Security Agreement dated as of December 31, 2001 among United States Lime & Minerals, Inc., Arkansas Lime Company, Texas Lime Company, and First Union National Bank (incorporated by reference to Exhibit 10(u) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, File Number 0-4197).
10.13		First Amendment to Credit Agreement dated as of December 27, 2000 among United States Lime & Minerals, Inc., Arkansas Lime Company, Texas Lime Company, the Lenders who are, or may become, a party to the Agreement, and First Union National Bank (incorporated by reference to the Company’s Current Report on Form 8-K dated January 18, 2001, File Number 0-4197).
10.14		Second Amended and Restated Note dated April 26, 2001 among United States Lime & Minerals, Inc., Arkansas Lime Company, Texas Lime Company, the Lenders who are, or may become, a party to the Agreement, and First Union National Bank (incorporated by reference to Exhibit 10(x) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, File Number 0-4197).
10.15		Fifth Amendment to Amended and Restated Loan and Security Agreement dated as of May 31, 2002 among United States Lime & Minerals, Inc., Arkansas Lime Company, Texas Lime Company and Wachovia Bank, f/k/a First Union National Bank (incorporated by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, File Number 0-4197).
10.16		Sixth Amendment to Amended and Restated Loan and Security Agreement dated as of January 31, 2003 among United States Lime & Minerals, Inc., Arkansas Lime Company, Texas Lime Company and Wachovia Bank. (incorporated by reference to Exhibit 10(s) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, File Number 0-4197).
10.17		Loan and Security Agreement dated March 3, 2003 among United States Lime & Minerals, Inc., Texas Lime Company, Arkansas Lime Company and National City Bank (incorporated by reference to Exhibit 10(t) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, File Number 0-4197).

10.18	Note and Warrant Purchase Agreement dated as of August 5, 2003 by and among United States Lime & Minerals, Inc. and Credit Trust S.A.L., ABB Finance Limited and R.S. Beall Capital Partners, LP (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, File Number 0-4197).
10.19	Form of 14% Subordinated PIK Note due 2008 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, File Number 0-4197).
10.20	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, File Number 0-4197).
10.21	Registration Rights Agreement dated as of August 5, 2003 by and among United States Lime & Minerals, Inc. and Credit Trust S.A.L., ABB Finance Limited and R.S. Beall Capital Partners, LP (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, File Number 0-4197).
10.22	Third Amendment to Credit Agreement dated as of August 5, 2003 among United States Lime & Minerals, Inc., Arkansas Lime Company, Texas Lime Company, the Lenders who are, or may become, a party to the Agreement, and National City Bank (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, File Number 0-4197).
10.23	First Amendment to Loan and Security Agreement dated August 5, 2003 among United States Lime & Minerals, Inc., Texas Lime Company, Arkansas Lime Company and National City Bank (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, File Number 0-4197).
10.24	Second Amendment to Loan and Security Agreement dated as of December 29, 2003 among United States Lime & Minerals, Inc., Texas Lime Company, Arkansas Lime Company and National City Bank (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, File Number 0-4197).
10.25	Oil and Gas Lease Agreement dated as of May 28, 2004 between Texas Lime Company and EOG Resources, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, File Number 0-4197).
10.26	Credit Agreement dated as of August 25, 2004 among United States Lime & Minerals, Inc., each Lender from time to time a party thereto, and Wells Fargo Bank, N.A., as Administrative Agent, Swing Line Lender and L/ C Issuer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 31, 2004, File Number 0-4197).
10.27	Security Agreement dated as of August 25, 2004 among United States Lime & Minerals, Inc., Arkansas Lime Company, Colorado Lime Company, Texas Lime Company and U.S. Lime Company — Houston, in favor of Wells Fargo Bank, N. A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 31, 2004, File Number 0-4197).
21	Subsidiaries of the Company.
23	Consent of Independent Registered Public Accounting Firm.
31.1	Rule 13a-14(a)/15d-14(a)Certification by Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a)Certification by Chief Financial Officer.
32.1	Section 1350 Certification by Chief Executive Officer.
32.2	Section 1350 Certification by Chief Financial Officer.

Exhibits 10.1, 10.2, and 10.5 through 10.7.1 are management contracts or compensatory plans or arrangements required to be filed as exhibits.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED STATES LIME & MINERALS, INC.

By:	/s/ Timothy W. Byrne

Timothy W. Byrne
President and Chief Executive Officer
Date: March 23, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Timothy W. Byrne Timothy W. Byrne	President, Chief Executive Officer, and Director (Principal Executive Officer)	March 23, 2005

/s/ M. Michael Owens M. Michael Owens	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 23, 2005

/s/ Edward A. Odishaw Edward A. Odishaw	Director and Chairman of the Board	March 23, 2005

/s/ Antoine M. Doumet Antoine M. Doumet	Director and Vice Chairman of the Board	March 23, 2005

/s/ Wallace G. Irmscher Wallace G. Irmscher	Director	March 23, 2005

/s/ Richard W. Cardin Richard W. Cardin	Director	March 23, 2005