Form 10-Q
period 2005-03-31
UNITED STATES LIME & MINERALS INC
filed 2005-05-05
CIK 82020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ........ to ........

Commission file number is 0-4197

UNITED STATES LIME & MINERALS, INC.

(Exact name of registrant as specified in its charter)

TEXAS	75-0789226

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

13800 Montfort Drive, Suite 330, Dallas, TX	75240

(Address of principal executive offices)	(Zip Code)

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

     Yes ☐       No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 4, 2005, 5,876,638 shares of common stock, $0.10 par value, were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)
(Unaudited)

	March 31, 2005	December 31, 2004
ASSETS

Current Assets:
Cash and cash equivalents	$207	$227
Trade receivables, net	10,306	9,466
Inventories	5,172	5,113
Prepaid expenses and other current assets	576	996

Total current assets	16,261	15,802

Property, plant and equipment, at cost:	141,098	138,122
Less accumulated depreciation	(56,506)	(54,581)

Property, plant and equipment, net	84,592	83,541

Other assets, net	1,595	996

Total assets	$102,448	$100,339

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Current installments of debt	$2,500	$2,500
Accounts payable	4,928	4,176
Accrued expenses	2,468	2,993

Total current liabilities	9,896	9,669

Debt, excluding current installments	40,764	41,390
Other liabilities	1,332	1,057

Total liabilities	51,992	52,116

Stockholders’ Equity:
Common stock	588	584
Additional paid-in capital	10,660	10,516
Accumulated other comprehensive income (loss)	227	(363)
Retained earnings	38,981	37,486

Total stockholders’ equity	50,456	48,223

Total liabilities and stockholders’ equity	$102,448	$100,339

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands of dollars, except per share amounts)
(Unaudited)

		QUARTER ENDED
	March 31,
	2005		2004
Revenues	$15,466	100.0%	$12,075	100.0%

Cost of revenues:
Labor and other operating expenses	9,187	59.4%	7,042	58.3%
Depreciation, depletion and amortization	1,890	12.2%	1,618	13.4%

	11,077	71.6%	8,660	71.7%

Gross profit	4,389	28.4%	3,415	28.3%

Selling, general and administrative expenses	1,400	9.1%	1,188	9.9%

Operating profit	2,989	19.3%	2,227	18.4%

Other expenses (income):
Interest expense	1,138	7.3%	1,207	10.0%
Other (income), net	(18)	(0.1)%	(18)	(0.2)%

	1,120	7.2%	1,189	9.8%

Income before income taxes	1,869	12.1%	1,038	8.6%

Income tax expense	374	2.4%	208	1.7%

Net income	$1,495	9.7%	$830	6.9%

Income per share of common stock:
Basic	$0.26		$0.14
Diluted	$0.25		$0.14

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)
(Unaudited)

	QUARTER ENDED
	MARCH 31,
	2005	2004
Operating Activities:
Net income	$1,495	$830
Adjustments to reconcile net income to net cash provided by operations:

Depreciation, depletion and amortization	1,960	1,696
Amortization of financing costs	27	96
Amortization of debt discount	8	15
Accretion of repurchase liability — warrant shares	347	31
Deferred income taxes	108	217
Loss on sale of assets	12	40
Changes in operating assets and liabilities:
Trade receivables	(840)	(1,162)
Inventories	(59)	(110)
Prepaid expenses	420	273
Other assets	(144)	(32)
Accounts payable and accrued expenses	1,530	1,457
Other liabilities	(73)	(218)

Total adjustments	3,296	2,303

Net cash provided by operations	$4,791	$3,133

Investing Activities:
Purchase of property, plant and equipment	$(4,326)	$(6,443)
Proceeds from sale of property, plant and equipment	1	0

Net cash used in investing activities	$(4,325)	$(6,443)

Financing Activities:
Repayment of revolving credit facility, net	$(8)	$—
Repayment of term loans	(625)	(833)
Proceeds from exercise of stock options	147	27

Net cash used in financing activities	$(486)	$(806)

Net decrease in cash and cash equivalents	(20)	(4,116)
Cash and cash equivalents at beginning of period	227	6,375

Cash and cash equivalents at end of period	$207	$2,259

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Basis of Presentation

          Presentation. The condensed consolidated financial statements included herein have been prepared by the Company without independent audit. In the opinion of the Company’s management, all adjustments of a normal and recurring nature necessary to present fairly the financial position, results of operations and cash flows for the periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2004. The results of operations for the three-month period ended March 31, 2005 are not necessarily indicative of operating results for the full year.

          Stock-Based Compensation. The Company accounts for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Stock-based compensation expense associated with option grants was not recognized in the net income for the quarters ended March 31, 2005 and 2004, as all options granted have had exercise prices equal to the market value of the underlying common stock on the dates of grant. The following table illustrates the effect on net income and income per common share if the Company had applied the fair-value-based recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation (in thousands, except per share amounts):

	Quarter Ended
	March 31,
	2005	2004
Net income as reported	$1,495	$830
Pro forma stock-based employee and director compensation expense, net of income taxes, under the fair value method	(119)	(33)

Pro forma net income	$1,376	$797

Basic income per common share, as reported	$0.26	$0.14
Diluted income per common share, as reported	$0.25	$0.14
Pro forma basic income per common share	$0.23	$0.14
Pro forma diluted income per common share	$0.23	$0.14

          The Securities and Exchange Commission recently delayed the effective date for compliance with Statement of Financial Accounting Standards 123(R) “Share-Based Payments”, (“SFAS 123(R)”), which generally requires all share-based payments to employees and directors, including grants of employee stock options, to be recognized in the Company’s Consolidated Statements of Operations based on their fair values. The Company must now adopt SFAS 123(R) no later than January 1, 2006. The Company plans to adopt the provisions of SFAS 123(R) on January 1, 2006. The Company estimates that the adoption of SFAS 123(R), based on the outstanding unvested stock options at March 31, 2005, will not have a material effect on the Company’s financial condition, results of operations, cash flows or competitive position.

2. Income Per Share of Common Stock

     The following table sets forth the computation of basic and diluted income per common share (in thousands, except per share amounts):

	Quarter Ended
	March 31,
	2005	2004
Numerator:
Net income for basic income per common share	$1,495	$830
Warrant interest adjustment	—	31

Net income for diluted income per common share	$1,495	$861

Denominator:
Denominator for basic income per common share - weighted-average shares	5,861	5,818

Effect of dilutive securities:
Warrants	—	88
Employee stock options	123	73

Denominator for diluted income per common share - adjusted weighted-average shares and assumed exercises	5,984	5,979

Basic income per common share	$0.26	$0.14

Diluted income per common share	$0.25	$0.14

3. Inventories

     Inventories consisted of the following at:

	March 31,	December 31,
(In thousands)	2005	2004
Lime and limestone inventories:
Raw materials	$2,228	$1,913
Finished goods	611	756

	2,839	2,669
Service parts inventories	2,333	2,444

Total inventories	$5,172	$5,113

4. Accumulated Other Comprehensive Income (Loss)

     The following table presents the components of comprehensive income (in thousands):

	Quarter Ended
	March 31,
	2005	2004
Net income	$1,495	$830
Change in fair value of interest rate hedge	590	0

Comprehensive income	$2,085	$830

     Accumulated other comprehensive income (loss) consisted of the following at (in thousands):

	March 31,	December 31,
	2005	2004
Mark-to-market for interest rate hedge	$533	$(57)
Minimum pension liability adjustment, net of tax benefit	(306)	(306)

Accumulated other comprehensive income (loss)	$227	$(363)

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

     The New Term Loan and the New Revolving Credit Facility bear interest, at the Company’s option, at LIBOR plus a margin of 1.25% to 2.50%, or the Lender’s Prime Rate plus a margin of minus 0.50% to plus 0.50%. The margins are determined quarterly in accordance with a defined rate spread based upon the ratio of the Company’s average total funded senior indebtedness for the preceding four quarters to earnings before interest, taxes, depreciation, depletion and amortization (EBITDA) for the twelve months ended on the last day of the most recent calendar quarter. The margins have been, and currently are, 1.75% for LIBOR and 0.0% for Prime Rate loans. In conjunction with the New Credit Facility, the Company entered into a hedge to fix the LIBOR rate for the New Term Loan at 3.87% through the maturity date, resulting in an interest rate of 5.62% for the New Term Loan based on the current margin of 1.75%. The hedges have been designated as cash flow hedges, and as such, changes in the fair market value are a component of stockholders’ equity. The Company is exposed to credit losses in the event of non-performance by the counterparty of these hedges. The fair market value of the hedges at March 31, 2005 was an asset of $533,000, which is included in Other assets, net on the March 31, 2005 Condensed Consolidated Balance Sheet.

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

     As a result of entering into the New Credit Facility and borrowings thereunder, the Company repaid all of the $35,556,000 then-outstanding debt under its previous $50,000,000 Senior Secured Term Loan (the “Old Term Loan”) and terminated the associated credit agreement that had been entered into on April 22, 1999 with a consortium of commercial banks. The Old Term Loan was repayable over a period of approximately eight years, maturing on March 30, 2007, and required monthly principal payments of $278,000, which began April 30, 2000, with a final principal payment of $26,944,000 on March 30, 2007, which equated to a 15-year amortization.

     The interest rate on the first $30,000,000 borrowed under the Old Term Loan was 8.875%. The subsequent installments bore interest from the date they were funded at 3.52% above the secondary market yield of the United States Treasury obligation maturing May 15, 2005. The blended rate for the additional $20,000,000 was 9.84%.

     The Company also terminated its previous $6,000,000 revolving credit facility and repaid the $1,750,000 then-outstanding principal balance. The revolving credit facility was secured by the Company’s accounts receivable and inventories, provided for an interest rate of LIBOR plus 2.75% and matured on April 1, 2005. In addition, the Company had a $2,000,000 equipment line of credit (available for financing or leasing large mobile equipment used in its operations) from the bank that had issued the revolving credit facility, of which approximately $566,000 of operating lease obligations remained at March 31, 2005.

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

     A summary of outstanding debt at the dates indicated is as follows (in thousands):

	March 31,	December 31,
	2005	2004
New Term Loan	$28,550	$29,175
Sub Notes	7,000	7,000
Discount on Sub Notes	(103)	(110)
New Revolving Credit Facility	7,817	7,825

Subtotal	43,264	43,890
Less current installments	2,500	2,500

Debt, excluding current installments	$40,764	$41,390

6. Income Taxes

     The Company has estimated that its effective income tax rate for 2005 will be approximately 20% on income before taxes. As in prior periods, the primary reason for the effective rate being below the federal statutory rate is due to statutory depletion which is allowed for income tax purposes and is a permanent difference between net income for financial reporting purposes and taxable income.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements. Any statements contained in this Report that are not statements of historical fact are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements in this Report, including without limitation statements relating to the Company’s plans, strategies, objectives, expectations, intentions, and adequacy of resources, are identified by such words as “will,” “could,” “should,” “believe,” “expect,” “intend,” “plan,” “schedule,” “estimate,” “anticipate,” and “project.” The Company undertakes no obligation to publicly update or revise any forward-looking statements. The Company cautions that forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from expectations, including without limitation the following: (i) the Company’s plans, strategies, objectives, expectations, and intentions are subject to change at any time in the Company’s discretion; (ii) the Company’s plans and results of operations will be affected by its ability to manage its growth; (iii) the Company’s ability to meet short-term and long-term liquidity demands, including servicing the Company’s debt; (iv) inclement weather conditions; (v) increased fuel costs; (vi) unanticipated delays or cost overruns in completing construction projects; (vii) reduced demand for the Company’s products; and (viii) other risks and uncertainties set forth below or indicated from time to time in the Company’s filings with the Securities and Exchange Commission, including the Company’s Form 10-K for the fiscal year ended December 31, 2004.

Liquidity and Capital Resources

     Net cash provided by operations was $4,791,000 for the quarter ended March 31, 2005, compared to $3,133,000 for the quarter ended March 31, 2004. The $1,658,000 increase primarily resulted from a $665,000 increase in net income in the 2005 period compared to the first quarter 2004, the increase in non-cash expenses and other changes in working capital. The most significant increases in non-cash expenses in the 2005 quarter compared to 2004 were $264,000 of depreciation, depletion and amortization and $240,000 of non-cash interest expense, principally relating to the Company’s warrant share repurchase obligation.

     The Company invested $4,326,000 in capital expenditures in the first quarter 2005, compared to $6,443,000 of capital expenditures in the same period last year. Approximately $1,795,000 of the 2005 capital expenditures, most of which were accrued at December 31, 2004, related to the refurbishing of the Shreveport terminal and the installation of a new kiln baghouse at the Company’s Texas facilities. Approximately $4,698,000 of the 2004 capital expenditures related to the Phase II expansion of the Company’s Arkansas facilities.

     Net cash used by financing activities was $486,000 in the 2005 quarter, including $634,000 for repayment of debt, compared to $806,000 in the 2004 quarter, including $833,000 for repayment of debt.

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

     The New Term Loan and the New Revolving Credit Facility bear interest, at the Company’s option, at LIBOR plus a margin of 1.25% to 2.50%, or the Lender’s Prime Rate plus a margin of minus 0.50% to plus 0.50%. The margins are determined quarterly in accordance with a defined rate spread based upon the ratio of the Company’s average total funded senior indebtedness for the preceding four quarters to earnings before interest, taxes, depreciation, depletion and amortization (EBITDA) for the twelve months ended on the last day of the most recent calendar quarter. The margins have been, and currently are, 1.75% for LIBOR and 0.0% for Prime Rate loans. In conjunction with the New Credit Facility, the Company entered into a hedge to fix the LIBOR rate for the New Term Loan at 3.87% through the maturity date, resulting in an interest rate of 5.62% for the New Term Loan based on the current margin of 1.75%. The hedges have been designated as cash flow hedges, and as such, changes in the fair market value are a component of stockholders’ equity. The Company is exposed to credit losses in the event of non-performance by the counterparty of these hedges. The fair market value of the hedges at Marches 31, 2005 was an asset of $533,000, which is included in Other assets, net on the March 31, 2005 Condensed Consolidated Balance Sheet.

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

     As a result of entering into the New Credit Facility and borrowings thereunder, the Company repaid all of the $35,556,000 then-outstanding debt under its previous $50,000,000 Senior Secured Term Loan (the “Old Term Loan”) and terminated the associated credit agreement that had been entered into on April 22, 1999 with a consortium of commercial banks. The Old Term Loan was repayable over a period of approximately eight years, maturing on March 30, 2007, and required monthly principal payments of $278,000, which began April 30, 2000, with a final principal payment of $26,944,000 on March 30, 2007, which equated to a 15-year amortization.

     The interest rate on the first $30,000,000 borrowed under the Old Term Loan was 8.875%. The subsequent installments bore interest from the date they were funded at 3.52% above the secondary market yield of the United States Treasury obligation maturing May 15, 2005. The blended rate for the additional $20,000,000 was 9.84%.

     The Company also terminated its previous $6,000,000 revolving credit facility and repaid the $1,750,000 then-outstanding principal balance. The revolving credit facility was secured by the Company’s accounts receivable and inventories, provided for an interest rate of LIBOR plus 2.75% and matured on April 1, 2005. In addition, the Company had a $2,000,000 equipment line of credit (available for financing or leasing large mobile equipment used in its operations) from the bank that had issued the revolving credit facility, of which approximately $566,000 of operating lease obligations remained at March 31, 2005.

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

     The Company is not contractually committed to any planned capital expenditures until actual orders are placed for equipment. As of March 31, 2005, the Company had no material open orders.

     The Company made principal prepayments on the Sub Notes totaling $7,000,000 during 2004, including full prepayment of the Sub Note held by the affiliate of Inberdon. As of March 31, 2005, the Company had $43,264,000 in total debt outstanding.

Results of Operations

     Revenues increased to $15,466,000 in the first quarter 2005, the highest first quarter revenues in the Company’s history, from $12,075,000 in the first quarter 2004, an increase of $3,391,000, or 28.1%. The increase in revenues for the first quarter 2005 compared to the comparable 2004 quarter was primarily due to increased lime sales resulting from lime production from the new kiln at the Company’s Arkansas plant, which came on line in late February 2004, and price increases on the Company’s products of approximately 8.5%, on average, in the 2005 quarter compared to the 2004 quarter. Due in part to temporary lime shortages, principally in the states east of the Arkansas plant, the Company has sold substantially all of the increased lime production at Arkansas. These shortages were primarily due to increased consumption of lime for steel-related uses and the closing of three lime plants in the Midwest in 2003.

     The Company’s gross profit was $4,389,000 for the first quarter 2005, compared to $3,415,000 for the first quarter 2004, an increase of $974,000, or 28.5%. Gross profit increased in the 2005 quarter compared to the 2004 quarter primarily due to the increased lime sales volume and price increases. The Company historically has lower gross profit margins in the first quarter due to winter maintenance programs at its Arkansas and Texas plants, as well as reduced construction related demand for lime and limestone products.

     Selling, general and administrative expenses (“SG&A”) increased by $212,000, or 17.8%, to $1,400,000 in the first quarter 2005, compared to $1,188,000 in the first quarter 2004, principally as a result of increased employee compensation and benefits and an increase in professional fees, primarily for compliance with the Sarbanes-Oxley Act of 2002 and associated regulatory requirements. As a percentage of sales, SG&A declined to 9.1% in the first quarter 2005 from 9.9% in the comparable 2004 quarter.

     Interest expense in the first quarter 2005 decreased $69,000, or 5.7%, to $1,138,000, compared to $1,207,000 in the first quarter 2004. The decrease in interest expense in the 2005 quarter primarily resulted from the Company’s August 2004 debt refinancing and the $7,300,000 of net repayments of debt over the last 12 months. These reductions were partially offset by a $347,000 charge to interest in the 2005 quarter for the mark-to-market adjustment on the Company’s Warrant Share put liability that resulted from an increase in the per share average closing price of the Company’s common stock for the last 30 trading days ending on March 31, 2005 to $16.455 from $10.792 for the last 30 trading days ending on December 31, 2004, compared to a $31,000 charge in the comparable 2004 quarter. Also, approximately $303,000 of interest was capitalized in the first quarter 2004 as part of the Arkansas Phase II expansion project.

     Income tax expense increased to $374,000 in the first quarter 2005 from $208,000 in the first quarter 2004, an increase of $166,000, or 79.8%.

     The Company’s net income was $1,495,000 ($0.25 per share) during the first quarter 2005, compared to net income of $830,000 ($0.14 per share) during the first quarter 2004, an increase of $665,000, or 80.1%. The first quarter 2005 net income was the highest in the Company’s history.

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

     The Company is exposed to changes in interest rates, primarily as a result of floating interest rates on the New Term Loan and New Revolving Credit Facility. Because the Sub Notes bear a fixed rate of interest, changes in interest rates do not subject the Company to changes in future interest expense with this borrowing.

     At March 31, 2005, the Company had $36,367,000 of indebtedness outstanding under floating rate debt. The Company has entered into interest rate swap agreements to swap floating rates for fixed rates at 3.87%, plus the applicable margin, through maturity on the New Term Loan balance of $28,550,000, leaving the $7,817,000 New Revolving Credit Facility balance subject to interest rate risk at March 31, 2005. Assuming no additional borrowings or repayments on the New Revolving Credit Facility, a 100 basis point increase in interest rates would result in an increase in interest expense and a decrease in income before taxes of approximately $78,000 per year. This amount has been estimated by calculating the impact of such hypothetical interest rate increase on the Company’s non-hedged, floating rate debt of $7,817,000 outstanding under the New Revolving Credit Facility at March 31, 2005 and assuming it remains outstanding over the next twelve months. Additional borrowings under the New Revolving Credit Facility would increase this estimate. (See Note 5 of Notes to Condensed Consolidated Financial Statements.)

Warrant Share Repurchase Obligation

     After August 5, 2008, or upon an earlier change of control, the Sub Note investors may require the Company to repurchase any or all of the 162,000 Warrant Shares that they may purchase by exercising the Company’s outstanding warrants. The repurchase price for each warrant share is equal to the average closing price of one share of the Company’s common stock for the 30 trading days preceding the date the Warrant Shares are put back to the Company. At March 31, 2005, the fair value of the Warrant Share put liability was estimated to be $2,044,000 based on the $16.455 per share average closing price of the Company’s common stock for the last 30 trading days ending on March 31, 2005, compared to $1,126,000 at December 31, 2004, based on the $10.792 per share closing price for the last 30 trading days ending on December 31, 2004. The March 31, 2005 carrying value for this liability was $885,000, compared to $539,000 at December 31, 2004. The difference between the fair value and the carrying value of the Warrant Share put liability is being accreted, and the effect on fair value of future changes in the repurchase price for each share are accreted or decreted, to interest expense over the five-year period from the date of issuance to August 5, 2008. Thereafter, the Warrant Share put liability will be marked-to-market, with any adjustment increasing or decreasing interest expense. (See Note 5 of Notes to Condensed Consolidated Financial Statements.)

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

PART II. OTHER INFORMATION

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company’s 2001 Long-Term Incentive Plan (the “2001 Plan”) and 1992 Stock Option Plan allow employees and directors to exercise stock options by payment in cash and/or delivery of shares of the Company’s common stock. In February 2005, pursuant to this provision, the Company received 1,200 shares of its common stock in payment to exercise stock options under the 2001 Plan. The 1,200 shares were valued at $15.05 per share, the fair market value of one share of the Company’s common stock on the date they were tendered to the Company.

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

UNITED STATES LIME & MINERALS, INC.

May 5, 2005	By:	/s/ Timothy W. Byrne

Timothy W. Byrne
President and Chief Executive Officer
(Principal Executive Officer)

May 5, 2005	By:	/s/ M. Michael Owens

M. Michael Owens
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

UNITED STATES LIME & MINERALS, INC.

Quarterly Report on Form 10-Q
Quarter Ended
March 31, 2005

Index to Exhibits

EXHIBIT
NUMBER	DESCRIPTION
31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.

32.1	Section 1350 Certification by the Chief Executive Officer.

32.2	Section 1350 Certification by the Chief Financial Officer.