Form 10-Q
period 2005-06-30
UNITED STATES LIME & MINERALS INC
filed 2005-08-05
CIK 82020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005
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
     Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 4, 2005, 5,947,798 shares of common stock, $0.10 par value, were outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)
(Unaudited)

	June 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$27	$227
Trade receivables, net	9,910	9,466
Inventories	5,206	5,113
Prepaid expenses and other current assets	399	996

Total current assets	15,542	15,802
Property, plant and equipment, at cost:	142,680	138,122
Less accumulated depreciation	(58,081)	(54,581)

Property, plant and equipment, net	84,599	83,541
Other assets, net	1,133	996

Total assets	$101,274	$100,339

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of debt	$2,500	$2,500
Accounts payable	3,815	4,176
Accrued expenses	3,243	2,993

Total current liabilities	9,558	9,669
Debt, excluding current installments	37,213	41,390
Other liabilities	1,423	1,057

Total liabilities	48,194	52,116
Stockholders’ equity:
Common stock	593	584
Additional paid-in capital	10,770	10,516
Accumulated other comprehensive loss	(173)	(363)
Retained earnings	41,890	37,486

Total stockholders’ equity	53,080	48,223

Total liabilities and stockholders’ equity	$101,274	$100,339

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands of dollars, except per share data)
(Unaudited)

	THREE MONTHS ENDED				SIX MONTHS ENDED
	JUNE 30,				JUNE 30,
	2005		2004		2005		2004
Revenues	$17,124	100.0%	$14,752	100.0%	$32,590	100.0%	$26,827	100.0%

Cost of revenues:
Labor and other operating expenses	9,382	54.8%	8,254	56.0%	18,569	57.0%	15,297	57.0%
Depreciation, depletion and amortization	1,978	11.6%	1,893	12.8%	3,868	11.9%	3,510	13.1%

	11,360	66.3%	10,147	68.8%	22,437	68.8%	18,807	70.1%

Gross profit	5,764	33.7%	4,605	31.2%	10,153	31.2%	8,020	29.9%

Selling, general and administrative expenses	1,314	7.7%	1,214	8.2%	2,714	8.4%	2,402	9.0%

Operating profit	4,450	26.0%	3,391	23.0%	7,439	22.8%	5,618	20.9%

Other expenses (income):
Interest expense	868	5.1%	1,579	10.7%	2,006	6.1%	2,786	10.4%
Other income, net	(85)	(0.5)%	(1,252)	(8.5)%	(103)	(0.3)%	(1,270)	(4.8)%

	783	4.6%	327	2.2%	1,903	5.8%	1,516	5.7%

Income before income taxes	3,667	21.4%	3,064	20.8%	5,536	17.0%	4,102	15.3%

Income tax expense	758	4.4%	612	4.2%	1,132	3.5%	820	3.0%

Net income	$2,909	17.0%	$2,452	16.6%	$4,404	13.5%	$3,282	12.2%

Income per share of common stock:
Basic	$0.49		$0.42		$0.75		$0.56
Diluted	$0.49		$0.42		$0.74		$0.56
See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)
(Unaudited)

	JUNE 30,
	2005	2004
Operating Activities:
Net income	$4,404	$3,282
Adjustments to reconcile net income to net cash provided by operations:
Depreciation, depletion and amortization	4,014	3,615
Amortization of financing costs	54	276
Amortization of debt discount	15	84
Accretion of repurchase liability — warrant shares	436	91
Deferred income taxes	108	828
Loss on disposal of assets	29	40
Changes in operating assets and liabilities:
Trade receivables	(444)	(1,818)
Inventories	(93)	(67)
Prepaid expenses and other current assets	596	373
Other assets	(109)	1
Accounts payable and accrued expenses	789	153
Other liabilities	(70)	(216)

Total adjustments	5,326	3,360

Net cash provided by operations	9,730	6,642

Investing Activities:
Purchase of property, plant and equipment	(6,031)	(7,474)
Proceeds from sale of property, plant and equipment	30	13

Net cash used in investing activities	(6,001)	(7,461)

Financing Activities:
Repayment of revolving credit facilities, net	(2,942)	—
Repayment of term loans	(1,250)	(1,667)
Repayment of subordinated debt	—	(3,000)
Proceeds from exercise of stock options	263	57

Net cash used in financing activities	(3,929)	(4,610)

Net decrease in cash and cash equivalents	(200)	(5,429)
Cash and cash equivalents at beginning of period	227	6,375

Cash and cash equivalents at end of period	$27	$946

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1.	Basis of Presentation
     Presentation. The condensed consolidated financial statements included herein have been prepared by the Company without independent audit. In the opinion of the Company’s management, all adjustments of a normal and recurring nature necessary to present fairly the financial position, results of operations and cash flows for the periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2004 and the Company’s Quarterly Report on Form 10Q for the three months ended March 31, 2005. The results of operations for the three- and six-month periods ended June 30, 2005 are not necessarily indicative of operating results for the full year.
     Stock-Based Compensation. The Company accounts for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Stock-based compensation expense associated with option grants was not recognized in net income for the quarters ended March 31 and June 30, 2005 and 2004, as all options granted have had exercise prices equal to the market value of the underlying common stock on the dates of grant. The following table illustrates the effect on net income and income per common share if the Company had applied the fair-value-based recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income as reported	$2,909	2,452	$4,404	3,282
Pro forma stock-based employee and director compensation expense, net of income taxes, under the fair value method	(83)	(61)	(202)	(94)

Pro forma net income	$2,826	2,391	$4,202	3,188

Basic income per common share, as reported	$0.49	0.42	$0.75	0.56
Diluted income per common share, as reported	$0.49	0.42	$0.74	0.56
Pro forma basic income per common share	$0.48	0.41	$0.72	0.55
Pro forma diluted income per common share	$0.47	0.40	$0.70	0.54

     The Securities and Exchange Commission has delayed the effective date for compliance with Statement of Financial Accounting Standards 123(R), “Share-Based Payments” (“SFAS 123(R)”), which generally requires all share-based payments to employees and directors, including grants of stock options, to be recognized in the Company’s Consolidated Statements of Operations based on their fair values. The Company must now adopt SFAS 123(R) no later than January 1, 2006. The Company plans to adopt the provisions of SFAS 123(R) on January 1, 2006. The Company estimates that the adoption of SFAS 123(R), based on the outstanding unvested stock options at June 30, 2005, will not have a material effect on the Company’s financial condition, results of operations, cash flows or competitive position.
2.	Income Per Share of Common Stock
     The following table sets forth the computation of basic and diluted income per common share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Numerator:
Net income for basic income per common share	$2,909	2,452	$4,404	3,282
Warrant interest adjustment (1)	—	—	—	—

Net income for diluted income per common share	$2,909	2,452	$4,404	3,282

Denominator:
Denominator for basic income per common share — weighted — average shares	5,890	5,828	5,875	5,823

Effect of dilutive securities:
Warrants (1)	—	—	—	—
Employee stock options	108	75	116	74

Denominator for diluted income per common share — adjusted weighted — average shares and assumed exercises	5,998	5,903	5,991	5,897

Basic income per common share	$0.49	0.42	$0.75	0.56

Diluted income per common share	$0.49	0.42	$0.74	0.56

(1)	Potential dilutive warrant shares and associated warrant interest adjustment are excluded from the computations of diluted income per common share for the periods presented because they are antidilutive.

3.	Inventories
Inventories consisted of the following (in thousands of dollars):

	June 30,	December 31,
	2005	2004
Lime and limestone inventories:
Raw materials	$2,290	$1,913
Finished goods	499	756

	2,789	2,669
Parts inventories	2,417	2,444

Total inventories	$5,206	$5,113

4.	Accumulated Other Comprehensive Loss
The following table presents the components of comprehensive income (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income	$2,909	2,452	$4,404	3,282
Change in fair value of interest rate hedge	(400)	—	190	—

Comprehensive income	$2,509	2,452	$4,594	3,282

Accumulated other comprehensive loss consisted of the following (in thousands):

	June 30,	December 31,
	2005	2004
Mark-to-market for interest rate hedge	$133	$(57)
Minimum pension liability adjustment, net of tax benefit	(306)	(306)

Accumulated other comprehensive loss	$(173)	$(363)

5.	Banking Facilities and Other Debt
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
     The New Term Loan requires quarterly principal payments of $625,000, which equates to a 12-year amortization, with a final principal payment of $17,925,000 due on August 25, 2009. The New Revolving Credit Facility matures on August 25, 2007. The Lender may accelerate the maturity of the New Term Loan and the New Revolving Credit Facility if any event of default, as defined under the New Credit Facility, occurs.

     The New Term Loan and the New Revolving Credit Facility bear interest, at the Company’s option, at LIBOR plus a margin of 1.25% to 2.50%, or the Lender’s Prime Rate plus a margin of minus 0.50% to plus 0.50%. The margins are determined quarterly in accordance with a defined rate spread based upon the ratio of the Company’s average total funded senior indebtedness for the preceding four quarters to earnings before interest, taxes, depreciation, depletion and amortization (EBITDA) for the twelve months ended on the last day of the most recent calendar quarter. The margins have been, and currently are, 1.75% for LIBOR and 0.0% for Prime Rate loans. In conjunction with the New Credit Facility, the Company entered into a hedge to fix the LIBOR rate for the New Term Loan at 3.87% through the maturity date, resulting in an interest rate of 5.62% for the New Term Loan based on the current margin of 1.75%. The hedges have been designated as cash flow hedges, and as such, changes in the fair market value are a component of stockholders’ equity. The Company is exposed to credit losses in the event of non-performance by the counterparty of these hedges. The fair market value of the hedges at June 30, 2005 was an asset of $133,000, which is included in Other assets, net on the June 30, 2005 Condensed Consolidated Balance Sheet.
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
     As a result of entering into the New Credit Facility and borrowings thereunder, the Company repaid all of the $35,556,000 then-outstanding debt, plus a $235,000 prepayment penalty, under its previous $50,000,000 Senior Secured Term Loan (the “Old Term Loan”) and terminated the associated credit agreement that had been entered into on April 22, 1999 with a consortium of commercial banks. The Old Term Loan was repayable over a period of approximately eight years, maturing on March 30, 2007, and required monthly principal payments of $278,000, which began April 30, 2000, with a final principal payment of $26,944,000 on March 30, 2007, which equated to a 15-year amortization. The weighted-average interest rate under the Old Term Loan was approximately 9.25%.
     The Company also terminated its previous $6,000,000 revolving credit facility and repaid the $1,750,000 then-outstanding principal balance. The revolving credit facility was secured by the Company’s accounts receivable and inventories, provided for an interest rate of LIBOR plus 2.75% and matured on April 1, 2005. In addition, the Company had a $2,000,000 equipment line of credit (available for financing or leasing large mobile equipment used in its operations) from the bank that had issued the revolving credit facility, of which approximately $500,000 of operating lease obligations remained at June 30, 2005.
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
     The net proceeds of approximately $13,450,000 from the private placement were primarily used to fund the Phase II expansion of the Company’s Arkansas facilities. Terms of the Sub Notes include:

a maturity date of August 5, 2008, subject to acceleration upon a change in control; no mandatory principal payments prior to maturity; an interest rate of 14% (12% paid in cash and 2% paid in cash or in kind at the Company’s option); and, except as discussed below, no optional prepayment prior to August 5, 2005 and a 4% prepayment penalty if repaid before maturity. The terms of the Sub Notes are identical to one another, except that the Sub Note for the affiliate of Inberdon did not prohibit prepayment prior to August 5, 2005 and did not require a prepayment penalty if repaid before maturity, resulting in a weighted-average prepayment penalty of approximately 2.4% if the Sub Notes are repaid before maturity. The Sub Notes require compliance with the Company’s other debt agreements and restrict the sale of significant assets.
     The private placement also included six-year detachable warrants, providing the Sub Note investors the right to purchase an aggregate of 162,000 shares of the Company’s common stock, at 110% of the average closing price of one share of common stock for the trailing 30 trading days prior to closing, or $3.84. The fair value of the warrants was recorded as a reduction of the carrying value of the Sub Notes and is being accreted to interest expense over the term of the Sub Notes, resulting in an effective annual interest rate of 14.44%. After August 5, 2008, or upon an earlier change in control, the investors may require the Company to repurchase any or all shares acquired through exercise of the warrants (the “Warrant Shares”). The repurchase price for each Warrant Share will equal the average closing price of one share of the Company’s common stock for the 30 trading days preceding the date the Warrant Shares are put back to the Company. Changes in the repurchase price for each Warrant Share are accreted or decreted to interest expense over the five-year period from the date of issuance to August 5, 2008, with the offset to interest expense. Thereafter, the Warrant Share put liability will be marked-to-market, with any adjustment increasing or decreasing interest expense. The investors are also entitled to certain registration rights for the resale of their Warrant Shares.
     A summary of outstanding debt at the dates indicated is as follows (in thousands):

	June 30,	December 31,
	2005	2004
New Term Loan	$27,925	$29,175
Sub Notes	7,000	7,000
Discount on Sub Notes	(95)	(110)
New Revolving Credit Facility	4,883	7,825

Subtotal	39,713	43,890
Less current installments	2,500	2,500

Debt, excluding current installments	$37,213	$41,390

6.	Subsequent Event — Prepayment of Remaining Sub Notes
     On July 26, 2005, the Company gave notice to the holders of the Sub Notes that the Company intended to prepay the full $7,000,000 remaining outstanding principal balance of the Sub Notes. The prepayment occurred on August 5, 2005 and included a prepayment penalty of 4% ($280,000) as well as accrued interest from July 1, 2005 through August 5, 2005 of $98,000. The Company also wrote off $164,000 of unamortized debt issuance costs and $92,000 of unaccreted debt discount related to the Sub Notes, which will be included in interest expense in the third quarter 2005. Funds used for the prepayment were obtained primarily from the Company’s $30,000,000 Revolving Credit Facility, which currently carries a lower interest rate.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements. Any statements contained in this Report that are not statements of historical fact are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements in this Report, including without limitation statements relating to the Company’s plans, strategies, objectives, expectations, intentions, and adequacy of resources, are identified by such words as “will,” “could,” “should,” “believe,” “expect,” “intend,” “plan,” “schedule,” “estimate,” “anticipate,” and “project.” The Company undertakes no obligation to publicly update or revise any forward-looking statements. The Company cautions that forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from expectations, including without limitation the following: (i) the Company’s plans, strategies, objectives, expectations, and intentions are subject to change at any time in the Company’s discretion; (ii) the Company’s plans and results of operations will be affected by its ability to manage its growth; (iii) the Company’s ability to meet short-term and long-term liquidity demands, including servicing the Company’s debt; (iv) inclement weather conditions; (v) increased fuel and energy costs; (vi) unanticipated delays or cost overruns in completing current or planned construction projects; (vii) reduced demand for the Company’s products; and (viii) other risks and uncertainties set forth below or indicated from time to time in the Company’s filings with the Securities and Exchange Commission, including the Company’s Form 10-K for the fiscal year ended December 31, 2004.
Liquidity and Capital Resources
     Net cash provided by operations was $9,730,000 for the six months ended June 30, 2005, compared to $6,642,000 for the six months ended June 30, 2004. The $3,088,000 increase was primarily the result of the $1,122,000 increase in net income in the 2005 period compared to the same period in 2004, a $399,000 increase in depreciation and a $2,243,000 net increase from changes in operating assets and liabilities in the 2005 period compared to the 2004 period.
     The Company invested $6,031,000 in capital expenditures in the first six months 2005, compared to $7,474,000 in the same period last year, $4,912,000 of which related to the Phase II expansion of the Company’s Arkansas facilities, which was completed in 2004. Capital expenditures in 2005 included approximately $1,367,000 related to the refurbishing of the Shreveport, Louisiana terminal and the installation of a new kiln baghouse at the Company’s Cleburne, Texas plant, which was accrued at December 31, 2004 and paid in 2005, as well as approximately $1,041,000 for the acquisition of land near the Company’s Arkansas facilities for possible future expansion.
     Financing activities used $3,929,000 and $4,610,000 net cash in the first six months 2005 and 2004, respectively, primarily for repayment of debt.
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
     The New Term Loan requires quarterly principal payments of $625,000, which equates to a 12-year amortization, with a final principal payment of $17,925,000 due on August 25, 2009. The New Revolving Credit Facility matures on August 25, 2007. The Lender may accelerate the maturity of the

New Term Loan and the New Revolving Credit Facility if any event of default, as defined under the New Credit Facility, occurs.
     The New Term Loan and the New Revolving Credit Facility bear interest, at the Company’s option, at LIBOR plus a margin of 1.25% to 2.50%, or the Lender’s Prime Rate plus a margin of minus 0.50% to plus 0.50%. The margins are determined quarterly in accordance with a defined rate spread based upon the ratio of the Company’s average total funded senior indebtedness for the preceding four quarters to earnings before interest, taxes, depreciation, depletion and amortization (EBITDA) for the twelve months ended on the last day of the most recent calendar quarter. The margins have been, and currently are, 1.75% for LIBOR and 0.0% for Prime Rate loans. In conjunction with the New Credit Facility, the Company entered into a hedge to fix the LIBOR rate for the New Term Loan at 3.87% through the maturity date, resulting in an interest rate of 5.62% for the New Term Loan based on the current margin of 1.75%. The hedges have been designated as cash flow hedges, and as such, changes in the fair market value are a component of stockholders’ equity. The Company is exposed to credit losses in the event of non-performance by the counterparty of these hedges. The fair market value of the hedges at June 30, 2005 was an asset of $133,000, which is included in Other assets, net on the June 30, 2005 Condensed Consolidated Balance Sheet.
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
     As a result of entering into the New Credit Facility and borrowings thereunder, the Company repaid all of the $35,556,000 then-outstanding debt, plus a $235,000 prepayment penalty, under its previous $50,000,000 Senior Secured Term Loan (the “Old Term Loan”) and terminated the associated credit agreement that had been entered into on April 22, 1999 with a consortium of commercial banks. The Old Term Loan was repayable over a period of approximately eight years, maturing on March 30, 2007, and required monthly principal payments of $278,000, which began April 30, 2000, with a final principal payment of $26,944,000 on March 30, 2007, which equated to a 15-year amortization. The weighted-average interest rate under the Old Term Loan was approximately 9.25%.
     The Company also terminated its previous $6,000,000 revolving credit facility and repaid the $1,750,000 then-outstanding principal balance. The revolving credit facility was secured by the Company’s accounts receivable and inventories, provided for an interest rate of LIBOR plus 2.75% and matured on April 1, 2005. In addition, the Company had a $2,000,000 equipment line of credit (available for financing or leasing large mobile equipment used in its operations) from the bank that had issued the revolving credit facility, of which approximately $500,000 of operating lease obligations remained at June 30, 2005.
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

     The net proceeds of approximately $13,450,000 from the private placement were primarily used to fund the Phase II expansion of the Company’s Arkansas facilities. Terms of the Sub Notes include: a maturity date of August 5, 2008, subject to acceleration upon a change in control; no mandatory principal payments prior to maturity; an interest rate of 14% (12% paid in cash and 2% paid in cash or in kind at the Company’s option); and, except as discussed below, no optional prepayment prior to August 5, 2005 and a 4% prepayment penalty if repaid before maturity. The terms of the Sub Notes are identical to one another, except that the Sub Note for the affiliate of Inberdon did not prohibit prepayment prior to August 5, 2005 and did not require a prepayment penalty if repaid before maturity, resulting in a weighted-average prepayment penalty of approximately 2.4% if the Sub Notes are repaid before maturity. The Sub Notes require compliance with the Company’s other debt agreements and restrict the sale of significant assets.
     The private placement also included six-year detachable warrants, providing the Sub Note investors the right to purchase an aggregate of 162,000 shares of the Company’s common stock, at 110% of the average closing price of one share of common stock for the trailing 30 trading days prior to closing, or $3.84. The fair value of the warrants was recorded as a reduction of the carrying value of the Sub Notes and is being accreted to interest expense over the term of the Sub Notes, resulting in an effective annual interest rate of 14.44%. After August 5, 2008, or upon an earlier change in control, the investors may require the Company to repurchase any or all shares acquired through exercise of the warrants (the “Warrant Shares”). The repurchase price for each Warrant Share will equal the average closing price of one share of the Company’s common stock for the 30 trading days preceding the date the Warrant Shares are put back to the Company. Changes in the repurchase price for each Warrant Share are accreted or decreted to interest expense over the five-year period from the date of issuance to August 5, 2008, with the offset to interest expense. Thereafter, the Warrant Share put liability will be marked-to-market, with any adjustment increasing or decreasing interest expense. The investors are also entitled to certain registration rights for the resale of their Warrant Shares.
     The Arkansas Phase II expansion doubled the Arkansas plant’s quicklime production capacity through the installation of a second preheater rotary kiln and additional kiln-run storage capacity substantially identical to the then-existing kiln system. Construction of the second kiln system commenced in the third quarter 2003 and was completed with lime production from the new kiln beginning in late February 2004. Phase II also included refurbishing the distribution terminal in Shreveport, Louisiana, which is connected to a railroad, to provide lime storage, hydrating and distribution capacity to service markets in Louisiana and East Texas. This terminal began operations in December 2004.
     The Company is not contractually committed to any planned capital expenditures until actual orders are placed for equipment. As of June 30, 2005, the Company had no material open orders.
     The Company made principal prepayments on the Sub Notes totaling $7,000,000 during 2004, including full prepayment of the Sub Note held by the affiliate of Inberdon. As of June 30, 2005, the Company had $39,713,000 in total debt outstanding.
     On July 26, 2005, the Company gave notice to the holders of the Sub Notes that the Company intended to prepay the full $7,000,000 remaining outstanding principal balance of the Sub Notes. The prepayment occurred on August 5, 2005 and included a prepayment penalty of 4% ($280,000) as well as accrued interest from July 1, 2005 through August 5, 2005 of $98,000. The Company also wrote off $164,000 of unamortized debt issuance costs and $92,000 of unaccreted debt discount related to the Sub Notes, which will be included in interest expense in the third quarter 2005. Funds used for the prepayment were obtained primarily from the Company’s $30,000,000 Revolving Credit Facility, which currently carries a lower interest rate.

Results of Operations
     Revenues increased to $17,124,000 in the second quarter 2005 from $14,752,000 in the second quarter 2004, an increase of $2,372,000, or 16.1%. Prices on the Company’s products increased approximately 9.0%, on average, in the 2005 quarter compared to the 2004 quarter. Also, favorable weather conditions in the 2005 quarter resulted in increased construction demand for products from the Company’s Cleburne, Texas plant, compared to the second quarter 2004, during which near record rainfall reduced construction demand. In the first half 2005, revenues increased to $32,590,000 from $26,827,000 in the first half 2004, an increase of $5,763,000, or 21.5%. The increase in revenues for the first half 2005 compared to the comparable 2004 period was primarily due to the reduced rainfall levels in 2005 compared to 2004; increased lime sales resulting from lime production from the new kiln at the Company’s Arkansas plant, which came on line in February 2004; and price increases on the Company’s products of approximately 8.8%, on average, in the 2005 half compared to the 2004 half.
     Due in part to temporary lime shortages, principally in the states east of the Company’s Arkansas plant, the Company sold most of the increased lime production at Arkansas during most of the first half 2005. These shortages were primarily due to increased consumption of lime for steel-related uses and the closing of three lime plants in the Midwest. Overall demand for the Company’s lime and limestone products has remained firm except for steel demand. Beginning in May 2005, many of the Company’s steel customers reduced their production, reportedly to reduce their inventory levels, which has currently resulted in reduced steel demand for lime.
     The Company’s gross profit increased to $5,764,000 for the second quarter 2005 from $4,605,000 for the second quarter 2004, an increase of $1,159,000, or 25.2%. Compared to the 2004 quarter, gross profit margin as a percentage of revenues and gross profit increased in the 2005 quarter primarily due to the increases in lime sales volume and average product price increases, partially offset by increased fuel and energy costs. For the first half 2005, the Company’s gross profit increased to $10,153,000 from $8,020,000 for the comparable 2004 period, an increase of $2,133,000, or 26.6%. Gross profit margin and gross profit increased in the first half 2005, compared to the same period last year, primarily due to the increase in lime sales volume resulting from the new Arkansas kiln and the increases in average product prices, partially offset by increased fuel and energy costs and a $358,000 increase in depreciation, primarily resulting from placing the new kiln in service in February 2004.
     Selling, general and administrative expenses (“SG&A”) increased to $1,314,000 in the second quarter 2005 from $1,214,000 in the second quarter 2004, an increase of $100,000, or 8.2%. As a percentage of sales, SG&A declined to 7.7% in the second quarter 2005 from 8.2% in the comparable 2004 quarter. SG&A increased to $2,714,000 in the first six months 2005 from $2,402,000 in the comparable 2004 period, an increase of $312,000, or 13.0%. As a percentage of sales, SG&A declined to 8.4% in the first six months 2005 from 9.0% in the same period 2004. The increase in SG&A in 2005 was primarily attributable to increases in salaries, employee bonuses and benefits and audit and professional fees, along with a full six months of slurry operations in Houston in 2005 compared to only four months in 2004.
     Interest expense in the second quarter 2005 decreased to $868,000 from $1,579,000 in the second quarter 2004, a decrease of $711,000, or 45.0%. Interest expense in the first six months 2005 decreased to $2,006,000 from $2,786,000 in the first six months 2004, a decrease of $780,000, or 28.0%. The decrease in interest expense in 2005 primarily resulted from Company’s August 2004 debt refinancing and the $7,025,000 of net repayments of debt over the last 12 months. The decrease for the first half 2005 would have been even greater except for the fact that $334,000 of interest was capitalized in the first six months 2004 as part of the Arkansas Phase II expansion project. The decreases were partially offset by charges to interest of $87,000 and $434,000 in the second quarter and six months ended June 30, 2005, respectively, for mark-to-market adjustments on the Company’s Warrant Share put liability that resulted from an increase in the per share average closing price of the Company’s common stock for the last 30 trading days ending on June 30, 2005 to $16.493 from $16.455 and $10.792 for the last 30 trading days ending on March 31, 2005 and December 31, 2004, respectively, compared to charges of $60,000 and $91,000 in the quarter and six months ended June 30, 2004, respectively.
     Other, net was $85,000 income in the second quarter 2005, compared to $1,252,000 income in the second quarter 2004. In the first six months 2005, other, net was $103,000 income, compared to $1,270,000 income in the comparable 2004 period. In the second quarter and first half 2004, the receipt of an oil and gas lease bonus payment of $1,192,000 ($954,000, or $0.16 per share, net of income taxes) for the lease of the Company’s oil and gas rights on its Cleburne, Texas property was the primary other income.
     Income tax expense increased to $758,000 in the second quarter 2005 from $612,000 in the second quarter 2004, an increase of $146,000, or 23.9%. For the first six months 2005, income tax expense increased to $1,132,000 from $820,000 in the comparable 2004 period, an increase of $312,000, or 38.0%.
     The Company’s net income increased to $2,909,000 ($0.49 per share) during the second quarter 2005 from net income of $2,452,000 ($0.42 per share) during the second quarter 2004, an increase of $457,000, or 18.6%. For the first six months 2005, the Company’s net income increased to $4,404,000 ($0.74 per share), compared to net income of $3,282,000 ($0.56 per share) during the comparable 2004 period, an increase of $1,122,000, or 34.2%.
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
     At June 30, 2005, the Company had $32,808,000 of indebtedness outstanding under floating rate debt. The Company has entered into interest rate swap agreements to swap floating rates for fixed rates at 3.87%, plus the applicable margin, through maturity on the New Term Loan balance of $27,925,000, leaving the $4,883,000 New Revolving Credit Facility balance subject to interest rate risk at June 30, 2005. Assuming no additional borrowings or repayments on the New Revolving Credit Facility, a 100 basis point increase in interest rates would result in an increase in interest expense and a decrease in income before taxes of approximately $49,000 per year. This amount has been estimated by calculating the impact of such hypothetical interest rate increase on the Company’s non-hedged, floating rate debt of $4,883,000 outstanding under the New Revolving Credit Facility at June 30, 2005 and assuming it remains outstanding over the next twelve months. Additional borrowings under the New Revolving Credit Facility would increase this estimate. (See Note 5 of Notes to Condensed Consolidated Financial Statements.)
Warrant Share Repurchase Obligation
     After August 5, 2008, or upon an earlier change of control, the Sub Note investors may require the Company to repurchase any or all of the 162,000 Warrant Shares that they may purchase by exercising the Company’s outstanding warrants. The repurchase price for each Warrant Share is equal to the average closing price of one share of the Company’s common stock for the 30 trading days preceding the date the Warrant Shares are put back to the Company. At June 30, 2005, the fair value of the Warrant Share put liability was estimated to be $2,050,000, based on the $16.493 per share average closing price of the Company’s common stock for the last 30 trading days ending on June 30, 2005, compared to $1,126,000 at December 31, 2004, based on the $10.792 per share closing price for the last 30 trading days ending on December 31, 2004. The June 30, 2005 carrying value for this liability was $975,000, compared to $539,000 at December 31, 2004. The difference between the fair value and the carrying value of the Warrant Share put liability is being accreted, and the effect on fair value of future changes in the repurchase price for each share are accreted or decreted, to interest expense over the five-year period from the date of issuance to August 5, 2008. Thereafter, the Warrant Share put liability will be marked-to-market, with any adjustment increasing or decreasing interest expense. (See Note 5 of Notes to Condensed Consolidated Financial Statements.)
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
PART II. OTHER INFORMATION
ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     The Company’s 2001 Long-Term Incentive Plan (the “2001 Plan”) and 1992 Stock Option Plan allow employees and directors to exercise stock options by payment in cash and/or delivery of shares of the Company’s common stock. In June 2005, pursuant to this provision, the Company received 13,000 shares of its common stock in payment to exercise stock options under the 2001 Plan. The 13,000 shares were valued at $19.00 per share, the fair market value of one share of the Company’s common stock on the date they were tendered to the Company.
ITEM 4: SUBMISISON OF MATTERS TO A VOTE OF SECURITY HOLDERS
     The Annual Meeting of Shareholders was held May 4, 2005 in Dallas, Texas. The table below shows the proposal submitted to shareholders in the Company’s Proxy Statement, dated April 8, 2005:

Election of Directors	FOR	WITHHELD
Timothy W. Byrne	5,665,363	1,437
Richard W. Cardin	5,665,464	1,336
Antoine M. Doumet	5,620,184	46,616
Wallace G. Irmscher	5,665,318	1,482
Edward A. Odishaw	5,660,864	5,936
ITEM 6: EXHIBITS

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.

32.1	Section 1350 Certification by the Chief Executive Officer.

32.2	Section 1350 Certification by the Chief Financial Officer.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED STATES LIME & MINERALS, INC.
August 5, 2005	By:	/s/ Timothy W. Byrne
Timothy W. Byrne
President and Chief Executive Officer (Principal Executive Officer)

August 5, 2005	By:	/s/ M. Michael Owens
M. Michael Owens
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

UNITED STATES LIME & MINERALS, INC.
Quarterly Report on Form 10-Q
Quarter Ended
June 30, 2005
Index to Exhibits

EXHIBIT
NUMBER	DESCRIPTION

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.

32.1	Section 1350 Certification by the Chief Executive Officer.

32.2	Section 1350 Certification by the Chief Financial Officer.