Form 10-Q
period 2005-09-30
UNITED STATES LIME & MINERALS INC
filed 2005-11-02
CIK 82020

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
     Yes ☐ No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
     Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 1, 2005, 6,003,240 shares of common stock, $0.10 par value, were outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)

	September 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$268	$227
Trade receivables, net	9,450	9,466
Inventories	6,113	5,113
Prepaid expenses and other current assets	254	996

Total current assets	16,085	15,802

Property, plant and equipment, at cost	146,410	138,122
Less accumulated depreciation	(59,206)	(54,581)

Property, plant and equipment, net	87,204	83,541
Other assets, net	1,683	996

Total assets	$104,972	$100,339

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current installments of debt	$2,500	$2,500
Accounts payable	4,307	4,176
Accrued expenses	3,215	2,993

Total current liabilities	10,022	9,669
Debt, excluding current installments	37,077	41,390
Other liabilities	949	1,057

Total liabilities	48,048	52,116

Stockholders’ equity:
Common stock	597	584
Additional paid-in capital	12,259	10,516
Accumulated other comprehensive income (loss)	235	(363)
Retained earnings	43,833	37,486

Total stockholders’ equity	56,924	48,223

Total liabilities and stockholders’ equity	$104,972	$100,339

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands of dollars, except per share amounts)
(Unaudited)

	THREE MONTHS ENDED				NINE MONTHS ENDED
	SEPTEMBER 30,				SEPTEMBER 30,
	2005		2004		2005		2004
Revenues	$15,904	100.0%	$15,770	100.0%	$48,494	100.0%	$42,597	100.0%

Cost of revenues:
Labor and other operating expenses	8,643	54.4%	8,595	54.5%	27,212	56.1%	23,893	56.1%
Depreciation, depletion and amortization	1,980	12.4%	2,016	12.8%	5,848	12.0%	5,525	13.0%

	10,623	66.8%	10,611	67.3%	33,060	68.1%	29,418	69.1%

Gross profit	5,281	33.2%	5,159	32.7%	15,434	31.9%	13,179	30.9%

Selling, general and administrative expenses	1,342	8.4%	1,246	7.9%	4,056	8.4%	3,648	8.5%

Operating profit	3,939	24.8%	3,913	24.8%	11,378	23.5%	9,531	22.4%

Other expenses (income):
Interest expense	1,554	9.8%	2,056	13.0%	3,560	7.3%	4,841	11.3%
Other income, net	(61)	(0.4)%	(190)	(1.2)%	(164)	(0.3)%	(1,459)	(3.4)%

	1,493	9.4%	1,866	11.8%	3,396	7.0%	3,382	7.9%

Income before income taxes	2,446	15.4%	2,047	13.0%	7,982	16.5%	6,149	14.5%

Income tax expense	503	3.2%	317	2.0%	1,635	3.4%	1,137	2.7%

Net income	$1,943	12.2%	$1,730	11.0%	$6,347	13.1%	$5,012	11.8%

Income per share of common stock:
Basic	$0.33		$0.30		$1.08		$0.86
Diluted	$0.31		$0.29		$1.05		$0.85
See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)
(Unaudited)

	SEPTEMBER 30,
	2005	2004
Operating Activities:
Net income	$6,347	$5,012
Adjustments to reconcile net income to net cash provided by operations:
Depreciation, depletion and amortization	6,069	5,601
Amortization of financing costs	237	1,074
Amortization of debt discount	110	161
Accretion of repurchase liability — warrant shares	798	111
Deferred income taxes	108	1,167
Loss on disposal of assets	28	20
Changes in operating assets and liabilities:
Trade receivables	16	(2,508)
Inventories	(1,000)	(279)
Prepaid expenses and other current assets	742	386
Other assets	(433)	92
Accounts payable and accrued expenses	1,830	2,464
Other liabilities	431	(716)

Total adjustments	8,936	7,573

Net cash provided by operations	15,283	12,585

Investing Activities:
Purchase of property, plant and equipment	(11,661)	(9,404)
Proceeds from sale of property, plant and equipment	423	53

Net cash used in investing activities	(11,238)	(9,351)

Financing Activities:
Proceeds from exercise of stock options	419	60
Proceeds from revolving credit facilities, net	4,452	6,500
Proceeds from term loan, net of $270 issuance costs	—	29,730
Repayment of term loans	(1,875)	(37,700)
Repayment of subordinated debt	(7,000)	(7,000)

Net cash used in financing activities	(4,004)	(8,410)

Net increase (decrease) in cash and cash equivalents	41	(5,176)
Cash and cash equivalents at beginning of period	227	6,375

Cash and cash equivalents at end of period	$268	$1,199

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Basis of Presentation
     Presentation. The condensed consolidated financial statements included herein have been prepared by United States Lime & Minerals, Inc. and Subsidiaries (collectively, the “Company”) without independent audit. In the opinion of the Company’s management, all adjustments of a normal and recurring nature necessary to present fairly the financial position, results of operations and cash flows for the periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2004 and Quarterly Report on Form 10-Q’s for the three months ended March 31, 2005 and the three- and six-month periods ended June 30, 2005. The results of operations for the three- and nine-month periods ended September 30, 2005 are not necessarily indicative of operating results for the full year.
     Stock-Based Compensation. The Company accounts for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Stock-based compensation expense associated with option grants was not recognized in net income for the quarters ended March 31, June 30 and September 30, 2005 and 2004, as all options granted had exercise prices equal to the market value of the underlying common stock on the dates of grant. The following table illustrates the effect on net income and income per common share if the Company had applied the fair-value-based recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income as reported	$1,943	1,730	$6,347	5,012
Pro forma stock-based employee and director compensation expense, net of income taxes, under the fair value method	(43)	(36)	(245)	(129)

Pro forma net income	$1,900	1,694	$6,102	4,883

Basic income per common share, as reported	$0.33	0.30	$1.08	0.86
Diluted income per common share, as reported	$0.31	0.29	$1.05	0.85
Pro forma basic income per common share	$0.32	0.29	$1.03	0.84
Pro forma diluted income per common share	$0.31	0.28	$1.01	0.83

     The Securities and Exchange Commission has delayed the effective date for compliance with Statement of Financial Accounting Standards 123(R), “Share-Based Payments” (“SFAS 123(R)”), which generally requires all share-based payments to employees and directors, including grants of stock options, to be recognized in the Company’s Consolidated Statements of Operations based on their fair values. The Company must now adopt SFAS 123(R) no later than January 1, 2006. The Company plans to adopt the provisions of SFAS 123(R) on January 1, 2006. The Company estimates that the adoption of SFAS 123(R), based on the outstanding unvested stock options at September 30, 2005, will not have a material effect on the Company’s financial condition, results of operations, cash flows or competitive position.
2. Income Per Share of Common Stock
     The following table sets forth the computation of basic and diluted income per common share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Numerator:
Net income for basic income per common share	$1,943	1,730	$6,347	5,012
Warrant interest adjustment (1)	—	21	—	21

Net income for diluted income per common share	$1,943	1,751	$6,347	5,033

Denominator:
Denominator for basic income per common share – weighted-average shares	5,966	5,844	5,901	5,830

Effect of dilutive securities:
Warrants (1)	—	95	—	32
Employee stock options	135	85	122	76

Denominator for diluted income per common share – adjusted weighted average shares and assumed exercises	6,101	6,024	6,023	5,938

Basic income per common share	$0.33	0.30	$1.08	0.86

Diluted income per common share	$0.31	0.29	$1.05	0.85

(1) Potential dilutive warrant shares and associated warrant interest adjustment are excluded from the computations of diluted income per common share for the 2005 periods presented because they are antidilutive.

3. Inventories
     Inventories consisted of the following (in thousands):

	September 30,	December 31,
	2005	2004
Lime and limestone inventories:
Raw materials	$2,836	$1,913
Finished goods	765	756

	3,601	2,669
Parts inventories	2,512	2,444

Total inventories	$6,113	$5,113

4. Accumulated Other Comprehensive Income (Loss)
     The following table presents the components of comprehensive income (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income	$1,943	1,730	$6,347	5,012
Change in fair value of interest rate hedge	408	—	598	—

Comprehensive income	$2,351	1,730	$6,945	5,012

     Accumulated other comprehensive income (loss) consisted of the following (in thousands):

	September 30,	December 31,
	2005	2004
Mark-to-market for interest rate hedge	$541	$(57)
Minimum pension liability adjustment, net of tax benefit	(306)	(306)

Accumulated other comprehensive income (loss)	$235	$(363)

5. Banking Facilities and Other Debt
     On August 25, 2004, the Company entered into a new credit agreement (the “Credit Agreement”) with a bank (the “Lender”) that included a five-year $30,000,000 term loan (the “Term Loan”), and a three-year $30,000,000 revolving credit facility (the “Revolving Credit Facility”; together, the “Credit Facility”). Pursuant to a security agreement, also dated August 25, 2004 (the “Security Agreement”), the Term Loan and the Revolving Credit Facility were collateralized by the Company’s existing and hereafter acquired tangible assets, intangible assets and real property. The Company paid the Lender an origination fee equal to 0.25% of the total amount committed under the Credit Facility.
     The Term Loan required quarterly principal payments of $625,000, which equated to a 12-year amortization, with a final principal payment of $17,925,000 due on August 25, 2009. The Revolving Credit Facility was to mature on August 25, 2007. The Lender could accelerate the maturity of the Term Loan and the Revolving Credit Facility if any event of default, as defined under the Credit Facility, occured.
     The Term Loan and the Revolving Credit Facility bore interest, at the Company’s option, at LIBOR plus a margin of 1.25% to 2.50%, or the Lender’s Prime Rate plus a margin of minus 0.50% to plus 0.50%. The margins were determined quarterly in accordance with a defined rate spread based upon the ratio of the Company’s average total funded senior indebtedness for the preceding four quarters to earnings before interest, taxes, depreciation, depletion and amortization (“EBITDA”) for the twelve months ended on the last day of the most recent calendar quarter. The margins were 1.75% for

LIBOR and 0.0% for Prime Rate loans. In conjunction with the Credit Facility, the Company entered into hedges to fix the LIBOR rate for the Term Loan at 3.87% through the maturity date (the “Hedge”), resulting in an interest rate of 5.62% for the Term Loan based on the then-current margin of 1.75%. The Hedge was designated as a cash flow hedge, and as such, changes in the fair market value were a component of stockholders’ equity. The Company was exposed to credit losses in the event of non-performance by the counterparty of the Hedge. The fair market value of the Hedge at September 30, 2005 was an asset of $541,000, which is included in Other assets, net on the September 30, 2005 Condensed Consolidated Balance Sheet.
     The Credit Facility and Security Agreement contained covenants that restricted the incurrence of debt, guaranties and liens, and place restrictions on investments and the sale of significant assets. The Company was also required to meet a minimum debt service coverage ratio and not exceed specified leverage ratios. The Credit Facility provides that the Company may pay annual dividends, not to exceed $1,500,000, so long as after such payment, the Company remains solvent and the payment does not cause or result in any default or event of default as defined under the Credit Facility.
     As a result of entering into the Credit Facility and borrowings thereunder, the Company repaid all of the $35,556,000 then-outstanding debt, plus a $235,000 prepayment penalty, under its previous $50,000,000 Senior Secured Term Loan (the “Previous Term Loan”) and terminated the associated credit agreement that had been entered into on April 22, 1999 with a consortium of commercial banks. The Previous Term Loan was repayable over a period of approximately eight years, maturing on March 30, 2007, and required monthly principal payments of $278,000, which began April 30, 2000, with a final principal payment of $26,944,000 on March 30, 2007, which equated to a 15-year amortization. The weighted-average interest rate under the Previous Term Loan was approximately 9.25%.
     The Company also terminated its previous $6,000,000 revolving credit facility and repaid the $1,750,000 then-outstanding principal balance. The revolving credit facility was secured by the Company’s accounts receivable and inventories, provided for an interest rate of LIBOR plus 2.75% and was scheduled to mature on April 1, 2005. In addition, the Company had a $2,000,000 equipment line of credit (available for financing or leasing large mobile equipment used in its operations) from the bank that had issued the revolving credit facility, of which approximately $500,000 of operating lease obligations remained at September 30, 2005.
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
     Terms of the Sub Notes included: a maturity date of August 5, 2008, subject to acceleration upon a change in control; no mandatory principal payments prior to maturity; an interest rate of 14% (12% paid in cash and 2% paid in cash or in kind at the Company’s option); and, except as discussed below, no optional prepayment prior to August 5, 2005 and a 4% prepayment penalty if repaid before maturity. The terms of the Sub Notes were identical to one another, except that the Sub Note for the affiliate of Inberdon did not prohibit prepayment prior to August 5, 2005 and did not require a prepayment penalty if repaid before maturity, resulting in a weighted-average prepayment penalty of approximately 2.4% if the Sub Notes were repaid before maturity. The Sub Notes required compliance with the Company’s other debt agreements and restricted the sale of significant assets.
     The Company made principal prepayments on the Sub Notes totaling $7,000,000 during 2004, and prepaid the then-remaining $7,000,000 principal amount of the Sub Notes in the third quarter

2005. The 2005 prepayment included a prepayment penalty of 4% ($280,000), as well as accrued interest of $98,000. The Company also wrote off $164,000 of unamortized debt issuance costs and $92,000 of unaccreted debt discount related to the Sub Notes, which was included in interest expense in the third quarter 2005. Funds used for the prepayment were obtained primarily from the Company’s Revolving Credit Facility, which carried a lower interest rate.
     The August 2003 private placement also included six-year detachable warrants, providing the Sub Note investors the right to purchase an aggregate of 162,000 shares of the Company’s common stock, at 110% of the average closing price of one share of common stock for the trailing 30 trading days prior to closing, or $3.84 (the “ Warrants”). The fair value of the warrants was recorded as a reduction of the carrying value of the Sub Notes and was accreted to interest expense over the term of the Sub Notes, resulting in an effective annual interest rate of 14.44%. After August 5, 2008, or upon an earlier change in control, the investors could require the Company to repurchase any or all shares acquired through exercise of the warrants (the “Warrant Shares”). The repurchase price for each Warrant Share would equal the average closing price of one share of the Company’s common stock for the 30 trading days preceding the date the Warrant Shares were put back to the Company. Changes in the repurchase price for each Warrant Share were accreted or decreted to interest expense over the five-year period from the date of issuance to August 5, 2008, with the offset to interest expense. Thereafter, the Warrant Share put liability would be marked-to-market, with any adjustment increasing or decreasing interest expense. The investors are also entitled to certain registration rights for the resale of their Warrant Shares.
     Effective August 31, 2005, the holders of the Warrants agreed to waive their Warrant Share put rights. The Company’s warrant share put liability was $1,337,000 as of August 31, 2005, which was eliminated by the waiver agreements. Pursuant to accounting requirements, the Company increased stockholders’ equity by the $1,337,000, which represented non-cash charges to interest expense previously expensed by the Company, including a $798,000 charge to interest expense in the first nine months 2005. As a result of this waiver, the Company no longer has any liability to repurchase any Warrant Shares and will have no further charges or credits to interest expense for fluctuations in the price of the Company’s common stock.
     A summary of outstanding debt at the dates indicated is as follows (in thousands):

	September 30,	December 31,
	2005	2004
Term Loan	$27,300	$29,175
Sub Notes	—	7,000
Discount on Sub Notes	—	(110)
Revolving Credit Facility	12,277	7,825

Subtotal	39,577	43,890
Less current installments	2,500	2,500

Debt, excluding current installments	$37,077	$41,390

6. Oil and Gas Lease
     Pursuant to the Company’s May 2004 oil and gas lease agreement with respect to oil and gas rights on the Company’s Cleburne, Texas property, the Company retained a 20% royalty interest and an option to participate in any well drilled on the leased property as a 20% working interest owner. In September 2005, the Company elected to participate as a 20% working interest owner in the initial well. In October 2005, the operator commenced drilling the well on the property, but no results will be known until drilling and testing are completed. Based on estimates provided by the operator, the

Company’s investment for its 20% working interest in this initial well will be approximately $300,000 - $400,000 for drilling and completion costs.
7. Subsequent Event – Exercise of Warrants
     In October 2005, R.S. Beall Capital Partners L.P. (the“Holder”) elected to exercise its warrant for 34,714 shares pursuant to the cashless exercise option. The Market Value on the exercise date was $32.541, resulting in the issuance of 30,617 shares of the Company’s common stock to the Holder.
8. Subsequent Event — Amendment of Credit Facility; New Hedge
     On October 19, 2005, the Company entered into an amendment to the Credit Agreement (the “Amendment”) primarily to increase the loan commitments and extend the maturity dates. As a result of the Amendment, the Credit Agreement now includes a ten-year $40,000,000 term loan (the “New Term Loan”), a ten-year $20,000,000 multiple draw term loan (the “New Draw Term Loan”) and a five-year $30,000,000 revolving credit facility (the “New Revolving Facility”), (collectively, the “New Credit Facilities”). The proceeds from the New Term Loan were used primarily to repay the outstanding balances on the Term Loan and the Revolving Credit Facility. The Company has not to date made any draws on the New Draw Term Loan or the New Revolving Facility.
     The New Term Loan requires quarterly principal payments of $833,333 beginning March 31, 2006, which equates to a 12-year amortization, with a final principal payment of $7,500,000 due on December 31, 2015. The New Draw Term Loan will require quarterly principal payments, based on a 12-year amortization, of the principal outstanding thereon on January 1, 2007, beginning March 31, 2007, with a final principal payment on December 31, 2015 equal to any remaining principal then-outstanding. The New Revolving Facility is scheduled to mature on October 20, 2010. The Lender can accelerate the maturity of the New Term Loan, the New Draw Term Loan and the New Revolving Facility if any event of default, as defined under the New Credit Facilities, occurs.
     The New Credit Facilities continue to bear interest, at the Company’s option, at either LIBOR plus a margin of 1.25% to 2.50%, or the Lender’s Prime Rate plus a margin of minus 0.50% to plus 0.50%. The margins are determined quarterly in accordance with a defined rate spread based upon the ratio of the Company’s average total funded senior indebtedness for the preceding four quarters to EBITDA for the twelve months ended on the last day of the most recent calendar quarter. There were no material changes to the covenants and restrictions contained in the Credit Agreement.
     In conjunction with the Amendment, the Company terminated the Hedge and rolled its value into a new hedge (the “New Hedge”) to buy down the fixed interest rate. The New Hedge fixes the LIBOR rate at 4.695% on the $40,000,000 New Term Loan for the period December 30, 2005 through the maturity date, resulting in an interest rate of 6.195% based on the current LIBOR margin of 1.50%. The Company has designated the New Hedge as a cash flow hedge, and as such, changes in the fair market value will be a component of stockholders’ equity. The Company will be exposed to credit losses in the event of non-performance by the counterparty of the New Hedge.
9. Subsequent Event – Construction of Third Kiln at the Company’s Arkansas Facilities
     As of October 18, 2005, the Company entered into the initial contract for the construction of a third kiln at the Company’s Arkansas facilities. The third kiln will be substantially identical to the existing two kilns and will increase quicklime production capacity at the Arkansas facilities by approximately 50%. The project, which will also include certain crushing and stone handling enhancements, and additional finish goods silos and load outs, is currently expected to be completed in Summer 2006 and cost approximately $26,000,000, which will be funded from draws on the New Draw Term Loan and New Revolving Facility and funds generated from operations. As of October 31, 2005, the Company has contractual commitments of approximately $15,000,000 for the third kiln project at its Arkansas facilities.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements. Any statements contained in this Report that are not statements of historical fact are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements in this Report, including without limitation statements relating to the Company’s plans, strategies, objectives, expectations, intentions, and adequacy of resources, are identified by such words as “will,” “could,” “should,” “believe,” “expect,” “intend,” “plan,” “schedule,” “estimate,” “anticipate,” and “project.” The Company undertakes no obligation to publicly update or revise any forward-looking statements. The Company cautions that forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from expectations, including without limitation the following: (i) the Company’s plans, strategies, objectives, expectations, and intentions are subject to change at any time in the Company’s discretion; (ii) the Company’s plans and results of operations will be affected by its ability to manage its growth; (iii) the Company’s ability to meet short-term and long-term liquidity demands, including servicing the Company’s debt; (iv) inclement weather conditions; (v) increased energy and transportation costs; (vi) unanticipated delays or cost overruns in completing current or planned construction projects; (vii) reduced demand for the Company’s products; and (viii) other risks and uncertainties set forth below or indicated from time to time in the Company’s filings with the Securities and Exchange Commission, including the Company’s Form 10-K for the fiscal year ended December 31, 2004.
Liquidity and Capital Resources
     Net cash provided by operations was $15,283,000 for the nine months ended September 30, 2005, compared to $12,585,000 for the nine months ended September 30, 2004. The $2,698,000 increase was primarily the result of the $1,335,000 increase in net income in the 2005 period compared to the same period in 2004 and a $2,147,000 net increase from changes in operating assets and liabilities in the 2005 period compared to the 2004 period, partially offset by a $784,000 decrease in noncash expenses.
     The Company invested $11,661,000 in capital expenditures in the first nine months 2005, compared to $9,404,000 in the same period last year, $4,912,000 of which related to the Phase II expansion of the Company’s Arkansas facilities, which was completed in 2004. Capital expenditures in the first nine months 2005 included approximately $1,477,000 related to the refurbishing of the Shreveport, Louisiana terminal and the installation of a new kiln baghouse at the Company’s Cleburne, Texas plant, which was accrued at December 31, 2004 and paid in 2005, approximately $2,420,000 for the acquisition of land near the Company’s Arkansas facilities for possible future expansion and approximately $2,450,000 for the acquisition of a new limestone grinding and bagging facility located in Delta, Colorado to process mine safety dust used in coal mining operations.
     Financing activities used $4,004,000 and $8,410,000 net cash in the first nine months 2005 and 2004, respectively, primarily for repayment of debt.
     On August 25, 2004, the Company entered into a new credit agreement (the “Credit Agreement”) with a bank (the “Lender”) that included a five-year $30,000,000 term loan (the “Term Loan”), and a three-year $30,000,000 revolving credit facility (the “Revolving Credit Facility”; together, the “Credit Facility”). Pursuant to a security agreement, also dated August 25, 2004 (the “Security Agreement”), the Term Loan and the Revolving Credit Facility were collateralized by the Company’s existing and hereafter acquired tangible assets, intangible assets and real property. The Company paid the Lender an origination fee equal to 0.25% of the total amount committed under the Credit Facility.

     The Term Loan required quarterly principal payments of $625,000, which equated to a 12-year amortization, with a final principal payment of $17,925,000 due on August 25, 2009. The Revolving Credit Facility was to mature on August 25, 2007. The Lender could accelerate the maturity of the Term Loan and the Revolving Credit Facility if any event of default, as defined under the Credit Facility, occured.
     The Term Loan and the Revolving Credit Facility bore interest, at the Company’s option, at LIBOR plus a margin of 1.25% to 2.50%, or the Lender’s Prime Rate plus a margin of minus 0.50% to plus 0.50%. The margins were determined quarterly in accordance with a defined rate spread based upon the ratio of the Company’s average total funded senior indebtedness for the preceding four quarters to EBITDA for the twelve months ended on the last day of the most recent calendar quarter. The margins were 1.75% for LIBOR and 0.0% for Prime Rate loans. In conjunction with the Credit Facility, the Company entered into hedges to fix the LIBOR rate for the Term Loan at 3.87% through the maturity date (the “Hedge”), resulting in an interest rate of 5.62% for the Term Loan based on the then-current margin of 1.75%. The Hedge was designated as a cash flow hedge, and as such, changes in the fair market value were a component of stockholders’ equity. The Company was exposed to credit losses in the event of non-performance by the counterparty of the Hedge. The fair market value of the Hedge at September 30, 2005 was an asset of $541,000, which is included in Other assets, net on the September 30, 2005 Condensed Consolidated Balance Sheet.
     The Credit Facility and Security Agreement contained covenants that restricted the incurrence of debt, guaranties and liens, and place restrictions on investments and the sale of significant assets. The Company was also required to meet a minimum debt service coverage ratio and not exceed specified leverage ratios. The Credit Facility provides that the Company may pay annual dividends, not to exceed $1,500,000, so long as after such payment, the Company remains solvent and the payment does not cause or result in any default or event of default as defined under the Credit Facility.
     As a result of entering into the Credit Facility and borrowings thereunder, the Company repaid all of the $35,556,000 then-outstanding debt, plus a $235,000 prepayment penalty, under its previous $50,000,000 Senior Secured Term Loan (the “Previous Term Loan”) and terminated the associated credit agreement that had been entered into on April 22, 1999 with a consortium of commercial banks. The Previous Term Loan was repayable over a period of approximately eight years, maturing on March 30, 2007, and required monthly principal payments of $278,000, which began April 30, 2000, with a final principal payment of $26,944,000 on March 30, 2007, which equated to a 15-year amortization. The weighted-average interest rate under the Previous Term Loan was approximately 9.25%.
     The Company also terminated its previous $6,000,000 revolving credit facility and repaid the $1,750,000 then-outstanding principal balance. The revolving credit facility was secured by the Company’s accounts receivable and inventories, provided for an interest rate of LIBOR plus 2.75% and was scheduled to mature on April 1, 2005. In addition, the Company had a $2,000,000 equipment line of credit (available for financing or leasing large mobile equipment used in its operations) from the bank that had issued the revolving credit facility, of which approximately $500,000 of operating lease obligations remained at September 30, 2005.
     On October 19, 2005, the Company entered into an amendment to the Credit Agreement (the “Amendment”) primarily to increase the loan commitments and extend the maturity dates. As a result of the Amendment, the Credit Agreement now includes a ten-year $40,000,000 term loan (the “New Term Loan”), a ten-year $20,000,000 multiple draw term loan (the “New Draw Term Loan”) and a five-year $30,000,000 revolving credit facility (the “New Revolving Facility”), (collectively, the “New Credit Facilities”). The proceeds from the New Term Loan were used primarily to repay the outstanding balances on the Term Loan and the Revolving Credit Facility. The Company has not to date made any draws on the New Draw Term Loan or the New Revolving Facility.

     The New Term Loan requires quarterly principal payments of $833,333 beginning March 31, 2006, which equates to a 12-year amortization, with a final principal payment of $7,500,000 due on December 31, 2015. The New Draw Term Loan will require quarterly principal payments, based on a 12-year amortization, of the principal outstanding thereon on January 1, 2007, beginning March 31, 2007, with a final principal payment on December 31, 2015 equal to any remaining principal then-outstanding. The New Revolving Facility is scheduled to mature on October 20, 2010. The Lender can accelerate the maturity of the New Term Loan, the New Draw Term Loan and the New Revolving Facility if any event of default, as defined under the New Credit Facilities, occurs.
     The New Credit Facilities continue to bear interest, at the Company’s option, at either LIBOR plus a margin of 1.25% to 2.50%, or the Lender’s Prime Rate plus a margin of minus 0.50% to plus 0.50%. The margins are determined quarterly in accordance with a defined rate spread based upon the ratio of the Company’s average total funded senior indebtedness for the preceding four quarters to EBITDA for the twelve months ended on the last day of the most recent calendar quarter. There were no material changes to the covenants and restrictions contained in the Credit Agreement.
     In conjunction with the Amendment, the Company terminated the Hedge and rolled its value into a new hedge (the “New Hedge”) to buy down the fixed interest rate. The New Hedge fixes the LIBOR rate at 4.695% on the $40,000,000 New Term Loan for the period December 30, 2005 through the maturity date, resulting in an interest rate of 6.195% based on the current LIBOR margin of 1.50%. The Company has designated the New Hedge as a cash flow hedge, and as such, changes in the fair market value will be a component of stockholders’ equity. The Company will be exposed to credit losses in the event of non-performance by the counterparty of the New Hedge.
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
     Terms of the Sub Notes included: a maturity date of August 5, 2008, subject to acceleration upon a change in control; no mandatory principal payments prior to maturity; an interest rate of 14% (12% paid in cash and 2% paid in cash or in kind at the Company’s option); and, except as discussed below, no optional prepayment prior to August 5, 2005 and a 4% prepayment penalty if repaid before maturity. The terms of the Sub Notes were identical to one another, except that the Sub Note for the affiliate of Inberdon did not prohibit prepayment prior to August 5, 2005 and did not require a prepayment penalty if repaid before maturity, resulting in a weighted-average prepayment penalty of approximately 2.4% if the Sub Notes were repaid before maturity. The Sub Notes required compliance with the Company’s other debt agreements and restricted the sale of significant assets.
     The Company made principal prepayments on the Sub Notes totaling $7,000,000 during 2004, and prepaid the then-remaining $7,000,000 principal amount of the Sub Notes in the third quarter 2005. The 2005 prepayment included a prepayment penalty of 4% ($280,000), as well as accrued interest of $98,000. The Company also wrote off $164,000 of unamortized debt issuance costs and $92,000 of unaccreted debt discount related to the Sub Notes, which was included in interest expense in the third quarter 2005. Funds used for the prepayment were obtained primarily from the Company’s Revolving Credit Facility, which carried a lower interest rate.
     The August 2003 private placement also included six-year detachable warrants, providing the Sub Note investors the right to purchase an aggregate of 162,000 shares of the Company’s common stock, at 110% of the average closing price of one share of common stock for the trailing 30 trading days prior to closing, or $3.84. The fair value of the warrants was recorded as a reduction of the carrying value of the Sub Notes and was accreted to interest expense over the term of the Sub Notes, resulting in an effective annual interest rate of 14.44%. After August 5, 2008, or upon an earlier change in control, the investors could have required the Company to repurchase any or all shares acquired through exercise of the warrants (the “Warrant Shares”). The repurchase price for each Warrant Share would equal the average closing price of one share of the Company’s common stock for the 30 trading days preceding the date the Warrant Shares were put back to the Company. Changes in the repurchase price for each Warrant Share were accreted or decreted to interest expense over the five-year period from the date of issuance to August 5, 2008, with the offset to interest expense. Thereafter, the Warrant Share put liability would be marked-to-market, with any adjustment increasing or decreasing interest expense. The investors are also entitled to certain registration rights for the resale of their Warrant Shares.
     Effective August 31, 2005, the holders of the Company’s warrants agreed to waive their Warrant Share put rights. The Company’s warrant share put liability was $1,337,000 as of August 31, 2005, which was eliminated by the waiver agreements. Pursuant to accounting requirements, the Company increased stockholders’ equity by the $1,337,000, which represented non-cash charges to interest expense previously expensed by the Company, including a $798,000 charge to interest expense in the first nine months 2005. As a result of these waivers, the Company no longer has any liability to repurchase any Warrant Shares and will have no further charges or credits to interest expense for fluctuations in the price of the Company’s common stock.
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
     As of October 18, 2005, the Company entered into the initial contract for the construction of a third kiln at the Company’s Arkansas facilities. The third kiln will be substantially identical to the existing two kilns and will increase quicklime production capacity at the Arkansas facilities by approximately 50%. The project, which will also include certain crushing and stone handling enhancements, and additional finish goods silos and load outs, is currently expected to be completed in Summer 2006 and cost approximately $26,000,000, which will be funded from draws on the New Draw Term Loan and New Revolving Facility and funds generated from operations.
     The Company is not contractually committed to any planned capital expenditures until actual orders are placed for equipment. As of October 31, 2005, the Company was contractually committed to approximately $15,000,000 of capital expenditures for the third kiln project at its Arkansas facilities and had $40,000,000 in total debt outstanding.
Results of Operations
     Revenues increased to $15,904,000 in the third quarter 2005 from $15,770,000 in the third quarter 2004, an increase of $134,000, or 0.8%. In the 2005 quarter compared to the comparable 2004 quarter, price increases on the Company’s products of approximately 8.8%, on average, were mostly offset by reduced sales volume to the Company’s steel customers. In the first nine months 2005, revenues increased to $48,494,000 from $42,597,000 in the first nine months 2004, an increase of $5,897,000, or 13.8%. The increase in revenues for the first nine months 2005 compared to the comparable 2004 period was primarily due to price increases on the Company’s products of approximately 8.8%, on average, and increased lime sales volumes. While there were some disruptions in normal sales activities during the recent hurricanes, the Company’s facilities were not impacted.
     Due in part to temporary lime shortages, principally in the states east of the Company’s Arkansas plant, the Company sold most of the increased lime production at Arkansas during most of the first four months 2005. These shortages were primarily due to increased consumption of lime for steel-related uses and the closing of three lime plants in the Midwest. Beginning in May 2005, many of the Company’s steel customers reduced their production, reportedly to reduce their inventory levels, which resulted in reduced steel demand for lime. Although steel demand for lime remained weak in the third quarter and into the fourth, it is beginning to increase, and the Company expects to sell more lime to steel customers in the fourth quarter 2005 than was sold in the third quarter.
     The Company’s gross profit increased to $5,281,000 for the third quarter 2005 from $5,159,000 for the third quarter 2004, an increase of $122,000, or 2.4%. Compared to the 2004 quarter, gross profit margin as a percentage of revenues and gross profit increased in the 2005 quarter primarily due to the increases average product price increases, mostly offset by increased energy and transportation costs.
     For the first nine months 2005, the Company’s gross profit increased to $15,434,000 from $13,179,000 for the comparable 2004 period, an increase of $2,255,000, or 17.1%. Gross profit margin and gross profit increased in the first nine months 2005, compared to the same period last year, primarily due to increases in average product prices and lime sales volume, partially offset by increased energy and transportation costs and a $323,000 increase in depreciation, primarily resulting from placing the new kiln in service in February 2004.
     Selling, general and administrative expenses (“SG&A”) increased to $1,342,000 in the third quarter 2005 from $1,246,000 in the third quarter 2004, an increase of $96,000, or 7.7%. As a percentage of sales, SG&A increased to 8.4% in the third quarter 2005 from 7.9% in the comparable 2004 quarter. SG&A increased to $4,056,000 in the first nine months 2005 from $3,648,000 in the comparable 2004 period, an increase of $408,000, or 11.2%. As a percentage of sales, SG&A declined to 8.4% in the first nine months 2005 from 8.5% in the comparable period 2004. The increase in SG&A in 2005 was primarily attributable to increases in salaries, employee bonuses and benefits and audit and professional fees, along with a full nine months of slurry operations in Houston in 2005 compared to only seven months in 2004.
     Interest expense in the third quarter 2005 decreased to $1,554,000 from $2,056,000 in the third quarter 2004, a decrease of $502,000, or 24.4%. Interest expense in the first nine months 2005 decreased to $3,560,000 from $4,841,000 in the first nine months 2004, a decrease of $1,281,000, or 26.5%. The decrease in interest expense in 2005 primarily resulted from Company’s August 2004 debt refinancing and net repayments of debt over the last 12 months. Due to the prepayment in August 2005 of the then-remaining $7,000,000 principal amount of the Company’s Sub Notes, interest expense for the quarter and nine months 2005 includes a $280,000 prepayment penalty, the expensing of approximately $164,000 of unamortized prepaid financing costs, and $92,000 of unaccreted debt discount. The decrease for the first nine months 2005 would have been even greater except for the fact that $366,000 of interest was capitalized in the first nine months 2004 as part of the Arkansas Phase II expansion project. The decreases were partially offset by charges to interest of $364,000 and $798,000 in the third quarter and nine months ended September 30, 2005, respectively, for mark-to-market adjustments on the Company’s Warrant Share put liability that resulted from an increase in the per share average closing price of the Company’s common stock for the last 30 trading days ending on August 30, 2005 to $20.994 from $16.493 and $10.792 for the last 30 trading days ending on March 31, 2005 and December 31, 2004, respectively, compared to charges of $20,000 and $111,000 in the quarter and nine months ended September 30, 2004, respectively.

     Other, net was $61,000 income in the third quarter 2005, compared to $190,000 income in the third quarter 2004. In the first nine months 2005, other, net was $164,000 income, compared to $1,459,000 income in the comparable 2004 period. In the first nine months 2004, the receipt of an oil and gas lease bonus payment of $1,328,000 ($1,082,000, or $0.18 per share, net of income taxes) for the lease of the Company’s oil and gas rights on its Cleburne, Texas property was the primary other income.
     Income tax expense increased to $503,000 in the third quarter 2005 from $317,000 in the third quarter 2004, an increase of $186,000, or 58.8%. For the first nine months 2005, income tax expense increased to $1,635,000 from $1,137,000 in the comparable 2004 period, an increase of $498,000, or 43.8%.
     The Company’s net income increased to $1,943,000 ($0.31 per share) during the third quarter 2005 from net income of $1,730,000 ($0.29 per share) during the third quarter 2004, an increase of $213,000, or 12.3%. For the first nine months 2005, the Company’s net income increased to $6,347,000 ($1.05 per share), compared to net income of $5,012,000 ($0.85 per share) during the comparable 2004 period, an increase of $1,335,000, or 26.6%. The increase in net income for the first nine months 2005 would have been even greater except for the oil and gas lease bonus of $1,082,000, ($0.18 per share), net of income taxes, included in the comparable 2004 period.
ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Interest Rate Risk
     During the three and nine months ended September 30, 2005, the Company was exposed to changes in interest rates, primarily as a result of floating interest rates on the Term Loan and the Revolving Credit Facility. Because the Sub Notes bore a fixed rate of interest, changes in interest rates did not subject the Company to changes in future interest expense with this borrowing.
     At September 30, 2005, the Company had $39,577,000 of indebtedness outstanding under floating rate debt. The Company had entered into interest rate swap agreements to swap floating rates for fixed rates at 3.87%, plus the applicable margin, through maturity on the Term Loan balance of $27,300,000, leaving the $12,277,000 Revolving Credit Facility balance subject to interest rate risk at September 30, 2005. Assuming no additional borrowings or repayments on the Revolving Credit Facility, a 100 basis point increase in interest rates would have resulted in an increase in interest expense and a decrease in income before taxes of approximately $122,000 per year. This amount has been estimated by calculating the impact of such hypothetical interest rate increase on the Company’s non-hedged, floating rate debt of $12,277,000 outstanding under the Revolving Credit Facility at September 30, 2005 and assuming it remained outstanding over the next twelve months. Additional borrowings under the Revolving Credit Facility would have increased this estimate.
     As discussed in Note 8 of Notes to Condensed Consolidated Financial Statements, the Credit Agreement, as amended, now includes the New Term Loan, the New Draw Term Loan and the New Revolving Facility. In conjunction with the Amendment, the Company terminated the Hedge and rolled its value into the New Hedge, which fixes the LIBOR rate at 4.695% on the $40,000,000 New Term Loan for the period December 30, 2005 through the maturity date. Thus, after December 30, 2005, changes in interest rates will not subject the Company to changes in future interest expense for the New Term Loan. The Company has not to date made any draws on the New Draw Term Loan or the New Revolving Facility. Future borrowings under the New Draw Term Loan or the New Revolving Facility will expose the Company to changes in interest rates unless the interest rates on such borrowings are hedged. (See Notes 5 and 8 of Notes to Condensed Consolidated Financial Statements.)
Warrant Share Repurchase Obligation
     Under the terms of the Warrants issued in August 2003, after August 5, 2008, or upon an earlier change of control, the Sub Note investors could have required the Company to repurchase any or all of the 162,000 Warrant Shares that they might purchase by exercising the Company’s outstanding warrants. The repurchase price for each Warrant Share would have been equal to the average closing price of one share of the Company’s common stock for the 30 trading days preceding the date the Warrant Shares were put back to the Company. At August 30, 2005, the fair value of the Warrant Share put liability was estimated to be $2,779,000, based on the $20.994 per share average closing price of the Company’s common stock for the last 30 trading days ended August 30, 2005, compared to $1,126,000 at December 31, 2004, based on the $10.792 per share closing price for the last 30 trading days ended December 31, 2004.
     Effective August 31, 2005, the holders of the Company’s Warrants agreed to waive their Warrant Share put right. As a result of this waiver, the Company no longer has any liability to repurchase any Warrant Shares and will have no further charges or credits to interest expense for fluctuations in the price of the Company’s common stock. (See Note 5 of Notes to Condensed Consolidated Financial Statements.)
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
PART II. OTHER INFORMATION
ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     The Company’s Warrants allow the holders to make cashless exercises by surrendering their Warrants for a reduced number of shares of the Company’s stock, determined by the aggregate spread between the exercise price of the Warrants and the market value of the shares underlying the warrants. The aggregate spread and the number of shares to be issued are calculated by the average closing price of one share of the Company’s common stock for the 30 trading days preceding the exercise date. In October 2005, R.S. Beall Capital Partners, LP (the “Holder”) elected to exercise its Warrants for 34,714 shares pursuant to the cashless exercise option. The calculated market value per share on the exercised date was $32.541, resulting in the issuance of 30,617 shares of the Company’s common stock to the holders, pursuant to Section 3(a)(9) of the Securities Act of 1933.
     The Company’s 2001 Long-Term Incentive Plan (the “2001 Plan”) and 1992 Stock Option Plan allow employees and directors to exercise stock options by payment in cash and/or delivery of shares of the Company’s common stock. In August 2005, pursuant to this provision, the Company received 5,751 shares of its common stock in payment to exercise stock options under the 2001 Plan. The 5,751 shares were valued at $23.37 per share, the fair market value of one share of the Company’s common stock on the date they were tendered to the Company.

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

UNITED STATES LIME & MINERALS, INC.

November 2, 2005	By:	/s/ Timothy W. Byrne

Timothy W. Byrne
President and Chief Executive Officer
(Principal Executive Officer)

November 2, 2005	By:	/s/ M. Michael Owens

M. Michael Owens
Vice President and Chief Financial Officer
(Principal Financial and Accounting
Officer)

UNITED STATES LIME & MINERALS, INC.
Quarterly Report on Form 10-Q
Quarter Ended
September 30, 2005
Index to Exhibits

EXHIBIT
NUMBER	DESCRIPTION
31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.

32.1	Section 1350 Certification by the Chief Executive Officer.

32.2	Section 1350 Certification by the Chief Financial Officer.