Form 10-K
period 2005-12-31
UNITED STATES LIME & MINERALS INC
filed 2006-03-14
CIK 82020

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 000-4197
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
None
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
Common Stock, $0.10 par value
     Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐	No ☑
     Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Exchange Act.

Yes ☐	No ☑
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑	No ☐
     Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.  ☐
     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
                     Large Accelerated Filer  ☐            Accelerated Filer  ☐            Non-accelerated Filer  ☑
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑
     The aggregate market value of Common Stock held by non-affiliates computed as of the last business day of the Registrant’s quarter ended June 30, 2005: $28,047,365.
     Number of shares of Common Stock outstanding as of March 13, 2006: 6,143,070.

DOCUMENTS INCORPORATED BY REFERENCE
     Part III incorporates information by reference from the Registrant’s definitive Proxy Statement to be filed for its 2006 Annual Meeting of Shareholders. Part IV incorporates certain exhibits by reference from the Registrant’s previous filings.

ii

PAGE
ITEM 9A. CONTROLS AND PROCEDURES	17

ITEM 9B. OTHER INFORMATION	40

PART III	40

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT	40

ITEM 11. EXECUTIVE COMPENSATION	40

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	41

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	41

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES	41

PART IV	41

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	41

SIGNATURES	45
Stock Purchase Agreement
Subsidiaries
Consent of Independent Registered Public Accounting Firm
Consent of Independent Registered Public Accounting Firm
Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer
Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer
Section 1350 Certification by Chief Executive Officer
Section 1350 Certification by Chief Financial Officer

iii

PART I
ITEM 1. BUSINESS.
     General. The business of United States Lime & Minerals, Inc. (the “Company,” the “Registrant” OR “We”), which was incorporated in 1950, is the production and sale of lime and limestone products. The Company extracts high-quality limestone from its quarries and processes it for sale as pulverized limestone, quicklime, hydrated lime and lime slurry. These operations were conducted during 2005 by five wholly-owned subsidiaries of the Company: Arkansas Lime Company, Colorado Lime Company, Texas Lime Company, U.S. Lime Company – Houston and U.S. Lime Company - Shreveport. On December 28, 2005, the Company acquired U.S. Lime Company – St. Clair, which has lime and limestone operations in Oklahoma.
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
     Business and Products. The Company extracts high-quality limestone from its open-pit and underground quarries and then processes it for sale as pulverized limestone, quicklime, hydrated lime and lime slurry. Pulverized limestone (also referred to as ground calcium carbonate) is a dried product ground to granular and finer sizes. Quicklime (calcium oxide) is produced by heating limestone to very high temperatures in kilns in a process called calcination. Hydrated lime (calcium hydroxide) is produced by reacting quicklime with water in a controlled process. Lime slurry (milk of lime) is a suspended solution of calcium hydroxide produced by mixing quicklime with water in a lime slaker.
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
     Product Sales. In 2005, the Company sold most of its products in the states of Arkansas, Colorado, Indiana, Kansas, Louisiana, Mississippi, Missouri, New Mexico, Oklahoma, Pennsylvania, Tennessee, Texas and West Virginia. Sales are made primarily by the Company’s nine sales employees who call on potential customers and solicit orders which are generally made on a purchase-order basis. The Company also receives orders in response to bids that it prepares and submits to potential customers.
     Principal customers for the Company’s lime and limestone products are highway, street and parking lot contractors, steel producers, municipal sanitation and water treatment facilities, paper manufacturers, chemical producers, roofing shingle manufacturers, poultry and cattle feed producers and glass manufacturers. During 2005, the strongest demand for the Company’s lime and limestone products was from highway, street and parking lot contractors, steel producers and roofing shingle manufacturers.
     Approximately 675 customers accounted for the Company’s sales of lime and limestone products during 2005. No single customer accounted for more than 10% of such sales. The Company is generally not subject to significant customer risks as its customers are considerably diversified as to geographic location and industrial concentration. However, given the nature of the lime and limestone industry, the Company’s profits are very sensitive to changes in sales volume.
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
     Limestone Reserves. The Company has two subsidiaries that extract limestone from open-pit quarries: Texas Lime Company (“Texas Lime”), which is located 14 miles from Cleburne, Texas, and Arkansas Lime Company (“Arkansas Lime”), which is located near Batesville, Arkansas. U.S. Lime Company – St. Clair (“St. Clair”), acquired by the Company on December 28, 2005, extracts limestone from an underground quarry located near Marble City, Oklahoma. Colorado Lime Company (“Colorado Lime”) owns limestone resources at Monarch Pass located 15 miles west of Salida, Colorado. No mining took place on the Colorado property in 2005. Existing crushed stone stockpiles on the property were used to provide feedstock to the plant in Salida. Access to all locations is provided by paved roads.
     Texas Lime operates upon a tract of land containing approximately 470 acres, including the Cleburne Quarry, and owns approximately 2,700 acres adjacent to the Quarry. Both the Quarry and the adjacent land contain known high-quality limestone reserves in a bed averaging 28 feet in thickness, with an overburden that ranges from 0 to 50 feet. Texas Lime also has mineral interests in approximately 560 acres of land adjacent to the northwest boundary of its property. The calculated reserves, as of December 31, 2005, were approximately 33,000,000 tons of proven reserves plus approximately 91,000,000 tons of probable reserves. Assuming the current level of production and recovery rate is maintained, the Company estimates that these reserves are sufficient to sustain operations for approximately 75 years.
     Arkansas Lime operates the Batesville Quarry and has hydrated lime and limestone production facilities on a second site linked to the quarry by its own standard-gauge railroad. The active quarry operations cover approximately 725 acres of land containing a known deposit of high-quality limestone. The average thickness of the high-quality limestone deposit is approximately 70 feet, with an average overburden thickness of 35 feet. Arkansas Lime also owns approximately 325 additional acres containing high-quality limestone deposits adjacent to the present quarry, but separated from it by a public highway. The average thickness of this second high-quality limestone deposit is approximately 55 feet, with an average overburden of 20 feet. The calculated reserves, as of December 31, 2005, were approximately 43,000,000 tons of proven reserves. During 2005, the Company also acquired approximately 2,500 acres of land in nearby Izard County, Arkansas. The calculated reserves as of December 31, 2005, were approximately 150,000,000 tons of proven reserves on these 2,500 acres. Assuming the current level of production and recovery rate is maintained, and the additional production from a third kiln currently being constructed, the Company estimates that reserves are sufficient to sustain operations for more than 100 years.
     St. Clair operates an underground quarry located on approximately 700 acres it owns containing high-quality limestone deposits. It also has the right to mine the high-quality limestone contained in approximately 1,500 adjacent acres pursuant to long-term leases. The calculated probable reserves, as of December 31, 2005 were approximately 28,000,000 tons on both the owned and leased land. Assuming the current level of production and recovery rate is maintained, the Company estimates that these reserves are sufficient to sustain operations for approximately 25 years.
     Colorado Lime acquired the Monarch Pass Quarry in November 1995 and has not carried out any mining on the property. A review of the potential limestone resources has been completed by independent geologists; however, the Company has not initiated a drilling program. Consequently, it is not possible to identify and categorize reserves. The Monarch Pass Quarry, which had been operated for many years until its closure in the early 1990s, contains a mixture of limestone types, including high-quality calcium limestone and dolomite. The Company expects to continue to utilize remaining crushed stone stockpiles on the property to supply its processing plant in nearby Salida and its Delta, Colorado facility acquired in an asset purchase in September 2005.
     Mining. The Company extracts limestone by the open-pit method at its Texas and Arkansas quarries. Monarch Pass is also an open-pit quarry, but is not being mined at this time. The open-pit method consists of removing any overburden comprising soil, trees and other substances, including inferior limestone, and then extracting the exposed high-quality limestone. Open-pit mining is generally less expensive than underground mining. The principal disadvantage of the open-pit method is that operations are subject to inclement weather. The limestone is extracted by drilling and blasting, utilizing standard mining equipment. At its Oklahoma underground quarry, the Company mines limestone using the room and pillar mining method with front-end loaders and haul trucks.
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

     Plants and Facilities. The Company produces lime and/or limestone products at four plants, one slurry and one terminal facility:
     The Cleburne, Texas plant has an annual capacity of approximately 470,000 tons of quicklime from rotary kilns. The plant also has pulverized limestone equipment which, depending on the product mix, has the capacity to produce approximately 1,000,000 tons of pulverized limestone annually.
     The Arkansas plant is situated at the Batesville Quarry. The plant’s limestone and hydrating facilities are situated on a tract of 290 acres located approximately two miles from the Batesville Quarry, to which it is connected by a Company-owned, standard-gauge railroad. Utilizing two rotary kilns, including a new preheater rotary kiln completed in the first quarter 2004, this plant has an annual capacity of approximately 420,000 tons of quicklime. The plant also has two grinding systems which, depending on the product mix, have the capacity to produce 400,000 tons of pulverized limestone annually.
     In 2005, the Company began construction of a third preheater kiln at the its Arkansas facilities. The third kiln will be substantially identical to the existing two kilns and will increase quicklime production capacity at the Arkansas facilities by approximately 50%. The project, which will also include certain crushing and stone handling enhancements, and additional finished goods silos and load outs, is currently expected to be complete in summer 2006 and cost approximately $26,000,000.
     The St. Clair Marble City, Oklahoma plant has an annual capacity of approximately 180,000 tons of quicklime from two rotary kilns. The plant also has pulverized limestone equipment which has the capacity to produce approximately 150,000 tons of pulverized limestone annually.
     The Company maintains lime hydrating equipment and limestone drying and pulverizing equipment at the Texas, Arkansas and Oklahoma plants. Storage facilities for lime and pulverized limestone products at each plant consist primarily of cylindrical tanks, which are considered by the Company to be adequate to protect its lime and limestone products and to provide an available supply for customers’ needs at the existing volume of shipments. Equipment is maintained at each plant to load trucks, and at the Arkansas and Oklahoma plants to load railroad cars.
     Colorado Lime Company operates a limestone drying, grinding and bagging facility, with an annual capacity of approximately 50,000 tons, on eight acres of land in Salida, Colorado. The property is leased from the Union Pacific Railroad for a five-year term, ending June 2009, with a renewal option for an additional five years. This plant’s facilities also include a small rotary lime kiln which is permitted for operation, but is presently dormant. A mobile stone crushing and screening plant is also situated at the Monarch Pass Quarry to produce agricultural grade limestone, with an annual capacity of up to 40,000 tons. In September 2005, Colorado Lime Company acquired a new limestone grinding and bagging facility with an annual capacity of approximately 125,000 tons, located on approximately three and one-half acres of land in Delta, Colorado, to process mine safety dust used in coal mining operations.
     U.S. Lime Company-Houston commenced operations in March 2004 and services the Greater Houston area construction market. This facility uses quicklime to produce lime slurry.
     U.S. Lime Company-Shreveport operates from a distribution terminal in Shreveport, Louisiana, which is connected to a railroad, to provide lime storage, hydrating and distribution capacity to service markets in Louisiana and East Texas. This terminal began operations in December 2004.
     The Company believes that its processing plants are adequately maintained and insured. Both the Texas and Arkansas plants have recently been modernized and expanded. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition.”
     Employees. The Company employed, at December 31, 2005, 292 persons, 32 of whom are engaged in administrative and management activities, and nine of whom are engaged in sales activities. Of the Company’s 251 production employees, 121 are covered by two collective bargaining agreements. The agreement for the Arkansas facility expires in January 2008, and the agreement for the Texas facility expires in November 2008.
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
     There is a continuing trend of consolidation in the lime and limestone industry, with the three largest lime companies now accounting for more than two-thirds of North American lime production capacity. In addition to the consolidations, and often in conjunction with them, many lime producers have undergone modernization and expansion projects to upgrade their processing equipment in an effort to improve operating efficiency. The Company’s Texas and Arkansas modernization and expansion projects, including the construction of the third kiln at Arkansas, and its recent acquisition of the St. Clair operations in Oklahoma should allow it to continue to remain competitive, protect its markets and position itself for the future. In addition, the Company will continue to evaluate additional external opportunities for expansion. However, the Company may have to revise its strategy, or otherwise find ways to enhance the value of the Company, including entering into strategic partnerships, mergers, acquisitions, or other transactions.
     Impact of Environmental Laws and Liabilities. The Company owns or controls large areas of land, upon which it operates limestone quarries, mines, and/or processing plants, with inherent environmental responsibilities and environmental compliance costs, including capital, maintenance and operating costs with respect to pollution control facilities, the cost of ongoing monitoring programs and other similar costs.
     The Company’s operations are subject to various federal, state, and local laws and regulations relating to environment, health and safety, and other regulatory matters including the Clear Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, and the Comprehensive Environmental Response, Compensation, and Liability Act, as well as the Toxic Substances Control Act, and in Oklahoma, state laws regulating mining and quarrying activities (“Environmental Laws”). These Environmental Laws grant the United States Environmental Protection Agency (“EPA”) and state governmental agencies the authority to promulgate regulations that could result in substantial expenditures on pollution control and waste management. The rate of change of Environmental Laws has been rapid over the last decade, and compliance can require significant expenditures. For example, federal legislation required Texas Lime Company and Arkansas Lime Company to obtain “Title V” operating permits that have significant ongoing compliance monitoring costs. In addition to the Title V permits, other environmental operating permits are required for the Company’s operations, and such permits are subject to modification, renewal and revocation. Also, raw materials and fuels used to manufacture quicklime and calcium contain chemicals and compounds, such as trace metals, that may be classified as toxic or hazardous substances. The EPA implemented the maximum achievable control technology (“MACT”) regulations on January 5, 2004 to control emissions of hazardous air pollutants from lime plants. Existing plants must determine how the rules apply, then develop and implement a plan to be in compliance by January 5, 2007. The MACT regulations will require additional performance testing, monitoring of operations, reporting, and development and implementation of startup, shutdown and malfunction plans for the Company’s lime plants.
     Carbon dioxide (“CO2”) emission reductions remain an issue for the Company and other similar manufacturing companies. The consequences of CO2 reduction measures are potentially significant, as the production of CO2 is inherent in the manufacture of quicklime (calcination of limestone) and some other products, such as cement. The Company and other lime manufacturers, through the National Lime Association, the leading industry trade association, committed to the Department of Energy (“DOE”) and EPA to reduce the production of greenhouse gases, such as CO2. The commitment focuses on achieving energy-related reductions in emissions intensity, as it was understood that the lime industry cannot reduce emissions from the calcination of limestone, which process removes CO2 from limestone (Ca CO3) to manufacture quicklime (CaO). Although the DOE’s and EPA’s current efforts to decrease greenhouse gas emissions are voluntary, there is no assurance that a change in the law will not be adopted that would have a material adverse effect on the Company’s financial condition, results of operations, cash flows or competitive position.
     In part in response to requirements of environmental regulatory agencies, the Company incurred capital expenditures related to environmental compliance of approximately $390,000 in 2005 and $410,000 in 2004. The Company’s recurring costs associated with managing and disposing of potentially hazardous substances (such as fuels and lubricants used in operations) and maintaining pollution control equipment amounted to approximately $455,000 in 2005 and $590,000 in 2004. The Company has not been named as a potentially responsible party in any federal superfund cleanup site or state-lead cleanup site.

     We recognize legal reclamation and remediation obligations associated with the retirement of long-lived assets at their fair value at the time that the obligations are incurred (“Asset Retirement Obligations” or “AROs”). Over time, the liability for AROs is recorded at its present value each period through accretion expense, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, we either settle the ARO for its recorded amount or recognize a gain or loss. We estimate our AROs based on studies, our process knowledge and estimates, and discount them using an appropriate interest rate. The AROs are adjusted when further information warrants an adjustment. We believe that our accrual for AROs at December 31, 2005 is reasonable.
ITEM 1A. RISK FACTORS.
     During the last few years, we have borrowed additional money to pay for our modernization and expansion projects and the acquisitions of St. Clair and the Delta, Colorado facilities. Therefore we have increased our total indebtedness compared to prior years.
     As of December 31, 2005, our total consolidated bank debt was $55,000,000. Our indebtedness represented 48.6% of our total capitalization at December 31, 2005.
     As a result of our total indebtedness, a large portion of our cash flows from operations will be dedicated to the payment of principal and interest on indebtedness. Our ability to service our debt and to comply with the financial and restrictive covenants contained in our new credit facilities is subject to financial, economic, competitive and other factors. Many of these factors are beyond our control. In particular, our ability to service our indebtedness will depend upon our ability to sustain current levels of revenues and cash flows from operations as a result of the modernization and expansion of the Texas and Arkansas plants and the successful integration of our newly acquired Oklahoma operations.
     During 2006, we will need to borrow additional money to complete the third kiln at our Arkansas facilities. Funds available under our $30,000,000 new revolving credit facility and funds generated from operations should allow us to meet current liquidity demands, including building the third kiln, which we estimate will cost approximately $26,000,000. However, should our cash flows from operations deteriorate, or we incur material additional costs or delays in the construction of the third kiln at Arkansas, we may have to obtain additional financing, and there is no assurance that we will be able to do so at favorable rates, given our current levels of indebtedness.
     In the normal course of our business operations, we face various business and financial risks that could have a material adverse effect on our financial position, results of operations, cash flows and competitive position. Not all risks are foreseeable or within our ability to control.
     These risks arise from factors including, but not limited to, fluctuating demand for lime and limestone products, our ability to produce and store quantities of lime and limestone products sufficient in amount and quality to meet customer demands, the success of our modernization and expansion strategies, including our ability to execute the strategies and complete projects on time and within budget, our ability to integrate, refurbish and/or improve acquired facilities, our access to capital, increasing costs, especially natural gas and other energy prices, inclement weather, and the effects of seasonal trends.
     We incur environmental compliance costs, including capital costs, maintenance and operating costs with respect to pollution control facilities, the cost of ongoing monitoring programs, the cost of reclamation and remediation efforts and other similar costs and liabilities relating to our compliance with Environmental Laws, and we expect these cost and liabilities to continue to increase.
     The rate of change of Environmental Laws has been rapid over the last decade, and compliance can require significant expenditures. We believe that our expenditure requirements for future environmental compliance will continue to increase as operational and reporting standards increase. Discovery of currently unknown conditions and unforeseen liabilities could require additional expenditures.
     We intend to comply with all Environmental Laws and believe that our accrual for environmental costs at December 31, 2005 is reasonable. Because many of the requirements are subjective and therefore not quantifiable or presently determinable, or may be affected by future legislation and rulemaking, it is not possible to accurately predict the aggregate future costs of compliance and their effect on our financial condition, results of operations, cash flows or competitive position.
     In order to maintain our competitive position, we need to continue to expand our operations and production capacity and to sell the resulting increased production.

     We may initiate various capital projects and acquisitions. These would most likely require that we incur additional debt. Notwithstanding current demand for lime and limestone products, we cannot guarantee that any such project or acquisition would be successful, that we will be able to sell any resulting increased production or that any such sales will be profitable.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS.
     Not Applicable
ITEM 2. PROPERTIES.
     Reference is made to Item 1 of this Report for a description of the properties of the Company, and such description is hereby incorporated by reference in answer to this Item 2. As discussed in Note 4 of Notes to Consolidated Financial Statements, the Company’s plant facilities and mineral reserves are subject to encumbrances to secure the Company’s loans.
ITEM 3. LEGAL PROCEEDINGS.
     Information regarding legal proceedings is set forth in Note 10 of Notes to Consolidated Financial Statements and is hereby incorporated by reference in answer to this Item 3.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     The Company did not submit any matters to a vote of security holders during the fourth quarter 2005.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
     The Company’s common stock is quoted on the Nasdaq National Market® under the symbol “USLM.” As of March 13, 2006, the Company had approximately 500 stockholders of record. The Company did not pay any dividends during 2005, and does not plan on paying dividends in 2006.
     As of March 13, 2006, the Company had 500,000 shares of $5.00 par value preferred stock authorized; however, none has been issued.
     The low and high sales prices for the Company’s common stock for the periods indicated were:

	2005		2004
	Market Price		Market Price
	Low	High	Low	High
First Quarter	$10.15	$19.49	$6.95	$10.97
Second Quarter	$11.91	$19.32	$7.50	$11.90
Third Quarter	$15.56	$35.97	$8.05	$11.83
Fourth Quarter	$23.00	$35.35	$8.61	$11.35

ITEM 6. SELECTED FINANCIAL DATA.

	Years Ended December 31,
	2005	2004	2003	2002	2001
	(dollars in thousands, except per share amounts)
Operating results
Revenues – 2004 through 2001 as restated (1)	$81,085	71,231	57,432	49,976	50,923
Gross profit	$19,366	17,020	13,062	9,508	10,465
Operating profit	$13,844	11,980	8,574	5,539	6,390
Income before taxes	$9,772	7,713	4,804	671	2,189
Net income	$7,948	6,329	3,860	636	1,773
Net income per share of common stock:
Basic	$1.34	1.08	0.67	0.11	0.32
Diluted	$1.31	1.07	0.67	0.11	0.32

	As of December 31,
	2005		2004	2003	2002	2001
Total assets	$123,024	(2)	100,339	99,500	84,519	89,409
Long-term debt, excluding current installments	$51,667		41,390	47,886	37,500	40,833
Stockholders’ equity per outstanding common share	$9.66		8.25	7.22	6.60	6.64
Cash dividends per common share	$—		—	0.05	0.10	0.10
Employees	292		211	201	198	200

(1)	Revenues for prior periods presented above have been restated to include external freight billed to customers with related costs included in costs of revenues resulting in no change in gross profit, operating profit or net income. Revenues for 2004, 2003, 2002 and 2001 have been increased for such external freight by $15,552, $12,176, $10,814 and $11,170, respectively. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Restatement of Revenues and Cost of Revenues,” and Note 2 of Notes to Consolidated Financial Statements.

(2)	Includes the assets of St. Clair acquired on December 28, 2005.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
FORWARD-LOOKING STATEMENTS.
     Any statements contained in this Report that are not statements of historical fact are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements in this Report, including without limitation statements relating to management’s plans, strategies, objectives, expectations, intentions and adequacy of resources, are identified by such words as “will,” “could,” “should,” “believe,” “expect,” “intend,” “plan,” “schedule,” “estimate,” “anticipate” and “project.” We undertake no obligation to publicly update or revise any forward-looking statements. We caution that forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from expectations, including without limitation the following: (i) our plans, strategies, objectives, expectations and intentions are subject to change at any time in our discretion; (ii) our plans and the results of our operations will be affected by our ability to manage our growth and integrate, refurbish and/or improve acquired facilities; (iii) our ability to meet short-term and long-term liquidity demands, including servicing our debt; (iv) inclement weather conditions; (v) increased fuel costs; (vi) unanticipated delays or additional cost overruns in completing construction projects; (vii) reduced demand for our products; and (viii) other risks and uncertainties set forth above or indicated from time to time in our filings with the Securities and Exchange Commission.
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
     Demand for our products in our market areas is also affected by general economic conditions, the pace of home construction and the demand for steel, as well as the level of governmental funding for highway construction. In recent years, the demand and prices for lime and limestone products have continued to improve, although demand by the steel industry declined beginning in mid-May 2005 and through the end of the year. Demand by the steel industry has improved in 2006.
     In August 2005, President Bush signed the Safe, Accountable, Flexible, and Equitable Transportation Equity Act (“SAFETEA”) which reauthorizes the federal highway, public transportation, highway safety, and motor carrier safety programs for fiscal years 2005 through 2009. SAFETEA provides nearly a 40% increase in funding over the Transportation Equity Act for the 21st Century. As a result, we believe there will be a continuing strong level of demand for lime and limestone products used in highway construction for the next several years.
     Our recent modernization and expansion projects in Texas and Arkansas, including the construction of a third kiln at Arkansas that should be completed in summer 2006, and our December 28, 2005 acquisition of St. Clair have positioned us to meet the increasing demand for high-quality lime and limestone products in our markets, with our lime out-put capacity more than doubling and our limestone production capacity increasing more than 50% since 1998. Our modernization and expansion projects have also equipped us with up-to-date, fuel-efficient plant facilities, which should result in lower production costs and greater operating efficiencies, thus enhancing our competitive position. In order for our plants to operate at peak efficiency, we must meet operational challenges that arise from time to time, including bringing new facilities on line and refurbishing and/or improving newly acquired facilities, such as St. Clair, as well as operating existing facilities efficiently.
     Our primary variable cost is energy. Natural gas prices remain high, and solid fuel and electric costs have also increased significantly. In addition, due to delivery problems, we sometimes have to purchase higher priced coal from sources other than our normal provider. We have been able to mitigate to some degree the adverse impact of these cost increases by varying the mixes of fuel used in our kilns, and by passing on some of our increased energy costs to our customers through higher prices and/or surcharges on certain products. We have not, to date, engaged in any significant hedging activity in an effort to control our energy costs. In the past, we have, however, entered into forward purchase contracts for natural gas for the winter months in order to provide greater predictability to this cost component, and we may do so again in the future.
     We financed our Texas and Arkansas modernization and expansion projects through a combination of a common stock rights offering to our shareholders, debt financing, including the issuance in August 2003 of $14,000,000 of unsecured subordinate notes, which have been fully repaid, and cash flows from operations. We financed our $14,000,000 acquisition cost for the St. Clair acquisition primarily from a new long-term loan. During 2006, we will need to borrow additional money to complete the third kiln at Arkansas, which we estimate will cost approximately $26,000,000. Given our increased level of debt, we must generate sufficient cash flows to cover ongoing capital and debt service needs. All of our long-term debt becomes due in 2015.
     As a result of our Texas and Arkansas modernization and expansion projects, our yearly depreciation, depletion and amortization expense included in cost of revenues increased from $2,788,000 in 1998 to $7,881,000 in 2005, while our gross profit increased from $7,061,000 to $19,366,000 over the same period. Our construction of the third kiln at Arkansas and the acquisitions of St. Clair and the Delta, Colorado facilities will further increase our depreciation expense. In addition, since 1998, our interest expense has increased from $26,000 to $4,173,000 in 2005 (excluding approximately $9,000 of interest capitalized in 2005), as the amount of our borrowings has increased. During 2004 and 2005, we refinanced our bank debt, reducing our interest rate to approximately 6.49% from approximately 9.25%, and prepaid the $14,000,000 of subordinated notes, which bore a 14% interest rate. However, we expect our interest expense in 2006 to be higher due to our increased debt levels.
     In order for us to continue to increase our profitability in the face of these increased fixed and variable costs, we must maintain our revenues and cash flows and continue to control our operational and selling, general and administrative expenses, including new corporate governance compliance costs resulting from the Sarbanes-Oxley Act of 2002 and associated regulatory requirements. We also continue to explore ways to expand our operations and production capacity through additional capital projects and acquisitions.
     As of May 2004, we entered into an oil and gas lease agreement with EOG Resources, Inc. (“EOG”) with respect to oil and gas rights on our Cleburne, Texas property, that will continue so long as EOG is continuously developing the leased property as set forth in the lease. Pursuant to the lease, we received lease bonus payments totaling $1,328,000, which are reflected in other income for 2004. In addition, we retained a 20% royalty interest in oil and gas produced from any successful wells drilled on the leased property and an option to participate in any well drilled on the leased property as a 20% working interest owner, provided we elect to participate prior to the commencement of each well.
     During the fourth quarter 2005, drilling of the first well under the Company’s oil and gas lease was completed, and gas production began in February 2006. In addition to our 20% royalty interest, we elected to participate as a 20% working interest owner in this well. No reserves or production specifics for the well will be known until sufficient production has been logged. We have also elected to participate as a 20% working interest owner in the next two wells the operator drilled in January and February 2006. Estimated drilling costs for our 20% working interest are approximately $450,000 per well.
     We believe the enhanced production capacity resulting from our modernization and expansion efforts at the Texas and Arkansas plants, including the third kiln at Arkansas, our recent acquisition of St. Clair in Oklahoma, and the operational strategies that we have implemented have allowed us to increase production, improve product quality, better serve existing customers, attract new customers and control our costs. There can be no assurance, however, that demand and prices for our lime and limestone products will remain strong, that our production will not be adversely affected by weather-related or other operational problems, that we can successfully integrate, refurbish and improve our newly acquired Oklahoma operations, that our results will not be adversely affected by continued increases in energy costs or new environmental requirements, or that our production capacity, revenues, net income and cash flows will continue to be strong.
RESTATEMENT OF REVENUES AND COST OF REVENUES.
     Revenues for 2004 and 2003 have been restated to include external freight billed to customers with related costs in costs of revenues, resulting in no change in gross profit, operating profit or net income. Revenues and cost of revenues for 2004 and 2003 have both been increased for such external freight by $15,552 and $12,176, respectively.
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
     Critical accounting policies are defined as those that are reflective of significant management judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. We believe the following critical accounting policies require the most significant management estimates and judgments used in the preparation of our consolidated financial statements.
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
     Revenue recognition. We recognize revenue in accordance with the terms of purchase orders, contracts or purchase agreements, which are generally upon shipment, and payment is considered probable. Revenues include external freight billed to customers with related costs included in cost of revenues.
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
     Deferred tax assets. We consider future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need, if any, for a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized. In the event that we determine that all or part of the net deferred tax assets would not be realizable in the future, an adjustment to deferred tax assets would be charged to income in the period such determination was made.
     Environmental costs. We record environmental accruals, based on studies and estimates, when it is probable that we have incurred a reasonably estimable liability. The accruals are adjusted when further information warrants an adjustment. Environmental expenditures that extend the life, increase the capacity or improve the safety or efficiency of Company-owned assets or are incurred to mitigate or prevent future possible environmental contamination are capitalized. Other environmental costs are expensed when incurred.
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
     Derivatives. We record the fair value of gas forward purchase contracts on our balance sheet, with the offsetting entry to other operating expense. Any subsequent mark-to-market adjustments result in an increase or decrease of other operating expense. We record the fair value of our interest rate hedge on our balance sheet and include any changes in fair value in other comprehensive income/loss.
     Warrant share put liability. Prior to its waiver in August 2005, we estimated the fair value of our warrant share put liability quarterly based on the per share average closing price of our common stock for the last 30 days of the quarter compared to the $3.84 per share exercise price. The difference between the fair value and the carrying value of the warrant share put liability was being accreted, and the effect on fair value of future changes in the repurchase price for each share was accreted or decreted, over the five-year period from the date of issuance to August 5, 2008, after which the warrant holders could have required us to repurchase any or all shares acquired through exercise of the warrants. Therefore, prior to the waiver, increases in our per share common stock prices resulted in an increased liability and increased interest expense from accretion.
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
RESULTS OF OPERATIONS.
     The following table sets forth certain financial information expressed as a percentage of revenues for the periods indicated:

	Year Ended December 31,
	2005	2004	2003
Revenues (1)	100.0%	100.0%	100.0%
Cost of revenues
Labor and other operating expenses (1)	(66.4)	(65.7)	(66.7)
Depreciation, depletion and amortization	(9.7)	(10.4)	(10.6)

Gross profit	23.9	23.9	22.7
Selling, general and administrative expenses	(6.9)	(7.1)	(7.8)

Operating profit	17.0	16.8	14.9
Other (expense) income:
Interest expense	(5.1)	(7.9)	(8.0)
Other, net	0.1	1.9	1.4
Income tax expense	(2.2)	(1.9)	(1.6)

Net income	9.8%	8.9%	6.7%

(1)	Revenues for 2004 and 2003 have been restated to include external freight billed to customers with related costs included in cost of revenues — labor and other operating expenses resulting in no change in gross profit, operating profit or net income.
2005 vs. 2004

     Revenues increased to $81,085,000 in 2005 from $71,231,000 in 2004, an increase of $9,854,000, or 13.8%. Revenues for 2004 have been restated to include external freight billed to customers, with a corresponding increase in costs of revenues. (See Note 2 of Notes to Consolidated Financial Statements.) The increase in revenues for 2005 compared to 2004 was primarily due to average price increases for our products of 9.0%, and increased sales volumes to our construction customers during the fourth quarter 2005 due in part to unseasonably dry weather in the South Central Region. In addition, higher than normal levels of rainfall in our Texas market area in the third quarter 2004 resulted in reduced construction demand for products from our Cleburne, Texas plant. These 2005 improvements were partially offset by reduced sales volumes in 2005 compared to 2004 to our steel customers and to our largest Colorado customer, a coal mine, which was shut down due to a methane fire for most of the fourth quarter 2005 and January 2006.
     Our gross profit increased to $19,366,000 for 2005 from $17,020,000 for 2004, an increase of $2,346,000, or 13.8%, while gross profit margin as a percentage of revenues was 23.9% for both years. Compared to 2004, gross profit increased in 2005 primarily due to the 9.0% average price increases for the Company’s products, partially offset by increased fuel, electric and transportation costs in 2005 compared to 2004 and a $458,000 increase in depreciation, primarily attributable to depreciation on the Shreveport facilities which began operations in December 2004 and a full year of depreciation on the second Arkansas kiln which came on line in late February 2004.
     Selling, general and administrative expenses (“SG&A”) increased to $5,522,000 in 2005 from $5,040,000 in 2004, an increase of $482,000, or 9.6%. As a percentage of sales, SG&A declined to 6.9% in 2005 from 7.1% in 2004. The increase in SG&A in 2005 was primarily attributable to increases in employee compensation and benefits, and increased audit and other professional fees.
     Interest expense in 2005 decreased to $4,173,000 from $5,630,000 in 2004, a decrease of $1,457,000, or 25.9%. Interest expense decreased in 2005 principally due to our August 2004 debt refinancing which resulted in reduced interest rates for all of 2005, as well as a $235,000 prepayment penalty and the expensing of $632,000 unamortized prepaid financing costs included in 2004 interest expense. Interest expense in 2005 was negatively impacted by a $280,000 prepayment penalty and the expensing of approximately $164,000 of unamortized prepaid financing costs and $92,000 of unaccreted debt discount, all of which resulted from the prepayment in August 2005 of the then-remaining $7,000,000 principal amount of our subordinated notes (the “Sub Notes”). The decrease in interest expense would have been greater except for the fact that $445,000 of interest expense was capitalized in 2004 as part of our Arkansas expansion project compared to only $9,000 of capitalized interest in 2005.
     Also, due to an increase of more than 95% in the per share average closing price of the Company’s common stock for the last 30 trading days ended August 30, 2005, compared to the last 30 trading days ended December 31, 2004, interest expense in 2005 included a $798,000 non-cash charge to interest expense for a mark-to-market adjustment on the Company’s warrant share put liability, compared to a $210,000 charge in 2004. Effective August 31, 2005, the holders of our warrants agreed to waive their warrant share put rights. The warrant share put liability was $1,337,000 as of August 31, 2005, which was eliminated by the waiver agreements. Pursuant to accounting requirements, we increased stockholders’ equity by the $1,337,000, which represented non-cash charges to interest expense previously expensed, including the $798,000 charged in 2005.
     Other, net was $101,000 in 2005, compared to $1,363,000 in 2004. In 2004, the receipt of oil and gas lease bonus payments totaling $1,328,000 ($1,090,000, or $0.18 per share diluted, net of income taxes) for the lease of our oil and gas rights on our Cleburne, Texas property was the primary other income.
     Income tax expense increased to $1,824,000 in 2005 from $1,384,000 in 2004, an increase of $440,000, or 31.8%, primarily due to the increase in income before taxes.
     Net income increased to $7,948,000 ($1.31 per share diluted) in 2005 from net income of $6,329,000 ($1.07 per share diluted) for 2004, an increase of $1,619,000, or 25.6%.
2004 vs. 2003
     Revenues increased to $71,231,000 in 2004 from $57,432,000 in 2003, an increase of $13,799,000, or 24.0%. Revenues for 2004 and 2003 have been restated to include external freight billed to customers, with a corresponding increase in cost of revenues. (See Note 2 of Notes to Consolidated Financial Statements.) For 2004, the increases in revenues primarily resulted from increased sales resulting from lime production from the new kiln at our Arkansas plant, which came on line in late February 2004. Prices for our products increased approximately 2.5%, on average, in 2004 compared to 2003. Revenues increased in 2004 in spite of higher than normal levels of rainfall in our Texas market area in the third quarter which resulted in reduced construction demand for products from our Cleburne, Texas plant.

     Due in part to continuing lime shortages principally in the eastern half of the United States, we sold substantially all of the increased lime production at Arkansas during 2004. These shortages were primarily due to increased consumption of lime for steel-related uses and the closing of three lime plants in the Midwest in 2003.
     Our gross profit increased to $17,020,000 for 2004 from $13,062,000 for 2003, an increase of $3,958,000, or 30.3%. Compared to 2003, gross profit and gross profit margins increased in 2004 primarily due to the increase in lime sales volume, partially offset by a $1,320,000 increase in depreciation primarily attributable to depreciation of the new Arkansas kiln. Gross profit margin as a percentage of revenues increased to 23.9% in 2004 compared to 22.7% in 2003, primarily due to the 24.0% increase in sales volume, reducing our per unit production costs by spreading our fixed costs over larger production volumes.
     SG&A increased to $5,040,000 in 2004 from $4,488,000 in 2003, an increase of $552,000, or 12.3%. As a percentage of sales, SG&A declined to 7.1% in 2004 from 7.8% in 2003. The increase in SG&A in 2004 was primarily attributable to increases in employee compensation and benefits, increased reserves for bad debts and increased audit and other professional fees.
     Interest expense in 2004 increased to $5,630,000 from $4,577,000 in 2003, an increase of $1,053,000, or 23.0%. The increase in interest expense in 2004 primarily resulted from the $235,000 prepayment penalty and the expensing of $632,000 unamortized prepaid financing costs, both of which resulted from our debt refinancing in August 2004, and the private placement of the $14,000,000 of Sub Notes in August 2003. In 2004, interest expense related to the Sub Notes, including non-cash interest costs and net of capitalized interest, was approximately $1,765,000 compared to approximately $582,000 in 2003. These were partially offset by the $7,500,000 of net repayments of our debt during 2004 and reduced interest rates resulting from the August 2004 debt refinancing. Approximately $445,000 of interest was capitalized in 2004 as part of the Arkansas Phase II expansion project, compared to approximately $308,000 capitalized in 2003.
     Other, net was $1,363,000 in 2004, compared to $807,000 in 2003. In 2004, the receipt of oil and gas lease bonus payments totaling $1,328,000 ($1,090,000, or $0.18 per share diluted, net of income taxes) for the lease of our oil and gas rights on our Cleburne, Texas property was the primary other income. Other, net in 2003 consisted of interest, other income and $769,000 for embezzlement-related recoveries net of embezzlement-related costs ($608,000, or $0.11 per share diluted, net of income taxes). (See Note 3 of Notes to Consolidated Financial Statements.)
     Income tax expense increased to $1,384,000 in 2004 from $944,000 in 2003, an increase of $440,000, or 46.6%, primarily due to the increase in income before taxes.
     Net income increased to $6,329,000 ($1.07 per share diluted) in 2004 from net income of $3,860,000 ($0.67 per share diluted) for 2003, an increase of $2,469,000, or 64.0%.
FINANCIAL CONDITION.
     Capital Requirements. We require capital primarily for seasonal working capital needs, normal recurring capital and re-equipping projects, expansion projects and acquisitions. Our capital needs are met principally from cash flows from operations, our $30,000,000 revolving credit facility and our long-term debt.
     Cash Flows From Operations. Net cash provided by operating activities was $17,158,000 in 2005, compared to $15,110,000 in 2004, an increase of $2,048,000, or 13.6%. In 2005, our cash provided by operating activities was principally comprised of our $7,948,000 net income and $8,202,000 of depreciation, depletion and amortization (“DD&A”). The improvement in 2005 compared to 2004 was primarily the result of the $1,619,000 increase in net income. Our cash provided by operating activities is composed of net income, DD&A, other non-cash items included in net income and changes in working capital. Other than DD&A, the primary non-cash expense in 2005 was non-cash interest expenses of $1,153,000, including $798,000 for accretion of repurchase liability – warrant shares. In 2004, non-cash interest expenses totaled $1,482,000, primarily for amortization of financing costs, including $632,000 expensed as a result of our August 2004 debt refinancing. In addition, non-cash expenses in 2004 included deferred income tax expense of $1,832,000 that resulted primarily from bonus depreciation for tax purposes on the second kiln at Arkansas and other capital additions during 2004. The most significant increases in working capital items during 2005 were a $1,238,000 increase in inventories and a $1,040,000 increase in accounts payable and accrued expenses, both primarily resulting from our expanded operations. The largest changes in working capital items in 2004 were a $2,507,000 increase in trade receivables, primarily resulting from increased sales resulting from increased lime production from the second kiln at Arkansas which came on line in late February 2004, and a $1,549,000 increase in accounts payable and accrued expenses.
     Banking Facilities and Debt. On October 19, 2005, we entered into an amendment to our credit agreement (the “Amendment”) primarily to increase the loan commitments and extend the maturity dates. As a result of the Amendment, our credit agreement now includes a ten-year $40,000,000 term loan (the “New Term Loan”), a ten-year $20,000,000 multiple draw term loan (the “Draw Term Loan”) and a five-year $30,000,000 revolving credit facility (the “New Revolving Facility”) (collectively, the “New Credit Facilities”). The proceeds from the New Term Loan were used primarily to repay the outstanding balances on our term loan and revolving credit facility under our credit agreement prior to the Amendment. In December 2005, we drew down $15,000,000 on the Draw Term Loan to acquire U.S. Lime Company – St. Clair (described below). We have not yet made any draws on the New Revolving Facility.
     The New Term Loan requires quarterly principal payments of $833,333 beginning March 31, 2006, which equates to a 12-year amortization, with a final principal payment of $7,500,000 due on December 31, 2015. The Draw Term Loan will require quarterly principal payments, based on a 12-year amortization, of the principal outstanding thereon on January 1, 2007, beginning March 31, 2007, with a final principal payment on December 31, 2015 equal to any remaining principal then-outstanding. The New Revolving Facility is scheduled to mature on October 20, 2010. The maturity of the New Term Loan, the Draw Term Loan and the New Revolving Facility can be accelerated if any event of default, as defined under the New Credit Facilities, occurs.
     The New Credit Facilities continue to bear interest, at our option, at either LIBOR plus a margin of 1.25% to 2.50%, or the Bank’s Prime Rate plus a margin of minus 0.50% to plus 0.50%. The margins are determined quarterly in accordance with a defined rate spread based upon the ratio of our average total funded senior indebtedness for the preceding four quarters to EBITDA for the twelve months ended on the last day of the most recent calendar quarter. There were no material changes to the covenants and restrictions contained in our credit agreement as a result of the Amendment.
     In conjunction with the Amendment, we terminated our existing hedge and rolled its value into a new hedge (the “New Term Loan Hedge”) to buy down the fixed interest rate. The New Term Loan Hedge fixes LIBOR at 4.695% on the $40,000,000 New Term Loan for the period December 30, 2005 through its maturity date, resulting in an interest rate of 6.44% based on the current LIBOR margin of 1.75%. Effective December 30, 2005, we also entered into a hedge that fixes LIBOR at 4.875% on the $15,000,000 balance outstanding on the Draw Term Loan through its maturity date, resulting in an interest rate of 6.625% based on the LIBOR margin of 1.75%. We designated both hedges as cash flow hedges, and as such, changes in the fair market value will be included in other comprehensive income or loss. We will be exposed to credit losses in the event of non-performance by the counterparty of the hedges.
     On August 25, 2004, we entered into a credit agreement with a bank (the “Lender”) that, prior to the amendment, included a five-year $30,000,000 term loan (the “Term Loan”), and a three-year $30,000,000 revolving credit facility (the “Revolving Credit Facility”) (collectively, the “Credit Facilities”). At the closing of the Credit Facilities, we borrowed $37,780,000 (the entire Term Loan, and $7,780,000 on the Revolving Credit Facility) to repay the outstanding balances, including a prepayment penalty and accrued interest, on our previous bank term loan and revolving credit facility. Pursuant to a security agreement, also dated August 25, 2004 (the “Security Agreement”), the Credit Facilities were, and the New Credit Facilities are, secured by our existing and hereafter acquired tangible assets, intangible assets and real property. We paid the Lender an origination fee equal to 0.25% of the total amount committed under the Credit Facilities.
     The Term Loan required a principal payment of $200,000 on September 30, 2004 and quarterly principal payments of $625,000 thereafter, which equated to a 12-year amortization, with a final principal payment of $17,925,000 due on August 25, 2009.
     The Credit Facilities bore interest at rates determined under the same provisions as described above for the New Credit Facilities. The margins were 1.75% for LIBOR and 0.0% for Prime Rate loans during 2004. From August 25 to December 31, 2004, the weighted average interest rate on our borrowings under the Credit Facilities was approximately 5.00%. In conjunction with the Credit Facilities, we entered into a hedge to fix the LIBOR rate for the Term Loan at 3.87% on $25,000,000 for the period September 1, 2004 through the maturity date, and on the remaining principal balance of approximately $4,700,000 for the period December 31, 2004 through the maturity date, resulting in an interest rate of 5.62% for the Term Loan based on the then-existing margin of 1.75%. The hedges were designated as cash flow hedges, and as such, changes in the fair market value were included in other comprehensive income or loss. The fair market value of the hedges at December 31, 2004 was a liability of $57,461, which was included in other liabilities on the December 31, 2004 Consolidated Balance Sheet.
     The New Credit Facilities and Security Agreement contain, as did the Credit Facilities, covenants that restrict the incurrence of debt, guaranties and liens, and place restrictions on investments and the sale of significant assets. We are also required to meet a minimum debt service coverage ratio and not exceed specified leverage ratios. The New Credit Facilities provide that we may pay annual dividends, not to exceed $1,500,000, so long as after such payment, we remain solvent and the payment does not cause or result in any default or event of default as defined under the New Credit Facilities.
     As a result of entering into the Credit Facilities and borrowings thereunder on August 25, 2004, we repaid all of the $35,556,000 then-outstanding debt under our previous $50,000,000 Senior Secured Term Loan (the “Old Term Loan”) and terminated the associated credit agreement that had been entered into on April 22, 1999 with a consortium of commercial banks. The Old Term Loan was repayable over a period of approximately eight years, maturing on March 30, 2007, and required monthly principal payments of $278,000, which began April 30, 2000, with a final principal payment of $26,944,000 on March 30, 2007, which equated to a 15-year amortization. The interest rate on the first $30,000,000 borrowed under the Old Term Loan was 8.875% and the blended rate for the additional $20,000,000 was 9.84%.
     Upon the prepayment of the Old Term Loan, we were required to pay a prepayment penalty of approximately $235,000, which was included in interest expense in the third quarter 2004. Also, approximately $632,000 of unamortized financing costs relating to the Old Term Loan was included in interest expense in the third quarter 2004.
     On August 25, 2004, we also terminated our previous $6,000,000 revolving credit facility and repaid the $1,750,000 then-outstanding principal balance. In addition, the Company had a $2,000,000 equipment line of credit (available for financing or leasing large mobile equipment used in its operations) from the bank that had issued the revolving credit facility, of which approximately $234,000 of operating lease obligations remained at December 31, 2005. The revolving credit facility was secured by our accounts receivable and inventories, provided for an interest rate of LIBOR plus 2.75% and matured on April 1, 2005.
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
     The private placement also included six-year detachable warrants, providing the Sub Note investors the right to purchase an aggregate of 162,000 shares of our common stock, at 110% of the average closing price of one share of common stock for the trailing 30 trading days prior to closing, or $3.84. The fair value of the warrants was recorded as a reduction of the carrying value of the Sub Notes and was accreted over the term of the Sub Notes, resulting in an effective annual interest rate of 14.44%. After August 5, 2008, or upon an earlier change in control, the investors could require us to repurchase any or all shares acquired through exercise of the warrants (the “Warrant Shares”). The repurchase price for each Warrant Share was equal to the average closing price of one share of our common stock for the 30 trading days preceding the date the Warrant Shares were put back to us. Changes in the repurchase price for each Warrant Share were accreted or decreted to interest expense over the five-year period from the date of issuance to August 5, 2008. The investors are also entitled to certain registration rights for the resale of their Warrant Shares.
     Effective August 31, 2005, the holders of the warrants agreed to waive their Warrant Share put rights. Our Warrant Share put liability was $1,337,000 as of August 31, 2005, which was eliminated by the waiver agreements. Pursuant to accounting requirements, we increased stockholders’ equity by the $1,337,000, which represented non-cash charges to interest expense previously expensed, including a $798,000 charge to interest expense in the first eight months 2005. As a result of this waiver, we no longer have any liability to repurchase any Warrant Shares and will have no further charges or credits to interest expense for fluctuations in the price of our common stock.

     In October 2005, R.S. Beall Capital Partners L.P. (the “Holder”) elected to exercise its warrant for 34,714 shares pursuant to the cashless exercise option. The market value on the exercise date was $32.541, resulting in the issuance of 30,617 shares of our common stock to the Holder. The remaining warrants were exercised for approximately $489,000 cash in February 2006 resulting in the issuance of 127,286 shares of our common stock.
     We made principal prepayments on the Sub Notes totaling $7,000,000 during 2004, including full prepayment of the Sub Note held by the affiliate of Inberdon. Pursuant to the terms of the Sub Notes, a $30,000 prepayment penalty was paid on $1,500,000 of the principal prepayments in 2004. In August 2005, we prepaid the then-remaining $7,000,000 principal amount of the Sub Notes and a $280,000 prepayment penalty.
     As of December 31, 2005, we had $55,000,000 in total principal amount of debt outstanding, compared to approximately $44,000,000 at December 31, 2004, an increase of approximately $11,000,000, or 25.0%, primarily due the acquisition of St. Clair.
     Capital Expenditures. We completed the modernization and expansion project at our Cleburne, Texas facility at the end of 1998. In addition, during the fourth quarter 2000, we commissioned a new line for the production of pulverized limestone (“PLS”) at our Cleburne facility and, in 2003, constructed an additional storage facility there. The lack of reliability of a single PLS production line had been a restraining factor on sales to several large customers requiring “around-the-clock” availability. These investments have allowed us to better serve existing customers and to pursue new business opportunities, resulting in new PLS customers.
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
     Phase II doubled the Arkansas plant’s quicklime production capacity through the installation of a second preheater rotary kiln and additional kiln-run storage capacity substantially identical to the kiln system built in Phase I. Construction of the second kiln system commenced in the third quarter 2003 and was completed with lime production from the new kiln beginning in late February 2004. Phase II also included refurbishing the distribution terminal in Shreveport, Louisiana, which is connected to a railroad, to provide lime storage, hydrating and distribution capacity to service markets in Louisiana and East Texas. This terminal began operations in December 2004.
     As of October 18, 2005, we entered into the initial contract for the construction of a third kiln at the Company’s Arkansas facilities. The third kiln will be similar to the existing two kilns and will increase quicklime production capacity at the Arkansas facilities by approximately 50%. The project, which will also include certain crushing and stone handling enhancements, and additional finished goods silos and load outs, is currently expected to be completed in summer 2006 and cost approximately $26,000,000, which will be funded from draws on the Draw Term Loan and/or the New Revolving Facility and funds generated from operations. As of December 31, 2005, we had contractual commitments of approximately $15,000,000 for the third kiln at Arkansas.
     We invested $10,962,000 in capital expenditures in 2005, compared to $13,608,000 in 2004. Capital expenditures in 2005 included approximately $2,268,000 related to the refurbishing of the Shreveport, Louisiana terminal and the installation of a new kiln baghouse at our Cleburne, Texas plant, of which $1,367,000 was accrued at December 31, 2004 and paid in 2005, approximately $2,420,000 for the acquisition of land near our Arkansas facilities for possible future expansion, and $938,000 related to the construction of the third kiln at Arkansas. In September 2005, we spent approximately $2,821,000 for the acquisition, in an asset purchase, of a new limestone grinding and bagging facility located in Delta, Colorado to process mine safety dust used in coal mining operations. Approximately $7,700,000 of our 2004 capital expenditures related to the Arkansas Phase II expansion project in 2004. In 2004, capital expenditures also included approximately $1,800,000 for the installation of a new kiln baghouse at our Texas plant.
     On December 28, 2005, we acquired all of the issued and outstanding capital stock of O-N Minerals (St. Clair) Company, renamed U.S. Lime Company – St. Clair, from a wholly-owned subsidiary of Oglebay Norton Company (OTC Bulletin Board: OGBY) for $14,000,000 in cash, plus transaction costs. The purchase price is subject to a working capital adjustment which is expected to be approximately $820,000. As of December 31, 2005, including transaction costs, we had paid $14,159,000 and had accrued approximately $212,000. We funded the St. Clair purchase with an advance from our Draw Term Loan.
     We expect to spend approximately $5,000,000 per year over the next several years for normal recurring capital, environmental compliance and re-equipping projects at the plant facilities to maintain or improve efficiency, ensure compliance with Environmental Laws and reduce costs.

     Contractual Obligations. The following table sets forth our contractual obligations as of December 31, 2005:

	Payments Due by Period (dollars in thousands)
					More than
Contractual Obligations	Total	1 Year	2-3 Years	4-5 Years	5 Years
Long-Term Debt, including current installments	$55,000	3,333	9,167	9,167	33,333
Operating Leases(1)	$2,425	897	1,079	448	—
Purchase Obligations(2)	$19,000	19,000	—	—	—
Other Liabilities (3)	$1,271	297	368	144	462

Total	$77,696	23,527	10,614	9,759	33,795

(1)	Includes approximately $2,362 for operating leases for mobile equipment, railcars and corporate office lease.

(2)	Approximate amount of open equipment and construction orders for the construction of a third kiln at our Arkansas plant. Approximately $176 of these obligations are recorded on the Consolidated Balance Sheet at December 31, 2005 in current liabilities.

(3)	Does not include $427 unfunded projected benefit obligation for a defined benefit pension plan. Future required contributions, if any, are subject to actuarial assumptions and future earnings on plan assets. (See Note 8 of Notes to Consolidated Financial Statements.)
     Liquidity. At December 31, 2005, we had made no draws on our $30,000,000 New Revolving Credit Facility. We believe that cash on hand, funds generated from operations and amounts available under the New Revolving Credit Facility will be sufficient to meet our operating needs, ongoing capital needs and debt service for 2006. Additionally, with our increase in cash flows from operations following the completion of our modernization and expansion projects, including the third kiln at Arkansas, and the acquisition of St. Clair, and funds available from our $30,000,000 New Revolving Credit Facility, we believe we will have sufficient capital resources to meet our liquidity needs for the near future.
     Off-Balance Sheet Arrangements. We do not utilize off-balance sheet financing arrangements; however we lease some of our equipment used in our operations under non-cancelable operating lease agreements. As of December 31, 2005, the total future lease payments under various operating leases totaled $2,425 and are due in payments through 2010 as summarized in the table above.
NEW ACCOUNTING PRONOUNCEMENTS.
     Stock Options. On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payments” (“SFAS 123(R)”) which is a revision of SFAS 123. SFAS 123(R) supersedes Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” and amends SFAS No. 95, “Statement of Cash Flows”. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123, “Accounting for Stock-based Compensation (“SFAS 123”). However, SFAS 123(R) will require all share-based payments to employees, including grants of employee stock options, to be recognized in the our Consolidated Statements of Income based on their fair values. Pro forma disclosure will no longer be an alternative.
     SFAS 123(R) must be adopted no later than the annual period beginning after June 15, 2005 and permits public companies to adopt its requirements using one of two methods:
     (1) A “modified prospective” method, in which compensation cost is recognized beginning with the effective date based on the requirements of SFAS 123(R) for all share-based payments granted after the adoption date and based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the adoption date.
     (2) A “modified retrospective” method, which includes the requirements of the modified prospective method described above but also permits entities to restate either all prior periods presented or prior interim periods of the year of adoption based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures.
     We adopted the provisions of SFAS 123(R) on January 1, 2006 using the modified prospective method.
     As permitted by SFAS 123 and noted above, we accounted for share-based payments to employees using the intrinsic value method prescribed by APB 25 and related interpretations. As such, we generally have not recognized compensation expenses associated with employee stock options through December 31, 2005. Accordingly, the adoption of SFAS 123(R)’s fair value method could have an adverse impact on our future results of operations, although it will have no material impact on our overall financial condition. Had we adopted SFAS 123(R) in prior periods, the impact would have approximated the impact of SFAS 123 as described in the pro forma net income and earnings per share disclosures in Note 1(n) of Notes to Consolidated Financial Statements. We estimate that the adoption of SFAS 123(R), based on the outstanding unvested stock options at December 31, 2005, will result in an additional compensation expense in 2006 of $162,000, net of income tax benefit.
     Stripping Costs in the Mining Industry. The FASB Emerging Issues Task Force (“EITF”) reached a consensus that stripping costs incurred after a mine begins production are costs of production and therefore should be accounted for as a component of inventory costs (EITF Issue No. 04-6). We currently capitalize certain stripping costs as deferred stripping costs, attribute them to the reserves that have been exposed and amortize them into cost of revenues using the units-of-production method. As of December 31, 2005 and 2004, we had $740,000 and $435,000, respectively, of capitalized deferred stripping costs. The EITF stated that the new required accounting for stripping costs would be effective for years beginning after December 15, 2005. As a result of adopting this accounting change, we will expense the $740,000 capitalized deferred stripping costs in the first quarter 2006.
     Inventory Costs. In December 2004, the FASB issued SFAS No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4.” This amendment requires abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) to be recognized as current-period charges. This standard also requires that the allocation of fixed production overhead to the cost of conversion be based on the normal capacity of the production facilities. This standard is effective for fiscal years beginning after June 15, 2005. We do not believe that compliance with this new pronouncement will have a material effect on our financial condition, results of operations, cash flows or competitive position.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
COMMODITY PRICE RISK.
     We are exposed to commodity price risk related to the price volatility of natural gas utilized at our plants. From time to time, we enter into forward purchase contracts for the delivery of a portion of our natural gas requirements. At December 31, 2005, we had committed to purchase 35,000 MMBTU for January 2006 at a price of $9.49 per MMBTU. As of December 31, 2005, the market price for deliveries for January 2006 was approximately $11.225 per MMBTU. We recorded a mark-to-market adjustment resulting in a decrease of approximately $61,000 in labor and other operating expenses at December 31, 2005. (See Note 1(o) of Notes to Consolidated Financial Statements.)
INTEREST RATE RISK.
     We are exposed to changes in interest rates, primarily as a result of floating interest rates on our New Term Loan, Draw Term Loan and New Revolving Credit Facility. At December 31, 2005, we had $55,000,000 of indebtedness outstanding under floating rate debt. We have entered into interest rate swap agreements to swap floating rates for fixed rates at 4.695% and 4.875%, plus the applicable LIBOR margin, through maturity on the New Term Loan balance of $40,000,000, and the Draw Term Loan balance of $15,000,000, respectively. Any borrowings under the New Revolving Credit Facility would be subject to interest rate risk. (See Note 4 of Notes to Consolidated Financial Statements.)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
United States Lime & Minerals, Inc.
We have audited the consolidated balance sheet of United States Lime & Minerals, Inc. and subsidiaries as of December 31, 2005, and the related consolidated statements of income, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United States Lime & Minerals, Inc. and subsidiaries as of December 31, 2005, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.
/s/ GRANT THORNTON LLP
Dallas, Texas
March 8, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
United States Lime & Minerals, Inc.
We have audited the consolidated balance sheet of United States Lime & Minerals, Inc. and subsidiaries as of December 31, 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United States Lime & Minerals, Inc. and subsidiaries as of December 31, 2004, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 2 to the consolidated financial statements, revenues and cost of revenues for 2004 and 2003 have been restated to correct an error in accounting for external freight billed to customers.
ERNST & YOUNG LLP
Dallas, Texas
March 17, 2005,
except for Note 2, as to which the date is
March 8, 2006

United States Lime & Minerals, Inc.
Consolidated Balance Sheets
(dollars in thousands, except share data)

	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$1,312	227
Trade receivables, net	11,360	9,466
Inventories	7,705	5,113
Prepaid expenses and other assets	1,617	996

Total current assets	21,994	15,802

Property, plant and equipment:
Mineral reserves and land	10,367	4,071
Buildings and building improvements	2,527	1,724
Machinery and equipment	144,994	130,565
Furniture and fixtures	1,192	1,100
Automotive equipment	881	662

	159,961	138,122
Less accumulated depreciation	(60,660)	(54,581)

Property, plant and equipment, net	99,301	83,541

Deferred tax assets, net	290	108
Other assets, net	1,439	888

Total assets	$123,024	100,339

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of debt	$3,333	2,500
Accounts payable	4,522	4,176
Accrued expenses	3,600	2,993

Total current liabilities	11,455	9,669

Debt, excluding current installments	51,667	41,390
Other liabilities	1,681	1,057

Total liabilities	64,803	52,116

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $5.00 par value; authorized 500,000 shares; none issued or outstanding	—	—
Common stock, $0.10 par value; authorized 15,000,000 shares; 6,013,784 and 5,845,338 shares issued and outstanding at December 31, 2005 and 2004, respectively	601	584
Additional paid-in capital	12,401	10,516
Accumulated other comprehensive loss	(215)	(363)
Retained earnings	45,434	37,486

Total stockholders’ equity	58,221	48,223

Total liabilities and stockholders’ equity	$123,024	100,339

See accompanying notes to consolidated financial statements.

United States Lime & Minerals, Inc.
Consolidated Statements of Income
(dollars in thousands, except per share amounts)

	Years Ended December 31,
	2005	2004	2003
		As Restated	As Restated
Revenues	$81,085	71,231	57,432
Cost of revenues:
Labor and other operating expenses	53,838	46,788	38,267
Depreciation, depletion and amortization	7,881	7,423	6,103

	61,719	54,211	44,370

Gross profit	19,366	17,020	13,062

Selling, general and administrative expenses	5,522	5,040	4,488

Operating profit	13,844	11,980	8,574

Other (income) expense:
Interest expense	4,173	5,630	4,577
Other, net	(101)	(1,363)	(807)

	4,072	4,267	3,770

Income before income taxes	9,772	7,713	4,804

Income tax expense	1,824	1,384	944

Net income	$7,948	6,329	3,860

Net income per share of common stock:

Basic	$1.34	1.08	0.67

Diluted	$1.31	1.07	0.67

See accompanying notes to consolidated financial statements.

United States Lime & Minerals, Inc.
Consolidated Statements of Stockholders’ Equity
(dollars in thousands)
Years Ended December 31, 2005, 2004 and 2003

				Accumulated
	Common Stock		Additional	Other
	Shares		Paid-In	Comprehensive	Retained
	Outstanding	Amount	Capital	Income (Loss)	Earnings	Total
Balances at December 31, 2002	5,799,845	$580	10,392	(254)	27,588	38,306
Stock options exercised	15,751	2	66	—	—	68
Common stock dividends	—	—	—	—	(291)	(291)
Net income	—	—	—	—	3,860	3,860
Minimum pension liability adjustment, net of $11 tax expense	—	—	—	17	—	17

Comprehensive income						3,877

Balances at December 31, 2003	5,815,596	$582	10,458	(237)	31,157	41,960
Stock options exercised	29,742	2	58	—	—	60
Net income	—	—	—	—	6,329	6,329
Minimum pension liability adjustment, net of $43 tax benefit	—	—	—	(69)	—	(69)
Mark to market of interest rate hedge	—	—	—	(57)	—	(57)

Comprehensive income						6,203

Balances at December 31, 2004	5,845,338	$584	10,516	(363)	37,486	48,223
Stock options exercised including $125 tax benefit	137,829	14	551	—	—	565
Warrants exercised	30,617	3	(3)	—	—	—
Extinguishment of warrant shares repurchase obligation	—	—	1,337	—	—	1,337
Net income	—	—	—	—	7,948	7,948
Minimum pension liability adjustment, net of $54 tax benefit	—	—	—	(89)	—	(89)
Mark to market of interest rate hedge		—	—	237	—	237

Comprehensive income						8,096

Balances at December 31, 2005	6,013,784	$601	12,401	(215)	45,434	58,221

See accompanying notes to consolidated financial statements.

United States Lime & Minerals, Inc.
Consolidated Statements of Cash Flows
(dollars in thousands)

	Years Ended December 31,
	2005	2004	2003
OPERATING ACTIVITIES:
Net income	$7,948	6,329	3,860
Adjustments to reconcile net income to net cash provided by operations:
Depreciation, depletion and amortization	8,202	7,697	6,390
Amortization of financing costs	245	1,101	317
Accretion of debt discount	110	171	25
Accretion of repurchase liability – warrant shares	798	210	22
Deferred income taxes	(182)	1,832	449
Loss on sale of assets	61	148	48
Changes in operating assets and liabilities, net of acquisition of businesses:
Trade receivables	(43)	(2,507)	(1,757)
Inventories	(1,238)	(377)	173
Prepaid expenses	254	(275)	(459)
Other assets	(559)	(49)	(109)
Accounts payable and accrued expenses	915	1,549	718
Tax benefit related to exercise of stock options	125	—	—
Other liabilities	522	(719)	(156)

Total adjustments	9,210	8,781	5,661

Net cash provided by operations	$17,158	15,110	9,521
INVESTING ACTIVITIES:
Purchase of property, plant and equipment	$(11,010)	(13,608)	(12,014)
Acquisitions of businesses	(16,932)	—	—
Proceeds from sale of property, plant and equipment	429	60	11

Net cash used in investing activities	$(27,513)	(13,548)	(12,003)
FINANCING ACTIVITIES:
Payment of common stock dividends	$—	—	(291)
(Repayments of) proceeds from revolving credit facilities, net	(7,825)	7,825	(1,263)
Proceeds from term loans, net of $270 issuance costs in 2004	27,700	29,730	—
Proceeds from subordinate debt, net of $550 issuance costs	—	—	13,450
Repayments of term loans	(1,875)	(38,325)	(3,333)
Repayment of subordinated debt	(7,000)	(7,000)	—
Proceeds from exercise of stock options	440	60	68

Net cash provided by (used in) financing activities	$11,440	(7,710)	8,631

Net increase (decrease) in cash and cash equivalents	$1,085	(6,148)	6,149
Cash and cash equivalents at beginning of year	227	6,375	226

Cash and cash equivalents at end of year	$1,312	227	6,375

See accompanying notes to consolidated financial statements.

United States Lime & Minerals, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share amounts)
Years Ended December 31, 2005, 2004 and 2003
(1)	Summary of Significant Accounting Policies
(a)	Organization

United States Lime & Minerals, Inc. (the “Company”) is a manufacturer of lime and limestone products, supplying primarily the construction, steel, municipal sanitation and water treatment, paper and agriculture industries. The Company is headquartered in Dallas, Texas and operates lime and limestone plants and distribution facilities in Arkansas, Colorado, Louisiana, Oklahoma and Texas through its wholly owned subsidiaries, Arkansas Lime Company, Colorado Lime Company, Texas Lime Company, U.S. Lime Company – Houston, U.S. Lime Company – Shreveport and U.S. Lime Company – St. Clair.

(b)	Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany balances and transactions have been eliminated.

(c)	Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates and judgments.

(d)	Statements of Cash Flows

For purposes of reporting cash flows, the Company considers all certificates of deposit and highly-liquid debt instruments, such as U.S. Treasury bills and notes, with maturities, at the time of purchase, of three months or less to be cash equivalents. Cash equivalents are carried at cost plus accrued interest, which approximates fair market value.

Supplemental cash flow information is presented below:

	Year Ended December 31,
	2005	2004	2003
Cash paid during the year for:
Interest	$3,020	4,593	4,507

Income taxes	$852	165	218

(e)	Revenue Recognition

The Company recognizes revenue in accordance with the terms of its purchase orders, contracts or purchase agreements, which are generally upon shipment, and when payment is considered probable. Revenues include external freight billed to customers with related costs in cost of revenues. (See Note 2.) The Company’s returns and allowances are minimal. External freight billed to customers included in revenues was $16,902, $15,552 and $12,176 for 2005, 2004 and 2003, respectively, which approximates the amount of external freight billed to customers included in cost of revenues.

(f)	Fair Values of Financial Instruments

The carrying values of cash and cash equivalents, trade receivables, other current assets, accounts payable and accrued expenses approximate fair value due to the short maturity of these instruments. See Note 4 for discussion of debt fair values. The Company’s gas forward purchase contracts and interest rate hedges are carried at market value at December 31, 2005 and 2004. See Notes 1(o) and 4.

The holders of the Company’s subordinated debt could require the Company to repurchase any or all of the 162,000 shares that may be purchased upon exercise of the Company’s outstanding warrants at an exercise price of $3.84 per share. Effective August 31, 2005, the holders of the warrants agreed to waive this right. The repurchase price for each share was equal to the average closing price of one share of the Company’s common stock for the 30 trading days preceding the date the shares were put back to the Company. At August 31, 2005, the fair value of the warrant share put obligation was estimated to be $2,779, prior to the waiver based on the $20.994 per share average closing price for the last 30 trading days ending August 30, 2005. The fair value of the warrant share put liability was estimated to be $1,126 at December 31, 2004 based on the $10.792 per share average closing price for the last 30 trading days of 2004. The difference between the fair value and the carrying value of the warrant share put liability was being accreted, and the effect on fair value of future changes in the repurchase price for each share was accreted or decreted, over the five-year period from the date of issuance to August 5, 2008, resulting in an increase or decrease in interest expense.

(g)	Concentration of Credit Risk and Trade Receivables

Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash and cash equivalents, trade receivables and derivative financial instruments. The Company places its cash and cash equivalents with high credit quality financial institutions and its derivative financial instruments with financial institutions and other firms that management believes have high credit ratings. For a discussion of the credit risks associated with the Company’s derivative financial instruments, see Derivative Instruments and Hedging Activities in Note 1(o) and Banking Facilities and Other Debt in Note 4.

The majority of the Company’s trade receivables are unsecured. Payment terms for all trade receivables are based on the underlying purchase orders, contracts or purchase agreements. Credit losses relating to trade receivables consistently have been within management expectations. Trade receivables are presented net of the related allowance for doubtful accounts, which totaled $312 and $310 at December 31, 2005 and 2004, respectively.

(h)	Inventories

Inventories are valued principally at the lower of cost, determined using the average cost method, or market. Costs for finished goods include materials, labor, and production overhead.

A summary of inventories is as follows:

	December 31,
	2005	2004
Lime and limestone inventories:
Raw materials	$3,177	1,913
Finished goods	1,331	756

	4,508	2,669
Service parts inventories	3,197	2,444

	$7,705	5,113

In December 2004, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 requires abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) to be recognized as current-period charges. SFAS 151 also requires that the allocation of fixed production overhead to the cost of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005. The Company does not believe that compliance with this new pronouncement will have a material effect on its financial condition, results of operations, cash flows or competitive position.

(i)	Property, Plant and Equipment

For major constructed assets, the capitalized cost includes the cash price paid by the Company for labor and materials plus interest and internal and external project management costs that are directly related to the constructed assets. Total interest costs of $9, $445 and $308 were capitalized for the years ended December 31, 2005, 2004 and 2003, respectively. Depreciation of property, plant and equipment is being provided for by the straight-line method over estimated useful lives as follows:

Buildings and building improvements	3 - 20 years
Machinery and equipment	3 - 20 years
Furniture and fixtures	3 - 10 years
Automotive equipment	3 - 8 years
Maintenance and repairs are charged to expense as incurred; renewals and betterments are capitalized. When units of property are retired or otherwise disposed of, their cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is credited or charged to income.

The Company reviews its long-lived assets for impairment in accordance with the guidelines of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 requires that, when events or circumstances indicate that the carrying amount of an asset may not be recoverable, the Company should determine if impairment of value exists. If the estimated undiscounted future net cash flows are less than the carrying amount of the asset, an impairment exists and an impairment loss must be calculated and recorded. If an impairment exists, the impairment loss is calculated based on the excess of the carrying amount of the asset over the asset’s fair value. Any impairment loss is treated as a permanent reduction in the carrying value of the asset. Through December 31, 2005, no events or circumstances have arisen which would require the Company to record a provision for impairment of its long-lived assets.

(j)	Asset Retirement Obligations

In accordance with the guidelines of Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations,” the Company recognizes legal obligations for reclamation and remediation associated with the retirement of long-lived assets at their fair value at the time that the obligations are incurred (“AROs”). Over time, the liability for AROs is recorded at its present value each period through accretion expense, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, the Company either settles the AROs for the recorded amount or recognizes a gain or loss. As of December 31, 2005 and 2004, the Company’s AROs included in other liabilities were $1,079 and $500, respectively. An ARO of $618 was recorded upon the acquisition of St. Clair (see Note 11), with no related asset. The remaining related asset associated with the Company’s AROs has been fully depreciated. During 2005, the Company spent $39 on its AROs.

The AROs were estimated based on studies, the Company’s process knowledge and estimates, and are discounted using an appropriate interest rate. The AROs are adjusted when further information warrants an adjustment. The Company estimates annual expenditures of approximately $280 in 2006 and 2007 and $50 in years 2008 through 2010 relating to its AROs.

(k)	Other Assets

Other assets consist of the following:

	December 31,
	2005	2004
Deferred stripping costs	$740	435
Intangible assets	301	—
Deferred financing costs	218	448
Interest rate hedges	180	—
Other	—	5

	$1,439	888

Through December 31, 2005, the Company capitalized certain stripping costs as deferred stripping costs, all of which related to Arkansas Lime Company, which were attributed to reserves that had been exposed and amortized using the units-of-production method. Deferred financing costs are expensed over the life of the debt.

The FASB Emerging Issues Task Force (“EITF”) reached a consensus that stripping costs incurred after a mine begins production are costs of production and therefore should be accounted for as a component of inventory costs (EITF Issue No. 04-6). The EITF stated that the new required accounting for stripping costs would be effective for years beginning after December 15, 2005, with early adoption permitted. As a result of adopting the new standard, the Company will expense $740 of previously capitalized deferred stripping costs in the first quarter 2006.

(l)	Environmental Expenditures

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

In part in response to requirements of environmental regulatory agencies, the Company incurred capital expenditures related to environmental matters of approximately $390 in 2005 and $410 in 2004.

(m)	Income Per Share of Common Stock

The following table sets forth the computation of basic and diluted income per common share:

	Year Ended December 31,
	2005	2004	2003
Numerator:

Net income for basic income per common share	$7,948	6,329	3,860

Warrant interest adjustment	—	21	22

Net income for diluted income per common share	$7,948	6,350	3,882

Denominator:
Denominator for basic net income per common share – weighted-average shares	5,926,984	5,834,039	5,801,917

Effect of dilutive securities:

Warrants	28,358	23,703	10,752

Employee stock options	128,726	75,276	12,438

Denominator for diluted net income per common share – adjusted weighted- average shares and assumed exercises	6,084,068	5,933,018	5,825,107

Basic net income per common share	$1.34	1.08	0.67

Diluted net income per common share	$1.31	1.07	0.67

(n)	Stock Options

The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), in accounting for its employee and director stock options. Under APB 25, if the exercise price of the employee’s or director’s stock option equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized. Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), requires companies that elect to apply the provisions of APB 25 to provide pro forma disclosures for employee stock-based compensation awards as if the fair-value-based method defined in SFAS 123 had been applied. See Note 9.

The following table illustrates the effect on net income and net income per share of common stock if the Company had applied the fair value recognition provisions of SFAS 123 instead of APB 25’s intrinsic value method to account for stock-based employee and director compensation:

	Year Ended December 31,
	2005	2004	2003
Net income as reported	$7,948	6,329	3,860

Pro forma stock-based employee and director compensation expense, net of income taxes, under the fair value method	$(466)	(170)	(61)

Pro forma net income	$7,482	6,159	3,799

Basic net income per common share, as reported	$1.34	1.08	0.67

Diluted net income per common share, as reported	$1.31	1.07	0.67

Pro forma basic net income per common share	$1.26	1.06	0.65

Pro forma diluted net income per common share	$1.23	1.04	0.65
The fair value for these options was estimated at the date of grant using the Black-Scholes option valuation model, with the following weighted average assumptions for the 2005, 2004 and 2003 grants: risk-free interest rates of 3.39% to 4.39% in 2005, 1.94% to 3.23% in 2004 and 2.00% in 2003; a dividend yield of 0%; and a volatility factor of .472 to .610 in 2005, .456 to .469 in 2004 and 0.310 in 2003. In addition, the fair value of these options was estimated based on an expected life of three years.

On December 16, 2004, the FASB issued Statement of Financial Accounting Standards 123(R) “Share-Based Payments” (“SFAS 123(R)”), which is a revision of SFAS 123. SFAS 123(R) supersedes APB 25 and amends Statement of Accounting Standards No. 95, “Statement of Cash Flows”. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) will require all share-based payments to employees and directors, including grants of stock options, to be recognized in the Company’s Consolidated Statements of Income based on their fair values. Pro forma disclosure will no longer be an alternative.

SFAS 123(R) must be adopted for fiscal years beginning after June 15, 2005 and permits public companies to adopt its requirements using one of two methods:

(1) A “modified prospective” method, in which compensation cost is recognized beginning with the effective date based on the requirements of SFAS 123(R) for all share-based payments granted after the adoption date and based on the requirements of SFAS 123 for all awards granted prior to the effective date of SFAS 123(R) that remain unvested on the adoption date.

(2) A “modified retrospective” method, which includes the requirements of the modified prospective method described above, but also permits entities to restate either all prior periods presented or prior interim periods of the year of adoption based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures.

The Company has adopted the provisions of SFAS 123(R) on January 1, 2006 using the modified prospective method.

As permitted by SFAS 123 and noted above, the Company currently accounts for share-based payments using the intrinsic value method prescribed by APB 25 and related interpretations. As such, the Company generally has not recognized compensation expenses associated with stock options. Accordingly, the adoption of SFAS 123(R)’s fair value method could have an adverse impact on the Company’s future results of operations, although it will have no material impact on the Company’s overall financial condition. Had the Company adopted SFAS 123(R) in prior periods, the impact would have approximated the impact of

SFAS 123 as described in the pro forma net income and earnings per share disclosures above. The Company estimates that the adoption of SFAS 123(R), based on the outstanding unvested stock options at December 31, 2005, will result in an additional compensation expense in 2006 of $162, net of income tax benefit.

(o)	Derivative Instruments and Hedging Activities

The Company follows Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS 133”), which requires that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company estimates fair value based on quotes obtained from the counterparties to the derivative contract. The fair value of derivative contracts that expire in less than one year are recognized as current assets or liabilities. Those that expire in more than one year are recognized as long-term assets or liabilities. Derivative financial instruments that are not accounted for as hedges are adjusted to fair value through income. If the derivative is designated as a cash flow hedge, changes in fair value are recognized in other comprehensive income/loss until the hedged item is recognized in earnings. See Note 4.

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

As of December 31, 2005, the Company had a commitment to purchase 35 MMBTU in January 2006 at $9.49 per MMBTU. The market price in dollars for delivery in January 2006, as of December 31, 2005, was $11.225 per MMBTU. Accordingly, the Company recorded a mark-to-market adjustment, resulting in a $61 decrease in labor and other operating expenses at December 31, 2005, which is included in other current assets on the balance sheet. The Company had a commitment to purchase 20MMBTU in January 2005 at $6.49 per MMBTU. The market price in dollars for delivery in January 2005 as of December 31, 2004 was $6.213 per MMBTU. Accordingly, the Company recorded a mark-to-market adjustment, resulting in a $5 increase in labor and other operating expenses at December 31, 2004, which is included in accrued expenses on the balance sheet. As of December 31, 2003, the Company had commitments to purchase, under two forward purchase contracts, a total of 20MMBTU per month for the months of January, February and March 2004. The delivery prices in dollars for these volumes averaged $5.20 per MMBTU. The market prices in dollars for deliveries in these months as of December 31, 2003 were $6.15 per MMBTU for January deliveries, $6.19 per MMBTU for February deliveries and $6.00 per MMBTU for March deliveries. Accordingly, the Company recorded a mark-to-market adjustment, resulting in a $55 reduction of labor and other operating expenses at December 31, 2003.

(p)	Income Taxes

The Company utilizes the asset and liability approach in its reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

(p)	Comprehensive Income (Loss)

The Company follows Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“SFAS 130”), which provides standards for reporting and displaying comprehensive income. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events from non-owner sources. See Notes 4, 5 and 8.
(2)	Restatement of Revenues and Cost of Revenues
     Revenues and cost of revenues for 2004 and 2003 have been restated to correct an error in accounting for external freight billed to customers (“External Freight”). Revenues for 2004 and 2003 were increased by $15,552 and $12,176, respectively, to include External Freight. The increases in revenues for both years were entirely offset by a corresponding increase in cost of revenues, resulting in no change in previously reported gross profit, operating profit or net income for the 2004 and 2003 periods.
(3)	Embezzlement Matter
     The Company’s former Vice President – Finance, Controller, Treasurer and Secretary, Larry Ohms (the “Former VP Finance”), over a period of four years beginning in 1998, embezzled approximately $2,179 from the Company. In 2002, the Former VP Finance pleaded guilty to one count of wire fraud and one count of making a false statement to the Securities and Exchange Commission (the “SEC”), and on March 24, 2003 was sentenced to a term in federal prison and ordered to pay $2,179 in restitution to the Company.
     The Company obtained a judgment against the Former VP Finance, including compensatory and punitive damages. The Former VP Finance has claimed not to have any funds. Recoveries from third parties were recognized in the quarters in which the recoveries were realized, and the costs of the internal investigation, cooperation with the SEC, NASDAQ and criminal authorities in their investigations and recovery efforts were expensed as incurred. During 2003, the Company recorded recoveries of $770, net of income taxes ($971 gross), and embezzlement-related costs of $162, net of income tax benefits ($202 gross). The Company does not anticipate any future material embezzlement-related costs or recoveries.
(4)	Banking Facilities and Other Debt
     On October 19, 2005, the Company entered into an amendment to our credit agreement (the “Amendment”) primarily to increase the loan commitments and extend the maturity dates. As a result of the Amendment, our credit agreement now includes a ten-year $40,000 term loan (the “New Term Loan”), a ten-year $20,000 multiple draw term loan (the “Draw Term Loan”) and a five-year $30,000 revolving credit facility (the “New Revolving Facility”) (collectively, the “New Credit Facilities”). The proceeds from the New Term Loan were used primarily to repay the outstanding balances on the term loan and revolving credit facility under the credit agreement prior to the Amendment. In December 2005, the Company drew down $15,000 on the Draw Term Loan to acquire U.S. Lime Company – St. Clair (described below). The Company has not yet made any draws on the New Revolving Facility.
     The New Term Loan requires quarterly principal payments of $833 beginning March 31, 2006, which equates to a 12-year amortization, with a final principal payment of $7,500 due on December 31, 2015. The Draw Term Loan will require quarterly principal payments, based on a 12-year amortization, of the principal outstanding thereon on January 1, 2007, beginning March 31, 2007, with a final principal payment on December 31, 2015 equal to any remaining principal then-outstanding. The New Revolving Facility is scheduled to mature on October 20, 2010. The maturity of the New Term Loan, the Draw Term Loan and the New Revolving Facility can be accelerated if any event of default, as defined under the New Credit Facilities, occurs.
     The New Credit Facilities continue to bear interest, at the Company’s option, at either LIBOR plus a margin of 1.25% to 2.50%, or the Bank’s Prime Rate plus a margin of minus 0.50% to plus 0.50%. The margins are determined quarterly in accordance with a defined rate spread based upon the ratio of our average total funded senior indebtedness for the preceding four quarters to EBITDA for the twelve months ended on the last day of the most recent calendar quarter. There were no material changes to the covenants and restrictions contained in the credit agreement as a result of the Amendment.
     In conjunction with the Amendment, the Company terminated the existing hedge and rolled its value into a new hedge (the “New Term Loan Hedge”) to buy down the fixed interest rate. The New Term Loan Hedge fixes LIBOR at 4.695% on the $40,000 New Term Loan for the period December 30, 2005 through its maturity date, resulting in an interest rate of 6.44% based on the current LIBOR margin of 1.75%. Effective December 30, 2005, the Company also entered into a hedge that fixes LIBOR at 4.875% on the $15,000 balance outstanding on the Draw Term Loan through its maturity date, resulting in an interest rate of 6.625% based on the LIBOR margin of 1.75%. The Company designated both hedges as cash flow hedges, and as such, changes in the fair market value will be included in other comprehensive income or loss. The Company will be exposed to credit losses in the event of non-performance by the counterparty of the hedges.
     On August 25, 2004, the Company entered into a credit agreement with a bank (the “Lender”) that, prior to the amendment, included a five-year $30,000 term loan (the “Term Loan”), and a three-year $30,000 revolving credit facility (the “Revolving Credit Facility”) collectively, the “Credit Facilities”). At the closing of the Credit Facilities, the Company borrowed $37,780 (the entire Term Loan, and $7,780 on the Revolving Credit Facility) to repay the outstanding balances, including a prepayment penalty and accrued interest, on the Company’s previous bank term loan and revolving credit facility. Pursuant to a security agreement, also dated August 25, 2004 (the “Security Agreement”), the Credit Facilities were, and the New Credit Facilities are, secured by the Company’s existing and hereafter acquired tangible assets, intangible assets and real property. The Company paid the Lender an origination fee equal to 0.25% of the total amount committed under the Credit Facilities.
     The Term Loan required a principal payment of $200 on September 30, 2004 and quarterly principal payments of $625 thereafter, which equated to a 12-year amortization, with a final principal payment of $17,925 due on August 25, 2009.
     The Credit Facilities bore interest at rates determined under the same provisions as described above for the New Credit Facilities. The margins were 1.75% for LIBOR and 0.0% for Prime Rate loans during 2004. From August 25 to December 31, 2004, the weighted average interest rate on our borrowings under the Credit Facilities was approximately 5.00%. In conjunction with the Credit Facilities, the Company entered into a hedge to fix the LIBOR rate for the Term Loan at 3.87% on $25,000 for the period September 1, 2004 through the maturity date, and on the remaining principal balance of approximately $4,700 for the period December 31, 2004 through the maturity date, resulting in an interest rate of 5.62% for the Term Loan based on the then-existing margin of 1.75%. The hedges were designated as cash flow hedges, and as such, changes in the fair market value were included in other comprehensive income or loss. The fair market value of the hedges at December 31, 2004 was a liability of $57, which was included in other liabilities on the December 31, 2004 Consolidated Balance Sheet.
     The New Credit Facilities and Security Agreement contain, as did the Credit Facilities, covenants that restrict the incurrence of debt, guaranties and liens, and place restrictions on investments and the sale of significant assets. The Company is also required to meet a minimum debt service coverage ratio and not exceed specified leverage ratios. The New Credit Facilities provide that the Company may pay annual dividends, not to exceed $1,500, so long as after such payment, the Company remains solvent and the payment does not cause or result in any default or event of default as defined under the New Credit Facilities.
     As a result of entering into the Credit Facilities and borrowings thereunder on August 25, 2004, the Company repaid all of the $35,556 then-outstanding debt under our previous $50,000 Senior Secured Term Loan (the “Old Term Loan”) and terminated the associated credit agreement that had been entered into on April 22, 1999 with a consortium of commercial banks. The Old Term Loan was repayable over a period of approximately eight years, maturing on March 30, 2007, and required monthly principal payments of $278, which began April 30, 2000, with a final principal payment of $26,944 on March 30, 2007, which equated to a 15-year amortization. The interest rate on the first $30,000 borrowed under the Old Term Loan was 8.875% and the blended rate for the additional $20,000 was 9.84%.
     Upon the prepayment of the Old Term Loan, the Company was required to pay a prepayment penalty of approximately $235, which was included in interest expense in the third quarter 2004. Also, approximately $632 of unamortized financing costs relating to the Old Term Loan was included in interest expense in the third quarter 2004.
     On August 25, 2004, the Company also terminated its previous $6,000 revolving credit facility and repaid the $1,750 then-outstanding principal balance. In addition, the Company had a $2,000 equipment line of credit (available for financing or leasing large mobile equipment used in its operations) from the bank that had issued the revolving credit facility, of which approximately $234 of operating lease obligations remained at December 31, 2005. The revolving credit facility was secured by our accounts receivable and inventories, provided for an interest rate of LIBOR plus 2.75% and matured on April 1, 2005.
     On August 5, 2003, the Company sold $14,000 of Sub Notes in a private placement under Section 4(2) of the Securities Act of 1933 to three accredited investors, one of which is an affiliate of Inberdon Enterprises Ltd., the Company’s majority shareholder (“Inberdon”), and another of which is an affiliate of Robert S. Beall, who owns approximately 12% of our outstanding shares. The Company believes that the terms of the private placement were more favorable to the Company than proposals previously received. Frost Securities, Inc. (“Frost”) provided an opinion to our Board of Directors that, from a financial point of view, the private placement was fair to the unaffiliated holders of our common stock in relation to other potential subordinated debt transactions then available to us. The Company paid Frost an aggregate of $381 for its advice, placement services and opinion.
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
     The private placement also included six-year detachable warrants, providing the Sub Note investors the right to purchase an aggregate of 162,000 shares of the Company’s common stock, at 110% of the average closing price of one share of common stock for the trailing 30 trading days prior to closing, or $3.84. The fair value of the warrants was recorded as a reduction of the carrying value of the Sub Notes and was accreted over the term of the Sub Notes, resulting in an effective annual interest rate of 14.44%. After August 5, 2008, or upon an earlier change in control, the investors could require the Company to repurchase any or all shares acquired through exercise of the warrants (the “Warrant Shares”). The repurchase price for each Warrant Share was equal to the average closing price of one share of the Company’s common stock for the 30 trading days preceding the date the Warrant Shares were put back to the Company. Changes in the repurchase price for each Warrant Share were accreted or decreted to interest expense over the five-year period from the date of issuance to August 5, 2008. The investors are also entitled to certain registration rights for the resale of their Warrant Shares.
     Effective August 31, 2005, the holders of the warrants agreed to waive their Warrant Share put rights. The Company’s Warrant Share put liability was $1,337 as of August 31, 2005, which was eliminated by the waivers. Pursuant to accounting requirements, the Company increased stockholders’ equity by the $1,337, which represented non-cash charges to interest expense previously expensed by the Company, including a $798 charge to interest expense in the first eight months 2005. As a result of this waiver, the Company no longer has any liability to repurchase any Warrant Shares and will have no further charges or credits to interest expense for fluctuations in the price of the Company’s common stock.
     In October 2005, R.S. Beall Capital Partners L.P. (the “Holder”) elected to exercise its warrant for 34,714 shares pursuant to the cashless exercise option. The market value on the exercise date was $32.541, resulting in the issuance of 30,617 shares of the Company’s common stock to the Holder.
     The Company made principal prepayments on the Sub Notes totaling $7,000 during 2004, including full prepayment of the Sub Note held by the affiliate of Inberdon. Pursuant to the terms of the Sub Notes, a $30 prepayment penalty was paid on $1,500 of the principal prepayments in 2004. In August 2005, the Company prepaid the then-remaining $7,000 principal amount of the Sub Notes and a $280 prepayment penalty.
     A summary of outstanding debt at the dates indicated is as follows (in thousands of dollars):

	December 31,	December 31,
	2005	2004
Term Loans	40,000	29,175
Draw Term Loan	15,000	—
Sub Notes	—	7,000
Discount on Sub Notes	—	(110)
Revolving Credit Facility	—	7,825

Subtotal	55,000	43,890
Less current installments	3,333	2,500

Debt, excluding current installments	$51,667	41,390

     The Company estimated the fair value of the Sub Notes at December 31, 2004 was $7,400. This estimate was based on interest rates available for debt instruments with similar terms as of the valuation date. As the Company’s other debt instruments bear interest at floating rates, the Company estimates that the carrying value of these debt instruments at December 31, 2005 and 2004 approximates fair value.

     Principal amounts payable on the Company’s long-term debt outstanding as of December 31, 2005 are as follows (in thousands of dollars):

Total	2006	2007	2008	2009	2010	Thereafter
$55,000	3,333	4,583	4,584	4,583	4,584	33,333
(5)	Accumulated Other Comprehensive Loss
     The $215 and $363 accumulated other comprehensive loss (“AOCL”) at December 31, 2005 and 2004, respectively resulted from $452 and $306 for unfunded projected benefit obligations for a defined benefit pension plan at December 31, 2005 and 2004, respectively. The December 31, 2005 AOCL also included $180 for the mark-to-market asset for the Company’s interest rate hedges, while the December 31, 2004 AOCL also included $57 for the mark-to-market liability. See Notes 1(o), 4 and 8.
(6)	Income Taxes
     Income tax expense for the years ended December 31, 2005, 2004 and 2003 is as follows:

	2005	2004	2003
Current income tax expense (benefit)	$1,952	(448)	495
Deferred income tax (benefit) expense	(128)	1,832	449

Income tax expense	$1,824	1,384	944

     A reconciliation of income taxes computed at the federal statutory rate to income tax expense, net for the years ended December 31, 2005, 2004 and 2003, is as follows:

	2005		2004		2003
		Percent		Percent		Percent
		of pretax		of pretax		of pretax
	Amount	Income	Amount	income	Amount	Income
Income taxes computed at the federal statutory rate	$3,322	34.0%	$2,622	34.0%	$1,634	34.0%
(Reduction) increase in taxes resulting from:
Statutory depletion in excess of cost depletion	(1,053)	(10.8)	(946)	(12.3)	(764)	(15.9)
State income taxes, net of federal income tax benefit	92	1.0	95	1.2	73	1.5
Recognition of previously reserved deferred tax assets	(1,002)	(10.3)	(218)	(2.8)	(50)	(1.0)
Interest expense for warrant share put liability	343	3.5	—	—	—	—
Other	122	1.3	(169)	(2.2)	51	1.0

Income tax expense	$1,824	18.7	$1,384	17.9%	$944	19.6%

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
     At December 31, 2005, the Company had deferred tax assets of $6,361 and deferred tax liabilities of $6,071. The principal deferred tax assets were alternative minimum tax (“AMT”) credit carryforwards of $5,342, benefit for federal net operating loss (“NOL”) carryforwards of $519, and other of $500 . The principal temporary difference related to the deferred tax liabilities was $5,949 for property and other of $122.
     At December 31, 2004, the Company had deferred tax liabilities of $5,690, a valuation allowance of $1,002 and deferred tax assets of $6,800. The principal temporary difference related to the deferred tax liabilities was property. The principal deferred tax assets were AMT credit carryforwards of $3,602 and $2,636 for federal NOL carryforwards.
     The Company had federal NOL carryforwards of approximately $1,500 and $7,800 at December 31, 2005 and 2004, respectively, with the earliest expiring in 2022. The Company also had state NOL carryforwards of approximately $3,000 at December 31, 2005 and 2004, with the earliest expiring in 2006.

     Due to uncertainties about realizing its AMT credit carryforwards in other deferred tax assets, the Company established a valuation allowance as of December 31, 2004 for excess deferred tax assets which may not have been realizable in future years. At December 31, 2005, the Company had no valuation allowance based on its recent income history and expectations of income in the future.
(7)	Oil and Gas Lease
     As of May 2004, the Company entered into an oil and gas lease agreement with EOG Resources, Inc. (“EOG”) with respect to oil and gas rights on it’s Cleburne, Texas property, that will continue so long as EOG is continuously developing the leased property as set forth in the lease. Pursuant to the lease, the Company received lease bonus payments totaling $1,328, which are reflected in other income for 2004. In addition, the Company retained a 20% royalty interest in oil and gas produced from any successful wells drilled on the leased property and an option to participate in any well drilled on the leased property as a 20% working interest owner, provided the Company elects to participate prior to the commencement of each well.
     During the fourth quarter 2005, drilling of the first well under the Company’s oil and gas lease was completed, and gas production began in February 2006. In addition to the 20% royalty interest, the Company elected to participate as a 20% working interest owner in this well. No reserves or production specifics for the well will be known until sufficient production has been logged.
     The Company will follow the successful-efforts method to account for oil and gas exploration and development expenditures. Under this method, drilling costs for productive wells will be capitalized and depleted using the units-of-production method.
(8)	Employee Retirement Plans
     The Company has a noncontributory defined benefit pension plan (the “Corson Plan”) that covers substantially all union employees previously employed by its wholly-owned subsidiary, Corson Lime Company. In 1997, the Company sold substantially all of the assets of Corson Lime Company and all benefits for participants in the plan were frozen. During 1997 and 1998, the Company made contributions to the Corson Plan that were intended to fully fund the benefits earned by the participants. The Company made no contributions to the Corson Plan from 1999 through 2002. In recent years, significant declines in the financial markets have unfavorably impacted plan asset values, resulting in an unfunded projected benefit obligation of $427 and $270 at December 31, 2005 and 2004, respectively. As a result, the Company made contributions of $18 and $212 to the Corson Plan in 2005 and 2004, respectively, and recorded other comprehensive loss of $89, net of $54 tax benefit, and $69, net of $43 tax benefit for the years ended December 31, 2005 and 2004, respectively. The Company anticipates making a $28 contribution in 2006.
     In consultation with the investment advisor for the Corson Plan, the administrative committee, consisting of management employees appointed by the Company’s Board of Directors, establishes the investment objective for the plan’s assets. The investment advisor makes all specific investment decisions. Historically, Corson Plan assets have been allocated approximately 50% to 70% to equity securities with a goal of providing long-term growth of at least 9.0% per year. Due to reduced returns on assets during the last few years, the Company reduced its expected average future long-term rate of return for the Corson Plan assets to 7.75% (8.25% in 2004) based on an asset allocation policy of 50% to 70% to common equities with the remainder allocated to fixed income securities. The Company’s long-term rate of return expectations are based on past performance of equity and fixed income securities and the Corson Plan’s asset allocations.
     The following table sets forth the asset allocation for the Corson Plan at November 30 (measurement date):

	2005	2004
Equity securities and funds	61.6%	58.7%
Institutional bond funds	36.4	39.8
Cash and cash equivalents	2.0	1.5

	100.0%	100.0%

     The following table sets forth the funded status of the Corson Plan accrued pension benefits at November 30 (measurement date):

	2005	2004
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$1,702	1,589
Interest cost	102	106
Actuarial loss	125	124
Benefits paid	(114)	(117)

Projected benefit obligation at end of year	$1,815	1,702

Change in plan assets:
Fair value of plan assets at beginning of year	$1,432	1,252
Employer contribution	18	212
Actual gain on plan assets	52	85
Benefits paid	(114)	(117)

Fair value of plan assets at end of year	$1,388	1,432

Underfunded status	$(427)	(270)

Accumulated benefit obligation	$1,815	1,702

     The net liability recognized in the consolidated balance sheets at December 31 consists of the following:

	2005	2004
Accrued benefit cost	$427	270
     The weighted average assumptions used in the measurement of the Corson Plan benefit obligation at December 31 are as follows:

	2005	2004
Discount rate	5.75%	6.25%
Expected long-term return on plan assets	7.75%	8.25%
     The following table provides the components of the Corson Plan net periodic benefit cost:

	Year Ended December 31,
	2005	2004	2003
Interest cost	$102	106	111
Expected return on plan assets	(114)	(110)	(96)
Amortization of net actuarial loss	44	38	37

Net periodic benefit cost	$32	34	52

     The Company expects benefit payments of $120 in 2006, $117 in 2007, $113 in 2008, $129 in 2009, $128 in 2010 and $662 for years 2011-2015.
     The Company has a contributory retirement (401(k)) savings plan for nonunion employees. Company contributions to the plan were $70 during 2005, $64 during 2004 and $57 during 2003. The Company also has contributory retirement (401(k)) savings plans for union employees of Arkansas Lime Company and Texas Lime Company. The Company contributions to these plans were $45 in 2005, $42 in 2004 and $35 in 2003.
(9)	Stock Option Plans
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
     As of December 31, 2005, the number of shares remaining available for future grant under the 2001 Plan was 140,500. A summary of the Company’s stock option activity and related information for the years ended December 31, 2005, 2004 and 2003 is as follows:

	2005		2004		2003
		Weighted		Weighted		Weighted
		Average		Average		Average
	Options	Exercise Price	Options	Exercise Price	Options	Exercise Price
Outstanding at beginning of year	379,000	$7.21	319,500	$5.62	225,000	$6.55
Granted	77,500	20.73	106,000	9.32	114,500	3.65
Exercised	(164,800)	6.21	(46,000)	5.04	(20,000)	4.75
Forfeited	(13,500)	21.80	(500)	7.00	—	—

Outstanding at end of year	278,200	$11.97	379,000	$7.21	319,500	$5.62

Exercisable at end of year	182,756	$10.22	225,857	$6.69	213,000	$6.59

Weighted average fair value of options granted during the year		$8.42		$3.15		$0.86

Weighted average remaining contractual life in years		7.36		6.53		6.58

     The following table summarizes information about options outstanding at December 31, 2005:

	Outstanding			Exercisable
Range of	Weighted Avg. Remaining	Number of	Weighted Avg.	Number of	Weighted Avg.
Exercise Prices	Contractual Life (Years)	Shares	Exercise Price	Shares	Exercise Price
$ 3.26 - $ 3.85	7.23	63,000	$3.55	43,500	$3.40
$ 7.00 - $ 8.56	5.76	117,700	$8.06	75,033	$7.81
$11.35 - $13.31	9.08	65,000	$12.34	38,000	$11.76
$26.47 - $28.08	9.97	32,500	$26.59	26,223	$26.47

		278,200		182,756

(10)	Commitments and Contingencies
     The Company leases some of the equipment used in its operations under operating leases. Generally, the leases are for periods varying from one to five years and are renewable at the option of the Company. The Company also has a lease for corporate office space. Total lease and rent expense was $733 for 2005, $737 for 2004, and $561 for 2003. As of December 31, 2005, future minimum payments under noncancelable operating leases were $789 for 2006, $581 for 2007, $282 for 2008, $268 for 2009, $137 for 2010 and $0 thereafter.
     Prior to the August 2005 waiver, the Sub Note investors could require the Company to repurchase, at the per share price equal to the average closing price for the preceding 30 trading days, any or all of the 162,000 shares that could be purchased by exercising the warrants. The liability recognized in the consolidated balance sheets for this potential repurchase obligation was $539 at December 31, 2004 and $1,337 as of August 31, 2005, which was eliminated by the waiver.
     The Company is party to lawsuits and claims arising in the normal course of business, none of which, in the opinion of management, is expected to have a material adverse effect on the Company’s financial condition, results of operation, cash flows or competitive position.
     The Company is not contractually committed to any planned capital expenditures until actual orders are placed for equipment or services. At December 31, 2005, the Company had approximately $19,000 for open equipment and construction orders related to the construction of a third kiln at its Arkansas facilities. In addition, the Company had $642 in accounts payable and accrued expenses related to capital expenditures incurred late in the year. At December 31, 2004, the Company had commitments for approximately $701 of open equipment and construction orders and approximately $1,367 included in accounts payable and accrued expenses related to the refurbishing of the Shreveport terminal and the Texas kiln baghouse projects.
(11)	Acquisitions
     In September 2005 the Company acquired the assets of a new limestone grinding and bagging facility located on approximately three and one-half acres of land in Delta, Colorado for approximately $2,821, to expand its Colorado business of processing mine safety dust used in coal mining operations.
     On December 28, 2005, the Company acquired all of the issued and outstanding capital stock of O-N Minerals (St. Clair) Company (“St. Clair”) from a wholly-owned subsidiary of Oglebay Norton Company for $14,000 in cash, plus transaction costs. The purchase price is subject to a working capital adjustment estimated to be $821. The Company funded the St. Clair purchase with a $15,000 advance from its ten-year $20,000 Draw Term Loan. The Company acquired St. Clair to increase its lime and limestone operations and for anticipated synergistic benefits with its Texas and Arkansas facilities to expand its market reach and better serve its customers.
     The purchase price, including transaction costs and the estimated working capital adjustment, of which approximately $212 is in accounts payable and accrued expenses at December 31, 2005, to be allocated is as follows:

Cash	$14,000
Estimated working capital adjustment	(821)
Transaction costs	323

Total purchase price to be allocated	$13,502

     Using the purchase method of accounting for business combinations, the purchase price was allocated first to the fair values of current assets acquired and liabilities assumed, with the remainder of the purchase price allocated to long-lived assets on the basis of their relative fair values as follows:

Current assets, including accounts receivable and inventories	$3,259
Property, plant and equipment	11,632
Current liabilities, including accounts payable and accrued Expenses	(771)
Reclamation liability	(618)

Total purchase price allocated	$13,502

     These assets and liabilities are reflected in the Company’s December 31, 2005 Consolidated Balance Sheet.
     The following unaudited pro forma selected financial information (the “Pro Formas”) has been derived from the historical financial statements of the Company and St. Clair. The Pro Formas are presented as if the acquisition of St. Clair had occurred as of the beginning of each period presented and do not reflect any operating efficiencies or cost savings that the Company may achieve with respect to the acquisition. They also do not reflect any future increases in prices for St. Clair’s products that may be attained by the Company. The Pro Formas were prepared in accordance with the purchase method of accounting for business combinations.
     The Pro Formas are not necessarily indicative of the operating results that would have occurred had the acquisition been consummated as of the beginning of each period presented, nor the consolidated results of future operations.

	2005	2004
	Unaudited	Unaudited
Revenues	$97,423	85,906
Operating profit	$13,156	11,318

Net Income (loss)	$6,904	5,302

Income per share of common stock:

Basic	$1.16	0.90

Diluted	$1.14	0.90
(12)	Subsequent Events (unaudited)

(a) Exercises of Warrants

On February 3, 2006, Credit Trust S.A.L., an affiliate of Inberdon, exercised for cash its Warrant to acquire 63,643 shares of the Company’s common stock, par value $0.10 per share (the “Common Stock”). The exercise price was $3.84 per share of Common Stock, and Credit Trust paid the Company $244. The Company issued 63,643 shares of Common Stock to Credit Trust pursuant to Section 4(2) of the Securities Act of 1933.

On February 13, 2006, ABB Finance Inc. exercised for cash its Warrant to acquire 63,643 shares of the Common Stock. The exercise price was $3.84 per share of Common Stock, and ABB Finance Inc. paid the Company $244. The Company issued 63,643 shares of Common Stock to ABB Finance Inc. pursuant to Section 4(2) of the Securities Act of 1933.

(b) Oil and Gas Lease

In addition to a 20% royalty interest, the Company elected in January 2006 and March 2006 to participate as a 20% working interest owner in the second and third wells and the fourth well, respectively, to be drilled under the Company’s oil and gas lease. (See Note 7.) Estimated drilling and completion costs for the 20% working interest are approximately $450 per well. The second and third wells have been completed with gas production scheduled to begin shortly.

(13)	Summary of Quarterly Financial Data (unaudited)

	2005
	March 31,	June 30,	September 30,	December 31,
Revenues – as restated (1)	$19,772	21,375	20,064	19,875
Gross profit	4,389	5,764	5,281	3,932

Net income	$1,495	2,909	1,943	1,601

Basic income per common share	$0.26	0.49	0.33	0.27

Diluted income per common share	$0.25	0.49	0.31	0.26

(1)	Revenues for the quarters ended March 31, June 30 and September 30, 2005 have been restated to include External Freight of $4,306, $4,251 and $4,160, respectively. (See Note 2.)

	2004
	March 31,	June 30,		September 30,	December 31,
Revenues – as restated (1)	$15,234	18,621		20,187	17,189
Gross profit	3,415	4,605		5,159	3,841

Net income	$830	2,452	(2)	1,730	1,317

Basic income per common share	$0.14	0.42		0.30	0.23

Diluted income per common share	$0.14	0.42		0.29	0.22

(1)	Revenues for the quarters ended March 31, June 30, September 30 and December 31, 2004 have been restated to include External Freight billed to customers of $3,159, $3,869, $4,417 and $4,107, respectively. (See Note 2.)

(2)	Includes an oil gas lease bonus payment of $1,192 ($954, or $0.16 per diluted share, net of income taxes).

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
NONE

ITEM 9A.	CONTROLS AND PROCEDURES.
     The Company’s management, with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the CEO and CFO concluded the Company’s disclosure controls and procedures as of the end of the period covered by this report were not effective. In connection with the acquisition and consolidation of St. Clair, management became aware that, historically, the Company had not been properly accounting for external freight billed to customers. The Company’s management initiated a review of the matter and has determined that both revenues and cost of revenues should include external freight. Accordingly, the Company has restated its prior financial statements in this Report on Form 10-K to show increased revenues and cost of revenues. There has been no change in the gross profit, operating profit or net income for the periods restated.
     In connection with its review of this matter, the Company’s management has initiated various improvements and enhancements in the Company’s disclosure controls and procedures. The Company has changed its revenue recognition policy and improved internal procedures used by the Company to track revenues, including external freight billed to customers, and cost of revenues. The Audit Committee of the Company’s Board of Directors has concurred with the Company’s changes in revenue recognition policy.
     The Company acquired St. Clair on December 28, 2005 and has not encountered any significant issues to date in integrating the St. Clair operations into the Company’s disclosure controls and procedures.
     No change in the Company’s internal control over external financial reporting occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.
NOT APPLICABLE
PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
     The information appearing under “Election of Directors”, “Nominees for Director”, “Executive Officers Who Are Not Also Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” in the definitive Proxy Statement for the Company’s 2006 Annual Meeting of Shareholders (the “2006 Proxy Statement”) is hereby incorporated by reference in answer to this Item 10. The Company anticipates that it will file the 2006 Proxy Statement with the Securities and Exchange Commission on or before April 8, 2006.

ITEM 11.	EXECUTIVE COMPENSATION.
     The information appearing under “Executive Compensation” in the 2006 Proxy Statement is hereby incorporated by reference in answer to this Item 11.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
     The information appearing under “Voting Securities and Principal Shareholders”, “Shareholdings of Company Directors and Executive Officers” and “Executive Compensation” in the 2006 Proxy Statement is hereby incorporated by reference in answer to this Item 12.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
     The information appearing under “Certain Transactions” in the 2006 Proxy Statement is hereby incorporated by reference in answer to this Item 13.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.
     The information appearing under “Independent Auditors” in the 2006 Proxy Statement is hereby incorporated by reference in answer to this Item 14.
PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	1.	The following financial statements are included in Item 8:

		Reports of Independent Registered Public Accounting Firms

		Consolidated Financial Statements:

		Consolidated Balance Sheets as of December, 31, 2005 and 2004;

		Consolidated Statements of Income for the Years Ended December 31, 2005, 2004 and 2003;

		Consolidated Statements of Stockholders’ Equity for the Years Ended December, 31, 2005, 2004 and 2003;

		Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2004 and 2003; and

		Notes to Consolidated Financial Statements.

	2.	All financial statement schedules are omitted because they are not applicable, or are immaterial, or the required information is presented in the consolidated financial statements or the related notes.

	3.	The following documents are filed with or incorporated by reference into this Report:
3.1	Articles of Amendment to the Articles of Incorporation of Scottish Heritable, Inc. dated as of January 25, 1994 (incorporated by reference to Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993, File Number 000-4197).

3.2	Restated Articles of Incorporation of the Company dated as of May 14, 1990 (incorporated by reference to Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993, File Number 000-4197).

3.3	Composite Copy of Bylaws of the Company dated as of December 31, 1991 (incorporated by reference to Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991, File Number 000-4197).

10.1	United States Lime & Minerals, Inc. 1992 Stock Option Plan, as Amended and Restated (incorporated by reference to Exhibit 10(c) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, File Number 000-4197).

10.2	United States Lime & Minerals, Inc. 2001 Long-Term Incentive Plan (incorporated by reference to Exhibit B to the Company’s definitive Proxy Statement for its Annual Meeting of Shareholders held on April 27, 2001, File Number 000-4197).

10.3	Loan and Security Agreement dated December 30, 1997 among United States Lime & Minerals, Inc., Arkansas Lime Company and Texas Lime Company and CoreStates Bank, N.A. (incorporated by reference to Exhibit 10(l) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File Number 000-4197).

10.4	First Amendment to Amended and Restated Loan and Security Agreement dated August 31, 1998 among United States Lime & Minerals, Inc., Arkansas Lime Company and Texas Lime Company and First Union National Bank (incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September, 30, 1998, File Number 000-4197).

10.5	Employment Agreement dated as of October 11, 1989 between the Company and Billy R. Hughes (incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, File Number 000-4197).

10.6	Employment Agreement dated as of April 17, 1997 between the Company and Johnney G. Bowers (incorporated by reference to Exhibit 10(o) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File Number 000-4197).

10.7	Employment Agreement dated as December 8, 2000 between the Company and Timothy W. Byrne (incorporated by reference to Exhibit 10(s) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, File Number 000-4197).

10.7.1	Amended and Restated Employment Agreement dated as of May 2, 2003 between the Company and Timothy W. Byrne (incorporated by reference to Exhibit 10.8.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, File Number 000-4197).

10.8	Credit Agreement dated April 22, 1999 among United States Lime & Minerals, Inc., Arkansas Lime Company, Texas Lime Company, the Lenders who are, or may become, a party to the Agreement, and First Union National Bank (incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, File Number 000-4197).

10.9	Second Amendment to Amended and Restated Loan and Security Agreement dated as of April 22, 1999 among United States Lime & Minerals, Inc., Arkansas Lime Company, Texas Lime Company, and First Union National Bank (incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, File Number 000-4197).

10.10	Letter Agreement dated as of May 31, 2000 among United States Lime & Minerals, Inc., Arkansas Lime Company, Texas Lime Company and First Union National Bank (incorporated by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File Number 000-4197).

10.11	Third Amendment to Amended and Restated Loan and Security Agreement dated as of April 26, 2001 among United States Lime & Minerals, Inc., Arkansas Lime Company, Texas Lime Company, and First Union National Bank (incorporated by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, File Number 000-4197).

10.12	Fourth Amendment to Amended and Restated Loan and Security Agreement dated as of December 31, 2001 among United States Lime & Minerals, Inc., Arkansas Lime Company, Texas Lime Company, and First Union National Bank (incorporated by reference to Exhibit 10(u) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, File Number 000-4197).

10.13	First Amendment to Credit Agreement dated as of December 27, 2000 among United States Lime & Minerals, Inc., Arkansas Lime Company, Texas Lime Company, the Lenders who are, or may become, a party to the Agreement, and First Union National Bank (incorporated by reference to the Company’s Current Report on Form 8-K dated January 18, 2001, File Number 000-4197).

10.14	Second Amended and Restated Note dated April 26, 2001 among United States Lime & Minerals, Inc., Arkansas Lime Company, Texas Lime Company, the Lenders who are, or may become, a party to the Agreement, and First Union National Bank (incorporated by reference to Exhibit 10(x) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, File Number 000-4197).

10.15	Fifth Amendment to Amended and Restated Loan and Security Agreement dated as of May 31, 2002 among United States Lime & Minerals, Inc., Arkansas Lime

Company, Texas Lime Company and Wachovia Bank, f/k/a First Union National Bank (incorporated by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, File Number 000-4197).

10.16	Sixth Amendment to Amended and Restated Loan and Security Agreement dated as of January 31, 2003 among United States Lime & Minerals, Inc., Arkansas Lime Company, Texas Lime Company and Wachovia Bank. (incorporated by reference to Exhibit 10(s) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, File Number 000-4197).

10.17	Loan and Security Agreement dated March 3, 2003 among United States Lime & Minerals, Inc., Texas Lime Company, Arkansas Lime Company and National City Bank (incorporated by reference to Exhibit 10(t) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, File Number 000-4197).

10.18	Note and Warrant Purchase Agreement dated as of August 5, 2003 by and among United States Lime & Minerals, Inc. and Credit Trust S.A.L., ABB Finance Limited and R.S. Beall Capital Partners, LP (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, File Number 000-4197).

10.19	Form of 14% Subordinated PIK Note due 2008 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, File Number 000-4197).

10.20	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, File Number 000-4197).

10.21	Registration Rights Agreement dated as of August 5, 2003 by and among United States Lime & Minerals, Inc. and Credit Trust S.A.L., ABB Finance Limited and R.S. Beall Capital Partners, LP (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, File Number 000-4197).

10.22	Third Amendment to Credit Agreement dated as of August 5, 2003 among United States Lime & Minerals, Inc., Arkansas Lime Company, Texas Lime Company, the Lenders who are, or may become, a party to the Agreement, and National City Bank (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, File Number 000-4197).

10.23	First Amendment to Loan and Security Agreement dated August 5, 2003 among United States Lime & Minerals, Inc., Texas Lime Company, Arkansas Lime Company and National City Bank (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, File Number 000-4197).

10.24	Second Amendment to Loan and Security Agreement dated as of December 29, 2003 among United States Lime & Minerals, Inc., Texas Lime Company, Arkansas Lime Company and National City Bank (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, File Number 000-4197).

10.25	Oil and Gas Lease Agreement dated as of May 28, 2004 between Texas Lime Company and EOG Resources, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, File Number 000-4197).

10.26	Credit Agreement dated as of August 25, 2004 among United States Lime & Minerals, Inc., each Lender from time to time a party thereto, and Wells Fargo Bank, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 31, 2004, File Number 000-4197).

10.27	Security Agreement dated as of August 25, 2004 among United States Lime & Minerals, Inc., Arkansas Lime Company, Colorado Lime Company, Texas Lime Company and U. S. Lime Company – Houston, in favor of Wells Fargo Bank, N. A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 31, 2004, File Number 000-4197).

10.28	Stock Purchase Agreement dated as of December 28, 2005 by and among Oglebay Norton Company, O-N Minerals Company, O-N Minerals (Lime) Company and Unite States Lime & Minerals, Inc.

10.29	Schedule of Non-Employee Director Compensation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 24, 2005, File Number 000-4197).

10.30	Second Amendment to Credit Agreement dated as of October 19, 2005 among United States Lime & Minerals, Inc., each Lender from time to time a party thereto, and Wells Fargo Bank, N.A., as Administrative Agent. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated October 20, 2005, File Number 000-4197).

10.31	Termination Agreement effective October 14, 2005 entered into by and between United States Lime & Minerals, Inc. and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 24, 2005, File Number 000-4197).

10.32	Amended and Restated Confirmation dated October 14, 2005 entered into by and between United States Lime & Minerals, Inc. and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated August 24, 2005, File Number 000-4197).

21	Subsidiaries of the Company.

23.1	Consent of Independent Registered Public Accounting Firm.

23.2	Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a)/15d-14(a)Certification by Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a)Certification by Chief Financial Officer.

32.1	Section 1350 Certification by Chief Executive Officer.

32.2	Section 1350 Certification by Chief Financial Officer.

Exhibits 10.1, 10.2, 10.5 through 10.7.1 and 10.29 are management contracts or compensatory plans or arrangements required to be filed as exhibits.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED STATES LIME & MINERALS, INC.

Date: March 13, 2006	By:	\s\ Timothy W. Byrne

Timothy W. Byrne, President and
Chief Executive Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 13, 2006	By:	\s\ Timothy W. Byrne

Timothy W. Byrne, President,
Chief Executive Officer, and Director
(Principal Executive Officer)

Date: March 13, 2006	By:	\s\ M. Michael Owens

M. Michael Owens, Vice President
and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: March 13, 2006	By:	\s\ Edward A. Odishaw

Edward A. Odishaw, Director

Date: March 13, 2006	By:	\s\ Antoine M. Doumet

Antoine M. Doumet, Director and
Chairman of the Board

Date: March 13, 2006	By:	\s\ Wallace G. Irmscher

Wallace G. Irmscher, Director

Date: March 13, 2006	By:	\s\ Richard W. Cardin

Richard W. Cardin, Director