Form 10-Q
period 2006-03-31
UNITED STATES LIME & MINERALS INC
filed 2006-05-11
CIK 82020

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 8, 2006, 6,149,203 shares of common stock, $0.10 par value, were outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)
(Unaudited)

	March 31, 2006	December 31, 2005
ASSETS
Current Assets:
Cash and cash equivalents	$725	$1,312
Trade receivables, net	14,958	11,360
Inventories	6,845	7,705
Prepaid expenses and other assets	1,408	1,617

Total current assets	23,936	21,994
Property, plant and equipment, at cost:	168,578	159,961
Less accumulated depreciation	(62,725)	(60,660)

Property, plant and equipment, net	105,853	99,301
Other assets, net	1,916	1,729

Total assets	$131,705	$123,024

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current installments of debt	$3,646	$3,333
Accounts payable	8,700	4,522
Accrued expenses	3,180	3,600

Total current liabilities	15,526	11,455
Debt, excluding current installments	52,286	51,667
Other liabilities	1,664	1,681

Total liabilities	69,476	64,803
Stockholders’ Equity:
Common stock	615	601
Additional paid-in capital	12,957	12,401
Accumulated other comprehensive income (loss)	926	(215)
Retained earnings	47,731	45,434

Total stockholders’ equity	62,229	58,221

Total liabilities and stockholders’ equity	$131,705	$123,024

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands of dollars, except per share amounts)
(Unaudited)

	QUARTER ENDED
	March 31,
	2006		2005 As Restated

Revenues
Lime and limestone operations	$27,719	98.0%	$19,772	100.0%
Natural gas interests	578	2.0%	—	—

	28,297	100.0	19,772	100.0
Cost of revenues:
Labor and other operating expenses	19,620	69.3%	13,493	68.2%
Depreciation, depletion and amortization	2,281	8.1%	1,890	9.6%

	21,901	77.4%	15,383	77.8%

Gross profit	6,396	22.6%	4,389	22.2%

Selling, general and administrative expenses	1,704	6.0%	1,400	7.1%

Operating profit	4,692	16.6%	2,989	15.1%

Other expense (income):
Interest expense	836	2.9%	1,138	5.8%
Other, net	24	0.1%	(18)	(0.1)%

	860	3.0%	1,120	5.7%

Income before income taxes and cumulative effect of change in accounting principle	3,832	13.6%	1,869	9.4%

Income tax expense	985	3.5%	374	1.9%

Net income before cumulative effect of change in accounting principle	2,847	10.1%	1,495	7.5%
Cumulative effect of change in accounting principle, net of $190 income tax benefit	(550)	(2.0)%	—	—%

Net income	$2,297	8.1%	$1,495	7.5%

Income per share of common stock:
Basic before cumulative effect of change in accounting principle	$0.47		$0.26
Cumulative effect of change in accounting principle	(0.09)		—

	$0.38		$0.26

Diluted before cumulative effect of change in accounting principle	$0.46		$0.25
Cumulative effect of change in accounting principle	(0.09)		—

	$0.37		$0.25

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)
(Unaudited)

	QUARTER ENDED
	MARCH 31,
	2006	2005
Operating Activities:
Net income	$2,297	$1,495
Adjustments to reconcile net income to net cash provided by operations:

Depreciation, depletion and amortization	2,317	1,960
Amortization of financing costs	6	27
Amortization of debt discount	—	8
Accretion of repurchase liability — warrant shares	—	347
Deferred income taxes	189	108
Loss on disposition of assets	44	12
Stock-based compensation	45	—
Changes in operating assets and liabilities:
Trade receivables	(3,598)	(840)
Inventories	860	(59)
Prepaid expenses and other assets	209	420
Other assets	759	(144)
Accounts payable and accrued expenses	1,920	1,530
Other liabilities	(8)	(73)

Total adjustments	2,743	3,296

Net cash provided by operations	$5,040	$4,791

Investing Activities:
Purchase of property, plant and equipment	$(6,872)	$(4,326)
Acquisition of business	(212)	—
Proceeds from sale of property, plant and equipment	—	1

Net cash used in investing activities	$(7,084)	$(4,325)
Financing Activities:
Proceeds from (repayment of) revolving credit facilities, net	$1,765	$(8)
Repayment of term loans	(833)	(625)
Proceeds from exercise of warrants	489	—
Proceeds from exercise of stock options	36	147

Net cash provided by (used in) financing activities	$1,457	$(486)

Net decrease in cash and cash equivalents	(587)	(20)
Cash and cash equivalents at beginning of period	1,312	227

Cash and cash equivalents at end of period	$725	$207

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Basis of Presentation
Presentation. The condensed consolidated financial statements included herein have been prepared by United States Lime & Minerals, Inc. (the “Company”) without independent audit. In the opinion of the Company’s management, all adjustments of a normal and recurring nature necessary to present fairly the financial position, results of operations and cash flows for the periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2005. The results of operations for the three-month period ended March 31, 2006 are not necessarily indicative of operating results for the full year.
Restatement of Revenues and Cost of Revenues. Revenues and cost of revenues for the first quarter 2005 have been restated to correct an error in accounting for external freight billed to customers (“External Freight”). Revenues were increased by $4,306,000 to include External Freight. The increase in revenues was entirely offset by a corresponding increase in cost of revenues, resulting in no change in previously reported gross profit, operating profit or net income for the 2005 quarter.
2. Organization
     The Company is a manufacturer of lime and limestone products, supplying primarily the construction, steel, municipal sanitation and water treatment, paper and agriculture industries. The Company is headquartered in Dallas, Texas and operates lime and limestone plants and distribution facilities in Arkansas, Colorado, Louisiana, Oklahoma and Texas through its wholly owned subsidiaries, Arkansas Lime Company, Colorado Lime Company, Texas Lime Company, U.S. Lime Company – Houston, U.S. Lime Company – Shreveport and U.S. Lime Company – St. Clair. The Company’s first quarter 2006 results of operations included the St. Clair operations which were acquired at the end of December 2005 (see Note 11).
     In addition, the Company, through its wholly owned subsidiary, U.S. Lime Company – O&G, LLC, has a 20% royalty interest and a 20% working interest with respect to oil and gas rights on the Company’s approximately 3,800 acres of land located in Johnson County, Texas in the Barnett Shale Formation. The Company reported its first revenues and gross profit from these interests in the first quarter 2006 (see Note 9).
3. Accounting Policies
     Revenue Recognition. The Company recognizes revenue in accordance with the terms of its purchase orders, contracts or purchase agreements, which are generally upon shipment, and when payment is considered probable. Revenues include External Freight with related costs in cost of revenues. The Company’s returns and allowances are minimal. External Freight included in first quarter 2006 and 2005 revenues was $6,312,000 and $4,306,000, respectively, which approximates the amount of External Freight billed to customers included in cost of revenues.
     Oil and Gas. The Company follows the successful-efforts method to account for oil and gas exploration and development expenditures. Under this method, drilling costs, costs to equip and related asset retirement costs for productive wells are capitalized and depleted using the units-of-production method. Capitalized costs of producing gas properties are depleted and depreciated after considering salvage value. Asset retirement obligations related to the Company’s natural gas interests are not material.

Stripping Costs in the Mining Industry. The FASB Emerging Issues Task Force (“EITF”) reached a consensus that stripping costs incurred after a mine begins production are costs of production and therefore should be accounted for as a component of inventory costs (EITF Issue No. 04-6). The Company previously capitalized certain stripping costs as deferred stripping costs, attributed them to the reserves that had been exposed, and amortized them into cost of revenues using the units-of-production method. As of December 31, 2005, the Company had $740,000 of capitalized deferred stripping costs. The EITF stated the new required accounting for stripping costs would be effective for years beginning after December 15, 2005. As a result of adopting this accounting change, the Company wrote off $740,000 of capitalized deferred stripping costs in the first quarter 2006, net of $190,000 income tax benefit, resulting in the $550,000 cumulative effect of change in accounting principle reflected on the condensed consolidated statements of operations.
4. Natural Gas Interests
     As of May 2004, the Company entered into an oil and gas lease agreement with EOG Resources, Inc. (“EOG”) with respect to oil and gas rights on the Company’s Johnson County, Texas property, that will continue so long as EOG is continually developing the leased property as set forth in the lease. The Company retained a 20% royalty interest in oil and gas produced from any successful wells drilled on the leased property and an option to participate in any well drilled on the leased property as a 20% working interest owner, provided the Company elects to participate prior to the commencement of each well. The Company has elected to participate as a 20% working interest owner in three wells that have been drilled and a fourth well that is currently being drilled. The Company currently intends to elect to participate as a 20% working interest owner in future wells to be drilled on the leased properties.
     Revenues in the 2006 quarter include $578,000 from the initial production from three natural gas wells drilled pursuant to the Company’s oil and gas lease. One of the wells began production in early February, and the remaining two began production in mid-March. Gross profit from the Company’s natural gas interests was $505,000 during the first quarter 2006. Drilling and completion costs have ranged between $350,000 and $450,000 per well for the Company’s 20% working interest. As of March 31, 2006, $1,218,000 of capitalized drilling and completion costs was included in property, plant and equipment on the Company’s condensed consolidated balance sheet.
5. Income Per Share of Common Stock
     The following table sets forth the computation of basic and diluted net income per common share (in thousands, except per share amounts):

	Quarter Ended
	March 31,
	2006	2005
Numerator:
Net income before cumulative effect of change in accounting principle per common share	$2,847	$1,495
Cumulative effect of change in accounting principle, net of $190 income tax benefit	(550)	—

Net income for basic and diluted income per common share	$2,297	$1,495

Denominator:
Denominator for basic income per common share– weighted-average shares	6,087	5,861

Effect of dilutive securities:
Warrants	55	—

	Quarter Ended
	March 31,
	2006	2005
Employee and director stock options (1)	113	123

Denominator for diluted income per common share – adjusted weighted average shares and assumed exercises	6,255	5,984
Income per share of common stock:
Basic before cumulative effect of change in accounting principle	$0.47	$0.26
Cumulative effect of change in accounting principle	(0.09)	—

	$0.38	$0.26
Diluted before cumulative effect of change in accounting principle	$0.46	$0.25
Cumulative effect of change in accounting principle	(0.09)	—

	$0.37	$0.25

(1)	52,250 options were excluded from the calculation of effect of dilutive securities because they were anti-dilutive.
6. Accumulated Other Comprehensive Income (Loss)
     The following table presents the components of comprehensive income (in thousands):

	Quarter Ended
	March 31,
	2006	2005
Net income
	$2,297	$1,495
Change in fair value of interest rate hedge	1,141	590

Comprehensive income
	$3,438	$2,085

     Accumulated other comprehensive income (loss) consisted of the following (in thousands):

	March 31,	December 31,
	2006	2005
Mark-to-market for interest rate hedge
	$1,321	$237
Minimum pension liability adjustment, net of tax benefit	(395)	(452)

Accumulated other comprehensive income (loss)	$926	$(215)

7. Inventories
     Inventories are valued principally at the lower of cost, determined using the average cost method, or market. Costs for finished goods include materials, labor, and production overhead. Inventories consisted of the following (in thousands):

	March 31,	December 31,
	2006	2005
Lime and limestone inventories:
Raw materials	$2,192	$3,177
Finished goods	1,213	1,331

	3,405	4,508
Service parts inventories	3,440	3,197

Total inventories	$6,845	$7,705

8. Banking Facilities and Other Debt
     On October 19, 2005, the Company entered into an amendment to its credit agreement (the “Amendment”) primarily to increase the loan commitments and extend the maturity dates. As a result of the Amendment, the Company’s credit agreement now includes a ten-year $40,000,000 term loan (the “New Term Loan”), a ten-year $20,000,000 multiple draw term loan (the “Draw Term Loan”) and a five-year $30,000,000 revolving credit facility (the “New Revolving Facility”) (collectively, the “New Credit Facilities”). The proceeds from the New Term Loan were used primarily to repay the outstanding balances on the term loan and revolving credit facility under the credit agreement prior to the Amendment. In December 2005, the Company drew down $15,000,000 on the Draw Term Loan to acquire U.S. Lime Company – St. Clair. The Company had $252,000 worth of letters of credit issued and $1,765,000 outstanding on the New Revolving Facility at March 31, 2006.
     The New Term Loan requires quarterly principal payments of $833,000, which began on March 31, 2006, equating to a 12-year amortization, with a final principal payment of $7,500,000 due on December 31, 2015. The Draw Term Loan will require quarterly principal payments, based on a 12-year amortization, of the principal outstanding thereon on January 1, 2007, beginning March 31, 2007, with a final principal payment on December 31, 2015 equal to any remaining principal then-outstanding. The New Revolving Facility is scheduled to mature on October 20, 2010. The maturity of the New Term Loan, the Draw Term Loan and the New Revolving Facility can be accelerated if any event of default, as defined under the New Credit Facilities, occurs.
     The New Credit Facilities continue to bear interest, at the Company’s option, at either LIBOR plus a margin of 1.25% to 2.50%, or the bank’s Prime Rate plus a margin of minus 0.50% to plus 0.50%. The margins are determined quarterly in accordance with a defined rate spread based on the ratio of the Company’s average total funded senior indebtedness for the preceding four quarters to EBITDA for the 12 months ended on the last day of the most recent calendar quarter. There were no material changes to the covenants and restrictions contained in the credit agreement as a result of the Amendment.
     The Company has a hedge that fixes LIBOR at 4.695% on the $40,000,000 New Term Loan for the period December 30, 2005 through its maturity date, resulting in an interest rate of 6.44% based on the current LIBOR margin of 1.75%. Effective December 30, 2005, the Company also entered into a hedge that fixes LIBOR at 4.875% on the $15,000,000 balance outstanding on the Draw Term Loan through its maturity date, resulting in an interest rate of 6.625% based on the current LIBOR margin of 1.75%. The Company designated both hedges as cash flow hedges, and as such, changes in their fair market value will be included in other comprehensive income or loss. The Company will be exposed to credit losses in the event of non-performance by the counterparty of the hedges.
     On August 25, 2004, the Company entered into a credit agreement with a bank (the “Lender”) that, prior to the Amendment, included a five-year $30,000,000 term loan (the “Term Loan”), and a three-year $30,000,000 revolving credit facility (the “Revolving Credit Facility”) (collectively, the “Credit Facilities”). At the closing of the Credit Facilities, the Company borrowed $37,780,000 (the entire Term Loan, and $7,780,000 on the Revolving Credit Facility) to repay the outstanding balances, including a prepayment penalty and accrued interest, on the Company’s previous bank term loan and revolving credit facility. Pursuant to a security agreement, also dated August 25, 2004 (the “Security Agreement”), the Credit Facilities were, and the New Credit Facilities are, secured by the Company’s existing and hereafter acquired tangible assets, intangible assets and real property. The Company paid the Lender an origination fee equal to 0.25% of the total amount committed under the Credit Facilities.
     The Term Loan required a principal payment of $200,000 on September 30, 2004 and quarterly principal payments of $625,000 thereafter, which equated to a 12-year amortization, with a final principal payment of $17,925,000 due on August 25, 2009. The Credit Facilities bore interest at rates determined under the same provisions as described above for the New Credit Facilities. In conjunction with the Credit Facilities, the Company entered into a hedge to fix LIBOR for the Term Loan at 3.87% on $25,000,000 for the period September 1, 2004 through the maturity date, and on the remaining principal balance of approximately $4,700,000 for the period December 31, 2004 through the maturity date, resulting in an interest rate of 5.62% for the Term Loan based on the then-existing margin of 1.75%. The hedges were designated as cash flow hedges, and as such, changes in their fair market value were included in other comprehensive income or loss.
     The New Credit Facilities and Security Agreement contain, as did the Credit Facilities, covenants that restrict the incurrence of debt, guarantees and liens, and place restrictions on investments and the sale of significant assets. The Company is also required to meet a minimum debt service coverage ratio and not exceed specified leverage ratios. The New Credit Facilities provide that the Company may pay annual dividends, not to exceed $1,500,000, so long as after such payment, the Company remains solvent and the payment does not cause or result in any default or event of default as defined under the New Credit Facilities.
     On August 5, 2003, the Company sold $14,000,000 of subordinated notes (the “Sub Notes”) in a private placement to three accredited investors, one of which is an affiliate of Inberdon Enterprises Ltd., the Company’s majority shareholder (“Inberdon”), and another of which is an affiliate of Robert S. Beall, who owns approximately 11% of the Company’s outstanding shares. The Company believes the terms of the private placement were more favorable to the Company than proposals previously received. Frost Securities, Inc. (“Frost”) provided an opinion to the Board of Directors that, from a financial point of view, the private placement was fair to the unaffiliated holders of the common stock in relation to other potential subordinated debt transactions then available to the Company. The Company paid Frost an aggregate of $381,000 for its advice, placement services and opinion.
     The net proceeds of approximately $13,450,000 from the private placement were primarily used to fund the Phase II expansion of the Company’s Arkansas facilities. Terms of the Sub Notes included: a maturity date of August 5, 2008, subject to acceleration upon a change in control; no mandatory principal payments prior to maturity; an interest rate of 14% (12% paid in cash and 2% paid in cash or in kind at the Company’s option); and, except as discussed below, no optional prepayment prior to August 5, 2005 and a 4% prepayment penalty (2% in certain specified circumstances prior to August 5, 2005) if repaid before maturity. The terms of the Sub Notes were identical to one another, except that the Sub Note for the affiliate of Inberdon did not prohibit prepayment prior to August 5, 2005 and did not require a prepayment penalty if repaid before maturity, resulting in a weighted average prepayment penalty of approximately 2.4% if the Sub Notes were repaid before maturity. The Sub Notes required compliance with the Company’s other debt agreements and restricted the sale of significant assets. In August 2005, the then-remaining $7,000,000 principal amount of Sub Notes was repaid along with a $280,000 prepayment penalty.
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
     Effective August 31, 2005, the holders of the warrants agreed to waive their Warrant Share put rights. The Company’s Warrant Share put liability was $1,337,000 as of August 31, 2005, which was eliminated by the waivers. Pursuant to accounting requirements, the Company increased stockholders’ equity by the $1,337,000, which represented non-cash charges to interest expense previously expensed by the Company, including a $798,000 charge to interest expense in the first eight months 2005. As a result of this waiver, the Company no longer has any liability to repurchase any Warrant Shares and will have no further charges or credits to interest expense for fluctuations in the price of the Company’s common stock.
     All of the warrants have been exercised as follows:
a)	In October 2005, R.S. Beall Capital Partners L.P., the affiliate of Mr. Beall, elected to exercise its warrant for 34,714 shares pursuant to the cashless exercise option. The market value of a share of the Company’s common stock, par value $0.10 per share (the

“Common Stock”) on the exercise date was $32.541, resulting in the issuance of 30,617 shares of common stock.

b)	On February 3, 2006, Credit Trust S.A.L. (“Credit Trust”), an affiliate of Inberdon, exercised for cash its warrant to acquire 63,643 shares of the Common Stock. The exercise price was $3.84 per share of Common Stock, and Credit Trust paid the Company $244,000. The Company issued 63,643 shares of Common Stock to Credit Trust pursuant to Section 4(2) of the Securities Act of 1933.

c)	On February 13, 2006, ABB Finance Inc. exercised for cash its warrant to acquire 63,643 shares of Common Stock. The exercise price was $3.84 per share of Common Stock, and ABB Finance Inc. paid the Company $244,000. The Company issued 63,643 shares of Common Stock to ABB Finance Inc. pursuant to Section 4(2) of the Securities Act of 1933.
     A summary of outstanding debt at the dates indicated is as follows (in thousands of dollars):

	March 31,	December 31,
	2006	2005
Term Loan	$39,167	$40,000
Draw Term Loan	15,000	15,000
Revolving Credit Facility	1,765	—

Subtotal	55,932	55,000
Less current installments	3,646	3,333

Debt, excluding current installments	$52,286	$51,667

9. Stock-Based Compensation
     Effective January 1, 2006, the Company adopted the provision of SFAS 123 (Revised 2004), Share-Based Payments (“SFAS 123(R)”), and selected the modified prospective method to initially report stock-based compensation amounts in the consolidated financial statements. The financial information presented for the quarter ended March 31, 2005 does not reflect any restatement with respect to stock-based compensation. Under the modified prospective method, compensation cost is recognized beginning with the effective date based on requirements of SFAS 123(R) for all stock-based awards granted after the adoption date and for all awards granted prior to the effective date of SFAS 123(R) that were unvested on the adoption date.
     The Company’s stock options have a contractual life of ten years. Upon the exercise of stock options, the Company issues common stock from its non-issued authorized shares that have been reserved for issuance pursuant to the Company’s 2001 Long Term Incentive Plan (the “2001 plan”) and

1992 stock option plan. As of March 31, 2006, the number of shares remaining available for future grant under the 2001 plan was 120,750.
     For the quarter ended March 31, 2006, the Company recorded $45,000 for stock-based compensation expense related to stock options. This amount is recorded in cost of revenues ($21,000) and selling, general and administrative expense ($24,000). The financial statement impact of recording $45,000 of stock-based compensation expense in the three months ended March 31, 2006 is as follows (in thousands, except per share amounts):

Gross profit	$21
Operating profit	$45
Net income	$33
Net income per common share (basic and diluted)	$0.01
Cash flows from operating activities	$(45)
Cash flows from financing activities	$—
     A summary of the Company’s stock option activity and related information for the quarter ended March 31, 2006 is as follows (dollar amount in thousands, except per share amount):

		Weighted
		Average	Aggregate Intrinsic
	Options	Exercise Price	Value

Outstanding at December 31, 2005	278,200	$10.27	$4,507
Granted	22,250	27.98	—
Exercised	(5,333)	6.64	102
Forfeited	(2,500)	28.08	—

Outstanding at March 31, 2006	292,617	$11.44	$4,728

Exercisable at March 31, 2006	182,756	$9.71	$4,082

Weighted average fair value of options granted during the quarter		$12.31

Weighted average remaining contractual life in years		7.29

     The total fair value of options vested during the quarter ended March 31, 2006, was $114,000. The total compensation cost not yet recognized for non-vested options at March 31, 2006 was $348,000, which will be recognized over the weighted average of 1.68 years.
     The following table summarizes information about options outstanding at March 31, 2006:

Outstanding				Exercisable
	Weighted Avg.		Weighted		Weighted	Weighted Avg.
Range of	Remaining	Number	Avg.	Number	Avg.	Remaining
Exercise	Contractual	of	Exercise	of	Exercise	Contractual
Prices	Life (Yrs.)	Shares	Price	Shares	Price	Life (Yrs.)
$3.26 - 3.85	6.98	62,500	$3.53	62,500	$3.53	6.98
$7.00 - 8.56	5.42	113,200	$8.05	92,867	$7.94	4.89
$11.35-13.31	8.83	64,667	$12.34	47,167	$12.03	8.83
$26.47-28.08	9.79	52,250	$27.11	26,223	$26.47	9.75

		292,617		228,757

     Prior to January 1, 2006, the Company accounted for stock-based payments using the intrinsic value method prescribed by APB 25 and related interpretations. As such, the Company did not recognize compensation expense associated with stock options.
     The following table illustrates the effect on net income per share of common stock if the Company had applied the fair value recognition provisions of SFAS 123(R) instead of APB 25’s intrinsic value method to account for stock-based employee and director compensation for the quarter ended March 31, 2005 (in thousands, except per share amounts):

Quarter Ended
March 31,
2005
Net income as reported	$1,495
Less: stock-based employee and director compensation expense, net of income taxes, under the fair value method	(119)

Pro forma net income	$1,376

Basic income per common share, as reported	$0.26
Diluted income per common share, as reported	$0.25
Pro forma basic income per common share	$0.23
Pro forma diluted income per common share	$0.22
     The fair values reflected above for the Company’s options were estimated at the date of grant using a lattice-based option valuation model, with the following weighted average assumptions for the 2006 and 2005 grants: risk-free interest rates of 4.64% in 2006, and 3.39% to 4.39% in 2005; a dividend yield of 0%; and a volatility factor of .608 in 2006, and .472 to .610 in 2005. In addition, the fair values for these options were estimated based on an expected life of three years.
10. Income Taxes
     The Company has estimated that its effective income tax rate for 2006 will be approximately 25.7%. As in prior periods, the primary reason for the effective rate being below the federal statutory rate is due to statutory depletion, which is allowed for income tax purposes and is a permanent difference between net income for financial reporting purposes and taxable income.
11. Acquisition
     On December 28, 2005, the Company acquired all of the issued and outstanding capital stock of O-N Minerals (St. Clair) Company (“St. Clair”) from a wholly-owned subsidiary of Oglebay Norton Company for $14,000,000 in cash, plus transaction costs. The purchase price was subsequently reduced by a $821,000 working capital adjustment. During the first quarter 2006, the Company paid the remaining $212,000 of transaction costs that were included in accounts payable and accrued expenses at December 31, 2005. There has been no material adjustment to the original allocation of the purchase price. The Company funded the St. Clair purchase with a $15,000,000 advance from its ten-year $20,000,000 Draw Term Loan. The Company acquired St. Clair to increase its lime and limestone operations, to seek anticipated synergistic benefits with its Texas and Arkansas facilities and to expand its market reach and better serve its customers.
     The Company’s results of operations for the first quarter 2006 included revenues of $4,785,000 (including $1,071,000 of External Freight billed to customers) and gross profit of $599,000 from the Company’s St. Clair lime and limestone operations.

     The following unaudited pro forma selected financial information (the “Pro Forma”) has been derived from the historical financial statements of the Company and St. Clair. The Pro Forma is presented as if the acquisition of St. Clair had occurred as of January 1, 2005 and does not reflect any operating efficiencies or cost savings the Company may achieve with respect to the acquisition. It also does not reflect any future increases in prices for St. Clair’s products that may be attained by the Company. The Pro Forma was prepared in accordance with the purchase method of accounting for business combinations. The Pro Forma is not necessarily indicative of the operating results that would have occurred had the acquisition been consummated as of January 1, 2005, nor the consolidated results of future operations (in thousands, except per share amounts):

Quarter
Ended
March 31,
2005
(Unaudited)
Revenues	$24,131
Operating profit	$3,009
Net income	$1,361
Income per share of common stock:
Basic	$0.23
Diluted	$0.22

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements. Any statements contained in this Report that are not statements of historical fact are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements in this Report, including without limitation statements relating to the Company’s plans, strategies, objectives, expectations, intentions, and adequacy of resources, are identified by such words as “will,” “could,” “should,” “believe,” “expect,” “intend,” “plan,” “schedule,” “estimate,” “anticipate,” and “project.” The Company undertakes no obligation to publicly update or revise any forward-looking statements. The Company cautions that forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from expectations, including without limitation the following: (i) the Company’s plans, strategies, objectives, expectations, and intentions are subject to change at any time in the Company’s discretion; (ii) the Company’s plans and results of operations will be affected by its ability to manage its growth; (iii) the Company’s ability to meet short-term and long-term liquidity demands, including servicing the Company’s debt; (iv) inclement weather conditions; (v) increased fuel, electricity and transportation costs; (vi) unanticipated delays or cost overruns in completing construction projects; (vii) the Company’s ability to successfully integrate acquired operations; (viii) reduced demand for the Company’s lime and limestone products; (ix) the uncertainties of development, recovery and prices with respect ot the Company’s natural gas interests; and (x) other risks and uncertainties set forth in this report or indicated from time to time in the Company’s filings with the Securities and Exchange Commission, including the Company’s Form 10-K for the fiscal year ended December 31, 2005.
Overview
     The Company is a manufacturer of lime and limestone products, supplying primarily the construction, steel, municipal sanitation and water treatment, paper and agriculture industries. The Company is headquartered in Dallas, Texas and operates lime and limestone plants and distribution facilities in Arkansas, Colorado, Louisiana, Oklahoma and Texas through its wholly owned subsidiaries, Arkansas Lime Company, Colorado Lime Company, Texas Lime Company, U.S. Lime Company – Houston, U.S. Lime Company – Shreveport and U.S. Lime Company – St. Clair. The Company’s first quarter 2006 results of operations included the St. Clair operations which were acquired at the end of December 2005 (see Note 11 of Notes to condensed consolidated financial statements). A third preheater kiln at the Company’s Arkansas facilities is under construction and on target to be brought on line in summer 2006.
     In addition, the Company, through its wholly owned subsidiary, U.S. Lime Company – O&G, LLC, has a 20% royalty interest and a 20% working interest with respect to oil and gas rights on the Company’s approximately 3,800 acres of land located in Johnson County, Texas in the Barnett Shale Formation. The Company reported its first revenues and gross profit from these interests in the first quarter 2006 (see Note 9 of Notes to condensed consolidated financial statements).
     During the first quarter 2006, there was increased lime demand from the Company’s steel customers, which has continued into the second quarter. With prices for the Company’s lime and limestone products remaining strong, the addition of the St. Clair operations and income from natural gas interests, the Company reported record gross profit and net income for the first quarter 2006 despite continuing increases in fuel, electricity and transportation costs during the period.
Liquidity and Capital Resources
     Net cash provided by operating activities was $5,040,000 in the quarter ended March 31, 2006, compared to $4,791,000 in the quarter ended March 31 2005, an increase of $249,000, or 5.2%. In the 2006 quarter, cash provided by operating activities was principally composed of $2,297,000 net income and $2,317,000 depreciation, depletion and amortization (“DD&A”). The improvement in the 2006 quarter compared to the 2005 quarter was primarily the result of the $802,000 increase in net income, partially offset by changes in working capital items. Cash provided by operating activities is composed of net income, DD&A, other non-cash items included in net income and changes in working capital. Other than DD&A, the primary non-cash expense in the 2005 quarter was non-cash interest expenses of $382,000. The most significant increases in working capital items during the 2006 quarter were a $3,598,000 increase in trade receivables and a $1,920,000 net increase in accounts payable and accrued expenses, both primarily resulting from the Company’s expanded operations including the St. Clair acquisition. The largest changes in working capital items in the 2005 quarter were a $840,000 increase in trade receivables and a $1,530,000 net increase in accounts payable and accrued expenses, both of which also resulted from expanded operations.
     The Company invested $6,872,000 in capital expenditures and $212,000 related to the acquisition of St. Clair in the first quarter 2006, compared to $4,326,000 of capital expenditures in the same period last year. Included in the capital expenditures during the first quarter 2006 was approximately $3,900,000 for the construction of the third kiln at Arkansas and approximately $865,000 for drilling and completion costs for our 20% working interest in natural gas wells. Approximately $1,795,000 of the first quarter 2005 capital expenditures related to the refurbishing of the Shreveport terminal and the installation of a new kiln baghouse at our Texas facilities.
     Net cash provided by financing activities was $1,457,000 in the 2006 quarter, including proceeds of $1,765,000 from the Company’s revolving credit facilities and $525,000 from the exercise of warrants and stock options, partially offset by $833,000 for repayment of debt. This compares to net cash used of $486,000 in the 2005 quarter, including $625,000 for repayment of debt partially offset by $147,000 proceeds from the exercise of stock options.
     On October 19, 2005, the Company entered into an amendment to its credit agreement (the “Amendment”) primarily to increase the loan commitments and extend the maturity dates. As a result of the Amendment, the Company’s credit agreement now includes a ten-year $40,000,000 term loan (the “New Term Loan”), a ten-year $20,000,000 multiple draw term loan (the “Draw Term Loan”) and a five-year $30,000,000 revolving credit facility (the “New Revolving Facility”) (collectively, the “New Credit Facilities”). The proceeds from the New Term Loan were used primarily to repay the outstanding balances on the term loan and revolving credit facility under the credit agreement prior to the Amendment. In December 2005, the Company drew down $15,000,000 on the Draw Term Loan to acquire U.S. Lime Company – St. Clair. The Company had $252,000 worth of letters of credit issued and $1,765,055 outstanding on the New Revolving Facility at March 31, 2006.
     The New Term Loan requires quarterly principal payments of $833,000, which began on March 31, 2006, equating to a 12-year amortization, with a final principal payment of $7,500,000 due on December 31, 2015. The Draw Term Loan will require quarterly principal payments, based on a 12-year amortization, of the principal outstanding thereon on January 1, 2007, beginning March 31, 2007, with a final principal payment on December 31, 2015 equal to any remaining principal then-outstanding. The New Revolving Facility is scheduled to mature on October 20, 2010. The maturity of the New Term Loan, the Draw Term Loan and the New Revolving Facility can be accelerated if any event of default, as defined under the New Credit Facilities, occurs.
     The New Credit Facilities continue to bear interest, at the Company’s option, at either LIBOR plus a margin of 1.25% to 2.50%, or the bank’s Prime Rate plus a margin of minus 0.50% to plus 0.50%. The margins are determined quarterly in accordance with a defined rate spread based on the ratio of the Company’s average total funded senior indebtedness for the preceding four quarters to EBITDA for the 12 months ended on the last day of the most recent calendar quarter. There were no material changes to the covenants and restrictions contained in the credit agreement as a result of the Amendment.
     In conjunction with the Amendment, the Company terminated the then-existing hedge and rolled its value into a new hedge (the “New Term Loan Hedge”) to buy down the fixed interest rate. The New Term Loan Hedge fixes LIBOR at 4.695% on the $40,000,000 New Term Loan for the period December 30, 2005 through its maturity date, resulting in an interest rate of 6.44% based on the then current LIBOR margin of 1.75%. Effective December 30, 2005, the Company also entered into a hedge that fixes LIBOR at 4.875% on the $15,000,000 balance outstanding on the Draw Term Loan through its maturity date, resulting in an interest rate of 6.625% based on the current LIBOR margin of 1.75%. The Company designated both hedges as cash flow hedges, and as such, changes in their fair market value will be included in other comprehensive income or loss. The Company will be exposed to credit losses in the event of non-performance by the counterparty of the hedges.
     On August 25, 2004, the Company entered into a credit agreement with a bank (the “Lender”) that, prior to the Amendment, included a five-year $30,000,000 term loan (the “Term Loan”), and a three-year $30,000,000 revolving credit facility (the “Revolving Credit Facility”) (collectively, the “Credit Facilities”). At the closing of the Credit Facilities, the Company borrowed $37,780,000 (the entire Term Loan, and $7,780,000 on the Revolving Credit Facility) to repay the outstanding balances, including a prepayment penalty and accrued interest, on the Company’s previous bank term loan and revolving credit facility. Pursuant to a security agreement, also dated August 25, 2004 (the “Security Agreement”), the Credit Facilities were, and the New Credit Facilities are, secured by the Company’s existing and hereafter acquired tangible assets, intangible assets and real property. The Company paid the Lender an origination fee equal to 0.25% of the total amount committed under the Credit Facilities.
     The Term Loan required a principal payment of $200,000 on September 30, 2004 and quarterly principal payments of $625,000 thereafter, which equated to a 12-year amortization, with a final principal payment of $17,925,000 due on August 25, 2009. The Credit Facilities bore interest at rates determined under the same provisions as described above for the New Credit Facilities. In conjunction with the Credit Facilities, the Company entered into a hedge to fix LIBOR for the Term Loan at 3.87% on $25,000,000 for the period September 1, 2004 through the maturity date, and on the remaining principal balance of approximately $4,700,000 for the period December 31, 2004 through the maturity date, resulting in an interest rate of 5.62% for the Term Loan based on the then-existing margin of 1.75%. The hedges were designated as cash flow hedges, and as such, changes in their fair market value were included in other comprehensive income or loss.
     The New Credit Facilities and Security Agreement contain, as did the Credit Facilities, covenants that restrict the incurrence of debt, guarantees and liens, and place restrictions on investments and the sale of significant assets. The Company is also required to meet a minimum debt service coverage ratio and not exceed specified leverage ratios. The New Credit Facilities provide that the Company may pay annual dividends, not to exceed $1,500,000, so long as after such payment, the Company remains solvent and the payment does not cause or result in any default or event of default as defined under the New Credit Facilities.
     On August 5, 2003, the Company sold $14,000,000 of subordinated notes (the “Sub Notes”) in a private placement to three accredited investors, one of which is an affiliate of Inberdon Enterprises Ltd., the Company’s majority shareholder (“Inberdon”), and another of which is an affiliate of Robert S. Beall, who owns approximately 11% of our outstanding shares. The Company believes the terms of the private placement were more favorable to the Company than proposals previously received. Frost Securities, Inc. (“Frost”) provided an opinion to the Board of Directors that, from a financial point of view, the private placement was fair to the unaffiliated holders of the common stock in relation to other potential subordinated debt transactions then available to the Company. The Company paid Frost an aggregate of $381,000 for its advice, placement services and opinion.
     The net proceeds of approximately $13,450,000 from the private placement were primarily used to fund the Phase II expansion of the Company’s Arkansas facilities. Terms of the Sub Notes included: a maturity date of August 5, 2008, subject to acceleration upon a change in control; no mandatory principal payments prior to maturity; an interest rate of 14% (12% paid in cash and 2% paid in cash or in kind at the Company’s option); and, except as discussed below, no optional prepayment prior to August 5, 2005 and a 4% prepayment penalty (2% in certain specified circumstances prior to August 5, 2005) if repaid before maturity. The terms of the Sub Notes were identical to one another, except that the Sub Note for the affiliate of Inberdon did not prohibit prepayment prior to August 5, 2005 and did not require a prepayment penalty if repaid before maturity, resulting in a weighted average prepayment penalty of approximately 2.4% if the Sub Notes were repaid before maturity. The Sub Notes required compliance with our other debt agreements and restricted the sale of significant assets. In August 2005, the then-remaining $7,000,000 principal amount of Sub Notes was repaid along with a $280,000 prepayment penalty.
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
     Effective August 31, 2005, the holders of the warrants agreed to waive their Warrant Share put rights. The Company’s Warrant Share put liability was $1,337,000 as of August 31, 2005, which was eliminated by the waivers. Pursuant to accounting requirements, the Company increased stockholders’ equity by the $1,337,000, which represented non-cash charges to interest expense previously expensed by the Company, including a $798,000 charge to interest expense in the first eight months 2005. As a result of this waiver, the Company no longer has any liability to repurchase any Warrant Shares and will have no further charges or credits to interest expense for fluctuations in the price of the Company’s common stock.
     All of the warrants have been exercised as follows:
a)	In October 2005, R.S. Beall Capital Partners L.P., the affiliate of Mr. Beall, elected to exercise its warrant for 34,714 shares pursuant to the cashless exercise option. The market value of a share of the Company’s common stock, par value $0.10 a share (the “Common Stock”) on the exercise date was $32.541, resulting in the issuance of 30,617 shares of common stock.

b)	On February 3, 2006, Credit Trust S.A.L. (“Credit Trust”), an affiliate of Inberdon, exercised for cash its warrant to acquire 63,643 shares of the Common Stock. The exercise price was $3.84 per share of Common Stock, and Credit Trust paid the Company $244,000. The Company issued 63,643 shares of Common Stock to Credit Trust pursuant to Section 4(2) of the Securities Act of 1933.

c)	On February 13, 2006, ABB Finance Inc. exercised for cash its warrant to acquire 63,643 shares of Common Stock. The exercise price was $3.84 per share of Common Stock, and ABB Finance Inc. paid the Company $244,000. The Company issued 63,643 shares of Common Stock to ABB Finance Inc. pursuant to Section 4(2) of the Securities Act of 1933.
     As of October 18, 2005, the Company entered into the initial contract for the construction of the third preheater kiln at its Arkansas facilities. The third kiln will be similar to the existing two kilns and will increase quicklime production capacity at the Arkansas facilities by approximately 50%. The project, which will also include certain crushing and stone handling enhancements and additional finished goods silos and load outs, is currently expected to be completed in summer 2006 and cost approximately $26,000,000, which will be funded from draws on the Draw Term Loan and/or the New Revolving Facility and funds generated from operations.
     The Company is not contractually committed to any planned capital expenditures for its lime and limestone operations until actual orders are placed for equipment. Under the Company’s oil and gas lease agreement, and pursuant to the Company’s subsequent election to participate as a 20% working interest owner, unless, within five days after receiving an AFE (authorization for expenditures) for a proposed well, the Company provides notice otherwise, the Company is deemed to have elected to participate as a 20% working interest owner. As a 20% working interest owner, the Company is responsible for 20% of the costs to drill and complete the well. As of March 31, 2006, the Company had contractual commitments of approximately $15,000,000, including approximately $2,000,000 that is included in current liabilities on the March 31, 2006 condensed consolidated balance sheet, for the third kiln at Arkansas and approximately $300,000 for drilling and completion costs for the Company’s 20% working interest in the first four natural gas wells drilled or being drilled under the Company’s oil and gas lease.
     As of March 31, 2006, the Company had $55,932,000 in total debt outstanding.
Results of Operations
     Revenues increased to $28,297,000 in the first quarter 2006, the highest first quarter revenues in the Company’s history, from $19,772,000 in the first quarter 2005, an increase of $8,525,000, or

43.1%. Revenues in the 2006 quarter included $4,785,000 (including $1,071,000 of external freight billed to customers) from the Company’s St. Clair lime and limestone operations acquired at the end of 2005, and $578,000 from the Company’s interests in the initial production from three natural gas wells drilled pursuant to the Company’s oil and gas lease covering its Johnson County, Texas property. The increase in revenues for lime and limestone products was primarily due to revenues from the St. Clair operations, average price increases of 8.2% for the Company’s products in the 2006 quarter compared to the 2005 quarter, and increased freight revenues and sales volumes from the Company’s other lime and limestone operations, including Arkansas where demand has increased from the Company’s steel customers.
     The Company’s gross profit was $6,396,000 for the first quarter 2006, including $502,000 from its natural gas interests, compared to $4,389,000 for the first quarter 2005, an increase of $2,007,000, or 45.7%. Gross profit from lime and limestone operations increased in the 2006 quarter compared to the 2005 quarter primarily due to average price increases of 8.2% for the Company’s products in the 2006 quarter compared to the 2005 quarter and increased sales volumes from the Company’s other lime and limestone operations, as well as 599,000 of gross profit from St. Clair.
     Selling, general and administrative expenses (“SG&A”) increased by $304,000, or 21.7%, to $1,704,000 in the first quarter 2006, compared to $1,400,000 in the first quarter 2005, principally as a result of increased employee compensation and benefits and an increase in professional fees, primarily for compliance with the Sarbanes-Oxley Act of 2002 and associated regulatory requirements. As a percentage of revenues, SG&A declined to 6.0% in the first quarter 2006 from 7.1% in the comparable 2005 quarter.
     Interest expense in the first quarter 2006 decreased $302,000, or 26.5%, to $836,000, compared to $1,138,000 in the first quarter 2005. The decrease in interest expense in the 2006 quarter primarily resulted from the elimination of the Warrant Share put liability (which accounted for $347,000 of interest expense in the first quarter 2005) and prepayment of the $7,000,000 then-remaining principle balance of the Sub Notes in August 2005, partially offset by interest on the $15,000,000 borrowed under the Draw Term Loan in December 2005 for the St. Clair acquisition. Also, approximately $62,000 of interest was capitalized in the first quarter 2006 as part of the construction of the third kiln at the Company’s Arkansas facilities.
     Income tax expense increased to $985,000 in the first quarter 2006 from $374,000 in the first quarter 2005, an increase of $611,000, or 163.4%. The primary reasons for the increase in income taxes were the $1,963,000 increase (105.1%) to $3,832,000 in income before income taxes and cumulative effect of change in accounting principle compared to $1,869,000 in the first quarter 2005 and an increase in the Company’s average effective income tax rate.
     As a result of the required adoption of an accounting change for deferred stripping as discussed in Note 3 of Notes to Condensed Consolidated Financial Statements, the Company wrote off $740,000 of capitalized deferred stripping costs in the first quarter 2006, net of $190,000 income tax benefit, resulting in the $550,000 cumulative effect of change in accounting principle, reflected on the condensed consolidated statements of operations.
     The Company’s net income after the cumulative effect of change in accounting principle was $2,297,000 ($0.37 per share diluted) during the first quarter 2006, compared to net income of $1,495,000 ($0.25 per share diluted) during the first quarter 2005, an increase of $802,000, or 53.6%.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Interest Rate Risk
     The Company is exposed to changes in interest rates, primarily as a result of floating interest rates on the New Revolving Facility. At March 31, 2006, the Company had $55,932,000 of indebtedness outstanding under floating rate debt. The Company has entered into interest rate swap agreements to swap floating rates for fixed LIBOR rates at 4.695%, plus the applicable margin, through maturity on the New Term Loan balance of $39,167,000, and 4.875%, plus the applicable margin, on the $15,000,000 Draw Term Loan balance, leaving the $1,765,000 New Revolving Facility balance subject to interest rate risk at March 31, 2006. Assuming no additional borrowings or repayments on the New Revolving Facility, a 100 basis point increase in interest rates would result in an increase in interest expense and a decrease in income before taxes of approximately $18,000 per year. This amount has been estimated by calculating the impact of such hypothetical interest rate increase on the Company’s non-hedged, floating rate debt of $1,765,000 outstanding under the New Revolving Facility at March 31, 2006 and assuming it remains outstanding over the next 12 months. Additional borrowings under the New Revolving Facility or the Draw Term Loan would increase this estimate. (see Note 8 of Notes to condensed consolidated financial statements.)
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
PART II. OTHER INFORMATION
ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     During the first quarter 2006, the Company issued an aggregate of 127,286 shares of common stock pursuant to the cash exercise of warrants in transactions exempt under Section 4(2) of the Securities Act of 1933. The exercise price for the warrants was $3.84 per share, and the aggregate proceeds to the Company from the exercises were $488,778. See Part I. Item 2: “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”
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

UNITED STATES LIME & MINERALS, INC.
May 11, 2006	By:	/s/ Timothy W. Byrne
Timothy W. Byrne
President and Chief Executive Officer (Principal Executive Officer)

May 11, 2006	By:	/s/ M. Michael Owens
M. Michael Owens
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

UNITED STATES LIME & MINERALS, INC.
Quarterly Report on Form 10-Q
Quarter Ended
March 31, 2006
Index to Exhibits

EXHIBIT
NUMBER	DESCRIPTION
31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.

32.1	Section 1350 Certification by the Chief Executive Officer.

32.2	Section 1350 Certification by the Chief Financial Officer.