Form 10-Q
period 2006-06-30
UNITED STATES LIME & MINERALS INC
filed 2006-08-04
CIK 82020

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 2, 2006, 6,193,176 shares of common stock, $0.10 par value, were outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)
(Unaudited)

	June 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$604	$1,312
Trade receivables, net	14,211	11,360
Inventories	7,050	7,705
Prepaid expenses and other current assets	596	1,617

Total current assets	22,461	21,994
Property, plant and equipment, at cost:	181,696	159,961
Less accumulated depreciation	(65,195)	(60,660)

Property, plant and equipment, net	116,501	99,301
Deferred tax assets, net	—	290
Other assets, net	2,589	1,439

Total assets	$141,550	$123,024

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of debt	$4,167	$3,333
Accounts payable	8,568	4,522
Accrued expenses	3,150	3,600

Total current liabilities	15,885	11,455
Debt, excluding current installments	55,803	51,667
Other liabilities	1,673	1,681
Deferred tax liabilities, net	602	—

Total liabilities	73,963	64,803
Stockholders’ equity:
Common stock	615	601
Additional paid-in capital	13,165	12,401
Accumulated other comprehensive income (loss)	1,733	(215)
Retained earnings	52,074	45,434

Total stockholders’ equity	67,587	58,221

Total liabilities and stockholders’ equity	$141,550	$123,024

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands of dollars, except per share amounts)
(Unaudited)

	THREE MONTHS ENDED				SIX MONTHS ENDED
	JUNE 30,				JUNE 30,
	2006		2005 As Restated		2006		2005 As Restated
Revenues
Lime and limestone operations	$30,824	96.5%	$21,375	100.0%	$58,543	97.2%	$41,147	100.0%
Natural gas interests	1,110	3.5%	—	—%	1,688	2.8%	—	—%

	31,934	100.0%	21,375	100.0%	60,231	100.0%	41,147	100.0%

Cost of revenues:
Labor and other operating expenses	21,233	66.5%	13,633	63.8%	40,854	67.8%	27,126	65.9%
Depreciation, depletion and amortization	2,300	7.2%	1,978	9.3%	4,580	7.6%	3,868	9.4%

	23,533	73.7%	15,611	73.0%	45,434	75.4%	30,994	75.3%

Gross profit	8,401	26.3%	5,764	27.0%	14,797	24.6%	10,153	24.7%

Selling, general and administrative expenses	1,770	5.5%	1,314	6.1%	3,474	5.8%	2,714	6.6%

Operating profit	6,631	20.8%	4,450	20.8%	11,323	18.8%	7,439	18.1%
Other expenses (income):
Interest expense	781	2.4%	868	4.1%	1,617	2.7%	2,006	4.9%
Other income, net	(115)	(0.4)%	(85)	(0.4)%	(91)	(0.2)%	(103)	(0.3)%

	666	2.1%	783	3.7%	1,526	2.5%	1,903	4.6%

Income before income taxes and cumulative effect of change in accounting principle	5,965	18.7%	3,667	17.2%	9,797	16.3%	5,536	13.5%

Income tax expense	1,622	5.1%	758	3.5%	2,607	4.3%	1,132	2.8%

Net income before cumulative effect of change in accounting principle	$4,343	13.6%	$2,909	13.6%	$7,190	11.9%	$4,404	10.7%
Cumulative effect of change in accounting principle, net of $190 income tax benefit	—	—	—	—	(550)	(0.9)%	—	—

Net income	$4,343	13.6%	$2,909	13.6%	$6,640	11.0%	$4,404	10.7%

Income per share of common stock:
Basic before cumulative effect of change in accounting principle	$0.70		$0.49		$1.17		$0.75
Cumulative effect of change in accounting principle	—		—		(0.09)		—

	$0.70		$0.49		$1.08		$0.75

Diluted before cumulative effect of change in accounting principle	$0.69		$0.49		$1.15		$0.74
Cumulative effect of change in accounting principle	—		—		(0.09)		—

	$0.69		$0.49		$1.06		$0.74

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)
(Unaudited)

	SIX MONTHS ENDED
	JUNE 30,
	2006	2005
Operating Activities:
Net income	$6,640	$4,404
Adjustments to reconcile net income to net cash provided by operations:
Depreciation, depletion and amortization	4,806	4,014
Amortization of financing costs	11	54
Amortization of debt discount	—	15
Accretion of repurchase liability — warrant shares	—	436
Deferred income taxes	892	108
Loss on disposition of assets	44	29
Stock-based compensation	217	—
Changes in operating assets and liabilities:
Trade receivables	(2,851)	(444)
Inventories	655	(93)
Prepaid expenses and other current assets	1,021	596
Other assets	787	(109)
Accounts payable and accrued expenses	1,839	789
Other liabilities	(7)	(69)

Total adjustments	7,414	5,326

Net cash provided by operations	14,054	9,730

Investing Activities:
Purchase of property, plant and equipment	(18,480)	(6,031)
Acquisitions of businesses	(1,812)	—
Proceeds from disposition of property, plant and equipment	—	30

Net cash used in investing activities	(20,292)	(6,031)

Financing Activities:
Proceeds from (repayment of) revolving credit facilities, net	1,636	(2,942)
Proceeds from term loans	5,000	—
Repayment of term loans	(1,667)	(1,250)
Proceeds from exercise of warrants	489	—
Proceeds from exercise of stock options	72	263

Net cash provided by (used in) financing activities	5,530	(3,929)
Net decrease in cash and cash equivalents	(708)	(199)
Cash and cash equivalents at beginning of period	1,312	227

Cash and cash equivalents at end of period	$604	$28

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Basis of Presentation
Presentation. The condensed consolidated financial statements included herein have been prepared by the Company without independent audit. In the opinion of the Company’s management, all adjustments of a normal and recurring nature necessary to present fairly the financial position, results of operations and cash flows for the periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2005 and the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2006. The results of operations for the three- and six-month periods ended June 30, 2006 are not necessarily indicative of operating results for the full year.
Restatement of Revenues and Cost of Revenues. Revenues and cost of revenues for the three- and six- month periods ended June 30, 2005 have been restated to correct an error in accounting for external freight billed to customers (“External Freight”). Revenues were increased by $4,251,000 and $8,557,000 for the three- and six-month periods ended June 30, 2005, respectively, to include External Freight. The increase in revenues was entirely offset by a corresponding increase in cost of revenues, resulting in no change in previously reported gross profit, operating profit or net income for the three- and six-month periods ended June 30, 2005.
2. Organization
     The Company is a manufacturer of lime and limestone products, supplying primarily the construction, steel, municipal sanitation and water treatment, paper and agriculture industries. The Company is headquartered in Dallas, Texas and operates lime and limestone plants and distribution facilities in Arkansas, Colorado, Louisiana, Oklahoma and Texas through its wholly owned subsidiaries, Arkansas Lime Company, Colorado Lime Company, Texas Lime Company, U.S. Lime Company, U.S. Lime Company – Shreveport and U.S. Lime Company – St. Clair. The Company’s results of operations for the three- and six-month periods ended June 30, 2006 included the St. Clair operations, which were acquired at the end of December 2005 (see Note 11).
     In addition, the Company, through its wholly owned subsidiary, U.S. Lime Company – O&G, LLC, has a 20% royalty interest and a 20% working interest, resulting in a 36% interest in revenues, with respect to oil and gas rights on the Company’s approximately 3,800 acres of land located in Johnson County, Texas in the Barnett Shale Formation. The Company reported its first revenues and gross profit from these natural gas interests in the first quarter 2006 (see Note 4).
3. Accounting Policies
Revenue Recognition. The Company recognizes revenue for sales of its lime and limestone products in accordance with the terms of its purchase orders, contracts or purchase agreements, which are generally upon shipment, and when payment is considered probable. Revenues include External Freight with related costs in cost of revenues. The Company’s returns and allowances are minimal. External Freight included in 2006 and 2005 revenues was $7,189,000 and $4,251,000 for the three-month periods and $13,501,000 and $8,557,000 for the six-month periods, respectively, which approximates the amount of External Freight billed to customers included in cost of revenues.
Oil and Gas. The Company follows the successful-efforts method to account for oil and gas exploration and development expenditures. Under this method, drilling costs, costs to equip and related asset retirement costs for productive wells are capitalized and depleted using the units-of-

production method. Capitalized costs of producing gas properties are depleted and depreciated after considering salvage value. Asset retirement obligations related to the Company’s natural gas interests are not material.
Stripping Costs in the Mining Industry. The Financial Accounting Standards Board Emerging Issues Task Force (“EITF”) reached a consensus that stripping costs incurred after a mine begins production are costs of production and therefore should be accounted for as a component of inventory costs (EITF Issue No. 04-6). The Company previously capitalized certain stripping costs as deferred stripping costs, attributed them to the reserves that had been exposed, and amortized them into cost of revenues using the units-of-production method. As of December 31, 2005, the Company had $740,000 of capitalized deferred stripping costs. The EITF stated the new required accounting for stripping costs would be effective for years beginning after December 15, 2005. As a result of adopting this accounting pronouncement, the Company wrote off $740,000 of capitalized deferred stripping costs in the first quarter 2006, net of $190,000 income tax benefit, resulting in a $550,000 cumulative effect of change in accounting principle reflected on the condensed consolidated statements of operations.
4. Natural Gas Interests
     As of May 2004, the Company entered into an oil and gas lease agreement with EOG Resources, Inc. (“EOG”) with respect to oil and gas rights on the Company’s Johnson County, Texas property that will continue so long as EOG is continually developing the leased property as set forth in the lease agreement. The Company retained a 20% royalty interest in oil and gas produced from any successful wells drilled on the leased property and an option to participate in any well drilled on the leased property as a 20% working interest owner, provided the Company elects to participate prior to the commencement of each well. The Company has elected to participate as a 20% working interest owner in four wells that have been drilled and two additional wells that are expected to be completed in the third quarter 2006. The Company currently intends to participate in additional wells expected to be drilled during 2006 and thereafter, but cannot predict the number that will be drilled or their results.
     Revenues include $1,110,000 and $1,688,000 for the three- and six-month periods ended June 30, 2006, respectively, from the production from four natural gas wells drilled pursuant to the Company’s oil and gas lease. One of the wells began production in early June 2006, and the remaining three began production in the first quarter. Gross profit from the Company’s natural gas interests was $830,000 and $1,332,000 during the second quarter and first half 2006, respectively. Drilling and completion costs have ranged between $350,000 and $450,000 per well for the Company’s 20% working interest. As of June 30, 2006, $1,994,000 of capitalized drilling and completion costs was included in property, plant and equipment, net on the Company’s condensed consolidated balance sheet.
5. Income Per Share of Common Stock
     The following table sets forth the computation of basic and diluted income per common share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Numerator:
Net income before cumulative effect of change in accounting principle per common share	$4,343	2,909	$7,190	4,404
Cumulative effect of change in accounting principle, net of $190 income tax benefit	—	—	(550)	—

Net income for basic and diluted income per common share	$4,343	2,909	$6,640	4,404

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Denominator:
Denominator for basic income per common share – weighted-average shares	6,211	5,890	6,119	5,875

Effect of dilutive securities:
Warrants	—	—	27	—
Employee and director stock options (1)	126	108	119	116

Denominator for diluted income per common share – adjusted weighted-average shares and assumed exercises	6,337	5,998	6,265	5,991
Income per share of common stock:
Basic before cumulative effect of change in accounting principle	$0.70	0.49	$1.17	0.75
Cumulative effect of change in accounting principle	—	—	(0.09)	—

	$0.70	0.49	$1.08	0.75
Diluted before cumulative effect of change in accounting principle	$0.69	0.49	$1.15	0.74
Cumulative effect of change in accounting principle	—	—	(0.09)	—

	$0.69	0.49	$1.06	0.74

(1)	Options to acquire 8,000 shares of common stock were excluded from the calculation of dilutive securities for the 2006 periods because they were anti-dilutive.
6. Accumulated Other Comprehensive Income (Loss)
     The following table presents the components of comprehensive income (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net income	$4,343	2,909	$6,640	4,404
Change in fair value of interest rate hedge	807	(400)	1,948	190

Comprehensive income	$5,150	2,509	$8,588	4,594

     Accumulated other comprehensive income (loss) consisted of the following (in thousands):

	June 30,	December 31,
	2006	2005
Mark-to-market for interest rate hedge	$2,128	$237
Minimum pension liability adjustment, net of tax benefit	(395)	(452)

Accumulated other comprehensive income (loss)	$1,733	$(215)

7. Inventories
     Inventories are valued principally at the lower of cost, determined using the average cost method, or market. Costs for finished goods include materials, labor, and production overhead. Inventories consisted of the following (in thousands):

	June 30,	December 31,
	2006	2005
Lime and limestone inventories:
Raw materials	$2,491	$3,177
Finished goods	873	1,331

	3,364	4,508
Service parts inventories	3,686	3,197

Total inventories	$7,050	$7,705

8. Banking Facilities and Other Debt
     On October 19, 2005, the Company entered into an amendment to its credit agreement (the “Amendment”) primarily to increase the loan commitments and extend the maturity dates. As a result of the Amendment, the Company’s credit agreement now includes a ten-year $40,000,000 term loan (the “New Term Loan”), a ten-year $20,000,000 multiple draw term loan (the “Draw Term Loan”) and a five-year $30,000,000 revolving credit facility (the “New Revolving Facility”) (collectively, the “New Credit Facilities”). The proceeds from the New Term Loan were used primarily to repay the outstanding balances on the term loan and revolving credit facility under the credit agreement prior to the Amendment. In December 2005, the Company drew down $15,000,000 on the Draw Term Loan primarily to acquire U.S. Lime Company – St. Clair. The Company drew down the remaining $5,000,000 in the second quarter 2006, which was primarily used to pay construction costs of the third kiln at the Company’s Arkansas plant. The Company had $252,000 worth of letters of credit issued and $1,636,000 outstanding on the New Revolving Facility at June 30, 2006.
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
     The New Credit Facilities continue to bear interest, at the Company’s option, at either LIBOR plus a margin of 1.25% to 2.50%, or the bank’s Prime Rate plus a margin of minus 0.50% to plus 0.50%. The margins are determined quarterly in accordance with a defined rate spread based on the ratio of the Company’s average total funded senior indebtedness for the preceding four quarters to EBITDA (earnings before income taxes, depreciation, depletion and amortization) for the 12 months ended on the last day of the most recent calendar quarter. There were no material changes to the covenants and restrictions contained in the credit agreement as a result of the Amendment.
     The Company has a hedge that fixes LIBOR at 4.695% on the $40,000,000 New Term Loan for the period December 30, 2005 through its maturity date, resulting in an interest rate of 6.445% based on the current LIBOR margin of 1.75%. Effective December 30, 2005, the Company also entered into a hedge that fixes LIBOR at 4.875% on $15,000,000 then outstanding on the Draw Term Loan through its maturity date, resulting in an interest rate of 6.625% based on the current LIBOR margin of 1.75%. Effective June 30, 2006, the Company entered into a third hedge that fixes LIBOR at 5.50% on the remaining $5,000,000 of the Draw Term Loan through its maturity date, resulting in an interest rate of 7.25% based on the current LIBOR margin of 1.75%. The Company designated all of the hedges as cash flow hedges, and as such, changes in their fair market value will be included in other comprehensive income or loss. The Company will be exposed to credit losses in the event of non-performance by the counterparty of the hedges.
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
     The New Credit Facilities and Security Agreement contain, as did the Credit Facilities, covenants that restrict the incurrence of debt, guarantees and liens and place restrictions on investments and the sale of significant assets. The Company is also required to meet a minimum debt service coverage ratio and not exceed specified leverage ratios. The New Credit Facilities provide that the Company may pay annual dividends, not to exceed $1,500,000, so long as after such payment, the Company remains solvent and the payment does not cause or result in any default or event of default as defined under the New Credit Facilities.
     On August 5, 2003, the Company sold $14,000,000 of subordinated notes (the “Sub Notes”) in a private placement to three accredited investors, one of which is an affiliate of Inberdon Enterprises Ltd. (“Inberdon”), the Company’s majority shareholder, and another of which is an affiliate of Robert S. Beall, who owns approximately 11% of the Company’s outstanding shares. The Company believes the terms of the private placement were more favorable to the Company than proposals previously received. Frost Securities, Inc. (“Frost”) provided an opinion to the Board of Directors that, from a financial point of view, the private placement was fair to the unaffiliated holders of the common stock in relation to other potential subordinated debt transactions then available to the Company. The Company paid Frost an aggregate of $381,000 for its advice, placement services and opinion.
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
     Effective August 31, 2005, the holders of the warrants agreed to waive their Warrant Share put rights. The Company’s Warrant Share put liability was $1,337,000 as of August 31, 2005, which was eliminated by the waivers. Pursuant to accounting requirements, the Company increased stockholders’ equity by the $1,337,000, which represented non-cash charges to interest expense previously expensed by the Company, including a $798,000 charge to interest expense in the first eight months 2005. As a result of this waiver, the Company no longer has any liability to repurchase any Warrant Shares and will have no further charges or credits to interest expense for fluctuations in the price of the Company’s common stock related to the Warrant Shares.
     All of the warrants have been exercised as follows:
a)	In October 2005, R.S. Beall Capital Partners L.P., an affiliate of Mr. Beall, exercised its warrant for 34,714 shares pursuant to the cashless exercise option. The market value of a share of common stock on the exercise date was $32.541, resulting in the issuance of 30,617 shares of common stock.

b)	In February 2006, Credit Trust S.A.L. (“Credit Trust”), an affiliate of Inberdon, exercised for cash its warrant to acquire 63,643 shares of common stock. The exercise price was $3.84 per share of common stock, and Credit Trust paid the Company $244,000. The Company issued 63,643 shares of common stock to Credit Trust.

c)	In February 2006, ABB Finance Inc. exercised for cash its warrant to acquire 63,643 shares of common stock. The exercise price was $3.84 per share of common stock, and ABB Finance Inc. paid the Company $244,000. The Company issued 63,643 shares of common stock to ABB Finance Inc.
     A summary of outstanding debt at the dates indicated is as follows (in thousands of dollars):

	June 30,	December 31,
	2006	2005
New Term Loan	$38,334	$40,000
Draw Term Loan	20,000	15,000
New Revolving Facility	1,636	—

Subtotal	59,970	55,000
Less current installments	4,167	3,333

Debt, excluding current installments	$55,803	$51,667

9. Stock-Based Compensation
     Effective January 1, 2006, the Company adopted the provision of Statement of Financial Accounting Standards 123 (Revised 2004), Share-Based Payments (“SFAS 123(R)”), and selected the modified prospective method to initially report stock-based compensation amounts in the consolidated financial statements. The financial information presented for the three- and six-month periods ended June 30, 2005 does not reflect any restatement with respect to stock-based compensation. Under the modified prospective method, compensation cost is recognized beginning with the effective date based on requirements of SFAS 123(R) for all stock-based awards granted after the adoption date and for all awards granted prior to the effective date of SFAS 123(R) that were unvested on the adoption date.
     The Company’s stock options have a contractual life of ten years and vest over a period of zero to three years. Upon the exercise of stock options, the Company issues common stock from its non-issued authorized shares that have been reserved for issuance pursuant to the Company’s 2001 Long-Term Incentive Plan (the “2001 Plan”) and 1992 Stock Option Plan. As of June 30, 2006, the number of shares remaining available for future grant under the 2001 Plan was 112,750.

`

     For the three- and six-month periods ended June 30, 2006, the Company recorded $172,000 and $217,000, respectively, for stock-based compensation expense related to stock options. For the second quarter and first half 2006, these amounts are recorded in cost of revenues ($26,000 and $47,000, respectively) and selling, general and administrative expense ($146,000 and $170,000, respectively). The financial statement impact of recording stock-based compensation expense in the three- and six- month periods ended June 30, 2006 is as follows (in thousands, except per share amounts):

	Three Months Ended	Six Months Ended
	June 30, 2006	June 30, 2006
Gross profit	$26	$47
Operating profit	$172	$217
Net income	$126	$158
Net income per common share (basic and diluted)	$0.02	$0.03
Cash flows from operating activities	$(172)	$(45)
Cash flows from financing activities	$—	$—
     A summary of the Company’s stock option activity and related information for the six months ended June 30, 2006 is as follows (dollar amount in thousands, except per share amounts):

		Weighted
		Average	Aggregate Intrinsic
	Options	Exercise Price	Value
Outstanding at December 31, 2005	278,200	$10.17	$4,507
Granted	30,250	29.97	88
Exercised	(12,133)	8.07	256
Forfeited	(2,500)	28.08	—

Outstanding at June 30, 2006	293,817	$12.14	$6,117

Exercisable at June 30, 2006	229,957	$10.62	$5,121

Weighted average fair value of options granted during the period		$13.15

Weighted average remaining contractual life in years		7.10

     The total fair value of stock options that vested during the six months ended June 30, 2006 was approximately $238,000. The total compensation cost not yet recognized for non-vested options at June 30, 2006 was approximately $299,000, which will be recognized over the weighted average of 1.64 years.
     The following table summarizes information about stock options outstanding at June 30, 2006:

		Outstanding		Exercisable
	Weighted Avg.		Weighted		Weighted
Range of	Remaining	Number	Avg.	Number	Avg.
Exercise	Contractual	of	Exercise	of	Exercise
Prices	Life (Yrs.)	Shares	Price	Shares	Price
$3.26–3.85	6.73	61,500	$3.53	61,500	$3.53
$7.00–8.56	5.09	109,400	$8.03	89,067	$7.92
$11.35–13.31	8.58	62,667	$12.31	45,167	$11.98
$26.47–35.50	9.58	60,250	$28.23	34,223	$28.58

		293,817		229,957

     Prior to January 1, 2006, the Company accounted for stock-based payments using the intrinsic value method prescribed by Accounting Principles Board Opinion 25 (“APB 25”) and related interpretations. As such, the Company did not recognize compensation expense associated with stock options.
     The following table illustrates the effect on net income per share of common stock if the Company had applied the fair value recognition provisions of SFAS 123(R) instead of APB 25’s intrinsic value method to account for stock-based employee and director compensation for the three and six months ended June 30, 2005 (in thousands, except per share amounts):

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
Net income as reported	$2,909	$4,404
Less: stock-based employee and director compensation expense, net of income taxes, under the fair value method	(83)	(202)

Pro forma net income	$2,826	$4,202

Basic income per common share, as reported	$0.49	$0.75
Diluted income per common share, as reported	$0.49	$0.74
Pro forma basic income per common share	$0.48	$0.72
Pro forma diluted income per common share	$0.47	$0.70
     The fair values reflected above for the Company’s stock options were estimated at the date of grant using a lattice-based option valuation model, with the following weighted average assumptions for the 2006 and 2005 grants: risk-free interest rates of 4.64% to 4.89% in 2006, and 3.39% to 4.39% in 2005; a dividend yield of 0%; and a volatility factor of ..598 to .608 in 2006, and .472 to .610 in 2005. In addition, the fair values for these options were estimated based on an expected life of three years.
10. Income Taxes
     The Company has estimated that its effective income tax rate for 2006 will be approximately 26.6%. As in prior periods, the primary reason for the effective rates being below the federal statutory rate is due to statutory depletion, which is allowed for income tax purposes and is a permanent difference between net income for financial reporting purposes and taxable income. The Company had deferred tax liabilities, net of $602,000 at June 30, 2006 compared to a $290,000 of deferred tax assets, net at December 31, 2005. The primary reason for the change is the utilization of some of the Company’s deferred tax assets, specifically alternative minimum tax credit carryforwards and federal net operating loss carryforwards, during the six months ended June 30, 2006.
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
     The Company’s results of operations for the three- and six-month periods ended June 30, 2006 included revenues of $4,275,000 and $9,060,000 (including $1,019,000 and $2,090,000 of External

Freight billed to customers) and gross profit of $347,000 and $938,000, respectively, from the Company’s St. Clair lime and limestone operations.
     The following unaudited pro forma selected financial information (the “Pro Forma”) has been derived from the historical financial statements of the Company and St. Clair. The Pro Forma is presented as if the acquisition of St. Clair had occurred as of January 1, 2005 and does not reflect any operating efficiencies or cost savings the Company may have achieved with respect to the acquisition. It also does not reflect any increases in prices for St. Clair’s products that may have been attained by the Company. The Pro Forma was prepared in accordance with the purchase method of accounting for business combinations. The Pro Forma is not necessarily indicative of the operating results that would have occurred had the acquisition been consummated as of January 1, 2005, nor the consolidated results of future operations (in thousands, except per share amounts):

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
	(Unaudited)	(Unaudited)
Revenues	$25,548	$49,679

Operating profit	$4,273	$7,282

Net income	$2,645	$4,005

Income per share of common stock:
Basic	$0.45	$0.68
Diluted	$0.44	$0.67
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements. Any statements contained in this Report that are not statements of historical fact are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements in this Report, including without limitation statements relating to the Company’s plans, strategies, objectives, expectations, intentions, and adequacy of resources, are identified by such words as “will,” “could,” “should,” “believe,” “expect,” “intend,” “plan,” “schedule,” “estimate,” “anticipate,” and “project.” The Company undertakes no obligation to publicly update or revise any forward-looking statements. The Company cautions that forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from expectations, including without limitation the following: (i) the Company’s plans, strategies, objectives, expectations, and intentions are subject to change at any time in the Company’s discretion; (ii) the Company’s plans and results of operations will be affected by its ability to manage its growth; (iii) the Company’s ability to meet short-term and long-term liquidity demands, including servicing the Company’s debt; (iv) inclement weather conditions; (v) increased fuel, electricity and transportation costs; (vi) unanticipated delays or cost overruns in completing construction projects; (vii) the Company’s ability to successfully integrate acquired operations; (viii) reduced demand for the Company’s lime and limestone products; (ix) the uncertainties of development, recovery and prices with respect to the Company’s natural gas interests; and (x) other risks and uncertainties set forth in this report or indicated from time to time in the Company’s filings with the Securities and Exchange Commission, including the Company’s Form 10-K for the fiscal year ended December 31, 2005.

Overview
     The Company is a manufacturer of lime and limestone products, supplying primarily the construction, steel, municipal sanitation and water treatment, paper and agriculture industries. The Company is headquartered in Dallas, Texas and operates lime and limestone plants and distribution facilities in Arkansas, Colorado, Louisiana, Oklahoma and Texas through its wholly owned subsidiaries, Arkansas Lime Company, Colorado Lime Company, Texas Lime Company, U.S. Lime Company, U.S. Lime Company – Shreveport and U.S. Lime Company – St. Clair. The Company’s results of operations for the first quarter and first half 2006 included the St. Clair operations which were acquired at the end of December 2005 (see Note 11 of Notes to Condensed Consolidated Financial Statements). A third preheater kiln under construction at the Company’s Arkansas facilities has experienced slight construction delays due to a variety of reasons, including slow equipment delivery and a shortage of skilled labor to construct the kiln. The Company currently anticipates the kiln will be brought on line in fall 2006.
     In addition, the Company, through its wholly owned subsidiary, U.S. Lime Company – O&G, LLC, has a 20% royalty interest and a 20% working interest, resulting in a 36% interest in revenues, with respect to oil and gas rights on the Company’s approximately 3,800 acres of land located in Johnson County, Texas in the Barnett Shale Formation. The Company reported its first revenues and gross profit from these natural gas interests in the first quarter 2006 (see Note 4 of Notes to Condensed Consolidated Financial Statements).
     During the first six months 2006, there was increased lime demand from the Company’s steel customers, which has continued into the third quarter. With prices for the Company’s lime and limestone products remaining strong, the addition of the St. Clair operations and income from natural gas interests, the Company reported record revenues, gross profit and net income for the second quarter and first half 2006 despite continuing increases in fuel, electricity and transportation costs during the periods.
Liquidity and Capital Resources
     Net cash provided by operations was $14,054,000 for the six months ended June 30, 2006, compared to $9,730,000 for the six months ended June 30, 2005. In the first six months 2006, cash provided by operating activities was principally composed of $6,640,000 net income, $4,806,000 depreciation, depletion and amortization (“DD&A”) and $892,000 deferred income tax expense. The improvement in the first half 2006 compared to the comparable 2005 period was primarily the result of the $2,236,000 increase in net income, a $792,000 increase in depreciation, a $784,000 increase in deferred income taxes and $217,000 non-cash stock-based compensation recognized in the 2006 period. Cash provided by operating activities is composed of net income, DD&A, other non-cash items included in net income and changes in working capital. Other than DD&A, the primary non-cash expense in the first six months 2005 was non-cash interest expenses of $506,000. The most significant changes in working capital items during the first half 2006 were a $2,851,000 net increase in trade receivables and a $1,839,000 net increase in accounts payable and accrued expenses, both primarily resulting from the Company’s expanded operations, including its natural gas interests and the St. Clair acquisition, and a $1,021,000 decrease in prepaid expenses and other current assets, primarily resulting from the receipt of the $821,000 working capital adjustment on the St. Clair purchase price. The largest changes in working capital items in the 2005 period were a $444,000 net increase in trade receivables and a $789,000 net increase in accounts payable and accrued expenses, both of which also resulted from expanded operations.
     The Company invested $18,480,000 in capital expenditures in the first six months 2006, compared to $6,031,000 in capital expenditures in the same period last year. Included in the capital expenditures during the first six months 2006 was approximately $13,700,000 for the construction of the third kiln at Arkansas and approximately $1,200,000 for drilling and completion costs for the Company’s 20% working interest in natural gas wells. The Company also invested $1,812,000 in the first half 2006 for acquisitions of businesses, primarily for the acquisition of the assets of a lime slurry operation in the Dallas-Ft.Worth Metroplex. Capital expenditures in 2005 included approximately $1,367,000 related to the refurbishing of the Shreveport, Louisiana terminal and the installation of a new kiln baghouse at the Company’s Cleburne, Texas plant, which was accrued at December 31, 2004 and paid in 2005, as well as approximately $1,041,000 for the acquisition of land near the Company’s Arkansas facilities for possible future expansion.
     Net cash provided by financing activities was $5,530,000 in the first six months 2006, including a $5,000,000 draw on the Company’s multiple draw term loan, $1,636,000 from the Company’s revolving credit facility and $561,000 from the exercise of warrants and stock options, partially offset by $1,667,000 for repayment of debt. This compares to net cash used of $3,929,000 in the first six months 2005, primarily for repayment of debt.
     On October 19, 2005, the Company entered into an amendment to its credit agreement (the “Amendment”) primarily to increase the loan commitments and extend the maturity dates. As a result of the Amendment, the Company’s credit agreement now includes a ten-year $40,000,000 term loan (the “New Term Loan”), a ten-year $20,000,000 multiple draw term loan (the “Draw Term Loan”) and a five-year $30,000,000 revolving credit facility (the “New Revolving Facility”) (collectively, the “New Credit Facilities”). The proceeds from the New Term Loan were used primarily to repay the outstanding balances on the term loan and revolving credit facility under the credit agreement prior to the Amendment. In December 2005, the Company drew down $15,000,000 on the Draw Term Loan primarily to acquire U.S. Lime Company – St. Clair. The Company drew down the remaining $5,000,000 in the second quarter 2006, which was primarily used to pay construction costs of the third kiln at the Company’s Arkansas plant. The Company had $252,000 worth of letters of credit issued and $1,636,000 outstanding on the New Revolving Facility at June 30, 2006.
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
     The New Credit Facilities continue to bear interest, at the Company’s option, at either LIBOR plus a margin of 1.25% to 2.50%, or the bank’s Prime Rate plus a margin of minus 0.50% to plus 0.50%. The margins are determined quarterly in accordance with a defined rate spread based on the ratio of the Company’s average total funded senior indebtedness for the preceding four quarters to EBITDA (earnings before income taxes, depreciation, depletion and amortization) for the 12 months ended on the last day of the most recent calendar quarter. There were no material changes to the covenants and restrictions contained in the credit agreement as a result of the Amendment.
     The Company has a hedge that fixes LIBOR at 4.695% on the $40,000,000 New Term Loan for the period December 30, 2005 through its maturity date, resulting in an interest rate of 6.445% based on the current LIBOR margin of 1.75%. Effective December 30, 2005, the Company also entered into a hedge that fixes LIBOR at 4.875% on $15,000,000 then outstanding on the Draw Term Loan through its maturity date, resulting in an interest rate of 6.625% based on the current LIBOR margin of 1.75%. Effective June 30, 2006, the Company entered into a third hedge that fixes LIBOR at 5.50% on the remaining $5,000,000 of the Draw Term Loan through its maturity date, resulting in an interest rate of 7.25% based on the current LIBOR margin of 1.75%. The Company designated all of the hedges as cash flow hedges, and as such, changes in their fair market value will be included in other comprehensive income or loss. The Company will be exposed to credit losses in the event of non-performance by the counterparty of the hedges.
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
     The New Credit Facilities and Security Agreement contain, as did the Credit Facilities, covenants that restrict the incurrence of debt, guarantees and liens and place restrictions on investments and the sale of significant assets. The Company is also required to meet a minimum debt service coverage ratio and not exceed specified leverage ratios. The New Credit Facilities provide that the Company may pay annual dividends, not to exceed $1,500,000, so long as after such payment, the Company remains solvent and the payment does not cause or result in any default or event of default as defined under the New Credit Facilities.
     On August 5, 2003, the Company sold $14,000,000 of subordinated notes (the “Sub Notes”) in a private placement to three accredited investors, one of which is an affiliate of Inberdon Enterprises Ltd. (“Inberdon”), the Company’s majority shareholder, and another of which is an affiliate of Robert S. Beall, who owns approximately 11% of the Company’s outstanding shares. The Company believes the terms of the private placement were more favorable to the Company than proposals previously received. Frost Securities, Inc. (“Frost”) provided an opinion to the Board of Directors that, from a financial point of view, the private placement was fair to the unaffiliated holders of the common stock in relation to other potential subordinated debt transactions then available to the Company. The Company paid Frost an aggregate of $381,000 for its advice, placement services and opinion.
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
     All of the warrants have been exercised as follows:
a)	In October 2005, R.S. Beall Capital Partners L.P., an affiliate of Mr. Beall, exercised its warrant for 34,714 shares pursuant to the cashless exercise option. The market value of a share of common stock on the exercise date was $32.541, resulting in the issuance of 30,617 shares of common stock.

b)	In February 2006, Credit Trust S.A.L. (“Credit Trust”), an affiliate of Inberdon, exercised for cash its warrant to acquire 63,643 shares of common stock. The exercise price was $3.84 per share of common stock, and Credit Trust paid the Company $244,000. The Company issued 63,643 shares of common stock to Credit Trust.

c)	In February 2006, ABB Finance Inc. exercised for cash its warrant to acquire 63,643 shares of common stock. The exercise price was $3.84 per share of common stock, and ABB Finance Inc. paid the Company $244,000. The Company issued 63,643 shares of common stock to ABB Finance Inc.
     As of October 18, 2005, the Company entered into the initial contract for the construction of the third preheater kiln at its Arkansas facilities. The third kiln will be similar to the existing two kilns and will increase quicklime production capacity at the Arkansas facilities by approximately 50%. The project, which will also include certain crushing and stone handling enhancements and additional finished goods silos and load outs, has experienced slight delays due to a variety of reasons, including slow equipment delivery and a shortage of skilled labor to construct the kiln, and the Company currently anticipates that it will be brought on line in fall 2006 and cost approximately $26,000,000, which is being funded from the $5,000,000 draw on the Draw Term Loan, draws on the New Revolving Facility and funds generated from operations.

     The Company is not contractually committed to any planned capital expenditures for its lime and limestone operations until actual orders are placed for equipment. Under the Company’s oil and gas lease agreement, and pursuant to the Company’s subsequent elections to participate as a 20% working interest owner, unless, within five days after receiving an AFE (authorization for expenditures) for a proposed well, the Company provides notice otherwise, the Company is deemed to have elected to participate as a 20% working interest owner. As a 20% working interest owner, the Company is responsible for 20% of the costs to drill and complete the well. As of June 30, 2006, the Company had contractual commitments of approximately $10,500,000, including approximately $1,700,000 that is included in current liabilities on the June 30, 2006 Condensed Consolidated Balance Sheet, for the third kiln at Arkansas and approximately $650,000 for drilling and completion costs for the Company’s 20% working interest in the natural gas wells drilled or being drilled under the Company’s oil and gas lease.
     As of June 30, 2006, the Company had $59,970,000 in total debt outstanding.
Results of Operations
     Revenues for the second quarter 2006 increased to $31,934,000, the highest second quarter revenues in the Company’s history, from $21,375,000 in the prior year comparable quarter, an increase of $10,559,000, or 49.4%. Revenues from the Company’s lime and limestone operations increased $9,449,000, or 44.2%, in the second quarter 2006 compared to the comparable 2005 quarter, including $4,275,000 of revenues from the Company’s St. Clair operations acquired at the end of 2005. For the six months ended June 30, 2006, revenues increased to a record $60,231,000 from $41,157,000 for the comparable period 2005, an increase of $19,084,000, or 46.4%. Revenues from the Company’s lime and limestone operations increased $17,396,000, or 42.3%, including $9,060,000 of revenues from the St. Clair operations. Revenues from the Company’s natural gas interests totaled $1,110,000 and $1,688,000 in the second quarter and first half 2006, respectively.
     The Company’s gross profit was $8,401,000 for the second quarter 2006 compared to $5,764,000 for the comparable 2005 quarter, an increase of $2,637,000, or 45.7%. For the first half 2006, gross profit was $14,797,000 compared to $10,153,000 for the comparable 2005 period, an increase of $4,644,000, or 45.7%. Included in gross profit for the second quarter and first half 2006 were $830,000 and $1,332,000, respectively, from the Company’s natural gas interests and $347,000 and $938,000, respectively, from the St. Clair operations. The increases in revenues and gross profit from lime and limestone operations were primarily due to average price increases for the Company’s products of approximately 8.5% and 8.3% in the second quarter and first half 2006, respectively, compared to the comparable 2005 periods and increased sales volumes from the Company’s Arkansas plant, as well as the revenues and gross profit from the St. Clair operations.
     The Company’s natural gas interests revenues were from its 20% royalty and 20% working interests, resulting in a 36% interest in revenues, in four gas wells drilled pursuant to the Company’s oil and gas lease covering its Johnson County, Texas property, which is located in the Barnett Shale Formation. The fourth well began production in early June 2006. The Company is participating in two additional wells with completion expected in the third quarter 2006. Under the lease agreement, the operator is required to continually develop the leased properties. The Company currently intends to participate in additional wells expected to be drilled during 2006 and thereafter, but cannot predict the number that will be drilled or their results. The Company received average prices per MCF of approximately $7.03 in the second quarter 2006 compared to approximately $8.38 per MCF in the first quarter 2006. Production volumes for the Company’s 36% revenue interests more than doubled in the second quarter 2006 to approximately 154,000 MCF compared to 72,000 MCF for the first quarter 2006, resulting in a 65% increase in gross profit from the Company’s natural gas interests in the second quarter 2006 compared to the first quarter 2006.

     Selling, general and administrative expenses (“SG&A”) increased to $1,770,000 in the second quarter 2006 from $1,314,000 in the second quarter 2005, an increase of $456,000, or 34.7%. As a percentage of revenues, SG&A declined to 5.5% in the second quarter 2006 from 6.1% in the comparable 2005 quarter. SG&A increased to $3,474,000 in the first six months 2006 from $2,714,000 in the comparable 2005 period, an increase of $760,000, or 28.0%. As a percentage of revenues, SG&A declined to 5.8% in the first six months 2006 from 6.6% in the same period 2005. The increases in SG&A in the 2006 periods were primarily attributable to SG&A for the Company’s additional operations, including the St. Clair operations, the recognition of stock-based compensation, and increased employee compensation and benefits.
     Interest expense in the second quarter 2006 decreased to $781,000 from $868,000 in the second quarter 2005, a decrease of $87,000, or 10.0%. Interest expense in the first six months 2006 decreased to $1,617,000 from $2,006,000 in the first six months 2005, a decrease of $389,000, or 19.4%. The decrease in interest expense in the 2006 periods primarily resulted from the elimination of the Warrant Share put liability (which accounted for $87,000 and $434,000 of interest expense in the second quarter and first half 2005, respectively) and prepayment of the $7,000,000 then-remaining principal balance of the Sub Notes in August 2005, partially offset by interest on the $15,000,000 borrowed under the Draw Term Loan in December 2005 for the St. Clair acquisition. Also, approximately $187,000 and $249,000 of interest was capitalized in the second quarter and first half 2006, respectively, as part of the construction of the third kiln at the Company’s Arkansas facilities, while no interest was capitalized in the comparable 2005 periods.
     Other, net was $115,000 income in the second quarter 2006 compared to $85,000 income in the second quarter 2005. In the first six months 2006, other, net was $91,000 income compared to $103,000 income in the comparable 2005 period.
     Income tax expense increased to $1,622,000 in the second quarter 2006 from $758,000 in the second quarter 2005, an increase of $864,000, or 114.0%. For the first six months 2006, income tax expense increased to $2,607,000 from $1,132,000 in the comparable 2005 period, an increase of $1,475,000, or 130.3%. The increases in income tax expenses in the 2006 periods compared to the comparable 2005 periods were primarily due to the increases in income before taxes and the recognition of previously reserved deferred tax assets in the 2005 periods.
     The Company’s net income increased to a record $4,343,000 ($0.69 per share diluted) during the second quarter 2006 from net income of $2,909,000 ($0.49 per share diluted) during the second quarter 2005, an increase of $1,434,000, or 49.3%. For the first six months 2006, the Company’s net income before cumulative effect of change in accounting principle increased to a record $7,190,000 ($1.15 per share diluted), compared to net income of $4,404,000 ($0.74 per share diluted) during the comparable 2005 period, an increase of $2,786,000, or 63.3%. As a result of the required adoption of an accounting change for deferred stripping as discussed in Note 3 of Notes to Condensed Consolidated Financial Statements, the Company wrote off $740,000 of capitalized deferred stripping costs in the first quarter 2006, net of $190,000 income tax benefit, resulting in the $550,000 cumulative effect of change in accounting principle, reflected on the Condensed Consolidated Statements of Operations. The Company’s net income after the cumulative effect of change in accounting principle was $6,640,000 ($1.06 per share diluted) during the first six months 2006 compared to net income of $4,404,000 ($0.74 per share diluted) during the first six months 2005, an increase of $2,236,000, or 50.8%.
ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Interest Rate Risk

     The Company is exposed to changes in interest rates, primarily as a result of floating interest rates on the New Revolving Facility. At June 30, 2006, the Company had $59,970,000 of indebtedness outstanding under floating rate debt. The Company has entered into interest rate swap agreements to swap floating rates for fixed LIBOR rates at 4.695%, plus the applicable margin, through maturity on the New Term Loan balance of $38,334,000, 4.875%, plus the applicable margin, on $15,000,000 of the Draw Term Loan balance and 5.500%, plus the applicable margin, on the remaining $5,000,000 of the Draw Term Loan balance, leaving the $1,636,000 New Revolving Facility balance subject to interest rate risk at June 30, 2006. Assuming no additional borrowings or repayments on the New Revolving Facility, a 100 basis point increase in interest rates would result in an increase in interest expense and a decrease in income before taxes of approximately $16,000 per year. This amount has been estimated by calculating the impact of such hypothetical interest rate increase on the Company’s non-hedged, floating rate debt of $1,636,000 outstanding under the New Revolving Facility at June 30, 2006 and assuming it remains outstanding over the next 12 months. Additional borrowings under the New Revolving Facility would increase this estimate. (See Note 8 of Notes to Condensed Consolidated Financial Statements.)
ITEM 4: CONTROLS AND PROCEDURES
     The Company’s management, with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the periods covered by this report. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures as of the end of the periods covered by this report were effective.
     No change in the Company’s internal control over financial reporting occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     The Company’s 2001 Long-Term Incentive Plan (the “2001 Plan”) and 1992 Stock Option Plan allow employees and directors to exercise stock options by payment in cash and/or delivery of shares of the Company’s common stock. In May 2006, pursuant to this provision, the Company received 831 shares of its common stock in payment to exercise stock options under the 2001 Plan. The 831 shares were valued at $32.02 per share, the fair market value of one share of the Company’s common stock on the date they were tendered to the Company.
ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     The Annual Meeting of Shareholders was held on May 5, 2006 in Dallas, Texas. The table below shows the results of the only proposal submitted to shareholders in the Company’s Proxy Statement, dated April 8, 2006:

Election of Directors	FOR	WITHHELD
Timothy W. Byrne	5,856,224	56,202
Richard W. Cardin	5,851,542	60,884
Antoine M. Doumet	5,796,729	115,697
Wallace G. Irmscher	5,855,942	56,484
Edward A. Odishaw	5,856,242	56,184
ITEM 6: EXHIBITS

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.

32.1	Section 1350 Certification by the Chief Executive Officer.

32.2	Section 1350 Certification by the Chief Financial Officer.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED STATES LIME & MINERALS, INC.
August 3, 2006	By:	/s/ Timothy W. Byrne
Timothy W. Byrne
President and Chief Executive Officer (Principal Executive Officer)

August 3, 2006	By:	/s/ M. Michael Owens
M. Michael Owens
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

UNITED STATES LIME & MINERALS, INC.
Quarterly Report on Form 10-Q
Quarter Ended
June 30, 2006
Index to Exhibits

EXHIBIT
NUMBER	DESCRIPTION

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.

32.1	Section 1350 Certification by the Chief Executive Officer.

32.2	Section 1350 Certification by the Chief Financial Officer.