Form 10-Q
period 2006-09-30
UNITED STATES LIME & MINERALS INC
filed 2006-11-14
CIK 82020

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number is 000-4197
UNITED STATES LIME & MINERALS, INC.
(Exact name of registrant as specified in its charter)

TEXAS	75-0789226

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

5429 LBJ Freeway, Suite 230, Dallas, TX	75240

(Address of principal executive offices)	(Zip Code)
(972) 991-8400
(Registrant’s telephone number, including area code)
13800 Montfort Dr., Suite 330, Dallas, TX 75240
(Former address, if changed since last report)
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
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 10, 2006, 6,210,120 shares of common stock, $0.10 par value, were outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)
(Unaudited)

	September 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$474	$1,312
Trade receivables, net	15,451	11,360
Inventories	7,864	7,705
Prepaid expenses and other current assets	721	1,617

Total current assets	24,510	21,994
Property, plant and equipment, at cost:	191,505	159,961
Less accumulated depreciation	(67,566)	(60,660)

Property, plant and equipment, net	123,939	99,301
Deferred tax assets, net	—	290
Other assets, net	1,534	1,439

Total assets	$149,983	$123,024

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of debt	$4,583	$3,333
Accounts payable	10,731	4,522
Accrued expenses	2,953	3,600

Total current liabilities	18,267	11,455
Debt, excluding current installments	58,343	51,667
Deferred tax liabilities, net	1,407	—
Other liabilities	1,928	1,681

Total liabilities	79,945	64,803
Stockholders’ equity:
Common stock	621	601
Additional paid-in capital	13,265	12,401
Accumulated other comprehensive income (loss)	172	(215)
Retained earnings	55,980	45,434

Total stockholders’ equity	70,038	58,221

Total liabilities and stockholders’ equity	$149,983	$123,024

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands of dollars, except per share amounts)
(Unaudited)

	THREE MONTHS ENDED				NINE MONTHS ENDED
	SEPTEMBER 30,				SEPTEMBER 30,
	2006		2005 As Restated		2006		2005 As Restated

Revenues
Lime and limestone operations	$30,483	96.1%	$20,064	100.0%	$89,026	96.8%	$61,211	100.0%
Natural gas interests	1,225	3.9%	—	—	2,913	3.2%	—	—

	31,708	100.0%	20,064	100.0%	91,939	100.0%	61,211	100.0%
Cost of revenues:
Labor and other operating expenses	21,376	67.4%	12,803	63.8%	62,230	67.7%	39,929	65.2%
Depreciation, depletion and amortization	2,469	7.8%	1,980	9.9%	7,049	7.7%	5,848	9.6%

	23,845	75.2%	14,783	73.7%	69,279	75.4%	45,777	74.8%

Gross profit	7,863	24.8%	5,281	26.3%	22,660	24.6%	15,434	25.2%

Selling, general and administrative expenses	1,739	5.5%	1,343	6.7%	5,213	5.7%	4,056	6.6%

Operating profit	6,124	19.3%	3,938	19.6%	17,447	19.0%	11,378	18.6%

Other expenses (income):
Interest expense	735	2.3%	1,554	7.7%	2,352	2.6%	3,560	5.8%
Other income, net	(104)	(0.3)%	(61)	(0.3)%	(195)	(0.2)%	(164)	(0.3)%

	631	2.0%	1,493	7.4%	2,157	2.3%	3,396	5.5%

Income before income taxes and cumulative effect of change in accounting principle	5,493	17.3%	2,445	12.2%	15,290	16.7%	7,982	13.0%

Income tax expense	1,587	5.0%	502	2.5%	4,194	4.6%	1,635	2.7%

Net income before cumulative effect of change in accounting principle	$3,906	12.3%	$1,943	9.7%	$11,096	12.1%	$6,347	10.4%
Cumulative effect of change in accounting principle, net of $190 income tax benefit	—	—	—	—	(550)	(0.6)%	—	—

Net income	$3,906	12.3%	$1,943	9.7%	$10,546	11.5%	$6,347	10.4%

Income per share of common stock:
Basic before cumulative effect of change in accounting principle	$0.63		$0.33		$1.81		$1.08
Cumulative effect of change in accounting principle	—		—		(0.09)		—

	$0.63		$0.33		$1.72		$1.08

Diluted before cumulative effect of change in accounting principle	$0.62		$0.31		$1.77		$1.05
Cumulative effect of change in accounting principle	—		—		(0.09)		—

	$0.62		$0.31		$1.68		$1.05

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)
(Unaudited)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2006	2005
Operating Activities:
Net income	$10,546	$6,347
Adjustments to reconcile net income to net cash provided by operations:
Depreciation, depletion and amortization	7,323	6,069
Amortization of financing costs	17	237
Amortization of debt discount	—	110
Accretion of repurchase liability — warrant shares	—	798
Deferred income taxes	1,697	108
Loss on disposition of assets	44	28
Stock-based compensation	265	—
Changes in operating assets and liabilities:
Trade receivables	(4,091)	16
Inventories	(159)	(1,000)
Prepaid expenses and other current assets	896	742
Other assets	274	(433)
Accounts payable and accrued expenses	3,563	1,830
Other liabilities	248	431

Net cash provided by operations	20,623	15,283

Investing Activities:
Purchase of property, plant and equipment	(28,151)	(9,211)
Acquisitions of businesses	(1,856)	(2,450)
Proceeds from disposition of property, plant and equipment	—	423

Net cash used in investing activities	(30,007)	(11,238)

Financing Activities:
Proceeds from revolving credit facilities, net	5,426	4,452
Proceeds from draw term loan	5,000	—
Repayment of term loan	(2,499)	(1,875)
Repayment of subordinated debt	—	(7,000)
Proceeds from exercise of warrants	489	—
Proceeds from exercise of stock options	130	419

Net cash provided by (used in) financing activities	8,546	(4,004)
Net (decrease) increase in cash and cash equivalents	(838)	41
Cash and cash equivalents at beginning of period	1,312	227

Cash and cash equivalents at end of period	$474	$268

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Basis of Presentation
Presentation. The condensed consolidated financial statements included herein have been prepared by the Company without independent audit. In the opinion of the Company’s management, all adjustments of a normal and recurring nature necessary to present fairly the financial position, results of operations and cash flows for the periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2005 and Quarterly Reports on Form 10-Q for the three months ended March 31, 2006 and the three- and six-month periods ended June 30, 2006. The results of operations for the three- and nine-month periods ended September 30, 2006 are not necessarily indicative of operating results for the full year.
Restatement of Revenues and Cost of Revenues. Revenues and cost of revenues for the three- and nine-month periods ended September 30, 2005 have been restated to correct an error in accounting for external freight billed to customers (“External Freight”). Revenues were increased by $4,160,000 and $12,717,000 for the three- and nine-month periods ended September 30, 2005, respectively, to include External Freight. The increase in revenues was entirely offset by a corresponding increase in cost of revenues, resulting in no change in previously reported gross profit, operating profit or net income for the three- and nine-month periods ended September 30, 2005.
2. Organization
     The Company is a manufacturer of lime and limestone products, supplying primarily the construction, steel, municipal sanitation and water treatment, paper and agriculture industries. The Company is headquartered in Dallas, Texas and operates lime and limestone plants and distribution facilities in Arkansas, Colorado, Louisiana, Oklahoma and Texas through its wholly owned subsidiaries, Arkansas Lime Company, Colorado Lime Company, Texas Lime Company, U.S. Lime Company, U.S. Lime Company – Shreveport and U.S. Lime Company – St. Clair. The Company’s results of operations for the three- and nine-month periods ended September 30, 2006 included the St. Clair operations, which were acquired at the end of December 2005 (see Note 11).
     In addition, the Company, through its wholly owned subsidiary, U.S. Lime Company – O&G, LLC, has a 20% royalty interest and a 20% working interest, resulting in a 36% interest in revenues, with respect to oil and gas rights on the Company’s approximately 3,800 acres of land located in Johnson County, Texas in the Barnett Shale Formation. In November 2006, the Company entered into a drillsite and production facility lease agreement and subsurface easement (the “Drillsite Agreement”) with an oil and gas company that has an oil and gas lease covering approximately 538 acres of land contiguous to the Company’s Johnson County, Texas property. Pursuant to the Drillsite Agreement, the Company received a 3% royalty interest and a 12.5% working interest in any wells drilled from two pad sites which are located on the Company’s property. The Company reported its first revenues and gross profit from its natural gas interests in the first quarter 2006 (see Note 4).
3. Accounting Policies
Revenue Recognition. The Company recognizes revenue for sales of its lime and limestone products in accordance with the terms of its purchase orders, contracts or purchase agreements, which are generally upon shipment, and when payment is considered probable. Revenues include External Freight with related costs in cost of revenues. The Company’s returns and allowances are minimal. External Freight included in 2006 and 2005 revenues was $7,388,000 and $4,160,000 for the three-month periods and $20,889,000 and $12,717,000 for the nine-month periods, respectively, which approximates the amount of External Freight billed to customers included in cost of revenues.
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
New Accounting Pronouncement. In September 2006, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company does not believe that SAB 108 will have a material impact on its consolidated financial position, results of operations or cash flows.
4. Natural Gas Interests
     As of May 2004, the Company entered into an oil and gas lease agreement with EOG Resources, Inc. (“EOG”) with respect to oil and gas rights on the Company’s Johnson County, Texas property that will continue so long as EOG is continually developing the leased property as set forth in the lease agreement. The Company retained a 20% royalty interest in oil and gas produced from any successful wells drilled on the leased property and an option to participate in any well drilled on the leased property as a 20% working interest owner, provided the Company elects to participate prior to the commencement of each well. The Company has elected to participate as a 20% working interest owner in six wells that have been drilled and three additional wells, two of which are expected to be completed in the fourth quarter 2006. The Company currently intends to participate in additional wells expected to be drilled during 2007 and thereafter, but cannot predict the number that will be drilled or their results.
     Revenues include $1,225,000 and $2,913,000 for the three- and nine-month periods ended September 30, 2006, respectively, from the production from six natural gas wells drilled pursuant to the Company’s oil and gas lease. Two of the wells began production in mid-August 2006, and the remaining four began production in the first six months of 2006. Gross profit from the Company’s natural gas interests was $863,000 and $2,183,000 during the third quarter and nine months ended September 30, 2006, respectively. Drilling and completion costs have ranged between $350,000 and $450,000 per well for the Company’s 20% working interest. As of September 30, 2006, $2,400,000 of capitalized drilling and completion costs was included in property, plant and equipment, net on the Company’s Condensed Consolidated Balance Sheet.
     In November 2006, the Company entered into the Drillsite Agreement whereby it leased two pad sites, each of which contains approximately 2 acres, to an oil and gas company that has an oil and gas lease covering approximately 538 acres of land contiguous to the Company’s Johnson County, Texas property. The oil and gas company plans to drill wells from the pad sites to extract natural gas from the adjacent land, with drilling activities scheduled to commence in fourth quarter 2006. Pursuant to the Drillsite Agreement, the Company received a 3% royalty interest and a 12.5% working interest in any wells drilled from the two pad sites. The Company, as a 12.5% working interest owner, is responsible for 12.5% of the costs to drill and complete each well.
5. Income Per Share of Common Stock
     The following table sets forth the computation of basic and diluted income per common share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Numerator:
Net income before cumulative effect of change in accounting principle per common share	$3,906	1,943	$11,096	6,347
Cumulative effect of change in accounting principle, net of $190 income tax benefit	—	—	(550)	—

Net income for basic and diluted income per common share	$3,906	1,943	$10,546	6,347

Denominator:
Denominator for basic income per common share – weighted-average shares	6,185	5,966	6,141	5,901

Effect of dilutive securities:
Employee and director stock options (1)	129	135	139	122

Denominator for diluted income per common share – adjusted weighted- average shares and assumed exercises	6,314	6,101	6,282	6,023
Income per share of common stock:
Basic before cumulative effect of change in accounting principle	$0.63	0.33	$1.81	1.08
Cumulative effect of change in accounting principle	—	—	(0.09)	—

	$0.63	0.33	$1.72	1.08

Diluted before cumulative effect of change in accounting principle	$0.62	0.31	$1.77	1.05
Cumulative effect of change in accounting principle	—	—	(0.09)	—

	$0.62	0.31	$1.68	1.05

(1)	Options to acquire 8,000 shares of common stock were excluded from the calculation of dilutive securities for the 2006 periods because they were anti-dilutive.

6. Accumulated Other Comprehensive Income (Loss)
     The following table presents the components of comprehensive income (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net income	$3,906	1,943	$10,546	6,347
Change in fair value of interest rate hedge	(1,560)	408	330	598

Comprehensive income	$2,346	2,351	$10,876	6,945

     Accumulated other comprehensive income (loss) consisted of the following (in thousands):

	September 30,	December 31,
	2006	2005
Mark-to-market for interest rate hedge	$567	$237
Minimum pension liability adjustment, net of tax benefit	(395)	(452)

Accumulated other comprehensive income (loss)	$172	$(215)

7. Inventories
     Inventories are valued principally at the lower of cost, determined using the average cost method, or market. Costs for finished goods include materials, labor, and production overhead. Inventories consisted of the following (in thousands):

	September 30,	December 31,
	2006	2005
Lime and limestone inventories:
Raw materials	$3,254	$3,177
Finished goods	841	1,331

	4,095	4,508
Service parts inventories	3,769	3,197

Total inventories	$7,864	$7,705

8. Banking Facilities and Other Debt
     On October 19, 2005, the Company entered into an amendment to its credit agreement (the “Amendment”) primarily to increase the loan commitments and extend the maturity dates. As a result of the Amendment, the Company’s credit agreement now includes a ten-year $40,000,000 term loan (the “New Term Loan”), a ten-year $20,000,000 multiple draw term loan (the “Draw Term Loan”) and a five-year $30,000,000 revolving credit facility (the “New Revolving Facility”) (collectively, the “New Credit Facilities”). The proceeds from the New Term Loan were used primarily to repay the outstanding balances on the term loan and revolving credit facility under the credit agreement prior to the Amendment. In December 2005, the Company drew down $15,000,000 on the Draw Term Loan primarily to acquire U.S. Lime Company – St. Clair. The Company drew down the remaining $5,000,000 in the second quarter 2006, which was primarily used to pay construction costs of the third kiln at the Company’s Arkansas plant. The Company had $252,000 worth of letters of credit issued and $5,426,000 outstanding on the New Revolving Facility at September 30, 2006. The $5,426,000 of net draws on the New Revolving Facility during 2006 were also used primarily to pay construction costs for the third kiln.
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
     Through a hedge, the Company has fixed LIBOR at 4.695% on the $40,000,000 New Term Loan for the period December 30, 2005 through its maturity date, resulting in an interest rate of 6.445% based on the current LIBOR margin of 1.75%. Effective December 30, 2005, the Company also entered into a hedge that fixes LIBOR at 4.875% on the $15,000,000 then outstanding on the Draw Term Loan through its maturity date, resulting in an interest rate of 6.625% based on the current LIBOR margin of 1.75%. Effective June 30, 2006, the Company entered into a third hedge that fixes LIBOR at 5.50% on the remaining $5,000,000 of the Draw Term Loan through its maturity date, resulting in an interest rate of 7.25% based on the current LIBOR margin of 1.75%. The Company designated all of the hedges as cash flow hedges, and as such, changes in their fair market value will be included in other comprehensive income or loss. The Company will be exposed to credit losses in the event of non-performance by the counterparty to the hedges.
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
     All of the warrants have been exercised as follows:
a)	In October 2005, R.S. Beall Capital Partners L.P., the affiliate of Mr. Beall, exercised its warrant for 34,714 shares of common stock pursuant to the cashless exercise option. The market value of a share of common stock on the exercise date was $32.541, resulting in the issuance of 30,617 shares of common stock.

b)	In February 2006, Credit Trust S.A.L. (“Credit Trust”), the affiliate of Inberdon, exercised for cash its warrant to acquire 63,643 shares of common stock. The exercise price was $3.84 per share of common stock, and Credit Trust paid the Company $244,000. The Company issued 63,643 shares of common stock to Credit Trust.

c)	In February 2006, ABB Finance Inc. exercised for cash its warrant to acquire 63,643 shares of common stock. The exercise price was $3.84 per share of common stock, and ABB Finance Inc. paid the Company $244,000. The Company issued 63,643 shares of common stock to ABB Finance Inc.
     A summary of outstanding debt at the dates indicated is as follows (in thousands of dollars):

	September 30,	December 31,
	2006	2005
New Term Loan	$37,500	$40,000
Draw Term Loan	20,000	15,000
New Revolving Facility	5,426	—

Subtotal	62,926	55,000
Less current installments	4,583	3,333

Debt, excluding current installments	$58,343	$51,667

9. Stock-Based Compensation
     Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards 123 (Revised 2004), Share-Based Payments (“SFAS 123(R)”), and selected the modified prospective method to initially report stock-based compensation amounts in the consolidated financial statements. The financial information presented for the three- and nine-month periods ended September 30, 2005 does not reflect any restatement with respect to stock-based compensation. Under the modified prospective method, compensation cost is recognized beginning with the effective date based on the requirements of SFAS 123(R) for all stock-based awards granted after the adoption date and for all awards granted prior to the effective date of SFAS 123(R) that were unvested on the adoption date.
     The Company’s stock options have a contractual life of ten years and vest over a period of zero to three years. Upon the exercise of stock options, the Company issues common stock from its non-issued authorized shares that have been reserved for issuance pursuant to the Company’s 2001 Long-Term Incentive Plan (the “2001 Plan”) and 1992 Stock Option Plan. As of September 30, 2006, the number of shares remaining available for future grant under the 2001 Plan was 112,750.
     For the three- and nine-month periods ended September 30, 2006, the Company recorded $48,000 and $265,000, respectively, for stock-based compensation expense related to stock options. For the third quarter and first nine months 2006, these amounts are recorded in cost of revenues ($26,000 and $73,000, respectively) and selling, general and administrative expense ($22,000 and $192,000, respectively). The financial statement impact of recording stock-based compensation expense in the three- and nine-month periods ended September 30, 2006 is as follows (in thousands, except per share amounts):

	Three Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2006
Gross profit	$26	$73
Operating profit	$48	$265
Net income	$35	$192
Net income per common share (basic and diluted)	$0.01	$0.03
Cash flows from operating activities	$(48)	$(265)
Cash flows from financing activities	$—	$—
     A summary of the Company’s stock option activity and related information for the nine months ended September 30, 2006 is as follows (dollar amounts in thousands, except per share amounts):

		Weighted
		Average	Aggregate Intrinsic
	Options	Exercise Price	Value

Outstanding at December 31, 2005	278,200	$10.17	$4,507
Granted	30,250	29.97	88
Exercised	(78,933)	5.41	1,905
Forfeited	(2,500)	28.08	—

Outstanding at September 30, 2006	227,017	$14.11	$4,284

Exercisable at September 30, 2006	163,157	$12.73	$3,237

Weighted average fair value of options granted during the period		$13.15

Weighted average remaining contractual life in years		6.95

     The total fair value of stock options that vested during the nine months ended September 30, 2006 was approximately $238,000. The total compensation cost not yet recognized for non-vested options at September 30, 2006 was approximately $251,000, which will be recognized over the weighted average of 1.57 years.
     The following table summarizes information about stock options outstanding at September 30, 2006:

		Outstanding		Exercisable
	Weighted Avg.		Weighted		Weighted
Range of	Remaining	Number	Avg.	Number	Avg.
Exercise	Contractual	of	Exercise	of	Exercise
Prices	Life (Yrs.)	Shares	Price	Shares	Price
$3.26-3.85	6.38	14,750	$3.77	14,750	$3.53
$7.00-8.56	4.94	101,850	$8.08	81,517	$7.92
$11.35-13.31	8.33	50,167	$12.45	32,667	$11.98
$26.47-35.50	9.33	60,250	$28.23	34,223	$28.58

		227,017		163,157

     Prior to January 1, 2006, the Company accounted for stock-based payments using the intrinsic value method prescribed by Accounting Principles Board Opinion 25 (“APB 25”) and related interpretations. As such, the Company did not recognize compensation expense associated with stock options.
     The following table illustrates the effect on net income per share of common stock if the Company had applied the fair value recognition provisions of SFAS 123(R) instead of APB 25’s intrinsic value method to account for stock-based employee and director compensation for the three and nine months ended September 30, 2005 (in thousands, except per share amounts):

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
Net income as reported	$1,943	$6,347
Less: stock-based employee and director compensation expense, net of income taxes, under the fair value method	(43)	(245)

Pro forma net income	$1,900	$6,102

Basic income per common share, as reported	$0.33	$1.08
Diluted income per common share, as reported	$0.31	$1.05
Pro forma basic income per common share	$0.32	$1.03
Pro forma diluted income per common share	$0.31	$1.01
     The fair values reflected above for the Company’s stock options were estimated at the date of grant using a lattice-based option valuation model, with the following weighted average assumptions for the 2006 and 2005 grants: risk-free interest rates of 4.64% to 4.89% in 2006, and 3.39% to 4.39% in 2005; a dividend yield of 0%; and a volatility factor of .598 to .608 in 2006, and .472 to ..610 in 2005. In addition, the fair values for these options were estimated based on an expected life of three years.
10. Income Taxes
     The Company has estimated that its effective income tax rate for 2006 will be approximately 27.4%. As in prior periods, the primary reason for the effective rate being below the federal statutory rate is due to statutory depletion, which is allowed for income tax purposes and is a permanent difference between net income for financial reporting purposes and taxable income. The Company had deferred tax liabilities, net of $1,407,000 at September 30, 2006 compared to $290,000 of deferred tax assets, net at December 31, 2005. The primary reason for the change is the utilization of some of the Company’s deferred tax assets, specifically alternative minimum tax credit carryforwards and federal net operating loss carryforwards, during the nine months ended September 30, 2006.
     In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“FAS 109”) and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, with early adoption permitted. The Company is currently evaluating whether the adoption of FIN 48 will have a material effect on its consolidated financial position, results of operations, cash flows or competitive position, but does not expect that it will.
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
     The Company’s results of operations for the three- and nine-month periods ended September 30, 2006 included revenues of $4,279,000 and $13,338,000 (including $1,017,000 and $3,107,000 of External Freight billed to customers) and gross profit of $492,000 and $1,430,000, respectively, from the Company’s St. Clair lime and limestone operations.
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

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
Revenues	$24,120	$73,799

Operating profit	$4,034	$11,316

Net income	$1,541	$5,547

Income per share of common stock:
Basic	$0.26	$$0.94
Diluted	$0.25	$$0.92

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements. Any statements contained in this Report that are not statements of historical fact are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements in this Report, including without limitation statements relating to the Company’s plans, strategies, objectives, expectations, intentions, and adequacy of resources, are identified by such words as “will,” “could,” “should,” “believe,” “expect,” “intend,” “plan,” “schedule,” “estimate,” “anticipate,” and “project.” The Company undertakes no obligation to publicly update or revise any forward-looking statements. The Company cautions that forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from expectations, including without limitation the following: (i) the Company’s plans, strategies, objectives, expectations, and intentions are subject to change at any time in the Company’s discretion; (ii) the Company’s plans and results of operations will be affected by its ability to manage its growth; (iii) the Company’s ability to meet short-term and long-term liquidity demands, including servicing the Company’s debt; (iv) inclement weather conditions; (v) increased fuel, electricity and transportation costs; (vi) unanticipated delays or cost overruns in completing construction projects; (vii) the Company’s ability to successfully integrate acquired operations; (viii) reduced demand for the Company’s lime and limestone products, including the additional lime production from the Company’s third kiln in Arkansas; (ix) the uncertainties of development, recovery and prices with respect to the Company’s natural gas interests;

and (x) other risks and uncertainties set forth in this Report or indicated from time to time in the Company’s filings with the Securities and Exchange Commission, including the Company’s Form 10-K for the fiscal year ended December 31, 2005.
Overview
     The Company is a manufacturer of lime and limestone products, supplying primarily the construction, steel, municipal sanitation and water treatment, paper and agriculture industries. The Company is headquartered in Dallas, Texas and operates lime and limestone plants and distribution facilities in Arkansas, Colorado, Louisiana, Oklahoma and Texas through its wholly owned subsidiaries, Arkansas Lime Company, Colorado Lime Company, Texas Lime Company, U.S. Lime Company, U.S. Lime Company – Shreveport and U.S. Lime Company – St. Clair. The Company’s results of operations for the third quarter and first nine months 2006 included the St. Clair operations, which were acquired at the end of December 2005 (see Note 11 of Notes to Condensed Consolidated Financial Statements). A third preheater kiln under construction at the Company’s Arkansas facilities has experienced slight construction delays due to a variety of reasons, including slow equipment delivery and a shortage of skilled labor to construct the kiln. The new kiln will increase the Company’s quicklime production capacity at the Arkansas facility by approximately 50%. During the checkout phase of the new kiln system, the Company discovered a malfunction of a new transformer that was installed as part of the project. The transformer had to be sent out of state for repair. This resulted in a delay of approximately two weeks for the startup of the new kiln. The Company now anticipates that the kiln will begin production in mid to late November, with the construction of certain ancillary structures expected to be completed by year end, increasing the Company’s depreciation expense in the fourth quarter 2006 and subsequent periods. Also, the Company capitalized approximately $327,000 and $576,000 of interest expense in the third quarter and first nine months 2006, respectively related to the construction of the kiln and the related improvements. The capitalization of interest expense will cease after these new facilities are placed in service.
     With prices for the Company’s lime and limestone products remaining strong, the addition of the St. Clair operations and income from natural gas interests, the Company reported record revenues, gross profit and net income for the third quarter and first nine months 2006 despite continuing increases in fuel, electricity and transportation costs during the periods. During the first nine months 2006, there was increased lime demand from the Company’s steel customers. Although there are reports that steel inventories are increasing, lime demand from the Company’s steel customers remained strong during the third quarter. Due to these increases in inventories, the Company expects there could be some softening in steel demand in the fourth quarter. In the third quarter 2006, the Company experienced a decline in demand for pulverized limestone that is continuing into the fourth quarter due to decreased demand from the Company’s roof shingle customers.
     In addition, the Company, through its wholly owned subsidiary, U.S. Lime Company – O&G, LLC, has a 20% royalty interest and a 20% working interest, resulting in a 36% interest in revenues, with respect to oil and gas rights on the Company’s approximately 3,800 acres of land located in Johnson County, Texas in the Barnett Shale Formation. In November 2006, the Company entered into a drillsite and production facility lease agreement and subsurface easement (the “Drillsite Agreement”) with an oil and gas company that has an oil and gas lease covering approximately 538 acres of land contiguous to the Company’s Johnson County, Texas property. Pursuant to the Drillsite Agreement, the Company received a 3% royalty interest and a 12.5% working interest in any wells drilled from two pad sites which are located on the Company’s Johnson County, Texas property. The Company reported its first revenues and gross profit from these natural gas interests in the first quarter 2006 (see Note 4 of Notes to Condensed Consolidated Financial Statements).

Liquidity and Capital Resources
     Net cash provided by operations was $20,623,000 for the nine months ended September 30, 2006, compared to $15,283,000 for the nine months ended September 30, 2005. In the first nine months 2006, cash provided by operating activities was principally composed of $10,546,000 net income, $7,323,000 depreciation, depletion and amortization (“DD&A”) and $1,697,000 deferred income tax expense. The improvement in the first nine months 2006 compared to the comparable 2005 period was primarily the result of the $4,199,000 increase in net income, a $1,254,000 increase in depreciation, a $1,589,000 increase in deferred income taxes and $265,000 non-cash stock-based compensation recognized in the 2006 period. Cash provided by operating activities is composed of net income, DD&A, other non-cash items included in net income and changes in working capital. Other than DD&A, the primary non-cash expense in the first nine months 2005 was non-cash interest expenses of $1,145,000. The most significant changes in working capital items during the first nine months 2006 were a $4,091,000 net increase in trade receivables and a $3,563,000 net increase in accounts payable and accrued expenses, both primarily resulting from the Company’s expanded operations, including its natural gas interests and the St. Clair acquisition, and an $896,000 decrease in prepaid expenses and other current assets, primarily resulting from the receipt of the $821,000 working capital adjustment on the St. Clair purchase price. The largest changes in working capital items in the 2005 period were a $1,000,000 net increase in inventories and a $1,830,000 net increase in accounts payable and accrued expenses, both of which also resulted from expanded operations.
     The Company invested $30,007,000 in capital expenditures in the first nine months 2006, compared to $11,661,000 in capital expenditures in the same period last year. Included in the capital expenditures during the first nine months 2006 was approximately $21,530,000 for the construction of the third kiln at Arkansas and approximately $2,047,000 for drilling and completion costs for the Company’s 20% working interest in natural gas wells. Capital expenditures in the first nine months 2006 included $1,856,000 for acquisitions of businesses, primarily for the acquisition of the assets of a lime slurry operation in the Dallas-Ft.Worth Metroplex. Capital expenditures in the first nine months 2005 included approximately $1,477,000 related to the refurbishing of the Shreveport, Louisiana terminal and the installation of a new kiln baghouse at the Company’s Cleburne, Texas plant, which was accrued at December 31, 2004 and paid in 2005, approximately $2,420,000 for the acquisition of land near the Company’s Arkansas facilities for possible future expansion and approximately $2,450,000 for the acquisition of a new limestone grinding and bagging facility located in Delta, Colorado to process mine safety dust used in coal mining operations.
     Net cash provided by financing activities was $8,546,000 in the first nine months 2006, including a $5,000,000 draw on the Company’s multiple draw term loan, $5,426,000 from the Company’s revolving credit facility and $619,000 from the exercise of warrants and stock options, partially offset by $2,499,000 for repayment of debt. Draws on the Company’s draw term loan and revolving credit facility were used primarily to pay construction costs for the third kiln. This compares to net cash used of $4,004,000 in the first nine months 2005, primarily for repayment of debt.
     On October 19, 2005, the Company entered into an amendment to its credit agreement (the “Amendment”) primarily to increase the loan commitments and extend the maturity dates. As a result of the Amendment, the Company’s credit agreement now includes a ten-year $40,000,000 term loan (the “New Term Loan”), a ten-year $20,000,000 multiple draw term loan (the “Draw Term Loan”) and a five-year $30,000,000 revolving credit facility (the “New Revolving Facility”) (collectively, the “New Credit Facilities”). The proceeds from the New Term Loan were used primarily to repay the outstanding balances on the term loan and revolving credit facility under the credit agreement prior to the Amendment. In December 2005, the Company drew down $15,000,000 on the Draw Term Loan primarily to acquire U.S. Lime Company – St. Clair. The Company drew down the remaining $5,000,000 in the second quarter 2006, which was primarily used to pay construction costs of the third kiln at the Company’s Arkansas plant. The Company had $252,000 worth of letters of credit issued and $5,426,000 outstanding on the New Revolving Facility at September 30, 2006. The $5,426,000 of net

draws on the New Revolving Facility during 2006 were used primarily to pay construction costs for the third kiln.
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
     Through a hedge, the Company has fixed LIBOR at 4.695% on the $40,000,000 New Term Loan for the period December 30, 2005 through its maturity date, resulting in an interest rate of 6.445% based on the current LIBOR margin of 1.75%. Effective December 30, 2005, the Company also entered into a hedge that fixes LIBOR at 4.875% on the $15,000,000 then outstanding on the Draw Term Loan through its maturity date, resulting in an interest rate of 6.625% based on the current LIBOR margin of 1.75%. Effective June 30, 2006, the Company entered into a third hedge that fixes LIBOR at 5.50% on the remaining $5,000,000 of the Draw Term Loan through its maturity date, resulting in an interest rate of 7.25% based on the current LIBOR margin of 1.75%. The Company designated all of the hedges as cash flow hedges, and as such, changes in their fair market value will be included in other comprehensive income or loss. The Company will be exposed to credit losses in the event of non-performance by the counterparty to the hedges.
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

     All of the warrants have been exercised as follows:
a)	In October 2005, R.S. Beall Capital Partners L.P., the affiliate of Mr. Beall, exercised its warrant for 34,714 shares of common stock pursuant to the cashless exercise option. The market value of a share of common stock on the exercise date was $32.541, resulting in the issuance of 30,617 shares of common stock.

b)	In February 2006, Credit Trust S.A.L. (“Credit Trust”), the affiliate of Inberdon, exercised for cash its warrant to acquire 63,643 shares of common stock. The exercise price was $3.84 per share of common stock, and Credit Trust paid the Company $244,000. The Company issued 63,643 shares of common stock to Credit Trust.

c)	In February 2006, ABB Finance Inc. exercised for cash its warrant to acquire 63,643 shares of common stock. The exercise price was $3.84 per share of common stock, and ABB Finance Inc. paid the Company $244,000. The Company issued 63,643 shares of common stock to ABB Finance Inc.
     As of October 18, 2005, the Company entered into the initial contract for the construction of the third preheater kiln at its Arkansas facilities. The third kiln is similar to the existing two kilns and will increase quicklime production capacity at the Arkansas facilities by approximately 50%. The project, which will also include certain crushing and stone handling enhancements and additional finished goods silos and load outs, has experienced slight delays due to a variety of reasons, including slow equipment delivery and a shortage of skilled labor to construct the kiln. The third kiln is now substantially complete and is expected to begin production in mid to late November, while construction of certain ancillary structures should be completed by year end. The Company anticipates the total cost for the kiln, infrastructure and related improvements will be approximately $26,000,000, which is being funded from the $5,000,000 draw on the Draw Term Loan, draws on the New Revolving Facility and funds generated from operations.
     The Company is not contractually committed to any planned capital expenditures for its lime and limestone operations until actual orders are placed for equipment. Under the Company’s oil and gas lease agreement, and pursuant to the Company’s subsequent elections to participate as a 20% working interest owner, unless, within five days after receiving an AFE (authorization for expenditures) for a proposed well, the Company provides notice otherwise, the Company is deemed to have elected to participate as a 20% working interest owner. As a 20% working interest owner, the Company is responsible for 20% of the costs to drill and complete the well. Pursuant to the Drillsite Agreement, the Company, as a 12.5% working interest owner, is responsible for 12.5% of the costs to drill and complete each well.
     As of September 30, 2006, the Company had contractual commitments of approximately $5,000,000, including approximately $2,000,000 for the third kiln at Arkansas and approximately $650,000 for drilling and completion costs for the Company’s 20% working interest in the natural gas wells drilled or being drilled under the Company’s oil and gas lease that are included in current liabilities on the September 30, 2006 Condensed Consolidated Balance Sheet.
     The Company had $62,926,000 in total debt outstanding as of September 30, 2006.
     Results of Operations
     Revenues for the third quarter 2006 increased to $31,708,000, from $20,064,000 in the prior year comparable quarter, an increase of $11,644,000, or 58.0%. Revenues from the Company’s lime and limestone operations increased $10,419,000, or 51.9%, in the third quarter 2006 compared to the comparable 2005 quarter, including $4,279,000 of revenues from the Company’s St. Clair operations acquired at the end of 2005. For the nine months ended September 30, 2006, revenues increased $91,939,000 from $61,211,000 for the comparable 2005 period, an increase of $30,728,000, or 50.2%.

Revenues from the Company’s lime and limestone operations increased $27,815,000, or 45.4%, in the first nine months 2006 compared to the comparable 2005 period, including $13,338,000 of revenues from the St. Clair operations. Revenues from the Company’s natural gas interests totaled $1,225,000 and $2,913,000 in the third quarter and first nine months 2006, respectively.
     The Company’s gross profit was $7,864,000 for the third quarter 2006, compared to $5,281,000 for the comparable 2005 quarter, an increase of $2,583,000, or 48.9%. For the first nine months 2006, gross profit was $22,660,000, compared to $15,434,000 for the comparable 2005 period, an increase of $7,226,000, or 46.8%. Included in gross profit for the third quarter and first nine months 2006 were $863,000 and $2,183,000, respectively, from the Company’s natural gas interests and $492,000 and $1,430,000, respectively, from the St. Clair operations. The increases in revenues and gross profit from lime and limestone operations were primarily due to average price increases for the Company’s products of approximately 6.5% and 7.8% in the third quarter and first nine months 2006, respectively, compared to the comparable 2005 periods and increased sales volumes from the Company’s Arkansas plant, as well as the revenues and gross profit from the St. Clair operations, partially offset by increased fuel, electricity and transportation costs and increased DD&A, primarily resulting from the Company’s acquisitions and expanded business operations.
     The Company’s natural gas interests revenues were from its 20% royalty and 20% working interests, resulting in a 36% interest in revenues, in six gas wells drilled pursuant to the Company’s oil and gas lease covering its Johnson County, Texas property, which is located in the Barnett Shale Formation. The fifth and sixth wells began production in mid-August 2006. The Company has elected to participate as a 20% working interest owner in three additional wells, two of which are expected to be completed in the fourth quarter 2006. Under the lease agreement, the operator is required to continually develop the leased properties. The Company currently intends to participate in additional wells expected to be drilled during 2007 and thereafter, but cannot predict the number that will be drilled or their results. Production volumes for the Company’s 36% revenue interests in the third quarter 2006 increased approximately 23.4% to approximately 190,000 MCF, compared to approximately 154,000 MCF for the second quarter 2006. The Company received average prices per MCF of approximately $6.34 in the third quarter 2006, compared to approximately $7.03 per MCF in the second quarter 2006.
     Selling, general and administrative expenses (“SG&A”) increased to $1,740,000 in the third quarter 2006 from $1,343,000 in the third quarter 2005, an increase of $397,000, or 29.6%. As a percentage of sales, SG&A declined to 5.5% in the third quarter 2006 from 6.7% in the comparable 2005 quarter. SG&A increased to $5,214,000 in the first nine months 2006 from $4,056,000 in the comparable 2005 period, an increase of $1,158,000, or 28.6%. As a percentage of sales, SG&A declined to 5.7% in the first nine months 2006 from 6.6% in the comparable period 2005. The increases in SG&A in the 2006 periods were primarily attributable to SG&A for the Company’s additional operations, including the St. Clair operations, the recognition of stock-based compensation, and increased employee compensation and benefits.
     Interest expense in the third quarter 2006 decreased to $735,000 from $1,554,000 in the third quarter 2005, a decrease of $819,000, or 52.7%. Interest expense in the first nine months 2006 decreased to $2,352,000 from $3,560,000 in the first nine months 2005, a decrease of $1,208,000, or 33.9%. The decrease in interest expense in the 2006 periods primarily resulted from the elimination of the Warrant Share put liability (which accounted for $364,000 and $798,000 of interest expense in the third quarter and first nine months 2005, respectively) and the prepayment of the $7,000,000 then-remaining principal balance of the Sub Notes in August 2005, resulting in a $280,000 prepayment penalty, the expensing of approximately $164,000 of unamortized prepaid financing costs, and $92,000 of unaccreted debt discount in the 2005 periods. These were partially offset by interest on the $15,000,000 borrowed under the Draw Term Loan in December 2005 for the St. Clair acquisition and

$5,000,000 borrowed under the Draw Term Loan in the second quarter 2006 and net draws of $5,426,000 borrowed under the New Revolving Facility during 2006 primarily to fund construction of the third kiln at Arkansas. Also, approximately $327,000 and $576,000 of interest was capitalized in the third quarter and first nine months 2006, respectively, as part of the construction of the third kiln at the Company’s Arkansas facilities, while no interest was capitalized in the comparable 2005 periods.
     Other, net was $104,000 income in the third quarter 2006 compared to $61,000 income in the third quarter 2005. In the first nine months 2006, other, net was $195,000 income compared to $164,000 income in the comparable 2005 period.
     Income tax expense increased to $1,587,000 in the third quarter 2006 from $502,000 in the third quarter 2005, an increase of $1,085,000, or 216.1%. For the first nine months 2006, income tax expense increased to $4,194,000 from $1,635,000 in the comparable 2005 period, an increase of $2,559,000, or 156.5%. The increases in income tax expenses and effective income tax rate in the 2006 periods compared to the comparable 2005 periods were primarily due to the increases in income before taxes and the recognition of previously reserved deferred tax assets, principally alternative minimum tax credits, in the 2005 periods.
     The Company’s net income increased to a record $3,906,000 ($0.61 per share diluted) during the third quarter 2006 from net income of $1,943,000 ($0.31 per share diluted) during the third quarter 2005, an increase of $1,963,000, or 101.0%. For the first nine months 2006, the Company’s net income before cumulative effect of change in accounting principle increased to $11,096,000 ($1.77 per share diluted), compared to $6,347,000 ($1.05 per share diluted) during the comparable 2005 period, an increase of $4,749,000, or 74.8%. As a result of the required adoption of an accounting change for deferred stripping as discussed in Note 3 of Notes to Condensed Consolidated Financial Statements, the Company wrote off $740,000 of capitalized deferred stripping costs in the first quarter 2006, net of $190,000 income tax benefit, resulting in the $550,000 ($0.09 per share diluted) cumulative effect of change in accounting principle, reflected on the Condensed Consolidated Statements of Operations. The Company’s net income after the cumulative effect of change in accounting principle was $10,546,000 ($1.68 per share diluted) during the first nine months 2006, compared to net income of $6,347,000 ($1.05 per share diluted) during the first nine months 2005, an increase of $4,199,000, or 66.2%.
ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Interest Rate Risk
     The Company is exposed to changes in interest rates, primarily as a result of floating interest rates on the New Revolving Facility. At September 30, 2006, the Company had $62,926,000 of indebtedness outstanding under floating rate debt. The Company has entered into interest rate swap agreements to swap floating rates for fixed LIBOR rates at 4.695%, plus the applicable margin, through maturity on the New Term Loan balance of $37,500,000, 4.875%, plus the applicable margin, on $15,000,000 of the Draw Term Loan balance and 5.50%, plus the applicable margin, on the remaining $5,000,000 of the Draw Term Loan balance, leaving the $5,426,000 New Revolving Facility balance subject to interest rate risk at September 30, 2006. Assuming no additional borrowings or repayments on the New Revolving Facility, a 100 basis point increase in interest rates would result in an increase in interest expense and a decrease in income before taxes of approximately $54,000 per year. This amount has been estimated by calculating the impact of such hypothetical interest rate increase on the Company’s non-hedged, floating rate debt of $5,426,000 outstanding under the New Revolving Facility at September 30, 2006 and assuming it remains outstanding over the next 12 months. Additional borrowings under the New Revolving Facility would increase this estimate. (See Note 8 of Notes to Condensed Consolidated Financial Statements.)

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
PART II. OTHER INFORMATION
ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     The Company’s 2001 Long-Term Incentive Plan (the “2001 Plan”) and 1992 Stock Option Plan allow employees and directors to exercise stock options by payment in cash and/or delivery of shares of the Company’s common stock. In the third quarter 2006, pursuant to this provision, the Company received 9,302 shares of its common stock in payment to exercise stock options under the 2001 Plan. The 9,302 shares were valued at $34.00 to $35.37 per share (weighted average of $34.31 per share), the fair market value of one share of the Company’s common stock on the dates they were tendered to the Company.
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

UNITED STATES LIME & MINERALS, INC.
November 13, 2006	By:	/s/ Timothy W. Byrne
Timothy W. Byrne
President and Chief Executive Officer (Principal Executive Officer)

November 13, 2006	By:	/s/ M. Michael Owens
M. Michael Owens
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

UNITED STATES LIME & MINERALS, INC.
Quarterly Report on Form 10-Q
Quarter Ended
September 30, 2006
Index to Exhibits

EXHIBIT
NUMBER	DESCRIPTION
31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.

32.1	Section 1350 Certification by the Chief Executive Officer.

32.2	Section 1350 Certification by the Chief Financial Officer.