Form 10-K
period 2006-12-31
UNITED STATES LIME & MINERALS INC
filed 2007-03-16
CIK 82020

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-4197

United States Lime & Minerals, Inc.
(Exact name of Registrant as specified in its charter)

Texas	75-0789226
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
5429 LBJ Freeway, Suite 230, Dallas, Texas	75240
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code:
(972) 991-8400

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $0.001 par value	The NASDAQ Stock Market LLC

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
None

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

The aggregate market value of Common Stock held by non-affiliates computed as of the last business day of the Registrant’s quarter ended June 30, 2006: $58,703,651.

Number of shares of Common Stock outstanding as of March 13, 2007: 6,229,554.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the Registrant’s definitive Proxy Statement to be filed for its 2007 Annual Meeting of Shareholders. Part IV incorporates certain exhibits by reference from the Registrant’s previous filings.

ii

		Page

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	28
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	29
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	56
ITEM 9A.	CONTROLS AND PROCEDURES	56
ITEM 9B.	OTHER INFORMATION	56

PART III		56
ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	56
ITEM 11.	EXECUTIVE COMPENSATION	56
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	56
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	56
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	56

PART IV		57
ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	57
	SIGNATURES	61
Form of Stock Option Grant Agreement
Form of Restricted Stock Grant Agreement
Amendment No. 1 to Amended and Restated Employment Agreement
Subsidiaries
Consent of Independent Registered Public Accounting Firm
Consent of Independent Registered Public Accounting Firm
Consent of Independent Petroleum Engineers
Rule 13a-14(a)/15d-14(a) Certification by CEO
Rule 13a-14(a)/15d-14(a) Certification by CFO
Section 1350 Certification by CEO
Section 1350 Certification by CFO

iii

PART I

ITEM 1.	BUSINESS.

General.  United States Lime & Minerals, Inc. (the “Company,” the “Registrant,” “We” or “Our”), which was incorporated in 1950, conducts its business through two segments, Lime and Limestone Operations and Natural Gas Interests.

The Company’s principal corporate office is located at 5429 LBJ Freeway, Suite 230, Dallas, Texas 75240. The Company’s telephone number is (972) 991-8400, and its internet address is www.uslm.com. The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge on or through the Company’s website as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the Securities and Exchange Commission (the “SEC”).

Lime and Limestone Operations

Business and Products.  The Company, through its lime and limestone operations, is a manufacturer of lime and limestone products, supplying primarily the construction, steel, municipal sanitation and water treatment, paper and agriculture industries. The Company is headquartered in Dallas, Texas and operates lime and limestone plants and distribution facilities in Arkansas, Colorado, Louisiana, Oklahoma and Texas through its wholly owned subsidiaries, Arkansas Lime Company, Colorado Lime Company, Texas Lime Company, U.S. Lime Company, U.S. Lime Company — Shreveport, U.S. Lime Company — St. Clair and U.S. Lime Compan — Transportation.

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

Product Sales.  In 2006, the Company sold most of its products in the states of Arkansas, Colorado, Indiana, Kansas, Louisiana, Maryland, Mississippi, Missouri, New Mexico, Oklahoma, Pennsylvania, Tennessee, Texas and West Virginia. Sales are made primarily by the Company’s 10 sales employees who call on current and potential customers and solicit orders which are generally made on a purchase-order basis. The Company also receives orders in response to bids that it prepares and submits to current and potential customers.

Principal customers for the Company’s lime and limestone products are highway, street and parking lot contractors, steel producers, municipal sanitation and water treatment facilities, paper manufacturers, chemical producers, roofing shingle manufacturers, poultry and cattle feed producers and glass manufacturers. During 2006, the strongest demand for the Company’s lime and limestone products was from steel producers, highway, street and parking lot contractors, and roofing shingle manufacturers.

Approximately 900 customers accounted for the Company’s sales of lime and limestone products during 2006. No single customer accounted for more than 10% of such sales. The Company is generally not subject to significant customer risks as its customers are considerably diversified as to geographic location and industrial concentration. However, given the nature of the lime and limestone industry, the Company’s profits are very sensitive to changes in sales volume.

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

Limestone Reserves.  The Company has two subsidiaries that extract limestone from open-pit quarries: Texas Lime Company (“Texas Lime”), which is located near Cleburne, Texas, and Arkansas Lime Company (“Arkansas Lime”), which is located near Batesville, Arkansas. U.S. Lime Company — St. Clair (“St. Clair”), acquired by the Company on December 28, 2005, extracts limestone from an underground quarry located near Marble City, Oklahoma. Colorado Lime Company (“Colorado Lime”) owns property containing limestone deposits at Monarch Pass located 15 miles west of Salida, Colorado. No mining took place on the Colorado property in 2006. Existing crushed stone stockpiles on the property were used to provide feedstock to the Company’s plants in Salida and Delta, Colorado. Access to all locations is provided by paved roads.

Texas Lime operates upon a tract of land containing approximately 470 acres, including the Cleburne Quarry, and owns approximately 2,700 acres adjacent to the Quarry. Both the Quarry and the adjacent land contain known high-quality limestone reserves in a bed averaging 28 feet in thickness, with an overburden that ranges from 0 to 50 feet. Texas Lime also has mineral interests in approximately 560 acres of land adjacent to the northwest boundary of its property. The in-place reserves, as of December 31, 2006, were approximately 31.3 million tons of proven reserves plus approximately 91.0 million tons of probable reserves. Assuming the current level of production and recovery rate is maintained, the Company estimates that these reserves are sufficient to sustain operations for approximately 75 years.

Arkansas Lime operates the Batesville Quarry and has hydrated lime and limestone production facilities on a second site linked to the quarry by its own standard-gauge railroad. The active quarry operations cover approximately 725 acres of land containing a known deposit of high-quality limestone. The average thickness of the high-quality limestone deposit is approximately 70 feet, with an average overburden thickness of 35 feet. Arkansas Lime also owns approximately 325 additional acres containing high-quality limestone deposits adjacent to the present quarry, but separated from it by a public highway. The average thickness of this second high-quality limestone deposit is approximately 55 feet, with an average overburden of 20 feet. The in-place reserves, as of December 31, 2006, were approximately 41.6 million tons of proven reserves. During 2005, the Company, through its wholly-owned subsidiary ACT Holdings, Inc., acquired approximately 2,500 acres of land in nearby Izard County, Arkansas. The in-place reserves as of December 31, 2006, were approximately 150.0 million tons of proven reserves on these 2,500 acres. Assuming the current level of production and recovery rate is maintained, and the additional production from the recently completed third kiln, the Company estimates that reserves are sufficient to sustain operations for more than 100 years.

St. Clair operates an underground quarry located on approximately 700 acres it owns containing high-quality limestone deposits. It also has the right to mine the high-quality limestone contained in approximately 1,500 adjacent acres pursuant to long-term leases. The in-place probable reserves, as of December 31, 2006 were approximately 27.5 million tons on both the owned and leased land. Assuming the current level of production and recovery rate is maintained, the Company estimates that these reserves are sufficient to sustain operations for approximately 25 years.

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

Mining.  The Company extracts limestone by the open-pit method at its Texas and Arkansas quarries. Monarch Pass is also an open-pit quarry, but is not being mined at this time. The open-pit method consists of removing any overburden comprising soil, trees and other substances, including inferior limestone, and then extracting the exposed high-quality limestone. Open-pit mining is generally less expensive than underground mining. The principal disadvantage of the open-pit method is that operations are subject to inclement weather. The limestone is extracted by drilling and blasting, utilizing standard mining equipment. At its Oklahoma underground quarry, the Company mines limestone using the room and pillar mining.

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

Plants and Facilities.  The Company produces lime and/or limestone products at four plants, three lime slurry facilities and one terminal facility:

The Cleburne, Texas plant has an annual capacity of approximately 470 thousand tons of quicklime from rotary kilns. The plant also has pulverized limestone equipment which, depending on the product mix, has the capacity to produce approximately 1.0 million tons of pulverized limestone annually.

The Arkansas plant is situated at the Batesville Quarry. The plant’s limestone and hydrating facilities are situated on a tract of 290 acres located approximately two miles from the Batesville Quarry, to which it is connected by a Company-owned, standard-gauge railroad. Utilizing three rotary kilns, including two new preheater rotary kilns completed in the first quarter 2004 and December 2006, this plant has an annual capacity of approximately 630 thousand tons of quicklime. The plant also has two grinding systems which, depending on the product mix, have the capacity to produce approximately 400 thousand tons of pulverized limestone annually.

The third preheater kiln at the Company’s Arkansas facilities began production in December 2006, and construction of certain ancillary structures is expected to be completed in the first quarter 2007. The third kiln has increased quicklime production capacity at the Arkansas facilities by approximately 50%. The project also includes crushing and stone handling enhancements and additional finished goods silos and load outs. The total cost of the entire project has increased to approximately $30.7 million, excluding capitalized interest, from prior estimates of approximately $26 million. The project experienced delays due to a variety of reasons, including slow equipment delivery and a shortage of skilled labor to construct the kiln and the ancillary facilities. The increase in cost was primarily due to seismic code changes which required additional work and materials, a rock fracture under the stone handling enhancements that required substantial design changes and underground structural work, and increased steel, material and labor costs compared to the original estimate.

The St. Clair Marble City, Oklahoma plant has an annual capacity of approximately 180 thousand tons of quicklime from two rotary kilns. The plant also has pulverized limestone equipment which has the capacity to produce approximately 150 thousand tons of pulverized limestone annually.

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

Colorado Lime Company operates a limestone drying, grinding and bagging facility, with an annual capacity of approximately 50 thousand tons, on eight acres of land in Salida, Colorado. The property is leased from the Union Pacific Railroad for a five-year term, ending June 2009, with a renewal option for an additional five years. This plant’s facilities also include a small rotary lime kiln which is not permitted for operation, and is presently dormant. A mobile stone crushing and screening plant is also situated at the Monarch Pass Quarry to produce agricultural grade limestone, with an annual capacity of up to 40 thousand tons. In September 2005, Colorado Lime Company acquired a new limestone grinding and bagging facility with an annual capacity of approximately 125 thousand tons, located on approximately three and one-half acres of land in Delta, Colorado.

U.S. Lime Company uses quicklime to produce lime slurry and commenced operations in 2004 to serve the Greater Houston area construction market. During 2006, U.S. Lime Company expanded by acquiring the assets of a lime slurry operation with two lime slurry facilities in the Dallas-Ft. Worth metroplex. In 2007, the Company established U.S. Lime Company — Transportation primarily to deliver lime slurry produced by U.S. Lime Company to customers in the Dallas-Ft. Worth metroplex.

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

Employees.  The Company employed, at December 31, 2006, 317 persons, 33 of whom are engaged in administrative and management activities, and 10 of whom are engaged in sales activities. Of the Company’s 274 production employees, 132 are covered by two collective bargaining agreements. The agreement for the Arkansas facility expires in January 2008, and the agreement for the Texas facility expires in November 2008. The Company believes its employee relations are good.

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

There is a continuing trend of consolidation in the lime and limestone industry, with the three largest lime companies now accounting for more than two-thirds of North American lime production capacity. In addition to the consolidations, and often in conjunction with them, many lime producers have undergone modernization and expansion projects to upgrade their processing equipment in an effort to improve operating efficiency. The Company’s Texas and Arkansas modernization and expansion projects, including the construction of the third kiln at Arkansas, and its recent acquisition of the St. Clair operations in Oklahoma should allow it to continue to remain competitive, protect its markets and position itself for the future. In addition, the Company will continue to evaluate additional external and internal opportunities for expansion. However, the Company may have to revise its strategy, or otherwise find ways to enhance the value of the Company, including entering into strategic partnerships, mergers, acquisitions, or other transactions.

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

The Company’s operations are subject to various federal, state, and local laws and regulations relating to the environment, health and safety, and other regulatory matters, including the Clear Air Act, the Clean Water Act, the

Resource Conservation and Recovery Act, and the Comprehensive Environmental Response, Compensation, and Liability Act, as well as the Toxic Substances Control Act (“Environmental Laws”). These Environmental Laws grant the United States Environmental Protection Agency (“EPA”) and state governmental agencies the authority to promulgate regulations that could result in substantial expenditures on pollution control and waste management. The rate of change of Environmental Laws has been rapid over the last decade, and compliance can require significant expenditures. For example, federal legislation required the Company’s plants with operating kilns to apply for “Title V” operating permits that have significant ongoing compliance monitoring costs. In addition to the Title V permits, other environmental operating permits are required for the Company’s operations, and such permits are subject to modification, renewal and revocation. Also, raw materials and fuels used to manufacture lime and calcium contain chemicals and compounds, such as trace metals, that may be classified as hazardous substances. The EPA implemented the maximum achievable control technology (“MACT”) regulations for lime plants on January 5, 2004 to control emissions of hazardous air pollutants from lime plants. The MACT regulations required existing plants to determine how the rules apply and, where the MACT regulations do apply, to develop and implement a plan to achieve compliance by January 5, 2007. The Company believes that it has timely complied with these new requirements. The MACT regulations require additional performance testing, monitoring of operations, reporting, and development and implementation of startup, shutdown and malfunction plans for most of the Company’s lime plants.

The EPA has adopted a new National Ambient Air Quality Standard (“NAAQS”) for ozone. Pursuant to the new standard, Johnson County, Texas, in which Texas Lime Company is located, is now identified as part of the Dallas-Fort Worth (“DFW”) nonattainment area for ozone. The Texas Commission on Environmental Quality has proposed regulations to limit emissions of nitrogen oxides (“NOx”) from lime kilns located in the DFW area that, if adopted as proposed, could result in substantial expenditures on pollution control measures and emissions monitoring systems. EPA has recently published a paper recommending an even more stringent NAAQS for ozone that, if promulgated, could also affect the Company’s operations in other areas of the country and require additional controls.

Carbon dioxide (“CO2”) emission reductions remain an issue for the Company and other similar manufacturing companies. Carbon dioxide is a greenhouse gas. Although no restrictions have yet been imposed under U.S. federal laws, it is possible that lime plants will be subject to CO2 emission reduction measures in the future. The consequences of CO2 reduction measures are potentially significant, as the production of CO2 is inherent in the manufacture of lime (through the calcination of limestone). The Company and other lime manufacturers, through the National Lime Association, the leading industry trade association, committed to the Department of Energy (“DOE”) and EPA to reduce the production of greenhouse gases, such as CO2. The commitment focuses on achieving energy-related reductions in emissions intensity, as it was understood that the lime industry cannot reduce emissions from the calcination of limestone. Although the DOE’s and EPA’s current efforts to decrease greenhouse gas emissions are voluntary, there is no assurance that a change in the law will not be adopted, such as the imposition of a carbon tax or limitations on raw materials use, fuel use, or production rates, that would have a material adverse effect on the Company’s financial condition, results of operations, cash flows and competitive position.

In part in response to requirements of environmental regulatory agencies, the Company incurred capital expenditures related to environmental activities of approximately $400 thousand in 2006 and $390 thousand in 2005. The Company’s recurring costs associated with managing and disposing of potentially hazardous substances (such as fuels and lubricants used in operations) and maintaining pollution control equipment amounted to approximately $690 thousand in 2006 and $455 thousand in 2005. The Company has not been named as a potentially responsible party in any federal superfund cleanup site or state-lead cleanup site.

The Company recognizes legal reclamation and remediation obligations associated with the retirement of long-lived assets at their fair value at the time that the obligations are incurred (“Asset Retirement Obligations” or “AROs”). Over time, the liability for AROs is recorded at its present value each period through accretion expense, and the capitalized cost is amortized over the useful life of the related asset. Upon settlement of the liability, the Company either settles the ARO for its recorded amount or recognizes a gain or loss. AROs are estimated based on studies and the Company’s process knowledge and estimates, and are discounted using an appropriate interest rate. The AROs are adjusted when further information warrants an adjustment. The Company believes that its accrual of $990 thousand for AROs at December 31, 2006 is reasonable.

Natural Gas Interests

Interests.  The Company, through its wholly owned subsidiary, U.S. Lime Company — O & G, LLC (“U.S. Lime O & G”), has a 20% royalty interest and a 20% working interest, resulting in a 36% interest in revenues, with respect to oil and gas rights on the Company’s approximately 3,800 acres of land located in Johnson County, Texas, in the Barnett Shale Formation. These interests are derived from the Company’s May 2004 oil and gas lease agreement (the “O & G Lease”) with EOG Resources, Inc. (“EOG”) with respect to oil and gas rights on its Cleburne, Texas property, that will continue so long as EOG is continuously developing the leased property as set forth in the Lease. Pursuant to the lease, the Company received lease bonus payments totaling $1.3 million, which were reflected in other income for 2004. During the fourth quarter 2005, drilling of the first natural gas well under the O & G Lease was completed, and natural gas production began in February 2006. As a result, the Company began reporting revenues and gross profit for natural gas production from its Natural Gas Interests in the first quarter 2006.

In November 2006, through O & G, the Company entered into a drillsite and production facility lease agreement and subsurface easement (the “Drillsite Agreement”) with XTO Energy, Inc., which has an oil and gas lease covering approximately 538 acres of land contiguous to the Company’s Johnson County, Texas property. Pursuant to the Drillsite Agreement, the Company received a 3% royalty interest and a 12.5% working interest in any wells drilled from two pad sites located on the Company’s property.

U.S. Lime O & G has no direct employees and is not the operator of any wells drilled, or to be drilled, on the properties subject to either the O & G Lease or the Drillsite Agreement (the “O & G Properties”). The only decision the Company makes is whether to participate as a nonoperating working interest owner and pay its proportionate share of drilling, completing and operating a well.

Regulation.  Many aspects of the production, pricing and marketing of natural gas are regulated by federal and state agencies. Legislation affecting the natural gas industry is under constant review for amendment or expansion, which frequently increases the regulatory burden on affected members of the industry.

Exploration and production operations are subject to various types of regulation at the federal, state and local levels which may impact our working and royalty interests. Such regulation includes:

•	requiring permits for the drilling of wells;

•	numerous federal and state safety requirements;

•	environmental requirements;

•	property taxes and severance taxes; and

•	specific state and federal income tax provisions.

Customers and Pricing.  The pricing of natural gas sales is primarily determined by supply and demand in the marketplace and can fluctuate considerably. As the Company is not the operator, it has limited access to timely information, involvement, and operational control over the volumes of natural gas produced and sold and the terms and conditions on which such volumes are marketed and sold. Although the Company has the right to take its production in kind, it currently has elected to have its natural gas production marketed by the operator. The operator sells to various end users, and frequently reviews alternative gas purchasers.

Drilling Activity.  During 2006, the Company participated as a royalty interest and working interest owner in 8 gross natural gas wells located on lands owned by the Company. These wells are located in Johnson County, Texas. As of December 31, 2006, all of these wells had been completed as producing natural gas wells. In addition to its 20% royalty interest, the Company has a 20% working interest in the 8 gross wells, resulting in a 36% interest in revenues.

2006 Production.  During 2006, the Company’s natural gas production volume totaled approximately 601 thousand MCF, which was sold for an average price of approximately $7.61 per MCF. Total costs of revenues (including taxes other than income taxes) for its natural gas interests averaged approximately $1.21 per MCF in 2006.

Present Activity.  There were three wells being drilled at December 31, 2006. One well, related to the O & G Lease, was completed as a producing natural gas well in the first quarter 2007. The other two wells, related to the Drillsite Agreement, are nearing completion. Drilling of an additional well under the O & G Lease began in February 2007.

Delivery Commitments.  There are no delivery commitments for the Company’s natural gas production.

Natural Gas Reserves.  The following table reflects the proved developed, proved undeveloped and total proved reserves (all of which are located in Johnson County), future net revenues and SEC PV-10 at December 31, 2006. The reserves and future net revenues are based on the reports of the independent petroleum engineering consulting firm of DeGolyer and MacNaughton. Proved undeveloped reserves represents reserves for six wells yet to be drilled. Other than these six wells, the data included in the tables does not include any potential wells that may be drilled on the Company’s undeveloped acreage. The Company’s estimated proved reserves have not been filed with, or included in, any reports to any federal agency, other than those filed with the SEC.

	Developed	Undeveloped	Total

Proved natural gas reserves (thousands of MCF)	5,409	2,462	7,871
Future net revenues (in thousands)	$26,478	$9,775	$36,253
SEC PV-10(1) (in thousands)	$13,632	$4,276	$17,908

(1)	This present value data should not be construed as representative of the fair market value, since such data is based upon projected cash flows which do not provide for escalation or reduction of natural gas prices nor for escalation or reduction of expenses and capital costs and is before income taxes.

Undeveloped Acreage.  Based on discussions with the operators and the number of wells included in the table above as proved developed reserves, the Company estimates that approximately 60% of the 3,800 gross acres covered by the O & G Lease, and all of the 538 gross acres covered by the Drillsite Agreement are considered undeveloped acreage because no wells have yet been drilled thereon. As noted above, the six wells that compose our proved undeveloped reserves are part of this undeveloped acreage. We estimate that these six wells will develop approximately 15% of the 3,800 gross acres covered by the O & G Lease and approximately 50% of the 538 gross acres covered by the Drillsite Agreement. The total number of wells ultimately drilled under the O & G Lease and the Drillsite Agreement has not yet been determined, and could be more or less than the number that could be inferred from the estimated undeveloped acreage due to, among other factors, irregularities in formations and spacing decisions made by the operators.

Glossary of Certain Oil and Gas Terms.  The definitions set forth below shall apply to the indicated terms as used in this document. All volumes of natural gas referred to herein are stated at the legal pressure base of the state or area where the reserves exist and at 60 degrees Fahrenheit and in most instances are rounded to the nearest major multiple.

“Depletion” means (a) the volume of hydrocarbons extracted from a formation over a given period of time, (b) the rate of hydrocarbon extraction over a given period of time expressed as a percentage of the reserves existing at the beginning of such period, or (c) the amount of cost basis at the beginning of a period attributable to the volume of hydrocarbons extracted during such period.

“Future Estimated Net Revenues” means the result of applying current prices of oil and natural gas to future estimated production from oil and natural gas proved reserves, reduced by future estimated expenditures, based on current costs to be incurred, in developing and producing the proved reserves, excluding overhead.

“Formation” means a distinct geologic interval, sometimes referred to as the strata, which has characteristics (such as permeability, porosity and hydrocarbon saturations) which distinguish it from surrounding intervals.

“MCF” means one thousand cubic feet under prescribed conditions of pressure and temperature and represents the basic unit for measuring the production of natural gas.

“Operator” means the individual or company responsible for the exploration, development, and production of an oil or natural gas well or lease.

“Proved developed reserves” means reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. Additional oil and gas expected to be obtained through the application of fluid injection or other improved recovery techniques for supplementing the natural forces and mechanisms of primary recovery are included as “proved developed reserves” only after testing by a pilot project or after the operation of an installed program has confirmed through production response that increased recovery will be achieved.

“Proved reserves” means the estimated quantities of crude oil, natural gas, and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e., prices and costs as of the date the estimate is made. Prices include consideration of changes in existing prices provided only by contractual arrangements, but not on escalations based upon future conditions.

(i) Reservoirs are considered proved if economic production is supported by either actual production or conclusive formation test. The area of a reservoir considered proved includes (a) that portion delineated by drilling and defined by gas-oil and/or oil-water contacts, if any; and (b) the immediately adjoining portions not yet drilled, but which can be reasonably judged as economically productive on the basis of available geological and engineering data. In the absence of information on fluid contacts, the lowest known structural occurrence of hydrocarbons controls the lower proved limit of the reservoir.

(ii) Reserves which can be produced economically through application of improved recovery techniques (such as fluid injection) are included in the “proved” classification when successful testing by a pilot project, or the operation of an installed program in the reservoir, provides support for the engineering analysis on which the project or program was based.

(iii) Estimates of proved reserves do not include the following: (a) oil that may become available from known reservoirs but is classified separately as “indicated additional reserves”; (b) crude oil, natural gas, and natural gas liquids, the recovery of which is subject to reasonable doubt because of uncertainty as to geology, reservoir characteristics, or economic factors; (c) crude oil, natural gas, and natural gas liquids, that may occur in undrilled prospects; and (d) crude oil, natural gas, and natural gas liquids, that may be recovered from oil shales, coal, gilsonite and other such sources.

“Proved undeveloped reserves” means reserves that are expected to be recovered from new wells on undeveloped acreage or from existing wells where a relatively major expenditure is required for recompletion. Proved undeveloped reserves on undeveloped acreage is limited (i) to those drilling units offsetting productive units that are reasonably certain of production when drilled and (ii) to other undrilled units where it can be demonstrated with certainty that there is continuity of production from the existing productive formation.

“Royalty” means an interest in an oil and gas lease that gives the owner of the interest the right to receive a portion of the production from the leased acreage (or of the proceeds of the sale thereof), but generally does not require the owner to pay any portion of the costs of drilling or operating the wells on the leased acreage.

“SEC PV-10” means the pretax present value of future estimated net revenues to be generated from the production of proved reserves calculated in accordance with SEC guidelines, net of estimated production and future development costs, using prices and costs as of the date of estimation without future escalation, without giving effect to non-property related expenses such as general and administrative expenses, debt service and depreciation, depletion and amortization, and discounted using an annual discount rate of 10%.

“Severance tax” means an amount of tax, surcharge or levy recovered by governmental agencies from the gross proceeds of oil and natural gas sales. Production tax may be determined as a percentage of proceeds or as a specific amount per volumetric unit of sales. Severance tax is usually withheld from the gross proceeds of oil and natural gas sales by the first purchaser (e.g. pipeline or refinery) of production.

“Standardized measure of discounted future net cash flows” (also referred to as “standardized measure”) means the SEC PV-10 defined above, less applicable income taxes.

“Undeveloped acreage” means lease acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and natural gas regardless of whether such acreage contains proved reserves.

“Working interest” means a real property interest entitling the owner to receive a specified percentage of the proceeds of the sale of oil and natural gas production or a percentage of the production, but requiring the owner of the working interest to bear the cost to explore for, develop and produce such oil and natural gas. A working interest owner who owns a portion of the working interest may participate either as operator or by voting his percentage interest to approve or disapprove the appointment of an operator and certain activities in connection with the development and operation of a property.

ITEM 1A.	RISK FACTORS.

General

During the last few years, we have borrowed additional money to pay for our modernization and expansion projects, our expansion into the lime slurry business and the acquisitions of St. Clair and the Delta, Colorado facilities. Therefore, we have increased our total indebtedness compared to prior years.

As of December 31, 2006, our total consolidated bank debt was $64.6 million. Our indedebtedness represented approximately 47% of our total capitalization at December 31, 2006. As a result of our total indebtedness, a large portion of our cash flows from operations will be dedicated to the payment of principal and interest on indebtedness. Our ability to service our debt and to comply with the financial and restrictive covenants contained in our credit facilities is subject to financial, economic, competitive and other factors. Many of these factors are beyond our control. In particular, our ability to service our debt will depend upon our ability to sustain current levels of revenues and cash flows from operations as a result of the modernization and expansion projects and recent acquisitions.

Remaining funds available under our $30 million revolving credit facility and funds generated from operations should allow us to meet current liquidity demands. Should we have to obtain additional financing, there is no assurance that we will be able to do so at a favorable rate, given our current level of indebtedness.

Lime and Limestone Operations

In the normal course of our business operations, we face various business and financial risks that could have a material adverse effect on our financial position, results of operations, cash flows and competitive position. Not all risks are foreseeable or within our ability to control.

These risks arise from factors including, but not limited to, fluctuating demand for lime and limestone products, including as a result of downturns in the economy and specific industries and changes in legislation and regulations, our ability to produce and store quantities of lime and limestone products sufficient in amount and quality to meet customer demands, the success of our modernization and expansion strategies, including our ability to execute the strategies and complete projects on time and within budget, our ability to integrate, refurbish and/or improve acquired facilities, our access to capital, increasing costs, especially fuel, electricity and transportation costs, inclement weather, and the effects of seasonal trends.

We receive most of our coal and coke by rail, so the availability of sufficient solid fuels to run our plants could be diminished significantly in the event of major rail disruptions. In addition, our freight costs to deliver our products are high relative to the value of our products and have increased significantly in recent years. If we are unable to continue to pass along our increasing freight costs, our financial condition, results of operations, cash flows or competitive position could be materially adversely affected.

We incur environmental compliance costs, including capital, maintenance and operating costs with respect to pollution control facilities, the cost of ongoing monitoring programs, the cost of reclamation and remediation efforts and other similar costs and liabilities relating to our compliance with Environmental Laws, and we expect these costs and liabilities to continue to increase.

The rate of change of Environmental Laws has been rapid over the last decade, and compliance can require significant expenditures. We believe that our expenditure requirements for future environmental compliance will continue to increase as operational and reporting standards increase. Discovery of currently unknown conditions and unforeseen liabilities could require additional expenditures.

The potential regulation of carbon dioxide CO2 emissions remain an issue for the Company and other similar manufacturing companies. Although no restrictions have yet been imposed under U.S. federal laws, many bills have been filed at the federal and state levels that could impose CO2 emission reduction measures on lime plants in the future. The consequences of CO2 reduction measures are potentially significant, as the production of CO2 is inherent in the manufacture of lime (through the calcination of limestone). There is no assurance that a change in the law will not be adopted, such as the imposition of a carbon tax or limitations on raw materials use, fuel use, or production rates, which would have a material adverse effect on our financial condition, results of operations, cash flows or competitive position.

We intend to comply with all Environmental Laws and believe that our accrual for environmental costs at December 31, 2006 is reasonable. Because many of the requirements are subjective and therefore not quantifiable or presently determinable, or may be affected by future legislation and rulemaking, it is not possible to accurately predict the aggregate future costs of compliance and their effect on our financial condition, results of operations, cash flows or competitive position.

In order to maintain our competitive position, we may need to continue to expand our operations and production capacity and to sell the resulting increased production.

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

Natural Gas Interests

Historically, the markets for natural gas have been volatile and may continue to be volatile in the future.

Various factors that are beyond our control will affect the demand for and prices of natural gas, such as:

•	the worldwide and domestic supplies of natural gas;

•	the price and level of foreign imports;

•	the level of consumer and industrial demand;

•	the price and availability of alternative fuels;

•	the availability of pipeline capacity;

•	weather conditions;

•	domestic and foreign governmental regulations and taxes; and

•	the overall economic environment.

Lower natural gas prices may reduce the amount of natural gas that is economic to produce and thus reduce our revenues and operating income.

We do not control operations and development of the O & G Properties, which could impact our natural gas interests.

As the owner of non-operating working interests and royalty interests, our ability to influence development of the O & G Properties is severely limited. All decisions related to development on the O & G Properties will be made by the operators and may be influenced by factors beyond our control, including but not limited to natural gas prices, interest rates, budgetary considerations and general industry and economic conditions.

The occurrence of an operational risk or uncertainty which materially impacts the operations of the operators of the O & G Properties could have a material adverse effect on the amount that we receive in connection with our interests in production from our properties, which could have a material adverse effect on our financial condition, results of operations and cash flows.

Income is affected by production and other costs, some of which are outside of our control.

The income that comes from our working interests, and to a lesser extent, our royalty interests, is directly affected by increases in production costs and other costs. Some of these costs are outside our control, including costs of regulatory compliance and severance and other similar taxes. Other expenditures are dictated by business necessity, such as drilling additional wells to increase recovery rates.

Our natural gas reserves are depleting assets, and our ability to replace them is limited to development of the remaining undeveloped acreage subject to the O & G Lease or the Drillsite Agreement.

Our revenues from our natural gas interests depend in large part on the quantity of natural gas produced from the O & G Properties. Our producing natural gas wells over time will experience declines in production due to depletion of their natural gas reserves. Any increases in our reserves will come from the operators’ drilling activities on the remaining undeveloped acreage of the O & G Properties. The timing and number of development wells to replace natural gas produced depends on the market prices of natural gas and on other factors beyond our control.

Drilling activities on the O & G Properties may not be productive, which could have an adverse effect on future results of operations, financial condition and cash flows.

Drilling involves a wide variety of risks, including the risk that no commercially productive natural gas reservoirs will be encountered. The cost of drilling, completing and operating wells is often uncertain and drilling operations may be delayed or canceled as a result of a variety of factors, including:

•	Pressure or irregularities in formations;

•	Equipment failures or accidents;

•	Unexpected drilling conditions;

•	Shortages or delays in the delivery of equipment; and

•	Adverse weather conditions

Future drilling activities on the O & G Properties may not be successful. If these activities are unsuccessful, this failure could have an adverse effect on our future financial condition, results of operations and cash flows.

A natural disaster or catastrophe could damage pipelines, gathering systems and other facilities that service wells on the O & G Properties, which could substantially limit our operations and adversely affect our financial condition and cash flows.

If gathering systems, pipelines or other facilities that serve our properties are damaged by any natural disaster, accident, catastrophe or other event, revenues from our natural gas interests could be significantly interrupted. Any event that interrupts the production, gathering or transportation of our natural gas, or which causes us to share in significant expenditures not covered by insurance, could adversely impact gross profit from our natural gas interests. We do not carry business interruption insurance on our natural gas interests.

The O & G Properties are geographically concentrated, which could cause net proceeds to be impacted by regional events.

The O & G Properties are all natural gas properties located exclusively in the Barnett Shale Formation. Because of this geographic concentration, any regional events, including natural disasters, that increase costs, reduce availability of equipment or supplies, reduce demand or limit production may impact our gross profit more than if the properties were more geographically diversified.

The number of prospective natural gas purchasers and methods of delivery are considerably less than would otherwise exist from a more geographically diverse group of interests.

Governmental policies, laws and regulations could have an adverse impact on our business.

Our business and the properties in which we hold interests are subject to federal, state and local laws and regulations relating to the oil and natural gas industry, as well as regulations relating to safety matters. These laws and regulations can have a significant impact on production and costs of production.

Environmental costs and liabilities and changing environmental regulation could adversely affect our financial condition and cash flows.

As with other companies engaged in the ownership and production of natural gas, we always expect to have some risk of exposure to environmental costs and liabilities. The costs associated with environmental compliance or remediation could reduce the amount we would receive from our interests. The O & G Properties are subject to extensive federal, state and local regulatory requirements relating to environmental affairs, health and safety and waste management. Governmental authorities have the power to enforce compliance with applicable regulations and permits, which could increase production costs on our properties and adversely affect their cash flow. Third parties may also have the right to pursue legal actions to enforce compliance. It is likely that expenditures in connection with environmental matters, as part of normal capital expenditure programs, will affect the net cash flow from the O & G Properties. Future environmental law developments, such as stricter laws, regulations or enforcement policies, could significantly increase the costs of production from the O & G Properties and reduce our cash flows.

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

The Company did not submit any matters to a vote of security holders during the fourth quarter 2006.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s common stock is listed on the NASDAQ Global Market® under the symbol “USLM.” As of March 13, 2007, the Company had approximately 500 stockholders of record. The Company did not pay any dividends during 2006 and does not plan on paying dividends in 2007.

As of March 13, 2007, the Company had 500,000 shares of $5.00 par value preferred stock authorized; however, none has been issued.

The low and high sales prices for the Company’s common stock for the periods indicated were:

	2006		2005
	Market Price		Market Price
	Low	High	Low	High

First Quarter	$23.03	$27.99	$10.15	$19.49
Second Quarter	$25.24	$36.40	$11.91	$19.32
Third Quarter	$29.03	$36.00	$15.56	$35.97
Fourth Quarter	$29.25	$36.60	$23.00	$35.35

PERFORMANCE GRAPH

The graph below compares the cumulative five-year total shareholders’ return on the Company’s Common Stock with the cumulative total return on The NASDAQ Stock Market Index and a peer group consisting of Eagle Materials, Inc., Monarch Cement, U.S. Concrete, Inc., Florida Rock Industries, and Martin Marietta Materials, Inc. The peer group was revised because shares of previously included companies Lafarge North America, Inc. (bought out) and Oglebay Norton Company (deregistered) are no longer traded on a public stock exchange. The graph assumes that the value of the investment in the Company’s Common Stock and each index was $100 on December 31, 2001, and that all dividends have been reinvested.

COMPARE 5-YEAR CUMULATIVE TOTAL RETURN
AMONG U.S. LIME & MINERALS, INC.,
NASDAQ MARKET INDEX AND PEER GROUP INDEX

ASSUMES $100 INVESTED ON JAN. 1, 2002
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DEC. 31, 2006

	2001	2002	2003	2004	2005	2006
U.S. LIME & MINERALS, INC.	$100.00	66.93	123.81	208.19	485.53	553.03
PEER GROUP INDEX	$100.00	81.75	115.46	149.58	197.42	241.05
NASDAQ MARKET INDEX	$100.00	69.75	104.88	113.70	116.19	128.12

ITEM 6.  SELECTED FINANCIAL DATA.

	Years Ended December 31,
	2006		2005	2004	2003	2002
	(Dollars in thousands, except per share amounts)

Operating results
Lime and Limestone Revenues	$114,113		81,085	71,231	57,432	49,976
Natural Gas Revenues	4,577		—	—	—	—

Total Revenues	$118,690		81,085	71,231	57,432	49,976
Gross profit	$28,037		19,366	17,020	13,062	9,508
Operating profit	$21,024		13,844	11,980	8,574	5,539
Income before taxes and cumulative effect of change in accounting principle	$18,140	(1)	9,772	7,713	4,804	671
Net income	$12,701	(1)	7,948	6,329	3,860	636
Net income per share of common stock:
Basic	$2.06		1.34	1.08	0.67	0.11
Diluted	$2.02		1.31	1.07	0.67	0.11

	As of December 31,
	2006	2005		2004	2003	2002

Total assets	$154,168	123,024	(2)	100,339	99,500	84,519
Long-term debt, excluding current installments	$59,641	51,667		41,390	47,886	37,500
Stockholders’ equity per outstanding common share	$11.67	9.66		8.25	7.22	6.60
Cash dividends per common share	$—	—		—	0.05	0.10
Employees	317	292		211	201	198

(1)	The cumulative effect of change in accounting principle in 2006 for certain stripping costs was $550, net of $190 income tax benefit.

(2)	Includes the assets of St. Clair acquired on December 28, 2005.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS.

Any statements contained in this Report that are not statements of historical fact are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements in this Report, including without limitation statements relating to the Company’s plans, strategies, objectives, expectations, intentions, and adequacy of resources, are identified by such words as “will,” “could,” “should,” “believe,” “expect,” “intend,” “plan,” “schedule,” “estimate,” “anticipate,” and “project.” The Company undertakes no obligation to publicly update or revise any forward-looking statements. The Company cautions that forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from expectations, including without limitation the following: (i) the Company’s plans, strategies, objectives, expectations, and intentions are subject to change at any time in the Company’s discretion; (ii) the Company’s plans and results of operations will be affected by its ability to manage its growth; (iii) the Company’s ability to meet short-term and long-term liquidity demands, including servicing the Company’s debt; (iv) inclement weather conditions; (v) increased fuel, electricity and transportation costs; (vi) unanticipated delays or cost overruns in completing construction projects; (vii) the Company’s ability to successfully integrate acquired operations; (viii) reduced demand for the Company’s lime and limestone products, including the additional lime production from the Company’s third kiln in Arkansas; (ix) the uncertainties of development, recovery and prices with respect to the

Company’s natural gas interests; and (x) other risks and uncertainties set forth in this Report or indicated from time to time in the Company’s filings with the Securities and Exchange Commission.

OVERVIEW.

General.

We have two business segments: Lime and Limestone Operations and Natural Gas Interests. Our Lime and Limestone Operations represent our principal business. Our National Gas Interests consist of royalty and working interests under a Lease Agreement and a Drillsite Agreement with two separate operators related to our Johnson County, Texas property, located in the Barnett Shale Formation, on which Texas Lime conducts its lime and limestone operations. We reported our first revenues and gross profit for natural gas production from our Natural Gas Interests in the first quarter 2006.

Management’s principal operational focus is on managing our Lime and Limestone Operations. We have little control over the two operators that explore, drill, and produce natural gas on our Johnson County property. Our principal management decisions related to our Natural Gas Interests involve whether to participate as a working interest owner by contributing our proportional costs for drilling proposed wells under the O & G Lease (20% working interest at approximately $400 to 450 thousand per well to date) and the Drillsite Agreement (12.5% working interest at approximately $250 thousand per well to date). While we intend to continue to participate in future natural gas wells drilled on our Johnson County property, we are not in the business of exploring for natural gas, have no personnel expert in that field and currently believe that we have no other properties that may have significant recoverable natural gas reserves.

We do not allocate our interest expense or public company costs to either of our segments. In the next two years, we anticipate incurring additional corporate governance compliance costs resulting from the Sarbanes-Oxley Act of 2002 and associated regulatory requirements. We have already begun to incur costs in connection with preparing for the first audit of our internal control over financial reporting which, given current requirements, will apply to our fiscal year ending December 31, 2008.

Lime and Limestone Operations.

In our Lime and Limestone Operations, we produce and sell pulverized limestone, quicklime, hydrated lime and lime slurry. The principal factors affecting our success are the level of demand for our products, and whether we are able to maintain sufficient production levels and product quality while controlling costs.

Inclement weather conditions generally reduce the demand for lime and limestone products supplied to construction-related customers that account for a significant amount of our revenues. Inclement weather also interferes with our open-pit mining operations and can disrupt our plant production, as in the case of flooding and winter ice storms in Texas in recent years.

Demand for our products in our market areas is also affected by general economic conditions, the pace of home construction and the demand for steel, as well as the level of governmental funding for highway construction. In recent years, the demand and prices for lime and limestone products have remained strong, although during the second half 2006, demand for our pulverized limestone (“PLS”) declined significantly, primarily due to reduced reroofing demand in our markets. PLS demand for reroofing has increased slightly in the first two months of 2007, but is still substantially below the level of demand we had during the first two months of 2006. Additionally, demand for lime by the steel industry declined beginning in mid-May 2005 and through the end of 2005. Steel industry demand improved in 2006 but softened again towards the end of the fourth quarter 2006 and into 2007. We are now starting to see some improvement in demand for lime by the steel industry.

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

Our recent modernization and expansion projects in Texas and Arkansas, including the construction of a third kiln at Arkansas that was completed in December 2006, our December 28, 2005 acquisition of St. Clair and our expanded slurry operations, have positioned us to meet the increasing demand for high-quality lime and limestone products in our markets, with our lime out-put capacity more than doubling since 2003 and our limestone production capacity increasing more than 50% since 1998. In addition, our distribution terminal in Shreveport, Louisiana expanded our market area for this additional output. Our modernization and expansion projects have also equipped us with up-to-date, fuel-efficient plant facilities, which should result in lower production costs and greater operating efficiencies, thus enhancing our competitive position. In order for our plants to operate at peak efficiency, we must meet operational challenges that arise from time to time, including bringing new facilities on line and refurbishing and/or improving newly acquired facilities, such as St. Clair, as well as operating existing facilities efficiently.

Our primary variable cost is energy. Natural gas prices remain high, and fuel, electricity, freight and transportation costs have also increased significantly. In addition, due to mine and rail delivery problems, we sometimes have to purchase higher priced coal and coke from sources other than our normal provider. In addition, our freight costs to deliver our products are high relative to the value of our products and have increased significantly in recent years. We have been able to mitigate to some degree the adverse impact of these cost increases by varying the mixes of fuel used in our kilns, and by passing on some of our increased energy costs to our customers through higher prices and/or surcharges on certain products. We have not, to date, engaged in any significant hedging activity in an effort to control our energy costs. In the past, we have, however, entered into forward purchase contracts for natural gas for the winter months in order to provide greater predictability to this cost component, and we may do so again in the future.

We financed our recent modernization and expansion projects and acquisitions through a combination of debt financing, including the issuance in August 2003 of $14.0 million of unsecured subordinate notes, which have been fully repaid, and cash flows from operations. We financed our $14.0 million acquisition cost for the St. Clair acquisition primarily from a new long-term loan. During 2007, we anticipate increasing our debt in the first few months, primarily due to the seasonality of our business and the payment of costs for the third kiln project in accounts payable or accrued expenses at December 31, 2006, and reducing it during the remainder of the year. Given our increased level of debt, we must generate sufficient cash flows to cover ongoing capital and debt service needs. All of our long-term debt becomes due in 2015.

As a result of our Texas and Arkansas modernization, acquisitions and expansion projects, our yearly depreciation, depletion and amortization expense included in cost of revenues increased from $6.2 million in 2002 to $9.8 million in 2006, while our gross profit increased from $9.5 million to $28.0 million over the same period. Our construction of the third kiln project at Arkansas will further increase our depreciation expense. In addition, even though the amount of our borrowings has increased since 2002, our interest expense has decreased slightly from $4.3 million in 2002 to $4.2 million in 2005 (excluding approximately $9 thousand of interest capitalized in 2005) and $3.1 million in 2006 (excluding approximately $940 thousand of interest capitalized in 2006). The decrease resulted from our refinancing our bank debt in 2004 and 2005, reducing our interest rate to approximately 6.76% for 2006 from approximately 9.25% prior to the refinancing. However, we expect our interest expense in 2007 to be higher due to our increased debt levels and the approximately $940 thousand of interest that was capitalized in 2006 as part of the Arkansas third kiln project.

In order for us to continue to increase our profitability in our Lime and Limestone Operations in the face of these increased fixed and variable costs, we must maintain our revenues and cash flows and continue to control our operational and selling, general and administrative expenses. We also continue to explore ways to expand our operations and production capacity through additional capital projects and acquisitions.

We believe the enhanced production capacity resulting from our modernization and expansion efforts at the Texas and Arkansas plants, including the third kiln at Arkansas, our recent acquisitions, and the operational strategies that we have implemented have allowed us to increase production, improve product quality, better serve existing customers, attract new customers and control our costs. There can be no assurance, however, that demand and prices for our lime and limestone products will remain strong, that our production will not be adversely affected by weather-related or other operational problems, that we can successfully invest in improvements to our existing facilities, that our results will not be adversely affected by continued increases in fuel, electricity, freight and transportation costs or new environmental requirements, or that our production capacity, revenues, net income and cash flows will continue to be strong.

Natural Gas Interests.

In 2004, we entered into the O & G Lease with respect to oil and gas rights on our Cleburne, Texas property, located in the Barnett Shale Formation. Pursuant to the lease, we received lease bonus payments totaling $1.3 million, and retained a 20% royalty interest in oil and gas produced from any successful wells drilled on the leased property and an option to participate in any well drilled on the leased property as a 20% working interest owner, resulting in a 36% interest in revenues with respect to those wells which we elect to participate as a working interest owner.

During 2006, our capital expenditures totaled approximately $3.4 million (including approximately $300 thousand that was included in accounts payable or accrued expenses at December 31, 2006) for eight wells drilled and/or completed under the lease, and gas production from the first well began in February 2006. Estimated drilling costs for our 20% working interest are approximately $400 to $450 thousand per well. Our gross profit from these wells totaled approximately $3.5 million in 2006.

In November 2006, we also entered into a new Drillsite Agreement with an oil and gas company that has an oil and gas lease covering approximately 538 acres of land contiguous to our Johnson County, Texas property. Pursuant to this agreement, we have a 3% royalty interest and an optional 12.5% working interest in any wells drilled from two padsites. At December 31, 2006, two wells were being drilled under this Drillsite Agreement that are expected to be completed in the first half 2007. Estimated drilling costs for our 12.5% working interest are approximately $250 thousand per well.

We currently intend to participate in additional wells expected to be drilled under both Agreements in 2007 and thereafter, but cannot predict the number that will be drilled or their results.

CRITICAL ACCOUNTING POLICIES.

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities, at the date of our financial statements. Actual results may differ from these estimates and judgments under different assumptions or conditions and historical trends.

Critical accounting policies are defined as those that are reflective of significant management judgments and uncertainties and potentially result in materially different results under different assumptions and conditions. We believe the following critical accounting policies require the most significant management estimates and judgments used in the preparation of our consolidated financial statements.

Accounts receivable.  We are required to estimate the collectability of our trade receivables. A considerable amount of judgment is required in assessing the ultimate realization of these receivables and determining our allowance for doubtful accounts. The majority of our trade receivables are unsecured. Payment terms for our trade receivables are based on underlying purchase orders, contracts or purchase agreements. Credit losses relating to these receivables consistently have been within management expectations and historical trends.

Revenue recognition.  We recognize revenue for our Lime and Limestone Operations in accordance with the terms of purchase orders, contracts or purchase agreements, which are upon shipment, and payment is considered probable. Revenues include external freight billed to customers with related costs included in cost of revenues. Sales taxes billed to customers are not included in revenues. For our Natural Gas Interests, we recognize revenue in the month of production.

Successful-Efforts Method used for Natural Gas Interests.  We use the successful-efforts method to account for oil and gas exploration and development expenditures. Under this method, drilling and completion costs for successful exploratory wells and all development well costs are capitalized and depleted using the units-of-production method. Costs to drill exploratory wells that do not find proved reserves are expensed.

Reserve Estimates.  Proved reserves are estimated quantities of crude oil, natural gas and natural gas liquids that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. Additional oil and gas expected to be obtained through the application of fluid injection or other improved recovery techniques for supplementing the natural forces and mechanisms of primary recovery are included as “proved developed reserves” only after testing by a pilot project or after the operation of an installed program has confirmed through production response that increased recovery will be achieved. Proved undeveloped reserves are reserves that are expected to be recovered from new wells on undeveloped acreage or from existing wells where a relatively major expenditure is required for recompletion. Proved undeveloped reserves on undrilled acreage is limited (i) to those drilling units offsetting productive units that are reasonably certain of production when drilled and (ii) to other undeveloped units where it can be demonstrated with certainty that there is continuity of production from the existing productive formation. We emphasize that the volume of reserves are estimates that, by their nature are subject to revision. The estimates are made using geological and reservoir data, as well as production performance data. These estimates will be reviewed annually and revised, either upward or downward, as warranted by additional performance data. If the estimates of proved reserves were to decline, the rate at which we record depletion expense would increase.

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

Environmental costs.  We record environmental accruals in other liabilities, based on studies and estimates, when it is probable that we have incurred a reasonably estimable liability. The accruals are adjusted when further information warrants an adjustment. Environmental expenditures that extend the life, increase the capacity or improve the safety or efficiency of Company-owned assets or are incurred to mitigate or prevent future possible environmental contamination are capitalized. Other environmental costs are expensed when incurred.

Contingencies.  We are party to proceedings, lawsuits and claims arising in the normal course of business relating to regulatory, labor, product and other matters. We are required to estimate the likelihood of any adverse judgments or outcomes to these matters, as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies is made after careful analysis of each individual issue, including coverage under our insurance policies. This determination may change in the future because of new developments.

Derivatives.  We record the fair value of gas forward purchase contracts on our balance sheet, with the offsetting entry to other operating expense. Any subsequent mark-to-market adjustments result in an increase or decrease of other operating expense. We record the fair value of our interest rate hedge on our balance sheet and include any changes in fair value in other comprehensive income (loss).

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

RESULTS OF OPERATIONS.

The following table sets forth certain financial information expressed as a percentage of revenues for the periods indicated:

	Year Ended December 31,
	2006	2005	2004

Revenues	100.0%	100.0%	100.0%
Cost of revenues
Labor and other operating expenses	(68.2)	(66.4)	(65.7)
Depreciation, depletion and amortization	(8.2)	(9.7)	(10.4)

Gross profit	23.6	23.9	23.9
Selling, general and administrative expenses	(5.9)	(6.9)	(7.1)

Operating profit	17.7	17.0	16.8
Other (expense) income:
Interest expense	(2.6)	(5.1)	(7.9)
Other, net	0.2	0.1	1.9
Income tax expense	(4.1)	(2.2)	(1.9)

Net income before cumulative effect of change in accounting principle	11.2	9.8	8.9
Cumulative effect of change in accounting principle, net of income tax benefit	(0.5)	—	—

Net income	10.7%	9.8%	8.9%

2006 vs. 2005

Revenues for 2006 increased to $118.7 million from $81.1 million in 2005, an increase of $37.6 million, or 46.4%. Revenues from our Lime and Limestone Operations increased $33.0 million, or 40.7%, in 2006 compared to 2005, including $17.0 million of revenues from our St. Clair operations acquired at the end of 2005. Revenues from our Natural Gas Interests totaled $4.6 million in 2006. No revenues were reported from our Natural Gas Interests in 2005.

Our gross profit increased to $28.0 million for 2006, from $19.4 million for 2005, an increase of $8.6 million, or 44.8%. Gross profit for 2006 for our Lime and Limestone Operations was $24.5 million, including $1.6 million from the St. Clair operations. In 2006, we had a gross profit of $3.5 million from our Natural Gas Interests. Production volumes for our 36% revenue interests in natural gas wells in 2006 totaled approximately 601 thousand MCF, and we received average prices per MCF of approximately $7.61.

The increases in revenues and gross profit from our Lime and Limestone Operations were primarily due to average price increases for products of approximately 7.1% in 2006, compared to 2005, and increased sales volumes from our Arkansas and Texas plants, as well as the revenues and gross profit from the St. Clair operations. These increases were partially offset by significantly reduced pulverized limestone (“PLS”) sales volumes in the second half 2006 due reduced reroofing demand, increased fuel, electricity and transportation costs and increased depreciation, depletion and amortization (“DD&A”), primarily resulting from our acquisitions and expanded business operations in our Lime and Limestone Operations ($9.4 million), and our new Natural Gas Interests segment ($327 thousand).

Selling, general and administrative expenses (“SG&A”) increased to $7.0 million in 2006 from $5.5 million in 2005, an increase of $1.5 million, or 27.0%. As a percentage of revenues, SG&A declined to 5.9% in 2006 from 6.9% in 2005. The increases in SG&A in 2006 were primarily attributable to the Company’s additional operations (approximately $1.0 million) and the recognition of stock-based compensation ($294 thousand).

Interest expense in 2006 decreased to $3.1 million from $4.2 million in 2005, a decrease of $1.1 million, or 25.6%. The decrease in interest expense for 2006 compared to 2005 primarily resulted from (a) the elimination of the Company’s warrant share put liability effective August 31, 2005 (which accounted for $798 thousand of interest expense in 2005) and (b) the prepayment of the $7.0 million then-remaining principal balance of our subordinated notes (the “Sub Notes”) in August 2005, resulting in a $280 thousand prepayment penalty and the expensing of approximately $164 thousand of unamortized prepaid financing costs, and $92 thousand of unaccreted debt discount in 2005. These were partially offset by interest on the additional borrowings under our credit facilities, primarily for the St. Clair acquisition and to fund construction of the third kiln project at our Arkansas facilities. Approximately $940 thousand of interest was capitalized in 2006, as part of the construction of the third kiln project, compared to approximately $9 thousand in 2005.

Income tax expense increased to $4.9 million in 2006 from $1.8 million in 2005, an increase of $3.1 million, or 168.0%. The increase in income tax expense and effective income tax rate in 2006 compared to 2005 were primarily due to the increases in income before taxes and the fact that our 2005 income tax expense was reduced for the recognition of previously reserved deferred tax assets, principally alternative minimum tax credits.

Net income before cumulative effect of change in accounting principle increased to $13.3 million ($2.11 per share diluted) in 2006, compared to $7.9 million ($1.31 per share diluted) for 2005, an increase of $5.3 million, or 66.7%. As a result of the required adoption of an accounting change for deferred stripping costs as discussed in Note 1(l) of Notes to Consolidated Financial Statements, we expensed $740 thousand of capitalized deferred stripping costs in the first quarter 2006, net of $190 thousand income tax benefit, resulting in $550 thousand ($0.09 per share diluted) cumulative effect of change in accounting principle. Net income after the cumulative effect of change in accounting principle was $12.7 million ($2.02 per share diluted) for 2006, compared to net income of $7.9 million ($1.31 per share diluted) for 2005, an increase of $4.8 million, or 59.8%.

2005 vs. 2004

Revenues increased to $81.1 million in 2005 from $71.2 million in 2004, an increase of $9.9 million, or 13.8%. The increase in revenues for 2005 compared to 2004 was primarily due to average price increases for our products of 9.0%, and increased sales volumes to our construction customers during the fourth quarter 2005 due in part to unseasonably dry weather in the South Central Region. In addition, higher than normal levels of rainfall in our Texas market area in the third quarter 2004 resulted in reduced construction demand for products from our Cleburne, Texas plant. These 2005 improvements were partially offset by reduced sales volumes in 2005 compared to 2004 to our steel customers and to our largest Colorado customer, a coal mine, which was shut down due to a methane fire for most of the fourth quarter 2005 and January 2006.

Our gross profit increased to $19.4 million for 2005 from $17.0 million for 2004, an increase of $2.4 million or 13.8%. Compared to 2004, gross profit increased in 2005 primarily due to the 9.0% average price increases for the Company’s products, partially offset by increased fuel, electric and transportation costs in 2005 compared to 2004 and a $458 thousand increase in DD&A, primarily attributable to depreciation on the Shreveport facilities which began operations in December 2004 and a full year of depreciation on the second Arkansas kiln which came on line in late February 2004.

SG&A increased to $5.5 million in 2005 from $5.0 million in 2004, an increase of $0.5 million, or 9.6%. As a percentage of revenues, SG&A declined to 6.9% in 2005 from 7.1% in 2004. The increase in SG&A in 2005 was primarily attributable to increases in employee compensation and benefits, and increased audit and other professional fees.

Interest expense in 2005 decreased to $4.2 million from $5.6 million in 2004, a decrease of $1.4 million or 25.9%. Interest expense decreased in 2005 principally due to our August 2004 debt refinancing which resulted in reduced interest rates for all of 2005, as well as a $235 thousand prepayment penalty and the expensing of $632 thousand unamortized prepaid financing costs included in 2004 interest expense. Interest expense in 2005 was negatively impacted by a $280 thousand prepayment penalty and the expensing of approximately $164 thousand of unamortized prepaid financing costs and $92 thousand of unaccreted debt discount, all of which resulted from the prepayment in August 2005 of the then-remaining $7.0 million principal amount of our Sub Notes. The decrease in interest expense would have been greater except for the fact that $445 thousand of interest expense was capitalized in 2004 as part of our Arkansas expansion project compared to only $9 thousand of capitalized interest in 2005.

Also, due to an increase of more than 95% in the per share average closing price of the Company’s common stock for the last 30 trading days ended August 30, 2005, compared to the last 30 trading days ended December 31, 2004, interest expense in 2005 included a $798 thousand non-cash charge to interest expense for a mark-to-market adjustment on the warrant share put liability, compared to a $210 thousand charge in 2004. Effective August 31, 2005, the holders of our warrants agreed to waive their warrant share put rights. The warrant share put liability was $1.3 million as of August 31, 2005, which was eliminated by the waiver agreements. Pursuant to accounting requirements, we increased stockholders’ equity by the $1.3 million which represented non-cash charges to interest expense previously expensed, including the $798 thousand charged in 2005.

Other, net was $101 thousand in 2005, compared to $1.4 million in 2004. In 2004, the receipt of oil and gas lease bonus payments totaling $1.3 million ($1.1 million or $0.18 per share diluted, net of income taxes) for the lease of our oil and gas rights on our Johnson County, Texas property was the primary other income.

Income tax expense increased to $1.8 million in 2005 from $1.4 million in 2004, an increase of $440 thousand or 31.8%, primarily due to the increase in income before taxes.

Net income increased to $7.9 million ($1.31 per share diluted) in 2005 from net income of $6.3 million ($1.07 per share diluted) for 2004, an increase of $1.6 million or 25.6%.

FINANCIAL CONDITION.

Capital Requirements.  We require capital primarily for seasonal working capital needs, normal recurring capital and re-equipping projects, expansion projects and acquisitions. Our capital needs are met principally from cash flows from operations, our $30 million revolving credit facility and our long-term debt.

Liquidity and Capital Resources.  Net cash provided by operations was $25.9 million in 2006, compared to $17.2 million in 2005, an increase of $8.7 million, or 50.8%. Our cash provided by operating activities is composed of net income, DD&A, other non-cash items included in net income and changes in working capital. In 2006, cash provided by operating activities was principally composed of $12.7 million net income, $10.1 million DD&A and $1.8 million deferred income tax expense. The improvement in 2006 compared to 2005 was primarily the result of the $4.8 million increase in net income, a $1.9 million increase in DD & A, a $2.0 million increase in deferred income taxes and $395 thousand non-cash stock-based compensation recognized in the 2006 period. Other than DD&A, the primary non-cash expense in 2005 was non-cash interest expense of $1.2 million discussed above in “RESULTS OF OPERATIONS.” The most significant changes in working capital items during 2006 were a $1.6 million net increase in trade receivables, a $1.8 million net increase in accounts payable and accrued expenses and $871 thousand net increase in inventories, all primarily resulting from the Company’s expanded operations, including its Natural Gas Interests, and a $704 thousand decrease in prepaid expenses and other current assets primarily resulting from the receipt of the $821 thousand working capital adjustment on the St. Clair purchase price. The largest changes in working capital items in the 2005 period were a $1.2 million net increase in inventories and a

$915 thousand net increase in accounts payable and accrued expenses, both of which also resulted from expanded operations.

Banking Facilities and Debt.  On October 19, 2005, we entered into an amendment to our credit agreement (the “Amendment”) primarily to increase the loan commitments and extend the maturity dates. As a result of the Amendment, our credit agreement now includes a ten-year $40.0 million term loan (the “New Term Loan”), a ten-year $20.0 million multiple draw term loan (the “Draw Term Loan”) and a five-year $30.0 million revolving credit facility (the “New Revolving Facility”) (collectively, the “New Credit Facilities”). The proceeds from the New Term Loan were used primarily to repay the outstanding balances on the term loan and revolving credit facility under the credit agreement prior to the Amendment. In December 2005, we drew down $15.0 million on the Draw Term Loan primarily to acquire St. Clair. We drew down the remaining $5.0 million in the second quarter 2006, which was primarily used to pay construction costs of the third kiln project at our Arkansas plant. We had $252 thousand of letters of credit issued and $8.0 million outstanding on the New Revolving Facility at December 31, 2006. The $8.0 million of net draws on the New Revolving Facility during 2006 were also used primarily to pay construction costs for the third kiln.

The New Term Loan requires quarterly principal payments of $833 thousand, which began on March 31, 2006, equating to a 12-year amortization, with a final principal payment of $7.5 million due on December 31, 2015. The Draw Term Loan requires quarterly principal payments of $417 thousand, based on a 12-year amortization, with a final principal payment on December 31, 2015 equal to any remaining principal then-outstanding. The New Revolving Facility is scheduled to mature on October 20, 2010. The maturity of the New Term Loan, the Draw Term Loan and the New Revolving Facility can be accelerated if any event of default, as defined under the New Credit Facilities, occurs.

The New Credit Facilities continue to bear interest, at our option, at either LIBOR plus a margin of 1.25% to 2.50%, or the bank’s Prime Rate plus a margin of minus 0.50% to plus 0.50%. The margins are determined quarterly in accordance with a defined rate spread based on the ratio of our average total funded senior indebtedness for the preceding four quarters to EBITDA (earnings before interest, income taxes, depreciation, depletion and amortization) for the 12 months ended on the last day of the most recent calendar quarter.

Through a hedge, we fixed LIBOR at 4.695% on the $40.0 million New Term Loan for the period December 30, 2005 through its maturity date, resulting in an interest rate of 6.445% based on the current LIBOR margin of 1.75%. Effective December 30, 2005, we also entered into a hedge that fixes LIBOR at 4.875% on the $15.0 million then outstanding on the Draw Term Loan through its maturity date, resulting in an interest rate of 6.625% based on the current LIBOR margin of 1.75%. Effective June 30, 2006, we entered into a third hedge that fixes LIBOR at 5.50% on the remaining $5.0 million of the Draw Term Loan through its maturity date, resulting in an interest rate of 7.25% based on the current LIBOR margin of 1.75%. We designated all of the hedges as cash flow hedges, and as such, changes in their fair market value will be included in other comprehensive income (loss). We will be exposed to credit losses in the event of non-performance by the counterparty to the hedges.

On August 25, 2004, we had entered into a credit agreement with a bank (the “Lender”) that, prior to the Amendment, included a five-year $30.0 million term loan (the “Term Loan”) and a three-year $30.0 million revolving credit facility (the “Revolving Credit Facility”) (collectively, the “Credit Facilities”). At the closing of the Credit Facilities, we borrowed $37.8 million (the entire Term Loan, and $7.8 million on the Revolving Credit Facility) to repay the outstanding balances, including a prepayment penalty and accrued interest, on the Company’s previous bank term loan and revolving credit facility. Pursuant to a security agreement, also dated August 25, 2004 (the “Security Agreement”), the Credit Facilities were, and the New Credit Facilities are, secured by our existing and hereafter acquired tangible assets, intangible assets and real property. The Company paid the Lender an origination fee equal to 0.25% of the total amount committed under the Credit Facilities.

The Term Loan required a principal payment of $200 thousand on September 30, 2004 and quarterly principal payments of $625 thousand thereafter, which equated to a 12-year amortization, with a final principal payment of $17.9 million due on August 25, 2009. The Credit Facilities bore interest at rates determined under the same provisions as described above for the New Credit Facilities. In conjunction with the Credit Facilities, we entered into a hedge to fix LIBOR for the Term Loan at 3.87% on $25.0 million for the period September 1, 2004 through the maturity date, and on the remaining principal balance of approximately $4.7 million for the period December 31,

2004 through the maturity date, resulting in an interest rate of 5.62% for the Term Loan based on the then-existing margin of 1.75%. The hedges were designated as cash flow hedges, and as such, changes in their fair market value were included in other comprehensive income or loss.

The New Credit Facilities and Security Agreement contain, as did the Credit Facilities, covenants that restrict the incurrence of debt, guarantees and liens and place restrictions on investments and the sale of significant assets. The Company is also required to meet a minimum debt service coverage ratio and not exceed specified leverage ratios. The New Credit Facilities provide that we may pay annual dividends, not to exceed $1.5 million, so long as after such payment, we remain solvent and the payment does not cause or result in any default or event of default as defined under the New Credit Facilities.

On August 5, 2003, the Company had sold $14.0 million of subordinated notes (the “Sub Notes”) in a private placement to three accredited investors, one of which is an affiliate of Inberdon Enterprises Ltd. (“Inberdon”), our majority shareholder, and another of which is an affiliate of Robert S. Beall, who owns approximately 11% of the Company’s outstanding shares. We believe the terms of the private placement were more favorable to the Company than proposals previously received. Frost Securities, Inc. (“Frost”) provided an opinion to the Board of Directors that, from a financial point of view, the private placement was fair to the unaffiliated holders of the common stock in relation to other potential subordinated debt transactions then available to the Company. We paid Frost an aggregate of $381 thousand for its advice, placement services and opinion.

The net proceeds of approximately $13.5 million from the private placement were primarily used to fund the Phase II expansion of our Arkansas facilities. Terms of the Sub Notes included: a maturity date of August 5, 2008, subject to acceleration upon a change in control; no mandatory principal payments prior to maturity; an interest rate of 14% (12% paid in cash and 2% paid in cash or in kind at our option); and, except as discussed below, no optional prepayment prior to August 5, 2005 and a 4% prepayment penalty (2% in certain specified circumstances prior to August 5, 2005) if repaid before maturity. The terms of the Sub Notes were identical to one another, except that the Sub Note for the affiliate of Inberdon did not prohibit prepayment prior to August 5, 2005 and did not require a prepayment penalty if repaid before maturity, resulting in a weighted average prepayment penalty of approximately 2.4% if the Sub Notes were repaid before maturity. The Sub Notes required compliance with our other debt agreements and restricted the sale of significant assets. In August 2005, the then-remaining $7.0 million principal amount of Sub Notes was repaid along with a $280 thousand prepayment penalty.

The private placement also included six-year detachable warrants, providing the Sub Note investors the right to purchase an aggregate of 162 thousand shares of our common stock, at 110% of the average closing price of one share of common stock for the trailing 30 trading days prior to closing, or $3.84. The fair value of the warrants was recorded as a reduction of the carrying value of the Sub Notes and was accreted over the term of the Sub Notes, resulting in an effective annual interest rate of 14.44%. After August 5, 2008, or upon an earlier change in control, the investors could have required us to repurchase any or all shares acquired through exercise of the warrants (the “Warrant Shares”). The repurchase price for each Warrant Share was equal to the average closing price of one share of our common stock for the 30 trading days preceding the date the Warrant Shares were put back to us. Changes in the repurchase price for each Warrant Share were accreted or decreted to interest expense over the five-year period from the date of issuance to August 5, 2008. The investors are also entitled to certain registration rights for the resale of their Warrant Shares.

Effective August 31, 2005, the holders of the warrants agreed to waive their Warrant Share put rights. Warrant Share put liability was $1.4 million as of August 31, 2005, which was eliminated by the waivers. Pursuant to accounting requirements, we increased stockholders’ equity by the $1.4 million, which represented non-cash charges to interest expense previously expensed, including a $798 thousand charge to interest expense in the first eight months 2005. As a result of this waiver, we no longer have any liability to repurchase any Warrant Shares and will have no further charges or credits to interest expense for fluctuations in the price of our common stock related to the Warrant Shares.

All of the warrants have been exercised as follows:

a) In October 2005, R.S. Beall Capital Partners L.P., the affiliate of Mr. Beall, exercised its warrant for 34,714 shares of common stock pursuant to the cashless exercise option. The market value of a share of common stock on the exercise date was $32.541, resulting in the issuance of 30,617 shares of common stock.

b) In February 2006, Credit Trust S.A.L. (“Credit Trust”), the affiliate of Inberdon, exercised for cash its warrant to acquire 63,643 shares of common stock. The exercise price was $3.84 per share of common stock, and Credit Trust paid the Company $244 thousand. The Company issued 63,643 shares of common stock to Credit Trust.

c) In February 2006, ABB Finance Inc. exercised for cash its warrant to acquire 63,643 shares of common stock. The exercise price was $3.84 per share of common stock, and ABB Finance Inc. paid the Company $244 thousand. The Company issued 63,643 shares of common stock to ABB Finance Inc.

As of December 31, 2006, we had approximately $64.6 million in total principal amount of debt outstanding, compared to approximately $55.0 million at December 31, 2005, an increase of $9.6 million or 17.5%, primarily due to the third preheater kiln construction project at our Arkansas facilities.

Capital Expenditures.  Prior to 2004, we modernized and expanded our Cleburne, Texas production, storage and distribution facilities, with the final project being the construction of additional PLS storage in 2003.

The first of two phases of our Arkansas modernization and expansion project began in the fourth quarter 1999. Phase I involved the redevelopment of the quarry plant, rebuilding of the railroad to standard gauge, the purchase of a facility to establish an out-of-state terminal in Shreveport, Louisiana, the installation of a rotary kiln with preheater and increased product storage and loading capacity. We completed Phase I in the second quarter 2001.

Phase II doubled the Arkansas plant’s quicklime production capacity through the installation of a second preheater rotary kiln and additional kiln-run storage capacity substantially identical to the kiln system built in Phase I. Construction of the second kiln system commenced in the third quarter 2003 and was completed with lime production from the new kiln beginning in February 2004. Phase II also included refurbishing the distribution terminal in Shreveport, Louisiana, which is connected to a railroad, to provide lime storage, hydrating and distribution capacity to service markets in Louisiana and East Texas. This terminal began operations in December 2004.

Construction of the third preheater kiln project at the Company’s Arkansas facilities commenced in October 2005, and the kiln began production in December 2006, with construction of certain ancillary structures is expected to be completed in the first quarter 2007. The third kiln has increased quicklime production capacity at the Arkansas facilities by approximately 50%. The project also includes crushing and stone handling enhancements and additional finished goods silos and load outs. The total cost of the entire project has increased to approximately $30.5 million, excluding capitalized interest, from prior estimates of approximately $26 million. The project experienced delays due to a variety of reasons, including slow equipment delivery and a shortage of skilled labor to construct the kiln and the ancillary facilities. The increase in cost was primarily due to seismic code changes which required additional work and materials, a rock fracture under the stone handling enhancements that required substantial design changes and underground structural work, and increased steel, material and labor costs compared to the original estimate.

The cost of this project was, and will continue to be, funded from draws on the Draw Term Loan and/or the New Revolving Facility and funds generated from operations. As of December 31, 2006, we had contractual commitments of approximately $2.1 million for the third kiln project at Arkansas.

We invested $37.4 million in capital expenditures in 2006, compared to $27.5 million in capital expenditures in 2005. Included in the capital expenditures during 2006 was approximately $25.7 million for the third kiln project at Arkansas and approximately $3.1 million for drilling and completion costs for the Company’s 20% working interest in natural gas wells. Capital expenditures in 2006 also included $1.9 million for acquisitions of businesses, primarily for the acquisition of the assets of a lime slurry operation in the Dallas-Ft. Worth Metroplex.

Capital expenditures in 2005 included approximately $2.3 million related to the refurbishing of the Shreveport, Louisiana terminal and the installation of a new kiln baghouse at our Cleburne, Texas plant, of which $1.4 million was accrued at December 31, 2004 and paid in 2005, approximately $2.3 million for the acquisition of land near our Arkansas facilities for possible future expansion, and $938 thousand related to the construction of the third kiln project at Arkansas. In September 2005, we spent approximately $2.8 million for the acquisition, in an asset purchase, of a new limestone grinding and bagging facility located in Delta, Colorado to process mine safety dust used in coal mining operations. In addition, on December 28, 2005, we acquired all of the issued and outstanding capital stock of O-N Minerals (St. Clair) Company, renamed U.S. Lime Company — St. Clair, from a wholly-owned subsidiary of Oglebay Norton Company for approximately $14.3 million in cash, including transaction costs.

We expect to spend approximately $5.0 to $6.0 million per year over the next several years for normal recurring capital, environmental compliance and re-equipping projects at the plant facilities to maintain or improve efficiency, ensure compliance with Environmental Laws and reduce costs. We also expect to continue to participate as a working interest owner in future natural gas wells to be drilled on our Johnson County, Texas property, but we are unable to predict the number or results of wells to be drilled.

Contractual Obligations.  The following table sets forth our contractual obligations as of December 31, 2006 (in thousands):

	Payments Due by Period
					More Than
Contractual Obligations	Total	1 Year	2-3 Years	4-5 Years	5 Years

Long-Term Debt, including current installments	$64,641	5,000	10,000	17,974	31,667
Operating Leases(1)	$4,012	1,692	854	472	994
Limestone Mineral Leases	$1,118	73	125	105	815
Purchase Obligations(2)	$5,987	5,987	—	—	—
Other Liabilities(3)	$1,165	237	308	144	476

Total	$76,923	12,989	11,287	18,695	33,952

(1)	Includes approximately $3.7 million for operating leases for mobile equipment, railcars and corporate office lease that are either noncancelable or subject to substantial penalty upon cancellation.

(2)	Approximately $3.7 million of these obligations are recorded on the Consolidated Balance Sheet at December 31, 2006 in current liabilities, including construction costs for the third kiln project at our Arkansas plant ($2.9 million) and drilling costs for natural gas wells ($534 thousand). Also included is the approximate amount of open equipment and construction orders for the third kiln project ($2.1 million).

(3)	Does not include $366 thousand unfunded projected benefit obligation for a defined benefit pension plan. Future required contributions, if any, are subject to actuarial assumptions and future earnings on plan assets. See Note 6 of Notes to Consolidated Financial Statements.

Liquidity.  At December 31, 2006, we had drawn $8.0 million (approximately $14.2 million at March 13, 2007) on our $30 million New Revolving Credit Facility. We believe that cash on hand, funds generated from operations and remaining amounts available under the New Revolving Credit Facility will be sufficient to meet our operating needs, ongoing capital needs and debt service for 2007. Additionally, with our increase in cash flows from our Lime and Limestone Operations following the completion of our modernization and expansion projects, including the third kiln at Arkansas, and the acquisition of St. Clair, our cash flow from our Natural Gas Interests, and remaining funds available from our $30.0 million New Revolving Credit Facility, we believe we will have sufficient capital resources to meet our liquidity needs for the near future.

Off-Balance Sheet Arrangements.  We do not utilize off-balance sheet financing arrangements; however, we lease some of our equipment used in our operations under non-cancelable operating lease agreements. As of December 31, 2006, the total future lease payments under various operating and mineral leases totaled $5.1 million and are due in payments as summarized in the table above.

NEW ACCOUNTING PRONOUNCEMENTS.

Stock-Based Compensation.  On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payments” (“SFAS 123(R)”) which is a revision of SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). SFAS 123(R) supersedes Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”) and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options and restricted stock, to be recognized in our Consolidated Statements of Income based on their fair values. Pro forma disclosures are no longer an alternative.

We adopted the provisions of SFAS No. 123(R) on January 1, 2006 using the modified prospective method in which compensation cost is recognized beginning with the effective date based on the requirements of SFAS 123(R) for all share-based awards granted after the adoption date and based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the adoption date. Had we adopted SFAS 123(R) in prior periods, the impact would have approximated the impact of SFAS 123 as described in the pro forma net income and earnings per share disclosures in Note 1(o) of Notes to Consolidated Financial Statements.

Stripping Costs in the Mining Industry.  The FASB Emerging Issues Task Force (“EITF”) reached a consensus that stripping costs incurred after a mine begins production are costs of production and therefore should be accounted for as a component of inventory costs (EITF Issue No. 04-6). Prior to 2006, we capitalized certain stripping costs as deferred stripping costs, attributed them to the reserves that had been exposed and amortized them into cost of revenues using the units-of-production method. As of December 31, 2005, we had $740 thousand of capitalized deferred stripping costs. The EITF stated that the new required accounting for stripping costs would be effective for years beginning after December 15, 2005. As a result of adopting this accounting change, we wrote off the $740 thousand capitalized deferred stripping costs in the first quarter 2006.

Fair Value Accounting.  In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 creates a single definition of fair value, along with a conceptual framework to measure fair value. SFAS 157 defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” SFAS 157 will require the Company to apply valuation techniques that (1) place greater reliance on observable inputs and less reliance on unobservable inputs and (2) are consistent with the market approach, the income approach, and/or the cost approach. The Statement will also require the Company to include enhanced disclosures of fair value measurements in its financial statements.

SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods that fall within those fiscal years. The Company is evaluating the impact SFAS 157 will have on its financial statements, but does not anticipate being required to recognize any new instruments at fair value.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS 159”), which allows measurement at fair value of eligible financial assets and liabilities that are not otherwise measured at fair value. If the fair value option for an eligible item is elected, unrealized gains and losses for that item shall be reported in current earnings at each subsequent reporting date. SFAS 159 also establishes presentation and disclosure requirements designed to draw comparison between the different measurement attributes a company elects for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted. The Company is currently assessing the impact of SFAS 159 on its financial statements.

Defined Benefit Pension Accounting.  In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans: an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). SFAS 158 requires the Company to recognize the funded status of its defined benefit postretirement plan in the Company’s statement of financial position. SFAS 158 does not change the accounting for the Company’s defined contribution plan. Effective for fiscal years ending after December 15, 2008, SFAS 158 also removes the existing option to use a plan measurement date that is up to 90 days prior to the date of the statement of financial position. The adoption of SFAS No. 158 did not affect the Company’s accounting for its defined pension plan.

Income taxes.  In July 2006, the FASB issued Interpretation 48, “Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48, which clarifies SFAS 109, “Accounting for Income Taxes,” establishes the criterion that an individual tax position has to meet for some or all of the benefits of that position to be recognized in the Company’s financial statements. On initial application, FIN 48 will be applied to all tax positions for which the statute of limitations remains open. Only tax positions that meet the more-likely-than-not recognition threshold at the adoption date will be recognized or continue to be recognized. The cumulative effect of applying FIN 48 will be reported as an adjustment to retained earnings at the beginning of the period in which it is adopted.

FIN 48 is effective for fiscal years beginning after December 15, 2006, and was adopted by the Company on January 1, 2007. The adoption of FIN 48 will not have a significant effect on the Company’s financial statements or its ability to comply with its current debt covenants.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

COMMODITY PRICE RISK.

We are exposed to commodity price risk related to the price volatility of natural gas utilized at our plants. From time to time, we enter into forward purchase contracts for the delivery of a portion of our natural gas requirements. At December 31, 2006, we had committed to purchase 10,000 MMBTU per month for January and February 2007 at a price of $6.95 per MMBTU. As of December 31, 2006, the market prices for deliveries in January and February 2007 were approximately $5.84 and $6.30, respectively. We recorded a mark-to-market adjustment resulting in an increase of $18 thousand in labor and other operating expenses at December 31, 2006. See Note 1(p) of Notes to Consolidated Financial Statements.

INTEREST RATE RISK.

We are exposed to changes in interest rates, primarily as a result of floating interest rates on our New Term Loan, Draw Term Loan and New Revolving Credit Facility. At December 31, 2006, we had $64.6 million of indebtedness outstanding under floating rate debt. We have entered into interest rate swap agreements to swap floating rates for fixed rates at 4.695%, plus the applicable LIBOR margin, through maturity on the New Term Loan balance of $36.7 million, and 4.875% and 5.50% on $15.0 million and $5.0 million, respectively, plus the applicable LIBOR margin, through maturity on the $20.0 million Draw Term Loan balance. Our $8.0 million borrowings, at December 31, 2006, under the New Revolving Credit Facility are subject to interest rate risk. Assuming no additional borrowings or repayments on the New Revolving Credit Facility, a 100 basis point increase in interest rates would result in an increase in interest expense and a decrease in income before taxes of approximately $80 thousand per year. This amount has been estimated by calculating the impact of such hypothetical interest rate increase on our non-hedged, floating rate debt of $8.0 million outstanding under the New Revolving Credit Facility at December 31, 2006 and assuming it remains outstanding over the next twelve months. Additional borrowings under the New Revolving Credit Facility would increase this estimate. See Note 3 of Notes to Consolidated Financial Statements.

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
United States Lime & Minerals, Inc.

We have audited the accompanying consolidated balance sheets of United States Lime & Minerals, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United States Lime & Minerals, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1(l) to the consolidated financial statements, the Company adopted Emerging Issues Task Force Issue 04-6, “Accounting for Stripping Costs Incurred During Production in the Mining Industry” as of January 1, 2006. As discussed in Notes 1(o) and 7 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” on a modified prospective basis as of January 1, 2006.

/s/  GRANT THORNTON LLP

Dallas, Texas
March 14, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
United States Lime & Minerals, Inc.

We have audited the consolidated statements of income, stockholders’ equity, and cash flows of United States Lime & Minerals, Inc. and subsidiaries for the year ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations, changes in stockholders’ equity, and cash flows of United States Lime & Minerals, Inc. and subsidiaries for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the U.S.

ERNST & YOUNG LLP

Dallas, Texas
March 17, 2005

United States Lime & Minerals, Inc.

Consolidated Balance Sheets

	December 31,
	2006	2005
	(Dollars in thousands, except share and per share data)

ASSETS
Current assets:
Cash and cash equivalents	$285	$1,312
Trade receivables, net	13,002	11,360
Inventories	8,576	7,705
Prepaid expenses and other assets	913	1,617

Total current assets	22,776	21,994
Property, plant and equipment:
Mineral reserves and land	10,523	10,367
Natural gas properties	3,775	353
Buildings and building and leasehold improvements	2,977	2,527
Machinery and equipment	180,196	144,641
Furniture and fixtures	1,194	1,192
Automotive equipment	1,196	881

	199,861	159,961
Less accumulated depreciation	(69,967)	(60,660)

Property, plant and equipment, net	129,894	99,301
Deferred tax assets, net	—	290
Other assets, net	1,498	1,439

Total assets	$154,168	$123,024

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of debt	$5,000	$3,333
Accounts payable	10,279	4,522
Accrued expenses	3,460	3,600

Total current liabilities	18,739	11,455
Debt, excluding current installments	59,641	51,667
Other liabilities	1,814	1,681
Deferred tax liabilities, net	1,481	—

Total liabilities	81,675	64,803
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $5.00 par value; authorized 500,000 shares; none issued or outstanding	—	—
Common stock, $0.10 par value; authorized 15,000,000 shares; 6,210,270 and 6,013,784 shares issued and outstanding at December 31, 2006 and 2005, respectively	621	601
Additional paid-in capital	13,510	12,401
Accumulated other comprehensive income (loss)	227	(215)
Retained earnings	58,135	45,434

Total stockholders’ equity	72,493	58,221

Total liabilities and stockholders’ equity	$154,168	$123,024

See accompanying notes to consolidated financial statements.

United States Lime & Minerals, Inc.

Consolidated Statements of Income

	Years Ended December 31,
	2006	2005	2004
	(Dollars in thousands,
	except per share amounts)

Revenues
Lime and limestone operations	$114,113	$81,085	$71,231
Natural gas interests	4,577	—	—

	118,690	81,085	71,231
Cost of revenues:
Labor and other operating expenses
Lime and limestone operations	80,158	53,838	46,788
Natural gas interests	725	—	—
Depreciation, depletion and amortization	9,770	7,881	7,423

	90,653	61,719	54,211

Gross profit	28,037	19,366	17,020
Selling, general and administrative expenses, including depreciation and amortization expense of $374, $321 and $274 in 2006, 2005 and 2004, respectively	7,013	5,522	5,040

Operating profit	21,024	13,844	11,980
Other (income) expense:
Interest expense	3,106	4,173	5,630
Other, net	(222)	(101)	(1,363)

	2,884	4,072	4,267

Income before income taxes and cumulative effect of change in accounting principle	18,140	9,772	7,713
Income tax expense	4,889	1,824	1,384

Net income before cumulative effect of change in accounting principle	13,251	7,948	6,329
Cumulative effect of change in accounting principle, net of $190 income tax benefit	(550)	—	—

Net income	$12,701	$7,948	$6,329

Net income per share of common stock:
Basic before cumulative effect of change in accounting principle	$2.15	$1.34	$1.08
Cumulative effect of change in accounting principle	(0.09)	—	—

	$2.06	$1.34	$1.08

Diluted before cumulative effect of change in accounting principle	$2.11	$1.31	$1.07
Cumulative effect of change in accounting principle	(0.09)	—	—

	$2.02	$1.31	$1.07

See accompanying notes to consolidated financial statements.

United States Lime & Minerals, Inc.

Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2006, 2005 and 2004

				Accumulated
	Common Stock		Additional	Other
	Shares		Paid-In	Comprehensive	Retained
	Outstanding	Amount	Capital	Income (Loss)	Earnings	Total
	(Dollars in thousands)

Balances at January 1, 2004	5,815,596	$582	$10,458	$(237)	$31,157	$41,960
Stock options exercised	29,742	2	58	—	—	60
Net income	—	—	—	—	6,329	6,329
Minimum pension liability adjustment, net of $43 tax benefit	—	—	—	(69)	—	(69)
Mark to market of interest rate hedge	—	—	—	(57)	—	(57)

Comprehensive income						6,203

Balances at December 31, 2004	5,845,338	584	10,516	(363)	37,486	48,223
Stock options exercised, including $125 tax benefit	137,829	14	551	—	—	565
Warrants exercised	30,617	3	(3)	—	—	—
Extinguishment of warrant shares repurchase obligation	—	—	1,337	—	—	1,337
Net income	—	—	—	—	7,948	7,948
Minimum pension liability adjustment, net of $54 tax benefit	—	—	—	(89)	—	(89)
Mark to market of interest rate hedge	—	—	—	237		237

Comprehensive income	—	—	—	—	—	8,096

Balances at December 31, 2005	6,013,784	601	12,401	(215)	45,434	58,221
Stock options exercised, including $113 tax benefit	69,200	7	238	—	—	245
Stock-based compensation	—	—	395	—	—	395
Warrants exercised	127,286	13	476	—	—	489
Net income	—	—	—	—	12,701	12,701
Minimum pension liability adjustment, net of $40 tax expense	—	—	—	43	—	43
Mark to market of interest rate hedge	—	—	—	399	—	399

Comprehensive income	—	—	—			13,143

Balances at December 31, 2006	6,210,270	$621	$13,510	$227	$58,135	$72,493

See accompanying notes to consolidated financial statements

United States Lime & Minerals, Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2006	2005	2004
	(Dollars in thousands)

OPERATING ACTIVITIES:
Net income	$12,701	$7,948	$6,329
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	10,144	8,202	7,697
Amortization of financing costs	23	245	1,101
Accretion of debt discount	—	110	171
Accretion of repurchase liability — warrant shares	—	798	210
Deferred income taxes (benefit)	1,771	(182)	1,832
Loss on sale of property, plant and equipment	45	61	148
Stock based compensation	395	—	—
Changes in operating assets and liabilities, net of the effects of acquisition of businesses:
Trade receivables	(1,642)	(43)	(2,507)
Inventories	(871)	(1,238)	(377)
Prepaid expenses	704	254	(275)
Other assets	192	(559)	(49)
Accounts payable and accrued expenses	2,274	915	1,549
Tax benefit related to exercise of stock options	—	125	—
Other liabilities	140	522	(719)

Net cash provided by operating activities	25,876	17,158	15,110
INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(35,552)	(11,010)	(13,608)
Acquisitions of businesses	(1,856)	(16,932)	—
Proceeds from sale of property, plant and equipment	17	429	60

Net cash used in investing activities	(37,391)	(27,513)	(13,548)
FINANCING ACTIVITIES:
Proceeds from (repayments of ) revolving credit facilities, net	7,974	(7,825)	7,825
Proceeds from term loans, net of $270 issuance costs in 2004	5,000	27,700	29,730
Repayments of term loans	(3,333)	(1,875)	(38,325)
Repayment of subordinated debt	—	(7,000)	(7,000)
Proceeds from exercise of stock options and warrants	734	440	60
Tax benefit related to exercise of stock options	113	—	—

Net cash provided by (used in) financing activities	10,488	11,440	(7,710)

Net (decrease) increase in cash and cash equivalents	(1,027)	1,085	(6,148)
Cash and cash equivalents at beginning of year	1,312	227	6,375

Cash and cash equivalents at end of year	$285	$1,312	$227

See accompanying notes to consolidated financial statements.

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
Years Ended December 31, 2006, 2005 and 2004

(1)	Summary of Significant Accounting Policies

(a)	Organization

United States Lime & Minerals, Inc. (the “Company”) is a manufacturer of lime and limestone products, supplying primarily the construction, steel, municipal sanitation and water treatment, paper and agriculture industries. The Company is headquartered in Dallas, Texas and operates lime and limestone plants and distribution facilities in Arkansas, Colorado, Louisiana, Oklahoma and Texas through its wholly owned subsidiaries, Arkansas Lime Company, Colorado Lime Company, Texas Lime Company, U.S. Lime Company, U.S. Lime Company — Shreveport, U.S. Lime Company — St. Clair and U.S. Lime Company — Transportation. In addition, the Company, through its wholly owned subsidiary, U.S. Lime Company — O & G, LLC, has royalty and non-operating working interests in natural gas wells located in Johnson County, Texas, in the Barnett Shale Formation.

(b)	Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated.

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

Supplemental cash flow information is presented below (in thousands of dollars):

	Year Ended December 31,
	2006	2005	2004

Cash paid during the year for:
Interest	$3,937	$3,020	$4,593

Income taxes	$2,933	$852	$165

(e)	Revenue Recognition

The Company recognizes revenue for its Lime and Limestone Operations in accordance with the terms of its purchase orders, contracts or purchase agreements, which are upon shipment, and when payment is considered probable. Revenues include external freight billed to customers with related costs in cost of revenues. The Company’s returns and allowances are minimal. External freight billed to customers included in revenues was $26,479, $16,902 and $15,552 for 2006, 2005 and 2004, respectively, which approximates the amount of external freight billed to customers included in cost of revenues. Sales taxes billed to customers are not included in revenues. For its Natural Gas Interests, the Company recognizes revenue in the month of production.

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements — (Continued)

(f)	Fair Values of Financial Instruments

The carrying values of cash and cash equivalents, trade receivables, other current assets, accounts payable and accrued expenses approximate fair value due to the short maturity of these instruments. See Note 3 for discussion of debt fair values, which also approximate carrying values. The Company’s gas forward purchase contracts and interest rate hedges are carried at market value at December 31, 2006 and 2005. See Notes 1(p) and 3.

(g)	Concentration of Credit Risk and Trade Receivables

Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash and cash equivalents, trade receivables and derivative financial instruments. The Company places its cash and cash equivalents with high credit quality financial institutions and its derivative financial instruments with financial institutions and other firms that management believes have high credit ratings. For a discussion of the credit risks associated with the Company’s derivative financial instruments, see Derivative Instruments and Hedging Activities in Note 1(p) and Banking Facilities and Other Debt in Note 3.

The majority of the Company’s trade receivables are unsecured. Payment terms for all trade receivables are based on the underlying purchase orders, contracts or purchase agreements. Credit losses relating to trade receivables consistently have been within management expectations and historical trends. Trade receivables are presented net of the related allowance for doubtful accounts, which totaled $366 and $312 at December 31, 2006 and 2005, respectively. Additions and write-offs to the Company’s allowance for doubtful accounts during the years ended December 31 are as follows (in thousands of dollars):

	2006	2005

Beginning balance	$312	$310
Additions	83	59
Write-offs	(29)	(57)

Ending balance	$366	$312

(h)	Inventories

Inventories are valued principally at the lower of cost, determined using the average cost method, or market. Costs for finished goods include materials, labor and production overhead.

A summary of inventories is as follows (in thousands of dollars):

	December 31,
	2006	2005

Lime and limestone inventories:
Raw materials	$3,183	$3,177
Finished goods	1,410	1,331

	4,593	4,508
Service parts inventories	3,983	3,197

	$8,576	$7,705

(i)	Property, Plant and Equipment

For major constructed assets, the capitalized cost includes the cash price paid by the Company for labor and materials plus interest and internal and external project management costs that are directly related to the constructed assets. Machinery and equipment at December 31, 2006 included approximately $10,500 of construction in

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements — (Continued)

progress, primarily for ancillary structures that are part of the third kiln construction project at the Company’s Arkansas facilities. Total interest costs of $940, $9 and $445 were capitalized for the years ended December 31, 2006, 2005 and 2004, respectively. Depreciation of property, plant and equipment is being provided for by the straight-line method over estimated useful lives as follows:

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

The Company reviews its long-lived assets for impairment in accordance with the guidelines of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 requires that, when events or circumstances indicate that the carrying amount of an asset may not be recoverable, the Company should determine if impairment of value exists. If the estimated undiscounted future net cash flows are less than the carrying amount of the asset, an impairment exists and an impairment loss must be calculated and recorded. If an impairment exists, the impairment loss is calculated based on the excess of the carrying amount of the asset over the asset’s fair value. Any impairment loss is treated as a permanent reduction in the carrying value of the asset. Through December 31, 2006, no events or circumstances have arisen which would require the Company to record a provision for impairment of its long-lived assets.

(j)	Successful-Efforts Method Used for Natural Gas Interests

The Company uses the successful-efforts method to account for oil and gas exploration and development expenditures. Under this method, drilling and completion costs for successful exploratory wells and all development well costs are capitalized and depleted using the units-of-production method. Costs to drill exploratory wells that do not find proved reserves are expensed.

(k)	Asset Retirement Obligations

In accordance with the guidelines of SFAS No. 143, “Accounting for Asset Retirement Obligations,” the Company recognizes legal obligations for reclamation and remediation associated with the retirement of long-lived assets at their fair value at the time the obligations are incurred (“AROs”). Over time, the liability for AROs is recorded at its present value each period through accretion expense, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, the Company either settles the AROs for the recorded amount or recognizes a gain or loss. As of December 31, 2006 and 2005, the Company’s AROs included in other liabilities were $990 and $1,079, respectively. An ARO of $618 was recorded upon the acquisition of St. Clair (see Note 10), with no related asset. The remaining related asset associated with the Company’s AROs has been fully depreciated. During 2006 and 2005, the Company spent $125 and $39, respectively, on its AROs.

The AROs were estimated based on studies, the Company’s process knowledge and estimates, and are discounted using an appropriate interest rate. The AROs are adjusted when further information warrants an adjustment. The Company estimates annual expenditures of approximately $220 in 2007 and 2008 and $50 in years 2009 through 2011 relating to its AROs.

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements — (Continued)

(l)	Other Assets

Other assets consist of the following (in thousands of dollars):

	December 31,
	2006	2005

Deferred stripping costs	$—	$740
Intangible assets	736	301
Deferred financing costs	183	218
Interest rate hedges	579	180

	$1,498	$1,439

Through December 31, 2005, the Company capitalized certain stripping costs as deferred stripping costs, all of which related to Arkansas Lime Company, which were attributed to reserves that had been exposed and amortized using the units-of-production method. The Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force (“EITF”) reached a consensus that stripping costs incurred after a mine begins production are costs of production and therefore should be accounted for as a component of inventory costs (EITF Issue No. 04-6). The EITF stated the new required accounting for stripping costs would be effective for years beginning after December 15, 2005, with early adoption permitted. As a result of adopting the new standard, the Company wrote off the $740 of previously capitalized deferred stripping costs in the first quarter 2006.

Deferred financing costs are expensed over the life of the related debt.

Intangible assets are amortized over their expected useful lives. Amortization expense for these assets totaled $125, $21 and $4 for the years ended December 31, 2006, 2005 and 2004, respectively. Accumulated amortization at December 31, 2006 that was netted against the intangible assets was $168.

(m)	Environmental Expenditures

Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded at their present value when environmental assessments and/or remedial efforts are probable, and the costs can be reasonably estimated. Generally, the timing of these accruals will coincide with completion of a feasibility study or the Company’s commitment to a formal plan of action.

In part in response to requirements of environmental regulatory agencies, the Company incurred capital expenditures related to environmental matters of approximately $400 in 2006 and $390 in 2005.

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements — (Continued)

(n)	Income Per Share of Common Stock

The following table sets forth the computation of basic and diluted income per common share (in thousands of dollars except per share amounts):

	Year Ended December 31,
	2006	2005	2004

Numerator:
Net income for basic income per common share	$12,701	$7,948	$6,329
Warrant interest adjustment	—	—	21

Net income for diluted income per common share	$12,701	$7,948	$6,350
Denominator:
Weighted-average shares for basic income per common share	6,158,543	5,926,984	5,834,039

Effect of dilutive securities:
Warrants	—	28,358	23,703
Employee stock options(1)	126,368	128,726	75,276

Adjusted weighted-average shares and assumed exercises for diluted income per common share	6,284,911	6,084,068	5,933,018

Basic net income per common share	$2.06	$1.34	$1.08

Diluted net income per common share	$2.02	1.31	$1.07

(1)	Excludes 8,000 and 2,500 employee stock options in 2006 and 2005, respectively, because they were antidilutive.

(o)	Stock-Based Compensation

On December 16, 2004, the FASB issued SFAS No. 123(R), “Share-Based Payments” (“SFAS 123(R)”), which is a revision of SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). SFAS 123(R) supersedes Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”) and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the Company’s Consolidated Statements of Income based on their fair values. Pro forma disclosures are no longer an alternative.

The Company adopted the provisions of SFAS 123(R) on January 1, 2006 using the modified prospective method in which compensation cost is recognized beginning with the effective date based on the requirements of SFAS 123(R) for all share-based awards granted after the adoption date and based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the adoption date.

Prior to 2006, the Company elected to follow APB 25, in accounting for its employee and director stock options. Under APB 25, if the exercise price of the employee’s or director’s stock option equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized. SFAS 123 requires companies that elect to apply the provisions of APB 25 to provide pro forma disclosures for employee stock-based compensation awards as if the fair-value-based method defined in SFAS 123 had been applied to all awards. See Note 7.

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements — (Continued)

The following table illustrates the effect on net income and net income per share of common stock if the Company had applied the fair value recognition provisions of SFAS 123 instead of APB 25’s intrinsic value method to account for stock-based employee and director compensation (in thousands of dollars other than per share amounts):

	Year Ended December 31,
	2005	2004

Net income as reported	$7,948	$6,329
Pro forma stock-based employee and director compensation expense, net of income taxes, under the fair value method	(466)	(170)

Pro forma net income	$7,482	$6,159

Basic net income per common share, as reported	$1.34	$1.08
Diluted net income per common share, as reported	$1.31	$1.07
Pro forma basic net income per common share	$1.26	$1.06
Pro forma diluted net income per common share	$1.23	$1.04

The fair value for these options was estimated at the date of grant using lattice-based option valuation model, with the following weighted average assumptions for the 2005 and 2004 grants: risk-free interest rates of 3.39% to 4.39% in 2005 and 1.94% to 3.23% in 2004; a dividend yield of 0%; and a volatility factor of .472 to .610 in 2005 and .456 to .469 in 2004. In addition, the fair value of these options was estimated based on an expected life of three years.

(p)	Derivative Instruments and Hedging Activities

The Company follows SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS 133”), which requires that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company estimates fair value based on quotes obtained from the counterparties to the derivative contract. The fair value of derivative contracts that expire in less than one year are recognized as current assets or liabilities. Those that expire in more than one year are recognized as long-term assets or liabilities. Derivative financial instruments that are not accounted for as hedges are adjusted to fair value through income. If the derivative is designated as a cash flow hedge, changes in fair value are recognized in other comprehensive income (loss) until the hedged item is recognized in earnings. See Note 3.

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

As of December 31, 2006, the Company had commitments to purchase, under two forward purchase contracts, a total of 10 MMBTU per month for the months of January and February 2007 at $6.95 per MMBTU. The market prices in dollars for deliveries in these months as of December 31, 2006 were $5.84 per MMBTU for January deliveries, and $6.30 per MMBTU for February deliveries. Accordingly, the Company recorded a mark-to-market adjustment, resulting in an $18 increase in cost of revenues for the year ended December 31, 2006. As of December 31, 2005, the Company had a commitment to purchase 35 MMBTU in January 2006 at $9.49 per MMBTU. The market price in dollars for delivery in January 2006, as of December 31, 2005, was $11.225 per

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements — (Continued)

MMBTU. Accordingly, the Company recorded a mark-to-market adjustment, resulting in a $61 decrease in cost of revenues for the year ended December 31, 2005, which is included in other current assets on the balance sheet. The Company had a commitment to purchase 20MMBTU in January 2005 at $6.49 per MMBTU. The market price in dollars for delivery in January 2005 as of December 31, 2004 was $6.213 per MMBTU. Accordingly, the Company recorded a mark-to-market adjustment, resulting in a $5 increase in cost of revenues for the year ended December 31, 2004.

(q)	Income Taxes

The Company utilizes the asset and liability approach in its reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount more likely than not to be realized.

(r)	Comprehensive Income (Loss)

The Company follows SFAS No. 130, “Reporting Comprehensive Income” (“SFAS 130”), which provides standards for reporting and displaying comprehensive income. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events from non-owner sources. See Notes 3, 4 and 6.

(2)	New Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48, which clarifies SFAS No. 109, “Accounting for Income Taxes (“SFAS 109”), establishes the criterion that an individual tax position has to meet for some or all of the benefits of that position to be recognized in the Company’s financial statements. On initial application, Interpretation 48 will be applied to all tax positions for which the statute of limitations remains open. Only tax positions that meet the more-likely-than-not recognition threshold at the adoption date will be recognized or continue to be recognized. FIN 48 is effective for fiscal years beginning after December 15, 2006, and will be adopted by the Company on January 1, 2007. The adoption of FIN 48 will not have a significant effect on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 creates a single definition of fair value, along with a conceptual framework to measure fair value. SFAS 157 defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” SFAS 157 will require the Company to apply valuation techniques that (1) place greater reliance on observable inputs and less reliance on unobservable inputs and (2) are consistent with the market approach, the income approach, and/or the cost approach. SFAS 157 will also require the Company to include enhanced disclosures of fair value measurements in its financial statements.

SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods that fall within those fiscal years. The Company is evaluating the impact SFAS 157 will have on its financial statements, but does not anticipate being required to recognize any new instruments at fair value.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans: an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). SFAS 158 requires the Company to recognize the funded status of its defined benefit postretirement plan in the Company’s statement of financial position. SFAS 158 does not change the accounting for the Company’s defined contribution plan. Effective for fiscal years ending after December 15, 2008, SFAS 158 also removes the existing

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements — (Continued)

option to use a plan measurement date that is up to 90 days prior to the date of the statement of financial position. The Adoption of SFAS No. 158 did not affect the Company’s accounting for its defined benefit pension plan.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS 159”), which allows measurement at fair value of eligible financial assets and liabilities that are not otherwise measured at fair value. If the fair value option for an eligible item is elected, unrealized gains and losses for that item shall be reported in current earnings at each subsequent reporting date. SFAS 159 also establishes presentation and disclosure requirements designed to draw comparison between the different measurement attributes the Company elects for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted. The Company is currently assessing the impact of SFAS 159 on its financial statements.

(3)	Banking Facilities and Other Debt

On October 19, 2005, the Company entered into an amendment to its credit agreement (the “Amendment”) primarily to increase the loan commitments and extend the maturity dates. As a result of the Amendment, the Company’s credit agreement now includes a ten-year $40,000 term loan (the “New Term Loan”), a ten-year $20,000 multiple draw term loan (the “Draw Term Loan”) and a five-year $30,000 revolving credit facility (the “New Revolving Facility”) (collectively, the “New Credit Facilities”). The proceeds from the New Term Loan were used primarily to repay the outstanding balances on the term loan and revolving credit facility under the credit agreement prior to the Amendment. In December 2005, the Company drew down $15,000 on the Draw Term Loan primarily to acquire U.S. Lime Company — St. Clair. The Company drew down the remaining $5,000 in the second quarter 2006, which was primarily used to pay construction costs of the third kiln at the Company’s Arkansas plant. The Company had $252 worth of letters of credit issued and $7,974 outstanding on the New Revolving Facility at December 31, 2006. The $7,974 of net draws on the New Revolving Facility during 2006 were also used primarily to pay construction costs for the third kiln.

The New Term Loan requires quarterly principal payments of $833, which began on March 31, 2006, equating to a 12-year amortization, with a final principal payment of $7,500 due on December 31, 2015. The Draw Term Loan will require quarterly principal payments of $417 thousand, based on a 12-year amortization, beginning March 31, 2007, with a final principal payment on December 31, 2015 equal to any remaining principal then-outstanding. The New Revolving Facility is scheduled to mature on October 20, 2010. The maturity of the New Term Loan, the Draw Term Loan and the New Revolving Facility can be accelerated if any event of default, as defined under the New Credit Facilities, occurs.

The New Credit Facilities continue to bear interest, at the Company’s option, at either LIBOR plus a margin of 1.25% to 2.50%, or the bank’s Prime Rate plus a margin of minus 0.50% to plus 0.50%. The margins are determined quarterly in accordance with a defined rate spread based on the ratio of the Company’s average total funded senior indebtedness for the preceding four quarters to EBITDA (earnings before interest, income taxes, depreciation, depletion and amortization) for the 12 months ended on the last day of the most recent calendar quarter.

Through a hedge, the Company has fixed LIBOR at 4.695% on the $40,000 New Term Loan for the period December 30, 2005 through its maturity date, resulting in an interest rate of 6.445% based on the current LIBOR margin of 1.75%. Effective December 30, 2005, the Company also entered into a hedge that fixes LIBOR at 4.875% on the $15,000 then outstanding on the Draw Term Loan through its maturity date, resulting in an interest rate of 6.625% based on the current LIBOR margin of 1.75%. Effective June 30, 2006, the Company entered into a third hedge that fixes LIBOR at 5.50% on the remaining $5,000 of the Draw Term Loan through its maturity date, resulting in an interest rate of 7.25% based on the current LIBOR margin of 1.75%. The Company designated all of the hedges as cash flow hedges, and as such, changes in their fair market value will be included in other comprehensive income (loss). The Company will be exposed to credit losses in the event of non-performance by the counterparty to the hedges.

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements — (Continued)

On August 25, 2004, the Company entered into a credit agreement with a bank (the “Lender”) that, prior to the Amendment, included a five-year $30,000 term loan (the “Term Loan”) and a three-year $30,000 revolving credit facility (the “Revolving Credit Facility”) (collectively, the “Credit Facilities”). At the closing of the Credit Facilities, the Company borrowed $37,780 (the entire Term Loan, and $7,780 on the Revolving Credit Facility) to repay the outstanding balances, including a prepayment penalty and accrued interest, on the Company’s previous bank term loan and revolving credit facility. Pursuant to a security agreement, also dated August 25, 2004 (the “Security Agreement”), the Credit Facilities were, and the New Credit Facilities are, secured by the Company’s existing and hereafter acquired tangible assets, intangible assets and real property. The Company paid the Lender an origination fee equal to 0.25% of the total amount committed under the Credit Facilities.

The Term Loan required a principal payment of $200 on September 30, 2004 and quarterly principal payments of $625 thereafter, which equated to a 12-year amortization, with a final principal payment of $17,925 due on August 25, 2009. The Credit Facilities bore interest at rates determined under the same provisions as described above for the New Credit Facilities. In conjunction with the Credit Facilities, the Company entered into a hedge to fix LIBOR for the Term Loan at 3.87% on $25,000 for the period September 1, 2004 through the maturity date, and on the remaining principal balance of approximately $4,700 for the period December 31, 2004 through the maturity date, resulting in an interest rate of 5.62% for the Term Loan based on the then-existing margin of 1.75%. The hedges were designated as cash flow hedges, and as such, changes in their fair market value were included in other comprehensive income or loss.

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

On August 5, 2003, the Company sold $14,000 of subordinated notes (the “Sub Notes”) in a private placement to three accredited investors, one of which is an affiliate of Inberdon Enterprises Ltd. (“Inberdon”), the Company’s majority shareholder, and another of which is an affiliate of Robert S. Beall, who owns approximately 11% of the Company’s outstanding shares. The Company believes the terms of the private placement were more favorable to the Company than proposals previously received. Frost Securities, Inc. (“Frost”) provided an opinion to the Board of Directors that, from a financial point of view, the private placement was fair to the unaffiliated holders of the common stock in relation to other potential subordinated debt transactions then available to the Company. The Company paid Frost an aggregate of $381 for its advice, placement services and opinion.

The net proceeds of approximately $13,450 from the private placement were primarily used to fund the Phase II expansion of the Company’s Arkansas facilities. Terms of the Sub Notes included: a maturity date of August 5, 2008, subject to acceleration upon a change in control; no mandatory principal payments prior to maturity; an interest rate of 14% (12% paid in cash and 2% paid in cash or in kind at the Company’s option); and, except as discussed below, no optional prepayment prior to August 5, 2005 and a 4% prepayment penalty (2% in certain specified circumstances prior to August 5, 2005) if repaid before maturity. The terms of the Sub Notes were identical to one another, except that the Sub Note for the affiliate of Inberdon did not prohibit prepayment prior to August 5, 2005 and did not require a prepayment penalty if repaid before maturity, resulting in a weighted average prepayment penalty of approximately 2.4% if the Sub Notes were repaid before maturity. The Sub Notes required compliance with the Company’s other debt agreements and restricted the sale of significant assets. In August 2005, the then-remaining $7,000 principal amount of Sub Notes was repaid along with a $280 prepayment penalty.

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

All of the warrants have been exercised as follows:

a) In October 2005, R.S. Beall Capital Partners L.P., the affiliate of Mr. Beall, exercised its warrant for 34,714 shares of common stock pursuant to the cashless exercise option. The market value of a share of common stock on the exercise date was $32,541, resulting in the issuance of 30,617 shares of common stock.

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

A summary of outstanding debt at the dates indicated is as follows (in thousands of dollars):

	December 31, 2006	December 31, 2005

Term Loans	$36,667	$40,000
Draw Term Loan	20,000	15,000
Revolving Credit Facility	7,974	—

Subtotal	64,641	55,000
Less current installments	5,000	3,333

Debt, excluding current installments	$59,641	$51,667

As the Company’s debt instruments bear interest at floating rates, the Company estimates the carrying value of these debt instruments at December 31, 2006 and 2005 approximates fair value.

Principal amounts payable on the Company’s long-term debt outstanding as of December 31, 2006 are as follows (in thousands of dollars):

Total	2007	2008	2009	2010	2011	Thereafter

$64,641	$5,000	$5,000	$5,000	$12,974	$5,000	$31,667

(4)	Accumulated Other Comprehensive Income (Loss)

The $227 and ($215) accumulated other comprehensive income (loss) at December 31, 2006 and 2005, respectively, included $579 and $180, respectively, for the mark-to-market adjustment for the Company’s interest

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements — (Continued)

rate hedges. These assets were offset for unfunded projected benefit obligations for a defined benefit pension plan of $352 and $395 at December 31, 2006 and 2005, respectively. See Notes 1(p), 3 and 6.

(5)	Income Taxes

Income tax expense for the years ended December 31 is as follows (in thousands of dollars):

	2006	2005	2004

Current income tax expense (benefit)	$3,066	$1,952	$(448)
Deferred income tax expense (benefit)	1,823	(128)	1,832

Income tax expense	$4,889	$1,824	$1,384

A reconciliation of income taxes computed at the federal statutory rate to income tax expense, net for the years ended December 31 is as follows (in thousands of dollars):

	2006		2005		2004
		Percent		Percent		Percent
		of Pretax		of Pretax		of Pretax
	Amount	Income	Amount	Income	Amount	Income

Income taxes computed at the federal statutory rate	$6,090	35.0%	$3,322	34.0%	$2,622	34.0%
(Reduction) increase in taxes resulting from:
Statutory depletion in excess of cost depletion	(1,556)	(8.9)	(1,053)	(10.8)	(946)	(12.3)
Income tax benefit on cumulative effect of change in accounting principle	190	1.4	—	—	—	—
Stock-based compensation	138	0.8	—	—	—	—
State income taxes, net of federal income tax benefit	117	0.7	92	1.0	95	1.2
Recognition of previously reserved deferred tax assets	(97)	(0.6)	(1,002)	(10.3)	(218)	(2.8)
Interest expense for warrant share put liability	—	—	343	3.5	—	—
Other	7	—	122	1.3	(169)	(2.2)

Income tax expense	$4,889	28.4%	$1,824	18.7%	$1,384	17.9%

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

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements — (Continued)

A summary of the Company’s deferred tax liabilities and assets is as follows (in thousands of dollars):

	December 31,	December 31,
	2006	2005

Deferred tax liabilities
Lime and limestone property, plant & equipment	$7,384	$5,949
Natural gas interests drilling costs & equipment	969	—
Other	114	122

	8,467	6,071
Deferred tax assets
Alternative minimum tax credit carryforwards	(6,358)	(5,342)
Minimum pension liability	(202)	(242)
Net operating loss carryforwards	—	(500)
Other	(426)	(277)

	(6,986)	(6,361)

Deferred tax liabilities (asset), net	$1,481	$(290)

The Company had federal net operating loss (“NOL”) carryforwards of approximately $1,500 at December 31, 2005, which were utilized in 2006. The Company also had state NOL carryforwards of approximately $2,250 at December 31, 2006, with the earliest expiring in 2007.

At December 31, 2006, the Company had determined because of its recent income history and expectations of income in the future, its deferred tax assets were fully realizable.

(6)	Employee Retirement Plans

The Company has a noncontributory defined benefit pension plan (the “Corson Plan”) that covers substantially all union employees previously employed by its wholly-owned subsidiary, Corson Lime Company. In 1997, the Company sold substantially all of the assets of Corson Lime Company and all benefits for participants in the plan were frozen. During 1997 and 1998, the Company made contributions to the Corson Plan that were intended to fully fund the benefits earned by the participants. The Company made no contributions to the Corson Plan from 1999 through 2002. In previous years, significant declines in the financial markets have unfavorably impacted plan asset values, resulting in an unfunded projected benefit obligation of $366 and $427 at December 31, 2006 and 2005, respectively. As a result, the Company made contributions of $28 and $18 to the Corson Plan in 2006 and 2005, respectively, and recorded other comprehensive income (loss) of $43, net of $40 tax expense, and $(89), net of $54 tax benefit for the years ended December 31, 2006 and 2005, respectively. The Company anticipates making a $230 contribution in 2007.

In consultation with the investment advisor for the Corson Plan, the administrative committee, consisting of management employees appointed by the Company’s Board of Directors, establishes the investment objective for the Plan’s assets. The investment advisor makes all specific investment decisions. The Company estimates that the average future long-term rate of return for the Corson Plan assets to be 7.75% based on an asset allocation policy of 50% to 70% to common equities with the remainder allocated to fixed income securities. The Company’s long-term rate of return estimate is based on past performance of equity and fixed income securities and the Corson Plan’s asset allocations.

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements — (Continued)

The following table sets forth the asset allocation for the Corson Plan at November 30 (measurement date):

	2006	2005

Equity securities and funds	59.8%	61.6%
Institutional bond funds	36.3	36.4
Cash and cash equivalents	3.9	2.0

	100.0%	100.0%

The following table sets forth the funded status of the Corson Plan accrued pension benefits at November 30 (measurement date) (in thousands of dollars):

	2006	2005

Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$1,815	$1,702
Interest cost	101	102
Actuarial (gain) loss on plan assets	(3)	125
Benefits paid	(156)	(114)

Projected benefit obligation at end of year	$1,757	$1,815

Change in plan assets:
Fair value of plan assets at beginning of year	$1,388	$1,432
Employer contribution	28	18
Actual gain on plan assets	131	52
Benefits paid	(156)	(114)

Fair value of plan assets at end of year	$1,391	$1,388

Underfunded status	$(366)	$(427)

Accumulated benefit obligation	$1,757	$1,815

The net liability recognized in the consolidated balance sheets at December 31 consists of the following (in thousands of dollars):

	2006	2005

Accrued benefit cost	$366	$427

The weighted average assumptions used in the measurement of the Corson Plan benefit obligation at November 30 are as follows:

	2006	2005

Discount rate	5.75%	5.75%
Expected long-term return on plan assets	7.75%	7.75%

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements — (Continued)

The following table provides the components of the Corson Plan net periodic benefit cost (in thousands of dollars):

	Year Ended December 31,
	2006	2005	2004

Interest cost	$101	$102	$106
Expected return on plan assets	(104)	(114)	(110)
Amortization of net actuarial loss	53	44	38

Net periodic benefit cost	$50	$32	$34

The Company expects benefit payments of $115 in 2007, $112 in 2008, $108 in 2009, $124 in 2010, $124 in 2011 and $645 for years 2012-2016.

The Company has a contributory retirement (401(k)) savings plan for nonunion employees. Company contributions to the plan were $89 during 2006, $70 during 2005 and $64 during 2004. The Company also has contributory retirement (401(k)) savings plans for union employees of Arkansas Lime Company and Texas Lime Company. The Company contributions to these plans were $46 in 2006, $45 in 2005 and $42 in 2004.

(7)	Stock -Based Compensation

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

The number of shares of common stock that may be subject to outstanding awards granted under the 2001 Plan (determined immediately after the grant of any award) may not exceed 475,000. In addition, no individual may receive awards in any one calendar year relating to more than 100,000 shares of common stock. The options under both the 2001 Plan and 1992 Plan expire ten years from the date of grant and generally become exercisable, or vest, over a period of zero to three years from the grant date.

Effective January 1, 2006, the Company adopted the provisions of SFAS 123(R), and selected the modified prospective method to initially report stock-based compensation amounts in the consolidated financial statements. The financial information presented for 2005 does not reflect any restatement with respect to stock-based compensation. Under the modified prospective method, compensation cost is recognized ratably over the vesting period beginning with the effective date based on the requirements of SFAS 123(R) for all stock-based awards granted after the adoption date and for all awards granted prior to the effective date of SFAS 123(R) that were unvested on the adoption date. Upon the exercise of stock options, the Company issues common stock from its non-issued authorized shares that have been reserved for issuance pursuant to the 2001 Plan and the 1992 Plan.

During 2006, the Company began issuing shares of restricted stock in addition to stock options. The restricted stock will vest over periods of one-half to three years. As of December 31, 2006, the number of shares remaining available for future grant as either stock options or restricted stock under the 2001 Plan was 105,250.

For 2006, the Company recorded $395 for stock-based compensation expense related to stock options and shares of restricted stock. This amount is recorded in cost of revenues ($101) and selling, general and administrative expense ($294). Prior to January 1, 2006, the Company accounted for stock-based payments using the intrinsic value method prescribed by APB 25 and related interpretations. As such, the Company did not recognize

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements — (Continued)

compensation expense associated with stock options in 2005 and 2004. The financial statement impact of recording stock-based compensation expense in 2006 is as follows (in thousands of dollars except per share amounts):

Gross Profit	$101
Operating Profit	$395
Net income	$288
Net income per common share (basic and diluted)	$0.05
Cash flows from operating activities	$395
Cash flows from financing activities	$—

A summary of the Company’s stock option activity and related information for the year ended December 31, 2006 and certain other information for the years ended December 31 is as follows:

		Weighted	Aggregate
		Average	Intrinsic
	Options	Exercise Price	Value

Outstanding at December 31, 2005	278,200	$10.20	$4,507
Granted	37,750	30.00	5
Exercised	(79,333)	6.03	2,185
Forfeited	(2,500)	28.08	—

Outstanding at December 31, 2006	234,117	$14.62	$4,298

Exercisable at December 31, 2006	170,257	$13.49	$2,837

	2006	2005	2004

Weighted average fair value of options granted during the year	$12.65	$8.42	$3.15

Weighted average remaining contractual life in years	7.02	7.36	6.53

The total intrinsic value of stock options that were exercised during the years ended December 31, 2006, 2005 and 2004 was approximately $2,200, $1,861 and $219, respectively. The total compensation cost not yet recognized for non-vested options at December 31, 2006 was approximately $201, which will be recognized over the weighted average of 1.48 years. The total fair value of the 7,500 shares restricted stock issued on December 29, 2006 was $226 based on the closing per share trading price of the Company’s common stock on the date of issuance. The entire amount will be amortized during 2007.

The following table summarizes information about stock options outstanding at December 31, 2006:

			Outstanding		Exercisable
				Weighted		Weighted
Range of			Number	Avg.		Avg.
Exercise	Weighted Avg. Remaining Contractual Life (Yrs.)		of	Exercise	Number of	Exercise
Prices	Outstanding	Exercisable	Shares	Price	Shares	Price

$ 3.26 - 3.85	6.12	6.12	15,500	$3.77	15,500	$3.77
$ 7.00 - 8.56	4.66	4.04	100,700	$8.07	80,367	$7.96
$11.35 - 13.31	8.08	8.07	50,167	$12.45	32,667	$12.07
$26.47 - 35.50	9.18	7.45	67,750	$28.44	41,723	$28.86

	6.80	6.28	234,117	$14.62	170,257	$13.49

The fair value for the options was estimated at the date of grant using a lattice-based option valuation model, with the following weighted average assumptions for the 2006, 2005 and 2004 grants: risk-free interest rates of

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements — (Continued)

4.64% to 4.89% in 2006, 3.39% to 4.39% in 2005 and 1.94% to 3.23% in 2004; a dividend yield of 0%; and a volatility factor of .455 to .608 in 2006, .472 to .610 in 2005 and .456 to .469 in 2004. In addition, the fair value of these options was estimated based on an expected life of three years.

(8)	Commitments and Contingencies

The Company leases some of the equipment used in its operations under operating leases. Generally, the leases are for periods varying from one to five years and are renewable at the option of the Company. The Company also has a lease for corporate office space. Total lease and rent expense was $1,970 for 2006, $733 for 2005, and $737 for 2004. As of December 31, 2006, future minimum payments under operating leases that were either noncancelable or subject to significant penalty upon cancellation were $1,665 for 2007, $472 for 2008, $280 for 2009, $167 for 2010, $174 for 2011 and $957 thereafter.

The Company is party to lawsuits and claims arising in the normal course of business, none of which, in the opinion of management, is expected to have a material adverse effect on the Company’s financial condition, results of operation, cash flows or competitive position.

The Company is not contractually committed to any planned capital expenditures until actual orders are placed for equipment or services. At December 31, 2006, the Company had approximately $2,100 for open equipment and construction orders related to the third kiln project at its Arkansas facilities. In addition, the Company had $3,748 in accounts payable and accrued expenses related to capital expenditures incurred late in the year, primarily related to the third kiln project and drilling costs for natural gas wells. At December 31, 2005, the Company had approximately $19,000 for open equipment and construction orders related to the third kiln project and approximately $642 included in accounts payable and accrued expenses related to capital expenditures incurred late in the year.

(9)	Business Segments

Beginning in 2006, the Company has identified two business segments based on the distinctness of their activities: lime and limestone operations and natural gas interests. Prior to 2006, the Company reported no revenues from its natural gas interests. All operations are in the United States. In evaluating the operating results of the Company’s segments, management primarily reviews revenues and gross profit. The Company does not allocate interest or public company costs to its business segments.

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements — (Continued)

Operating results and certain other financial data for the year ended December 31, 2006 for the Company’s two business segments are as follows (in thousands of dollars):

Revenues
Lime and limestone operations	$114,113
Natural gas interests	4,577

Total revenues	$118,690

Depreciation, depletion and amortization
Lime and limestone operations	$9,443
Natural gas interests	327

Total depreciation, depletion and amortization	$9,770

Gross profit
Lime and limestone operations	$24,512
Natural gas interests	3,525

Total gross profit	$28,037

Identifiable assets, at year end
Lime and limestone operations	$146,912
Natural gas interests	3,990
Unallocated corporate assets	3,024
Cash items	242

Total identifiable assets	$154,168

Capital expenditures
Lime and limestone operations	$34,266
Natural gas interests	3,142

Total capital expenditures	$37,408

(10)	Acquisitions

In June 2006, the Company acquired the assets of a lime slurry operation in the Dallas-Ft. Worth Metroplex for approximately $1,644, to expand its lime slurry operations. Prior to the acquisition, the Company’s only slurry facilities were located in Houston, Texas.

In September 2005, the Company acquired the assets of a new limestone grinding and bagging facility located on approximately three and one-half acres of land in Delta, Colorado for approximately $2,821, to expand its Colorado business of processing mine safety dust used in coal mining operations.

On December 28, 2005, the Company acquired all of the issued and outstanding capital stock of O-N Minerals (St. Clair) Company (“St. Clair”) from a wholly-owned subsidiary of Oglebay Norton Company for $14,000 in cash, plus transaction costs. The purchase price was subject to a working capital adjustment of $821. The Company funded the St. Clair purchase with a $15,000 advance from its ten-year $20,000 Draw Term Loan. The Company acquired St. Clair to increase its lime and limestone operations and for anticipated synergistic benefits with its Texas and Arkansas facilities to expand its market reach and better serve its customers.

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements — (Continued)

The purchase price for St. Clair, including transaction costs was $13,502 as follows (in thousands of dollars):

Cash	$14,000
Working capital adjustment	(821)
Transaction costs	323

Total purchase price to be allocated	$13,502

Using the purchase method of accounting for business combinations, the St. Clair purchase price was allocated first to the fair values of current assets acquired and liabilities assumed, with the remainder of the purchase price allocated to long-lived assets on the basis of their relative fair values as follows (in thousands of dollars):

Current assets, including accounts receivable and inventories	$3,259
Property, plant and equipment	11,632
Current liabilities, including accounts payable and accrued expenses	(771)
Reclamation liability	(618)

Total purchase price allocated	$13,502

The St. Clair assets and liabilities are reflected in the Company’s December 31, 2005 Consolidated Balance Sheet.

The following unaudited pro forma selected financial information (the “Pro Formas”) has been derived from the historical financial statements of the Company and St. Clair. The Pro Formas are presented as if the acquisition of St. Clair had occurred as of the beginning of each period presented and do not reflect any operating efficiencies or cost savings that the Company may have achieved with respect to the acquisition. They also do not reflect any increases in prices for St. Clair’s products that may have been attained by the Company. The Pro Formas were prepared in accordance with the purchase method of accounting for business combinations. The Pro Formas are not necessarily indicative of the operating results that would have occurred had the acquisition been consummated as of the beginning of the period presented, nor the consolidated results of future operations (in thousands of dollars except per share amounts).

2005 Unaudited

Revenues	$97,423
Operating profit	$13,156
Net income	$6,904
Income per share of common stock:
Basic	$1.16
Diluted	$1.14

(11) Unaudited Oil and Natural Gas Reserve and Standardized Measure Information

The Company’s natural gas interests consist of royalty and working interests in wells being drilled on the Company’s approximately 3,800 acres of land located in Johnson County, Texas in the Barnett Shale Formation. The Company also has royalty and working interests in wells to be drilled under a lease covering approximately 538 acres of land contiguous to the Company’s Johnson County property. The independent petroleum engineering firm of DeGolyer and MacNaughton has been retained by the Company to estimate its proved natural gas reserves as of December 31, 2006. Although additional wells have been drilled or are being drilled, based on engineering studies available to date no events have occurred since December 31, 2006 that would have a material effect on the estimated proved reserves.

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements — (Continued)

In accordance with SFAS No. 69, “Disclosures About Oil and Gas Producing Activities” and Securities and Exchange Commission (“SEC”) rules and regulations, the following information is presented with regard to the gas reserves, all of which are proved and located in the United States. These rules require inclusion, as a supplement to the basic financial statements, of a standardized measure of discounted future net cash flows relating to proved gas reserves. The standardized measure, in management’s opinion, should be examined with caution. The basis for these disclosures are independent petroleum engineers’ reserve studies, which contain imprecise estimates of quantities and rates of production of reserves. Revision of estimates can have a significant impact on the results. Also, exploration and production improvement costs in one year may significantly change previous estimates of proved reserves and their valuation. Values of unproved properties and anticipated future price and cost increases or decreases are not considered. Therefore, the standardized measure is not necessarily a “best estimate” of the fair value of oil and gas properties or of future net cash flows.

The following summaries of changes in reserves and standardized measure of discounted future net cash flows were prepared from estimates of proved reserves developed by independent petroleum engineers. The production volumes and reserve volumes shown for properties are wellhead volumes which differ from sales volumes shown in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” because of fuel, shrinkage and pipeline loss. The Standardized Measure of Discounted Future Net Cash Flows reflects adjustments for such fuel, shrinkage and pipeline loss.

In calculating the future net cash flows for its royalty and working interests in the table below, the Company applied current prices of natural gas (average of $6.48 per MCF at December 31, 2006) to the expected future production of such reserves, less estimated future expenditures (based on current costs) to be incurred in developing and producing them.

Summary of Changes in Proved Reserves

Natural Gas
(Thousands of
MCF)
2006

Quantity, beginning of year	—
Purchase of minerals in place	—
Extensions and discoveries	8,472
Production	(601)

Estimated quantity, end of year	7,871

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements — (Continued)

Standardized Measure of Discounted Future Net Cash Flows
(In Thousand of Dollars Except Per Unit Amounts)

2006

Future estimated gross revenues	$51,018
Future estimated production costs	(14,765)

Future estimated net revenues	36,253
Future estimated income tax expense	(10,718)

Future estimated net cash flows	25,535
10% annual discount for estimated timing of cash flows	(12,921)

Standardized measure of discounted future estimated net cash flows	$12,614

Sales of natural gas produced, net of production costs	$(3,852)
Extensions and discoveries	16,466

Net change in standardized measure of discounted future estimated net cash flows	$12,614

Depletion of natural gas properties (dollars per MCF from working interests)	$1.23
Development costs incurred	$3,422
Property acquisition costs	$—

(12)	Summary of Quarterly Financial Data (unaudited)

	2006
	March 31,	June 30,	September 30,	December 31,

Revenues
Lime and limestone operations	$27,719	$30,824	$30,483	$25,087
Natural gas interests	578	1,110	1,225	1,664

	$28,297	$31,934	$31,708	$26,751
Gross profit
Lime and limestone operations	5,892	7,571	6,990	4,059
Natural gas interests	504	830	873	1,318

	6,396	8,401	7,863	5,377
Net income(1)	$2,297	$4,343	$3,906	$2,155
Basic income per common share	$0.38	$0.70	$0.63	$0.35
Diluted income per common share	$0.37	$0.69	$0.63	$0.34

(1)	Net income for the quarter ended March 31, 2006 includes a $550 charge for cumulative effect of change in accounting principle, net of $190 income tax benefit.

	2005
	March 31,	June 30,	September 30,	December 31,

Revenues	$19,772	$21,375	$20,064	$19,875
Gross profit	$4,389	$5,764	$5,281	$3,932
Net income	$1,495	$2,909	$1,943	$1,601
Basic income per common share	$0.26	$0.49	$0.33	$0.27
Diluted income per common share	$0.25	$0.49	$0.31	$0.26

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A.	CONTROLS AND PROCEDURES.

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

ITEM 9B.	OTHER INFORMATION.

Not Applicable

PART III

ITEM 10.	DIRECTORS, AND EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVENANCE.

The information appearing under “Election of Directors,” “Nominees for Director,” “Executive Officers Who Are Not Also Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” in the definitive Proxy Statement for the Company’s 2007 Annual Meeting of Shareholders (the “2007 Proxy Statement”) is hereby incorporated by reference in answer to this Item 10. The Company anticipates that it will file the 2007 Proxy Statement with the SEC on or before April 8, 2007.

ITEM 11.	EXECUTIVE COMPENSATION.

The information appearing under “Executive Compensation” and “Director Compensation” in the 2007 Proxy Statement is hereby incorporated by reference in answer to this Item 11.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information appearing under “Voting Securities and Principal Shareholders”, “Shareholdings of Company Directors and Executive Officers” and “Executive Compensation” in the 2007 Proxy Statement is hereby incorporated by reference in answer to this Item 12.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The information appearing under “Certain Transactions” and “Corporate Governance” in the 2007 Proxy Statement is hereby incorporated by reference in answer to this Item 13.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information appearing under “Independent Auditors” in the 2007 Proxy Statement is hereby incorporated by reference in answer to this Item 14.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) 1. The following financial statements are included in Item 8:

Reports of Independent Registered Public Accounting Firms

Consolidated Financial Statements:

Consolidated Balance Sheets as of December, 31, 2006 and 2005;

Consolidated Statements of Income for the Years Ended December 31, 2006, 2005 and 2004;

Consolidated Statements of Stockholders’ Equity for the Years Ended December, 31, 2006, 2005 and 2004;

Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2005 and 2004; and

Notes to Consolidated Financial Statements.

2. All financial statement schedules are omitted because they are not applicable, or are immaterial, or the required information is presented in the consolidated financial statements or the related notes.

3. The following documents are filed with or incorporated by reference into this Report:

3.1		Articles of Amendment to the Articles of Incorporation of Scottish Heritable, Inc. dated as of January 25, 1994 (incorporated by reference to Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993, File Number 000-4197).
3.2		Restated Articles of Incorporation of the Company dated as of May 14, 1990 (incorporated by reference to Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993, File Number 000-4197).
3.3		Composite Copy of Bylaws of the Company dated as of December 31, 1991 (incorporated by reference to Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991, File Number 000-4197).
10.1		United States Lime & Minerals, Inc. 1992 Stock Option Plan, as Amended and Restated (incorporated by reference to Exhibit 10(c) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, File Number 000-4197).
10.2		United States Lime & Minerals, Inc. 2001 Long-Term Incentive Plan (incorporated by reference to Exhibit B to the Company’s definitive Proxy Statement for its Annual Meeting of Shareholders held on April 27, 2001, File Number 000-4197).
10	.2.1	Form of stock option grant agreement under the United States Lime & Minerals, Inc. 2001 Long-Term Incentive Plan.
10	.2.2	Form of restricted stock grant agreement under the United States Lime & Minerals, Inc. 2001 Long-Term Incentive Plan.
10.3		Loan and Security Agreement dated December 30, 1997 among United States Lime & Minerals, Inc., Arkansas Lime Company and Texas Lime Company and CoreStates Bank, N.A. (incorporated by reference to Exhibit 10(l) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File Number 000-4197).
10.4		First Amendment to Amended and Restated Loan and Security Agreement dated August 31, 1998 among United States Lime & Minerals, Inc., Arkansas Lime Company and Texas Lime Company and First Union National Bank (incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September, 30, 1998, File Number 000-4197).
10.5		Employment Agreement dated as of October 11, 1989 between the Company and Billy R. Hughes (incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, File Number 000-4197).

10.6		Employment Agreement dated as of April 17, 1997 between the Company and Johnney G. Bowers (incorporated by reference to Exhibit 10(o) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File Number 000-4197).
10.7		Employment Agreement dated as December 8, 2000 between the Company and Timothy W. Byrne (incorporated by reference to Exhibit 10(s) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, File Number 000-4197).
10	.7.1	Amended and Restated Employment Agreement dated as of May 2, 2003 between the Company and Timothy W. Byrne (incorporated by reference to Exhibit 10.8.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, File Number 000-4197).
10	.7.2	Amendment No. 1, dated as of December 29, 2006 to Amended and Restated Employment Agreement dated as of May 2, 2003 between the Company and Timothy W. Byrne.
10.8		Credit Agreement dated April 22, 1999 among United States Lime & Minerals, Inc., Arkansas Lime Company, Texas Lime Company, the Lenders who are, or may become, a party to the Agreement, and First Union National Bank (incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, File Number 000-4197).
10.9		Second Amendment to Amended and Restated Loan and Security Agreement dated as of April 22, 1999 among United States Lime & Minerals, Inc., Arkansas Lime Company, Texas Lime Company, and First Union National Bank (incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, File Number 000-4197).
10.10		Letter Agreement dated as of May 31, 2000 among United States Lime & Minerals, Inc., Arkansas Lime Company, Texas Lime Company and First Union National Bank (incorporated by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File Number 000-4197).
10.11		Third Amendment to Amended and Restated Loan and Security Agreement dated as of April 26, 2001 among United States Lime & Minerals, Inc., Arkansas Lime Company, Texas Lime Company, and First Union National Bank (incorporated by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, File Number 000-4197).
10.12		Fourth Amendment to Amended and Restated Loan and Security Agreement dated as of December 31, 2001 among United States Lime & Minerals, Inc., Arkansas Lime Company, Texas Lime Company, and First Union National Bank (incorporated by reference to Exhibit 10(u) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, File Number 000-4197).
10.13		First Amendment to Credit Agreement dated as of December 27, 2000 among United States Lime & Minerals, Inc., Arkansas Lime Company, Texas Lime Company, the Lenders who are, or may become, a party to the Agreement, and First Union National Bank (incorporated by reference to the Company’s Current Report on Form 8-K dated January 18, 2001, File Number 000-4197).
10.14		Second Amended and Restated Note dated April 26, 2001 among United States Lime & Minerals, Inc., Arkansas Lime Company, Texas Lime Company, the Lenders who are, or may become, a party to the Agreement, and First Union National Bank (incorporated by reference to Exhibit 10(x) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, File Number 000-4197).
10.15		Fifth Amendment to Amended and Restated Loan and Security Agreement dated as of May 31, 2002 among United States Lime & Minerals, Inc., Arkansas Lime Company, Texas Lime Company and Wachovia Bank, f/k/a First Union National Bank (incorporated by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, File Number 000-4197).
10.16		Sixth Amendment to Amended and Restated Loan and Security Agreement dated as of January 31, 2003 among United States Lime & Minerals, Inc., Arkansas Lime Company, Texas Lime Company and Wachovia Bank. (incorporated by reference to Exhibit 10(s) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, File Number 000-4197).

10.17	Loan and Security Agreement dated March 3, 2003 among United States Lime & Minerals, Inc., Texas Lime Company, Arkansas Lime Company and National City Bank (incorporated by reference to Exhibit 10(t) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, File Number 000-4197).
10.18	Note and Warrant Purchase Agreement dated as of August 5, 2003 by and among United States Lime & Minerals, Inc. and Credit Trust S.A.L., ABB Finance Limited and R.S. Beall Capital Partners, LP (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, File Number 000-4197).
10.19	Form of 14% Subordinated PIK Note due 2008 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, File Number 000-4197).
10.20	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, File Number 000-4197).
10.21	Registration Rights Agreement dated as of August 5, 2003 by and among United States Lime & Minerals, Inc. and Credit Trust S.A.L., ABB Finance Limited and R.S. Beall Capital Partners, LP (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, File Number 000-4197).
10.22	Third Amendment to Credit Agreement dated as of August 5, 2003 among United States Lime & Minerals, Inc., Arkansas Lime Company, Texas Lime Company, the Lenders who are, or may become, a party to the Agreement, and National City Bank (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, File Number 000-4197).
10.23	First Amendment to Loan and Security Agreement dated August 5, 2003 among United States Lime & Minerals, Inc., Texas Lime Company, Arkansas Lime Company and National City Bank (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, File Number 000-4197).
10.24	Second Amendment to Loan and Security Agreement dated as of December 29, 2003 among United States Lime & Minerals, Inc., Texas Lime Company, Arkansas Lime Company and National City Bank (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, File Number 000-4197).
10.25	Oil and Gas Lease Agreement dated as of May 28, 2004 between Texas Lime Company and EOG Resources, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, File Number 000-4197).
10.26	Credit Agreement dated as of August 25, 2004 among United States Lime & Minerals, Inc., each Lender from time to time a party thereto, and Wells Fargo Bank, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 31, 2004, File Number 000-4197).
10.27	Security Agreement dated as of August 25, 2004 among United States Lime & Minerals, Inc., Arkansas Lime Company, Colorado Lime Company, Texas Lime Company and U.S. Lime Company — Houston, in favor of Wells Fargo Bank, N. A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 31, 2004, File Number 000-4197).
10.28	Stock Purchase Agreement dated as of December 28, 2005 by and among Oglebay Norton Company, O-N Minerals Company, O-N Minerals (Lime) Company and Unite States Lime & Minerals, Inc..
10.29	Schedule of Non-Employee Director Compensation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 24, 2005, File Number 000-4197).
10.30	Second Amendment to Credit Agreement dated as of October 19, 2005 among United States Lime & Minerals, Inc., each Lender from time to time a party thereto, and Wells Fargo Bank, N.A., as Administrative Agent. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated October 20, 2005, File Number 000-4197).

10.31	Termination Agreement effective October 14, 2005 entered into by and between United States Lime & Minerals, Inc. and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 24, 2005, File Number 000-4197).
10.32	Amended and Restated Confirmation dated October 14, 2005 entered into by and between United States Lime & Minerals, Inc. and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated August 24, 2005, File Number 000-4197).
21	Subsidiaries of the Company.
23.1	Consent of Independent Registered Public Accounting Firm.
23.2	Consent of Independent Registered Public Accounting Firm.
23.3	Consent of Independent Petroleum Engineers.
31.1	Rule 13a-14(a)/15d-14(a)Certification by Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a)Certification by Chief Financial Officer.
32.1	Section 1350 Certification by Chief Executive Officer.
32.2	Section 1350 Certification by Chief Financial Officer.

Exhibits 10.1, 10.2, 10.2.1, 10.2.2, 10.5 through 10.7.2 and 10.29 are management contracts or compensatory plans or arrangements required to be filed as exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED STATES LIME & MINERALS, INC.

By:	/s/ Timothy W. Byrne
Timothy W. Byrne, President and
Chief Executive Officer

Date: March 14, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Timothy W. Byrne
Timothy W. Byrne, President,
Chief Executive Officer, and Director
(Principal Executive Officer)

Date: March 14, 2007

By:	/s/ M. Michael Owens
M. Michael Owens, Vice President
and Chief Financial Officer
(Principal Financial and
Accounting Officer)

Date: March 14, 2007

By:	/s/ Edward A. Odishaw
Edward A. Odishaw, Director

Date: March 14, 2007

By:	/s/ Antoine M. Doumet
Antoine M. Doumet, Director and
Chairman of the Board

Date: March 14, 2007

By:	/s/ Wallace G. Irmscher
Wallace G. Irmscher, Director

Date: March 14, 2007

By:	/s/ Richard W. Cardin
Richard W. Cardin, Director

Date: March 14, 2007