Form 10-Q
period 2007-03-31
UNITED STATES LIME & MINERALS INC
filed 2007-05-09
CIK 82020

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Yes ☐      No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 8, 2007, 6,268,883 shares of common stock, $0.10 par value, were outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)
(Unaudited)

	March 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$284	$285
Trade receivables, net	16,096	13,002
Inventories	8,723	8,576
Prepaid expenses and other assets	802	913

Total current assets	25,905	22,776
Property, plant and equipment, at cost:	205,191	199,861
Less accumulated depreciation	(72,659)	(69,967)

Property, plant and equipment, net	132,532	129,894
Other assets, net	1,257	1,498

Total assets	$159,694	$154,168

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of debt	$5,000	$5,000
Accounts payable	7,814	10,279
Accrued expenses	2,866	3,460

Total current liabilities	15,680	18,739
Debt, excluding current installments	66,123	59,641
Other liabilities	3,374	3,295

Total liabilities	85,177	81,675
Stockholders’ equity:
Common stock	623	621
Additional paid-in capital	13,658	13,510
Accumulated other comprehensive income	42	227
Retained earnings	60,194	58,135

Total stockholders’ equity	74,517	72,493

Total liabilities and stockholders’ equity	$159,694	$154,168

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands of dollars, except per share amounts)
(Unaudited)

	QUARTER ENDED
	March 31,
	2007		2006
Revenues
Lime and limestone operations	$27,607	93.8%	$27,719	98.0%
Natural gas interests	1,833	6.2%	578	2.0%

	29,440	100.0%	28,297	100.0%
Cost of revenues:
Labor and other operating expenses	20,962	71.2%	19,620	69.3%
Depreciation, depletion and amortization	2,856	9.7%	2,281	8.1%

	23,818	80.9%	21,901	77.4%

Gross profit	5,622	19.1%	6,396	22.6%

Selling, general and administrative expenses	1,763	6.0%	1,704	6.0%

Operating profit	3,859	13.1%	4,692	16.6%

Other expense (income):
Interest expense	1,032	3.5%	836	2.9%
Other, net	(38)	(0.1)%	24	0.1%

	994	3.4%	860	3.0%

Income before income taxes and cumulative effect of change in accounting principle	2,865	9.7%	3,832	13.6%

Income tax expense	806	2.7%	985	3.5%

Net income before cumulative effect of change in accounting principle	2,059	7.0%	2,847	10.1%
Cumulative effect of change in accounting principle, net of $190 income tax benefit	—	—%	(550)	(2.0)%

Net income	$2,059	7.0%	$2,297	8.1%

Income per share of common stock:
Basic before cumulative effect of change in accounting principle	$0.33		$0.47
Cumulative effect of change in accounting principle	—		(0.09)

	$0.33		$0.38

Diluted before cumulative effect of change in accounting principle	$0.33		$0.46
Cumulative effect of change in accounting principle	—		(0.09)

	$0.33		$0.37

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)
(Unaudited)

	QUARTER ENDED
	MARCH 31,
	2007	2006
Operating Activities:
Net income	$2,059	$2,297
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	2,930	2,317
Cumulative effect of change in accounting principle	—	740
Amortization of financing costs	6	6
Deferred income taxes	310	189
Loss on disposition of assets	26	44
Stock-based compensation	106	45
Changes in operating assets and liabilities:
Trade receivables	(3,094)	(3,598)
Inventories	(147)	860
Prepaid expenses and other assets	111	209
Other assets	34	19
Accounts payable and accrued expenses	(412)	1,920
Other liabilities	(234)	(8)

Net cash provided by operating activities	$1,695	$5,040

Investing Activities:
Purchase of property, plant and equipment	$(8,249)	$(6,872)
Acquisition of business	—	(212)

Net cash used in investing activities	$(8,249)	$(7,084)

Financing Activities:
Proceeds from revolving credit facility, net	$7,732	$1,765
Repayment of term loans	(1,250)	(833)
Proceeds from exercise of stock options and warrants	43	525
Tax benefit related to exercise of stock options	28	—

Net cash provided by financing activities	$6,553	$1,457

Net decrease in cash and cash equivalents	(1)	(587)
Cash and cash equivalents at beginning of period	285	1,312

Cash and cash equivalents at end of period	$284	$725

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Basis of Presentation
     The condensed consolidated financial statements included herein have been prepared by the Company without independent audit. In the opinion of the Company’s management, all adjustments of a normal and recurring nature necessary to present fairly the financial position, results of operations and cash flows for the periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2006. The results of operations for the three-month period ended March 31, 2007 are not necessarily indicative of operating results for the full year.
2. Organization
     The Company is headquartered in Dallas, Texas, and operates through two business segments. Through its lime and limestone operations, the Company is a manufacturer of lime and limestone products, supplying primarily the construction, steel, municipal sanitation and water treatment, paper, chemical, roof shingle, agriculture and glass industries. The Company operates lime and limestone plants and distribution facilities in Arkansas, Colorado, Louisiana, Oklahoma and Texas through its wholly owned subsidiaries, Arkansas Lime Company, Colorado Lime Company, Texas Lime Company, U.S. Lime Company, U.S. Lime Company – Shreveport, U.S. Lime Company – St. Clair and U.S. Lime Company – Transportation.
     In addition, through its wholly owned subsidiary, U.S. Lime Company – O & G, LLC (“U.S. Lime O & G”), the Company has a 20% royalty interest and a 20% working interest, resulting in a 36% interest in revenues, with respect to oil and gas rights on the Company’s approximately 3,800 acres of land located in Johnson County, Texas, in the Barnett Shale Formation. Through U.S. Lime O & G, the Company also has a drillsite and production facility lease agreement and subsurface easement (the “Drillsite Agreement”) relating to approximately 538 acres of land contiguous to the Company’s Johnson County, Texas property. Pursuant to the Drillsite Agreement, the Company received a 3% royalty interest and a 12.5% working interest in any wells drilled from two pad sites located on the Company’s property.
3. Accounting Policies
Revenue Recognition. The Company recognizes revenue for its Lime and Limestone Operations in accordance with the terms of its purchase orders, contracts or purchase agreements, which are upon shipment, and when payment is considered probable. The Company’s returns and allowances are minimal. Revenues include external freight billed to customers with related costs in cost of revenues. External freight included in first quarter 2007 and 2006 revenues was $5.8 million and $6.3 million, respectively, which approximates the amount of external freight included in cost of revenues. Sales taxes billed to customers are not included in revenues. For its Natural Gas Interests, the Company recognizes revenue in the month of production.
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

Stripping Costs in the Mining Industry. The Emerging Issues Task Force (“EITF”) reached a consensus that stripping costs incurred after a mine begins production are costs of production and therefore should be accounted for as a component of inventory costs (EITF Issue No. 04-6). The Company previously capitalized certain stripping costs as deferred stripping costs, attributed them to the reserves that had been exposed, and amortized them into cost of revenues using the units-of-production method. As of December 31, 2005, the Company had $740 thousand of capitalized deferred stripping costs. The EITF stated the new required accounting for stripping costs would be effective for years beginning after December 15, 2005. As a result of adopting this accounting change, the Company wrote off $740 thousand of capitalized deferred stripping costs in the first quarter 2006, net of a $190 thousand income tax benefit, resulting in the $550 thousand cumulative effect of change in accounting principle reflected on the Condensed Consolidated Statements of Operations.
FIN 48 Disclosures. On January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies SFAS No. 109, “Accounting for Income Taxes.” FIN 48 applies to all tax positions for which the statute of limitations remains open, and provides that only tax positions that meet the more-likely-than-not recognition threshold are recognized. The adoption of FIN 48 had no effect on the Company’s financial statements.
The Company classifies interest and penalties related to income taxes as income tax expense. No such interest and penalties were accrued as of the date of adoption, and none was accrued at March 31, 2007. The Company also does not have any unrecognized tax benefits as of the date of adoption. The Company’s tax years 2003 and later remain subject to examination by major tax jurisdictions.
New Accounting Pronouncements. In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 creates a single definition of fair value, along with a conceptual framework to measure fair value. SFAS 157 defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” SFAS 157 will require the Company to apply valuation techniques that (1) place greater reliance on observable inputs and less reliance on unobservable inputs and (2) are consistent with the market approach, the income approach, and/or the cost approach. SFAS 157 will also require the Company to include enhanced disclosures of fair value measurements in its financial statements.
SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods that fall within those fiscal years. The Company is evaluating the impact SFAS 157 will have on its financial statements, but does not anticipate being required to recognize any new instruments at fair value.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115” (“SFAS 159”), which allows measurement at fair value of eligible financial assets and liabilities that are not otherwise measured at fair value. If the fair value option for an eligible item is elected, unrealized gains and losses for that item shall be reported in current earnings at each subsequent reporting date. SFAS 159 also establishes presentation and disclosure requirements designed to draw comparisons between the different measurement attributes the Company elects for similar types of assets and liabilities.
SFAS 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted. The Company is currently assessing the impact of SFAS 159 on its financial statements.
4. Business Segments
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
     The following table sets forth operating results and certain other financial data for the Company’s two business segments (in thousands):

	Quarter Ended
	March 31,
	2007	2006
Revenues
Lime and limestone operations	$27,607	$27,719
Natural gas interests	1,833	578

Total revenues	$29,440	$28,297

Depreciation, depletion and amortization
Lime and limestone operations	$2,694	$2,273
Natural gas interests	162	8

Total depreciation, depletion and amortization	$2,856	$2,281

Gross profit
Lime and limestone operations	$4,268	$5,892
Natural gas interests	1,354	504

Total gross profit	$5,622	$6,396

Capital expenditures
Lime and limestone operations	$7,251	$6,219
Natural gas interests	998	865

Total capital expenditures	$8,249	$7,084

5. Income Per Share of Common Stock
     The following table sets forth the computation of basic and diluted income per common share (in thousands, except per share amounts):

	Quarter Ended
	March 31,
	2007	2006
Numerator:
Income before cumulative effect of change in accounting principle	$2,059	$2,847
Cumulative effect of change in accounting principle, net of $190 income tax benefit	—	(550)

Income for basic and diluted income per common share	$2,059	$2,297

Denominator:
Weighted-average shares for basic income per share	6,222	6,087

Effect of dilutive securities:
Warrants	—	55
Employee and director stock options (1)	81	113

Adjusted weighted average shares and assumed exercises for diluted income per share	6,303	6,255

Income per share of common stock:
Basic before cumulative effect of change in accounting principle	$0.33	$0.47
Cumulative effect of change in accounting principle	—	(0.09)

	$0.33	$0.38

Diluted before cumulative effect of change in accounting principle	$0.33	$0.46
Cumulative effect of change in accounting principle	—	(0.09)

	$0.33	$0.37

(1)	Options to acquire 8,000 shares were excluded from the calculation of effect of dilutive securities for the quarter ended March 31, 2007 because they were antidilutive.

6. Accumulated Other Comprehensive Income
     The following table presents the components of comprehensive income (in thousands):

	Quarter Ended
	March 31,
	2007	2006
Net income	$2,059	$2,297
Change in fair value of interest rate hedge	(185)	1,141

Comprehensive income	$1,874	$3,438

     Accumulated other comprehensive income consisted of the following (in thousands):

	March 31,	December 31,
	2007	2006
Mark-to-market for interest rate hedge	$394	$579
Minimum pension liability adjustment, net of tax benefit	(352)	(352)

Accumulated other comprehensive income	$42	$227

7. Inventories
     Inventories are valued principally at the lower of cost, determined using the average cost method, or market. Costs for finished goods include materials, labor, and production overhead. Inventories consisted of the following (in thousands):

	March 31,	December 31,
	2007	2006
Lime and limestone inventories:
Raw materials	$3,296	$3,183
Finished goods	1,279	1,410

	4,575	4,593
Service parts inventories	4,148	3,983

Total inventories	$8,723	$8,576

8. Banking Facilities and Other Debt
     The Company’s credit agreement includes a ten-year $40 million term loan (the “Term Loan”), a ten-year $20 million multiple draw term loan (the “Draw Term Loan”) and a five-year $30 million revolving credit facility (the “Revolving Facility”) (collectively, the “Credit Facilities”). The Company had $252 thousand worth of letters of credit issued and $15.7 million outstanding on the Revolving Facility at March 31, 2007.
     The Term Loan requires quarterly principal payments of $833 thousand, which began on March 31, 2006, equating to a 12-year amortization, with a final principal payment of $7.5 million due on December 31, 2015. The Draw Term Loan requires quarterly principal payments of $417 thousand, which began on March 31, 2007, with a final principal payment of $5.4 million due on December 31, 2015. Prior to the Amendment (defined below), the maturity date for the Revolving Facility was October 20, 2010. The maturity of the Term Loan, the Draw Term Loan and the Revolving Facility can be accelerated if any event of default, as defined under the Credit Facilities, occurs.

     As of March 31, 2007, the Company entered into a third amendment of its credit agreement (the “Amendment”), primarily to reduce the interest rate margin under the Credit Facilities and to extend the maturity date of the Revolving Facility. The Credit Facilities now bear interest, at the Company’s option, at either LIBOR plus a margin of 1.125% (previously 1.25%) to 2.125% (previously 2.50%), or the Lender’s Prime Rate plus a margin of minus 0.625% (previously minus 0.50%) to plus 0.375% (previously plus 0.50%). The margins are determined quarterly in accordance with a pricing grid based upon the ratio of the Company’s total funded senior indebtedness to earnings before interest, taxes, depreciation, depletion and amortization (“EBITDA”) for the 12 months ended on the last day of the most recent calendar quarter. The pricing grid was also revised in the Company’s favor by the Amendment. As of April 2, 2007, the LIBOR margin was reduced to 1.375% (previously 1.75%), and the Lender’s Prime Rate margin was reduced to minus 0.375% (previously 0.0%). The Amendment also extended the maturity date of the Revolving Facility to April 2, 2012.
     The Company has a hedge that fixes LIBOR at 4.695% on the Term Loan for the period December 30, 2005 through its maturity date, resulting in an interest rate of 6.07% based on the current LIBOR margin of 1.375%. Effective December 30, 2005, the Company also entered into a hedge that fixes LIBOR at 4.875% on the $15 million balance then outstanding on the Draw Term Loan through its maturity date, resulting in an interest rate of 6.25% based on the current LIBOR margin of 1.375%. Effective June 30, 2006, the Company entered into a third hedge that fixes LIBOR at 5.50% on the remaining $5 million of the Draw Term Loan through its maturity date, resulting in an interest rate of 6.875% based on the current LIBOR margin of 1.375%. The Company designated all of the hedges as cash flow hedges, and as such, changes in their fair market value will be included in other comprehensive income (loss). The Company will be exposed to credit losses in the event of non-performance by the counterparty of the hedges.
     Certain warrants, which were issued in 2003 as part of a private placement of subordinated notes, were exercised in the first quarter 2006, resulting in the Company’s receiving $488 thousand and issuing 127,286 shares of common stock. There are no warrants outstanding.
     A summary of outstanding debt at the dates indicated is as follows (in thousands):

	March 31,	December 31,
	2007	2006
Term Loan	$35,834	$36,667
Draw Term Loan	19,584	20,000
Revolving Facility	15,705	7,974

Subtotal	71,123	64,641
Less current installments	5,000	5,000

Debt, excluding current installments	$66,123	$59,641

9. Income Taxes
     The Company has estimated that its effective income tax rate for 2007 will be approximately 28.0%. As in prior periods, the primary reason for the effective rate being below the federal statutory rate is due to statutory depletion, which is allowed for income tax purposes and is a permanent difference between net income for financial reporting purposes and taxable income.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements. Any statements contained in this Report that are not statements of historical fact are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements in this Report, including without limitation statements relating to the Company’s plans, strategies, objectives, expectations, intentions, and adequacy of resources, are identified by such words as “will,” “could,” “should,” “believe,” “expect,” “intend,” “plan,” “schedule,” “estimate,” “anticipate,” and “project.” The Company undertakes no obligation to publicly update or revise any forward-looking statements. The Company cautions that forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from expectations, including without limitation the following: (i) the Company’s plans, strategies, objectives, expectations, and intentions are subject to change at any time in the Company’s discretion; (ii) the Company’s plans and results of operations will be affected by its ability to manage its growth; (iii) the Company’s ability to meet short-term and long-term liquidity demands, including servicing the Company’s debt; (iv) inclement weather conditions; (v) increased fuel, electricity and transportation costs; (vi) unanticipated delays or cost overruns in completing construction projects; (vii) the Company’s ability to successfully integrate acquired operations; (viii) reduced demand for the Company’s lime and limestone products, including the additional lime production from the Company’s third kiln in Arkansas; (ix) the uncertainties of development, recovery and prices with respect ot the Company’s natural gas interests; and (x) other risks and uncertainties set forth in this Report or indicated from time to time in the Company’s filings with the Securities and Exchange Commission, including the Company’s Form 10-K for the fiscal year ended December 31, 2006.
Overview
     The Company has two business segments: Lime and Limestone Operations and Natural Gas Interests.
     Through its Lime and Limestone Operations, the Company is a manufacturer of lime and limestone products supplying primarily the construction, steel, municipal sanitation and water treatment, paper chemical, roof shingle, agriculture and glass industries. The Company operates lime and limestone plants and distribution facilities in Arkansas, Colorado, Louisiana, Oklahoma and Texas through its wholly owned subsidiaries, Arkansas Lime Company, Colorado Lime Company, Texas Lime Company, U.S. Lime Company, U.S. Lime Company – Shreveport, U.S. Lime Company – St. Clair and U.S. Lime Company – Transportation. The Lime and Limestone Operations represent the Company’s principal business.
     The Natural Gas Interests consist of royalty and working interests under a lease agreement and a drillsite agreement, with two separate operators, related to the Company’s Johnson County, Texas property, located in the Barnett Shale Formation, on which Texas Lime Company conducts its lime and limestone operations. The Company reported its first revenues and gross profit for natural gas production from its Natural Gas Interests in the first quarter 2006.
     During the first quarter 2007, there was decreased demand for pulverized limestone (“PLS”), compared to the first quarter 2006, from the Company’s roof shingle customers, which has continued into the second quarter 2007. The decrease in revenues from PLS sales was partially offset by average price increases for the Company’s lime and limestone products of approximately 4.7% and increased lime slurry sales. Energy costs have continued to increase, with prices for coal and coke delivered to the Company’s plants increasing significantly in the first quarter 2007, compared to the comparable 2006 quarter. The start-up of the third kiln project, including the completion of the stone handling and lime loadout systems, at the Company’s Arkansas facilities was more challenging than the second kiln project, which was completed in 2004. The stone handling and lime loadout systems were completed in the first quarter 2007 and the kiln has performed better in the second quarter 2007. The Company expects to see improvements in its Lime and Limestone Operations in the second quarter 2007.
     Revenues and gross profit from the Company’s Natural Gas Interests increased significantly in the first quarter 2007, as the number of producing wells increased to nine in the first quarter 2007, from three in the first quarter 2006. In April 2007, three new wells began production, including the first two wells under the Company’s drillsite agreement.
Liquidity and Capital Resources
     Net cash provided by operating activities was $1.7 million in the first quarter 2007, compared to $5.0 million in the comparable 2006 quarter, a decrease of $3.3 million, or 66.4%. Net cash provided by operating activities is composed of net income, depreciation, depletion and amortization (“DD&A”), other non-cash items included in net income and changes in working capital. In the 2007 quarter, cash provided by operating activities was principally composed of $2.1 million net income and $2.9 million DD&A, compared to $2.3 million net income and $2.3 million DD&A in the first quarter 2006. The decrease in net cash provided by operating activities in the 2007 quarter compared to the 2006 quarter was primarily the result of cash usage of $3.7 million in changes in working capital items in the 2007 quarter, compared to $142 thousand cash provided by such changes in the 2006 quarter. The largest change in working capital items in the 2007 quarter was a $3.1 million net increase in trade receivables that primarily resulted from a $2.7 million increase in revenues in the first quarter 2007 compared to the fourth quarter 2006. The most significant changes in working capital items during the 2006 quarter were a $3.6 million net increase in trade receivables and a $1.9 million net increase in accounts payable and accrued expenses.
     The Company invested $8.2 million in capital expenditures in the first quarter 2007, compared to $7.1 million in the same period last year. Included in the capital expenditures during the first quarters 2007 and 2006 were approximately $4.1 million and $3.9 million, respectively, for the third kiln project at Arkansas, and $1.0 million and $865 thousand, respectively, for drilling and completion costs for the Company’s working interest in natural gas wells.
     Net cash provided by financing activities was $6.6 million in the 2007 quarter, including proceeds of $7.7 million from the Company’s revolving credit facility, partially offset by $1.3 million for repayment of term loan debt. Net cash provided by financing activities was $1.5 million in the 2006 quarter, including proceeds of $1.8 million from the Company’s revolving credit facility and $525 thousand from the exercise of stock options and warrants, partially offset by $833 thousand for repayment of term loan debt.
     The Company’s credit agreement includes a ten-year $40 million term loan (the “Term Loan”), a ten-year $20 million multiple draw term loan (the “Draw Term Loan”) and a five-year $30 million revolving credit facility (the “Revolving Facility”) (collectively, the “Credit Facilities”). The Company had $252 thousand worth of letters of credit issued and $15.7 million outstanding on the Revolving Facility at March 31, 2007.
     The Term Loan requires quarterly principal payments of $833 thousand, which began on March 31, 2006, equating to a 12-year amortization, with a final principal payment of $7.5 million due on December 31, 2015. The Draw Term Loan requires quarterly principal payments of $417 thousand, which began on March 31, 2007, with a final principal payment of $5.4 million due on December 31, 2015. Prior to the Amendment (defined below), the maturity date for the Revolving Facility was October 20, 2010. The maturity of the Term Loan, the Draw Term Loan and the Revolving Facility can be accelerated if any event of default, as defined under the Credit Facilities, occurs.
     As of March 31, 2007, the Company entered into a third amendment of its credit agreement (the “Amendment”), primarily to reduce the interest rate margin under the Credit Facilities and to extend the maturity date of the Revolving Facility. The Credit Facilities now bear interest, at the

Company’s option, at either LIBOR plus a margin of 1.125% (previously 1.25%) to 2.125% (previously 2.50%), or the Lender’s Prime Rate plus a margin of minus 0.625% (previously minus 0.50%) to plus 0.375% (previously plus 0.50%). The margins are determined quarterly in accordance with a pricing grid based upon the ratio of the Company’s total funded senior indebtedness to earnings before interest, taxes, depreciation, depletion and amortization (EBITDA) for the 12 months ended on the last day of the most recent calendar quarter. The pricing grid was also revised in the Company’s favor by the Amendment. As of April 2, 2007, the LIBOR margin was reduced to 1.375% (previously 1.75%), and the Lender’s Prime Rate margin was reduced to minus 0.375% (previously 0.0%). The Amendment also extended the maturity date of the Revolving Facility to April 2, 2012.
     The Company has a hedge that fixes LIBOR at 4.695% on the Term Loan for the period December 30, 2005 through its maturity date, resulting in an interest rate of 6.07% based on the current LIBOR margin of 1.375%. Effective December 30, 2005, the Company also entered into a hedge that fixes LIBOR at 4.875% on the $15 million balance then outstanding on the Draw Term Loan through its maturity date, resulting in an interest rate of 6.25% based on the current LIBOR margin of 1.375%. Effective June 30, 2006, the Company entered into a third hedge that fixes LIBOR at 5.50% on the remaining $5 million of the Draw Term Loan through its maturity date, resulting in an interest rate of 6.875% based on the current LIBOR margin of 1.375%. The Company designated all of the hedges as cash flow hedges, and as such, changes in their fair market value will be included in other comprehensive income (loss). The Company will be exposed to credit losses in the event of non-performance by the counterparty of the hedges.
     Certain warrants, which were issued in 2003 as part of a private placement of subordinated notes, were exercised in the first quarter 2006, resulting in the Company’s receiving $488 thousand and issuing 127,286 shares of common stock. There are no warrants outstanding.
     The Company is not contractually committed to any planned capital expenditures for its Lime and Limestone Operations until actual orders are placed for equipment. Under the Company’s oil and gas lease agreement, and pursuant to the Company’s subsequent elections to participate as a 20% working interest owner, unless, within five days after receiving an AFE (authorization for expenditures) for a proposed well, the Company provides notice otherwise, the Company is deemed to have elected to participate as a 20% working interest owner. As a 20% working interest owner, the Company is responsible for 20% of the costs to drill and complete the well. Pursuant to the drillsite agreement, the Company, as a 12.5% working interest owner, is responsible for 12.5% of the costs to drill and complete each well. As of March 31, 2007, the Company had no material open orders or commitments that are not included in current liabilities on the March 31, 2007 Condensed Consolidated Balance Sheet.
     As of March 31, 2007, the Company had $71.1 million in total debt outstanding.
Results of Operations
     Revenues increased to $29.4 million in the first quarter 2007 from $28.3 million in the first quarter 2006, an increase of $1.1 million, or 4.0%. Revenues from the Company’s Lime and Limestone Operations decreased $112 thousand, or 0.4%, to $27.6 million compared to the Company’s record first quarter 2006 level, while revenues from its Natural Gas Interests increased $1.3 million, or 217.1%, to $1.8 million. The decrease in Lime and Limestone Operations revenues primarily resulted from lower PLS sales due to the reduced demand for roof shingles, partially offset by average price increases of approximately 4.7% for the Company’s products in the 2007 quarter compared to the 2006 quarter and increased lime slurry sales.
     Production volumes for the Company’s Natural Gas Interests for the 2007 quarter totaled approximately 226 thousand MCF from nine wells, sold at an average price of approximately $8.13 per MCF, compared to approximately 72 thousand MCF from three wells, sold at an average price of

$8.03, in the comparable 2006 quarter. Nine wells were producing during the first quarter 2007, compared to three in the first quarter 2006.
     The Company’s gross profit for the 2007 quarter was $5.6 million, compared to $6.4 million for the comparable 2006 quarter, a decrease of $774 thousand, or 12.1%. Included in gross profit for the 2007 quarter is $4.3 million from the Company’s Lime and Limestone Operations, compared to $5.9 million in the 2006 quarter, and $1.35 million from the Company’s Natural Gas Interests compared to $504 thousand in the 2006 quarter. The decrease in gross profit from Lime and Limestone Operations was primarily due to the reduced PLS sales, increased energy costs, start-up difficulties with the new third kiln project in Arkansas and additional DD&A, primarily for the third kiln project.
     Selling, general and administrative expenses (“SG&A”) increased $59 thousand, or 3.5%, to $1.8 million in the first quarter 2007, compared to $1.7 million in the first quarter 2006. As a percentage of revenues, SG&A was 6.0% in both quarters.
     Interest expense in the first quarter 2007 increased $196 thousand, or 23.4%, to $1.0 million, compared to $836 thousand in the first quarter 2006. The increase in interest expense in the 2007 quarter primarily resulted from an increase in outstanding debt in the first quarter 2007 compared to the comparable 2006 quarter. Also, approximately $149 thousand and $62 thousand of interest was capitalized in the first quarter 2007 and 2006, respectively, as part of the construction of the third kiln project.
     Income tax expense decreased to $806 thousand in the first quarter 2007 from $985 thousand in the first quarter 2006, a decrease of $179 thousand, or 18.2%. The primary reason for the decrease in income taxes was the $966 thousand, or 25.2%, decrease to $2.9 million in income before income taxes and cumulative effect of change in accounting principle, compared to $3.8 million in the first quarter 2006, partially offset by an increase in the Company’s average effective income tax rate.
     As a result of the required adoption of an accounting change for deferred stripping as discussed in Note 3 of Notes to Condensed Consolidated Financial Statements, the Company wrote off $740 thousand of capitalized deferred stripping costs in the first quarter 2006, net of $190 thousand income tax benefit, resulting in the $550 thousand cumulative effect of change in accounting principle, reflected on the Condensed Consolidated Statements of Operations for the 2006 period.
     The Company’s net income was $2.1 million ($0.33 per share diluted) during the first quarter 2007, compared to net income of $2.3 million ($0.37 per share diluted) during the first quarter 2006, a decrease of $238 thousand, or 10.4%.
ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Interest Rate Risk
     The Company is exposed to changes in interest rates, primarily as a result of floating interest rates on the Revolving Facility. At March 31, 2007, the Company had $71.1 million of indebtedness outstanding under floating rate debt. The Company has entered into interest rate swap agreements to swap floating rates for fixed LIBOR rates at 4.695%, plus the applicable margin, through maturity on the Term Loan balance of $35.8 million, and 4.875%, plus the applicable margin, on $14.7 million of the Draw Term Loan balance and 5.50%, plus the applicable margin, on the remaining $4.9 million of the Draw Term Loan balance, leaving the $15.7 million Revolving Facility balance subject to interest rate risk at March 31, 2007. Assuming no additional borrowings or repayments on the Revolving Facility, a 100 basis point increase in interest rates would result in an increase in interest expense and a decrease in income before taxes of approximately $157 thousand per year. This amount has been estimated by calculating the impact of such hypothetical interest rate increase on the Company’s non-hedged, floating rate debt of $15.7 million outstanding under the Revolving Facility at March 31, 2007 and assuming it remains outstanding over the next 12 months. Additional borrowings under the

Revolving Facility would increase this estimate. (See Note 8 of Notes to Condensed Consolidated Financial Statements.)
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

UNITED STATES LIME & MINERALS, INC.
May 9, 2007	By:	/s/ Timothy W. Byrne
Timothy W. Byrne
President and Chief Executive Officer (Principal Executive Officer)

May 9, 2007	By:	/s/ M. Michael Owens
M. Michael Owens
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

UNITED STATES LIME & MINERALS, INC.
Quarterly Report on Form 10-Q
Quarter Ended
March 31, 2007
Index to Exhibits

EXHIBIT
NUMBER	DESCRIPTION
31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.

32.1	Section 1350 Certification by the Chief Executive Officer.

32.2	Section 1350 Certification by the Chief Financial Officer.