Form 10-Q
period 2007-06-30
UNITED STATES LIME & MINERALS INC
filed 2007-08-02
CIK 82020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 1, 2007, 6,297,604 shares of common stock, $0.10 par value, were outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars, except per share amounts)
(Unaudited)

	June 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$556	$285
Trade receivables, net	15,753	13,002
Inventories	9,492	8,576
Prepaid expenses and other assets	548	913

Total current assets	26,349	22,776
Property, plant and equipment, at cost	208,340	199,861
Less accumulated depreciation	(75,525)	(69,967)

Property, plant and equipment, net	132,815	129,894

Other assets, net	2,310	1,498

Total assets	$161,474	$154,168

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of debt	$5,000	$5,000
Accounts payable	7,940	10,279
Accrued expenses	2,747	3,460

Total current liabilities	15,687	18,739
Debt, excluding current installments	63,011	59,641
Deferred tax liabilities, net	2,188	1,481
Other liabilities	1,595	1,814

Total liabilities	82,481	81,675
Stockholders’ equity:
Common stock	630	621
Additional paid-in capital	13,899	13,510
Accumulated other comprehensive income	1,140	227
Retained earnings	63,361	58,135
Less treasury stock at cost	(37)	—

Total stockholders’ equity	78,993	72,493

Total liabilities and stockholders’ equity	$161,474	$154,168

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands of dollars, except per share amounts)
(Unaudited)

	THREE MONTHS ENDED				SIX MONTHS ENDED
	JUNE 30,				JUNE 30,
	2007		2006		2007		2006
Revenues
Lime and limestone operations	$29,822	92.6%	$30,824	96.5%	$57,429	93.2%	$58,543	97.2%
Natural gas interests	2,387	7.4%	1,110	3.5%	4,220	6.8%	1,688	2.8%

	32,209	100.0%	31,934	100.0%	61,649	100.0%	60,231	100.0%

Cost of revenues
Labor and other operating expenses	21,835	67.8%	21,233	66.5%	42,797	69.4%	40,854	67.8%
Depreciation, depletion and amortization	3,181	9.9%	2,300	7.2%	6,037	9.8%	4,580	7.6%

	25,016	77.7%	23,533	73.7%	48,834	79.2%	45,434	75.4%

Gross profit	7,193	22.3%	8,401	26.3%	12,815	20.8%	14,797	24.6%
Selling, general and administrative expenses	1,792	5.5%	1,770	5.5%	3,555	5.8%	3,474	5.8%

Operating profit	5,401	16.8%	6,631	20.8%	9,260	15.0%	11,323	18.8%
Other expense (income):
Interest expense	1,146	3.6%	781	2.4%	2,178	3.5%	1,617	2.7%
Other, net	(78)	(0.2)%	(115)	(0.3)%	(116)	(0.2)%	(91)	(0.2)%

	1,068	3.4%	666	2.1%	2,062	3.3%	1,526	2.5%

Income before income taxes and cumulative effect of change in accounting principle	4,333	13.4%	5,965	18.7%	7,198	11.7%	9,797	16.3%

Income tax expense	1,166	3.6%	1,622	5.1%	1,972	3.2%	2,607	4.4%

Net income before cumulative effect of change in accounting principle	$3,167	9.8%	$4,343	13.6%	$5,226	8.5%	$7,190	11.9%
Cumulative effect of change in accounting principle, net of $190 income tax benefit	—	—%	—	—%	—	—%	(550)	(0.9)%

Net income	$3,167	9.8%	$4,343	13.6%	$5,226	8.5%	$6,640	11.0%

Income per share of common stock:
Basic before cumulative effect of change in accounting principle	$0.51		$0.70		$0.84		$1.17
Cumulative effect of change in accounting principle	—		—		—		(0.09)

	$0.51		$0.70		$0.84		$1.08

Diluted before cumulative effect of change in accounting principle	$0.50		$0.69		$0.83		$1.15
Cumulative effect of change in accounting principle	—		—		—		(0.09)

	$0.50		$0.69		$0.83		$1.06

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)
(Unaudited)

	SIX MONTHS ENDED
	JUNE 30,
	2007	2006

Operating Activities:
Net income	$5,226	$6,640
Adjustments to reconcile net income to net cash provided by operations:
Depreciation, depletion and amortization	6,140	4,806
Cumulative effect of change in accounting principle	—	740
Amortization of financing costs	11	11
Deferred income taxes	707	892
Loss on disposition of assets	38	44
Stock-based compensation	152	217
Changes in operating assets and liabilities:
Trade receivables	(2,751)	(2,851)
Inventories	(916)	655
Prepaid expenses and other current assets	365	1,021
Other assets	57	47
Accounts payable and accrued expenses	(402)	1,839
Other liabilities	(223)	(7)

Net cash provided by operating activities	8,404	14,054

Investing Activities:
Purchase of property, plant and equipment	(11,712)	(18,480)
Acquisitions of businesses	—	(1,812)

Net cash used in investing activities	(11,712)	(20,292)

Financing Activities:
Proceeds from revolving credit facilities, net	5,870	1,636
Proceeds from term loans	—	5,000
Repayment of term loans	(2,500)	(1,667)
Proceeds from exercise of warrants	—	489
Purchase of treasury shares	(37)	—
Proceeds from exercise of stock options	190	72
Tax benefit related to exercise of stock options	56	—

Net cash provided by financing activities	3,579	5,530
Net increase (decrease) in cash and cash equivalents	271	(708)
Cash and cash equivalents at beginning of period	285	1,312

Cash and cash equivalents at end of period	$556	$604

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Basis of Presentation
     The condensed consolidated financial statements included herein have been prepared by the Company without independent audit. In the opinion of the Company’s management, all adjustments of a normal and recurring nature necessary to present fairly the financial position, results of operations and cash flows for the periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2006, and the Company’s Quarterly Report on Form 10-Q for the three-month period ended March 31, 2007. The results of operations for the three- and six-month periods ended June 30, 2007 are not necessarily indicative of operating results for the full year.
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
     In addition, through its wholly owned subsidiary, U.S. Lime Company — O & G, LLC (“U.S. Lime O & G”), the Company has a 20% royalty interest and a 20% working interest, resulting in a 36% interest in revenues, with respect to oil and gas rights on the Company’s approximately 3,800 acres of land located in Johnson County, Texas, in the Barnett Shale Formation. Through U.S. Lime O & G, the Company also has a drillsite and production facility lease agreement and subsurface easement (the “Drillsite Agreement”) relating to approximately 538 acres of land contiguous to the Company’s Johnson County, Texas property. Pursuant to the Drillsite Agreement, the Company receives a 3% royalty interest and a 12.5% working interest in any wells drilled from two pad sites located on the Company’s property.
3. Accounting Policies
Revenue Recognition. The Company recognizes revenue for its Lime and Limestone Operations in accordance with the terms of its purchase orders, contracts or purchase agreements, which are upon shipment, and when payment is considered probable. The Company’s returns and allowances are minimal. Revenues include external freight billed to customers with related costs in cost of revenues. External freight included in 2007 and 2006 revenues was $6.6 million and $7.1 million for the three-month periods, and $12.4 million and $13.5 million for the six-month periods, respectively, which approximates the amount of external freight included in cost of revenues. Sales taxes billed to customers are not included in revenues. For its Natural Gas Interests, the Company recognizes revenue in the month of production.
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
Stripping Costs in the Mining Industry. The Emerging Issues Task Force (“EITF”) reached a consensus that stripping costs incurred after a mine begins production are costs of production and therefore should be accounted for as a component of inventory costs (EITF Issue No. 04-6). The Company had previously capitalized certain stripping costs as deferred stripping costs, attributed them to the reserves that had been exposed, and amortized them into cost of revenues using the units-of-production method. As of December 31, 2005, the Company had $740 thousand of capitalized deferred stripping costs. The EITF stated the new required accounting for stripping costs would be effective for years beginning after December 15, 2005. As a result of adopting this accounting change, the Company wrote off $740 thousand of capitalized deferred stripping costs in the first quarter 2006, net of a $190 thousand income tax benefit, resulting in the $550 thousand cumulative effect of change in accounting principle reflected on the Condensed Consolidated Statements of Operations.
FIN 48 Disclosures. On January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies Statement of Financial Accounting Standards (“SFAS”) No. 109, ”Accounting for Income Taxes.” FIN 48 applies to all tax positions for which the statute of limitations remains open, and provides that only tax positions that meet the more-likely-than-not recognition threshold are recognized. The adoption of FIN 48 had no effect on the Company’s financial statements.
The Company classifies interest and penalties related to income taxes as income tax expense. No such interest and penalties were accrued as of the date of adoption, and none was accrued at June 30, 2007. The Company also did not have any unrecognized tax benefits as of the date of adoption. The Company’s tax years 2003 and later remain subject to examination by major tax jurisdictions.
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
SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods that fall within those fiscal years. The Company is evaluating the impact SFAS 157 will have on its financial statements, but does not anticipate any effect on the Company’s financial statements.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities including an amendment of FASB Statement No. 115” (“SFAS 159”), which allows measurement at fair value of eligible financial assets and liabilities that are not otherwise measured at fair value. If the fair value option for an eligible item is elected, unrealized gains and losses for that item shall be reported in current earnings at each subsequent reporting date. SFAS 159 also establishes presentation and disclosure requirements designed to draw comparisons between the different measurement attributes the Company elects for similar types of assets and liabilities.
SFAS 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted. The Company is currently assessing the impact of SFAS 159 on its financial statements, but does not anticipate any effect on the Company’s financial statements.

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
     The following table sets forth operating results and certain other financial data for the Company’s two business segments (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues
Lime and limestone operations	$29,822	30,824	$57,429	58,543
Natural gas interests	2,387	1,110	4,220	1,688

Total revenues	$32,209	31,934	$61,649	60,231

Depreciation, depletion and amortization
Lime and limestone operations	$2,887	2,178	$5,581	4,451
Natural gas interests	294	122	456	129

Total depreciation, depletion, amortization	$3,181	2,300	$6,037	4,580

Gross profit
Lime and limestone operations	$5,542	7,571	$9,878	13,465
Natural gas interests	1,651	830	2,937	1,332

Total gross profit	$7,193	8,401	$12,815	14,797

Capital expenditures
Lime and limestone operations	$2,892	12,842	$10,143	19,061
Natural gas interests	571	366	1,569	1,231

Total capital expenditures	$3,463	13,208	$11,712	20,292

5. Income Per Share of Common Stock
     The following table sets forth the computation of basic and diluted income per common share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Numerator:
Income before cumulative effect of change in accounting principle per common share	$3,167	4,343	$5,226	7,190
Cumulative effect of change in accounting principle, net of $190 income tax benefit	—	—	—	(550)

Income for basic and diluted income per common share	$3,167	4,343	$5,226	6,640

Denominator:
Weighted-average shares for basic income per share	6,267	6,211	6,244	6,119

Effect of dilutive securities:
Warrants	—	—	—	27
Employee and director stock options (1)	64	126	73	119

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Adjusted-weighted average shares and assumed exercises for diluted income per share	6,331	6,337	6,317	6,265
Income per share of common stock:
Basic before cumulative effect of change in accounting principle	$0.51	0.70	$0.84	1.17
Cumulative effect of change in accounting principle	—	—	—	(0.09)

	$0.51	0.70	$0.84	1.08

Diluted before cumulative effect of change in accounting principle	$0.50	0.69	$0.83	1.15
Cumulative effect of change in accounting principle	—	—	—	(0.09)

	$0.50	0.69	$0.83	1.06

(1)	Options to acquire 8,000 and 10,000 shares of common stock were excluded from the calculation of dilutive securities for the 2006 and 2007 periods, respectively, because they were anti-dilutive.
6. Accumulated Other Comprehensive Income (Loss)
     The following table presents the components of comprehensive income (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net income	$3,167	4,343	$5,226	6,640
Change in fair value of interest rate hedge	1,098	807	913	1,948

Comprehensive income	$4,265	5,150	$6,139	8,588

     Accumulated other comprehensive income (loss) consisted of the following (in thousands):

	June 30,	December 31,
	2007	2006
Mark-to-market for interest rate hedge	$1,492	$579
Minimum pension liability adjustment, net of tax benefit	(352)	(352)

Accumulated other comprehensive income	$1,140	$227

7. Inventories
     Inventories are valued principally at the lower of cost, determined using the average cost method, or market. Costs for finished goods include materials, labor, and production overhead. Inventories consisted of the following (in thousands):

	June 30,	December 31,
	2007	2006
Lime and limestone inventories:
Raw materials	$3,579	$3,183
Finished goods	1,776	1,410

	5,355	4,593
Service parts inventories	4,137	3,983

Total inventories	$9,492	$8,576

8.	Banking Facilities and Other Debt
     The Company’s credit agreement includes a ten-year $40 million term loan (the “Term Loan”), a ten-year $20 million multiple draw term loan (the “Draw Term Loan”) and a $30 million revolving credit facility (the “Revolving Facility”) (collectively, the “Credit Facilities”). The Company had $252 thousand worth of letters of credit issued and $13.8 million outstanding on the Revolving Facility at June 30, 2007.
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
     As of March 31, 2007, the Company entered into a third amendment of its credit agreement (the “Amendment”), primarily to reduce the interest rate margin under the Credit Facilities and to extend the maturity date of the Revolving Facility. The Credit Facilities now bear interest, at the Company’s option, at either LIBOR plus a margin of 1.125% (previously 1.25%) to 2.125% (previously 2.50%), or the Lender’s Prime Rate plus a margin of minus 0.625% (previously minus 0.50%) to plus 0.375% (previously plus 0.50%). The margins are determined quarterly in accordance with a pricing grid based upon the ratio of the Company’s total funded senior indebtedness to earnings before interest, taxes, depreciation, depletion and amortization (“EBITDA”) for the 12 months ended on the last day of the most recent calendar quarter. The pricing grid was also revised in the Company’s favor by the Amendment. As of April 2, 2007, the LIBOR margin was reduced to 1.375% (previously 1.75%), and the Lender’s Prime Rate margin was reduced to minus 0.375% (previously 0.0%). On August 15, 2007, the LIBOR and Lender’s Prime Rate margins will adjust to 1.625% and minus 0.125%, respectively, pursuant to the pricing grid. The Amendment also extended the maturity date of the Revolving Facility to April 2, 2012.
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
     Certain warrants, which were issued in 2003 as part of a private placement of subordinated notes, were exercised in the first quarter 2006, resulting in the Company’s receiving $488 thousand and issuing 127,286 shares of common stock. There are no warrants outstanding at June 30, 2007.
     A summary of outstanding debt at the dates indicated is as follows (in thousands):

	June 30,	December 31,
	2007	2006

Term Loan	$35,000	$36,667
Draw Term Loan	19,167	20,000
Revolving Facility	13,844	7,974

Subtotal	68,011	64,641
Less current installments	5,000	5,000

Debt, excluding current installments	$63,011	$59,641

9. Income Taxes
     The Company has estimated that its effective income tax rate for 2007 will be approximately 27.4%. As in prior periods, the primary reason for the effective rate being below the federal statutory rate is due to statutory depletion, which is allowed for income tax purposes and is a permanent difference between net income for financial reporting purposes and taxable income.
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
Overview
     The Company has two business segments: Lime and Limestone Operations and Natural Gas Interests.
     Through its Lime and Limestone Operations, the Company is a manufacturer of lime and limestone products, supplying primarily the construction, steel, municipal sanitation and water treatment, paper, chemical, roof shingle, agriculture and glass industries. The Company operates lime and limestone plants and distribution facilities in Arkansas, Colorado, Louisiana, Oklahoma and Texas through its wholly owned subsidiaries, Arkansas Lime Company, Colorado Lime Company, Texas Lime Company, U.S. Lime Company, U.S. Lime Company — Shreveport, U.S. Lime Company — St. Clair, and U.S. Lime Company — Transportation. The Lime and Limestone Operations represent the Company’s principal business.
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

     During the first six months 2007, certain factors caused a reduction in lime and limestone revenues and gross profit as compared to the same period 2006: There was continuing decreased demand for pulverized limestone (“PLS”), compared to the first six months 2006, from the Company’s roof shingle customers, which has continued into the third quarter 2007. In addition, near record amounts of rainfall in both Texas and Oklahoma, particularly in the second quarter 2007, in which Texas had precipitation during more than half of the days in June, which was the wettest month in 25 years for the Dallas-Ft. Worth metroplex, delayed customer construction projects. These decreases in revenues were partially offset by average price increases for the Company’s lime and limestone products of approximately 5.4% and increased lime slurry sales in the first half 2007 compared to the first half 2006. The increase in lime slurry sales resulted from the Company’s expansion of its lime slurry business through the June 2006 acquisition of the assets of a lime slurry operation with two lime slurry facilities in the Dallas-Ft. Worth metroplex.
     Energy costs have continued to increase, with prices for coal and coke delivered to the Company’s plants increasing significantly in the first half 2007, compared to the comparable 2006 period. The start-up of the third kiln project, including the completion of the stone handling and lime load-out systems, at the Company’s Arkansas facilities also was more challenging than the second kiln project, which was completed in 2004. The stone handling and lime load-out systems were completed in the first quarter 2007, and the third kiln performed better in the second quarter 2007. The Company expects to see improvements in revenues from its Lime and Limestone Operations in the third quarter 2007, as demand from its construction customers appears to be rebounding.
     Revenues and gross profit from the Company’s Natural Gas Interests continued to increase significantly in the first half 2007, as the number of producing wells expanded to twelve in the 2007 period, including two wells under the Company’s drillsite agreement, from four in the comparable 2006 period. A new well has been drilled and began production in July 2007, and another well is scheduled to be drilled during the third quarter 2007.
Liquidity and Capital Resources
     Net cash provided by operating activities was $8.4 million in the six months ended June 30, 2007, compared to $14.1 million in the comparable 2006 period, a decrease of $5.7 million, or 40.2%. Net cash provided by operating activities is composed of net income, depreciation, depletion and amortization (“DD&A”), deferred income taxes and other non-cash items included in net income, and changes in working capital. In the first half 2007, cash provided by operating activities was principally composed of $5.2 million net income and $6.1 million DD&A, compared to $6.6 million net income, $4.8 million DD&A and $740 thousand cumulative effect of change in accounting principle in the first half 2006. In addition to the effects of changes in net income, DD&A, and the change in accounting principle, net income provided by operating activities in 2007 was less than 2006 primarily due to $3.9 million of cash usage by changes in working capital items in the first half 2007, compared to $703 thousand cash provided by such changes in the 2006 period. The most significant changes in working capital in the first half 2007 were net increases in trade receivables and inventories of $2.8 million and $916 thousand, respectively. The most significant changes in working capital items during the 2006 period were a $2.9 million net increase in trade receivables, a $1.8 million net increase in accounts payable and accrued expenses and a $1.0 million decrease in prepaid expenses and other current assets.
     The Company invested $11.7 million in capital expenditures in the first half 2007, compared to $20.3 million in the same period last year. Included in the capital expenditures during the first half 2007 and 2006 were approximately $5.5 million and $13.7 million, respectively, for the third kiln project at Arkansas, and $1.6 million and $1.2 million, respectively, for drilling and completion costs for the Company’s working interests in natural gas wells. The Company also invested $1.8 million in the first half 2006 for acquisitions of businesses, primarily for the acquisition of the assets of a lime slurry operation in the Dallas-Ft.Worth Metroplex.

     Net cash provided by financing activities was $3.6 million in the first half 2007, including proceeds of $5.9 million from the Company’s revolving credit facility, partially offset by $2.5 million for repayment of term loan debt. Net cash provided by financing activities was $5.5 million in the comparable 2006 period, including proceeds of $5.0 million from the Company’s term loans, $1.6 million from the Company’s revolving credit facility and $561 thousand from the exercise of warrants and stock options, partially offset by $1.7 million for repayment of term loan debt.
     The Company’s credit agreement includes a ten-year $40 million term loan (the “Term Loan”), a ten-year $20 million multiple draw term loan (the “Draw Term Loan”) and a $30 million revolving credit facility (the “Revolving Facility”) (collectively, the “Credit Facilities”). The Company had $252 thousand worth of letters of credit issued and $13.8 million outstanding on the Revolving Facility at June 30, 2007.
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
     As of March 31, 2007, the Company entered into a third amendment of its credit agreement (the “Amendment”), primarily to reduce the interest rate margin under the Credit Facilities and to extend the maturity date of the Revolving Facility. The Credit Facilities now bear interest, at the Company’s option, at either LIBOR plus a margin of 1.125% (previously 1.25%) to 2.125% (previously 2.50%), or the Lender’s Prime Rate plus a margin of minus 0.625% (previously minus 0.50%) to plus 0.375% (previously plus 0.50%). The margins are determined quarterly in accordance with a pricing grid based upon the ratio of the Company’s total funded senior indebtedness to earnings before interest, taxes, depreciation, depletion and amortization (“EBITDA”) for the 12 months ended on the last day of the most recent calendar quarter. The pricing grid was also revised in the Company’s favor by the Amendment. As of April 2, 2007, the LIBOR margin was reduced to 1.375% (previously 1.75%), and the Lender’s Prime Rate margin was reduced to minus 0.375% (previously 0.0%). At August 15, 2007, the LIBOR and Lender’s Prime Rate margins will adjust to 1.625% and minus 0.125%, respectively, pursuant to the pricing grid. The Amendment also extended the maturity date of the Revolving Facility to April 2, 2012.
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
     Certain warrants, which were issued in 2003 as part of a private placement of subordinated notes, were exercised in the first quarter 2006, resulting in the Company’s receiving $488 thousand and issuing 127,286 shares of common stock. There are no warrants outstanding on June 30, 2007.

     The Company is not contractually committed to any planned capital expenditures for its Lime and Limestone Operations until actual orders are placed for equipment. Under the Company’s oil and gas lease agreement, and pursuant to the Company’s subsequent elections to participate as a 20% working interest owner, unless, within five days after receiving an AFE (authorization for expenditures) for a proposed well, the Company provides notice otherwise, the Company is deemed to have elected to participate as a 20% working interest owner. As a 20% working interest owner, the Company is responsible for 20% of the costs to drill and complete the well. Pursuant to the drillsite agreement, the Company, as a 12.5% working interest owner, is responsible for 12.5% of the costs to drill and complete each well. As of June 30, 2007, the Company had no material open orders or commitments that are not included in current liabilities on the June 30, 2007 Condensed Consolidated Balance Sheet.
     As of June 30, 2007, the Company had $68.0 million in total debt outstanding.
Results of Operations
     Revenues increased to $32.2 million in the second quarter 2007 from $31.9 million in the second quarter 2006, an increase of $275 thousand, or 0.9%. Revenues from the Company’s Lime and Limestone Operations decreased $1.0 million, or 3.3%, to $29.8 million, compared to the Company’s record second quarter 2006 level of $30.8 million, while revenues from its Natural Gas Interests increased $1.3 million, or 115.0%, to $2.4 million. For the six months ended June 30, 2007, revenues increased to $61.6 million from $60.2 million for the comparable 2006 period, an increase of $1.4 million, or 2.4%. Revenues from the Company’s Lime and Limestone Operations decreased $1.1 million, or 1.9%, to $57.4, million while revenues from its Natural Gas Interests increased $2.5 million, or $150.0%, to $4.2 million in the first half 2007. Factors that caused the Lime and Limestone revenue decreases in the second quarter and first half 2007 compared to the comparable 2006 periods included lower PLS sales due to reduced demand for roof shingles for both reroofing and new housing, and near record rainfall in Texas and Oklahoma during the second quarter which reduced lime sales to the Company’s construction industry customers because their projects were delayed. These revenue decreases were partially offset by average price increases of approximately 6.0% and 5.4% in the second quarter and first half 2007, respectively, compared to the comparable 2006 periods, and lime slurry sales resulting from the Company’s June 2006 acquisition of the assets of a lime slurry operation in the Dallas-Ft. Worth metroplex.
     Production volumes from the Company’s Natural Gas Interests for the second quarter 2007 totaled approximately 273 thousand MCF, sold at an average price of approximately $8.75 per MCF, compared to approximately 151 thousand MCF, sold at an average price of $7.35 per MCF, in the comparable 2006 quarter. Production volumes for the first half 2007 from Natural Gas Interests totaled approximately 498 thousand MCF, sold at an average price of $8.47 per MCF, compared to approximately 224 thousand MCF, sold at an average price of $7.54 per MCF, in the first half 2006. Twelve wells were producing during the second quarter 2007, including two wells that began production in the 2007 quarter under the drillsite agreement, compared to four wells in the second quarter 2006.
     The Company’s gross profit for the second quarter 2007 was $7.2 million, compared to $8.4 million for the comparable 2006 quarter, a decrease of $1.2 million, or 14.4%. Gross profit for the first six months 2007 was $12.8 million, a decrease of $2.0 million, or 13.4%, from $14.8 million for the prior year comparable period. Included in gross profit for the second quarter and first half 2007 were $5.5 million and $9.9 million, respectively, from the Company’s Lime and Limestone Operations, compared to $7.6 million and $13.5 million, respectively, in the comparable 2006 periods. Gross profit for the second quarter and first half 2007 included $1.7 million and $2.9 million, respectively, from the Company’s Natural Gas Interests, compared to $830 thousand and $1.3 million, respectively, in the comparable 2006 periods. The decreases in gross profit from Lime and Limestone Operations were primarily due to the reduced PLS sales, reduced construction industry sales due to the near record rainfall in the second quarter 2007 compared to the near drought conditions during the second quarter 2006, increased energy costs, and additional depreciation, primarily for the third kiln project at the Company’s Arkansas facilities, which was completed in the first quarter 2007.
     Selling, general and administrative expenses (“SG&A”) was $1.8 million in each of the second quarters 2007 and 2006. As a percentage of revenues, SG&A was 5.6% in the 2007 quarter and 5.5% in the 2006 quarter. SG&A increased to $3.6 million in the first six months 2007 from $3.5 million in the comparable 2006 period, an increase of $81 thousand, or 2.3%. As a percentage of revenues, SG&A in the first six months of each year was 5.8%.
     Interest expense in the second quarter 2007 increased $365 thousand, or 46.7%, to $1.1 million, compared to $781 thousand in the second quarter 2006. Interest expense in the first six months 2007 increased to $2.2 million from $1.6 million in the first six months 2006, an increase of $561 thousand, or 34.7%. The increase in interest expense in the 2007 periods primarily resulted from an increase in outstanding debt compared to the comparable 2006 periods. Also, approximately $34 thousand of interest was capitalized in the first half 2007, compared to approximately $187 thousand and $249 thousand of interest capitalized in the second quarter and first half 2006, respectively, as part of the construction of the third kiln project at the Company’s Arkansas facilities.
     Income tax expense decreased to $1.2 million in the second quarter 2007 from $1.6 million in the second quarter 2006, a decrease of $456 thousand, or 28.1%. For the first six months 2007, income tax expense decreased to $2.0 million from $2.6 million in the comparable 2006 period, a decrease of $635 thousand or 24.4%. The decreases in income taxes in the 2007 periods compared to the comparable 2006 periods were primarily due to the decreases in income before income taxes.
     As a result of the required adoption of an accounting change for deferred stripping as discussed in Note 3 of Notes to Condensed Consolidated Financial Statements, the Company wrote off $740 thousand of capitalized deferred stripping costs in the first half 2006, net of $190 thousand income tax benefit, resulting in the $550 thousand cumulative effect of change in accounting principle, reflected on the Condensed Consolidated Statements of Operations for the 2006 period.
     The Company’s net income was $3.2 million ($0.50 per share diluted) during the second quarter 2007, compared to net income of $4.3 million ($0.69 per share diluted) during the second quarter 2006, a decrease of $1.2 million, or 27.1%. Net income for the first half 2007 was $5.2 million, a decrease of $1.4 million, or 21.3%, compared to the first half 2006 income of $6.6 million.
ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Interest Rate Risk
     The Company is exposed to changes in interest rates, primarily as a result of floating interest rates on the Revolving Facility. At June 30, 2007, the Company had $68.0 million of indebtedness outstanding under floating rate debt. The Company has entered into interest rate swap agreements to swap floating rates for fixed LIBOR rates at 4.695%, plus the applicable margin, through maturity on the Term Loan balance of $35.0 million, 4.875%, plus the applicable margin, on $14.5 million of the Draw Term Loan balance and 5.50%, plus the applicable margin, on the remaining $4.7 million of the Draw Term Loan balance, leaving the $13.8 million Revolving Facility balance subject to interest rate risk at June 30, 2007. Assuming no additional borrowings or repayments on the Revolving Facility, a 100 basis point increase in interest rates would result in an increase in interest expense and a decrease in income before taxes of approximately $138 thousand per year. This amount has been estimated by calculating the impact of such hypothetical interest rate increase on the Company’s non-hedged, floating rate debt of $13.8 million outstanding under the Revolving Facility at June 30, 2007 and assuming it remains outstanding over the next 12 months. Additional borrowings under the Revolving

Facility would increase this estimate. (See Note 8 of Notes to Condensed Consolidated Financial Statements.)
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
PART II. OTHER INFORMATION
ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     The Company’s 2001 Long-Term Incentive Plan and 1992 Stock Option Plan allow employees and directors to pay the exercise price for stock options and the tax liability for the lapse of restrictions on restricted stock by payment in cash and/or delivery of shares of the Company’s common stock. In the second quarter 2007, pursuant to these provisions, the Company received a total of 20,110 shares of its common stock (19,119 shares in payment to exercise stock options and 991 shares for the payment of the tax liability for the lapse of restrictions on restricted stock). The 20,110 shares were valued at $35.39 to $37.00 per share (weighted average of $35.92 per share), the fair market value of one share of the Company’s common stock on the dates they were tendered to the Company.
ITEM 4: SUBMISISON OF MATTERS TO A VOTE OF SECURITY HOLDERS
          The Company’s Annual Meeting of Shareholders was held on May 4, 2007 in Dallas, Texas. The table below shows the results of the only proposal submitted to shareholders in the Company’s Proxy Statement, dated April 6, 2007:

Election of Directors	FOR	WITHHELD

Timothy W. Byrne	5,877,041	116,516
Richard W. Cardin	5,874,514	119,043
Antoine M. Doumet	5,682,642	310,915
Wallace G. Irmscher	5,876,908	116,649
Edward A. Odishaw	5,876,908	116,649
ITEM 6: EXHIBITS
31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.

32.1	Section 1350 Certification by the Chief Executive Officer.

32.2	Section 1350 Certification by the Chief Financial Officer.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED STATES LIME & MINERALS, INC.
August 2, 2007	By:	/s/ Timothy W. Byrne
Timothy W. Byrne
President and Chief Executive Officer (Principal Executive Officer)

August 2, 2007	By:	/s/ M. Michael Owens
M. Michael Owens
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

UNITED STATES LIME & MINERALS, INC.
Quarterly Report on Form 10-Q
Quarter Ended
June 30, 2007
Index to Exhibits

EXHIBIT
NUMBER	DESCRIPTION

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.

32.1	Section 1350 Certification by the Chief Executive Officer.

32.2	Section 1350 Certification by the Chief Financial Officer.