Form 10-Q
period 2007-09-30
UNITED STATES LIME & MINERALS INC
filed 2007-11-05
CIK 82020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 1, 2007, 6,308,910 shares of common stock, $0.10 par value, were outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)
(Unaudited)

	September 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$635	$285
Trade receivables, net	14,590	13,002
Inventories	9,916	8,576
Prepaid expenses and other assets	733	913

Total current assets	25,874	22,776

Property, plant and equipment, at cost	211,453	199,861
Less accumulated depreciation	(78,719)	(69,967)

Property, plant and equipment, net	132,734	129,894

Other assets, net	946	1,498

Total assets	$159,554	$154,168

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of debt	$5,000	$5,000
Accounts payable	9,003	10,279
Accrued expenses	2,886	3,460

Total current liabilities	16,889	18,739

Debt, excluding current installments	57,515	59,641
Deferred tax liabilities, net	2,643	1,481
Other liabilities	1,590	1,814

Total liabilities	78,637	81,675

Stockholders’ equity:
Common stock	631	621
Additional paid-in capital	13,988	13,510
Accumulated other comprehensive (loss) income	(208)	227
Retained earnings	66,543	58,135
Less treasury stock, at cost	(37)	—

Total stockholders’ equity	80,917	72,493

Total liabilities and stockholders’ equity	$159,554	$154,168

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands of dollars, except per share amounts)
(Unaudited)

	THREE MONTHS ENDED				NINE MONTHS ENDED
	SEPTEMBER 30,				SEPTEMBER 30,
	2007		2006		2007		2006
Revenues
Lime and limestone operations	$31,074	94.3%	$30,483	96.1%	$88,503	93.6%	$89,026	96.8%
Natural gas interests	1,871	5.7%	1,225	3.9%	6,091	6.4%	2,913	3.2%

	32,945	100.0%	31,708	100.0%	94,594	100.0%	91,939	100.0%

Cost of revenues
Labor and other operating expenses	22,503	68.3%	21,376	67.4%	65,300	69.0%	62,230	67.7%
Depreciation, depletion and amortization	3,171	9.6%	2,469	7.8%	9,208	9.7%	7,049	7.7%

	25,674	77.9%	23,845	75.2%	74,508	78.7%	69,279	75.4%

Gross profit	7,271	22.1%	7,863	24.8%	20,086	21.3%	22,660	24.6%
Selling, general and administrative expenses	1,927	5.8%	1,739	5.5%	5,482	5.8%	5,213	5.7%

Operating profit	5,344	16.3%	6,124	19.3%	14,604	15.5%	17,447	18.9%
Other expense (income):
Interest expense	1,081	3.3%	735	2.3%	3,259	3.4%	2,352	2.5%
Other, net	(25)	(0.1)%	(104)	(0.3)%	(141)	(0.1)%	(195)	(0.3)%

	1,056	3.2%	631	2.0%	3,118	3.3%	2,157	2.2%

Income before income taxes and cumulative effect of change in accounting principle	4,288	13.1%	5,493	17.3%	11,486	12.2%	15,290	16.7%

Income tax expense	1,106	3.4%	1,587	5.0%	3,078	3.3%	4,194	4.6%

Net income before cumulative effect of change in accounting principle	$3,182	9.7%	$3,906	12.3%	$8,408	8.9%	$11,096	12.1%
Cumulative effect of change in accounting principle, net of $190 income tax benefit	—	—%	—	—%	—	—%	(550)	(0.6)%

Net income	$3,182	9.7%	$3,906	12.3%	$8,408	8.9%	$10,546	11.5%

Income per share of common stock:
Basic before cumulative effect of change in accounting principle	$0.51		$0.63		$1.34		$1.81
Cumulative effect of change in accounting principle	—		—		—		(0.09)

	$0.51		$0.63		$1.34		$1.72

Diluted before cumulative effect of change in accounting principle	$0.50		$0.62		$1.33		$1.77
Cumulative effect of change in accounting principle	—		—		—		(0.09)

	$0.50		$0.62		$1.33		$1.68

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)
(Unaudited)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2007	2006
Operating Activities:
Net income	$8,408	$10,546
Adjustments to reconcile net income to net cash provided by operations:
Depreciation, depletion and amortization	9,377	7,323
Cumulative effect of change in accounting principle	—	740
Amortization of financing costs	16	17
Deferred income taxes	1,162	1,697
Loss on disposition of assets	46	44
Stock-based compensation	398	265
Changes in operating assets and liabilities:
Trade receivables	(1,588)	(4,091)
Inventories	(1,340)	(159)
Prepaid expenses and other current assets	180	896
Other assets	45	(466)
Accounts payable and accrued expenses	348	3,563
Other liabilities	(224)	248

Net cash provided by operating activities	16,828	20,623

Investing Activities:
Purchase of property, plant and equipment	(14,482)	(28,151)
Acquisitions of businesses	—	(1,856)
Proceeds from sale of property, plant and equipment	19	—

Net cash used in investing activities	(14,463)	(30,007)

Financing Activities:
Proceeds from revolving credit facilities, net	1,624	5,426
Proceeds from term loans	—	5,000
Repayment of term loans	(3,750)	(2,499)
Proceeds from exercise of warrants	—	489
Purchase of treasury shares	(37)	—
Proceeds from exercise of stock options	91	130
Tax benefit related to exercise of stock options	57	—

Net cash (used in) provided by financing activities	(2,015)	8,546

Net increase (decrease) in cash and cash equivalents	350	(838)
Cash and cash equivalents at beginning of period	285	1,312

Cash and cash equivalents at end of period	$635	$474

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Basis of Presentation
     The condensed consolidated financial statements included herein have been prepared by the Company without independent audit. In the opinion of the Company’s management, all adjustments of a normal and recurring nature necessary to present fairly the financial position, results of operations and cash flows for the periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2006, and the Company’s Quarterly Reports on Form 10-Q for the three-month period ended March 31, 2007 and the three- and six-month periods ended June 30, 2007. The results of operations for the three- and nine-month periods ended September 30, 2007 are not necessarily indicative of operating results for the full year.
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
3. Accounting Policies
Revenue Recognition. The Company recognizes revenue for its lime and limestone operations in accordance with the terms of its purchase orders, contracts or purchase agreements, which are upon shipment, and when payment is considered probable. The Company’s returns and allowances are minimal. Revenues include external freight billed to customers with related costs in cost of revenues. External freight included in 2007 and 2006 revenues was $6.7 million and $7.4 million for the three-month periods, and $19.1 million and $20.9 million for the nine-month periods, respectively, which approximates the amount of external freight included in cost of revenues. Sales taxes billed to customers are not included in revenues. For its natural gas interests, the Company recognizes revenue in the month of production.
Successful-Efforts Method Used for Natural Gas Interests. The Company uses the successful-efforts method to account for oil and gas exploration and development expenditures. Under this method, drilling and completion costs for successful exploratory wells and all development well costs are capitalized and depleted using the units-of-production method. Any costs to drill exploratory wells that do not find proved reserves are expensed. The Company currently does not expect to have any exploration expenditures.
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
FIN 48. On January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” FIN 48 applies to all tax positions for which the statute of limitations remains open, and provides that only tax positions that meet the more-likely-than-not recognition threshold are recognized. The adoption of FIN 48 had no effect on the Company’s financial statements.
The Company classifies interest and penalties related to income taxes as income tax expense. No such interest and penalties were accrued as of the date of adoption, and none was accrued at September 30, 2007. The Company’s tax years 2004 and later remain subject to examination by major tax jurisdictions. The Company did not have any unrecognized tax benefits as of the date of adoption or as of September 30, 2007.
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
SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods that fall within those fiscal years. The Company does not anticipate any SFAS 157 effect on the Company’s financial statements.
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
SFAS 159 is effective for fiscal years beginning after November 15, 2007.  Early adoption is permitted.  The Company does not anticipate any SFAS 159 effect on the Company’s financial statements.

4. Business Segments
     The Company has two operating segments engaged in distinct business activities: lime and limestone operations and natural gas interests. All operations are in the United States. In evaluating the operating results of the Company’s segments, management primarily reviews revenues and gross profit. The Company does not allocate interest or public company costs to its business segments.
     The following table sets forth operating results and certain other financial data for the Company’s two business segments (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues
Lime and limestone operations	$31,074	30,483	$88,503	89,026
Natural gas interests	1,871	1,225	6,091	2,913

Total revenues	$32,945	31,708	$94,594	91,939

Depreciation, depletion and amortization
Lime and limestone operations	$2,791	2,357	$8,372	6,807
Natural gas interests	380	112	836	242

Total depreciation, depletion, amortization	$3,171	2,469	$9,208	7,049

Gross profit
Lime and limestone operations	$5,950	7,000	$15,828	20,453
Natural gas interests	1,321	863	4,258	2,207

Total gross profit	$7,271	7,863	$20,086	22,660

Capital expenditures
Lime and limestone operations	$1,959	8,899	$12,102	27,960
Natural gas interests	811	816	2,380	2,047

Total capital expenditures	$2,770	9,715	$14,482	30,007

5. Income Per Share of Common Stock
     The following table sets forth the computation of basic and diluted income per common share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Numerator:
Income before cumulative effect of change in accounting principle	$3,182	3,906	$8,408	11,096
Cumulative effect of change in accounting principle, net of $190 income tax benefit	—	—	—	(550)

Income for basic and diluted income per common share	$3,182	3,906	$8,408	10,546

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Denominator:
Weighted-average shares for basic income per share	6,299	6,185	6,263	6,141

Effect of dilutive securities:
Employee and director stock options (1)	55	129	67	122

Adjusted weighted-average shares and assumed exercises for diluted income per share	6,354	6,314	6,330	6,263
Income per share of common stock:
Basic before cumulative effect of change in accounting principle	$0.51	0.63	$1.34	1.81
Cumulative effect of change in accounting principle	—	—	—	(0.09)

	$0.50	0.63	$1.34	1.72

Diluted before cumulative effect of change in accounting principle	$0.50	0.62	$1.33	1.77
Cumulative effect of change in accounting principle	—	—	—	(0.09)

	$0.50	0.62	$1.33	1.68

(1)	Options to acquire 8,000 and 10,000 shares of common stock were excluded from the calculation of dilutive securities for the 2007 and 2006 periods, respectively, because they were anti-dilutive.
6. Accumulated Other Comprehensive (Loss) Income
     The following table presents the components of comprehensive income (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net income	$3,182	3,906	$8,408	10,546
Change in fair value of interest rate hedge	(1,348)	(1,560)	(435)	388

Comprehensive income	$1,834	2,346	$7,973	10,934

     Accumulated other comprehensive (loss) income consisted of the following (in thousands):

	September 30,	December 31,
	2007	2006
Fair market value of interest rate hedge	$144	$579
Minimum pension liability adjustment, net of tax benefit	(352)	(352)

Accumulated other comprehensive (loss) income	$(208)	$227

7. Inventories
     Inventories are valued at the lower of cost, determined using the average cost method, or market. Costs for finished goods include materials, labor, and production overhead. Inventories consisted of the following (in thousands):

	September 30,	December 31,
	2007	2006
Lime and limestone inventories:
Raw materials	$4,397	$3,183
Finished goods	1,174	1,410

	5,571	4,593
Service parts inventories	4,345	3,983

Total inventories	$9,916	$8,576

8. Banking Facilities
     The Company’s credit agreement includes a ten-year $40 million term loan (the “Term Loan”), a ten-year $20 million multiple draw term loan (the “Draw Term Loan”) and a $30 million revolving credit facility (the “Revolving Facility”) (collectively, the “Credit Facilities”). The Company had $252 thousand worth of letters of credit issued and $9.6 million outstanding on the Revolving Facility at September 30, 2007.
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
     As of March 31, 2007, the Company entered into a third amendment of its credit agreement (the “Amendment”), primarily to reduce the interest rate margin under the Credit Facilities and to extend the maturity date of the Revolving Facility. The Credit Facilities now bear interest, at the Company’s option, at either LIBOR plus a margin of 1.125% (previously 1.25%) to 2.125% (previously 2.50%), or the Lender’s Prime Rate plus a margin of minus 0.625% (previously minus 0.50%) to plus 0.375% (previously plus 0.50%). The margins are determined quarterly in accordance with a pricing grid based upon the ratio of the Company’s total funded senior indebtedness to earnings before interest, taxes, depreciation, depletion and amortization for the 12 months ended on the last day of the most recent calendar quarter. The pricing grid was also revised in the Company’s favor by the Amendment. As of April 2, 2007, the LIBOR margin was reduced to 1.375% (previously 1.75%), and the Lender’s Prime Rate margin was reduced to minus 0.375% (previously 0.0%). On November 15, 2007, the LIBOR and Lender’s Prime Rate margins should adjust to 1.625% and minus 0.125%, respectively, pursuant to the pricing grid. The Amendment also extended the maturity date of the Revolving Facility to April 2, 2012.
     The Company has a hedge that fixes LIBOR at 4.695% on the outstanding balance of the Term Loan for the period December 30, 2005 through its maturity date, resulting in an interest rate of 6.07% based on the current LIBOR margin of 1.375%. Effective December 30, 2005, the Company also entered into a hedge that fixes LIBOR at 4.875% on 75% of the outstanding balance on the Draw Term Loan through its maturity date, resulting in an interest rate of 6.25% based on the current LIBOR margin of 1.375%. Effective June 30, 2006, the Company entered into a third hedge that fixes LIBOR at 5.50% on the remaining 25% of the outstanding balance of the Draw Term Loan through its maturity date, resulting in an interest rate of 6.875% based on the current LIBOR margin of 1.375%.

The Company designated all of the hedges as cash flow hedges, and as such, changes in their fair market value are included in other comprehensive (loss) income. The Company is exposed to credit losses in the event of non-performance by the counterparty of the hedges.
     Certain warrants, which were issued in 2003 as part of a private placement of subordinated notes, were exercised in the first quarter 2006, resulting in the Company’s receiving $489 thousand and issuing 127,286 shares of common stock. There were no warrants outstanding at September 30, 2007.
     A summary of outstanding debt at the dates indicated is as follows (in thousands):

	September 30,	December 31,
	2007	2006
Term Loan	$34,166	$36,667
Draw Term Loan	18,750	20,000
Revolving Facility	9,599	7,974

Subtotal	62,515	64,641

Less current installments	5,000	5,000

Debt, excluding current installments	$57,515	$59,641

9. Income Taxes
     The Company has estimated that its effective income tax rate for 2007 will be approximately 26.8%. As in prior periods, the primary reason for the effective rate being below the federal statutory rate is due to statutory depletion, which is allowed for income tax purposes and is a permanent difference between net income for financial reporting purposes and taxable income.
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

Overview
     The Company has two business segments: Lime and Limestone Operations and Natural Gas Interests.
     Through its Lime and Limestone Operations, the Company is a manufacturer of lime and limestone products, supplying primarily the construction, steel, municipal sanitation and water treatment, paper, chemical, roof shingle, agriculture and glass industries. The Company operates lime and limestone plants and distribution facilities in Arkansas, Colorado, Louisiana, Oklahoma and Texas through its wholly owned subsidiaries, Arkansas Lime Company, Colorado Lime Company, Texas Lime Company, U.S. Lime Company, U.S. Lime Company – Shreveport, U.S. Lime Company – St. Clair, and U.S. Lime Company – Transportation. The Lime and Limestone Operations represent the Company’s principal business.
     The Company’s Natural Gas Interests are held through its wholly owned subsidiary, U.S. Lime Company – O & G, LLC which consists of royalty and working interests under a lease agreement and a drillsite agreement, with two separate operators, related to the Company’s Johnson County, Texas property, located in the Barnett Shale Formation, on which Texas Lime Company conducts its lime and limestone operations. The Company reported its first revenues and gross profit for natural gas production from its Natural Gas Interests in the first quarter 2006.
     During the first nine months 2007, certain factors caused a reduction in lime and limestone revenues and gross profit as compared to the same period 2006: There has been decreased demand for pulverized limestone (“PLS”), compared to the first nine months 2006, from the Company’s roof shingle customers for both re-roofing and new construction, which has continued into the fourth quarter 2007. During the third quarter 2007, the Company also saw a reduction in demand for its lime products due to a slow-down in steel industry production, and a reduction in demand for both lime and limestone products resulting from the recent reduction in the housing construction markets. In addition, near record amounts of rainfall in both Texas and Oklahoma, particularly in the second quarter 2007, delayed customer construction projects, which reduced demand for the Company’s lime products. These decreases in revenues were partially offset by average price increases for the Company’s lime and limestone products of approximately 5.8% and increased lime slurry sales in the first nine months 2007 compared to the first nine months 2006. The increase in lime slurry sales resulted from the Company’s expansion of its lime slurry business through the June 2006 acquisition of the assets of a lime slurry operation with two lime slurry facilities in the Dallas-Ft. Worth metroplex.
     Energy costs have continued to increase, with prices for coal and coke delivered to the Company’s plants increasing significantly in the first nine months 2007, compared to the comparable 2006 period. The start-up of the third kiln project, including the completion of the stone handling and lime load-out systems, at the Company’s Arkansas facilities also was more challenging than the second kiln project, which was completed in 2004. The stone handling and lime load-out systems were completed in the first quarter 2007, and the third kiln performed better in the second and third quarters 2007. During the first nine months 2007, the Company also experienced increased depreciation and interest expense compared to the prior year period, principally as a result of the third kiln project at Arkansas. The softening in demand for lime, primarily by the steel industry, has prevented the Company from realizing the benefits from its expanded lime capacity provided by the third kiln project.
     Revenues and gross profit from the Company’s Natural Gas Interests continued to increase in the first nine months 2007, as the number of producing wells expanded to fifteen in the 2007 period, including two new wells that began producing in the second quarter 2007 under the Company’s drillsite agreement, from six in the comparable 2006 period. A new well is scheduled to begin production and two more wells are scheduled to begin drilling in the fourth quarter 2007 under the

Company’s lease agreement. Two additional wells are also scheduled to be drilled and completed under the drillsite agreement during the fourth quarter 2007.
Liquidity and Capital Resources
     Net cash provided by operating activities was $16.8 million in the nine months ended September 30, 2007, compared to $20.6 million in the comparable 2006 period, a decrease of $3.8 million, or 18.4%. Net cash provided by operating activities is composed of net income, depreciation, depletion and amortization (“DD&A”), deferred income taxes and other non-cash items included in net income, and changes in working capital. In the first nine months 2007, cash provided by operating activities was principally composed of $8.4 million net income and $9.4 million DD&A, compared to $10.5 million net income, $7.3 million DD&A and $740 thousand cumulative effect of change in accounting principle in the first nine months 2006. In addition to the effects of changes in net income, DD&A, and the change in accounting principle in 2006, net income provided by operating activities in the first nine months 2007 was less than the comparable 2006 period primarily due to $2.6 million of cash usage by changes in working capital items in the first nine months 2007, compared to $9 thousand cash usage by such changes in the comparable 2006 period. The most significant changes in working capital in the first nine months 2007 were net increases in trade receivables and inventories of $1.6 million and $1.3 million, respectively. The most significant changes in working capital items during the 2006 period were a $4.1 million net increase in trade receivables, a $3.6 million net increase in accounts payable and accrued expenses and a $896 thousand decrease in prepaid expenses and other current assets.
     The Company invested $14.5 million in capital expenditures in the first nine months 2007, compared to $30.0 million in the same period last year. Included in the capital expenditures during the first nine months 2007 and 2006 were approximately $5.5 million and $21.5 million, respectively, for the third kiln project at Arkansas, and $2.4 million and $2.0 million, respectively, for drilling and completion costs for the Company’s working interests in natural gas wells. The Company also invested $1.9 million in the first nine months 2006 for acquisitions of businesses, primarily for the acquisition of the assets of a lime slurry operation in the Dallas-Ft.Worth Metroplex.
     Net cash used by financing activities was $2.0 million in the first nine months 2007, including $3.8 million for repayment of term loan debt, partially offset by net proceeds of $1.6 million from the Company’s revolving credit facility. Net cash provided by financing activities was $8.5 million in the comparable 2006 period, including proceeds of $5.0 million from the Company’s term loans, $5.4 million from the Company’s revolving credit facility and $619 thousand from the exercise of warrants and stock options, partially offset by $2.5 million for repayment of term loan debt.
     The Company’s credit agreement includes a ten-year $40 million term loan (the “Term Loan”), a ten-year $20 million multiple draw term loan (the “Draw Term Loan”) and a $30 million revolving credit facility (the “Revolving Facility”) (collectively, the “Credit Facilities”). The Company had $252 thousand worth of letters of credit issued and $9.6 million outstanding on the Revolving Facility at September 30, 2007.
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
     As of March 31, 2007, the Company entered into a third amendment of its credit agreement (the “Amendment”), primarily to reduce the interest rate margin under the Credit Facilities and to extend the maturity date of the Revolving Facility. The Credit Facilities now bear interest, at the

Company’s option, at either LIBOR plus a margin of 1.125% (previously 1.25%) to 2.125% (previously 2.50%), or the Lender’s Prime Rate plus a margin of minus 0.625% (previously minus 0.50%) to plus 0.375% (previously plus 0.50%). The margins are determined quarterly in accordance with a pricing grid based upon the ratio of the Company’s total funded senior indebtedness to earnings before interest, taxes, depreciation, depletion and amortization for the 12 months ended on the last day of the most recent calendar quarter. The pricing grid was also revised in the Company’s favor by the Amendment. As of April 2, 2007, the LIBOR margin was reduced to 1.375% (previously 1.75%), and the Lender’s Prime Rate margin was reduced to minus 0.375% (previously 0.0%). At November 15, 2007, the LIBOR and Lender’s Prime Rate margins should adjust to 1.625% and minus 0.125%, respectively, pursuant to the pricing grid. The Amendment also extended the maturity date of the Revolving Facility to April 2, 2012.
     The Company has a hedge that fixes LIBOR at 4.695% on the outstanding balance of the Term Loan for the period December 30, 2005 through its maturity date, resulting in an interest rate of 6.07% based on the current LIBOR margin of 1.375%. Effective December 30, 2005, the Company also entered into a hedge that fixes LIBOR at 4.875% on 75% of the outstanding balance on the Draw Term Loan through its maturity date, resulting in an interest rate of 6.25% based on the current LIBOR margin of 1.375%. Effective June 30, 2006, the Company entered into a third hedge that fixes LIBOR at 5.50% on the remaining 25% of the outstanding balance of the Draw Term Loan through its maturity date, resulting in an interest rate of 6.875% based on the current LIBOR margin of 1.375%. The Company designated all of the hedges as cash flow hedges, and as such, changes in their fair market value are included in other comprehensive (loss) income. The Company is exposed to credit losses in the event of non-performance by the counterparty of the hedges.
     Certain warrants, which were issued in 2003 as part of a private placement of subordinated notes, were exercised in the first quarter 2006, resulting in the Company’s receiving $489 thousand and issuing 127,286 shares of common stock. There are no warrants outstanding on September 30, 2007.
     The Company is not contractually committed to any planned capital expenditures for its Lime and Limestone Operations until actual orders are placed for equipment. Under the Company’s oil and gas lease agreement, and pursuant to the Company’s subsequent elections to participate as a 20% working interest owner, unless, within five days after receiving an AFE (authorization for expenditures) for a proposed well, the Company provides notice otherwise, the Company is deemed to have elected to participate as a 20% working interest owner. As a 20% working interest owner, the Company is responsible for 20% of the costs to drill and complete the well. Pursuant to the drillsite agreement, the Company, as a 12.5% working interest owner, is responsible for 12.5% of the costs to drill and complete each well. As of September 30, 2007, the Company had no material open orders or commitments that are not included in current liabilities on the September 30, 2007 Condensed Consolidated Balance Sheet.
     As of September 30, 2007, the Company had $62.5 million in total debt outstanding.
Results of Operations
     Revenues increased to $32.9 million in the third quarter 2007 from $31.7 million in the third quarter 2006, an increase of $1.2 million, or 3.9%. Revenues from the Company’s Lime and Limestone Operations increased $591 thousand, or 1.9%, to $31.1 million in the third quarter 2007, compared to the Company’s third quarter 2006 level of $30.5 million, while revenues from its Natural Gas Interests increased $646 thousand, or 52.7%, to $1.9 million from $1.2 million in the comparable 2006 quarter. For the nine months ended September 30, 2007, revenues increased to $94.6 million from $91.9 million for the comparable 2006 period, an increase of $2.7 million, or 2.9%. Revenues from the Company’s Lime and Limestone Operations decreased $523 thousand, or 0.6%, to $88.5 million in the first nine months 2007, compared to $89.0 million in the comparable 2006 period, while revenues from its Natural Gas Interests increased $3.2 million, or 109.1%, to $6.1 million in the first nine months 2007 from $2.9 million in the comparable 2006 period. The third quarter 2007 increase in lime and limestone revenues as compared to last year’s comparable quarter was driven primarily by average price increases for the Company’s lime and limestone products of approximately 6.1%. These price increases were partially offset by lower pulverized limestone (“PLS”) sales due to the continuing reduced demand for roof shingles, a slow-down in steel industry production and the recent decline in the housing construction markets, which reduced demand for the Company’s lime and limestone products. In addition to the negative factors impacting third quarter 2007 revenues listed in the preceding sentence, the first nine months 2007 reflects a decrease in lime and limestone revenues as compared to the previous year period due to reduced demand for the Company’s lime products resulting from near record rainfalls in both Texas and Oklahoma during the second quarter 2007. These decreases were partially offset by price increases of approximately 5.8% for the first nine months 2007 and additional lime slurry sales resulting from the Company’s June 2006 acquisition of the assets of a lime slurry operation in the Dallas-Ft. Worth metroplex.
     Production volumes from the Company’s Natural Gas Interests for the third quarter 2007 totaled approximately 257 thousand MCF, sold at an average price of approximately $7.28 per MCF, compared to approximately 174 thousand MCF, sold at an average price of approximately $7.03 per MCF, in the comparable 2006 quarter. Production volumes for the first nine months 2007 from Natural Gas Interests totaled approximately 755 thousand MCF, sold at an average price of approximately $8.06 per MCF, compared to approximately 400 thousand MCF, sold at an average price of approximately $7.29 per MCF, in the first nine months 2006. Fifteen wells were producing during the third quarter 2007, including two wells that began production in the second 2007 quarter under the drillsite agreement, compared to six wells in the third quarter 2006. Production volumes and revenues would have been even higher in the 2007 third quarter and nine month periods except that six wells were shut-in during most of September for the fracing of two new wells that began production at the end of September. These six wells resumed production in late September and early October 2007. A new well is scheduled to begin production and two more wells are scheduled to begin drilling in the fourth quarter 2007 under the Company’s lease agreement. Two additional wells are also scheduled to be drilled and completed under the drillsite agreement during the fourth quarter 2007.
     The Company’s gross profit for the third quarter 2007 was $7.3 million, compared to $7.9 million for the comparable 2006 quarter, a decrease of $592 thousand, or 7.5%. Gross profit for the first nine months 2007 was $20.1 million, a decrease of $2.6 million, or 11.4%, from $22.7 million for the prior year comparable period. Included in gross profit for the third quarter and first nine months 2007 were $5.9 million and $15.8 million, respectively, from the Company’s Lime and Limestone Operations, compared to $7.0 million and $20.5 million, respectively, in the comparable 2006 periods. Gross profit for the third quarter and first nine months 2007 included $1.3 million and $4.3 million, respectively, from the Company’s Natural Gas Interests, compared to $863 thousand and $2.2 million, respectively, in the comparable 2006 periods. The decreases in gross profit from Lime and Limestone Operations in the 2007 periods compared to the comparable 2006 periods were primarily due to the reduced PLS sales, increased energy costs and additional depreciation, primarily for the third kiln project at the Company’s Arkansas facilities, which was completed in the first quarter 2007.
     Selling, general and administrative expenses (“SG&A”) increased to $1.9 million in the third quarter 2007 from $1.7 million in the third quarter 2006, an increase of $188 thousand, or 10.8%. As a percentage of revenues, SG&A was 5.8% and 5.5% in the 2007 and 2006 quarters, respectively. SG&A increased to $5.5 million in the first nine months 2007 from $5.2 million in the comparable 2006 period, an increase of $269 thousand, or 5.2%. As a percentage of revenues, SG&A was 5.8% in the first nine months of 2007 and 5.7% in the first nine months of 2006. The increases in SG&A in the 2007 periods were primarily attributable to the Company’s increased personnel costs, which included a $143 thousand increase in non-cash stock-based compensation, and increased professional fees.

     Interest expense in the third quarter 2007 increased $346 thousand, or 47.1%, to $1.1 million, compared to $735 thousand in the third quarter 2006. Interest expense in the first nine months 2007 increased to $3.3 million from $2.4 million in the first nine months 2006, an increase of $907 thousand, or 38.6%. The increase in interest expense in the 2007 periods primarily resulted from an increase in average outstanding debt compared to the comparable 2006 periods, principally to fund the third kiln project in Arkansas, partially offset by lower interest rates. Also, approximately $34 thousand of interest was capitalized in the first nine months 2007, none of which was capitalized in the third quarter 2007, compared to approximately $327 thousand and $576 thousand of interest capitalized in the third quarter and first nine months 2006, respectively, as part of the construction of the third kiln project.
     Income tax expense decreased to $1.1 million in the third quarter 2007 from $1.6 million in the third quarter 2006, a decrease of $481 thousand, or 30.3%. For the first nine months 2007, income tax expense decreased to $3.1 million from $4.2 million in the comparable 2006 period, a decrease of $1.1 million, or 26.6%. The decreases in income taxes in the 2007 periods compared to the comparable 2006 periods were primarily due to the decreases in income before income taxes
     As a result of the required adoption of an accounting change for deferred stripping as discussed in Note 3 of Notes to Condensed Consolidated Financial Statements, the Company wrote off $740 thousand of capitalized deferred stripping costs in the first nine months 2006, net of $190 thousand income tax benefit, resulting in the $550 thousand ($0.09 per share diluted) cumulative effect of change in accounting principle, reflected on the Condensed Consolidated Statements of Operations for the 2006 period.
     The Company’s net income was $3.2 million ($0.50 per share diluted) during the third quarter 2007, compared to net income of $3.9 million ($0.62 per share diluted) during the third quarter 2006, a decrease of $724 thousand, or 18.5%. Net income for the first nine months 2007 was $8.4 million ($1.33 per share diluted), a decrease of $2.1 million, or 20.3%, compared to the first nine months 2006 income of $10.5 million ($1.68 per share diluted).
ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Interest Rate Risk
     The Company is exposed to changes in interest rates, primarily as a result of floating interest rates on the Revolving Facility. At September 30, 2007, the Company had $62.5 million of indebtedness outstanding under floating rate debt. The Company has entered into interest rate swap agreements to swap floating rates for fixed LIBOR rates at 4.695%, plus the applicable margin, through maturity on the Term Loan balance of $34.2 million, 4.875%, plus the applicable margin, on $14.2 million of the Draw Term Loan balance and 5.50%, plus the applicable margin, on the remaining $4.5 million of the Draw Term Loan balance, leaving the $9.6 million Revolving Facility balance subject to interest rate risk at September 30, 2007. Assuming no additional borrowings or repayments on the Revolving Facility, a 100 basis point increase in interest rates would result in an increase in interest expense and a decrease in income before taxes of approximately $96 thousand per year. This amount has been estimated by calculating the impact of such hypothetical interest rate increase on the Company’s non-hedged, floating rate debt of $9.6 million outstanding under the Revolving Facility at September 30, 2007 and assuming it remains outstanding over the next 12 months. Additional borrowings under the Revolving Facility would increase this estimate. (See Note 8 of Notes to Condensed Consolidated Financial Statements.)

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
PART II. OTHER INFORMATION
ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     The Company’s 2001 Long-Term Incentive Plan and 1992 Stock Option Plan allow employees and directors to pay the exercise price for stock options and the tax liability for the lapse of restrictions on restricted stock by payment in cash and/or delivery of shares of the Company’s common stock. In the third quarter 2007, pursuant to these provisions, the Company received a total of 3,344 shares of its common stock in payment to exercise stock options under the plans. The 3,344 shares were valued at $34.03 per share, the fair market value of one share of the Company’s common stock on the date they were tendered to the Company.
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

UNITED STATES LIME & MINERALS, INC.
November 5, 2007	By:	/s/ Timothy W. Byrne
Timothy W. Byrne
President and Chief Executive Officer (Principal Executive Officer)

November 5, 2007	By:	/s/ M. Michael Owens
M. Michael Owens Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

UNITED STATES LIME & MINERALS, INC.
Quarterly Report on Form 10-Q
Quarter Ended
September 30, 2007
Index to Exhibits

EXHIBIT
NUMBER	DESCRIPTION

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.

32.1	Section 1350 Certification by the Chief Executive Officer.

32.2	Section 1350 Certification by the Chief Financial Officer.