Form 10-K
period 2007-12-31
UNITED STATES LIME & MINERALS INC
filed 2008-03-13
CIK 82020

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-4197
United States Lime & Minerals, Inc.
(Exact name of Registrant as specified in its charter)

Texas	75-0789226
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

5429 LBJ Freeway, Suite 230, Dallas, Texas (Address of principal executive offices)	75240 (Zip code)

Registrant’s telephone number, including area code:
(972) 991-8400

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $0.10 par value	The NASDAQ Stock Market LLC

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐     No ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☐	Smaller Reporting Company ☑

(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of Common Stock held by non-affiliates computed as of the last business day of the Registrant’s quarter ended June 30, 2007: $65,916,219.

Number of shares of Common Stock outstanding as of March 12, 2008: 6,324,013.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the Registrant’s definitive Proxy Statement to be filed for its 2008 Annual Meeting of Shareholders. Part IV incorporates certain exhibits by reference from the Registrant’s previous filings.

i

ii

PART I

ITEM 1. BUSINESS.

General.

United States Lime & Minerals, Inc. (the “Company,” the “Registrant,” “We” or “Our”), which was incorporated in 1950, conducts its business through two segments, Lime and Limestone Operations and Natural Gas Interests.

The Company’s principal corporate office is located at 5429 LBJ Freeway, Suite 230, Dallas, Texas 75240. The Company’s telephone number is (972) 991-8400, and its internet address is www.uslm.com. The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as well as the Company’s definitive proxy statement, are available free of charge on the Company’s website as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the Securities and Exchange Commission (the “SEC”).

Lime and Limestone Operations.

Business and Products.  The Company, through its Lime and Limestone Operations, is a manufacturer of lime and limestone products, supplying primarily the construction, steel, municipal sanitation and water treatment, paper, roof shingle and agriculture industries. The Company is headquartered in Dallas, Texas and operates lime and limestone plants and distribution facilities in Arkansas, Colorado, Louisiana, Oklahoma and Texas through its wholly owned subsidiaries, Arkansas Lime Company, Colorado Lime Company, Texas Lime Company, U.S. Lime Company, U.S. Lime Company — Shreveport, U.S. Lime Company — St. Clair and U.S. Lime Company — Transportation.

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

Pulverized limestone is used primarily in the production of construction materials such as roof shingles and asphalt paving, as an additive to agriculture feeds, in the production of glass, as a soil enhancement and for mine safety dust in coal mining operations. Quicklime is used primarily in metal processing, in the flue gas desulphurization process for utilities, in soil stabilization for highway and building construction, in the manufacturing of paper products and in sanitation and water treatment systems. Hydrated lime is used primarily in municipal sanitation and water treatment, in soil stabilization for highway and building construction, in the production of chemicals and in the production of construction materials such as stucco, plaster and mortar. Lime slurry is used primarily in soil stabilization for highway and building construction.

Product Sales.  In 2007, the Company sold most of its products in the states of Arkansas, Colorado, Illinois, Indiana, Kansas, Kentucky, Louisiana, Maryland, Mississippi, Missouri, Ohio, Oklahoma, Pennsylvania, Tennessee, and Texas. Sales were made primarily by the Company’s nine sales employees who call on current and potential customers and solicit orders, which are generally made on a purchase-order basis. The Company also receives orders in response to bids that it prepares and submits to current and potential customers.

Principal customers for the Company’s lime and limestone products are highway, street and parking lot contractors, steel producers, municipal sanitation and water treatment facilities, aluminum producers, paper manufacturers, chemical producers, roof shingle manufacturers, poultry and cattle feed producers and glass manufacturers. During 2007, the strongest demand for the Company’s lime and limestone products was from steel producers and highway, street and parking lot contractors.

Approximately 850 customers accounted for the Company’s sales of lime and limestone products during 2007. No single customer accounted for more than 10% of such sales. The Company is generally not subject to significant customer risks as its customers are considerably diversified as to geographic location and industrial concentration. However, given the nature of the lime and limestone industry, the Company’s profits are very sensitive to changes in sales volume and prices.

Lime and limestone products are transported by truck and rail to customers generally within a radius of 400 miles of each of the Company’s processing plants. Substantially all of the Company’s sales are made within the United States.

Order Backlog.  The Company does not believe that backlog information accurately reflects anticipated annual revenues or profitability from year to year.

Seasonality.  The Company’s sales have historically reflected seasonal trends, with the largest percentage of total annual shipments and revenues being realized in the second and third quarters. Lower seasonal demand normally results in reduced shipments and revenues in the first and fourth quarters. Inclement weather conditions generally have a negative impact on the demand for lime and limestone products supplied to construction-related customers, as well as on the Company’s open-pit mining operations.

Limestone Reserves.  The Company’s limestone reserves contain at least 96% calcium carbonate (CaCO3). The Company has two subsidiaries that extract limestone from open-pit quarries: Texas Lime Company (“Texas Lime”), which is located near Cleburne, Texas, and Arkansas Lime Company (“Arkansas Lime”), which is located near Batesville, Arkansas. U.S. Lime Company — St. Clair (“St. Clair”), acquired by the Company on December 28, 2005, extracts limestone from an underground quarry located near Marble City, Oklahoma. Colorado Lime Company (“Colorado Lime”) owns property containing limestone deposits at Monarch Pass located 15 miles west of Salida, Colorado. No mining took place on the Colorado property in 2007. Existing crushed stone stockpiles on the property were used to provide feedstock to the Company’s plants in Salida and Delta, Colorado. Access to all properties is provided by paved roads and, in the case of Arkansas Lime and St. Clair, also by rail.

Texas Lime operates upon a tract of land containing approximately 470 acres, including the Cleburne Quarry, and owns approximately 2,700 acres adjacent to the Quarry. Both the Quarry and the adjacent land contain known high-quality limestone reserves in a bed averaging 28 feet in thickness, with an overburden that ranges from 0 to 50 feet. Texas Lime also has mineral interests in approximately 560 acres of land adjacent to the northwest boundary of its property. The in-place reserves, as of December 31, 2007, were approximately 30.0 million tons of proven reserves plus approximately 91.0 million tons of probable reserves. Assuming the current level of production and recovery rate is maintained, the Company estimates these reserves are sufficient to sustain operations for approximately 75 years.

Arkansas Lime operates the Batesville Quarry and has hydrated lime and limestone production facilities on a second site linked to the Quarry by its own standard-gauge railroad. The active quarry operations cover approximately 725 acres of land containing a known deposit of high-quality limestone. The average thickness of the high-quality limestone deposit is approximately 70 feet, with an average overburden thickness of 35 feet. Arkansas Lime also owns approximately 325 additional acres containing high-quality limestone deposits adjacent to the Quarry but separated from it by a public highway. The average thickness of this second high-quality limestone deposit is approximately 55 feet, with an average overburden of 20 feet. The in-place reserves for the 1,050 acres, as of December 31, 2007, were approximately 37.0 million tons of proven reserves. During 2008, the Company plans to develop the 325 acres adjacent to the Quarry by installing a bridge for traffic on the highway to allow transportation of the limestone under the highway. Based on preliminary estimates, the cost of installing the bridge will be approximately $1.5 million. In addition, the Company has contracted for development work on the 325 acres, including the removal of the overburden from reserves totaling approximately three years of limestone production requirements, at a cost of approximately $2.5 million. During 2005, the Company, through its wholly-owned subsidiary ACT Holdings, Inc., (“ACT”) acquired approximately 2,500 acres of land in nearby Izard County, Arkansas. The in-place high-quality reserves, as of December 31, 2007, were approximately 150.0 million tons of proven reserves on these 2,500 acres. Assuming the current level of production and recovery rate is maintained, the Company estimates that its reserves owned by Arkansas Lime and ACT are sufficient to sustain operations for more than 100 years.

St. Clair operates an underground quarry located on approximately 700 acres it owns containing high-quality limestone deposits. It also has the right to mine the high-quality limestone contained in approximately 1,500 adjacent acres pursuant to long-term mineral leases. The in-place reserves, as of December 31, 2007, were approximately 20.0 million tons of probable reserves on the 700 acres owned by St. Clair. Although limestone is being mined from the leased properties, the Company has not conducted a drilling program to identify and categorize reserves on the 1,500 leased acres. Assuming the current level of production and recovery rate is maintained, the Company estimates the reserves that have been identified are sufficient to sustain operations for approximately 25 years.

Colorado Lime acquired the Monarch Pass Quarry in November 1995 and has not carried out any mining on the property. A review of the potential limestone resources has been completed by independent geologists; however, the Company has not initiated a drilling program. Consequently, it is not possible to identify and categorize reserves. The Monarch Pass Quarry, which had been operated for many years until its closure in the early 1990s, contains a mixture of limestone types, including high-quality calcium limestone and dolomite. The Company expects to continue to utilize remaining crushed stone stockpiles on the property to supply its processing plant in nearby Salida and its Delta, Colorado facility.

Mining.  The Company extracts limestone by the open-pit method at its Texas and Arkansas quarries. Monarch Pass is also an open-pit quarry, but is not being mined at this time. The open-pit method consists of removing any overburden comprising soil, trees and other substances, including inferior limestone, and then extracting the exposed high-quality limestone. Open-pit mining is generally less expensive than underground mining. The principal disadvantage of the open-pit method is that operations are subject to inclement weather. The limestone is extracted by drilling and blasting, utilizing standard mining equipment. At its St. Clair underground quarry, the Company mines limestone using room and pillar mining.

After extraction, limestone is crushed, screened and ground in the case of pulverized limestone, or further processed in kilns, hydrators and slakers in the case of quicklime, hydrated lime and lime slurry, before shipment. The Company has no knowledge of any recent changes in the physical quarrying conditions on any of its properties that have materially affected its mining operations, and no such changes are anticipated.

Plants and Facilities.  The Company processes lime and/or limestone products at four plants, three lime slurry facilities and one terminal facility. All of its plants and facilities are accessible by paved roads, and in the case of Arkansas Lime, St. Clair and the Shreveport terminal, also by rail.

The Cleburne, Texas plant has an annual capacity of approximately 470 thousand tons of quicklime from preheater rotary kilns. The plant also has pulverized limestone equipment, which, depending on the product mix, has the capacity to produce approximately 1.0 million tons of pulverized limestone annually.

The Arkansas plant is situated at the Batesville Quarry and is accessible by paved roads and rail. The plant’s limestone and hydrating facilities are situated on a tract of 290 acres located approximately two miles from the Batesville Quarry, to which it is connected by a Company-owned, standard-gauge railroad. Utilizing three preheater rotary kilns, this plant has an annual capacity of approximately 630 thousand tons of quicklime. The plant also has two grinding systems, which, depending on the product mix, have the capacity to produce approximately 400 thousand tons of pulverized limestone annually. The third kiln at the Company’s Arkansas facilities began production in December 2006, and construction of certain ancillary structures was completed in the first quarter 2007. The project also included crushing and stone handling enhancements and additional finished goods silos and load outs. The total cost of the third kiln project was approximately $30.7 million, excluding capitalized interest.

The St. Clair Marble City, Oklahoma plant has an annual capacity of approximately 180 thousand tons of quicklime from two rotary kilns. The plant also has pulverized limestone equipment, which has the capacity to produce approximately 150 thousand tons of pulverized limestone annually.

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

Equipment is maintained at each plant to load trucks and, at the Arkansas and Oklahoma plants, to load railroad cars.

Colorado Lime operates a limestone drying, grinding and bagging facility, with an annual capacity of approximately 50 thousand tons, on eight acres of land in Salida, Colorado. The property is leased from the Union Pacific Railroad for a five-year term, ending June 2009, with a renewal option for an additional five years. These facilities also include a small rotary lime kiln, which is not permitted for operation and is presently dormant. A mobile stone crushing and screening plant is also situated at the Monarch Pass Quarry to produce agricultural grade limestone, with an annual capacity of approximately 40 thousand tons. In September 2005, Colorado Lime acquired a new limestone grinding and bagging facility with an annual capacity of approximately 125 thousand tons, located on approximately three and one-half acres of land in Delta, Colorado.

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

U.S. Lime Company — Shreveport operates from a distribution terminal in Shreveport, Louisiana, which is connected to a railroad, to provide lime storage, hydrating and distribution capacity to service markets in Louisiana and East Texas. This terminal began operations in December 2004.

The Company believes that its plants and facilities are adequately maintained and insured. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition.”

Employees.  The Company employed, at December 31, 2007, 318 persons, 39 of whom were engaged in administrative and management activities and nine of whom were engaged in sales activities. Of the Company’s 277 production employees, 132 are covered by two collective bargaining agreements. The agreement for the Texas facility expires in November 2008, and the agreement for the Arkansas facility expires in January 2011. The Company believes that its employee relations are good.

Competition.  The lime industry is highly regionalized and competitive, with quality, price, ability to meet customer demand, proximity to customers, personal relationships and timeliness of deliveries being the prime competitive factors. The Company’s competitors are predominantly private companies.

The lime industry is characterized by high barriers to entry, including: the scarcity of high-quality limestone deposits on which the required zoning and permits for extraction can be obtained; the need for lime plants and facilities to be located close to markets, paved roads and railroad networks to enable cost-effective production and distribution; clean air and anti-pollution legislation, which has made it more difficult to obtain permitting for new sources of emissions, such as lime kilns; and the high capital cost of the plants and facilities. These considerations reinforce the premium value of operations having permitted, long-term, high-quality limestone reserves and good locations relative to markets.

Producers tend to be concentrated on known limestone formations where competition takes place principally on a regional basis. The industry as a whole has expanded its customer base and, while the steel industry is still the largest market sector, it also counts environmental-related users, chemical users and other industrial users, including pulp and paper producers and road builders, among its major customers.

There is a continuing trend of consolidation in the lime industry, with the three largest companies now accounting for more than two-thirds of North American production capacity. In addition to the consolidations, and often in conjunction with them, many lime producers have undergone modernization and expansion projects to upgrade their processing equipment in an effort to improve operating efficiency. The Company’s Texas and Arkansas modernization and expansion projects, including the construction of the third kiln at Arkansas, and its recent acquisition of the St. Clair operations in Oklahoma, the Delta, Colorado facilities and the slurry operations in Texas should allow it to continue to remain competitive, protect its markets and position itself for the future. In addition, the Company will continue to evaluate additional external and internal opportunities for expansion.

However, the Company may have to revise its strategy or otherwise find ways to enhance the value of the Company, including entering into strategic partnerships, mergers, acquisitions, or other transactions.

Impact of Environmental Laws.  The Company owns or controls large areas of land, upon which it operates limestone quarries, processing plants and other facilities, with inherent environmental responsibilities and environmental compliance costs, including capital, maintenance and operating costs with respect to pollution control facilities, the cost of ongoing monitoring programs and the cost of reclamation and remediation and other similar costs.

The Company’s operations are subject to various federal, state, and local laws and regulations relating to the environment, health and safety, and other regulatory matters, including the Clear Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, and the Comprehensive Environmental Response, Compensation, and Liability Act, as well as the Toxic Substances Control Act (“Environmental Laws”). These Environmental Laws grant the United States Environmental Protection Agency (the “EPA”) and state governmental agencies the authority to promulgate regulations that could result in substantial expenditures on pollution control and waste management. The rate of change of Environmental Laws has been rapid over the last decade, and compliance can require significant expenditures. For example, federal legislation required the Company’s plants with operating kilns to apply for “Title V” operating permits that have significant ongoing compliance monitoring costs. In addition to the Title V permits, other environmental operating permits are required for the Company’s operations, and such permits are subject to modification, renewal and revocation. In addition, raw materials and fuels used to manufacture lime and calcium contain chemicals and compounds, such as trace metals, that may be classified as hazardous substances. The EPA implemented the maximum achievable control technology (“MACT”) regulations on January 5, 2004 to control emissions of hazardous air pollutants from lime plants. The MACT regulations required existing plants to determine how the rules apply and, where the MACT regulations do apply, to develop and implement a plan to achieve compliance by January 5, 2007. The Company believes it has timely complied with these new requirements. The MACT regulations require additional performance testing, monitoring of operations, reporting, and development and implementation of startup, shutdown and malfunction plans for the lime producing facilities at the Company’s Arkansas plant.

In 2004, the EPA adopted a new National Ambient Air Quality Standard (“NAAQS”) for ozone. Pursuant to the new standard, Johnson County, Texas, in which Texas Lime Company is located, is now identified as part of the Dallas-Fort Worth (“DFW”) nonattainment area for ozone. Pursuant to the new standard, in 2007 the Texas Commission on Environmental Quality adopted regulations to limit emissions of nitrogen oxides (“NOx”) from lime kilns located in the DFW area that will result in substantial expenditures on pollution control measures and emissions monitoring systems, which the Company estimates will total approximately $750 thousand, most of which will be incurred in 2008. In 2007, the EPA proposed an even more stringent NAAQS for ozone that, if promulgated, could also affect the Company’s operations in other areas of the country and require additional pollution control measures.

Carbon dioxide is a greenhouse gas. Certain studies indicate that greenhouse gases are likely to be contributing to the warming of the earth’s atmosphere. In response to those studies, the U.S. Congress is actively considering legislation to reduce the emissions of green house gases. In 2007, the Congress passed and the President signed an omnibus spending bill that contains a provision requiring the EPA to promulgate, within 18 months of December 2007, regulations requiring certain facilities, yet to be defined, to measure and report their greenhouse gas emissions to the EPA and to maintain this information in a greenhouse gas registry. Although neither the Congress, nor any state in which the Company operates, has adopted laws restricting greenhouse gas emissions, this is a rapidly changing area of regulation, and it is reasonably likely that lime plants will be subject to greenhouse gas emission reduction measures in the future. The consequences of greenhouse gas reduction measures are potentially significant, as the production of carbon dioxide is inherent in the manufacture of lime (through the calcination of limestone). Passage of climate control legislation or other regulatory initiatives by the Congress or various states or the adoption of regulations by the EPA and analogous state agencies that restrict emissions of greenhouse gases in areas in which the Company conducts business could adversely affect the Company. There is no assurance that a change in the law or regulations will not be adopted, such as the imposition of a carbon tax or limitations on raw materials use, fuel use or production rates, that would have a material adverse effect on the Company’s financial condition, results of operations, cash flows and competitive position.

In part in response to requirements of environmental regulatory agencies, the Company incurred capital expenditures related to environmental activities of approximately $1.0 million in 2007 and $400 thousand in 2006. The Company’s recurring costs associated with managing and disposing of potentially hazardous substances (such as fuels and lubricants used in operations) and maintaining pollution control equipment amounted to approximately $770 thousand in 2007 and $690 thousand in 2006. The Company has not been named as a potentially responsible party in any federal superfund cleanup site or state-led cleanup site.

The Company recognizes legal reclamation and remediation obligations associated with the retirement of long-lived assets at their fair value at the time the obligations are incurred (“Asset Retirement Obligations” or “AROs”). Over time, the liability for AROs is recorded at its present value each period through accretion expense, and the capitalized cost is amortized over the useful life of the related asset. Upon settlement of the liability, the Company either settles the ARO for its recorded amount or recognizes a gain or loss. AROs are estimated based on studies and the Company’s process knowledge and estimates and are discounted using an appropriate interest rate. The AROs are adjusted when further information warrants an adjustment. The Company believes its accrual of $887 thousand for AROs at December 31, 2007 is reasonable.

Natural Gas Interests.

Interests.  The Company, through its wholly owned subsidiary, U.S. Lime Company — O & G, LLC (“U.S. Lime O & G”), has a 20% royalty interest and a 20% working interest, resulting in a 36% interest in revenues, with respect to oil and gas rights on the Company’s approximately 3,800 acres of land located in Johnson County, Texas, in the Barnett Shale Formation. These interests are derived from the Company’s May 2004 oil and gas lease agreement (the “O & G Lease”) with EOG Resources, Inc. (“EOG”) with respect to oil and gas rights on its Cleburne, Texas property, that will continue so long as EOG is continuously developing the leased property as set forth in the Lease. Pursuant to the O & G Lease, the Company received lease bonus payments totaling $1.3 million.

During the fourth quarter 2005, drilling of the first natural gas well under the O & G Lease was completed, and natural gas production began in February 2006. As a result, the Company began reporting revenues and gross profit from its Natural Gas Interests in the first quarter 2006.

In November 2006, through U.S. Lime O & G, the Company entered into a drillsite and production facility lease agreement and subsurface easement (the “Drillsite Agreement”) with XTO Energy, Inc. (“XTO”), which has an oil and gas lease covering approximately 538 acres of land contiguous to the Company’s Johnson County, Texas property. Pursuant to the Drillsite Agreement, the Company received a 3% royalty interest and a 12.5% working interest, resulting in a 12% revenue interest, in any wells drilled from two pad sites located on the Company’s property.

U.S. Lime O & G has no direct employees and is not the operator of any wells drilled, or to be drilled, on the properties subject to either the O & G Lease or the Drillsite Agreement (the “O & G Properties”). The only decision the Company makes is whether to participate as a nonoperating working interest owner and pay its proportionate share of drilling, completing and operating a well.

Regulation.  Many aspects of the development, production, pricing and marketing of natural gas are regulated by federal and state agencies. Legislation affecting the natural gas industry is under constant review for amendment or expansion, which frequently increases the regulatory burden on affected members of the industry.

Oil and gas development and production operations are subject to various types of regulation at the federal, state and local levels which may impact our working and royalty interests. Such regulation includes:

•	requiring permits for the drilling of wells;

•	numerous federal and state safety requirements;

•	environmental requirements;

•	property taxes and severance taxes; and

•	specific state and federal income tax provisions.

Customers and Pricing.  The pricing of natural gas sales is primarily determined by supply and demand in the marketplace and can fluctuate considerably. As the Company is not the operator, it has limited access to timely information, involvement, and operational control over the volumes of natural gas produced and sold and the terms and conditions on which such volumes are marketed and sold, all of which is controlled by the operators. Although the Company has the right to take its production in kind, it currently has elected to have its natural gas production marketed by the operators. The operators sell to various end users and frequently review alternative gas purchasers.

Drilling Activity.  The Company participated as a royalty interest and working interest owner in the drilling of six gross natural gas wells under the O & G Lease that were completed as producing wells during 2007. In addition, the Company participated in the drilling of four wells under the O & G Lease during 2007 that were either ready for completion or being drilled at December 31, 2007. The Company also participated in the drilling of four wells during 2007 under the Drillsite Agreement, two of which were producing at year end. The other two wells were ready for completion at December 31, 2007. During 2006, the Company participated in eight gross natural gas wells under the O & G Lease that were drilled and completed as producing wells in 2006. All of these wells are located in Johnson County, Texas.

Production Activity.  The number of gross producing wells and production activity for the years ended December 31, 2007 and 2006 are as follows:

	2007	2006

Gross producing wells
O & G Lease	14	8
Drillsite Agreement	2	0

Total	16	8

Natural gas production volume (BCF)	1.1	0.6
Average sales price per MCF	$8.16	$7.61
Total cost of revenues per MCF(1)	$1.56	$1.21

(1)	Includes taxes other than income taxes.

Delivery Commitments.  There are no delivery commitments for the Company’s natural gas production to which U.S. Lime O & G is a party.

Natural Gas Reserves.  The following table reflects the proved developed, proved undeveloped and total proved reserves (all of which are located in Johnson County, Texas), future estimated net revenues and standardized measure at December 31, 2007 and 2006. The reserves and future estimated net revenues are based on the reports of the independent petroleum engineering consulting firm of DeGolyer and MacNaughton. Proved developed reserves included 16 and eight producing wells at December 31, 2007 and 2006, respectively. In addition, proved developed reserves also included four wells (two under the O & G Lease and two under the Drillsite Agreement) and one well (under the O & G Lease) that had been drilled at December 31, 2007 and 2006, respectively, but had not yet begun production. Proved undeveloped reserves represents reserves for 12 wells yet to be drilled at December 31, 2007 and six wells at December 31, 2006. Other than these 12 wells at December 31, 2007, the data included in the tables does not include any potential wells that may be drilled in the future on the O & G Properties. The total number of wells ultimately drilled under the O & G Lease and the Drillsite Agreement has not yet been determined, and could be more or less than the number that could be inferred from the estimated number of wells included in proved undeveloped reserves due to, among other factors, irregularities in formations and spacing decisions made by the operators. The Company’s proved reserves have not been filed with, or included in, any reports to any federal agency, other than those filed with the SEC.

	2007			2006
	Developed	Undeveloped	Total	Developed	Undeveloped	Total

Proved natural gas reserves (BCF)	9.7	8.3	18.0	5.4	2.5	7.9
Future estimated net revenues	$57,871	$46,056	$103,927	$26,478	$9,775	$36,253
(in thousands)
Standardized measure(1)	$20,520	$13,510	$34,030	$9,602	$3,012	$12,614
(in thousands)

(1)	This present value data should not be construed as representative of fair market value, since such data is based upon projected cash flows, which do not provide for escalation or reduction of natural gas prices or for escalation or reduction of expenses and capital costs.

Undeveloped Acreage.  Since we are not the operators, we have limited information regarding undeveloped acreage and do not know how many acres the operators classify as undeveloped acreage or the number of wells that will ultimately be drilled under either the O & G Lease or the Drillsite Agreement.

Glossary of Certain Oil and Gas Terms.  The definitions set forth below shall apply to the indicated terms as used in this Report. All volumes of natural gas referred to herein are stated at the legal pressure base of the state or area where the reserves exist and at 60 degrees Fahrenheit and in most instances are rounded to the nearest major multiple.

“BCF” means one billion cubic feet under prescribed conditions of pressure and temperature and represents a basic unit for measuring the production of natural gas.

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

“Formation” means a distinct geologic interval, sometimes referred to as the strata, which has characteristics (such as permeability, porosity and hydrocarbon saturations) that distinguish it from surrounding intervals.

“MCF” means one thousand cubic feet under prescribed conditions of pressure and temperature and represents a basic unit for measuring the production of natural gas.

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

“Proved reserves” means the estimated quantities of crude oil, natural gas, and natural gas liquids that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e., prices and costs as of the date the estimate is made. Prices include consideration of changes in existing prices provided only by contractual arrangements, but not on escalations based upon future conditions.

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

(ii) Reserves that can be produced economically through application of improved recovery techniques (such as fluid injection) are included in the “proved” classification when successful testing by a pilot project, or the operation of an installed program in the reservoir, provides support for the engineering analysis on which the project or program was based.

(iii) Estimates of proved reserves do not include the following: (a) oil that may become available from known reservoirs but is classified separately as “indicated additional reserves”; (b) crude oil, natural gas, and natural gas liquids, the recovery of which is subject to reasonable doubt because of uncertainty as to geology, reservoir characteristics, or economic factors; (c) crude oil, natural gas, and natural gas liquids that may occur in undrilled prospects; and (d) crude oil, natural gas, and natural gas liquids that may be recovered from oil shales, coal, gilsonite and other such sources.

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

“Severance tax” means an amount of tax, surcharge or levy recovered by governmental agencies from the gross proceeds of oil and natural gas sales. Production tax may be determined as a percentage of proceeds or as a specific amount per volumetric unit of sales. Severance tax is usually withheld from the gross proceeds of oil and natural gas sales by the first purchaser (e.g., pipeline or refinery) of production.

“Standardized measure of discounted future net cash flows” (also referred to as “standardized measure”) means the value of future estimated net revenues to be generated from the production of proved reserves calculated in accordance with SEC guidelines, net of estimated production and future development costs, using prices and costs as of the date of estimation without future escalation, and estimated income taxes without giving effect to non-property related expenses such as general and administrative expenses, debt service and depreciation, depletion and amortization, and discounted using an annual discount rate of 10%.

“Undeveloped acreage” means lease acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and natural gas regardless of whether such acreage contains proved reserves.

“Working interest” means a real property interest entitling the owner to receive a specified percentage of the proceeds of the sale of oil and natural gas production or a percentage of the production, but requires the owner of the working interest to bear the cost to explore for, develop and produce such oil and natural gas. A working interest owner who owns a portion of the working interest may participate either as operator or by voting his percentage interest to approve or disapprove the appointment of an operator and certain activities in connection with the development and operation of a property.

ITEM 1A.	RISK FACTORS.

General.

During the last few years, we have borrowed additional money to pay for our modernization and expansion projects in Texas and Arkansas, the acquisitions of U.S. Lime Company — St. Clair and the Delta, Colorado facilities and our expansion into the lime slurry business in Texas. Therefore, we have increased our total indebtedness compared to prior years.

As of December 31, 2007, our total consolidated bank debt was $59.0 million. Our bank indebtedness represented approximately 42% of our total capitalization at December 31, 2007. As a result of our bank indebtedness, a large portion of our cash flows from operations will be dedicated to the payment of principal and interest on indebtedness. Our ability to service our debt and to comply with the financial and restrictive covenants contained in our credit facilities is subject to financial, economic, competitive and other factors. Many of these factors are beyond our control. In particular, our ability to service our debt will depend upon our ability to sustain current levels of revenues and cash flows from operations, including our Natural Gas Interests.

Remaining funds available under our $30 million revolving credit facility and funds generated from operations should allow us to meet current liquidity demands. Should we have to obtain additional financing, there is no assurance that we will be able to do so at a favorable rate, given our current level of indebtedness and current market conditions.

Lime and Limestone Operations.

In the normal course of our Lime and Limestone Operations, we face various business and financial risks that could have a material adverse effect on our financial position, results of operations, cash flows and competitive position. Not all risks are foreseeable or within our ability to control.

These risks arise from factors including, but not limited to, fluctuating demand for lime and limestone products, including as a result of downturns in the economy and steel, construction and housing industries, changes in legislation and regulations, including those issued by the Mine Safety and Health Administration, our ability to produce and store quantities of lime and limestone products sufficient in amount and quality to meet customer demands, the success of our modernization and expansion strategies, including our ability to sell our increased lime capacity at acceptable prices, our ability to execute our strategies and complete projects on time and within budget, our ability to integrate, refurbish and/or improve acquired facilities, our access to capital, increasing costs, especially fuel, electricity and transportation costs, inclement weather and the effects of seasonal trends.

We receive a significant portion of our coal and coke by rail, so the availability of sufficient solid fuels to run our plants could be diminished significantly in the event of major rail disruptions. In addition, our freight costs to deliver our lime and limestone products are high relative to the value of our products and have increased significantly in recent years. If we are unable to continue to pass along our increasing freight costs, our financial condition, results of operations, cash flows and competitive position could be materially adversely affected.

We incur environmental compliance costs, including capital, maintenance and operating costs with respect to pollution control facilities, the cost of ongoing monitoring programs, the cost of reclamation and remediation efforts and other similar costs and liabilities relating to our compliance with Environmental Laws, and we expect these costs and liabilities to continue to increase, including possible new costs, taxes and limitations on operations.

The rate of change of Environmental Laws has been rapid over the last decade, and compliance can require significant expenditures. We believe that our expenditure requirements for future environmental compliance, including complying with the new NOx emissions limitations for our Texas Lime operations located in the DFW nonattainment area for ozone, will continue to increase as operational and reporting standards increase. Discovery of currently unknown conditions and unforeseen liabilities could require additional expenditures.

The potential regulation of greenhouse gas emissions remains an issue for the Company and other similar manufacturing companies. Although no restrictions have yet been imposed under U.S. federal laws, many bills have been filed at the federal and state levels, and it is reasonably likely that regulations will be adopted that could impose greenhouse gas emission reduction measures on lime plants in the future. The consequences of greenhouse gas emission reduction measures are potentially significant, as the production of carbon dioxide, which is a greenhouse gas, is inherent in the manufacture of lime (through the calcination of limestone). There is no assurance that a change in the law will not be adopted, such as the imposition of a carbon tax or limitations on raw materials use, fuel use, or production rates, that would have a material adverse effect on our financial condition, results of operations, cash flows and competitive position.

We intend to comply with all Environmental Laws and believe that our accrual for environmental costs at December 31, 2007 is reasonable. Because many of the requirements are subjective and therefore not quantifiable or presently determinable, or may be affected by additional legislation and rulemaking, it is not possible to accurately predict the aggregate future costs of environmental compliance and liabilities and their effect on our financial condition, results of operations, cash flows and competitive position.

In order to maintain our competitive position, we may need to continue to expand our operations and production capacity and to sell the resulting increased production at acceptable prices.

We may initiate various capital projects and acquisitions. These would most likely require that we incur additional debt, which may not be available to us or on favorable terms. Notwithstanding current demand and prices for lime and limestone products, we cannot guarantee that any such project or acquisition would be successful, that we will be able to sell any resulting increased production or that any such sales will be profitable.

Although demand and prices for lime and limestone have been relatively strong in recent years, we are unable to predict future demand and prices, and cannot provide any assurance that current levels of demand and prices will continue or that any future increases in demand or price can be sustained.

The lime industry is highly regionalized and competitive.

Our competitors are predominately private companies. The primary competitive factors in the lime industry are quality, price, ability to meet customer demand, proximity to customers, personal relationships and timeliness of deliveries, with varying emphasis on these factors depending upon the specific product application. To the extent that one or more of our competitors becomes more successful with respect to any key competitive factor, our financial condition, results of operations, cash flows and competitive position could be materially adversely affected.

Natural Gas Interests.

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

Lower natural gas prices may reduce the amount of natural gas that is economical to develop and produce and thus reduce our revenues and operating income.

We do not control development and production operations on the O & G Properties, which could impact our Natural Gas Interests.

As the owner of non-operating working interests and royalty interests, our ability to influence development of, and production from, the O & G Properties is severely limited. All decisions related to development and production on the O & G Properties will be made by the operators and may be influenced by factors beyond our control, including but not limited to natural gas prices, interest rates, budgetary considerations and general industry and economic conditions.

The occurrence of an operational risk or uncertainty that materially impacts the operations of the operators of the O & G Properties could have a material adverse effect on the amount that we receive in connection with our interests in production from our O & G Properties, which could have a material adverse effect on our financial condition, results of operations and cash flows.

Income is affected by development, production and other costs, some of which are outside of our control.

The income that comes from our working interests, and to a lesser extent, our royalty interests, is directly affected by increases in development, production and other costs. Some of these costs are outside our control, including costs of regulatory compliance and severance and other similar taxes. Other expenditures are dictated by business necessity, such as drilling additional wells to increase recovery rates.

Our natural gas reserves are depleting assets, and our ability to replace them is limited to additional wells being drilled on the O & G Properties.

Our revenues from our Natural Gas Interests depend in large part on the quantity of natural gas produced from the O & G Properties. Our producing natural gas wells over time will experience declines in production due to depletion of their natural gas reserves. Any increases in our reserves will primarily come from the operators drilling additional wells on the O & G Properties. The timing and number of additional wells to replace natural gas produced depends on the market prices of natural gas and on other factors beyond our control.

Drilling activities on the O & G Properties may not be productive, which could have an adverse effect on our financial condition, results of operations and cash flows.

Drilling involves a wide variety of risks, including the risk that no commercially productive natural gas reservoirs will be encountered. The cost of drilling, completing and operating wells is often uncertain, and drilling operations may be delayed or canceled as a result of a variety of factors, including:

•	Pressure or irregularities in formations;

•	Equipment failures or accidents;

•	Unexpected drilling conditions;

•	Shortages or delays in the delivery of equipment; and

•	Adverse weather conditions

Future drilling activities on the O & G Properties may not be successful. If these activities are unsuccessful, this failure could have an adverse effect on our financial condition, results of operations and cash flows.

A natural disaster, accident or catastrophe could damage pipelines, gathering systems and other facilities that service wells on the O & G Properties, which could substantially limit operations and adversely affect our financial condition, results of operations, and cash flows.

If gathering systems, pipelines or other facilities that serve our properties are damaged by any natural disaster, accident, catastrophe or other event, revenues from our Natural Gas Interests could be significantly interrupted. Any event that interrupts the development, production, gathering or transportation of our natural gas, or which causes us to share in significant expenditures not covered by insurance, could adversely impact gross profit from our natural gas interests. We do not carry business interruption insurance on our Natural Gas Interests.

The O & G Properties are geographically concentrated, which could cause net proceeds to be impacted by regional events.

The O & G Properties are all natural gas properties located exclusively in the Barnett Shale Formation. Because of this geographic concentration, any regional events, including natural disasters, that increase costs, reduce availability of equipment or supplies, reduce demand or limit production may impact our gross profit from our Natural Gas Interests more than if the properties were more geographically diversified.

The number of prospective natural gas purchasers and methods of delivery for our gas are also considerably less than would otherwise exist from a more geographically diverse group of interests.

Governmental policies, laws and regulations could have an adverse impact on our business.

Our business and the properties in which we hold natural gas interests are subject to federal, state and local laws and regulations relating to the oil and natural gas industry, as well as regulations relating to safety matters. These laws and regulations can have a significant impact on production and costs of production.

Environmental costs and liabilities and changing environmental regulation could adversely affect our financial condition and cash flows.

As with other companies engaged in the ownership, development and production of natural gas, we always expect to have some risk of exposure to environmental costs and liabilities. The costs associated with environmental compliance or remediation could reduce the profits we would receive from our interests. The O & G Properties are subject to extensive federal, state and local regulatory requirements relating to environmental affairs, health and safety and waste management. Governmental authorities have the power to enforce compliance with applicable regulations and permits, which could increase development and production costs on our O & G Properties and adversely affect their cash flows. Third parties may also have the right to pursue legal actions to enforce compliance. It is likely that expenditures in connection with environmental matters, as part of normal capital expenditure programs, will affect the net cash flows from the O & G Properties. Future environmental law developments, such as stricter laws, regulations or enforcement policies, could significantly increase the costs of production from the O & G Properties and reduce our cash flows.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

Not Applicable

ITEM 2.  PROPERTIES.

Reference is made to Item 1 of this Report for a description of the properties of the Company, and such description is hereby incorporated by reference in answer to this Item 2. As discussed in Note 3 of Notes to Consolidated Financial Statements, the Company’s plants and facilities and reserves are subject to encumbrances to secure the Company’s loans.

ITEM 3.  LEGAL PROCEEDINGS.

Information regarding legal proceedings is set forth in Note 8 of Notes to Consolidated Financial Statements and is hereby incorporated by reference in answer to this Item 3.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company did not submit any matters to a vote of security holders during the fourth quarter 2007.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s Common Stock is listed on the NASDAQ Global Market® under the symbol “USLM.” As of March 10, 2008, the Company had approximately 500 shareholders of record. The Company did not pay any dividends during 2006 or 2007 and does not plan on paying dividends in 2008.

As of March 10, 2008, the Company had 500,000 shares of $5.00 par value preferred stock authorized; however, none has been issued.

The low and high sales prices for the Company’s Common Stock for the periods indicated were:

	2007		2006
	Low	High	Low	High

First Quarter	$29.09	$33.00	$23.03	$27.99
Second Quarter	$30.78	$39.14	$25.24	$36.40
Third Quarter	$31.21	$39.21	$29.03	$36.00
Fourth Quarter	$28.75	$37.18	$29.25	$36.60

PERFORMANCE GRAPH

The graph below compares the cumulative five-year total shareholders’ return on the Company’s Common Stock with the cumulative total return on The NASDAQ Market Index and a peer group consisting of Eagle Materials, Inc., Monarch Cement, U.S. Concrete, Inc. and Martin Marietta Materials, Inc. The graph assumes that the value of the investment in the Company’s Common Stock and each index was $100 on January 1, 2003, and that all dividends have been reinvested.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
AMONG U.S. LIME & MINERALS, INC.,
NASDAQ MARKET INDEX AND PEER GROUP INDEX

ASSUMES $100 INVESTED ON JAN. 1, 2003
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDED DEC. 31, 2007

	2002	2003	2004	2005	2006	2007
U.S. LIME & MINERALS, INC.	100.00	184.98	311.05	725.41	826.26	831.74
PEER GROUP INDEX	100.00	156.91	203.48	290.26	359.69	401.56
NASDAQ MARKET INDEX	100.00	150.36	163.00	166.58	183.68	201.91

ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s 2001 Long-Term Incentive Plan and 1992 Stock Option Plan allow employees and directors to pay the exercise price for stock options and the tax liability for the lapse of restrictions on restricted stock by payment in cash and/or delivery of shares of the Company’s Common Stock. In the fourth quarter 2007, pursuant to these provisions, the Company received a total of 991 shares of its Common Stock for payment of the tax liability for the lapse of restrictions on restricted stock. The 991 shares were valued at $30.35 per share, the fair market value of one share of the Company’s Common Stock on the date they were tendered to the Company.

ITEM 6.	SELECTED FINANCIAL DATA.

	Years Ended December 31,
	2007	2006		2005	2004	2003
	(Dollars in thousands, except per share amounts)

Operating results
Lime and limestone revenues	$116,569	114,113		81,085	71,231	57,432
Natural gas revenues	$8,667	4,577		—	—	—

Total revenues	$125,236	118,690		81,085	71,231	57,432
Gross profit	$26,016	28,037		19,366	17,020	13,062
Operating profit	$18,372	21,024		13,844	11,980	8,574
Income before income taxes and cumulative effect of change in accounting principle	$14,339	18,140	(1)	9,772	7,713	4,804
Net income	$10,446	12,701	(1)	7,948	6,329	3,860
Net income per share of common stock:
Basic	$1.66	2.06		1.34	1.08	0.67
Diluted	$1.65	2.02		1.31	1.07	0.67

	As of December 31,
	2007	2006	2005		2004	2003

Total assets	$158,227	154,168	123,024	(2)	100,339	99,500
Long-term debt, excluding current installments	$54,037	59,641	51,667		41,390	47,886
Stockholders’ equity per outstanding common share	$12.94	11.67	9.66		8.25	7.22
Cash dividends per common share	$—	—	—		—	0.05
Employees	318	317	292		211	201

(1)	The cumulative effect of change in accounting principle in 2006 for certain stripping costs was $550, net of $190 income tax benefit.

(2)	Includes the assets of St. Clair acquired on December 28, 2005.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

FORWARD-LOOKING STATEMENTS.

Any statements contained in this Report that are not statements of historical fact are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements in this Report, including without limitation statements relating to the Company’s plans, strategies, objectives, expectations, intentions, and adequacy of resources, are identified by such words as “will,” “could,” “should,” “believe,” “expect,” “intend,” “plan,” “schedule,” “estimate,” “anticipate,” and “project.” The Company undertakes no obligation to publicly update or revise any forward-looking statements. The Company cautions that forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from expectations, including without limitation the following: (i) the Company’s plans, strategies, objectives, expectations, and intentions are subject to change at any time in the Company’s discretion; (ii) the Company’s plans and results of operations will be affected by its ability to manage its growth; (iii) the Company’s ability to meet short-term and long-term liquidity demands, including servicing the Company’s debt; (iv) inclement weather conditions; (v) increased fuel, electricity and transportation costs; (vi) unanticipated delays or cost overruns in completing construction projects; (vii) the Company’s ability to successfully integrate acquired operations; (viii) inadequate demand and/or prices for the Company’s lime and limestone products, including the additional lime production from the Company’s third kiln in Arkansas; (ix) the uncertainties of development, production and prices with respect to the Company’s Natural Gas Interests; (x) on-going and possible new environmental and other regulatory costs, taxes, and limitations on operations; and (xi) other risks and uncertainties set forth in this Report or indicated from time to time in the Company’s filings with the SEC.

OVERVIEW.

General.

We have two business segments: Lime and Limestone Operations and Natural Gas Interests. Our Lime and Limestone Operations represent our principal business. Our National Gas Interests consist of royalty and working interests under the O & G Lease and the Drillsite Agreement with two separate operators related to our Johnson County, Texas property, located in the Barnett Shale Formation, on which Texas Lime conducts its lime and limestone operations. We reported our first revenues and gross profit from our Natural Gas Interests in the first quarter 2006.

Management’s principal operational focus is on managing our Lime and Limestone Operations. We have little control over the two operators that explore, drill, and produce natural gas on our Johnson County property. Our principal management decisions related to our Natural Gas Interests involve whether to participate as a working interest owner by contributing our proportional costs for drilling proposed wells under the O & G Lease (20% working interest at approximately $400 to $500 thousand cost per well to date) and the Drillsite Agreement (12.5% working interest at approximately $300 thousand cost per well to date). While we intend to continue to participate in future natural gas wells drilled on our O & G Properties, we are not in the business of exploring for natural gas, and have no personnel expert in that field.

We do not allocate our corporate overhead or interest costs to either of our segments.

Lime and Limestone Operations.

In our Lime and Limestone Operations, we produce and sell pulverized limestone, quicklime, hydrated lime and lime slurry. The principal factors affecting our success are the level of demand and prices for our products and whether we are able to maintain sufficient production levels and product quality while controlling costs.

Inclement weather conditions generally reduce the demand for lime and limestone products supplied to construction-related customers that account for a significant amount of our revenues, as in the case of excessive rainfall in Texas and Oklahoma during 2007. Inclement weather also interferes with our open-pit mining operations and can disrupt our plant production, as in the case of winter ice storms in Texas in recent years.

Demand for our products in our market areas is also affected by general economic conditions, the pace of home construction and the demand for steel, as well as the level of governmental and private funding for highway construction. In recent years, the demand and prices for lime and limestone products have been relatively strong, although during the second half 2006 and all of 2007, demand for our pulverized limestone (“PLS”) declined significantly, primarily due to reduced roof shingle demand in our markets. Weakness in the housing construction markets, a slow-down in steel industry production and near record rainfalls in both Texas and Oklahoma in the second quarter of 2007 also reduced demand for our lime and limestone products during 2007.

In August 2005, President Bush signed the Safe, Accountable, Flexible, and Equitable Transportation Equity Act (“SAFETEA”), which reauthorizes the federal highway, public transportation, highway safety, and motor carrier safety programs for fiscal years 2005 through 2009. SAFETEA provides nearly a 40% increase in funding over the Transportation Equity Act for the 21st Century. In addition, we have seen an increase in the construction of tollroads in Texas. As a result, we believe that there will be a continuing strong level of demand for lime and limestone products used in highway construction for the next several years.

Our modernization and expansion projects in Texas and Arkansas, including the construction of a third kiln at our Arkansas facilities that was completed in December 2006, our acquisitions of U.S. Lime Company — St. Clair, our Delta, Colorado facilities and our Texas slurry operations have positioned us to meet the increasing demand for high-quality lime and limestone products in our markets, with our lime output capacity more than doubling since 2003. In addition, our distribution terminal in Shreveport, Louisiana expanded our market area for this additional output. Our modernization and expansion projects have also equipped us with up-to-date, fuel-efficient plant facilities, which should result in lower production costs and greater operating efficiencies, thus enhancing our competitive position. In order for our plants to operate at peak efficiency, we must meet operational challenges that arise from time to time, including bringing new facilities on line and refurbishing and/or improving newly acquired facilities, such as St. Clair, as well as operating existing facilities efficiently. We also incur significant costs to remain in compliance with rapidly changing Environmental Laws.

Our primary variable cost is energy. Energy costs increased during 2007 with prices for coal and coke delivered to the Company’s plants increasing significantly compared to 2006. Natural gas prices remain high, and fuel, electricity, freight and transportation costs have also increased significantly. In addition, our freight costs to deliver our products are high relative to the value of our products and have increased significantly in recent years. We have been able to mitigate to some degree the adverse impact of these cost increases by varying the mixes of fuel used in our kilns, and by passing on some of our increased energy costs to our customers through higher prices and/or surcharges on certain products. We have not, to date, engaged in any significant hedging activity in an effort to control our energy costs. We have, however, entered into forward purchase contracts for a portion of our natural gas requirements for the winter months in order to provide greater predictability to this cost component, and we may do so again in the future.

We financed our modernization and expansion projects and acquisitions through a combination of debt financing, including the issuance in August 2003 of $14.0 million of unsecured subordinate notes, which have been fully repaid, and from cash flows from operations. We financed our $14.0 million acquisition cost for the St. Clair acquisition primarily from a new long-term loan. Given our increased level of debt, we must generate sufficient cash flows to cover ongoing capital and debt service needs. All of our long-term debt becomes due in 2015.

As a result of our modernization and expansion projects and acquisitions, our yearly depreciation, depletion and amortization expense included in cost of revenues increased from $6.1 million in 2003 to $12.5 million in 2007, while our gross profit increased from $13.1 million to $26.0 million over the same period. At the same time, however, even though the amount of our borrowings has increased since 2003, our interest expense, which was at $4.6 million in 2003, has declined to $4.3 million in 2007. This is due to refinancing our bank debt in 2004 and 2005 and an amendment in 2007 to our credit facilities, which reduced our interest rate to approximately 6.52% for 2007 from approximately 9.25% prior to the refinancing. Interest expense in 2007 was higher compared to 2006 due to our increased average debt levels during 2007 and the approximately $940 thousand of interest that was capitalized in 2006 as part of the Arkansas third kiln project, compared to $130 thousand capitalized in 2007. Absent a significant acquisition opportunity arising, the Company anticipates that it will be able to fund its capital requirements and paydown its debt further, thus reducing interest expense, in 2008.

In order for us to increase our profitability in our Lime and Limestone Operations in the face of our increased fixed and variable costs, we must improve our revenues and cash flows and continue to control our operational and selling, general and administrative expenses. We also continue to explore ways to expand our operations and production capacity through additional capital projects and acquisitions.

We believe that the enhanced production capacity resulting from our modernization and expansion efforts at the Texas and Arkansas plants, including the third kiln at Arkansas, our acquisitions, and the operational strategies that we have implemented have allowed us to increase production, improve product quality, better serve existing customers, attract new customers and control our costs. There can be no assurance, however, that demand and prices for our lime and limestone products will be sufficient to fully utilize our additional production capacity and cover our additional depreciation and other fixed costs, that our production will not be adversely affected by weather-related or other operational problems, that we can successfully invest in improvements to our existing facilities, that our results will not be adversely affected by continued increases in fuel, electricity, freight and transportation costs or new environmental requirements, or that our production capacity, revenues, net income and cash flows will continue to be strong.

Natural Gas Interests.

In 2004, we entered into the O & G Lease with respect to oil and gas rights on our Cleburne, Texas property, located in the Barnett Shale Formation. Pursuant to the Lease, we received lease bonus payments totaling $1.3 million and retained a 20% royalty interest in oil and gas produced from any successful wells drilled on the leased property and an option to participate in any well drilled on the leased property as a 20% working interest owner, resulting in a 36% interest in revenues with respect to those wells in which we elect to participate as a working interest owner. In November 2006, we also entered into a Drillsite Agreement with XTO that has an oil and gas lease covering approximately 538 acres of land contiguous to our Johnson County, Texas property. Pursuant to this Agreement, we have a 3% royalty interest and an optional 12.5% working interest, resulting in a 12% interest in revenues in any wells drilled from two padsites located on our property.

During 2007, our capital expenditures totaled approximately $4.4 million for ten wells completed or being drilled under the O & G Lease and four wells completed or being drilled under the Drillsite Agreement. Our gross profit from 16 producing wells at December 31, 2007 totaled approximately $6.1 million in 2007. We currently intend to participate in additional wells expected to be drilled under both agreements in 2008 and thereafter but cannot predict the number that will be drilled or their results.

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

Accounts receivable.  We are required to estimate the collectability of our trade receivables. A considerable amount of judgment is required in assessing the ultimate realization of these receivables and determining our allowance for doubtful accounts. Uncollected trade receivables are charged-off when identified by management to be unrecoverable. The majority of our trade receivables are unsecured. Payment terms for our trade receivables are based on underlying purchase orders, contracts or purchase agreements. Credit losses relating to these receivables consistently have been within management expectations and historical trends.

Revenue recognition.  We recognize revenue for our Lime and Limestone Operations in accordance with the terms of purchase orders, contracts or purchase agreements, which are upon shipment, and when payment is considered probable. Revenues include external freight billed to customers with related costs included in cost of revenues. Sales taxes billed to customers are not included in revenues. For our Natural Gas Interests, we recognize revenue in the month of production and delivery.

Stripping costs in the mining industry.  We expense stripping costs incurred after a quarry begins production as costs of production. Stripping costs incurred prior to the time production begins from a quarry are capitalized and amortized over the life of the quarry utilizing the units-of-production method.

Successful-efforts method for Natural Gas Interests.  We use the successful-efforts method to account for development expenditures related to our O & G Properties. Under this method, drilling and completion costs of development wells are capitalized and depleted using the units-of-production method. Costs to drill exploratory wells, if any, that do not find proved reserves are expensed.

Natural gas reserve estimates.  Proved reserves are estimated quantities of crude oil, natural gas and natural gas liquids that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. Additional oil and gas expected to be obtained through the application of fluid injection or other improved recovery techniques for supplementing the natural forces and mechanisms of primary recovery are included as “proved developed reserves” only after testing by a pilot project or after the operation of an installed program has confirmed through production response that increased recovery will be achieved. Proved undeveloped reserves are reserves that are expected to be recovered from new wells on undeveloped acreage or from existing wells where a relatively major expenditure is required for recompletion. Proved undeveloped reserves on undrilled acreage is limited (i) to those drilling units offsetting productive units that are reasonably certain of production when drilled and (ii) to other undeveloped units where it can be demonstrated with certainty that there is continuity of production from the existing productive formation. We emphasize that the volume of reserves are estimates that, by their nature, are subject to revision. The estimates are made using geological and reservoir data, as well as production performance data. These estimates will be reviewed annually and revised, either upward or downward, as warranted by additional performance data. If the estimates of proved reserves were to decline, the rate at which we record depletion expense would increase.

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

Contingencies.  We are party to proceedings, lawsuits and claims arising in the normal course of business relating to regulatory, labor, product and other matters. We are required to estimate the likelihood of any adverse judgments or outcomes with respect to these matters, as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies is made after careful analysis of each individual issue, including coverage under our insurance policies. This determination may change in the future because of new developments.

Derivatives.  We record the fair value of our interest rate hedge on our balance sheet and include any changes in fair value in other comprehensive income (loss).

Stock-based compensation.  As required by Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS 123(R)”), “Share-Based Payments,” we expense all share-based payments to employees and directors, including grants of options and restricted stock, in our Consolidated Statements of Income based on their fair values. We adopted the provisions of SFAS No. 123(R) on January 1, 2006 using the modified prospective method in which compensation cost is recognized beginning with the effective date based on the requirements of SFAS 123(R) for all share-based awards granted after the adoption date and based on the requirements of SFAS 123, “Accounting for Stock-Based Compensation,” for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the adoption date. Had we adopted SFAS 123(R) in 2005, the impact would have approximated the impact of SFAS 123 as described in the pro forma net income and earnings per share disclosures in Note 1(o) of Notes to Consolidated Financial Statements.

Income taxes.  In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation 48, “Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48, which clarifies SFAS 109, “Accounting for Income Taxes,” establishes the criterion that an individual tax position has to meet for some or all of the benefits of that position to be recognized in the Company’s financial statements. On initial application, FIN 48 is applicable to all tax positions for which the statute of limitations remains open. Only tax positions that meet the more-likely-than-not recognition threshold are recognized. FIN 48 is effective for fiscal years beginning after December 15, 2006, and was adopted by the Company on January 1, 2007. The adoption of FIN 48 did not have any effect on the Company’s financial statements or its ability to comply with its current debt covenants, and there was no cumulative effect of applying FIN 48.

RESULTS OF OPERATIONS.

The following table sets forth certain financial information expressed as a percentage of revenues for the periods indicated:

	Year Ended December 31,
	2007	2006	2005

Revenues	100.0%	100.0%	100.0%
Cost of revenues
Labor and other operating expenses	(69.2)	(68.2)	(66.4)
Depreciation, depletion and amortization	(10.0)	(8.2)	(9.7)

Gross profit	20.8	23.6	23.9
Selling, general and administrative expenses	(6.1)	(5.9)	(6.9)

Operating profit	14.7	17.7	17.0
Other (expense) income:
Interest expense	(3.4)	(2.6)	(5.1)
Other, net	0.2	0.2	0.1
Income tax expense	(3.1)	(4.1)	(2.2)

Net income before cumulative effect of change in accounting principle	8.4	11.2	9.8
Cumulative effect of change in accounting principle, net of income tax benefit	—	(0.5)	—

Net income	8.4%	10.7%	9.8%

2007 vs. 2006

Revenues for 2007 increased to $125.2 million from $118.7 million in 2006, an increase of $6.5 million, or 5.5%. Revenues from our Lime and Limestone Operations in 2007 increased $2.5 million, or 2.2%, to $116.6 million in 2007 from $114.1 million in 2006. Revenues from our Natural Gas Interests in 2007 increased $4.1 million, or 89.4%, to $8.7 million from $4.6 million in 2006.

The increase in revenues from our Lime and Limestone Operations was primarily due to average price increases for products of approximately 6.1% in 2007, compared to 2006, and increased lime slurry sales resulting from the Company’s June 2006 acquisition of the assets of a lime slurry operation in the Dallas-Ft. Worth metroplex. These increases were partially offset by lower PLS sales volumes due to the continuing reduced demand for roof shingles, which began in fourth quarter 2006, a slow-down in steel industry production, continuing weakness in the housing construction markets and reduced construction demand for our lime products resulting from near record rainfalls in both Texas and Oklahoma during the second quarter 2007.

Our gross profit decreased to $26.0 million for 2007, from $28.0 million for 2006, a decrease of $2.0 million, or 7.2%. Gross profit from our Lime and Limestone Operations for 2007 was $20.0 million, compared to $24.5 million in 2006, a decrease of $4.5 million, or 18.4%. Gross profit for 2007 was lower primarily due to reduced PLS sales in 2007 compared to 2006 and increased energy costs, as well as additional deprecation, primarily for the third kiln project in Arkansas, which was completed in the first quarter 2007.

Gross profit for 2007 also included $6.0 million from our Natural Gas Interests, compared to $3.5 million in 2006, an increase of $2.5 million, or 71.4%. Production volumes for 2007 from our Natural Gas Interests totaled approximately 1.1 BCF, sold at an average price per MCF of approximately $8.16, compared to 2006 when approximately 0.6 BCF was produced and sold at an average price of approximately $7.61 per MCF.

Selling, general and administrative expenses (“SG&A”) increased to $7.6 million in 2007 from $7.0 million in 2006, an increase of $631 thousand, or 9.0%. As a percentage of revenues, SG&A increased to 6.1% in 2007 from 5.9% in 2006. The increases in SG&A in 2007 were primarily attributable to increased employee compensation and benefits, professional fees, travel costs and office rent, and the recognition of $213 thousand more of stock-based compensation in SG&A in 2007 compared to 2006.

Interest expense in 2007 increased to $4.3 million from $3.1 million in 2006, an increase of $1.2 million, or 38.0%. The increase in interest expense for 2007 compared to 2006 primarily resulted from the capitalization of approximately $940 thousand of interest in 2006 as part of the construction of the Arkansas third kiln project, compared to $130 thousand of interest capitalized in 2007, and increased average outstanding debt in the first three quarters 2007. These increases were partially offset by reduced interest rates, resulting from the amendment of our credit facilities as of March 31, 2007.

Income tax expense decreased to $3.9 million in 2007 from $4.9 million in 2006, a decrease of $996 thousand, or 20.4%. The decrease in income tax expense in 2007 compared to 2006 was primarily due to the decrease in income before taxes. The decrease in the effective tax rate from 28.4% in 2006 to 27.1% in 2007 was due to the income tax benefit of the cumulative effect of change in accounting principle in 2006.

Net income decreased to $10.4 million ($1.65 per share diluted) in 2007, compared to $12.7 million ($2.02 per share diluted) for 2006, a decrease of $2.3 million, or 17.8%. Net income for 2006 included a reduction of $550 thousand ($0.09 per share diluted), for the cumulative effect of a change in accounting principle, reflecting the write off of deferred stripping costs ($740 thousand, less $190 thousand income tax benefit).

2006 vs. 2005

Revenues for 2006 increased to $118.7 million from $81.1 million in 2005, an increase of $37.6 million, or 46.4%. Revenues from our Lime and Limestone Operations increased $33.0 million, or 40.7%, to $114.1 million in 2006 from $81.1 million in 2005, including $17.0 million of revenues from our St. Clair operations acquired at the end of 2005. Revenues from our Natural Gas Interests totaled $4.6 million in 2006. No revenues were reported from our Natural Gas Interests in 2005.

Our gross profit increased to $28.0 million for 2006, from $19.4 million for 2005, an increase of $8.7 million, or 44.8%. Gross profit for 2006 for our Lime and Limestone Operations was $24.5 million, including $1.6 million from the St. Clair operations. In 2006, we had a gross profit of $3.5 million from our Natural Gas Interests. No profit was reported from our Natural Gas Interests in 2005. Production volumes for our 36% revenue interests in natural gas wells under the O & G Lease in 2006 totaled approximately 0.6 BCF, and we received average prices per MCF of approximately $7.61.

The increases in revenues and gross profit from our Lime and Limestone Operations were primarily due to average price increases for products of approximately 7.1% in 2006, compared to 2005, and increased sales volumes from our Arkansas and Texas plants, as well as the revenues and gross profit from the St. Clair operations. These increases were partially offset by significantly reduced PLS sales volumes in the second half 2006 due to reduced roof shingle demand, increased fuel, electricity and transportation costs and $9.4 million increase in depreciation and amortization, primarily resulting from our acquisitions and expanded business operations in our Lime and Limestone Operations.

SG&A increased to $7.0 million in 2006 from $5.5 million in 2005, an increase of $1.5 million, or 27.0%. As a percentage of revenues, SG&A declined to 5.9% in 2006 from 6.9% in 2005. The increases in SG&A in 2006 were primarily attributable to the Company’s additional operations (approximately $1.0 million) and the recognition of stock-based compensation in SG&A ($294 thousand).

Interest expense in 2006 decreased to $3.1 million from $4.2 million in 2005, a decrease of $1.1 million, or 25.6%. The decrease in interest expense for 2006 compared to 2005 primarily resulted from the elimination of the Company’s warrant share put liability effective August 31, 2005 (which accounted for $798 thousand of interest expense in 2005), and the prepayment of the $7.0 million then-remaining principal balance of our subordinated notes (the “Sub Notes”) in August 2005, resulting in a $280 thousand prepayment penalty and the expensing of approximately $164 thousand of unamortized prepaid financing costs, and $92 thousand of unaccreted debt discount in 2005. These were partially offset by interest on the additional borrowings under our credit facilities, primarily for the St. Clair acquisition and to fund construction of the third kiln project at Arkansas. Approximately

$940 thousand of interest was capitalized in 2006 as part of the construction of the third kiln project, compared to approximately $9 thousand in 2005.

Income tax expense increased to $4.9 million in 2006 from $1.8 million in 2005, an increase of $3.1 million, or 168.0%. The increases in income tax expense in 2006 compared to 2005 was primarily due to the increased income before taxes and the fact that our 2005 income tax expense was reduced for the recognition of previously reserved deferred tax assets, principally alternative minimum tax credits. The increase in the effective tax rate to 28.4% in 2006 from 18.7% in 2005 was due to the recognition of $1.0 million of previously reserved deferred tax assets in 2005 compared to $97 thousand in 2006.

Income before cumulative effect of change in accounting principle increased to $13.3 million ($2.11 per share diluted) in 2006, compared to $7.9 million ($1.31 per share diluted) for 2005, an increase of $5.3 million, or 66.7%. As a result of the required adoption of an accounting change for deferred stripping costs, we expensed $740 thousand of capitalized deferred stripping costs in the first quarter 2006, net of $190 thousand income tax benefit, resulting in $550 thousand ($0.09 per share diluted) cumulative effect of change in accounting principle. Net income after the cumulative effect of change in accounting principle was $12.7 million ($2.02 per share diluted) for 2006, compared to net income of $7.9 million ($1.31 per share diluted) for 2005, an increase of $4.8 million, or 59.8%.

FINANCIAL CONDITION.

Capital Requirements.  We require capital primarily for seasonal working capital needs, normal recurring capital and re-equipping projects, modernization and expansion projects and acquisitions. Our capital needs are met principally from cash flows from operations, our $30 million revolving credit facility and our long-term debt.

Liquidity and Capital Resources.  Net cash provided by operations was $24.5 million in 2007, compared to $25.9 million in 2006, a decrease of $1.4 million, or 5.4%. Our cash provided by operating activities is composed of net income, depreciation, depletion and amortization (“DD&A”), other non-cash items included in net income and changes in working capital. In 2007, cash provided by operating activities was principally composed of $10.4 million net income, $12.9 million DD&A, $1.8 million deferred income tax expense and $595 thousand of stock-based compensation, partially offset by changes in working capital. The decrease in 2007 compared to 2006 was primarily the result of the $2.3 million decrease in net income and the $2.3 million increase in accounts payable and accrued expenses in 2006, compared to only $865 thousand in 2007, partially offset by a $2.7 million increase in DD&A in 2007 compared to 2006. The most significant changes in working capital items during 2007 were a $1.3 million net increase in inventories and a $865 thousand net increase in accounts payable and accrued expenses. The largest changes in working capital items in 2006 were $1.6 million net increase in trade receivables, a $2.3 million net increase in accounts payable and accrued expenses and $871 thousand net increase in inventories, all primarily resulting from the Company’s expanded operations, including its Natural Gas Interests, and a $704 thousand decrease in prepaid expenses and other current assets, primarily resulting from the receipt of $821 thousand working capital adjustment on the St. Clair purchase price.

Banking Facilities and Debt.  On October 19, 2005, we entered into an amendment to our credit agreement (the “2005 Amendment”) with a bank (the “Lender”) primarily to increase the loan commitments and extend the maturity dates. As a result of the 2005 Amendment, our credit agreement now includes a ten-year $40.0 million term loan (the “New Term Loan”), a ten-year $20.0 million multiple draw term loan (the “Draw Term Loan”) and a five-year $30.0 million revolving credit facility (the “New Revolving Facility”) (collectively, the “New Credit Facilities”). The proceeds from the New Term Loan were used primarily to repay the outstanding balances on the term loan and revolving credit facility under our credit agreement prior to the 2005 Amendment. In December 2005, we drew down $15.0 million on the Draw Term Loan primarily to acquire St. Clair. We drew down the remaining $5.0 million in the second quarter 2006, which was primarily used to pay construction costs of the third kiln project at our Arkansas plant. We had $252 thousand of letters of credit issued and $7.4 million outstanding on the New Revolving Facility at December 31, 2007.

The New Term Loan requires quarterly principal payments of $833 thousand, which began on March 31, 2006, equating to a 12-year amortization, with a final principal payment of $7.4 million due on December 31, 2015. The Draw Term Loan requires quarterly principal payments of $417 thousand, based on a 12-year amortization, with a final principal payment on December 31, 2015 equal to any remaining principal then-outstanding. The New Revolving Facility was scheduled to mature on October 20, 2010. The maturity of the New Term Loan, the Draw Term Loan and the New Revolving Facility can be accelerated if any event of default, as defined under the New Credit Facilities, occurs.

As of March 31, 2007, we entered into a further amendment (the “2007 Amendment”), primarily to reduce the interest rate margin under the New Credit Facilities and to extend the maturity date of the New Revolving Facility. The Credit Facilities now bear interest, at our option, at either LIBOR plus a margin of 1.125% (previously 1.25%) to 2.125% (previously 2.50%), or the Lender’s Prime Rate plus a margin of minus 0.625% (previously minus 0.50%) to plus 0.375% (previously plus 0.50%). The margins are determined quarterly in accordance with a pricing grid based upon the ratio of our total funded senior indebtedness to earnings before interest, taxes, depreciation, depletion and amortization (“EBITDA”) for the 12 months ended on the last day of the most recent calendar quarter. The pricing grid was also revised in our favor by the 2007 Amendment. As of April 2, 2007, the LIBOR margin was reduced to 1.375% (previously 1.75%), and the Lender’s Prime Rate margin was reduced to minus 0.375% (previously 0.0%). The 2007 Amendment also extended the maturity date of the Revolving Facility to April 2, 2012.

Through a hedge, we fixed LIBOR at 4.695% on the $40.0 million New Term Loan for the period December 30, 2005 through its maturity date, resulting in an interest rate of 6.07% based on the current LIBOR margin of 1.375%. Effective December 30, 2005, we also entered into a hedge that fixes LIBOR at 4.875% on the $15.0 million then-outstanding on the Draw Term Loan through its maturity date, resulting in an interest rate of 6.25% based on the current LIBOR margin of 1.375%. Effective June 30, 2006, we entered into a third hedge that fixes LIBOR at 5.50% on the remaining $5.0 million of the Draw Term Loan through its maturity date, resulting in an interest rate of 6.875% based on the current LIBOR margin of 1.375%. We designated all of the hedges as cash flow hedges, and as such, changes in their fair market value will be included in other comprehensive income (loss). We will be exposed to credit losses in the event of non-performance by the counterparty to the hedges. The hedges have been effective. The Company marked its interest rate hedges to market at December 31, 2007, resulting in a liability of $1.3 million due to interest rate declines.

On August 25, 2004, we had entered into a credit agreement with the Lender that, prior to the 2005 Amendment, included a five-year $30.0 million term loan (the “Term Loan”) and a three-year $30.0 million revolving credit facility (the “Revolving Credit Facility”) (collectively, the “Credit Facilities”). Pursuant to a security agreement, also dated August 25, 2004 (the “Security Agreement”), the Credit Facilities were, and the New Credit Facilities are, secured by our existing and hereafter acquired tangible assets, intangible assets and real property.

The Credit Facilities bore interest at rates determined under the same provisions as described above for the New Credit Facilities. In conjunction with the Credit Facilities, we entered into a hedge to fix LIBOR for the Term Loan at 3.87% on $25.0 million for the period September 1, 2004 through the maturity date, and on the remaining principal balance of approximately $4.7 million for the period December 31, 2004 through the maturity date, resulting in an interest rate of 5.62% for the Term Loan based on the then-existing margin of 1.75%. The hedges were designated as cash flow hedges, and as such, changes in their fair market value were included in other comprehensive income (loss).

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

On August 5, 2003, the Company had sold $14.0 million of Sub Notes in a private placement to three accredited investors, one of which is an affiliate of Inberdon Enterprises Ltd. (“Inberdon”), our majority shareholder, and another of which is an affiliate of Robert S. Beall, who owns approximately 11% of the Company’s outstanding shares. In August 2005, the final $7.0 million principal outstanding amount of Sub Notes was repaid along with a $280 thousand prepayment penalty.

The private placement also included six-year detachable warrants, providing the Sub Note investors the right to purchase an aggregate of 162 thousand shares of our common stock at 110% of the average closing price of one share of common stock for the trailing 30 trading days prior to closing, or $3.84. The fair value of the warrants was recorded as a reduction of the carrying value of the Sub Notes and was accreted over the term of the Sub Notes, resulting in an effective annual interest rate of 14.44%. After August 5, 2008, or upon an earlier change in control, the investors could have required us to repurchase any or all shares acquired through exercise of the warrants (the “Warrant Shares”). The repurchase price for each Warrant Share was equal to the average closing price of one share of our common stock for the 30 trading days preceding the date the Warrant Shares were put back to us. The investors are also entitled to certain registration rights for the resale of their Warrant Shares.

Effective August 31, 2005, the holders of the warrants agreed to waive their Warrant Share put rights. Warrant Share put liability was $1.4 million as of August 31, 2005, which was eliminated by the waivers. Pursuant to accounting requirements, we increased stockholders’ equity by the $1.4 million, which represented non-cash charges to interest expense previously expensed, including a $798 thousand charge to interest expense in the first eight months 2005. As a result of this waiver, we no longer have any liability to repurchase any Warrant Shares and will have no further charges or credits to interest expense for fluctuations in the price of our common stock related to the Warrant Shares. All of the warrants were exercised in 2005 and 2006.

During 2007, we paid down approximately $5.6 million, or 8.7%, of the $64.6 million in total principal amount of debt outstanding as of December 31, 2006, resulting in $59.0 million of total principal amount of debt outstanding as of December 31, 2007.

Capital Expenditures.  Our most recent major expansion project was the construction of the third kiln project at the Company’s Arkansas facilities that commenced in October 2005. The kiln began production in December 2006, with construction of certain ancillary structures completed in the first quarter 2007. The third kiln has increased quicklime production capacity at the Arkansas facilities by approximately 50%. The project included crushing and stone handling enhancements and additional finished goods silos and load outs. The cost of the entire project totaled approximately $30.7 million, excluding capitalized interest. We also acquired U.S. Lime Company — St. Clair in 2005 for approximately $13.5 million to further expand our Lime and Limestone Operations.

We invested $18.2 million in capital expenditures in 2007, compared to $37.4 million in capital expenditures in 2006. Included in the capital expenditures during 2007 was approximately $5.5 million for the third kiln project at Arkansas and approximately $4.4 million for drilling and completion costs for the Company’s working interest in natural gas wells.

Capital expenditures in 2006 included approximately $25.7 million for the third kiln project at Arkansas and approximately $3.1 million for drilling and completion costs for the Company’s working interests in natural gas wells. Capital expenditures in 2006 also included $1.9 million for acquisitions of other businesses, primarily for the acquisition of the assets of a lime slurry operation in the Dallas-Ft. Worth Metroplex.

We expect to spend approximately $6.0 million per year over the next several years in our Lime and Limestone Operations for normal recurring capital, environmental compliance and re-equipping projects at our plants and facilities to maintain or improve efficiency, ensure compliance with Environmental Laws and reduce costs. As of December 31, 2007, we had contractual commitments of approximately $2.5 million for the quarry development at our Arkansas facilities and plan to install a highway bridge in Arkansas at an estimated cost of approximately $1.5 during 2008. We also expect to continue to participate as a working interest owner in future natural gas wells to be drilled on our Johnson County, Texas property, but we are unable to predict the number or results of wells to be drilled.

Contractual Obligations.  The following table sets forth our contractual obligations as of December 31, 2007 (in thousands):

	Payments Due by Period
					More than
Contractual Obligations	Total	1 Year	2-3 Years	4-5 Years	5 Years

Long-term debt, including current installments	$59,037	5,000	10,000	17,370	26,667
Operating leases(1)	$7,496	2,131	3,372	1,147	846
Limestone mineral leases	$1,046	73	106	106	761
Purchase obligations(2)	$3,111	3,111	—	—	—
Other liabilities(3)	$1,139	137	505	202	295

Total	$71,829	10,452	13,983	18,825	28,569

(1)	Represents operating leases for mobile equipment, railcars and corporate office space that are either noncancelable or subject to substantial penalty upon cancellation.

(2)	Approximately $2.5 million of these obligations are for the development of a quarry at our Arkansas facilities.

(3)	Does not include $134 thousand unfunded projected benefit obligation for a defined benefit pension plan. Future required contributions, if any, are subject to actuarial assumptions and future earnings on plan assets. See Note 6 of Notes to Consolidated Financial Statements.

Liquidity.  At December 31, 2007, we had drawn $7.4 million on our $30 million New Revolving Credit Facility. We believe that cash on hand, funds generated from operations and remaining amounts available under the New Revolving Credit Facility will be sufficient to meet our operating needs, ongoing capital needs and debt service for 2008. Additionally, with our increase in cash flows from our Lime and Limestone Operations following the completion of our modernization and expansion projects, including the third kiln at Arkansas, recent acquisitions, cash flow from our Natural Gas Interests and remaining funds available from our $30.0 million New Revolving Credit Facility, we believe we will have sufficient capital resources to meet our liquidity needs for the near future.

Off-Balance Sheet Arrangements.  We do not utilize off-balance sheet financing arrangements; however, we lease some of our equipment used in our operations under non-cancelable operating lease agreements and have various limestone mineral leases. As of December 31, 2007, the total future lease payments under our various operating and mineral leases totaled $7.5 million, and $1.0 respectively, and are due in payments as summarized in the table above.

NEW ACCOUNTING PRONOUNCEMENTS.

Fair Value Accounting.  In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 creates a single definition of fair value, along with a conceptual framework to measure fair value. SFAS 157 defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” SFAS 157 will require the Company to apply valuation techniques that (1) place greater reliance on observable inputs and less reliance on unobservable inputs and (2) are consistent with the market approach, the income approach, and/or the cost approach. SFAS 157 will also require the Company to include enhanced disclosures of fair value measurements in its financial statements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods that fall within those fiscal years. SFAS 157 was adopted by the Company on January 1, 2008 and will have no effect on the Company’s financial statements.

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

SFAS 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted. SFAS 159 was adopted by the Company on January 1, 2008 and will have no effect on the Company’s financial statements.

Defined Benefit Pension Accounting.  In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans: an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). SFAS 158 requires the Company to recognize the funded status of its defined benefit postretirement plan in the Company’s statement of financial position. SFAS 158 does not change the accounting for the Company’s defined contribution plan. Effective for fiscal years ending after December 15, 2008, SFAS 158 also removes the existing option to use a plan measurement date that is up to 90 days prior to the date of the statement of financial position. SFAS No. 158 should not have a material effect on the Company’s accounting for its defined pension plan.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

COMMODITY PRICE RISK.

We are exposed to commodity price risk related to the price volatility of natural gas utilized at our plants. From time to time, we enter into forward purchase contracts for the delivery of a portion of our natural gas requirements. At December 31, 2007, we had committed to purchase 10,000 MMBTU per month for January 2008 at a price of $6.48 per MMBTU. As of December 31, 2007, the market price for deliveries in January 2008 was approximately $7.17. We recorded a mark-to-market adjustment resulting in a decrease of $7 thousand in labor and other operating expenses at December 31, 2007.

INTEREST RATE RISK.

We are exposed to changes in interest rates, primarily as a result of floating interest rates on our New Term Loan, Draw Term Loan and New Revolving Credit Facility. At December 31, 2007, we had $59.0 million of indebtedness outstanding under floating rate debt. We have entered into interest rate swap agreements to swap floating rates for fixed rates at 4.695%, plus the applicable LIBOR margin, through maturity on the New Term Loan balance of $33.3 million, and 4.875% and 5.50% on $13.7 million and $4.6 million, respectively, plus the applicable LIBOR margin, through maturity on the $20.0 million Draw Term Loan balance. Our $7.4 million borrowings, at December 31, 2007, under the New Revolving Credit Facility are subject to interest rate risk. Assuming no additional borrowings or repayments on the New Revolving Credit Facility, a 100 basis point increase in interest rates would result in an increase in interest expense and a decrease in income before taxes of approximately $74 thousand per year. This amount has been estimated by calculating the impact of such hypothetical interest rate increase on our non-hedged, floating rate debt of $7.4 million outstanding under the New Revolving Credit Facility at December 31, 2007 and assuming it remains outstanding over the next twelve months. Additional borrowings under the New Revolving Credit Facility would increase this estimate. See Note 3 of Notes to Consolidated Financial Statements.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
United States Lime & Minerals, Inc.

We have audited the accompanying consolidated balance sheets of United States Lime & Minerals, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United States Lime & Minerals, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1(l) to the consolidated financial statements, the Company adopted Emerging Issues Task Force Issue 04-6, “Accounting for Stripping Costs Incurred During Production in the Mining Industry,” as of January 1, 2006. As discussed in Notes 1(o) and 7 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123R, “Share-Based Payment,” on a modified prospective basis as of January 1, 2006.

/s/ GRANT THORNTON LLP

Dallas, Texas
March 10, 2008

United States Lime & Minerals, Inc.

Consolidated Balance Sheets

	December 31,
	2007	2006
	(Dollars in thousands, except per share data)

ASSETS
Current assets:
Cash and cash equivalents	$1,079	$285
Trade receivables, net	13,210	13,002
Inventories	9,887	8,576
Prepaid expenses and other assets	1,155	913

Total current assets	25,331	22,776
Property, plant and equipment:
Mineral reserves and land	10,595	10,523
Proved natural gas properties, successful-efforts method	7,834	3,775
Buildings and building and leasehold improvements	3,170	2,977
Machinery and equipment	189,819	180,196
Furniture and fixtures	1,227	1,194
Automotive equipment	1,456	1,196

	214,101	199,861
Less accumulated depreciation and depletion	(81,950)	(69,967)

Property, plant and equipment, net	132,151	129,894
Other assets, net	745	1,498

Total assets	$158,227	$154,168

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of debt	$5,000	$5,000
Accounts payable	7,980	10,279
Accrued expenses	3,485	3,460

Total current liabilities	16,465	18,739
Debt, excluding current installments	54,037	59,641
Other liabilities	2,740	1,814
Deferred tax liabilities, net	3,280	1,481

Total liabilities	76,522	81,675
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $5.00 par value; authorized 500,000 shares; none issued or outstanding	—	—
Common stock, $0.10 par value; authorized 15,000,000 shares; 6,317,401 and 6,210,270 shares issued at December 31, 2007 and 2006, respectively	632	621
Additional paid-in capital	14,200	13,510
Accumulated other comprehensive (loss) income	(1,641)	227
Retained earnings	68,581	58,135
Less treasury stock at cost, 1,982 and 0 shares at December 31, 2007 and 2006, respectively	(67)	—

Total stockholders’ equity	81,705	72,493

Total liabilities and stockholders’ equity	$158,227	$154,168

The accompanying notes are an integral part of these consolidated financial statements.

United States Lime & Minerals, Inc.

Consolidated Statements of Income

	Years Ended December 31,
	2007	2006	2005
	(Dollars in thousands,
	except per share amounts)

Revenues
Lime and limestone operations	$116,569	$114,113	$81,085
Natural gas interests	8,667	4,577	—

	125,236	118,690	81,085
Cost of revenues:
Labor and other operating expenses
Lime and limestone operations	85,095	80,158	53,838
Natural gas interests	1,661	725	—
Depreciation, depletion and amortization	12,464	9,770	7,881

	99,220	90,653	61,719

Gross profit	26,016	28,037	19,366
Selling, general and administrative expenses, including depreciation and amortization expense of $417, $374 and $321 in 2007, 2006 and 2005, respectively	7,644	7,013	5,522

Operating profit	18,372	21,024	13,844
Other expense (income):
Interest expense	4,287	3,106	4,173
Other, net	(254)	(222)	(101)

	4,033	2,884	4,072

Income before income taxes and cumulative effect of change in accounting principle	14,339	18,140	9,772
Income tax expense	3,893	4,889	1,824

Income before cumulative effect of change in accounting principle	10,446	13,251	7,948
Cumulative effect of change in accounting principle, net of $190 income tax benefit	—	(550)	—

Net income	$10,446	$12,701	$7,948

Net income per share of common stock:
Basic before cumulative effect of change in accounting principle	$1.67	$2.15	$1.34
Cumulative effect of change in accounting principle	—	(0.09)	—

	$1.67	$2.06	$1.34

Diluted before cumulative effect of change in accounting principle	$1.65	$2.11	$1.31
Cumulative effect of change in accounting principle	—	(0.09)	—

	$1.65	$2.02	$1.31

The accompanying notes are an integral part of these consolidated financial statements.

United States Lime & Minerals, Inc.

Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2007, 2006 and 2005

				Accumulated
	Common Stock		Additional	Other
	Shares		Paid-In	Comprehensive	Retained	Treasury
	Outstanding	Amount	Capital	(Loss) Income	Earnings	Stock	Total
	(Dollars in thousands)

Balances at January 1, 2005	5,845,338	$584	$10,516	$(363)	$37,486	—	$48,223
Stock options exercised,
including $125 tax benefit	137,829	14	551	—	—	—	565
Warrants exercised	30,617	3	(3)	—	—	—	—
Extinguishment of warrant shares repurchase obligation	—	—	1,337	—	—	—	1,337
Net income	—	—	—	—	7,948	—	7,948
Minimum pension liability adjustment, net of $54 tax benefit	—	—	—	(89)	—	—	(89)
Mark to market of interest rate hedge	—	—	—	237	—	—	237

Comprehensive income	—	—	—	148	7,948	—	8,096

Balances at December 31, 2005	6,013,784	601	12,401	(215)	45,434	—	58,221
Stock options exercised, including $113 tax benefit	69,200	7	238	—	—	—	245
Stock-based compensation	—	—	395	—	—	—	395
Warrants exercised	127,286	13	476	—	—	—	489
Net income	—	—	—	—	12,701	—	12,701
Minimum pension liability adjustment, net of $40 tax expense	—	—	—	43	—	—	43
Mark to market of interest rate hedge	—	—	—	399		—	399

Comprehensive income	—	—	—	442	12,701	—	13,143

Balances at December 31, 2006	6,210,270	621	13,510	227	58,135	—	72,493
Stock options exercised, including $58 tax benefit	82,081	8	98	—	—	—	106
Stock-based compensation	25,050	3	592	—	—	—	595
Treasury shares purchased	(1,982)	—	—	—	—	(67)	(67)
Net income	—	—	—	—	10,446	—	10,446
Minimum pension liability adjustment, net of $13 tax expense	—	—	—	22	—	—	22
Mark to market of interest rate hedge	—	—	—	(1,890)	—	—	(1,890)

Comprehensive (loss) income	—	—	—	(1,868)	10,446	—	8,578

Balances at December 31, 2007	6,315,419	$632	$14,200	$(1,641)	$68,581	$(67)	$81,705

The accompanying notes are an integral part of these consolidated financial statements

United States Lime & Minerals, Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2007	2006	2005
	(Dollars in thousands)

OPERATING ACTIVITIES:
Net income	$10,446	$12,701	$7,948
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	12,881	10,144	8,202
Amortization of financing costs	22	23	245
Accretion of debt discount	—	—	110
Accretion of repurchase liability — warrant shares	—	—	798
Deferred income taxes (benefit)	1,799	1,771	(182)
Loss on sale of property, plant and equipment	41	45	61
Stock-based compensation	595	395	—
Changes in operating assets and liabilities, net of the effects of acquisition of businesses:
Trade receivables	(208)	(1,642)	(43)
Inventories	(1,311)	(871)	(1,238)
Prepaid expenses	(242)	704	254
Other assets	(51)	192	(559)
Accounts payable and accrued expenses	865	2,274	915
Tax benefit related to exercise of stock options	—	—	125
Other liabilities	(364)	140	522

Net cash provided by operating activities	24,473	25,876	17,158
INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(18,227)	(35,552)	(11,010)
Acquisitions of businesses	—	(1,856)	(16,932)
Proceeds from sale of property, plant and equipment	56	17	429

Net cash used in investing activities	(18,171)	(37,391)	(27,513)
FINANCING ACTIVITIES:
(Repayments of ) proceeds from revolving credit facilities, net	(605)	7,974	(7,825)
Proceeds from term loans	—	5,000	27,700
Repayments of term loans	(5,000)	(3,333)	(1,875)
Repayment of subordinated debt	—	—	(7,000)
Proceeds from exercise of stock options and warrants	106	734	440
Purchase of treasury shares	(67)	—	—
Tax benefits related to exercise of stock options	58	113	—

Net cash (used in) provided by financing activities	(5,508)	10,488	11,440

Net increase (decrease) in cash and cash equivalents	794	(1,027)	1,085
Cash and cash equivalents at beginning of year	285	1,312	227

Cash and cash equivalents at end of year	$1,079	$285	$1,312

The accompanying notes are an integral part of these consolidated financial statements.

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
Years Ended December 31, 2007, 2006 and 2005

(1)	Summary of Significant Accounting Policies

(a)	Organization

United States Lime & Minerals, Inc. (the “Company”) is a manufacturer of lime and limestone products, supplying primarily the construction, steel, municipal sanitation and water treatment, paper, roof shingle and agriculture industries. The Company is headquartered in Dallas, Texas and operates lime and limestone plants and distribution facilities in Arkansas, Colorado, Louisiana, Oklahoma and Texas through its wholly owned subsidiaries, Arkansas Lime Company, Colorado Lime Company, Texas Lime Company, U.S. Lime Company, U.S. Lime Company — Shreveport, U.S. Lime Company — St. Clair and U.S. Lime Company — Transportation. In addition, the Company, through its wholly owned subsidiary, U.S. Lime Company — O & G, LLC, has royalty and non-operating working interests in natural gas wells located in Johnson County, Texas, in the Barnett Shale Formation.

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

Supplemental cash flow information is presented below:

	Year Ended December 31,
	2007	2006	2005

Cash paid during the year for:
Interest, net of capitalized amounts	$4,265	$3,048	$3,019

Income taxes	$3,893	$2,933	$852

(e)	Revenue Recognition

The Company recognizes revenue for its lime and limestone operations in accordance with the terms of its purchase orders, contracts or purchase agreements, which are upon shipment, and when payment is considered probable. Revenues include external freight billed to customers with related costs in cost of revenues. The Company’s returns and allowances are minimal. External freight billed to customers included in revenues was $25,411, $26,479 and $16,902 for 2007, 2006 and 2005, respectively, which approximates the amount of external freight billed to customers included in cost of revenues. Sales taxes billed to customers are not included in revenues. For its natural gas interests, the Company recognizes revenue in the month of production and delivery.

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements — (Continued)

(f)	Fair Values of Financial Instruments

The carrying values of cash and cash equivalents, trade receivables, other current assets, accounts payable and accrued expenses approximate fair value due to the short maturity of these instruments. See Note 3 for discussion of debt fair values, which also approximate carrying values. The Company’s interest rate hedges are carried at market value at December 31, 2007 and 2006. See Notes 1(p) and 3.

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

The majority of the Company’s trade receivables are unsecured. Payment terms for all trade receivables are based on the underlying purchase orders, contracts or purchase agreements. Credit losses relating to trade receivables consistently have been within management expectations and historical trends. Uncollected trade receivables are charged-off when identified by management to be unrecoverable. Trade receivables are presented net of the related allowance for doubtful accounts, which totaled $350 and $366 at December 31, 2007 and 2006, respectively. Additions and write-offs to the Company’s allowance for doubtful accounts during the years ended December 31 are as follows:

	2007	2006

Beginning balance	$366	$312
Additions	7	83
Write-offs	(23)	(29)

Ending balance	$350	$366

(h)	Inventories

Inventories are valued principally at the lower of cost, determined using the average cost method, or market. Costs for finished goods and raw materials include materials, labor and production overhead.

A summary of inventories is as follows:

	December 31,
	2007	2006

Lime and limestone inventories:
Raw materials	$3,978	$3,183
Finished goods	1,437	1,410

	5,415	4,593
Service parts inventories	4,472	3,983

	$9,887	$8,576

(i)	Property, Plant and Equipment

For major constructed assets, the capitalized cost includes the price paid by the Company for labor and materials plus interest and internal and external project management costs that are directly related to the constructed

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements — (Continued)

assets. Machinery and equipment at December 31, 2007 included approximately $1,793 of construction in progress for various capital projects. Total interest costs of $130, $940 and $9 were capitalized for the years ended December 31, 2007 2006 and 2005, respectively. Depreciation of property, plant and equipment is being provided for by the straight-line method over estimated useful lives as follows:

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

The Company reviews its long-lived assets for impairment in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 requires that, when events or circumstances indicate that the carrying amount of an asset may not be recoverable, the Company should determine if impairment of value exists. If the estimated undiscounted future net cash flows are less than the carrying amount of the asset, an impairment exists and an impairment loss must be calculated and recorded. If an impairment exists, the impairment loss is calculated based on the excess of the carrying amount of the asset over the asset’s fair value. Any impairment loss is treated as a permanent reduction in the carrying value of the asset. Through December 31, 2007, no events or circumstances have arisen which would require the Company to record a provision for impairment of its long-lived assets.

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

In accordance with the guidelines of SFAS No. 143, “Accounting for Asset Retirement Obligations,” the Company recognizes legal obligations for reclamation and remediation associated with the retirement of long-lived assets at their fair value at the time the obligations are incurred (“AROs”). Over time, the liability for AROs is recorded at its present value each period through accretion expense, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, the Company either settles the AROs for the recorded amount or recognizes a gain or loss. As of December 31, 2007 and 2006, the Company’s AROs included in other liabilities were $1,007 and $990, respectively, including $22 AROs for its Natural Gas Interests at December 31, 2007. Only $21 of assets associated with the Company’s AROs are not fully depreciated. During 2007 and 2006, the Company spent $44 and $125, and recognized accretion expense of $39 and $35, respectively, on its AROs.

The AROs were estimated based on studies and the Company’s process knowledge and estimates, and are discounted using an appropriate interest rate. The AROs are adjusted when further information warrants an adjustment. The Company estimates annual expenditures of approximately $100 to $200 in years 2008 through 2012 relating to its AROs.

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements — (Continued)

(l)	Other Assets

Other assets consist of the following:

	December 31,
	2007	2006

Intangible assets	$573	$736
Deferred financing costs	172	183
Interest rate hedges	—	579

	$745	$1,498

Deferred financing costs are expensed over the life of the related debt.

Intangible assets are amortized over their expected useful lives. Amortization expense for these assets totaled $203, $125 and $21 for the years ended December 31, 2007, 2006 and 2005, respectively. Accumulated amortization at December 31, 2007 and December 31, 2006 that was netted against the intangible assets was $371 and $168, respectively. The Company estimates annual amortization expense for intangibles of approximately $200 in years 2008 and 2009, and $173 in 2010.

The Company’s interest rate hedges were marked to market at December 31, 2007, resulting in a liability of $1,311 that is included in other liabilities. See Note 3.

Through December 31, 2005, the Company capitalized certain stripping costs as deferred stripping costs that were included in other assets, all of which related to Arkansas Lime Company, which were attributed to reserves that had been exposed and amortized using the units-of-production method. The Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force (“EITF”) reached a consensus that stripping costs incurred after a mine begins production are costs of production and therefore should be accounted for as a component of inventory costs (EITF Issue No. 04-6). The EITF stated the new required accounting for stripping costs would be effective for years beginning after December 15, 2005, with early adoption permitted. As a result of adopting the new standard, the Company wrote off the $740 of previously capitalized deferred stripping costs in the first quarter 2006.

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

In part in response to requirements of environmental regulatory agencies, the Company incurred capital expenditures related to environmental matters of approximately $1,040 in 2007 and $400 in 2006.

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements — (Continued)

(n)	Income Per Share of Common Stock

The following table sets forth the computation of basic and diluted income per common share:

	Year Ended December 31,
	2007	2006	2005

Net income for basic and diluted income per common share	$10,446	$12,701	$7,948

Weighted-average shares for basic income per common share	6,259,663	6,158,543	5,926,984
Effect of dilutive securities:
Warrants	—	—	28,358
Restricted shares of stock	14,625	—	—
Employee stock options(1)	58,414	126,368	128,726

Adjusted weighted-average shares and assumed exercises for diluted income per common share	6,332,702	6,284,911	6,084,068

Basic net income per common share	$1.67	$2.06	$1.34

Diluted net income per common share	$1.65	2.02	$1.31

(1)	Excludes 10,000, 8,000 and 2,500 employee stock options in 2007, 2006 and 2005, respectively, because they were antidilutive.

(o)	Stock-Based Compensation

On December 16, 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), which is a revision of SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). SFAS 123(R) supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the Company’s Consolidated Statements of Income based on their fair values. Pro forma disclosures are no longer an alternative.

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

Prior to 2006, the Company elected to follow APB 25 in accounting for its employee and director stock options. Under APB 25, generally if the exercise price of the employee’s or director’s stock option equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements — (Continued)

The following table illustrates the effect on net income and net income per share of common stock for 2005 as if the Company had applied the fair value recognition provisions of SFAS 123 instead of APB 25’s intrinsic value method to account for stock-based employee and director compensation:

Year Ended
December 31,
2005

Net income as reported	$7,948
Pro forma stock-based employee and director compensation expense, net of income taxes, under the fair value method	(466)

Pro forma net income	$7,482

Basic net income per common share, as reported	$1.34
Diluted net income per common share, as reported	$1.31
Pro forma basic net income per common share	$1.26
Pro forma diluted net income per common share	$1.23

The fair value for these options was estimated at the date of grant using a lattice-based option valuation model, with the following weighted average assumptions for the 2005 grants: risk-free interest rates of 3.39% to 4.39%; a dividend yield of 0%; and a volatility factor of .472 to .610. In addition, the fair value of these options was estimated based on an expected life of three years.

(p)	Derivative Instruments and Hedging Activities

The Company follows SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities, as amended” (“SFAS 133”), which requires that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company estimates fair value based on quotes obtained from the counterparties to the derivative contract. The fair value of derivative contracts that expire in less than one year are recognized as current assets or liabilities. Those that expire in more than one year are recognized as long-term assets or liabilities. Derivative financial instruments that are not accounted for as hedges are adjusted to fair value through income. If the derivative is designated as a cash flow hedge, changes in fair value are recognized in other comprehensive income (loss) until the hedged item is recognized in earnings. See Note 3.

(q)	Income Taxes

The Company utilizes the asset and liability approach in its reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount more likely than not to be realized. Income tax related interest and penalties are included in income tax expense.

In July 2006, the FASB issued FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48, which clarifies SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”), establishes the criterion that an individual tax position has to meet for some or all of the benefits of that position to be recognized in the Company’s financial statements. On initial application, FIN 48 applied to all tax positions for which the statute of limitations remains open. Only tax positions that meet the more-likely-than-not recognition threshold at the adoption date will be recognized or continue to be recognized. FIN 48 is effective for fiscal years beginning after December 15, 2006, and was adopted by the Company on January 1, 2007. The adoption of FIN 48 had no effect on the Company’s financial statements.

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements — (Continued)

(r)	Comprehensive (Loss) Income

The Company follows SFAS No. 130, “Reporting Comprehensive Income” (“SFAS 130”), which provides standards for reporting and displaying comprehensive (loss) income. See Notes 3, 4 and 6.

(2)	New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 creates a single definition of fair value, along with a conceptual framework to measure fair value. SFAS 157 defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” SFAS 157 will require the Company to apply valuation techniques that (1) place greater reliance on observable inputs and less reliance on unobservable inputs and (2) are consistent with the market approach, the income approach, and/or the cost approach. SFAS 157 will also require the Company to include enhanced disclosures of fair value measurements in its financial statements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods that fall within those fiscal years. SFAS 157 was adopted by the Company on January 1, 2008 and will have no effect on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans: an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). SFAS 158 requires the Company to recognize the funded status of its defined benefit postretirement plan in the Company’s statement of financial position. SFAS 158 does not change the accounting for the Company’s defined contribution plan. Effective for fiscal years ending after December 15, 2008, SFAS 158 also removes the existing option to use a plan measurement date that is up to 90 days prior to the date of the statement of financial position. SFAS No. 158 should not have a material effect on the Company’s accounting for its defined pension plan.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS 159”), which allows measurement at fair value of eligible financial assets and liabilities that are not otherwise measured at fair value. If the fair value option for an eligible item is elected, unrealized gains and losses for that item shall be reported in current earnings at each subsequent reporting date. SFAS 159 also establishes presentation and disclosure requirements designed to draw comparison between the different measurement attributes the Company elects for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted. SFAS 159 was adopted by the Company on January 1, 2008 and will have no effect on the Company’s financial statements.

(3)	Banking Facilities and Other Debt

On October 19, 2005, the Company entered into an amendment to its credit agreement (the 2005 “Amendment”) with a bank (the “Lender”) primarily to increase the loan commitments and extend the maturity dates. As a result of the 2005 Amendment, the Company’s credit agreement now includes a ten-year $40,000 term loan (the “New Term Loan”), a ten-year $20,000 multiple draw term loan (the “Draw Term Loan”) and a five-year $30,000 revolving credit facility (the “New Revolving Facility”) (collectively, the “New Credit Facilities”). The proceeds from the New Term Loan were used primarily to repay the outstanding balances on the term loan and revolving credit facility under the credit agreement prior to the Amendment. In December 2005, the Company drew down $15,000 on the Draw Term Loan primarily to acquire U.S. Lime Company — St. Clair. The Company drew down the remaining $5,000 in the second quarter 2006, which was primarily used to pay construction costs of the third kiln at the Company’s Arkansas plant. The Company had $252 worth of letters of credit issued and $7,370 outstanding on the New Revolving Facility at December 31, 2007.

The New Term Loan requires quarterly principal payments of $833, which began on March 31, 2006, equating to a 12-year amortization, with a final principal payment of $7,500 due on December 31, 2015. The Draw Term

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements — (Continued)

Loan requires quarterly principal payments of $417, based on a 12-year amortization, beginning March 31, 2007, with a final principal payment on December 31, 2015 equal to any remaining principal then-outstanding. The New Revolving Facility is scheduled to mature on October 20, 2010. The maturity of the New Term Loan, the Draw Term Loan and the New Revolving Facility can be accelerated if any event of default, as defined under the New Credit Facilities, occurs.

As of March 31, 2007, the Company entered into a further amendment of its New Credit Facilities (the “2007 Amendment”), primarily to reduce the interest rate margin under the Credit Facilities and to extend the maturity date of the Revolving Facility. The Credit Facilities now bear interest, at the Company’s option, at either LIBOR plus a margin of 1.125% (previously 1.25%) to 2.125% (previously 2.50%), or the Lender’s Prime Rate plus a margin of minus 0.625% (previously minus 0.50%) to plus 0.375% (previously plus 0.50%). The margins are determined quarterly in accordance with a pricing grid based upon the ratio of the Company’s total funded senior indebtedness to earnings before interest, taxes, depreciation, depletion and amortization (“EBITDA”) for the 12 months ended on the last day of the most recent calendar quarter. The pricing grid was also revised in the Company’s favor by the 2007 Amendment. As of April 2, 2007, the LIBOR margin was reduced to 1.375% (previously 1.75%), and the Lender’s Prime Rate margin was reduced to minus 0.375% (previously 0.0%). The 2007 Amendment also extended the maturity date of the Revolving Facility to April 2, 2012.

Through a hedge, the Company has fixed LIBOR at 4.695% on the $40,000 New Term Loan for the period December 30, 2005 through its maturity date, resulting in an interest rate of 6.07% based on the current LIBOR margin of 1.375%. Effective December 30, 2005, the Company also entered into a hedge that fixes LIBOR at 4.875% on the $15,000 then-outstanding on the Draw Term Loan through its maturity date, resulting in an interest rate of 6.25% based on the current LIBOR margin of 1.375%. Effective June 30, 2006, the Company entered into a third hedge that fixes LIBOR at 5.50% on the remaining $5,000 of the Draw Term Loan through its maturity date, resulting in an interest rate of 6.875% based on the current LIBOR margin of 1.375%. The Company designated all of the hedges as cash flow hedges, and as such, changes in their fair market value will be included in other comprehensive income (loss). The hedges have been effective. The Company will be exposed to credit losses in the event of non-performance by the counterparty to the hedges. The Company marked its interest rate hedges to market at December 31, 2007, resulting in a liability of $1.3 million due to interest rate declines, that is included in other liabilities on the Company’s December 31, 2007 balance sheet. At December 31, 2006, other assets on the Company’s balance sheet included $579 as a result of marking the hedges to market at that date. The Company received $290 and $314 in quarterly settlement payments pursuant to its hedges during 2007 and 2006, respectively.

On August 25, 2004, the Company entered into a credit agreement with the Lender that, prior to the 2005 Amendment, included a five-year $30,000 term loan (the “Term Loan”) and a three-year $30,000 revolving credit facility (the “Revolving Credit Facility”) (collectively, the “Credit Facilities”). Pursuant to a security agreement, also dated August 25, 2004 (the “Security Agreement”), the Credit Facilities were, and the New Credit Facilities are, secured by the Company’s existing and hereafter acquired tangible assets, intangible assets and real property.

The Credit Facilities bore interest at rates determined under the same provisions as described above for the New Credit Facilities. In conjunction with the Credit Facilities, the Company entered into a hedge to fix LIBOR for the Term Loan at 3.87% on $25,000 for the period September 1, 2004 through the maturity date, and on the remaining principal balance of approximately $4,700 for the period December 31, 2004 through the maturity date, resulting in an interest rate of 5.62% for the Term Loan based on the then-existing margin of 1.75%. The hedges were designated as cash flow hedges, and as such, changes in their fair market value were included in other comprehensive income (loss).

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

On August 5, 2003, the Company sold $14,000 of subordinated notes (the “Sub Notes”) in a private placement to three accredited investors, one of which is an affiliate of Inberdon Enterprises Ltd. (“Inberdon”), the Company’s majority shareholder, and another of which is an affiliate of Robert S. Beall, who owns approximately 11% of the Company’s outstanding shares. In August 2005, the final $7,000 principal outstanding amount of Sub Notes was repaid along with a $280 prepayment penalty.

The private placement also included six-year detachable warrants, providing the Sub Note investors the right to purchase an aggregate of 162,000 shares of the Company’s common stock at 110% of the average closing price of one share of common stock for the trailing 30 trading days prior to closing or $3.84. The fair value of the warrants was recorded as a reduction of the carrying value of the Sub Notes and was accreted over the term of the Sub Notes, resulting in an effective annual interest rate of 14.44%. After August 5, 2008, or upon an earlier change in control, the investors could have required the Company to repurchase any or all shares acquired through exercise of the warrants (the “Warrant Shares”). The repurchase price for each Warrant Share was equal to the average closing price of one share of the Company’s common stock for the 30 trading days preceding the date the Warrant Shares were put back to the Company. The investors are also entitled to certain registration rights for the resale of their Warrant Shares.

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

All of the warrants have been exercised as follows:

a) In October 2005, R.S. Beall Capital Partners L.P., the affiliate of Mr. Beall, exercised its warrant for 34,714 shares of common stock pursuant to the cashless exercise option. The average market value of a share of common stock for the most recent 30 trading days on the exercise date was $32.541, resulting in the issuance of 30,617 shares of common stock.

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

A summary of outstanding debt at the dates indicated is as follows:

	December 31,	December 31,
	2007	2006

Term Loan	$33,333	$36,667
Draw Term Loan	18,334	20,000
Revolving Credit Facility	7,370	7,974

Subtotal	59,037	64,641
Less current installments	5,000	5,000

Debt, excluding current installments	$54,037	$59,641

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements — (Continued)

As the Company’s debt instruments bear interest at floating rates, the Company estimates the carrying value of these debt instruments at December 31, 2007 and 2006 approximates fair value.

Principal amounts payable on the Company’s long-term debt outstanding as of December 31, 2007 are as follows:

Total	2008	2009	2010	2011	2012	Thereafter

$59,037	$5,000	$5,000	$5,000	$5,000	$12,370	$26,667

(4)	Accumulated Other Comprehensive (Loss) Income

The ($1,641) and $227 accumulated other comprehensive (loss) income at December 31, 2007 and 2006, respectively, included ($1,311) and $579, respectively, for the mark-to-market adjustment for the Company’s interest rate hedges, and ($330) and ($352), respectively, for unfunded projected benefit obligations for the Company’s defined benefit pension plan. See Notes 1(p), 3 and 6.

(5)	Income Taxes

Income tax expense for the years ended December 31 is as follows:

	2007	2006	2005

Current income tax expense	$2,087	$3,066	$1,952
Deferred income tax expense (benefit)	1,806	1,823	(128)

Income tax expense	$3,893	$4,889	$1,824

A reconciliation of income taxes computed at the federal statutory rate to income tax expense, for the years ended December 31 is as follows:

	2007		2006		2005
		Percent of		Percent of		Percent of
		pretax		pretax		pretax
	Amount	income	Amount	income	Amount	income

Income taxes computed at the federal statutory rate	$5,019	35.0%	$6,090	35.0%	$3,322	34.0%
(Reduction) increase in taxes resulting from:
Statutory depletion in excess of cost depletion	(1,538)	(10.7)	(1,556)	(8.9)	(1,053)	(10.8)
Income tax benefit on cumulative effect of change in accounting principle	—	—	190	1.4	—	—
Stock-based compensation	—	—	138	0.8	—	—
State income taxes, net of federal income tax benefit	309	2.1	117	0.7	92	1.0
Recognition of previously reserved deferred tax assets	—	—	(97)	(0.6)	(1,002)	(10.3)
Interest expense for warrant share put liability	—	—	—	—	343	3.5
Other	103	0.7	7	0.0	122	1.3

Income tax expense	$3,893	27.1%	$4,889	28.4%	$1,824	18.7%

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

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements — (Continued)

A summary of the Company’s deferred tax liabilities and assets is as follows:

	December 31,	December 31,
	2007	2006

Deferred tax liabilities
Lime and limestone property, plant & equipment	$9,195	$7,384
Natural gas interests drilling costs & equipment	2,018	969
Other	180	114

	11,393	8,467
Deferred tax assets
Alternative minimum tax credit carryforwards	(7,356)	(6,358)
Minimum pension liability	(190)	(202)
Other	(567)	(426)

	(8,113)	(6,986)

Deferred tax liabilities, net	$3,280	$1,481

The Company had no federal net operating loss (“NOL”) carryforwards at December 31, 2007. The Company had state NOL carryforwards of approximately $1,877 at December 31, 2007, with the earliest expiring in 2008. At December 31, 2007, the Company had determined that, because of its recent income history and expectations of income in the future, its deferred tax assets were fully realizable.

(6)	Employee Retirement Plans

The Company has a noncontributory defined benefit pension plan (the “Corson Plan”) that covers substantially all union employees previously employed by its wholly-owned subsidiary, Corson Lime Company. In 1997, the Company sold substantially all of the assets of Corson Lime Company, and all benefits for participants in the Corson Plan were frozen. During 1997 and 1998, the Company made contributions to the Corson Plan that were intended to fully fund the benefits earned by the participants. The Company made no contributions to the Corson Plan from 1999 through 2002. In previous years, significant declines in the financial markets had unfavorably impacted plan asset values, resulting in an unfunded projected benefit obligation of $134 and $366 at December 31, 2007 and 2006, respectively. As a result, the Company made contributions of $230 and $28 to the Corson Plan in 2007 and 2006, respectively, and recorded other comprehensive income of $22, net of $13 tax expense, and $43, net of $40 tax expense, for the years ended December 31, 2007 and 2006, respectively. The Company does not anticipate making a contribution to the Corson Plan in 2008.

In consultation with the investment advisor for the Corson Plan, the administrative committee, consisting of management employees appointed by the Company’s Board of Directors, establishes the investment objective for the Corson Plan’s assets. The investment advisor makes all specific investment decisions. The Company estimates that the average future long-term rate of return for the Corson Plan assets to be 7.75% based on an asset allocation policy of 50% to 70% to common equities, with the remainder allocated to fixed income securities. The Company’s long-term rate of return estimate is based on past performance of equity and fixed income securities and the Corson Plan’s asset allocations.

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements — (Continued)

The following table sets forth the asset allocation for the Corson Plan at November 30 (measurement date):

	2007	2006

Equity securities and funds	55.4%	59.8%
Institutional bond funds	37.0	36.3
Cash and cash equivalents	7.6	3.9

	100.0%	100.0%

The following table sets forth the funded status of the Corson Plan accrued pension benefits at November 30 (measurement date):

	2007	2006

Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$1,757	$1,815
Interest cost	97	101
Actuarial gain on plan assets	(10)	(3)
Benefits paid	(115)	(156)

Projected benefit obligation at end of year	$1,729	$1,757

Change in plan assets:
Fair value of plan assets at beginning of year	$1,391	$1,388
Employer contribution	230	28
Actual gain on plan assets	89	131
Benefits paid	(115)	(156)

Fair value of plan assets at end of year	$1,595	$1,391

Underfunded status	$(134)	$(366)

Accumulated benefit obligation	$1,729	$1,757

The net liability recognized in the consolidated balance sheets at December 31 consists of the following:

	2007	2006

Accrued benefit cost	$134	$366

The weighted average assumptions used in the measurement of the Corson Plan benefit obligation at November 30 are as follows:

	2007	2006

Discount rate	5.75%	5.75%
Expected long-term return on plan assets	7.75%	7.75%

The following table provides the components of the Corson Plan net periodic benefit cost:

	Year Ended December 31,
	2007	2006	2005

Interest cost	$97	$101	$102
Expected return on plan assets	(114)	(104)	(114)
Amortization of net actuarial loss	50	53	44

Net periodic benefit cost	$33	$50	$32

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements — (Continued)

The Company expects benefit payments of $116 in 2008, $112 in 2009, $119 in 2010, $119 in 2011, $119 in 2012 and $525 for years 2013-2016.

The Company has a contributory retirement (401(k)) savings plan for nonunion employees. Company contributions to the plan were $86 during 2007, $89 during 2006 and $70 during 2005. The Company also has contributory retirement (401(k)) savings plans for union employees of Arkansas Lime Company and Texas Lime Company. The Company contributions to these plans were $56 in 2007, $46 in 2006 and $45 in 2005.

(7)	Stock-Based Compensation

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

During 2006, the Company began issuing shares of restricted stock in addition to stock options from its non-issued authorized shares that have been reserved for issuance pursuant to the 2001 Plan. The restricted stock will vest over periods of one-half to five years.

As of December 31, 2007, the number of shares of common stock remaining available for future grant as either stock options or restricted stock under the 2001 Plan was 82,700.

For 2007, the Company recorded $595 for stock-based compensation expense related to stock options and shares of restricted stock. This amount is recorded in cost of revenues ($88) and selling, general and administrative expense ($507). Prior to January 1, 2006, the Company accounted for stock-based payments using the intrinsic value method prescribed by APB 25 and related interpretations. As such, the Company did not recognize compensation expense associated with stock options in 2005.

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements — (Continued)

A summary of the Company’s stock option and restricted stock activity and related information for the year ended December 31, 2007 and certain other information for the years ended December 31, 2007, 2006 and 2005 is as follows:

		Weighted			Weighted
		Average	Aggregate		Average
		Exercise	Intrinsic	Restricted	Grant-Date
	Options	Price	Value	Stock	Fair Value

Outstanding at December 31, 2006	234,117	$14.62	$4,298	7,500	$30.15
Granted	9,500	31.53	—	17,550	31.03
Exercised (options); vested (restricted stock)	(104,544)	8.53	2,868	(9,600)	31.42
Forfeited	(4,500)	14.92	—	—	—

Outstanding (options); non-vested (restricted stock) at December 31, 2007	134,573	$23.30	$1,373	15,450	$30.37

Exercisable at December 31, 2007	109,963	$19.86	$1,153	n/a	n/a

	2007	2006	2005

Weighted average fair value of
Options granted during the year	$11.28	$12.65	$8.42

Weighted average remaining contractual life in years	7.49	7.02	7.36

Total value of stock options vested during the year	$194	$318	$477
Total intrinsic value of stock options exercised during the year	$2,868	$2,200	$1,861
Total fair value of restricted stock vested during the year	$302	—	—

The total compensation cost not yet recognized for non-vested options at December 31, 2007 was approximately $88, which will be recognized over the weighted average of 1.08 years. The total compensation cost not yet recognized for restricted stock at December 31, 2007 was approximately $395, which will be recognized over the weighted average of 1.81 years.

The following table summarizes information about stock options outstanding at December 31, 2007:

			Outstanding		Exercisable
				Weighted		Weighted
	Weighted Avg. Remaining			Avg.		Avg.
	Contractual Life (Yrs.)		Number of	Exercise	Number of	Exercise
Range of Exercise Prices	Outstanding	Exercisable	Shares	Price	Shares	Price

$ 3.26 - 3.85	5.18	5.18	6,000	$3.65	6,000	$3.65
$ 7.00 - 8.56	5.89	5.89	28,157	$8.49	28,157	$8.49
$13.16 - 13.31	7.13	7.15	25,166	$13.18	18,166	$13.19
$26.47 - 35.95	8.39	8.49	75,250	$28.84	57,640	$29.20

	7.49	7.42	134,573	$23.30	109,963	$19.86

The fair value for the options was estimated at the date of grant using a lattice-based option valuation model, with the following weighted average assumptions for the 2007, 2006 and 2005 grants: risk-free interest rates of 3.35% to 4.60% in 2007, 4.64% to 4.89% in 2006, and 3.39% to 4.39% in 2005; a dividend yield of 0%; and a volatility factor of .476 to .497 in 2007, .455 to .608 in 2006, and .472 to .610 in 2005. In addition, the fair value of these options was estimated based on an expected life of three years. The fair value of restricted stock is based on the closing per share trading price of the Company’s common stock on the date of issuance.

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements — (Continued)

(8)	Commitments and Contingencies

The Company leases some of the equipment used in its operations under operating leases. Generally, the leases are for periods varying from one to five years and are renewable at the option of the Company. The Company also has a lease for corporate office space. Total lease and rent expense was $1,804 for 2007, $1,970 for 2006, and $733 for 2005. As of December 31, 2007, future minimum payments under operating leases that were either noncancelable or subject to significant penalty upon cancellation were $2,131 for 2008, $1,947 for 2009, $1,425 for 2010, $791 for 2011, $356 for 2012, and $846 thereafter.

The Company is party to lawsuits and claims arising in the normal course of business, none of which, in the opinion of management, is expected to have a material adverse effect on the Company’s financial condition, results of operation, cash flows or competitive position.

The Company is not contractually committed to any planned capital expenditures until actual orders are placed for equipment or services. At December 31, 2007, the Company had approximately $2,500 for an open contract stripping order related to the quarry expansion at the Company’s Arkansas facilities and approximately $588 in accounts payable and accrued expenses related to capital expenditures incurred late in the year. At December 31, 2006, the Company had approximately $2,100 for open equipment and construction orders related to the third kiln project at Arkansas and approximately $3,748 included in accounts payable and accrued expenses related to capital expenditures incurred late in the year.

(9)	Business Segments

Beginning in 2006, the Company has identified two business segments based on the distinctness of their activities: lime and limestone operations and natural gas interests. Prior to 2006, the Company reported no revenues from its natural gas interests. All operations are in the United States. In evaluating the operating results of the Company’s segments, management primarily reviews revenues and gross profit. The Company does not allocate corporate overhead or interest costs to its business segments.

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements — (Continued)

Operating results and certain other financial data for the years ended December 31, 2007 and 2006 for the Company’s two business segments are as follows:

	2007	2006

Revenues
Lime and limestone operations	$116,569	$114,113
Natural gas interests	8,667	4,577

Total revenues	$125,236	$118,690

Depreciation, depletion and amortization
Lime and limestone operations	$11,522	$9,443
Natural gas interests	942	327

Total depreciation, depletion and amortization	$12,464	$9,770

Gross profit
Lime and limestone operations	$19,952	$24,512
Natural gas interests	6,064	3,525

Total gross profit	$26,016	$28,037

Identifiable assets, at year end
Lime and limestone operations	$147,443	$146,912
Natural gas interests	8,087	3,990
Unallocated corporate assets and cash items	2,697	3,266

Total identifiable assets	$158,227	$154,168

Capital expenditures
Lime and limestone operations	$13,809	$34,266
Natural gas interests	4,418	3,142

Total capital expenditures	$18,227	$37,408

(10)	Acquisitions

In June 2006, the Company acquired the assets of a lime slurry operation in the Dallas-Ft. Worth Metroplex for approximately $1,644 to expand its lime slurry operations. Prior to the acquisition, the Company’s only slurry facilities were located in Houston, Texas.

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

The purchase price for St. Clair, including transaction costs, was $13,502 as follows:

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

Using the purchase method of accounting for business combinations, the St. Clair purchase price was allocated first to the fair values of current assets acquired and liabilities assumed, with the remainder of the purchase price allocated to long-lived assets on the basis of their relative fair values as follows:

Current assets, including accounts receivable and inventories	$3,259
Property, plant and equipment	11,632
Current liabilities, including accounts payable and accrued expenses	(771)
Reclamation liability (ARO)	(618)

Total purchase price allocated	$13,502

In September 2005, the Company acquired the assets of a new limestone grinding and bagging facility located on approximately three and one-half acres of land in Delta, Colorado for approximately $2,821 to expand its Colorado business of processing mine safety dust used in coal mining operations.

(11)	Supplementary Financial Information for Oil and Gas Producing Activities

Results of Operations from Oil and Gas Producing Activities

The Company’s natural gas interests consist of royalty and working interests in wells being drilled on the Company’s approximately 3,800 acres of land located in Johnson County, Texas in the Barnett Shale Formation. The Company also has royalty and working interests in wells to be drilled from drillsites on the Company’s property under a lease covering approximately 538 acres of land contiguous to the Company’s Johnson County, Texas property. The following sets forth certain information with respect to the Company’s results of operations and costs incurred from its natural gas interests for the years ended December 31, 2007 and 2006:

	2007	2006

Results of Operations
Revenues	$8,667	$4,577
Production and operating costs	1,661	725
Depreciation and depletion	942	327

Results of operations before income taxes	6,064	3,525
Income tax expense	1,773	1,101

Results of operations (excluding corporate overhead and interest costs)	$4,291	$2,424

Costs Incurred
Development costs incurred	$4,039	$3,422
Exploration costs	—	—
Capitalized asset retirement costs	$21	$9
Property acquisition costs	—	—

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements — (Continued)

	2007	2006

Capitalized Costs as of December 31,
Natural gas properties — proved	$7,813	$3,774
Less: accumulated depreciation and depletion	1,269	327

Net capitalized costs for natural gas properties	$6,544	$3,447

The independent petroleum engineering firm of DeGolyer and MacNaughton has been retained by the Company to estimate its proved natural gas reserves as of December 31, 2007. Although additional wells have been drilled or are being drilled, based on engineering studies available to date no events have occurred since December 31, 2007 that would have a material effect on the estimated proved reserves.

In accordance with SFAS No. 69, “Disclosures About Oil and Gas Producing Activities,” and Securities and Exchange Commission (“SEC”) rules and regulations, the following information is presented with regard to the gas reserves, all of which are proved and located in the United States. These rules require inclusion, as a supplement to the basic financial statements, of a standardized measure of discounted future net cash flows relating to proved gas reserves. The standardized measure, in management’s opinion, should be examined with caution. The basis for these disclosures are independent petroleum engineers’ reserve studies, which contain imprecise estimates of quantities and rates of production of reserves. Revision of estimates can have a significant impact on the results. Also, development and production improvement costs in one year may significantly change previous estimates of proved reserves and their valuation. Values of unproved properties and anticipated future price and cost increases or decreases are not considered. Therefore, the standardized measure is not necessarily a “best estimate” of the fair value of gas properties or of future net cash flows.

The following summaries of changes in reserves and standardized measure of discounted future net cash flows were prepared from estimates of proved reserves developed by independent petroleum engineers. The production volumes and reserve volumes shown for properties are wellhead volumes, which may differ from sales volumes shown in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” because of fuel, shrinkage and pipeline loss. The Standardized Measure of Discounted Future Net Cash Flows reflects adjustments for such fuel, shrinkage and pipeline loss.

In calculating the future net cash flows for its royalty and working interests in the table below, the Company applied current prices of natural gas (average of $7.68 per MCF at December 31, 2007 and $6.48 per MCF at December 31, 2006) to the expected future production of such reserves, less estimated future expenditures (based on current costs) to be incurred in developing and producing them.

Unaudited Summary of Changes in Proved Reserves

	Natural Gas	Natural Gas
	(BCF)	(BCF)
	2007	2006

Proved reserves — beginning of year	7.9	—
Revisions of previous estimates	0.2	—
Extensions and discoveries	11.0	8.5
Production	(1.1)	(.6)

Proved reserves — end of year	18.0	7.9

Proved developed reserves — end of year	9.7	5.4

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements — (Continued)

Unaudited Standardized Measure of Discounted Future Net Cash Flows

	2007	2006

Future estimated gross revenues	$137,848	$51,018
Future estimated production and development costs	(33,921)	(14,765)

Future estimated net revenues	103,927	36,253
Future estimated income tax expense	(30,320)	(10,718)

Future estimated net cash flows	73,607	25,535
10% annual discount for estimated timing of cash flows	(39,577)	(12,921)

Standardized measure of discounted future estimated net cash flows	$34,030	$12,614

Unaudited Changes in Standardized Measure of Discounted Future Net Cash Flows

	2007	2006

Standardized measure — beginning of year	$12,614	$—
Net change in sales prices and production costs	5,584	—
Sales of natural gas produced, net of production costs	(5,649)	(3,852)
Extensions and discoveries, net of related costs	31,590	18,445
Future development costs	(4,373)	(1,979)
Net change due to changes in quantity estimates	600	—
Previously estimated development costs incurred	3,523	—
Net change in income taxes	(8,724)	—
Accretion of discount	1,561	—
Timing of production of reserves and other	(2,696)	—

Standardized measure — end of year	$34,030	$12,614

(12)	Summary of Quarterly Financial Data (unaudited)

	2007
	March 31,	June 30,	September 30,	December 31,

Revenues
Lime and limestone operations	$27,607	$29,822	$31,074	$28,066
Natural gas interests	1,833	2,387	1,871	2,576

	$29,440	$32,209	$32,945	$30,642
Gross profit
Lime and limestone operations	$4,268	$5,610	$5,950	$4,124
Natural gas interests	1,354	1,583	1,321	1,806

	$5,622	$7,193	$7,271	$5,930
Net income	$2,059	$3,167	$3,182	$2,038
Basic income per common share	$0.33	$0.51	$0.51	$0.32
Diluted income per common share	$0.33	$0.50	$0.50	$0.32

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements — (Continued)

	2006
	March 31,		June 30,	September 30,	December 31,

Revenues
Lime and limestone operations	$27,719		$30,824	$30,483	$25,087
Natural gas interests	578		1,110	1,225	1,664

	$28,297		$31,934	$31,708	$26,751

Gross profit
Lime and limestone operations	$5,892		$7,571	$6,990	$4,059
Natural gas interests	504		830	873	1,318

	$6,396		$8,401	$7,863	$5,377
Net income	$2,297	(1)	$4,343	$3,906	$2,155
Basic income per common share	$0.38		$0.70	$0.63	$0.35
Diluted income per common share	$0.37		$0.69	$0.63	$0.34

(1)	Net income for the quarter ended March 31, 2006 includes a $550 charge for cumulative effect of change in accounting principle, net of $190 income tax benefit.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A(T).	CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures.  The Company’s management, with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the CEO and CFO that concluded the Company’s disclosure controls and procedures as of the end of the period covered by this report were effective.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s CEO and CFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurances with respect to financial statement preparation and presentation. Additionally, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of December 31, 2007, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2007, based on the COSCO criteria.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in the annual report.

Changes in internal control over financial reporting.  No change in the Company’s internal control over financial reporting occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

Not Applicable

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information appearing under “Election of Directors,” “Nominees for Director,” “Executive Officers Who Are Not Also Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” in the definitive Proxy Statement for the Company’s 2008 Annual Meeting of Shareholders (the “2008 Proxy Statement”) is hereby incorporated by reference in answer to this Item 10. The Company anticipates that it will file the 2008 Proxy Statement with the SEC on or before April 29, 2008.

ITEM 11.	EXECUTIVE COMPENSATION.

The information appearing under “Executive Compensation” and “Director Compensation” in the 2008 Proxy Statement is hereby incorporated by reference in answer to this Item 11.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information appearing under “Voting Securities and Principal Shareholders,” “Shareholdings of Company Directors and Executive Officers” and “Executive Compensation” in the 2008 Proxy Statement is hereby incorporated by reference in answer to this Item 12.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information appearing under “Voting Securities and Principal Shareholders,” and “Corporate Governance” in the 2008 Proxy Statement is hereby incorporated by reference in answer to this Item 13.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information appearing under “Independent Auditors” in the 2008 Proxy Statement is hereby incorporated by reference in answer to this Item 14.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) 1. The following financial statements are included in Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Financial Statements:

Consolidated Balance Sheets as of December, 31, 2007 and 2006;

Consolidated Statements of Income for the Years Ended December 31, 2007, 2006 and 2005;

Consolidated Statements of Stockholders’ Equity for the Years Ended December, 31, 2007, 2006 and 2005;

Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, 2006 and 2005; and

Notes to Consolidated Financial Statements.

2. All financial statement schedules are omitted because they are not applicable or are immaterial or the required information is presented in the consolidated financial statements or the related notes.

3. The following documents are filed with or incorporated by reference into this Report:

3.1	Articles of Amendment to the Articles of Incorporation of Scottish Heritable, Inc. dated as of January 25, 1994 (incorporated by reference to Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993, File Number 000-4197).
3.2	Restated Articles of Incorporation of the Company dated as of May 14, 1990 (incorporated by reference to Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993, File Number 000-4197).
3.3	Composite Copy of Bylaws of the Company dated as of December 31, 1991 (incorporated by reference to Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991, File Number 000-4197).

10.1		United States Lime & Minerals, Inc. 1992 Stock Option Plan, as Amended and Restated (incorporated by reference to Exhibit 10(c) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, File Number 000-4197).
10.2		United States Lime & Minerals, Inc. 2001 Long-Term Incentive Plan (incorporated by reference to Exhibit B to the Company’s definitive Proxy Statement for its Annual Meeting of Shareholders held on April 27, 2001, File Number 000-4197).
10	.2.1	Form of stock option grant agreement under the United States Lime & Minerals, Inc. 2001 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, File Number 000-4197).
10	.2.2	Form of restricted stock grant agreement under the United States Lime & Minerals, Inc. 2001 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, File Number 000-4197).
10.3		Employment Agreement dated as of October 11, 1989 between the Company and Bill R. Hughes (incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, File Number 000-4197).
10	.3.1	Amendment No. 1 dated as of February 1, 2008 to Employment Agreement dated as of October 11, 1989 between the Company and Bill R. Hughes.
10.4		Employment Agreement dated as of April 17, 1997 between the Company and Johnney G. Bowers (incorporated by reference to Exhibit 10(o) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File Number 000-4197).
10.5		Employment Agreement dated as December 8, 2000 between the Company and Timothy W. Byrne (incorporated by reference to Exhibit 10(s) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, File Number 000-4197).
10	.5.1	Amended and Restated Employment Agreement dated as of May 2, 2003 between the Company and Timothy W. Byrne (incorporated by reference to Exhibit 10.8.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, File Number 000-4197).
10	.5.2	Amendment No. 1 dated as of December 29, 2006 to Amended and Restated Employment Agreement dated as of May 2, 2003 between the Company and Timothy W. Byrne. (Incorporated by reference to Exhibit 10.7.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, File Number 000-4190).
10.6		Note and Warrant Purchase Agreement dated as of August 5, 2003 by and among United States Lime & Minerals, Inc. and Credit Trust S.A.L., ABB Finance Limited and R.S. Beall Capital Partners, LP (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, File Number 000-4197).
10.7		Form of 14% Subordinated PIK Note due 2008 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, File Number 000-4197).
10.8		Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, File Number 000-4197).
10.9		Registration Rights Agreement dated as of August 5, 2003 by and among United States Lime & Minerals, Inc. and Credit Trust S.A.L., ABB Finance Limited and R.S. Beall Capital Partners, LP (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, File Number 000-4197).
10.10		Oil and Gas Lease Agreement dated as of May 28, 2004 between Texas Lime Company and EOG Resources, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, File Number 000-4197).
10.11		Credit Agreement dated as of August 25, 2004 among United States Lime & Minerals, Inc., each Lender from time to time a party thereto, and Wells Fargo Bank, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 31, 2004, File Number 000-4197).

10.12	Security Agreement dated as of August 25, 2004 among United States Lime & Minerals, Inc., Arkansas Lime Company, Colorado Lime Company, Texas Lime Company and U. S. Lime Company — Houston, in favor of Wells Fargo Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 31, 2004, File Number 000-4197).
10.13	Stock Purchase Agreement dated as of December 28, 2005 by and among Oglebay Norton Company, O-N Minerals Company, O-N Minerals (Lime) Company and Unite States Lime & Minerals, Inc. (Incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, File Number 000-4197).
10.14	Second Amendment to Credit Agreement dated as of October 19, 2005 among United States Lime & Minerals, Inc., each Lender from time to time a party thereto, and Wells Fargo Bank, N.A., as Administrative Agent. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated October 20, 2005, File Number 000-4197).
10.15	Termination Agreement effective October 14, 2005 entered into by and between United States Lime & Minerals, Inc. and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated October 20, 2005, File Number 000-4197).
10.16	Amended and Restated Confirmation dated October 14, 2005 entered into by and between United States Lime & Minerals, Inc. and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated October 20, 2005, File Number 000-4197).
10.17	Third Amendment to Credit Agreement dated as of March 30, 2007 among United States Lime & Minerals, Inc., each Lender from time to time a party thereto, and Wells Fargo Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 30, 2007, File Number 000-4197).
21	Subsidiaries of the Company.
23.1	Consent of Independent Registered Public Accounting Firm.
23.2	Consent of Independent Petroleum Engineers.
31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer.
32.1	Section 1350 Certification by Chief Executive Officer.
32.2	Section 1350 Certification by Chief Financial Officer.

Exhibits 10.1, 10.2, 10.2.1, 10.2.2 and 10.3 through 10.5.2 are management contracts or compensatory plans or arrangements required to be filed as exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED STATES LIME & MINERALS, INC.

By:	/s/ Timothy W. Byrne
Timothy W. Byrne,
President and Chief Executive Officer

Date: March 13, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 13, 2008	By:	/s/ Timothy W. Byrne Timothy W. Byrne, President, Chief Executive Officer, and Director (Principal Executive Officer)

Date: March 13, 2008	By:	/s/ M. Michael Owens M. Michael Owens, Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: March 13, 2008	By:	/s/ Edward A. Odishaw Edward A. Odishaw, Director

Date: March 13, 2008	By:	/s/ Antoine M. Doumet Antoine M. Doumet, Director and Chairman of the Board

Date: March 13, 2008	By:	/s/ Wallace G. Irmscher Wallace G. Irmscher, Director

Date: March 13, 2008	By:	/s/ Richard W. Cardin Richard W. Cardin, Director