Form 10-Q
period 2008-03-31
UNITED STATES LIME & MINERALS INC
filed 2008-05-09
CIK 82020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐                      Accelerated filer ☐                     Non-accelerated filer ☐                      Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 8, 2008, 6,326,499 shares of common stock, $0.10 par value, were outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)
(Unaudited)

	March 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$906	$1,079
Trade receivables, net	14,572	13,210
Inventories	10,636	9,887
Prepaid expenses and other assets	902	1,155

Total current assets	27,016	25,331
Property, plant and equipment, at cost	217,564	214,101
Less accumulated depreciation	(84,511)	(81,950)

Property, plant and equipment, net	133,053	132,151

Other assets, net	691	745

Total assets	$160,760	$158,227

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of debt	$5,000	$5,000
Accounts payable	7,304	7,980
Accrued expenses	4,027	3,485

Total current liabilities	16,331	16,465
Debt, excluding current installments	53,311	54,037
Deferred tax liabilities, net	3,723	3,280
Other liabilities	4,584	2,740

Total liabilities	77,949	76,522
Stockholders’ equity:
Common stock	632	632
Additional paid-in capital	14,322	14,200
Accumulated other comprehensive loss	(3,485)	(1,641)
Retained earnings	71,424	68,581
Less treasury stock, at cost	(82)	(67)

Total stockholders’ equity	82,811	81,705

Total liabilities and stockholders’ equity	$160,760	$158,227

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands of dollars, except per share amounts)
(Unaudited)

	QUARTER ENDED
	March 31,
	2008		2007
Revenues
Lime and limestone operations	$30,581	92.0%	$27,607	93.8%
Natural gas interests	2,654	8.0%	1,833	6.2%

	33,235	100.0%	29,440	100.0%

Cost of revenues:
Labor and other operating expenses	23,319	70.2%	20,962	71.2%
Depreciation, depletion and amortization	3,151	9.4%	2,856	9.7%

	26,470	79.6%	23,818	80.9%

Gross profit	6,765	20.4%	5,622	19.1%

Selling, general and administrative expenses	1,917	5.8%	1,763	6.0%

Operating profit	4,848	14.6%	3,859	13.1%

Other expense (income):
Interest expense	979	2.9%	1,032	3.5%
Other, net	(41)	(0.1)%	(38)	(0.1)%

	938	2.8%	994	3.4%

Income before income taxes	3,910	11.8%	2,865	9.7%

Income tax expense	1,067	3.2%	806	2.7%

Net income	$2,843	8.6%	$2,059	7.0%

Income per share of common stock:

Basic	$0.45		$0.33

Diluted	$0.45		$0.33

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)
(Unaudited)

	QUARTER ENDED
	MARCH 31,
	2008	2007
Operating Activities:
Net income	$2,843	$2,059
Adjustments to reconcile net income to net cash provided by operations:
Depreciation, depletion and amortization	3,250	2,930
Amortization of financing costs	5	6
Deferred income taxes	443	310
Loss on disposition of assets	4	26
Stock-based compensation	122	106
Changes in operating assets and liabilities:
Trade receivables	(1,362)	(3,094)
Inventories	(749)	(147)
Prepaid expenses and other current assets	253	111
Other assets	(3)	34
Accounts payable and accrued expenses	(1,613)	(412)
Other liabilities	(1)	(234)

Net cash provided by operating activities	3,192	1,695

Investing Activities:
Purchase of property, plant and equipment	(2,682)	(8,249)
Proceeds from sale of property, plant and equipment	1	—

Net cash used in investing activities	(2,681)	(8,249)

Financing Activities:
Proceeds from revolving credit facilities, net	524	7,732
Repayment of term loans	(1,250)	(1,250)
Purchase of treasury shares	(15)	—
Proceeds from exercise of stock options	—	28
Tax benefit related to exercise of stock options	57	43

Net cash (used in) provided by financing activities	(684)	6,553

Net decrease in cash and cash equivalents	(173)	(1)
Cash and cash equivalents at beginning of period	1,079	285

Cash and cash equivalents at end of period	$906	$284

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Basis of Presentation
     The condensed consolidated financial statements included herein have been prepared by the Company without independent audit. In the opinion of the Company’s management, all adjustments of a normal and recurring nature necessary to present fairly the financial position, results of operations and cash flows for the periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2007. The results of operations for the three-month period ended March 31, 2008 are not necessarily indicative of operating results for the full year.
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
3. Accounting Policies
Revenue Recognition. The Company recognizes revenue for its lime and limestone operations in accordance with the terms of its purchase orders, contracts or purchase agreements, which are upon shipment, and when payment is considered probable. The Company’s returns and allowances are minimal. Revenues include external freight billed to customers with related costs in cost of revenues. External freight included in first quarter 2008 and 2007 revenues was $6.6 million and $5.8 million, respectively, which approximates the amount of external freight included in cost of revenues. Sales taxes billed to customers are not included in revenues. For its natural gas interests, the Company recognizes revenue in the month of production and sale.
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

New Accounting Pronouncements. In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 creates a single definition of fair value, along with a conceptual framework to measure fair value. SFAS 157 defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” SFAS 157 requires the Company to apply valuation techniques that (1) place greater reliance on observable inputs and less reliance on unobservable inputs and (2) are consistent with the market approach, the income approach, and/or the cost approach. SFAS 157 also requires the Company to include enhanced disclosures of fair value measurements in its financial statements. SFAS 157 is generally effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods that fall within those fiscal years. FASB Staff Position (“FSP”) FAS 157-2, “Effective Date of FASB Statement No. 157,” provides a one-year deferral of the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed in financial statements at fair value on a recurring basis (that is, at least annually). SFAS 157 was adopted, without the deferral option, by the Company on January 1, 2008 and had no effect on the Company’s financial statements.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities including an amendment of FASB Statement No. 115” (“SFAS 159”), which allows measurement at fair value of eligible financial assets and liabilities that are not otherwise measured at fair value. If the fair value option for an eligible item is elected, unrealized gains and losses for that item shall be reported in current earnings at each subsequent reporting date. SFAS 159 also establishes presentation and disclosure requirements designed to draw comparisons between the different measurement attributes the Company elects for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. SFAS 159 was adopted by the Company on January 1, 2008 and had no effect on the Company’s financial statements.
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
     The following table sets forth operating results and certain other financial data for the Company’s two business segments (in thousands):

	Quarter Ended
	March 31,
	2008	2007
Revenues
Lime and limestone operations	$30,581	$27,607
Natural gas interests	2,654	1,833

Total revenues	$33,235	$29,440

Depreciation, depletion and amortization
Lime and limestone operations	$2,960	$2,694
Natural gas interests	191	162

Total depreciation, depletion and amortization	$3,151	$2,856

Gross profit
Lime and limestone operations	$4,591	$4,268
Natural gas interests	2,174	1,354

Total gross profit	$6,765	$5,622

	Quarter Ended
	March 31,
	2008	2007
Capital expenditures
Lime and limestone operations	$2,482	$7,251
Natural gas interests	200	998

Total capital expenditures	$2,682	$8,249

5. Income Per Share of Common Stock
     The following table sets forth the computation of basic and diluted income per common share (in thousands, except per share amounts):

	Quarter Ended
	March 31,
	2008	2007
Numerator:
Income for basic and diluted income per common share	$2,843	$2,059

Denominator:
Weighted-average shares for basic income per share	6,295	6,214

Effect of dilutive securities:
Restricted shares of stock	26	8
Employee and director stock options (1)	30	81

Adjusted weighted average shares and assumed exercises for diluted income per share	6,351	6,303

Income per share of common stock:
Basic	$0.45	$0.33
Diluted	$0.45	$0.33

(1)	Options to acquire 10,000 and 8,000 shares of common stock were excluded from the calculation of dilutive securities for the quarters ended March 31, 2008 and March 31, 2007, respectively, because they were anti-dilutive.
6. Accumulated Other Comprehensive (Loss) Income
     The following table presents the components of comprehensive income (in thousands):

	Quarter Ended
	March 31,
	2008	2007
Net income	$2,843	$2,059
Change in fair value of interest rate hedge	(1,844)	(185)

Comprehensive income	$999	$1,874

     Interest expense included net payments of $15 thousand that were made pursuant to the Company’s interest rate hedges during the quarter ended March 31, 2008, compared to the receipt of payments totaling $78 thousand, net in the prior year quarter which decreased interest expense.
     Accumulated other comprehensive loss consisted of the following (in thousands):

	March 31,	December 31,
	2008	2007
Mark-to-market for interest rate hedge	$(3,155)	$(1,311)
Minimum pension liability adjustment, net of tax benefit	(330)	(330)

Accumulated other comprehensive loss	$(3,485)	$(1,641)

7. Inventories
     Inventories are valued at the lower of cost, determined using the average cost method, or market. Costs for finished goods include materials, labor, and production overhead. Inventories consisted of the following (in thousands):

	March 31,	December 31,
	2008	2007
Lime and limestone inventories:
Raw materials	$4,553	$3,978
Finished goods	1,559	1,437

	6,112	5,415
Service parts inventories	4,524	4,472

Total inventories	$10,636	$9,887

8. Banking Facilities
     The Company’s credit agreement includes a ten-year $40 million term loan (the “Term Loan”), a ten-year $20 million multiple draw term loan (the “Draw Term Loan”) and a $30 million revolving credit facility (the “Revolving Facility”) (collectively, the “Credit Facilities”). The Company had $252 thousand worth of letters of credit issued and $7.9 million outstanding on the Revolving Facility at March 31, 2008.
     The Term Loan requires quarterly principal payments of $833 thousand, which began on March 31, 2006, equating to a 12-year amortization, with a final principal payment of $7.5 million due on December 31, 2015. The Draw Term Loan requires quarterly principal payments of $417 thousand, which began on March 31, 2007, with a final principal payment of $5.4 million due on December 31, 2015. Prior to the 2007 Amendment (defined below), the maturity date for the Revolving Facility was October 20, 2010. The maturity of the Term Loan, the Draw Term Loan and the Revolving Facility can be accelerated if any event of default, as defined under the Credit Facilities, occurs.
     As of March 31, 2007, the Company entered into an amendment of its Credit Facilities (the “2007 Amendment”), primarily to reduce the interest rate margin under the Credit Facilities and to extend the maturity date of the Revolving Facility. The Credit Facilities now bear interest, at the Company’s option, at either LIBOR plus a margin of 1.125% (previously 1.25%) to 2.125% (previously 2.50%), or the Lender’s Prime Rate plus a margin of minus 0.625% (previously minus 0.50%) to plus 0.375% (previously plus 0.50%). The margins are determined quarterly in accordance with a pricing grid based upon the ratio of the Company’s total funded senior indebtedness to earnings before interest, taxes, depreciation, depletion and amortization (“EBITDA”) for the 12 months ended on the last day of the most recent calendar quarter. The pricing grid was also revised in the Company’s favor by the 2007 Amendment. As of March 31, 2008, the LIBOR and Lender’s Prime Rate margins were 1.375% and 0.0%, respectively, pursuant to the pricing grid. The 2007 Amendment also extended the maturity date of the Revolving Facility to April 2, 2012.
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
     A summary of outstanding debt at the dates indicated is as follows (in thousands):

	March 31,	December 31,
	2008	2007

Term Loan	$32,500	$33,333
Draw Term Loan	17,917	18,334
Revolving Facility	7,894	7,370

Subtotal	58,311	59,037
Less current installments	5,000	5,000

Debt, excluding current installments	$53,311	$54,037

9. Income Taxes
     The Company has estimated that its effective income tax rate for 2008 will be approximately 27.3%. As in prior periods, the primary reason for the effective rate being below the federal statutory rate is due to statutory depletion, which is allowed for income tax purposes and is a permanent difference between net income for financial reporting purposes and taxable income.
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements. Any statements contained in this Report that are not statements of historical fact are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements in this Report, including without limitation statements relating to the Company’s plans, strategies, objectives, expectations, intentions, and adequacy of resources, are identified by such words as “will,” “could,” “should,” “believe,” “expect,” “intend,” “plan,” “schedule,” “estimate,” “anticipate,” and “project.” The Company undertakes no obligation to publicly update or revise any forward-looking statements. The Company cautions that forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from expectations, including without limitation the following: (i) the Company’s plans, strategies, objectives, expectations, and intentions are subject to change at any time in the Company’s discretion; (ii) the Company’s plans and results of operations will be affected by its ability to manage its growth; (iii) the Company’s ability to meet short-term and long-term liquidity demands, including servicing the Company’s debt; (iv) inclement weather conditions; (v) increased fuel, electricity and transportation costs; (vi) unanticipated delays or cost overruns in completing construction projects; (vii) the Company’s ability to successfully integrate acquired operations; (viii) inadequate demand and/or prices for the Company’s lime and limestone products, including the additional lime production from the Company’s third kiln in Arkansas; (ix) the uncertainties of development, production and prices with respect to the Company’s natural gas interests; (x) on-going and possible new environmental and other regulatory costs, taxes and limitations on operations; and (xi) other risks and uncertainties set forth in this Report or indicated from time to time in the Company’s filings with the Securities and Exchange Commission, including the Company’s Form 10-K for the fiscal year ended December 31, 2007.

Overview.
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
     The Company’s Natural Gas Interests are held through its wholly owned subsidiary, U.S. Lime Company — O & G, LLC, and consist of royalty and working interests under a lease agreement and a drillsite agreement, with two separate operators, related to the Company’s Johnson County, Texas property, located in the Barnett Shale Formation, on which Texas Lime Company conducts its lime and limestone operations. The Company reported its first revenues and gross profit for natural gas production from its Natural Gas Interests in the first quarter 2006.
     During the first quarter 2008, average product price increases of 6.1% and increased sales volumes of the Company’s lime products resulted in financial improvement, as compared to the previous year quarter, despite the continued softness in pulverized limestone (“PLS”) sales due to reduced demand for roof shingles and the weakening economy. Demand for the Company’s lime products by the steel and highway construction industries remained steady during the quarter. The Company’s costs for fuel, electricity and transportation, including prices for coal and coke delivered to the Company’s plants, were higher in the first quarter 2008, as compared to the comparable 2007 quarter. Operating costs for the Company’s Lime and Limestone Operations are impacted by rising prices for petroleum products and solid fuels, requiring the Company to continue to increase prices for its lime and limestone products in order to maintain its historical margins.
     Revenues and gross profit from the Company’s Natural Gas Interests increased significantly in the first quarter 2008, as the number of producing wells expanded to 22 in the first quarter 2008, including four new wells that began production in March 2008, from nine wells in the first quarter 2007. Based on the ongoing drilling activity pursuant to the lease agreement, five new wells are expected to begin production and four additional wells are scheduled to begin drilling during the second quarter 2008. Given the recent higher natural gas prices and additional producing wells scheduled to be completed during 2008, the Company expects continued positive results from its Natural Gas Interests.
Liquidity and Capital Resources.
     Net cash provided by operating activities was $3.2 million in the first quarter 2008, compared to $1.7 million in the comparable 2007 period, an increase of $1.5 million, or 88.3%. Net cash provided by operating activities is composed of net income, depreciation, depletion and amortization (“DD&A”), deferred income taxes and other non-cash items included in net income, and changes in working capital. In the 2008 quarter, cash provided by operating activities was principally composed of $2.8 million net income and $3.3 million DD&A, compared to $2.1 million net income and $2.9 million DD&A in the first quarter 2007. The most significant changes in working capital in the 2008 quarter were a net increase in trade receivables of $1.4 million and net decrease in accounts payable and accrued expenses of $1.6 million. The most significant change in working capital items in the 2007 quarter was a $3.1 million net increase in trade receivables. The net increases in trade receivables primarily resulted from an increase in revenues in the first quarters 2008 and 2007 compared to the fourth quarters 2007 and 2006, respectively.

     The Company invested $2.7 million in capital expenditures in the first quarter 2008, compared to $8.2 million in the same period last year. Included in capital expenditures was approximately $4.1 million for the third kiln project at Arkansas during the first quarter 2007, and $200 thousand and $1.0 million for the first quarters 2008 and 2007, respectively, for drilling and completion costs for the Company’s working interests in natural gas wells.
     Net cash used in financing activities was $684 thousand in the 2008 quarter, including $1.3 million for repayment of term loan debt, partially offset by net proceeds of $524 thousand from the Company’s revolving credit facility. Net cash provided by financing activities was $6.6 million in the 2007 quarter, including proceeds of $7.7 million from the Company’s revolving credit facility, partially offset by $1.3 million for repayment of term loan debt.
     The Company’s credit agreement includes a ten-year $40 million term loan (the “Term Loan”), a ten-year $20 million multiple draw term loan (the “Draw Term Loan”) and a $30 million revolving credit facility (the “Revolving Facility”) (collectively, the “Credit Facilities”). The Company had $252 thousand worth of letters of credit issued and $7.9 million outstanding on the Revolving Facility at March 31, 2008.
     The Term Loan requires quarterly principal payments of $833 thousand, which began on March 31, 2006, equating to a 12-year amortization, with a final principal payment of $7.5 million due on December 31, 2015. The Draw Term Loan requires quarterly principal payments of $417 thousand, which began on March 31, 2007, with a final principal payment of $5.4 million due on December 31, 2015. Prior to the 2007 Amendment (defined below), the maturity date for the Revolving Facility was October 20, 2010. The maturity of the Term Loan, the Draw Term Loan and the Revolving Facility can be accelerated if any event of default, as defined under the Credit Facilities, occurs.
     As of March 31, 2007, the Company entered into an amendment of its Credit Facilities (the “2007 Amendment”), primarily to reduce the interest rate margin under the Credit Facilities and to extend the maturity date of the Revolving Facility. The Credit Facilities now bear interest, at the Company’s option, at either LIBOR plus a margin of 1.125% (previously 1.25%) to 2.125% (previously 2.50%), or the Lender’s Prime Rate plus a margin of minus 0.625% (previously minus 0.50%) to plus 0.375% (previously plus 0.50%). The margins are determined quarterly in accordance with a pricing grid based upon the ratio of the Company’s total funded senior indebtedness to earnings before interest, taxes, depreciation, depletion and amortization (“EBITDA”) for the 12 months ended on the last day of the most recent calendar quarter. The pricing grid was also revised in the Company’s favor by the 2007 Amendment. As of March 31, 2008, the LIBOR and Lender’s Prime Rate margins were 1.375% and 0.0%, respectively, pursuant to the pricing grid. The 2007 Amendment also extended the maturity date of the Revolving Facility to April 2, 2012.
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
     The Company is not contractually committed to any planned capital expenditures for its Lime and Limestone Operations until actual orders are placed for equipment. Under the Company’s oil and gas lease agreement, and pursuant to the Company’s subsequent elections to participate as a 20%

working interest owner, unless, within five days after receiving an AFE (authorization for expenditures) for a proposed well, the Company provides notice otherwise, the Company is deemed to have elected to participate as a 20% working interest owner. As a 20% working interest owner, the Company is responsible for 20% of the costs to drill and complete the well. Pursuant to the drillsite agreement, the Company, as a 12.5% working interest owner, is responsible for 12.5% of the costs to drill and complete each well. As of March 31, 2008, the Company had no material open orders or commitments that are not included in current liabilities on the March 31, 2008 Condensed Consolidated Balance Sheet.
     As of March 31, 2008, the Company had $58.3 million in total debt outstanding.
Results of Operations.
     Revenues increased to $33.2 million in the first quarter 2008 from $29.4 million in the first quarter 2007, an increase of $3.8 million, or 12.9%. Revenues from the Company’s Lime and Limestone Operations increased $3.0 million, or 10.8%, to $30.6 million in the first quarter 2008, compared to the Company’s first quarter 2007 level of $27.6 million, while revenues from its Natural Gas Interests increased $821 thousand, or 44.8%, to $2.7 million from $1.8 million in the comparable 2007 quarter. The increase in lime and limestone revenues primarily resulted from average price increases for products of approximately 6.1%, as well as increased sales volumes of the Company’s lime products.
     Production volumes from the Company’s Natural Gas Interests for the first quarter 2008 totaled 262 thousand MCF, sold at an average price of $10.15 per MCF, compared to 226 thousand MCF, sold at an average price of $8.13 per MCF, in the comparable 2007 quarter. Twenty-two wells, including four wells under the drillsite agreement, were producing during the first quarter 2008, compared to nine in the first quarter 2007. The twenty-two wells included four new wells that began production in March 2008. Five producing wells were shut-in for significant periods during the 2008 quarter due to extensive drilling and completion activities associated with five new wells expected to begin production in the second quarter 2008. The shut-in wells should also resume production in the second quarter 2008.
     The Company’s gross profit for the first quarter 2008 was $6.8 million, compared to $5.6 million for the comparable 2007 quarter, an increase of $1.1 million, or 20.3%. Included in gross profit for the 2008 quarter is $4.6 million from the Company’s Lime and Limestone Operations, compared to $4.3 million in the 2007 quarter, an increase of $323 thousand, or 7.6%, and $2.2 million from the Company’s Natural Gas Interests, compared to $1.4 million in the 2007 quarter, an increase of $820 thousand, or 60.6%. The increase in gross profit from Lime and Limestone Operations was primarily due to the 10.8% increase in revenues, partially offset by increased fuel, electricity and transportation costs, as well as additional depreciation, mostly as a result of the completion of the third kiln project in the first quarter 2007.
     Selling, general and administrative expenses (“SG&A”) increased to $1.9 million in the first quarter 2008 from $1.8 million in the first quarter 2007, an increase of $154 thousand, or 8.7%. As a percentage of revenues, SG&A decreased to 5.8% in the 2008 quarter compared to 6.0% in the 2007 quarter.
     Interest expense in the first quarter 2008 decreased $53 thousand, or 5.1%, to $979 thousand, compared to $1.0 million in the first quarter 2007. The decrease in interest expense in the 2008 period primarily resulted from reduced interest rates and decreased average outstanding debt, partially offset by $130 thousand of interest capitalized in first quarter 2007 as part of the construction of the Arkansas third kiln project.
     Income tax expense increased to $1.1 million in the first quarter 2008 from $806 thousand in the first quarter 2007, an increase of $261 thousand, or 32.4%. The increase in income taxes in the

2008 period compared to the comparable 2007 period was due to the increase in income before income taxes.
     The Company’s net income was $2.8 million ($0.45 per share diluted) during the first quarter 2008, compared to net income of $2.1 million ($0.33 per share diluted) during the first quarter 2007, an increase of $784 thousand, or 38.1%.
ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk.
     The Company is exposed to changes in interest rates, primarily as a result of floating interest rates on the Revolving Facility. At March 31, 2008, the Company had $58.3 million of indebtedness outstanding under floating rate debt. The Company has entered into interest rate swap agreements to swap floating rates for fixed LIBOR rates at 4.695%, plus the applicable margin, through maturity on the Term Loan balance of $32.5 million, 4.875%, plus the applicable margin, on $13.4 million of the Draw Term Loan balance and 5.50%, plus the applicable margin, on the remaining $4.5 million of the Draw Term Loan balance, leaving the $7.9 million Revolving Facility balance subject to interest rate risk at March 31, 2008. Assuming no additional borrowings or repayments on the Revolving Facility, a 100 basis point increase in interest rates would result in an increase in interest expense and a decrease in income before taxes of approximately $79 thousand per year. This amount has been estimated by calculating the impact of such hypothetical interest rate increase on the Company’s non-hedged, floating rate debt of $7.9 million outstanding under the Revolving Facility at March 31, 2008 and assuming it remains outstanding over the next 12 months. Additional borrowings under the Revolving Facility would increase this estimate. See Note 8 of Notes to Condensed Consolidated Financial Statements.
ITEM 4T: CONTROLS AND PROCEDURES
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

PART II. OTHER INFORMATION
ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     The Company’s 2001 Long-Term Incentive Plan and 1992 Stock Option Plan allow employees and directors to pay the exercise price for stock options and the tax withholding liability for the lapse of restrictions on restricted stock by payment in cash and/or delivery of shares of the Company’s common stock. In the first quarter 2008, pursuant to these provisions the Company received 506 shares of its common stock for the payment of tax withholding liability for the lapse of restrictions on restricted stock. The 506 shares were valued at $29.84 per share, the fair market value of one share of the Company’s common stock on the date they were tendered to the Company.
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

UNITED STATES LIME & MINERALS, INC.
May 9, 2008	By:	/s/ Timothy W. Byrne
Timothy W. Byrne
President and Chief Executive Officer (Principal Executive Officer)

May 9, 2008	By:	/s/ M. Michael Owens
M. Michael Owens
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

UNITED STATES LIME & MINERALS, INC.
Quarterly Report on Form 10-Q
Quarter Ended
March 31, 2008
Index to Exhibits

EXHIBIT
NUMBER	DESCRIPTION

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.

32.1	Section 1350 Certification by the Chief Executive Officer.

32.2	Section 1350 Certification by the Chief Financial Officer.