Form 10-Q
period 2008-06-30
UNITED STATES LIME & MINERALS INC
filed 2008-08-08
CIK 82020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 6, 2008, 6,329,246 shares of common stock, $0.10 par value, were outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)
(Unaudited)

		December 31,
	June 30, 2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$933	$1,079
Trade receivables, net	19,763	13,210
Inventories	11,462	9,887
Prepaid expenses and other assets	671	1,155

Total current assets	32,829	25,331

Property, plant and equipment, at cost	222,687	214,101
Less accumulated depreciation	(87,538)	(81,950)

Property, plant and equipment, net	135,149	132,151

Other assets, net	634	745

Total assets	$168,612	$158,227

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of debt	$5,000	$5,000
Accounts payable	11,246	7,980
Accrued expenses	4,432	3,485

Total current liabilities	20,678	16,465

Debt, excluding current installments	49,603	54,037
Deferred tax liabilities, net	4,752	3,280
Other liabilities	2,656	2,740

Total liabilities	77,689	76,522

Stockholders’ equity:
Common stock	632	632
Additional paid-in capital	14,496	14,200
Accumulated other comprehensive loss	(1,565)	(1,641)
Retained earnings	77,481	68,581
Less treasury stock, at cost	(121)	(67)

Total stockholders’ equity	90,923	81,705

Total liabilities and stockholders’ equity	$168,612	$158,227

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands of dollars, except per share amounts)
(Unaudited)

	THREE MONTHS ENDED				SIX MONTHS ENDED
	June 30,				June 30,
	2008		2007		2008		2007
Revenues
Lime and limestone operations	$36,420	88.4%	$29,822	92.6%	$67,001	90.0%	$57,429	93.2%
Natural gas interests	4,763	11.6%	2,387	7.4%	7,417	10.0%	4,220	6.8%

	41,183	100.0%	32,209	100.0%	74,418	100.0%	61,649	100.0%
Cost of revenues:
Labor and other operating expenses	26,846	65.2%	21,835	67.8%	50,165	67.4%	42,797	69.4%
Depreciation, depletion and amortization	3,173	7.7%	3,181	9.9%	6,324	8.5%	6,037	9.8%

	30,019	72.9%	25,016	77.7%	56,489	75.9%	48,834	79.2%

Gross profit	11,164	27.1%	7,193	22.3%	17,929	24.1%	12,815	20.8%

Selling, general and administrative expenses	1,997	4.9%	1,792	5.6%	3,914	5.3%	3,555	5.8%

Operating profit	9,167	22.2%	5,401	16.8%	14,015	18.8%	9,260	15.0%

Other expense (income):
Interest expense	911	2.2%	1,146	3.5%	1,890	2.5%	2,178	3.5%
Other, net	(42)	(0.1)%	(78)	(0.2)%	(83)	(0.1)%	(116)	(0.2)%

	869	2.1%	1,068	3.3%	1,807	2.4%	2,062	3.3%

Income before income taxes	8,298	20.1%	4,333	13.5%	12,208	16.4%	7,198	11.7%

Income tax expense	2,241	5.4%	1,166	3.6%	3,308	4.4%	1,972	3.2%

Net income	$6,057	14.7%	$3,167	9.8%	$8,900	12.0%	$5,226	8.5%

Income per share of common stock:

Basic	$0.96		$0.51		$1.41		$0.84

Diluted	$0.95		$0.50		$1.40		$0.83

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)
(Unaudited)

	SIX MONTHS ENDED
	June 30,
	2008	2007

Operating Activities:
Net income	$8,900	$5,226
Adjustments to reconcile net income to net cash provided by operations:
Depreciation, depletion and amortization	6,521	6,140
Amortization of financing costs	11	11
Deferred income taxes	1,472	707
Loss on disposition of assets	6	38
Stock-based compensation	296	152
Changes in operating assets and liabilities:
Trade receivables, net	(6,553)	(2,751)
Inventories	(1,575)	(916)
Prepaid expenses and other current assets	484	365
Other assets	(4)	57
Accounts payable and accrued expenses	1,785	(402)
Other liabilities	(9)	(223)

Net cash provided by operating activities	11,334	8,404

Investing Activities:
Purchase of property, plant and equipment	(7,057)	(11,712)
Proceeds from sale of property, plant and equipment	8	—

Net cash used in investing activities	(7,049)	(11,712)

Financing Activities:
(Repayments of) proceeds from revolving credit facilities, net	(1,934)	5,870
Repayment of term loans	(2,500)	(2,500)
Purchase of treasury shares	(54)	(37)
Proceeds from exercise of stock options	—	190
Tax benefit related to exercise of stock options	57	56

Net cash (used in) provided by financing activities	(4,431)	3,579

Net (decrease) increase in cash and cash equivalents	(146)	271
Cash and cash equivalents at beginning of period	1,079	285

Cash and cash equivalents at end of period	$933	$556

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Basis of Presentation
     The unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company’s management, all adjustments of a normal and recurring nature necessary to present fairly the financial position, results of operations and cash flows for the periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2007 and the Company’s Quarterly Report on Form 10-Q for the three-month period ended March 31, 2008. The results of operations for the three- and six-month periods ended June 30, 2008 are not necessarily indicative of operating results for the full year.
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
3. Accounting Policies
Revenue Recognition. The Company recognizes revenue for its lime and limestone operations in accordance with the terms of its purchase orders, contracts or purchase agreements, which are upon shipment, and when payment is considered probable. The Company’s returns and allowances are minimal. Revenues include external freight billed to customers with related costs in cost of revenues. External freight included in 2008 and 2007 revenues was $8.2 million and $6.6 million for the three-month periods, and $14.8 million and $12.4 million for the six-month periods, respectively, which approximates the amount of external freight included in cost of revenues. Sales taxes billed to customers are not included in revenues. For its natural gas interests, the Company recognizes revenue in the month of production and sale.
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
New Accounting Pronouncements. In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 creates a single definition of fair value, along with a conceptual framework to measure fair value. SFAS 157 defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” SFAS 157 requires the Company to apply valuation techniques that (1) place greater reliance on observable inputs and less reliance on unobservable inputs and (2) are consistent with the market approach, the income approach, and/or the cost approach. SFAS 157 also requires the Company to include enhanced disclosures of fair value measurements in its financial statements. SFAS 157 is generally effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods that fall within those fiscal years. FASB Staff Position (“FSP”) SFAS No. 157-2, “Effective Date of FASB Statement No. 157,” provides a one-year deferral of the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed in financial statements at fair value on a recurring basis (that is, at least annually). SFAS 157 was adopted, without the deferral option, by the Company on January 1, 2008 and had no effect on the Company’s financial statements.
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
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”), which establishes the principles and requirements for how an acquirer: (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) replaces SFAS No. 141, “Business Combinations.” SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.
In March 2008, the FASB issued SFAS No. 161 (“SFAS 161”), “Disclosures About Derivative Instruments and Hedging Activities,” which amends SFAS 133 and expands disclosures to include information about the fair value of derivatives, related credit risks and a company’s strategies and objectives for using derivatives. SFAS 161 is effective for fiscal periods beginning on or after November 15, 2008. Early adoption is encouraged. The Company is currently determining the effect, if any, this pronouncement will have on its financial statements.
In May 2008, the FASB issued SFAS No. 162 (“SFAS 162”), “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The adoption of SFAS 162 is not expected to have a material effect on the Company’s consolidated financial statements.
In April 2008, the FASB FSP No. SFAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP SFAS 142-3”). FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”). The intent of FSP SFAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under FAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other applicable accounting literature. FSP SFAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and must be applied prospectively to intangible assets acquired after the effective date. The Company is currently determining the effect, if any, this pronouncement will have on its financial statements.
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
     The following table sets forth operating results and certain other financial data for the Company’s two business segments (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues
Lime and limestone operations	$36,420	29,822	$67,001	57,429
Natural gas interests	4,763	2,387	7,417	4,220

Total revenues	$41,183	32,209	$74,418	61,649

Depreciation, depletion and amortization
Lime and limestone operations	$2,900	2,887	$5,860	5,581
Natural gas interests	273	294	464	456

Total depreciation, depletion, amortization	$3,173	3,181	$6,324	6,037

Gross profit
Lime and limestone operations	$7,134	5,610	$11,725	9,878
Natural gas interests	4,030	1,583	6,204	2,937

Total gross profit	$11,164	7,193	$17,929	12,815

Capital expenditures
Lime and limestone operations	$2,097	2,892	$4,579	10,143
Natural gas interests	2,278	571	2,478	1,569

Total capital expenditures	$4,375	3,463	$7,057	11,712

5. Income Per Share of Common Stock
     The following table sets forth the computation of basic and diluted income per common share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Numerator:
Income for basic and diluted income per common share	$6,057	3,167	$8,900	5,226

Denominator:
Weighted-average shares for basic income per share	6,297	6,243	6,296	6,228

Effect of dilutive securities:
Restricted shares of stock	29	24	27	16
Employee and director stock options (1)	38	64	34	73

Adjusted-weighted average shares and assumed exercises for diluted income per share	6,364	6,331	6,357	6,317

Income per share of common stock:

Basic	$0.96	0.51	$1.41	0.84
Diluted	$0.95	0.50	$1.40	0.83

(1)	Options to acquire 10,000 shares of common stock were excluded from the calculation of dilutive securities for the 2007 periods because they were anti-dilutive.
6. Accumulated Other Comprehensive Loss
     The following table presents the components of comprehensive income (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net income	$6,057	3,167	$8,900	5,226
Change in fair value of interest rate hedge	1,920	1,098	76	913

Comprehensive income	$7,977	4,265	$8,976	6,139

     Interest expense included net payments of $271 and $286 thousand that were made pursuant to the Company’s interest rate hedges during the three- and six-month periods ended June 30, 2008, respectively, compared to the receipt of payments totaling $75 and $153 thousand, net in the comparable prior year three- and six-month periods, respectively, which decreased interest expense.
     Accumulated other comprehensive loss consisted of the following (in thousands):

	June 30,	December 31,
	2008	2007
Mark-to-market for interest rate hedge	$(1,235)	$(1,311)
Minimum pension liability adjustment, net of tax benefit	(330)	(330)

Accumulated other comprehensive loss	$(1,565)	$(1,641)

7. Inventories
     Inventories are valued at the lower of cost, determined using the average cost method, or market. Costs for finished goods include materials, labor, and production overhead. Inventories consisted of the following (in thousands):

	June 30,	December 31,
	2008	2007
Lime and limestone inventories:
Raw materials	$4,874	$3,978
Finished goods	1,821	1,437

	6,695	5,415
Service parts inventories	4,767	4,472

Total inventories	$11,462	$9,887

8. Banking Facilities
     The Company’s credit agreement includes a ten-year $40 million term loan (the “Term Loan”), a ten-year $20 million multiple draw term loan (the “Draw Term Loan”) and a $30 million revolving credit facility (the “Revolving Facility”) (collectively, the “Credit Facilities”). The Company had $252 thousand worth of letters of credit issued and $5.4 million outstanding on the Revolving Facility at June 30, 2008.
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
          As of March 31, 2007, the Company entered into an amendment of its Credit Facilities (the “2007 Amendment”), primarily to reduce the interest rate margin under the Credit Facilities and to extend the maturity date of the Revolving Facility. The Credit Facilities now bear interest, at the Company’s option, at either LIBOR plus a margin of 1.125% (previously 1.25%) to 2.125% (previously 2.50%), or the Lender’s Prime Rate plus a margin of minus 0.625% (previously minus 0.50%) to plus 0.375% (previously plus 0.50%). The margins are determined quarterly in accordance with a pricing grid based upon the ratio of the Company’s total funded senior indebtedness to earnings before interest, taxes, depreciation, depletion and amortization (“EBITDA”) for the 12 months ended on the last day of the most recent calendar quarter. The pricing grid was also revised in the Company’s favor by the 2007 Amendment. For the second quarter 2008, the LIBOR and Lender’s Prime Rate margins were 1.375% and minus 0.375% respectively, pursuant to the pricing grid. During the third quarter 2008, the LIBOR and Lender’s Prime Rate margins will reduce to 1.125% and minus 0.625%, respectively. The 2007 Amendment also extended the maturity date of the Revolving Facility to April 2, 2012.
     The Company has a hedge that fixes LIBOR at 4.695% on the outstanding balance of the Term Loan for the period December 30, 2005 through its maturity date, resulting in an interest rate of 6.07% based on the second quarter 2008 LIBOR margin of 1.375%. Effective December 30, 2005, the Company also entered into a hedge that fixes LIBOR at 4.875% on 75% of the outstanding balance on the Draw Term Loan through its maturity date, resulting in an interest rate of 6.25% based on the second quarter 2008 LIBOR margin of 1.375%. Effective June 30, 2006, the Company entered into a third hedge that fixes LIBOR at 5.50% on the remaining 25% of the outstanding balance of the Draw Term Loan through its maturity date, resulting in an interest rate of 6.875% based on the second quarter 2008 LIBOR margin of 1.375%. The Company designated all of the hedges as cash flow hedges, and as such, changes in their fair market value are included in other comprehensive (loss) income. The Company is exposed to credit losses in the event of non-performance by the counterparty of the hedges.
     A summary of outstanding debt at the dates indicated is as follows (in thousands):

	June 30,	December 31,
	2008	2007

Term Loan	$31,666	$33,333
Draw Term Loan	17,500	18,334
Revolving Facility	5,437	7,370

Subtotal	54,603	59,037
Less current installments	5,000	5,000

Debt, excluding current installments	$49,603	$54,037

9. Income Taxes
     The Company has estimated that its effective income tax rate for 2008 will be approximately 27.1%. As in prior periods, the primary reason for the effective rate being below the federal statutory rate is due to statutory depletion, which is allowed for income tax purposes and is a permanent difference between net income for financial reporting purposes and taxable income.
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
     During the first six months 2008, average price increases of 7.2% for the Company’s lime and limestone products and increased sales volumes of the Company’s lime products resulted in financial improvement, as compared to the previous year period, despite the continued softness in pulverized limestone (“PLS”) sales due to reduced demand for roof shingles and the weakening economy. Demand for the Company’s lime products by the steel industry improved and highway construction industry demand remained steady during the first half 2008. The Company’s costs for fuel, electricity and transportation, including prices for coal and coke delivered to the Company’s plants, were higher in the first half of 2008, as compared to the comparable 2007 period. Despite the increase in the Company’s lime and limestone operating costs, increased steel demand and higher average selling prices of 7.5% in the second quarter 2008 resulted in an improvement in gross profit margin as a percentage of lime and limestone revenues compared to recent periods. The weakening economy remains a concern for demand for the Company’s lime and limestone in the second half 2008, and operating costs for the Company’s Lime and Limestone Operations continue to be impacted by rising prices for petroleum products and solid fuels. These items, along with the reduced PLS sales, require that the Company continue to increase prices for its lime and limestone products in order to return to its historical gross profit margins.
     Revenues and gross profit from the Company’s Natural Gas Interests increased significantly in the first half 2008, as the number of producing wells expanded to 25 in the second quarter 2008, including three new wells that began production in May 2008, compared to 12 wells in production in the second quarter 2007. Based on the ongoing drilling activity pursuant to the lease agreement, five new wells under the lease agreement are expected to begin production in the second half 2008. Given the recent higher natural gas prices and additional producing wells scheduled to be completed during 2008, the Company expects continued positive results from its Natural Gas Interests.
     Due to its increased market capitalization, the Company was added to the Russell 3000® Index when the Russell Investment Group reconstituted its comprehensive set of U.S. and global equity indexes on June 27, 2008. The Russell 3000® Index measures the performance of the largest 3000 U.S. companies representing approximately 98% of the investable U.S. equity market.
Liquidity and Capital Resources.
     Net cash provided by operating activities was $11.3 million in the six months ended June 30, 2008, compared to $8.4 million in the comparable 2007 period, an increase of $2.9 million, or 34.9%. Net cash provided by operating activities is composed of net income, depreciation, depletion and amortization (“DD&A”), deferred income taxes and other non-cash items included in net income, and changes in working capital. In the first half 2008, cash provided by operating activities was principally composed of $8.9 million net income, $1.5 million deferred income taxes and $6.5 million DD&A, compared to $5.2 million net income, $707 thousand deferred income taxes and $6.1 million DD&A in the first half 2007. The most significant changes in working capital in the first half 2008 were a net increase in trade receivables, inventories and accounts payable and accrued expenses of $6.5 million, $1.6 million and $1.8 million, respectively. The most significant change in working capital items in the first half 2007 were net increases in trade receivables and inventories of $2.8 million and $916 thousand, respectively. The net increases in trade receivables primarily resulted from an increase in revenues in the second quarters 2008 and 2007, compared to the fourth quarters 2007 and 2006, respectively.
     The Company invested $7.1 million in capital expenditures in the first half 2008, compared to $11.7 million in the same period last year. Included in capital expenditures during the first half 2008 and 2007 were $2.5 million and $1.6 million, respectively, for drilling and completion costs for the Company’s working interests in natural gas wells. The first half 2008 included $1.3 million for the development of a new quarry at the Company’s Arkansas facilities. The first half 2007 included $5.5 million for the third kiln project at Arkansas.
     Net cash used in financing activities was $4.4 million in the first half 2008, including $2.5 million for repayment of term loan debt and $1.9 million repayment of the Company’s revolving credit facility. Net cash provided by financing activities was $3.6 million in the first half 2007, including proceeds of $5.9 million from the Company’s revolving credit facility, partially offset by $2.5 million for repayment of term loan debt.
     The Company’s credit agreement includes a ten-year $40 million term loan (the “Term Loan”), a ten-year $20 million multiple draw term loan (the “Draw Term Loan”) and a $30 million revolving credit facility (the “Revolving Facility”) (collectively, the “Credit Facilities”). The Company had $252 thousand worth of letters of credit issued and $5.4 million outstanding on the Revolving Facility at June 30, 2008.
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
     As of March 31, 2007, the Company entered into an amendment of its Credit Facilities (the “2007 Amendment”), primarily to reduce the interest rate margin under the Credit Facilities and to extend the maturity date of the Revolving Facility. The Credit Facilities now bear interest, at the Company’s option, at either LIBOR plus a margin of 1.125% (previously 1.25%) to 2.125% (previously 2.50%), or the Lender’s Prime Rate plus a margin of minus 0.625% (previously minus 0.50%) to plus 0.375% (previously plus 0.50%). The margins are determined quarterly in accordance with a pricing grid based upon the ratio of the Company’s total funded senior indebtedness to earnings before interest, taxes, depreciation, depletion and amortization (“EBITDA”) for the 12 months ended on the last day of the most recent calendar quarter. The pricing grid was also revised in the Company’s favor by the 2007 Amendment. For the second quarter 2008, the LIBOR and Lender’s Prime Rate margins were 1.375% and minus 0.375%, respectively, pursuant to the pricing grid. During the third quarter 2008, the LIBOR and Lender’s Prime Rate margins will reduce to 1.125% and minus 0.625%, respectively. The 2007 Amendment also extended the maturity date of the Revolving Facility to April 2, 2012.

     The Company has a hedge that fixes LIBOR at 4.695% on the outstanding balance of the Term Loan for the period December 30, 2005 through its maturity date, resulting in an interest rate of 6.07% based on the second quarter 2008 LIBOR margin of 1.375%. Effective December 30, 2005, the Company also entered into a hedge that fixes LIBOR at 4.875% on 75% of the outstanding balance on the Draw Term Loan through its maturity date, resulting in an interest rate of 6.25% based on the second quarter 2008 LIBOR margin of 1.375%. Effective June 30, 2006, the Company entered into a third hedge that fixes LIBOR at 5.50% on the remaining 25% of the outstanding balance of the Draw Term Loan through its maturity date, resulting in an interest rate of 6.875% based on the second quarter 2008 LIBOR margin of 1.375%. The Company designated all of the hedges as cash flow hedges, and as such, changes in their fair market value are included in other comprehensive (loss) income. The Company is exposed to credit losses in the event of non-performance by the counterparty of the hedges.
     The Company is not contractually committed to any planned capital expenditures for its Lime and Limestone Operations until actual orders are placed for equipment. Under the Company’s oil and gas lease agreement, and pursuant to the Company’s subsequent elections to participate as a 20% working interest owner, unless, within five days after receiving an AFE (authorization for expenditures) for a proposed well, the Company provides notice otherwise, the Company is deemed to have elected to participate as a 20% working interest owner. As a 20% working interest owner, the Company is responsible for 20% of the costs to drill and complete the well. Pursuant to the drillsite agreement, the Company, as a 12.5% working interest owner, is responsible for 12.5% of the costs to drill and complete each well. As of June 30, 2008, the Company had no material open orders or commitments that are not included in current liabilities on the June 30, 2008 Condensed Consolidated Balance Sheet.
     As of June 30, 2008, the Company had $49.6 million in total debt outstanding.
Results of Operations.
     Revenues increased to $41.2 million in the second quarter 2008 from $32.2 million in the second quarter 2007, an increase of $9.0 million, or 27.9%. Revenues from the Company’s Lime and Limestone Operations increased $6.6 million, or 22.1%, to $36.4 million in the second quarter 2008, compared to the Company’s second quarter 2007 level of $29.8 million, while revenues from its Natural Gas Interests nearly doubled to $4.8 million from $2.4 million. For the six months ended June 30, 2008, revenues increased to $74.4 million from $61.6 million in the comparable 2007 period, an increase of $12.8 million, or 20.7%. Revenues from the Company’s Lime and Limestone Operations increased $9.6 million, or 16.7%, to $67.0 million from $57.4 million in the comparable 2007 period, while revenues from its Natural Gas Interests increased $3.2 million, or 75.8%, to $7.4 million in the first half 2008 from $4.2 million in the comparable 2007 period. The increase in lime and limestone revenues primarily resulted from average price increases for products of approximately 7.5% and 7.2% in the second quarter and first half 2008, respectively, compared to the comparable 2007 periods, as well as increased sales volumes of the Company’s lime products, primarily to the steel industry.
     Production volumes from the Company’s Natural Gas Interests for the second quarter 2008 totaled 359 thousand MCF, sold at an average price of $13.27 per MCF, compared to 273 thousand MCF, sold at an average price of $8.75 per MCF, in the comparable 2007 quarter. Production volumes for the first half 2008 from Natural Gas Interests totaled 620 thousand MCF, sold at an average price of $11.95 per MCF, compared to 498 thousand MCF, sold at an average price of $8.47 per MCF, in the first half 2007. Twenty-five wells, including four wells under the drillsite agreement, were producing during the second quarter 2008, compared to 12 wells, including two wells under the drillsite agreement, in the second quarter 2007. The 25 wells included three new wells under the lease agreement that began production in May 2008.

     The Company’s gross profit for the second quarter 2008 was $11.2 million, compared to $7.2 million in the comparable 2007 quarter, an increase of $4.0 million, or 55.2%. Gross profit for the first six months 2008 was $17.9 million, an increase of $5.1 million, or 39.9%, from $12.8 million in the prior year comparable period. Included in gross profit for the second quarter and first half 2008 were $7.1 million and $11.7 million, respectively, from the Company’s Lime and Limestone Operations, compared to $5.6 million and $9.9 million, respectively, in the comparable 2007 periods. Gross Profit for the second quarter and first half 2008 included $4.0 million and $6.2 million, respectively, from the Company’s Natural Gas Interests, compared to $1.6 million and $2.9 million, respectively, in the comparable 2007 periods. The increases in gross profit from Lime and Limestone Operations were primarily due to the increased revenues, partially offset by increased fuel, electricity and transportation costs.
     Selling, general and administrative expenses (“SG&A”) increased to $2.0 million in the second quarter 2008 from $1.8 million in the second quarter 2007, an increase of $205 thousand, or 11.4%. As a percentage of revenues, SG&A decreased to 4.9% in the 2008 quarter compared to 5.6% in the comparable 2007 quarter. SG&A increased to $3.9 million in the first six months 2008 from $3.6 million in the comparable 2007 period, an increase of $359 thousand, or 10.1%. As a percentage of revenues, SG&A in the first six months 2008 decreased to 5.3%, compared to 5.8% in the comparable 2007 period.
     Interest expense in the second quarter 2008 decreased $235 thousand, or 20.5%, to $911 thousand, compared to $1.1 million in the second quarter 2007. Interest expense in the first six months 2008 decreased to $1.9 million from $2.2 million in the first six months 2007, a decrease of $288 thousand, or 13.2%. The decreases in interest expense in the 2008 periods primarily resulted from decreased average outstanding debt due to the repayment of $13.4 million of debt since June 30, 2007.
     Income tax expense increased to $2.2 million in the second quarter 2008 from $1.2 million in the second quarter 2007, an increase of $1.1 million, or 92.2%. For the first six months 2008, income tax expense increased to $3.3 million from $2.0 million in the comparable 2007 period, an increase of $1.3 million, or 67.8%. The increases in income taxes in the 2008 periods compared to the comparable 2007 periods were due to the increase in income before income taxes.
     The Company’s net income was $6.1 million ($0.95 per share diluted) during the second quarter 2008, compared to net income of $3.2 million ($0.50 per share diluted) during the second quarter 2007, an increase of $2.9 million, or 91.3%. Net income for the second half 2008 was $8.9 million, an increase of $3.7 million, or 70.3%, compared to the first half 2007 income of $5.2 million.
ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk.
     The Company is exposed to changes in interest rates, primarily as a result of floating interest rates on the Revolving Facility. At June 30, 2008, the Company had $54.6 million of indebtedness outstanding under floating rate debt. The Company has entered into interest rate swap agreements to swap floating rates for fixed LIBOR rates at 4.695%, plus the applicable margin, through maturity on the Term Loan balance of $31.7 million, 4.875%, plus the applicable margin, on $13.1 million of the Draw Term Loan balance and 5.50%, plus the applicable margin, on the remaining $4.4 million of the Draw Term Loan balance, leaving the $5.4 million Revolving Facility balance subject to interest rate risk at June 30, 2008. Assuming no additional borrowings or repayments on the Revolving Facility, a 100 basis point increase in interest rates would result in an increase in interest expense and a decrease in income before taxes of approximately $54 thousand per year. This amount has been estimated by calculating the impact of such hypothetical interest rate increase on the Company’s non-hedged, floating rate debt of $5.4 million outstanding under the Revolving Facility at June 30, 2008 and assuming it remains outstanding over the next 12 months. Additional borrowings under the Revolving Facility would increase this estimate. See Note 8 of Notes to Condensed Consolidated Financial Statements.

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
PART II. OTHER INFORMATION
ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     The Company’s 2001 Long-Term Incentive Plan and 1992 Stock Option Plan allow employees and directors to pay the exercise price for stock options and the tax withholding liability for the lapse of restrictions on restricted stock by payment in cash and/or delivery of shares of the Company’s common stock. In the second quarter 2008, pursuant to these provisions the Company received a total of 1,111 shares of its common stock (120 shares in payment to exercise stock options and 991 shares for the payment of tax withholding liability for the lapse of restrictions on restricted stock). The 1,111 shares were valued at $31.25 to $39.42 per share (weighted average of $35.92 per share), the fair market value of one share of the Company’s common stock on the date they were tendered to the Company.
ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          The Company’s Annual Meeting of Shareholders was held on May 2, 2008 in Dallas, Texas. The table below shows the results of the only proposal submitted to shareholders in the Company’s Proxy Statement, dated April 3, 2008.

Election of Directors	FOR	WITHHELD
Timothy W. Byrne	5,874,557	61,337
Richard W. Cardin	5,825,918	110,016
Antoine M. Doumet	5,490,749	445,185
Wallace G. Irmscher	5,874,425	61,509
Edward A. Odishaw	5,874,425	61,509
ITEM 6: EXHIBITS
31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.

32.1	Section 1350 Certification by the Chief Executive Officer.

32.2	Section 1350 Certification by the Chief Financial Officer.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED STATES LIME & MINERALS, INC.
August 8, 2008	By:	/s/ Timothy W. Byrne
Timothy W. Byrne
President and Chief Executive Officer (Principal Executive Officer)

August 8, 2008	By:	/s/ M. Michael Owens
M. Michael Owens
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

UNITED STATES LIME & MINERALS, INC.
Quarterly Report on Form 10-Q
Quarter Ended
June 30, 2008
Index to Exhibits

EXHIBIT
NUMBER	DESCRIPTION

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.

32.1	Section 1350 Certification by the Chief Executive Officer.

32.2	Section 1350 Certification by the Chief Financial Officer.