Form 10-Q
period 2008-09-30
UNITED STATES LIME & MINERALS INC
filed 2008-11-05
CIK 82020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 3, 2008, 6,341,577 shares of common stock, $0.10 par value, were outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)
(Unaudited)

	September 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$228	$1,079
Trade receivables, net	18,914	13,210
Inventories	11,817	9,887
Prepaid expenses and other assets	502	1,155

Total current assets	31,461	25,331
Property, plant and equipment, at cost	215,487	214,101
Less accumulated depreciation	(79,120)	(81,950)

Property, plant and equipment, net	136,367	132,151
Other assets, net	576	745

Total assets	$168,404	$158,227

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of debt	$5,000	$5,000
Accounts payable	9,397	7,980
Accrued expenses	3,834	3,485

Total current liabilities	18,231	16,465
Debt, excluding current installments	46,707	54,037
Deferred tax liabilities, net	5,242	3,280
Other liabilities	2,921	2,740

Total liabilities	73,101	76,522
Stockholders’ equity:
Common stock	634	632
Additional paid-in capital	14,671	14,200
Accumulated other comprehensive loss	(1,837)	(1,641)
Retained earnings	81,956	68,581
Less treasury stock, at cost	(121)	(67)

Total stockholders’ equity	95,303	81,705

Total liabilities and stockholders’ equity	$168,404	$158,227

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands of dollars, except per share amounts)
(Unaudited)

	THREE MONTHS ENDED				NINE MONTHS ENDED
	September 30,				September 30,
	2008		2007		2008		2007

Revenues
Lime and limestone operations	$33,602	86.3%	$31,074	94.3%	$100,603	88.8%	$88,503	93.6%
Natural gas interests	5,324	13.7%	1,871	5.7%	12,741	11.2%	6,091	6.4%

	38,926	100.0%	32,945	100.0%	113,344	100.0%	94,594	100.0%

Cost of revenues:
Labor and other operating expenses	26,591	68.3%	22,503	68.3%	76,756	67.7%	65,300	69.0%
Depreciation, depletion and amortization	3,397	8.7%	3,171	9.6%	9,721	8.6%	9,208	9.7%

	29,988	77.0%	25,674	77.9%	86,477	76.3%	74,508	78.7%

Gross profit	8,938	23.0%	7,271	22.1%	26,867	23.7%	20,086	21.3%

Selling, general and administrative expenses	2,031	5.2%	1,927	5.8%	5,945	5.2%	5,482	5.8%

Operating profit	6,907	17.8%	5,344	16.3%	20,922	18.5%	14,604	15.5%

Other expense (income):
Interest expense	834	2.2%	1,081	3.3%	2,724	2.4%	3,259	3.4%
Other, net	160	0.4%	(25)	(0.1)%	77	0.1%	(141)	(0.1)%

	994	2.6%	1,056	3.2%	2,801	2.5%	3,118	3.3%

Income before income taxes	5,913	15.2%	4,288	13.1%	18,121	16.0%	11,486	12.2%

Income tax expense	1,438	3.7%	1,106	3.4%	4,746	4.2%	3,078	3.3%

Net income	$4,475	11.5%	$3,182	9.7%	$13,375	11.8%	$8,408	8.9%

Income per share of common stock:
Basic	$0.71		$0.51		$2.12		$1.34

Diluted	$0.70		$0.50		$2.10		$1.33

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)
(Unaudited)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2008	2007
Operating Activities:
Net income	$13,375	$8,408
Adjustments to reconcile net income to net cash provided by operations:
Depreciation, depletion and amortization	10,015	9,377
Amortization of financing costs	123	16
Deferred income taxes	1,962	1,162
Loss on disposition of assets	7	46
Stock-based compensation	443	398
Changes in operating assets and liabilities:
Trade receivables, net	(5,704)	(1,588)
Inventories	(1,930)	(1,340)
Prepaid expenses and other current assets	653	180
Other assets	(111)	45
Accounts payable and accrued expenses	856	348
Other liabilities	(16)	(224)

Net cash provided by operating activities	19,673	16,828

Investing Activities:
Purchase of property, plant and equipment	(13,236)	(14,482)
Proceeds from sale of property, plant and equipment	8	19

Net cash used in investing activities	(13,228)	(14,463)

Financing Activities:
(Repayments of) proceeds from revolving credit facility, net	(3,580)	1,624
Repayment of term loans	(3,750)	(3,750)
Purchase of treasury shares	(54)	(37)
Proceeds from exercise of stock options	30	91
Tax benefit related to exercise of stock options	57	57

Net cash used in financing activities	(7,296)	(2,015)

Net (decrease) increase in cash and cash equivalents	(851)	350
Cash and cash equivalents at beginning of period	1,079	285

Cash and cash equivalents at end of period	$228	$635

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Basis of Presentation
     The unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company’s management, all adjustments of a normal and recurring nature necessary to present fairly the financial position, results of operations and cash flows for the periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2007, and the Company’s Quarterly Reports on Form 10-Q for the three-month period ended March 31, 2008 and the three- and six-month periods ended June 30, 2008. The results of operations for the three- and nine-month periods ended September 30, 2008 are not necessarily indicative of operating results for the full year.
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
3. Accounting Policies
Revenue Recognition. The Company recognizes revenue for its lime and limestone operations in accordance with the terms of its purchase orders, contracts or purchase agreements, which are upon shipment, and when payment is considered probable. The Company’s returns and allowances are minimal. Revenues include external freight billed to customers with related costs in cost of revenues. External freight included in 2008 and 2007 revenues was $7.9 million and $6.7 million for the three-month periods, and $22.7 million and $19.1 million for the nine-month periods, respectively, which approximates the amount of external freight included in cost of revenues. Sales taxes billed to customers are not included in revenues. For its natural gas interests, the Company recognizes revenue in the month of production and sale.

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
New Accounting Pronouncements. In September 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 creates a single definition of fair value, along with a conceptual framework to measure fair value. SFAS 157 defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” SFAS 157 requires the Company to apply valuation techniques that (1) place greater reliance on observable inputs and less reliance on unobservable inputs and (2) are consistent with the market approach, the income approach, and/or the cost approach. SFAS 157 also requires the Company to include enhanced disclosures of fair value measurements in its financial statements. SFAS 157 is generally effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods that fall within those fiscal years. FASB Staff Position (“FSP”) SFAS No. 157-2, “Effective Date of FASB Statement No. 157,” provides a one-year deferral of the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed in financial statements at fair value on a recurring basis (that is, at least annually). SFAS 157 was adopted, without the deferral option, by the Company on January 1, 2008 and had no effect on the Company’s financial statements.
Financial assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

Fair Value Measurements as of September 30, 2008
Quoted prices
		in Active	Significant	Significant
		Markets for	Other	Other
		Identical Assets	Observable	Unobservable
	September 30,	(Liabilities)	Inputs	Inputs	Valuation
	2008	(Level 1)	(Level 2)	(Level 3)	Technique

Interest rate swap liability	$(1,507)	—	(1,507)	—	Cash flows approach

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities including an amendment of FASB Statement No. 115” (“SFAS 159”), which allows measurement at fair value of eligible financial assets and liabilities that are not otherwise measured at fair value.  If the fair value option for an eligible item is elected, unrealized gains and losses for that item shall be reported in current earnings at each subsequent reporting date.  SFAS 159 also establishes presentation and disclosure requirements designed to draw comparisons between the different measurement attributes a company elects for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007.  SFAS 159 was adopted by the Company on January 1, 2008 and had no effect on the Company’s financial statements.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”), which establishes the principles and requirements for how an acquirer: (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) replaces SFAS No. 141, “Business Combinations.”  SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company intends to adopt SFAS 141(R) effective January 1, 2009, and to apply its provisions prospectively to any business combinations after that date.
In March 2008, the FASB issued SFAS No.  161 (“SFAS 161”), “Disclosures About Derivative Instruments and Hedging Activities,” which amends SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” and expands disclosures to include information about the fair value of derivatives, related credit risks and a company’s strategies and objectives for using derivatives.  SFAS 161 is effective for fiscal periods beginning on or after November 15, 2008.  Early adoption is encouraged.  The Company is currently determining the effect, if any, this pronouncement will have on its financial statements.
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
In April 2008, the FASB Staff issued FSP No. SFAS 142-3, “Determination of the Useful Life of Intangible Assets” (“SFAS 142-3”). SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of SFAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other applicable accounting literature. SFAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and must be applied prospectively to intangible assets acquired after the effective date. The Company intends to adopt SFAS 142-3 effective January 1, 2009, and to apply its provisions prospectively to recognized intangible assets acquired after that date.
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

     The following table sets forth operating results and certain other financial data for the Company’s two business segments (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues
Lime and limestone operations	$33,602	31,074	$100,603	88,503
Natural gas interests	5,324	1,871	12,741	6,091

Total revenues	$38,926	32,945	$113,344	94,594

Depreciation, depletion and amortization
Lime and limestone operations	$3,073	2,791	$8,933	8,372
Natural gas interests	324	380	788	836

Total depreciation, depletion, amortization	$3,397	3,171	$9,721	9,208

Gross profit
Lime and limestone operations	$4,613	5,950	$16,337	15,828
Natural gas interests	4,325	1,321	10,529	4,258

Total gross profit	$8,938	7,271	$26,866	20,086

Capital expenditures
Lime and limestone operations	$3,994	1,959	$8,573	12,102
Natural gas interests	2,185	811	4,663	2,380

Total capital expenditures	$6,179	2,770	$13,236	14,482

5. Income Per Share of Common Stock
     The following table sets forth the computation of basic and diluted income per common share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Numerator:
Income for basic and diluted income per common share	$4,475	3,182	$13,375	8,408

Denominator:
Weighted-average shares for basic income per share	6,307	6,275	6,300	6,244
Effect of dilutive securities:
Restricted shares of stock	29	24	28	19
Employee and director stock options (1)	37	55	35	67

Adjusted weighted-average shares and assumed exercises for diluted income per share	6,373	6,354	6,363	6,330

Income per share of common stock:
Basic	$0.71	0.51	$2.12	1.34
Diluted	$0.70	0.50	$2.10	1.33

(1)	Options to acquire 8,000 shares of common stock were excluded from the calculation of dilutive securities for the 2007 periods because they were anti-dilutive.

6. Accumulated Other Comprehensive Loss
     The following table presents the components of comprehensive income (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net income	$4,475	3,182	$13,375	8,408
Change in fair value of interest rate hedge	(272)	(1,348)	(196)	(435)

Comprehensive income	$4,203	1,834	$13,179	7,973

Accumulated other comprehensive loss consisted of the following (in thousands):

	September 30,	December 31,
	2008	2007
Mark-to- market for interest rate hedge	$(1,507)	$(1,311)
Minimum pension liability adjustment, net of tax benefit	(330)	(330)

Accumulated other comprehensive loss	$(1,837)	$(1,641)

7. Inventories
     Inventories are valued at the lower of cost, determined using the average cost method, or market. Costs for finished goods include materials, labor, and production overhead. Inventories consisted of the following (in thousands):

	September 30,	December 31,
	2008	2007
Lime and limestone inventories:
Raw materials	$5,222	$3,978
Finished goods	1,828	1,437

	7,050	5,415
Service parts inventories	4,767	4,472

Total inventories	$11,817	$9,887

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
     As of March 31, 2007, the Company entered into an amendment of its Credit Facilities (the “2007 Amendment”), primarily to reduce the interest rate margin under the Credit Facilities and to extend the maturity date of the Revolving Facility. The Credit Facilities now bear interest, at the Company’s option, at either LIBOR plus a margin of 1.125% (previously 1.25%) to 2.125% (previously 2.50%), or the Lender’s Prime Rate plus a margin of minus 0.625% (previusly minus 0.50%) to plus 0.375% (previously plus 0.50%). The margins are determined quarterly in accordance with a pricing grid based upon the ratio of the Company’s total funded senior indebtedness to earnings before interest, taxes, depreciation, depletion and amortization (“EBITDA”) for the 12 months ended on the last day of the most recent calendar quarter. The pricing grid was also revised in the Company’s favor by the 2007 Amendment. For the third quarter 2008, the LIBOR and Lender’s Prime

Rate margins were reduced to 1.125% and minus 0.625%, respectively, pursuant to the pricing grid and will remain the same in the fourth quarter 2008. The 2007 Amendment also extended the maturity date of the Revolving Facility to April 2, 2012.
     The Company has a hedge that fixes LIBOR at 4.695% on the outstanding balance of the Term Loan for the period December 30, 2005 through its maturity date, resulting in an interest rate of 5.82% based on the third quarter 2008 LIBOR margin of 1.125%. Effective December 30, 2005, the Company also entered into a hedge that fixes LIBOR at 4.875% on 75% of the outstanding balance on the Draw Term Loan through its maturity date, resulting in an interest rate of 6.00% based on the third quarter 2008 LIBOR margin of 1.125%. Effective June 30, 2006, the Company entered into a third hedge that fixes LIBOR at 5.50% on the remaining 25% of the outstanding balance of the Draw Term Loan through its maturity date, resulting in an interest rate of 6.625% based on the third quarter 2008 LIBOR margin of 1.125%. The Company designated all of the hedges as cash flow hedges, and as such, changes in their fair market values are included in other comprehensive (loss) income. The Company is exposed to credit losses in the event of non-performance by the counterparty, Wells Fargo Bank, N.A., of the hedges. As the Company has fixed the LIBOR interest rates on its Term Loans, the recent spike in LIBOR had no impact on the Company’s interest costs for such Loans.
     A summary of outstanding debt at the dates indicated is as follows (in thousands):

	September 30,	December 31,
	2008	2007
Term Loan	$30,833	$33,333
Draw Term Loan	17,084	18,334
Revolving Facility (1)	3,790	7,370

Subtotal	51,707	59,037
Less current installments	5,000	5,000

Debt, excluding current installments	$46,707	$54,037

(1)	The Company also had $252 thousand worth of letters of credit issued on the Revolving Facility at September 30, 2008.
9. Income Taxes
     The Company has estimated that its effective income tax rate for 2008 will be approximately 26.2%. As in prior periods, the primary reason for the effective rate being below the federal statutory rate is due to statutory depletion, which is allowed for income tax purposes and is a permanent difference between net income for financial reporting purposes and taxable income.
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements. Any statements contained in this Report that are not statements of historical fact are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements in this Report, including without limitation statements relating to the Company’s plans, strategies, objectives, expectations, intentions, and adequacy of resources, are identified by such words as “will,” “could,” “should,” “believe,” “expect,” “intend,” “plan,” “schedule,” “estimate,” “anticipate,” and “project.” The Company undertakes no obligation to publicly update or revise any forward-looking statements. The Company cautions that forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from expectations, including without limitation, the following: (i) the Company’s plans, strategies, objectives, expectations, and intentions are subject to change at any time at the Company’s discretion; (ii) the Company’s plans and results of operations will be affected by its ability to maintain and manage its growth; (iii) the Company’s ability to meet short-term and long-term liquidity demands, including servicing the Company’s debt, conditions in the credit markets, volatility in the equity markets, and changes in interest rates on the Company’s unhedged debt; (iv) inclement weather conditions; (v) increased fuel, electricity and transportation costs; (vi) unanticipated delays, difficulties in financing, or cost overruns in completing construction projects; (vii) the Company’s ability to expand its lime and limestone operations through acquisitions, including obtaining financing for such acquisitions, and to successfully integrate acquired operations; (viii) inadequate demand and/or prices for the Company’s lime and limestone products, including the additional lime production from the Company’s third kiln in Arkansas, due to the state of the U.S. economy, recessionary pressures in particular industries, including construction and steel, and inability to continue to increase prices for the Company’s products; (ix) the uncertainties of development, production and prices with respect to the Company’s natural gas interests including reduced drilling activities pursuant to the Company’s lease agreement and drillsite agreement and declines in production; (x) on-going and possible new environmental and other regulatory costs, taxes and limitations on operations, including those related to climate change; and (xi) other risks and uncertainties set forth in this Report or indicated from time to time in the Company’s filings with the Securities and Exchange Commission, including the Company’s Form 10-K for the fiscal year ended December 31, 2007.
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
     The Company’s Natural Gas Interests are held through its wholly owned subsidiary, U.S. Lime Company – O & G, LLC, and consist of royalty and working interests under a lease agreement and a drillsite agreement, with two separate operators, related to the Company’s Johnson County, Texas property, located in the Barnett Shale Formation, on which Texas Lime Company conducts its lime and limestone operations. The Company reported its first revenues and gross profit for natural gas production from its Natural Gas Interests in the first quarter 2006.
     During 2008, the Company had average price increases for its lime and limestone products of 8.5% for the third quarter and 7.8% for the first nine months compared to the prior year comparable periods. Sales of lime products to the steel industry increased, while demand from the construction industry decreased due to the weakening economy, during the third quarter and first nine months 2008 compared to the comparable 2007 periods. The Company’s costs for fuel, electricity and transportation, including prices for coal and coke delivered to the Company’s plants, were higher in the third quarter and first nine months 2008, compared to the comparable 2007 periods, resulting in reduced gross profit margins as a percentage of revenues for its Lime and Limestone Operations in 2008. The weakening economy remains a concern for demand for the Company’s lime and limestone products in the foreseeable future, including continued softness in the construction industry and significantly reduced demand by steel customers beginning in October 2008, while operating costs for the Company’s Lime and Limestone Operations continue to increase due to rising prices for petroleum products and solid fuels. Given these challenging economic conditions, the Company must continue to increase prices for its lime and limestone products in order to improve its gross profit margins.

     Revenues and gross profit from the Company’s Natural Gas Interests increased significantly in the third quarter and first nine months 2008, as the number of producing wells expanded to 30 in the third quarter 2008, including five new lease agreement wells that began production in the third quarter 2008, compared to 15 wells in production in the third quarter 2007. Natural gas prices rose during the first half 2008, peaking in early July, and have now fallen back to approximately December 2007 levels. The Company cannot predict the number of wells that ultimately will be drilled pursuant to either the lease agreement or drillsite agreement. There are no new wells scheduled to be drilled in the fourth quarter 2008. Based on discussions with the operators, only three additional wells are currently scheduled to be drilled under the lease agreement at a future date. With the current 30 wells, the Company anticipates substantial cash flows from its Natural Gas Interests to continue even as production rates decline over the life of the wells.
Liquidity and Capital Resources
     Net cash provided by operating activities was $19.7 million in the nine months ended September 30, 2008, compared to $16.8 million in the comparable 2007 period, an increase of $2.9 million, or 16.9%. Net cash provided by operating activities is composed of net income, depreciation, depletion and amortization (“DD&A”), deferred income taxes and other non-cash items included in net income, and changes in working capital. In the first nine months 2008, cash provided by operating activities was principally composed of $13.4 million net income, $10.0 million DD&A and $2.0 million deferred income taxes, compared to $8.4 million net income, $9.4 million DD&A and $1.2 million deferred income taxes in the first nine months 2007. The most significant changes in working capital in the first nine months 2008 were net increases in trade receivables and inventories of $5.7 million and $1.9 million, respectively. The most significant changes in working capital items during the 2007 period were a net increase in trade receivables and inventories of $1.6 million and $1.3 million, respectively.
     The Company invested $13.2 million in capital expenditures in the first nine months 2008, compared to $14.5 million in the comparable period last year. Included in the capital expenditures during the first nine months 2008 and 2007 were approximately $4.7 million and $2.4 million, respectively, for drilling and completion costs for the Company’s working interests in natural gas wells. The first nine months 2008 also included $3.0 million for the development of a new quarry, including construction of a bridge, at the Company’s Arkansas facilities. The Company invested $5.5 million in the 2007 period for the third kiln project at Arkansas.
     Net cash used in financing activities was $7.3 million in the first nine months 2008, including repayment of $3.8 million of the Company’s term loans and $3.6 million of the Company’s revolving credit facility. Net cash used in financing activities was $2.0 million in the 2007 comparable period, including $3.8 million for repayment of term loans, partially offset by net proceeds of $1.6 million from the Company’s revolving credit facility.
     The Company’s credit agreement includes a ten-year $40 million term loan (the “Term Loan”), a ten-year $20 million multiple draw term loan (the “Draw Term Loan”) and a $30 million revolving credit facility (the “Revolving Facility”) (collectively, the “Credit Facilities”). The Company had $252 thousand worth of letters of credit issued and $3.8 million outstanding on the Revolving Facility at September 30, 2008.
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

     As of March 31, 2007, the Company entered into an amendment of its Credit Facilities (the “2007 Amendment”), primarily to reduce the interest rate margin under the Credit Facilities and to extend the maturity date of the Revolving Facility. The Credit Facilities now bear interest, at the Company’s option, at either LIBOR plus a margin of 1.125% (previously 1.25%) to 2.125% (previously 2.50%), or the Lender’s Prime Rate plus a margin of minus 0.625% (previously minus 0.50%) to plus 0.375% (previously plus 0.50%). The margins are determined quarterly in accordance with a pricing grid based upon the ratio of the Company’s total funded senior indebtedness to earnings before interest, taxes, depreciation, depletion and amortization (“EBITDA”) for the 12 months ended on the last day of the most recent calendar quarter. The pricing grid was also revised in the Company’s favor by the 2007 Amendment. For the third quarter 2008, the LIBOR and Lender’s Prime Rate margins were reduced to 1.125% and minus 0.625%, respectively, pursuant to the pricing grid and will remain the same in the fourth quarter 2008. The 2007 Amendment also extended the maturity date of the Revolving Facility to April 2, 2012.
     The Company has a hedge that fixes LIBOR at 4.695% on the outstanding balance of the Term Loan for the period December 30, 2005 through its maturity date, resulting in an interest rate of 5.82% based on the third quarter 2008 LIBOR margin of 1.125%. Effective December 30, 2005, the Company also entered into a hedge that fixes LIBOR at 4.875% on 75% of the outstanding balance on the Draw Term Loan through its maturity date, resulting in an interest rate of 6.00% based on the third quarter 2008 LIBOR margin of 1.125%. Effective June 30, 2006, the Company entered into a third hedge that fixes LIBOR at 5.50% on the remaining 25% of the outstanding balance of the Draw Term Loan through its maturity date, resulting in an interest rate of 6.625% based on the third quarter 2008 LIBOR margin of 1.125%. The Company designated all of the hedges as cash flow hedges, and as such, changes in their fair market values are included in other comprehensive (loss) income. The Company is exposed to credit losses in the event of non-performance by the counterparty, Wells Fargo Bank, N.A., of the hedges. As the Company has fixed the LIBOR interest rates on its Term Loans, the recent spike in LIBOR had no impact on the Company’s interest costs for such Loans.
     The Company is not contractually committed to any planned capital expenditures for its Lime and Limestone Operations until actual orders are placed for equipment. Under the Company’s oil and gas lease agreement, and pursuant to the Company’s subsequent elections to participate as a 20% working interest owner, unless, within five days after receiving an AFE (authorization for expenditures) for a proposed well, the Company provides notice otherwise, the Company is deemed to have elected to participate as a 20% working interest owner. As a 20% working interest owner, the Company is responsible for 20% of the costs to drill and complete the well. Pursuant to the drillsite agreement, the Company, as a 12.5% working interest owner, is responsible for 12.5% of the costs to drill and complete each well. There are no new wells scheduled to be drilled in the fourth quarter 2008. As of September 30, 2008, the Company had an open order with a remaining balance of approximately $1.7 million for the construction of the bridge as part of its development of the new quarry in Arkansas. The Company had no other material open orders or commitments that are not included in current liabilities on the September 30, 2008 Condensed Consolidated Balance Sheet.
     As of September 30, 2008, the Company had $51.7 million in total debt outstanding.
Results of Operations
     Revenues increased to $38.9 million in the third quarter 2008 from $32.9 million in the third quarter 2007, an increase of $6.0 million, or 18.2%. Revenues from the Company’s Lime and Limestone Operations increased $2.5 million, or 8.1%, to $33.6 million in the third quarter 2008, compared to the Company’s third quarter 2007 level of $31.1 million, while revenues from its Natural Gas Interests increased $3.4 million, or 184.6%, to $5.3 million in the third quarter 2008 from $1.9 million in the comparable 2007 quarter. For the nine months ended September 30, 2008, revenues increased to $113.3 million from $94.6 million for the comparable 2007 period, an increase of $18.7 million, or 19.8%. Revenues from the Company’s Lime and Limestone Operations increased $12.1 million, or 13.7%, to $100.6 million in the first nine months 2008, compared to $88.5 million in the comparable 2007 period, while revenues from its Natural Gas Interests increased $6.6 million, or 109.2%, to $12.7 million in the first nine months 2008 from $6.1 million in the comparable 2007 period. The increase in lime and limestone revenues was driven primarily by average price increases for the Company’s lime and limestone products of approximately 8.5% and 7.8% in the third quarter and first nine months 2008, respectively, compared to the comparable 2007 periods, and increased demand from the Company’s steel customers. These increases were partially offset by reduced construction demand during the 2008 periods compared to last year’s comparable periods.
     Production volumes from the Company’s Natural Gas Interests for the third quarter 2008 totaled approximately 448 thousand MCF, sold at an average price of approximately $11.90 per MCF, compared to approximately 257 thousand MCF, sold at an average price of approximately $7.28 per MCF, in the comparable 2007 quarter. Production volumes for the first nine months 2008 from Natural Gas Interests totaled approximately 1,068 thousand MCF, sold at an average price of approximately $11.93 per MCF, compared to approximately 755 thousand MCF, sold at an average price of approximately $8.06 per MCF, in the first nine months 2007. Thirty wells were producing during the third quarter 2008, compared to fifteen wells in the third quarter 2007.
     The Company’s gross profit for the third quarter 2008 was $8.9 million, compared to $7.3 million for the comparable 2007 quarter, a increase of $1.7 million, or 22.9%. Gross profit for the first nine months 2008 was $26.9 million, a increase of $6.8 million, or 33.8%, from $20.1 million for the prior year comparable period. Included in gross profit for the third quarter and first nine months 2008 were $4.6 million and $16.3 million, respectively, from the Company’s Lime and Limestone Operations, compared to $5.9 million and $15.8 million, respectively, in the comparable 2007 periods. Gross profit for the third quarter and first nine months 2008 included $4.3 million and $10.5 million, respectively, from the Company’s Natural Gas Interests, compared to $1.3 million and $4.3 million, respectively, in the comparable 2007 periods. The decrease in gross profit and gross profit margin from Lime and Limestone Operations in the third quarter 2008 was primarily due to increased energy costs, partially offset by increased revenues. Although gross profit from Lime and Limestone Operations increased in the first nine months 2008, gross profit margin declined primarily due to increased energy costs.
     Selling, general and administrative expenses (“SG&A”) increased to $2.0 million in the third quarter 2008 from $1.9 million in the third quarter 2007, an increase of $104 thousand, or 5.4%. As a percentage of revenues, SG&A decreased to 5.2% in the 2008 quarter, compared to 5.8% in the third quarter 2007. SG&A increased to $5.9 million in the first nine months 2008 from $5.5 million in the comparable 2007 period, an increase of $462 thousand, or 8.4%. As a percentage of revenues, SG&A decreased in the first nine months of 2008 to 5.2%, compared to 5.8% in the comparable 2007 period. The increases in SG&A in the 2008 periods were primarily attributable to the Company’s increased personnel costs, including a $25 thousand increase in non-cash stock-based compensation, increased insurance costs and increased professional fees.
     Interest expense in the third quarter 2008 decreased $247 thousand, or 22.8%, to $834 thousand, compared to $1.1 million in the third quarter 2007. Interest expense in the first nine months 2008 decreased to $2.7 million from $3.3 million in the first nine months 2007, a decrease of $535 thousand, or 16.4%. The decrease in interest expense in the 2008 periods primarily resulted from a decrease in average outstanding debt due to the repayment of $11.8 million of debt since September 30, 2007 and reduced interest rates.
     Other, net includes approximately $200 thousand for damages to equipment and railcars located at a trans-loading site in Galveston, caused by Hurricane Ike. There were no damages to the Company’s other locations from Hurricane Ike.

     Income tax expense increased to $1.4 million in the third quarter 2008 from $1.1 million in the third quarter 2007, an increase of $333 thousand, or 30.1%. For the first nine months 2008, income tax expense increased to $4.7 million from $3.1 million in the comparable 2007 period, an increase of $1.7 million, or 54.2%. The increases in income taxes in the 2008 periods compared to the comparable 2007 periods were primarily due to the increases in income before income taxes
     The Company’s net income was $4.5 million ($0.70 per share diluted) during the third quarter 2008, compared to net income of $3.2 million ($0.50 per share diluted) during the third quarter 2007, an increase of $1.3 million, or 40.6%. Net income for the first nine months 2008 was $13.4 million ($2.10 per share diluted), an increase of $5.0 million, or 59.1%, compared to the first nine months 2007 net income of $8.4 million ($1.33 per share diluted).
ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk.
     The Company is exposed to changes in interest rates, primarily as a result of floating interest rates on the Revolving Facility. At September 30, 2008, the Company had $51.7 million of indebtedness outstanding under floating rate debt. The Company has entered into interest rate swap agreements to swap floating rates for fixed LIBOR rates at 4.695%, plus the applicable margin, through maturity on the Term Loan balance of $30.8 million, 4.875%, plus the applicable margin, on $12.8 million of the Draw Term Loan balance and 5.50%, plus the applicable margin, on the remaining $4.3 million of the Draw Term Loan balance, leaving the $3.8 million Revolving Facility balance subject to interest rate risk at September 30, 2008. Assuming no additional borrowings or repayments on the Revolving Facility, a 100 basis point increase in interest rates, which is based on, at the Company’s option, either the Lender’s Prime Rate or LIBOR, would result in an increase in interest expense and a decrease in income before taxes of approximately $37 thousand per year. This amount has been estimated by calculating the impact of such hypothetical interest rate increase on the Company’s non-hedged, floating rate debt of $3.8 million outstanding under the Revolving Facility at September 30, 2008 and assuming it remains outstanding over the next 12 months. Additional borrowings under the Revolving Facility would increase this estimate. See Note 8 of Notes to Condensed Consolidated Financial Statements.
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
PART II. OTHER INFORMATION
ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     The Company’s 2001 Long-Term Incentive Plan and 1992 Stock Option Plan allow employees and directors to pay the exercise price for stock options and the tax withholding liability for the lapse of restrictions on restricted stock by payment in cash and/or delivery of shares of the Company’s common stock. In the third quarter 2008, pursuant to these provisions the Company received a total of 18,740 shares of its common stock in payment to exercise stock options. The 18,740 shares were valued at $39.57 to $43.61 per share (weighted average of $43.51 per share), the fair market value of one share of the Company’s common stock on the date they were tendered to the Company.

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

UNITED STATES LIME & MINERALS, INC.
November 5, 2008	By:	/s/ Timothy W. Byrne
Timothy W. Byrne
President and Chief Executive Officer (Principal Executive Officer)

November 5, 2008	By:	/s/ M. Michael Owens
M. Michael Owens
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

UNITED STATES LIME & MINERALS, INC.
Quarterly Report on Form 10-Q
Quarter Ended
September 30, 2008
Index to Exhibits

EXHIBIT
NUMBER	DESCRIPTION

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.

32.1	Section 1350 Certification by the Chief Executive Officer.

32.2	Section 1350 Certification by the Chief Financial Officer.