Form 10-K
period 2008-12-31
UNITED STATES LIME & MINERALS INC
filed 2009-03-06
CIK 82020

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of Common Stock held by non-affiliates computed as of the last business day of the Registrant’s quarter ended June 30, 2008: $65,916,219.

Number of shares of Common Stock outstanding as of March 4, 2009: 6,354,409.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the Registrant’s definitive Proxy Statement to be filed for its 2009 Annual Meeting of Shareholders. Part IV incorporates certain exhibits by reference from the Registrant’s previous filings.

i

PART I

ITEM 1.	BUSINESS.

General.

United States Lime & Minerals, Inc. (the “Company,” the “Registrant,” “We” or “Our”), which was incorporated in 1950, conducts its business through two segments, Lime and Limestone Operations and Natural Gas Interests.

The Company’s principal corporate office is located at 5429 LBJ Freeway, Suite 230, Dallas, Texas 75240. The Company’s telephone number is (972) 991-8400, and its internet address is www.uslm.com. The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as the Company’s definitive proxy statement filed pursuant to Section 14(a) of the Exchange Act, are available free of charge on the Company’s website as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the Securities and Exchange Commission (the “SEC”).

Lime and Limestone Operations.

Business and Products.  The Company, through its Lime and Limestone Operations, is a manufacturer of lime and limestone products, supplying primarily the construction, steel, municipal sanitation and water treatment, aluminum, paper, glass, roof shingle and agriculture industries. The Company is headquartered in Dallas, Texas and operates lime and limestone plants and distribution facilities in Arkansas, Colorado, Louisiana, Oklahoma and Texas through its wholly owned subsidiaries, Arkansas Lime Company, Colorado Lime Company, Texas Lime Company, U.S. Lime Company, U.S. Lime Company — Shreveport, U.S. Lime Company — St. Clair and U.S. Lime Company — Transportation.

The Company extracts high-quality limestone from its open-pit and underground quarries and then processes it for sale as pulverized limestone, quicklime, hydrated lime and lime slurry. Pulverized limestone (also referred to as ground calcium carbonate) (“PLS”) is a dried product ground to granular and finer sizes. Quicklime (calcium oxide) is produced by heating limestone to very high temperatures in kilns in a process called calcination. Hydrated lime (calcium hydroxide) is produced by reacting quicklime with water in a controlled process. Lime slurry (milk of lime) is a suspended solution of calcium hydroxide produced by mixing quicklime with water in a lime slaker.

PLS is used primarily in the production of construction materials such as roof shingles and asphalt paving, as an additive to agriculture feeds, in the production of glass, as a soil enhancement and for mine safety dust in coal mining operations. Quicklime is used primarily in metal processing, in the flue gas desulphurization process for utilities, in soil stabilization for highway and building construction, in the manufacturing of paper products and in sanitation and water treatment systems. Hydrated lime is used primarily in municipal sanitation and water treatment, in soil stabilization for highway and building construction, in the production of chemicals and in the production of construction materials such as stucco, plaster and mortar. Lime slurry is used primarily in soil stabilization for highway and building construction.

Product Sales.  In 2008, the Company sold most of its products in the states of Alabama, Arkansas, Colorado, Florida, Illinois, Indiana, Kansas, Kentucky, Louisiana, Maryland, Mississippi, Missouri, Ohio, Oklahoma, Pennsylvania, Tennessee, and Texas. Sales were made primarily by the Company’s nine sales employees who call on current and potential customers and solicit orders, which are generally made on a purchase-order basis. The Company also receives orders in response to bids that it prepares and submits to current and potential customers.

Principal customers for the Company’s lime and limestone products are highway, street and parking lot contractors, steel producers, municipal sanitation and water treatment facilities, aluminum producers, paper manufacturers, glass manufacturers, roof shingle manufacturers and poultry and cattle feed producers. During 2008, the strongest demand for the Company’s lime and limestone products was from steel producers and highway, street and parking lot contractors and roof shingle manufacturers.

Approximately 900 customers accounted for the Company’s sales of lime and limestone products during 2008. No single customer accounted for more than 10% of such sales. The Company is generally not subject to significant customer risks as its customers are considerably diversified as to geographic location and industrial concentration. However, given the nature of the lime and limestone industry, the Company’s profits are very sensitive to changes in sales volume and prices.

Lime and limestone products are transported by truck and rail to customers generally within a radius of 400 miles of each of the Company’s plants. Substantially all of the Company’s sales are made within the United States.

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

Limestone Reserves.  The Company’s limestone reserves contain at least 96% calcium carbonate (CaCO3). The Company has two subsidiaries that extract limestone from open-pit quarries: Texas Lime Company (“Texas Lime”), which is located near Cleburne, Texas, and Arkansas Lime Company (“Arkansas Lime”), which is located near Batesville, Arkansas. U.S. Lime Company — St. Clair (“St. Clair”) extracts limestone from an underground quarry located near Marble City, Oklahoma. Colorado Lime Company (“Colorado Lime”) owns property containing limestone deposits at Monarch Pass, located 15 miles west of Salida, Colorado. No mining took place on the Colorado property in 2008. Existing crushed stone stockpiles on the property were used to provide feedstock to the Company’s plants in Salida and Delta, Colorado. Access to all properties is provided by paved roads and, in the case of Arkansas Lime and St. Clair, also by rail.

Texas Lime operates upon a tract of land containing approximately 470 acres, including the Cleburne Quarry, and owns approximately 2,700 acres adjacent to the Quarry. Both the Quarry and the adjacent land contain known high-quality limestone reserves in a bed averaging 28 feet in thickness, with an overburden that ranges from 0 to 50 feet. Texas Lime also has mineral interests in approximately 560 acres of land adjacent to the northwest boundary of its property. The in-place reserves, as of December 31, 2008, were approximately 28.5 million tons of proven reserves plus approximately 91.0 million tons of probable reserves. Assuming the current level of production and recovery rate is maintained, the Company estimates that these reserves are sufficient to sustain operations for approximately 75 years.

Arkansas Lime operates the Batesville Quarry and has hydrated lime and limestone production facilities on a second site linked to the Quarry by its own standard-gauge railroad. The active quarry operations cover approximately 725 acres of land containing a known deposit of high-quality limestone. The average thickness of the high-quality limestone deposit is approximately 70 feet, with an average overburden thickness of 35 feet. Arkansas Lime also owns approximately 325 additional acres containing high-quality limestone deposits adjacent to the Quarry but separated from it by a public highway. The average thickness of this second high-quality limestone deposit is approximately 55 feet, with an average overburden of 20 feet. The in-place reserves for the 1,050 acres, as of December 31, 2008, were approximately 34.5 million tons of proven reserves. During 2008, the Company began to develop the 325 acres adjacent to the Quarry by installing a bridge for traffic on the highway to allow transportation of the limestone under the highway. The Company spent approximately $1.4 million for construction of the bridge in 2008. Based on current estimates, the Company expects to incur approximately $1.0 million in the first half of 2009 to complete the the bridge. In addition, the Company paid approximately $2.7 million in 2008 primarily for contract development work on the 325 acres, including the removal of the overburden from reserves totaling approximately three years of limestone production requirements. During 2005, the Company acquired approximately 2,500 acres of land in nearby Izard County, Arkansas. The in-place high-quality reserves, as of December 31, 2008, were approximately 150.0 million tons of proven reserves on these 2,500 acres. Assuming the current level of production and recovery rate is maintained, the Company estimates that its reserves in Arkansas are sufficient to sustain operations for more than 100 years.

St. Clair, acquired by the Company in December 2005, operates an underground quarry located on approximately 700 acres it owns containing high-quality limestone deposits. It also has the right to mine the high-quality limestone contained in approximately 1,500 adjacent acres pursuant to long-term mineral leases. The in-place reserves, as of December 31, 2008, were approximately 19.9 million tons of probable reserves on the 700 acres owned by St. Clair. Although limestone is being mined from the leased properties, the Company has not conducted a drilling program to identify and categorize reserves on the 1,500 leased acres. Assuming the current level of production and recovery rate is maintained, the Company estimates that the probable reserves on the 700 acres are sufficient to sustain operations for approximately 25 years.

Colorado Lime acquired the Monarch Pass Quarry in November 1995 and has not carried out any mining on the property. A review of the potential limestone resources has been completed by independent geologists; however, the Company has not initiated a drilling program. Consequently, it is not possible to identify and categorize reserves. The Monarch Pass Quarry, which had been operated for many years until the early 1990s, contains a mixture of limestone types, including high-quality calcium limestone and dolomite. The Company expects to continue to utilize remaining crushed stone stockpiles on the property to supply its plant in nearby Salida and its Delta, Colorado facility.

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

After extraction, limestone is crushed, screened and ground in the case of PLS, or further processed in kilns, hydrators and slakers in the case of quicklime, hydrated lime and lime slurry, before shipment. The Company has no knowledge of any recent changes in the physical quarrying conditions on any of its properties that have materially affected its mining operations, and no such changes are anticipated.

Plants and Facilities.  The Company processes lime and/or limestone products at five plants, four lime slurry facilities and one terminal facility. All of its plants and facilities are accessible by paved roads, and in the case of Arkansas Lime, St. Clair and the Shreveport terminal, also by rail.

The Cleburne, Texas plant has an annual capacity of approximately 470 thousand tons of quicklime from two preheater rotary kilns. The plant also has PLS equipment, which, depending on the product mix, has the capacity to produce approximately 1.0 million tons of PLS annually.

The Arkansas plant is situated at the Batesville Quarry and is accessible by paved roads and rail. The plant’s PLS and hydrating facilities are situated on a tract of 290 acres located approximately two miles from the Batesville Quarry, to which it is connected by a Company-owned, standard-gauge railroad. Utilizing three preheater rotary kilns, this plant has an annual capacity of approximately 630 thousand tons of quicklime. The plant also has PLS equipment, which, depending on the product mix, has the capacity to produce approximately 400 thousand tons of PLS annually.

The St. Clair Marble City, Oklahoma plant has an annual capacity of approximately 180 thousand tons of quicklime from two rotary kilns, one of which is not a preheater kiln. The plant also has PLS equipment, which has the capacity to produce approximately 150 thousand tons of PLS annually.

The Company also maintains lime hydrating and bagging equipment at the Texas, Arkansas and Oklahoma plants. Storage facilities for lime and limestone products at each plant consist primarily of cylindrical tanks, which are considered by the Company to be adequate to protect its lime and limestone products and to provide an available supply for customers’ needs at the expected volumes of shipments. Equipment is maintained at each plant to load trucks and, at the Arkansas and Oklahoma plants, to load railroad cars.

Colorado Lime operates a limestone drying, grinding and bagging facility, with an annual capacity of approximately 50 thousand tons, on eight acres of land in Salida, Colorado. The property is leased from the Union

Pacific Railroad for a five-year term ending June 2009, with a renewal option for an additional five years. These facilities also include a small rotary kiln, which is not permitted for operation and is presently dormant. A mobile stone crushing and screening plant is also situated at the Monarch Pass Quarry to produce agricultural grade limestone, with an annual capacity of approximately 40 thousand tons. In September 2005, Colorado Lime acquired a new limestone grinding and bagging facility with an annual capacity of approximately 125 thousand tons, located on approximately three and one-half acres of land in Delta, Colorado.

U.S. Lime Company uses quicklime to produce lime slurry and commenced operations in March 2004 to serve the Greater Houston area construction market. In June 2006, U.S. Lime Company expanded by acquiring the assets of a lime slurry operation with two lime slurry locations in the Dallas-Ft. Worth Metroplex and, in December 2008, added a third facility in the Dallas-Ft. Worth Metroplex by acquiring the assets of a lime slurry operation in Ft. Worth, Texas.

In January 2007, the Company established U.S. Lime Company — Transportation primarily to deliver lime slurry produced by U.S. Lime Company to customers in the Dallas-Ft. Worth Metroplex.

U.S. Lime Company — Shreveport operates a distribution terminal in Shreveport, Louisiana, which is connected to a railroad, to provide lime storage, hydrating and distribution capacity to service markets in Louisiana and East Texas. This terminal began operations in December 2004.

The Company believes that its plants and facilities are adequately maintained and insured. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition.”

Employees.  At December 31, 2008, the Company employed 307 persons, 35 of whom were engaged in administrative and management activities and nine of whom were engaged in sales activities. Of the Company’s 263 production employees, 126 are covered by two collective bargaining agreements. The agreement for the Texas facility expires in November 2011, and the agreement for the Arkansas facility expires in January 2011. The Company believes that its employee relations are good.

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

Lime producers tend to be concentrated on known limestone formations where competition takes place principally on a regional basis. The industry as a whole has expanded its customer base and, while the steel industry is still the largest market sector, it also counts environmental-related users, chemical users and other industrial users, including pulp and paper producers and road builders, among its major customers.

There is a continuing trend of consolidation in the lime industry, with the three largest companies now accounting for more than two-thirds of North American production capacity. In addition to the consolidations, and often in conjunction with them, many lime producers have undergone modernization and expansion projects to upgrade their processing equipment in an effort to improve operating efficiency. The Company’s Texas and Arkansas modernization and expansion projects, including the construction of the third kiln at Arkansas, and its acquisitions of the St. Clair operations in Oklahoma and the lime slurry operations in Texas should allow the Company to continue to remain competitive, protect its markets and position itself for the future. In addition, the Company will continue to evaluate additional internal and external opportunities for expansion, as conditions warrant or opportunities arise. The Company may have to revise its strategy or otherwise find ways to enhance the value of the Company, including entering into strategic partnerships, mergers or other transactions.

Impact of Environmental Laws.  The Company owns or controls large areas of land, upon which it operates limestone quarries, lime plants and other facilities with inherent environmental responsibilities and environmental compliance costs, including capital, maintenance and operating costs with respect to pollution control facilities, the cost of ongoing monitoring programs, the cost of reclamation and remediation efforts and other similar costs and liabilities.

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

In 2004, the EPA adopted a new National Ambient Air Quality Standard (“NAAQS”) for ozone. Pursuant to the new standard, Johnson County, Texas, in which Texas Lime is located, is now identified as part of the Dallas-Fort Worth (“DFW”) nonattainment area for ozone. Pursuant to the new standard, in 2007 the Texas Commission on Environmental Quality adopted regulations to limit emissions of nitrogen oxides (“NOx”) from lime kilns located in the DFW area that resulted in substantial expenditures on pollution control measures and emissions monitoring systems. The Company spent approximately $690 thousand in 2008 on these systems. On March 1, 2009, Texas Lime Company became subject to those standards.

The scientific and political attention concerning the existence and extent of climate change and the roll of human activity in it have the potential to affect the Company’s operations. New legislation mandating specific near-term and long-range reductions in greenhouse gas emissions is almost certain to be adopted as part of the U.S. climate change policy. Although uncertain, the consequences of greenhouse gas reduction measures are potentially significant, as the production of carbon dioxide is inherent in the manufacture of lime through the calcination of limestone and combustion of fossil fuels. Passage of climate control legislation and other regulatory initiatives by the Congress, states or the EPA that restrict or tax emissions of greenhouse gases could adversely affect the Company. There is no assurance that a change in the law or regulations will not be adopted, such as the imposition of a carbon tax, a cap and trade program requiring the Company to purchase carbon credits, or measures that would require reductions in emissions, raw materials, fuel use or production rates, that would have a material adverse effect on the Company’s financial condition, results of operations, cash flows and competitive position.

In part in response to requirements of environmental regulatory agencies, the Company incurred capital expenditures related to environmental activities of approximately $1.0 million in each of 2008 and 2007, and $400 thousand in 2006. The Company’s recurring costs associated with managing and disposing of potentially hazardous substances (such as fuels and lubricants used in operations) and maintaining pollution control equipment amounted to approximately $825 thousand, $770 thousand and $690 thousand in 2008, 2007 and 2006, respectively.

The Company recognizes legal reclamation and remediation obligations associated with the retirement of long-lived assets at their fair value at the time the obligations are incurred (“Asset Retirement Obligations” or “AROs”). Over time, the liability for AROs is recorded at its present value each period through accretion expense, and the capitalized cost is amortized over the useful life of the related asset. Upon settlement of the liability, the Company either settles the ARO for its recorded amount or recognizes a gain or loss. AROs are estimated based on studies and the Company’s process knowledge and estimates and are discounted using an appropriate interest rate. The AROs are adjusted when further information warrants an adjustment. The Company believes that its accrual of $1.1 million for AROs at December 31, 2008 is reasonable.

Map of U.S. Lime & Minerals, Inc. Operations/Interests

Natural Gas Interests.

Interests.  The Company, through its wholly owned subsidiary, U.S. Lime Company — O & G, LLC (“U.S. Lime O & G”), has a 20% royalty interest and a 20% working interest, resulting in a 36% interest in revenues, with respect to oil and gas rights on the Company’s approximately 3,800 acres of land located in Johnson County, Texas, in the Barnett Shale Formation. These interests are derived from the Company’s May 2004 oil and gas lease agreement (the “O & G Lease”) with EOG Resources, Inc. (“EOG”) with respect to oil and gas rights on its Cleburne, Texas property, that will continue so long as EOG is continuously developing, or producing natural gas from, the leased property as set forth in the Lease.

During the fourth quarter 2005, drilling of the first natural gas well under the O & G Lease was completed, and natural gas production began in February 2006. As a result, the Company began reporting revenues and gross profit from its Natural Gas Interests in the first quarter 2006.

In November 2006, through U.S. Lime O & G, the Company entered into a drillsite and production facility lease agreement and subsurface easement (the “Drillsite Agreement”) with XTO Energy Inc. (“XTO”), which has an oil and gas lease covering approximately 538 acres of land contiguous to the Company’s Johnson County, Texas property. Pursuant to the Drillsite Agreement, the Company receives a 3% royalty interest and a 12.5% working interest, resulting in a 12% revenue interest, in any wells drilled from two pad sites located on the Company’s property.

U.S. Lime O & G has no direct employees and is not the operator of any wells drilled on the properties subject to either the O & G Lease or the Drillsite Agreement (the “O & G Properties”). The only decision that the Company makes is whether to participate as a nonoperating working interest owner and pay its proportionate share of drilling, completing, recompleting, working over and operating a well.

Regulation.  Many aspects of the development, production, pricing and marketing of natural gas are regulated by federal and state agencies. Legislation affecting the natural gas industry is under constant review for amendment or expansion, which frequently increases the regulatory burden on affected members of the industry.

Oil and gas development and production operations are subject to various types of regulation at the federal, state and local levels which may impact the Company’s working and royalty interests. Such regulation includes:

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

Drilling Activity.  The Company participated as a royalty interest and working interest owner in the drilling of eight gross natural gas wells under the O & G Lease that were completed as producing wells during 2008. In addition, the Company participated in the drilling and completion of four gross wells under the O & G Lease that started during 2007 and were either ready for completion or being drilled at December 31, 2007. The Company participated as a royalty interest and working interest owner in the drilling of two gross wells under the Drillsite Agreement during 2007 that were completed in 2008. The Company also participated in the drilling of two gross wells during 2007 under the Drillsite Agreement, which were producing at December 31, 2007. During 2006, the Company participated in eight gross natural gas wells under the O & G Lease that were drilled and completed as producing wells in 2006. All of these wells are located in Johnson County, Texas.

Production Activity.  The number of gross producing wells and production activity for the years ended December 31, 2008, 2007 and 2006 are as follows:

	2008	2007	2006

Gross producing wells
O & G Lease	26	14	8
Drillsite Agreement	4	2	0

Total	30	16	8

Natural gas production volume (BCF)	1.5	1.1	0.6
Average sales price per MCF	$10.66	$8.16	$7.61
Total cost of revenues per MCF(1)	$1.28	$1.56	$1.21

(1)	Includes taxes other than income taxes.

Delivery Commitments.  There are no delivery commitments for the Company’s natural gas production to which U.S. Lime O & G is a party.

Natural Gas Reserves.  The following table reflects the proved developed, proved undeveloped and total proved reserves (all of which are located in Johnson County, Texas), future estimated net revenues and standardized measure at December 31, 2008, 2007 and 2006. The reserves and future estimated net revenues are based on the reports of the independent petroleum engineering consulting firm of DeGolyer and MacNaughton. Proved developed reserves included 30, 16, and 8 producing wells at December 31, 2008, 2007 and 2006, respectively. In addition, proved developed reserves also included four wells (two under the O & G Lease and two under the

Drillsite Agreement) that had been drilled at December 31, 2007, but had not yet begun production. Proved undeveloped reserves represents reserves for seven potential wells yet to be drilled at December 31, 2008 and 12 such wells at December 31, 2007. The total number of wells ultimately drilled under the O & G Lease and the Drillsite Agreement has not yet been determined, and could be more or less than the number that could be inferred from the estimated number of wells included in proved undeveloped reserves due to, among other factors, irregularities in formations and spacing decisions made by the operators. The Company’s proved reserves have not been filed with, or included in, any reports to any federal agency, other than those filed with the SEC.

	2008			2007			2006
	Developed	Undeveloped	Total	Developed	Undeveloped	Total	Developed	Undeveloped	Total

Proved natural gas reserves (BCF)	12.0	4.4	16.4	9.7	8.3	18.0	5.4	2.5	7.9
Proved natural gas liquids (MBBLS)	0.4	0.2	0.6	—	—	—	—	—	—
Future estimated net revenues (in thousands)	$67,738	$22,252	$89,990	$57,871	$46,056	$103,927	$26,478	$9,775	$36,253
Standardized measure(1) (in thousands)	$24,111	$6,608	$30,719	$20,520	$13,510	$34,030	$9,602	$3,012	$12,614

(1)	This present value data should not be construed as representative of fair market value, since such data is based upon projected cash flows, which do not provide for escalation or reduction of natural gas prices or for escalation or reduction of expenses and capital costs. The reserve estimates as of December 31, 2008, 2007 and 2006 utilized gas prices per MCF at such dates of $7.06, $7.68 and $6.48, respectively.

Undeveloped Acreage.  Since the Company is not the operator, it has limited information regarding undeveloped acreage and does not know how many acres the operators classify as undeveloped acreage, if any, or the number of wells that will ultimately be drilled under either the O & G Lease or the Drillsite Agreement.

Glossary of Certain Oil and Gas Terms.  The definitions set forth below shall apply to the indicated terms as used in this Report. All volumes of natural gas referred to herein are stated at the legal pressure base of the state or area where the reserves exist and at 60 degrees Fahrenheit and in most instances are rounded to the nearest major multiple.

“BBLS” means a standard barrel containing 42 United States gallons.

“BCF” means one billion cubic feet under prescribed conditions of pressure and temperature and represents a basic unit for measuring the production of natural gas.

“Depletion” means (i) the volume of hydrocarbons extracted from a formation over a given period of time, (ii) the rate of hydrocarbon extraction over a given period of time expressed as a percentage of the reserves existing at the beginning of such period, or (iii) the amount of cost basis at the beginning of a period attributable to the volume of hydrocarbons extracted during such period.

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

“MBBLS” means one thousand BBLS.

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

ITEM 1A.	RISK FACTORS.

General.

Both of our business segments continue to be adversely impacted by recessionary economic conditions in the U.S.

The unprecedented recessionary economic conditions in the United States have reduced demand for our lime and limestone products and our natural gas. Our two largest lime customer industries, the construction and steel industries, have reduced their purchase volumes due to the impact of the recession on their businesses.

The reduced demand for natural gas has also resulted in significantly decreased natural gas prices. In order for us to maintain or increase our profitability, we must maintain or increase our revenues and improve cash flows and continue to control our operational and selling, general and administrative expenses.

If we are unable to maintain our revenues and control our costs in these difficult economic times, our financial condition, results of operations, cash flows and competitive position could be materially adversely affected.

The current financial crisis may adversely impact our financial condition and results of operations in various ways.

The current financial crisis and related uncertainties in the global financial markets may adversely impact our financial condition and results of operations in various ways, and we may face increased challenges if the current economic conditions do not improve. Recent months have witnessed severe difficulties in the credit markets and increased volatility in the equity markets, leading to a global recession and unprecedented calls for governmental intervention. If the current economic conditions do not improve, it is possible that our customers may face financial difficulties that could lead them to default on their obligations to us or seek bankruptcy protection.

As of December 31, 2008, our total consolidated bank debt was $51.4 million. Our bank indebtedness represented approximately 36% of our total capitalization at December 31, 2008. As a result of our bank indebtedness, a large portion of our cash flows from operations will be dedicated to the payment of principal and interest on indebtedness. Our ability to service our debt and to comply with the financial and restrictive covenants contained in our credit facilities is subject to financial, economic, competitive and other factors. Many of these factors are beyond our control. In particular, our ability to service our debt will depend upon our ability to maintain sufficient levels of revenues and cash flows from operations.

Although we believe that our cash on hand, funds generated from operations and remaining amounts available under our $30 million revolving credit facility will be sufficient to meet our operating needs, ongoing capital needs and debt service for 2009, if we did have to access the financial markets, as a result of the current financial crisis we may not have the ability to raise the necessary capital.

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

If we are unable to continue to pass along our increasing fuel, electricity, transportation and freight costs to our customers, our financial condition, results of operations, cash flows and competitive position could be materially adversely affected.

We incur environmental compliance costs, including capital, maintenance and operating costs, with respect to pollution control facilities, the cost of ongoing monitoring programs, the cost of reclamation and remediation efforts and other similar costs and liabilities relating to our compliance with Environmental Laws, and we expect these costs and liabilities to continue to increase, including possible new costs, taxes and limitations on operations.

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

The potential regulation of greenhouse gas emissions remains an issue for the Company and other similar manufacturing companies. Although no restrictions have yet been imposed under U.S. federal laws, new legislation mandating specific near-term and long-range reductions in greenhouse gas emissions is almost certain to be adopted as part of the U.S. climate change policy. The consequences of greenhouse gas emission reduction measures are potentially significant, as the production of carbon dioxide, which is a greenhouse gas, is inherent in the manufacture of lime through the calcination of limestone and combustion of fossil fuels. There is no assurance that a change in the law or regulations will not be adopted, such as the imposition of a carbon tax, a cap and trade program requiring the Company to purchase carbon credits, or measures that would require reductions in emissions, raw materials, fuel use or production rates, that would have a material adverse effect on the Company’s financial condition, results of operations, cash flows and competitive position.

We intend to comply with all Environmental Laws and believe that our accrual for environmental costs and liabilities at December 31, 2008 is reasonable. Because many of the requirements are subjective and therefore not quantifiable or presently determinable, or may be affected by additional legislation and rulemaking, it is not possible to accurately predict the aggregate future costs and liabilities of environmental compliance and their effect on our financial condition, results of operations, cash flows and competitive position.

In order to maintain our competitive position, we may need to continue to expand our operations and production capacity, obtain financing for any such expansion at reasonable interest rates and acceptable terms and sell the resulting increased production at acceptable prices.

We may undertake various capital projects and acquisitions. These would most likely require that we incur additional debt, which may not be available to us at reasonable interest rates or on acceptable terms. Given current and projected demand for lime and limestone products, we cannot guarantee that any such project or acquisition would be successful, that we would be able to sell any resulting increased production at acceptable prices or that any such sales would be profitable.

Although demand and prices for our lime and limestone products have been relatively strong in recent years, we are unable to predict future demand and prices, especially given the current recessionary conditions, and cannot provide any assurance that current levels of demand and prices will continue or that any future increases in demand or price can be maintained.

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

The natural gas industry is cyclical in nature and tends to reflect general economic conditions. The U.S. and other world economies are in a recession which could last well into 2009 and beyond. The recession has led to significant reductions in demand and pricing for our natural gas production, beginning in the second half 2008 and continuing into 2009. In addition, lower natural gas prices may reduce the amount of natural gas that is economical for our operators to develop and produce on the O & G Properties. Reduced prices and production could severely reduce our revenues, gross profit and cash flows from our Natural Gas Interests and thus could have a material adverse effect on our financial condition, results of operations and cash flows.

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

Our income is affected by development, production and other costs, some of which are outside of our control.

The income that comes from our working interests, and to a lesser extent our royalty interests, is directly affected by increases in development, production and other costs. Some of these costs are outside our control, including costs of regulatory compliance and severance and other similar taxes. Other expenditures are dictated by business necessity, such as drilling additional wells to increase recovery rates.

Our natural gas reserves are depleting assets, and we have no ability to explore for new reserves. In addition, our ability to increase our proved developed reserves is limited to any potential additional wells that may be drilled by the operators on the O & G Properties.

Our revenues from our Natural Gas Interests depend in large part on the quantity of natural gas developed and produced from the O & G Properties. Our producing wells will experience declines in production rates due to depletion of their natural gas reserves. We have no ability to explore for new reserves. Any increases in our proved developed reserves will come from the operators drilling additional wells on the O & G Properties. The timing and number of potential additional wells, if any, depends on the market prices of natural gas and on other factors beyond our control.

Drilling activities on the O & G Properties may not be productive, which could have an adverse effect on our financial condition, results of operations and cash flows.

Drilling involves a wide variety of risks, including the risk that no commercially productive natural gas reservoirs will be encountered. The cost of drilling, completing, recompleting, working over and operating wells is often uncertain, and drilling operations may be delayed or canceled as a result of a variety of factors, including:

•	Pressure or irregularities in formations;

•	Equipment failures or accidents;

•	Unexpected drilling conditions;

•	Shortages or delays in the delivery of equipment; and

•	Adverse weather conditions

Future drilling activities, if any, recompletions or workovers on the O & G Properties may not be successful. If these activities are unsuccessful, this failure could have an adverse effect on our financial condition, results of operations and cash flows.

A natural disaster, accident or catastrophe could damage pipelines, gathering systems and other facilities that service wells on the O & G Properties, which could substantially limit operations and adversely affect our financial condition, results of operations, and cash flows.

If pipelines, gathering systems or other facilities that serve our O & G Properties are damaged by any natural disaster, accident, catastrophe or other event, revenues from our Natural Gas Interests could be significantly interrupted. Any event that interrupts the development, production, gathering or transportation of our natural gas, or which causes us to share in significant expenditures not covered by insurance, could adversely impact our gross profit from our Natural Gas Interests. We do not carry business interruption insurance on our Natural Gas Interests.

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

Governmental policies, laws and regulations could have an adverse impact on our O & G Properties and business.

The O & G Properties and our business are subject to federal, state and local laws and regulations relating to the oil and natural gas industry, as well as regulations relating to safety matters. These laws and regulations can have a significant impact on production and costs of development and production.

Environmental costs and liabilities and changing environmental regulation could adversely affect our financial condition, results of operations and cash flows.

As with other companies engaged in the ownership, development and production of natural gas, we always expect to have some risk of exposure to environmental costs and liabilities. The costs associated with environmental compliance or remediation could reduce the gross profits we would receive from our interests. The O & G Properties are subject to extensive federal, state and local regulatory requirements relating to environmental affairs, health and safety and waste management. Governmental authorities have the power to enforce compliance with applicable regulations and permits, which could increase development and production costs on our O & G Properties and adversely affect our cash flows. Third parties may also have the right to pursue legal actions to enforce compliance. It is likely that expenditures in connection with environmental matters, as part of normal capital expenditure programs, will affect our cash flows from the O & G Properties. Future environmental law developments, such as stricter laws, regulations or enforcement policies, including legislation mandating specific near-term and long-range reductions in greenhouse gas emissions, could significantly increase the costs of production from the O & G Properties and adversely affect our financial condition, results of operations and cash flows.

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

The Company did not submit any matters to a vote of security holders during the fourth quarter 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s Common Stock is listed on the Nasdaq Global Market® under the symbol “USLM.” As of March 4, 2009, the Company had approximately 400 shareholders of record. The Company did not pay any dividends during 2007 or 2008 and does not plan on paying dividends in 2009.

As of March 4, 2009, the Company had 500,000 shares of $5.00 par value preferred stock authorized; however, none has been issued.

The low and high sales prices for the Company’s Common Stock for the periods indicated were:

	2008		2007
	Low	High	Low	High

First Quarter	$28.02	$34.70	$29.09	$33.00
Second Quarter	$29.29	$45.56	$30.78	$39.14
Third Quarter	$33.90	$43.99	$31.21	$39.21
Fourth Quarter	$19.70	$39.45	$28.75	$37.18

PERFORMANCE GRAPH

The graph below compares the cumulative five-year total shareholders’ return on the Company’s Common Stock with the cumulative total return on The NASDAQ Market Index and a peer group consisting of Eagle Materials, Inc., Monarch Cement Co., U.S. Concrete, Inc. and Martin Marietta Materials, Inc. The graph assumes that the value of the investment in the Company’s Common Stock and each index was $100 on January 1, 2004, and that all dividends have been reinvested.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
AMONG U.S. LIME & MINERALS, INC.,
NASDAQ MARKET INDEX AND PEER GROUP INDEX

ASSUMES $100 INVESTED ON JAN. 1, 2004
ASSUMES DIVIDENDS REINVESTED

	2003	2004	2005	2006	2007	2008
U.S. LIME & MINERALS, INC.	100.00	168.15	392.15	446.67	449.63	354.81
PEER GROUP INDEX	100.00	130.02	185.41	228.99	254.50	177.15
NASDAQ MARKET INDEX	100.00	108.41	110.79	122.16	134.29	79.25

ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s 2001 Long-Term Incentive Plan and 1992 Stock Option Plan allow employees and directors to pay the exercise price for stock options and the tax liability for the lapse of restrictions on restricted stock by payment in cash and/or delivery of shares of the Company’s Common Stock to the Company. In the fourth quarter 2008, pursuant to these provisions, the Company received a total of 991 shares of its Common Stock for payment of the tax liability for the lapse of restrictions on restricted stock. The 991 shares were valued at $23.49 per share, the fair market value of one share of the Company’s Common Stock on the date that they were tendered to the Company.

ITEM 6.	SELECTED FINANCIAL DATA.

	Years Ended December 31,
	2008	2007	2006		2005	2004
	(Dollars in thousands, except per share amounts)

Operating results
Lime and limestone revenues	$126,165	116,569	114,113		81,085	71,231
Natural gas revenues	16,191	8,667	4,577		—	—

Total revenues	$142,356	125,236	118,690		81,085	71,231
Gross profit	$31,283	26,016	28,037		19,366	17,020
Operating profit	$23,317	18,372	21,024		13,844	11,980
Income before income taxes and cumulative effect of change in accounting principle	$19,411	14,339	18,140	(1)	9,772	7,713
Net income	$14,433	10,446	12,701	(1)	7,948	6,329
Net income per share of common stock:
Basic	$2.29	1.67	2.06		1.34	1.08
Diluted	$2.27	1.65	2.02		1.31	1.07

	As of December 31,
	2008	2007	2006	2005		2004

Total assets	$166,129	158,227	154,168	123,024	(2)	100,339
Long-term debt, excluding current installments	$46,354	54,037	59,641	51,667		41,390
Stockholders’ equity per outstanding common share	$14.87	12.94	11.67	9.66		8.25
Cash dividends per common share	$—	—	—	—		—
Employees	307	318	317	292		211

(1)	The cumulative effect of change in accounting principle in 2006 for certain stripping costs was $550, net of $190 income tax benefit.

(2)	Includes the assets of St. Clair acquired on December 28, 2005.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

FORWARD-LOOKING STATEMENTS.

Any statements contained in this Report that are not statements of historical fact are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements in this Report, including without limitation statements relating to the Company’s plans, strategies, objectives, expectations, intentions, and adequacy of resources, are identified by such words as “will,” “could,” “should,” “would,” “believe,” “expect,” “intend,” “plan,” “schedule,” “estimate,” “anticipate,” and “project.” The Company undertakes no obligation to publicly update or revise any forward-looking statements. The Company cautions that forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from expectations, including without limitation the following: (i) the Company’s plans, strategies, objectives, expectations, and intentions are subject to change at any time at the Company’s discretion; (ii) the Company’s plans and results of operations will be affected by its ability to maintain and manage its growth; (iii) the Company’s ability to meet short-term and long-term liquidity demands, including servicing the Company’s debt, conditions in the credit markets, volatility in the equity markets, and changes in interest rates on the Company’s debt, including the ability of the counterparty to the Company’s interest rate hedges to meet its obligations; (iv) inclement weather conditions; (v) increased fuel, electricity, transportation and freight costs; (vi) unanticipated delays, difficulties in financing, or cost overruns in completing construction projects; (vii) the Company’s ability to expand its Lime and Limestone Operations through acquisitions, including obtaining financing for such acquisitions, and to successfully integrate acquired operations; (viii) inadequate demand and/or prices for the Company’s lime and limestone products, including the additional lime production from the Company’s third kiln in Arkansas, due to the state of the U.S. economy, recessionary pressures in particular industries, including construction and steel, and inability to continue to increase prices for the Company’s products; (ix) the uncertainties of development, production and prices with respect to the Company’s Natural Gas Interests, including reduced drilling activities pursuant to the Company’s Lease Agreement and Drillsite Agreement, inability to explore for new reserves and declines in production rates; (x) on-going and possible new environmental and other regulatory costs, taxes and limitations on operations, including those related to climate change; and (xi) other risks and uncertainties set forth in this Report or indicated from time to time in the Company’s filings with the SEC.

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

Management’s principal operational focus is on managing our Lime and Limestone Operations. We have little control over the two operators that drill for and produce natural gas on our Johnson County property. Our principal management decisions related to our Natural Gas Interests involve whether to participate as a working interest owner by contributing our proportional costs for drilling proposed wells under the O & G Lease (20% working interest at approximately $400 to $500 thousand cost per well to date) and the Drillsite Agreement (12.5% working interest at approximately $300 thousand cost per well to date). While we intend to continue to participate in future natural gas wells drilled on our O & G Properties, we are not in the business of drilling for or producing natural gas, and have no personnel expert in that field.

We do not allocate our corporate overhead or interest costs to either of our segments.

Lime and Limestone Operations.

In our Lime and Limestone Operations, we produce and sell PLS, quicklime, hydrated lime and lime slurry. The principal factors affecting our success are the level of demand and prices for our products and whether we are able to maintain sufficient production levels and product quality while controlling costs.

Inclement weather conditions generally reduce the demand for lime and limestone products supplied to construction-related customers that account for a significant amount of our revenues, as in the case of excessive rainfall in Texas and Oklahoma during 2007. Inclement weather also interferes with our open-pit mining operations and can disrupt our plant production, as in the case of winter ice storms in Texas.

Demand for our products in our market areas is also affected by general economic conditions, the pace of home construction and the demand for steel, as well as the level of governmental and private funding for highway construction. Continuing softness in the construction markets resulted in reduced demand for our lime and limestone products during the last two years, including demand for our PLS, which declined primarily due to reduced roof shingle demand in our markets. Demand from the steel industry was strong through the first three quarters 2008, but drastically declined beginning in October 2008 due to a reduction in steel production, which has continued into 2009.

In August 2005, President Bush signed the Safe, Accountable, Flexible, and Equitable Transportation Equity Act (“SAFETEA”), which reauthorized the federal highway, public transportation, highway safety, and motor carrier safety programs for fiscal years 2005 through 2009. SAFETEA provided nearly a 40% increase in funding over the Transportation Equity Act for the 21st Century. In addition, we have seen an increase in the construction of tollroads in Texas. Also, President Obama recently signed the American Recovery and Reinvestment Act of 2009, which includes more than $48 billion for transportation projects such as road and bridge construction, mass transit and high-speed rail. As a result, we believe that there may be an increased level of demand for lime and limestone products used in highway construction for the next several years.

Our modernization and expansion projects in Texas and Arkansas, including the construction of a third kiln at our Arkansas facilities that was completed in December 2006, our acquisitions of U.S. Lime Company — St. Clair, our Delta, Colorado facilities and our Texas slurry operations have positioned us to meet the demand for high-quality lime and limestone products in our markets, with our lime output capacity more than doubling since 2003. In addition, our distribution terminal in Shreveport, Louisiana expanded our market area for this additional output. Our modernization and expansion projects have also equipped us with up-to-date, fuel-efficient plant facilities, which should result in lower production costs and greater operating efficiencies, thus enhancing our competitive position. All of our kilns are fuel-efficient preheater kilns, except for one kiln at St. Clair. In order for our plants to operate at peak efficiency, we must meet operational challenges that arise from time to time, including bringing new facilities on line and refurbishing and/or improving recently acquired facilities, such as St. Clair, as well as operating existing facilities efficiently. We also incur significant costs to remain in compliance with rapidly changing Environmental Laws.

Our primary variable cost is energy. Energy costs continued to increased during 2008, with prices for coal and coke delivered to the Company’s plants increasing approximately 21% compared to 2007. Fuel, electricity, transportation and freight costs increased significantly during 2008. In addition, our freight costs to deliver our products are high relative to the value of our products and have increased significantly in recent years. We have been able to mitigate to some degree the adverse impact of these energy cost increases by varying the mixes of fuel used in our kilns, and by passing on some of our increased costs to our customers through higher prices and/or surcharges on certain products. We have not, to date, engaged in any significant hedging activity in an effort to control our energy costs. We have, however, entered into forward purchase contracts for a portion of our natural gas requirements for the winter months in order to provide greater predictability to this cost component, and we may do so again in the future.

We financed our modernization and expansion projects and acquisitions through a combination of debt financing, including the issuance in August 2003 of $14.0 million of unsecured subordinate notes, which have been fully repaid, and from cash flows from operations. We financed our $14.0 million acquisition cost for the December 2005 St. Clair acquisition primarily from a new long-term loan. Given our level of debt, we must generate sufficient cash flows to cover ongoing capital and debt service needs. Our revolving credit facility matures April 2, 2012, and the remainder of our long-term debt becomes due in 2015.

As a result of our modernization and expansion projects and acquisitions, our yearly depreciation, depletion and amortization expense included in cost of revenues increased from $6.1 million in 2003 to $13.0 million in 2008, while our gross profit increased from $13.1 million to $31.3 million over the same period. Although our outstanding debt is approximately the same at the end of 2008 as it was at the end of 2003, our interest expense, which was at $4.6 million in 2003, has declined to $3.5 million in 2008. This is due to our improved financial condition, which allowed us to refinance our bank debt beginning in 2004 to reduce our interest rates. Absent a significant acquisition opportunity arising, we anticipate funding our capital requirements and paying down our debt further in 2009 from our cash flows from operations.

In order for us to increase our profitability in our Lime and Limestone Operations in the face of our increased fixed and variable costs, we must improve our revenues and cash flows and continue to control our operational and selling, general and administrative expenses. Given reduced demand for our lime products, in the fourth quarter 2008 we began to take various steps to reduce our costs, including idling several of our kilns and reducing our workforce. We will continue to look for ways to reduce our costs further in the face of ongoing reduced demand for our products in 2009. We are also focusing on continuing to increase our lime and limestone prices to seek to offset our increased costs and lowered sales volume, which is very challenging in these difficult economic times. In addition, we will continue to explore ways to expand our operations and production capacity through additional capital projects and acquisitions as conditions warrant or opportunities arise.

We believe that the enhanced production capacity resulting from our modernization and expansion efforts at the Texas and Arkansas plants, including the third kiln at Arkansas, our acquisitions, and the operational strategies that we have implemented have allowed us to increase production, improve product quality, better serve existing customers, attract new customers and control our costs. There can be no assurance, however, that demand and prices for our lime and limestone products will be sufficient to fully utilize our additional production capacity and cover our additional depreciation and other fixed costs, that our production will not be adversely affected by weather-related or other operational problems, that we can successfully invest in improvements to our existing facilities, that our results will not be adversely affected by continued increases in fuel, electricity, transportation and freight costs or new environmental requirements, or that our revenues, gross profit, net income and cash flows can be maintained.

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

During 2008, our revenues from our Natural Gas Interests increased to $16.2 million, and our capital expenditures totaled approximately $5.9 million, primarily for 12 wells completed under the O & G Lease and two wells completed under the Drillsite Agreement. Our gross profit from 30 producing wells at December 31, 2008 totaled $13.1 million in 2008. After peaking in June 2008, natural gas prices declined precipitously during the second half 2008 and have continued to decline in 2009.

We currently intend to participate in any additional wells drilled under either agreement, but cannot predict the number of additional wells that ultimately will be drilled, if any, or their results. Based on discussions with the operators, no new wells are currently planned to be drilled during 2009. Given the current reduced demand for natural gas, which has resulted in lower natural gas prices, and expected declines in production rates, we anticipate that we may experience lower revenues from our Natural Gas Interests in 2009 compared to 2008.

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

Successful-efforts method for Natural Gas Interests.  We use the successful-efforts method to account for development expenditures related to our Natural Gas Interests. Under this method, drilling and completion costs of development wells are capitalized and depleted using the units-of-production method. Costs to drill exploratory wells, if any, that do not find proved reserves are expensed.

Natural gas reserve estimates.  Proved reserves are estimated quantities of crude oil, natural gas and natural gas liquids that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. Additional oil, gas and natural gas liquids expected to be obtained through the application of fluid injection or other improved recovery techniques for supplementing the natural forces and mechanisms of primary recovery are included as proved developed reserves only after testing by a pilot project or after the operation of an installed program has confirmed through production response that increased recovery will be achieved. Proved undeveloped reserves are reserves that are expected to be recovered from new wells on undeveloped acreage or from existing wells where a relatively major expenditure is required for recompletion. Proved undeveloped reserves on undrilled acreage is limited (i) to those drilling units offsetting productive units that are reasonably certain of production when drilled and (ii) to other undeveloped units where it can be demonstrated with certainty that there is continuity of production from the existing productive formation. We emphasize that the volume of reserves are estimates that, by their nature, are subject to revision. The estimates are made using geological and reservoir data, as well as production performance data. These estimates will be reviewed annually and revised, either upward or downward, as warranted by additional performance data. If the estimates of proved reserves were to decline, the rate at which we record depletion expense would increase.

Environmental costs and liabilities.  We record environmental accruals in other liabilities, based on studies and estimates, when it is probable that we have incurred a reasonably estimable cost or liability. The accruals are adjusted when further information warrants an adjustment. Environmental expenditures that extend the life, increase the capacity or improve the safety or efficiency of Company-owned assets or are incurred to mitigate or prevent future possible environmental contamination are capitalized. Other environmental costs are expensed when incurred.

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

Derivatives.  We record the fair value of our interest rate hedges on our balance sheet and include any changes in fair value in other comprehensive income (loss). We determine fair value utilizing the cash flows valuation technique.

Stock-based compensation.  As required by Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payments” (“SFAS 123(R)”), we expense all stock-based payments to employees and directors, including grants of options and restricted stock, in our Consolidated Statements of Income based on their fair values. We adopted the provisions of SFAS 123(R) on January 1, 2006 using the modified prospective method, in which compensation cost is recognized ratably over the vesting period based on the requirements of SFAS 123(R) for all stock-based awards granted after the adoption date and for all such awards granted prior to the adoption date that were unvested on the adoption date.

RESULTS OF OPERATIONS.

The following table sets forth certain financial information expressed as a percentage of revenues for the periods indicated:

	Year Ended December 31,
	2008	2007	2006

Revenues	100.0%	100.0%	100.0%
Cost of revenues
Labor and other operating expenses	(68.9)	(69.2)	(68.2)
Depreciation, depletion and amortization	(9.1)	(10.0)	(8.2)

Gross profit	22.0	20.8	23.6
Selling, general and administrative expenses	(5.6)	(6.1)	(5.9)

Operating profit	16.4	14.7	17.7
Other (expense) income:
Interest expense	(2.5)	(3.4)	(2.6)
Other, net	(0.3)	0.2	0.2
Income tax expense	(3.5)	(3.1)	(4.1)

Net income before cumulative effect of change in accounting principle	10.1	8.4	11.2
Cumulative effect of change in accounting principle, net of income tax benefit	—	—	(0.5)

Net income	10.1%	8.4%	10.7%

2008 vs. 2007

Revenues for 2008 increased to $142.4 million from $125.2 million in 2007, an increase of $17.2 million, or 13.7%. Revenues from our Lime and Limestone Operations in 2008 increased $9.6 million, or 8.2%, to $126.2 million in 2008 from $116.6 million in 2007. The increase in revenues from our Lime and Limestone Operations was primarily due to average product price increases of approximately 7.5% in 2008, compared to 2007, primarily offset by continuing reduced construction demand. Revenues from our Natural Gas Interests in 2008 increased $7.5 million, or 86.8%, to $16.2 million from $8.7 million in 2007. The increase in revenues from our Natural Gas Interests resulted from a 30.6% increase in average price received per MCF and a 43.1% increase in volume resulting from the addition of 14 new producing wells during 2008, partially offset by declines in production rates on wells completed prior to 2008.

Our gross profit increased to $31.3 million for 2008 from $26.0 million for 2007, a increase of $5.3 million, or 20.2%. Gross profit from our Lime and Limestone Operations for 2008 was $18.2 million, compared to $20.0 million in 2007, a decrease of $1.8 million, or 8.9%. Gross profit from our Lime and Limestone Operations for 2008 was lower primarily due to increased fuel, electricity and transportation costs, partially offset by increased revenues.

Gross profit for 2008 also included $13.1 million from our Natural Gas Interests, compared to $6.1 million in 2007, an increase of $7.0 million, or 116.1%. Production volumes for 2008 from our Natural Gas Interests in

30 wells totaled approximately 1.5 BCF, sold at an average price per MCF of approximately $10.66, compared to 2007 when approximately 1.1 BCF was produced and sold from 16 wells at an average price of approximately $8.16 per MCF.

Selling, general and administrative expenses (“SG&A”) increased to $8.0 million in 2008 from $7.6 million in 2007, an increase of $322 thousand, or 4.2%. As a percentage of revenues, SG&A decreased to 5.6% in 2008 from 6.1% in 2007. The increase in SG&A in 2008 was primarily attributable to increased personnel costs, including a $32 thousand increase in stock-based compensation and increased insurance costs.

Interest expense in 2008 decreased to $3.5 million from $4.3 million in 2007, a decrease of $801 thousand, or 18.7%. The decrease in interest expense in 2008 primarily resulted from decreased average outstanding debt, resulting from the repayment during 2008 of approximately $7.7 million of debt that was outstanding at December 31, 2007.

Other, net decreased $674 thousand from income of $254 thousand in 2007 to expense of $420 thousand in 2008, primarily due to $358 thousand of expense associated with an attempted acquisition with respect to which we were unable to reach satisfactory terms, and $200 thousand for damages to railcars and equipment at a trans-loading facility in Galveston, Texas caused by Hurricane Ike.

Income tax expense increased to $5.0 million in 2008 from $3.9 million in 2007, an increase of $1.1 million, or 27.9%. The increase in income tax expense in 2008 compared to 2007 was primarily due to the increase in income before taxes. The decrease in the effective tax rate from 27.1% in 2007 to 25.6% in 2008 was due to the income tax benefit of the increased statutory depletion resulting from the increase in revenues from our Natural Gas Interests.

Net income increased to $14.4 million ($2.27 per share diluted) in 2008, compared to $10.4 million ($1.65 per share diluted) in 2007, an increase of $4.0 million, or 38.2%.

2007 vs. 2006

Revenues for 2007 increased to $125.2 million from $118.7 million in 2006, an increase of $6.5 million, or 5.5%. Revenues from our Lime and Limestone Operations in 2007 increased $2.5 million, or 2.2%, to $116.6 million in 2007 from $114.1 million in 2006. Revenues from our Natural Gas Interests in 2007 increased $4.1 million, or 89.4%, to $8.7 million from $4.6 million in 2006.

The increase in revenues from our Lime and Limestone Operations was primarily due to average product price increases of approximately 6.1% in 2007, compared to 2006, and increased lime slurry sales resulting from the Company’s June 2006 acquisition of the assets of a lime slurry operation in the Dallas-Ft. Worth Metroplex. These increases were partially offset by lower PLS sales volumes due to the continuing reduced demand for roof shingles, which began in fourth quarter 2006, a slow-down in steel industry production, continuing weakness in the housing construction markets and reduced construction demand for our lime products resulting from near record rainfalls in both Texas and Oklahoma during the second quarter 2007.

Our gross profit decreased to $26.0 million for 2007 from $28.0 million for 2006, a decrease of $2.0 million, or 7.2%. Gross profit from our Lime and Limestone Operations for 2007 was $20.0 million, compared to $24.5 million in 2006, a decrease of $4.5 million, or 18.4%. Gross profit for 2007 was lower primarily due to reduced PLS sales in 2007 compared to 2006 and increased energy costs, as well as additional deprecation, primarily for the third kiln project in Arkansas, which was completed in the first quarter 2007.

Gross profit for 2007 also included $6.1 million from our Natural Gas Interests, compared to $3.5 million in 2006, an increase of $2.5 million, or 71.4%. Production volumes for 2007 from our Natural Gas Interests totaled approximately 1.1 BCF, sold at an average price per MCF of approximately $8.16, compared to 2006 when approximately 0.6 BCF was produced and sold at an average price of approximately $7.61 per MCF.

SG&A increased to $7.6 million in 2007 from $7.0 million in 2006, an increase of $631 thousand, or 9.0%. As a percentage of revenues, SG&A increased to 6.1% in 2007 from 5.9% in 2006. The increases in SG&A in 2007 were primarily attributable to increased employee compensation and benefits, professional fees, travel costs and office rent, and the recognition of $200 thousand more of stock-based compensation in SG&A in 2007, compared to 2006.

Interest expense in 2007 increased to $4.3 million from $3.1 million in 2006, an increase of $1.2 million, or 38.0%. The increase in interest expense for 2007 compared to 2006 primarily resulted from the capitalization of approximately $940 thousand of interest in 2006 as part of the construction of the Arkansas third kiln project, compared to $130 thousand of interest capitalized in 2007, and increased average outstanding debt in the first three quarters 2007. These increases were partially offset by reduced interest rates, resulting from the amendment of our credit facilities in March 2007.

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

Net income decreased to $10.4 million ($1.65 per share diluted) in 2007, compared to $12.7 million ($2.02 per share diluted) for 2006, a decrease of $2.3 million, or 17.8%. Net income for 2006 included a reduction of $550 thousand ($0.09 per share diluted) for the cumulative effect of a change in accounting principle, reflecting the write off of deferred stripping costs ($740 thousand, less $190 thousand income tax benefit).

FINANCIAL CONDITION.

Capital Requirements.  We require capital primarily for seasonal working capital needs, normal recurring capital and re-equipping projects, modernization and expansion projects, drilling and completion of natural gas wells and acquisitions. Our capital needs are met principally from cash flows from operations, our $30 million revolving credit facility and our long-term debt.

We expect to spend $5.0 to $7.0 million per year over the next several years in our Lime and Limestone Operations for normal recurring capital and re-equipping projects at our plants and facilities to maintain or improve efficiency, ensure compliance with Environmental Laws and reduce costs. As of December 31, 2008, we had contractual commitments of approximately $968 thousand for the completion of a highway bridge that is part of the quarry development at our Arkansas facilities. With no new natural gas wells scheduled to be drilled in 2009, we expect capital expenditures for our Natural Gas Interests will be substantially less than the 2008 level of $5.9 million.

Liquidity and Capital Resources.  Net cash provided by operations was $25.8 million in 2008, compared to $24.5 million in 2007, an increase of $1.3 million, or 5.2%. Our cash provided by operating activities is composed of net income, depreciation, depletion and amortization (“DD&A”), other non-cash items included in net income and changes in working capital. In 2008, cash provided by operating activities was principally composed of $14.4 million net income, $13.5 million DD&A, $2.4 million deferred income taxes and $627 thousand of stock-based compensation, partially offset by changes in working capital. The increase in 2008 compared to 2007 was primarily the result of the $4.0 million increase in net income and a $1.2 million increase in DD&A and other non-cash items. These were partially offset by a $2.0 million decrease in accounts payable and accrued expenses and other liabilities in 2008, compared to an increase of $500 thousand in 2007, and a $2.4 million increase in inventories in 2008 compared to a $1.3 million increase in 2007. The largest changes in working capital items in 2008 were a $2.4 million increase in inventories, the $2.0 million net decrease in accounts payable and accrued expenses and $579 thousand net increase in trade receivables. The most significant changes in working capital items during 2007 were the $1.3 million increase in inventories and the $865 thousand increase in accounts payable and accrued expenses.

Banking Facilities and Debt.  On October 19, 2005, we entered into an amendment to our credit agreement (the “2005 Amendment”) with a bank (the “Lender”) primarily to increase the loan commitments and extend the maturity dates. As a result of the 2005 Amendment, our credit agreement now includes a ten-year $40.0 million term loan (the “Term Loan”), a ten-year $20.0 million multiple draw term loan (the “Draw Term Loan”) and a five-year $30.0 million revolving credit facility (the “Revolving Facility”) (collectively, the “Credit Facilities”). The proceeds from the Term Loan were used primarily to repay the outstanding balances on the term loan and revolving credit facility under our credit agreement prior to the 2005 Amendment. In December 2005, we drew down $15.0 million on the Draw Term Loan primarily to acquire St. Clair. We drew down the remaining $5.0 million in the second quarter 2006, which was primarily used to pay construction costs of the third kiln project at our Arkansas plant.

The Term Loan requires quarterly principal payments of $833 thousand, which began on March 31, 2006, equating to a 12-year amortization, with a final principal payment of $7.4 million due on December 31, 2015. The Draw Term Loan requires quarterly principal payments of $417 thousand, based on a 12-year amortization, with a final principal payment on December 31, 2015 equal to any remaining principal then-outstanding. The Revolving Facility is scheduled to mature on April 2, 2012. The maturity of the Term Loan, the Draw Term Loan and the Revolving Facility can be accelerated if any event of default, as defined under the Credit Facilities, occurs.

The Credit Facilities bear interest, at our option, at either LIBOR plus a margin of 1.125% to 2.125%, or the Lender’s Prime Rate plus a margin of minus 0.625% to plus 0.375%. The margins are determined quarterly in accordance with a pricing grid based upon the ratio of our total funded senior indebtedness to earnings before interest, taxes, depreciation, depletion and amortization (“EBITDA”) for the 12 months ended on the last day of the most recent calendar quarter (the “Cash Flow Leverage Ratio”). Based on our Cash Flow Leverage Ratios for the twelve months ended June 30, September 30 and December 31, 2008, since July 30, 2008 the LIBOR margin and the Lender’s Prime Rate margin have been, and continue to be, 1.125% and minus 0.625%, respectively.

Through a hedge, we fixed LIBOR at 4.695% on the $40.0 million Term Loan for the period December 30, 2005 through its maturity date, resulting in an interest rate of 5.82% based on the current LIBOR margin of 1.125%. Effective December 30, 2005, we also entered into a hedge that fixed LIBOR at 4.875% on the $15.0 million then-outstanding on the Draw Term Loan through its maturity date, resulting in an interest rate of 6.00% based on the current LIBOR margin of 1.125%. Effective June 30, 2006, we entered into a third hedge that fixed LIBOR at 5.50% on the remaining $5.0 million of the Draw Term Loan through its maturity date, resulting in an interest rate of 6.625% based on the current LIBOR margin of 1.125%. We designated all of the hedges as cash flow hedges, and as such, changes in their fair market value will be included in other comprehensive income (loss). The hedges have been effective. We will be exposed to credit losses in the event of non-performance by the counterparty, Wells Fargo Bank, N.A., to the hedges. We marked our interest rate hedges to fair value at December 31, 2008 utilizing the cash flows valuation technique, resulting in a liability of $5.4 million due to interest rate declines. We paid $634 thousand in 2008 and received $290 thousand and $314 thousand during 2007 and 2006, respectively, in quarterly settlement payments pursuant to our hedges which were included in interest expense.

Pursuant to a security agreement dated August 25, 2004 (the “Security Agreement”), the Credit Facilities are secured by our existing and hereafter acquired tangible assets, intangible assets and real property. The Credit Facilities and Security Agreement contain covenants that restrict the incurrence of debt, guarantees and liens and place restrictions on capital investments and the sale of significant assets. The Company is also required to meet a minimum debt service coverage ratio. The Credit Facilities provide that we may pay annual dividends, not to exceed $1.5 million, so long as after such payment, we remain solvent and the payment does not cause or result in any default or event of default as defined under the Credit Facilities.

On August 5, 2003, in a private placement, we sold $14.0 million of subordinated notes (the “Sub Notes”), which have been fully repaid. The private placement also included six-year detachable warrants, providing the Sub Note investors the right to purchase an aggregate of 162 thousand shares of our common stock at 110% of the average closing price of one share of common stock for the trailing 30 trading days prior to closing, or $3.84. The last of the warrants were exercised in 2006.

During 2008, we paid down approximately $7.7 million, or 13.0%, of the $59.0 million in total principal amount of debt outstanding as of December 31, 2007, resulting in $51.4 million of total principal amount of debt outstanding as of December 31, 2008, consisting of $30.0 million, $16.7 million and $4.7 million outstanding on the Term Loan, Draw Term Loan and Revolving Facility, respectively. We also had $322 thousand of letters of credit issued at December 31, 2008.

Capital Expenditures.  We have made a substantial amount of capital investments over the past four years, including the construction of the third kiln project at the Company’s Arkansas facilities (which began in the third quarter 2005 and was completed in first quarter 2007), the acquisition of U.S. Lime Company — St. Clair in December 2005, the acquisition of additional lime slurry operations in June 2006 and December 2008, the acquisition of a new limestone grinding and bagging facility in Delta, Colorado in September 2005, the 2008 quarry development in Arkansas and the drilling and completion of 30 natural gas wells in late 2005 through 2008.

Investing activities in 2008 totaled $18.3 million, compared to $18.2 million in 2007. Investments in 2008 included approximately $5.9 million for drilling and completion costs for the Company’s working interests in natural gas wells, $4.1 million for quarry development in Arkansas and $2.5 million for acquisition of the assets and business of a lime slurry operation in Ft. Worth, Texas.

Investments in 2007 included approximately $5.5 million for the third kiln project at Arkansas and approximately $4.4 million for drilling and completion costs for the Company’s working interests in natural gas wells.

Contractual Obligations.  The following table sets forth our contractual obligations as of December 31, 2008 (in thousands):

	Payments Due by Period
					More than
Contractual Obligations	Total	1 Year	2-3 Years	4-5 Years	5 Years

Long-term debt, including current installments	$46,354	5,000	10,000	14,687	16,667
Operating leases(1)	$5,770	2,035	2,442	683	610
Limestone mineral leases	$1,219	78	146	136	859
Purchase obligations(2)	$1,723	1,723	—	—	—
Other liabilities(3)(4)	$1,127	137	346	361	283

Total	$56,193	8,973	12,934	15,867	18,419

(1)	Represents operating leases for mobile equipment, railcars and corporate office space that are either non-cancelable or subject to significant penalty upon cancellation.

(2)	Approximately $968 thousand of these obligations are to complete a highway bridge as part of the quarry development at our Arkansas facilities.

(3)	Does not include $418 thousand unfunded projected benefit obligation for a defined benefit pension plan. Future required contributions, if any, are subject to actuarial assumptions and future earnings on plan assets. The Company plans to make a contribution of $333 thousand to the plan in 2009. See Note 6 of Notes to Consolidated Financial Statements.

(4)	Does not include $5.4 million mark-to-market liability for the Company’s interest rate hedges.

Liquidity.  At December 31, 2008, we had drawn $4.7 million on our $30 million Revolving Facility. We believe that cash on hand, funds generated from operations and remaining amounts available under the Revolving Facility will be sufficient to meet our operating needs, ongoing capital needs and debt service for 2009. Additionally, with our cash flows from our Lime and Limestone Operations and Natural Gas Interests and remaining amounts available from our $30.0 million Revolving Facility, we believe we will have sufficient capital resources to meet our liquidity needs for the near future.

Off-Balance Sheet Arrangements.  We do not utilize off-balance sheet financing arrangements; however, we lease some of our equipment used in our operations under non-cancelable operating lease agreements and have various limestone mineral leases. As of December 31, 2008, the total future lease payments under our various operating and mineral leases totaled $5.8 million and $1.2 million, respectively, and are due in payments as summarized in the table above.

NEW ACCOUNTING PRONOUNCEMENTS.

Fair Value Accounting.  In September 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 created a single definition of fair value, along with a conceptual framework to measure fair value. SFAS 157 defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” SFAS 157 requires the Company to apply valuation techniques that (1) place greater reliance on observable inputs and less reliance on unobservable inputs and (2) are consistent with the market approach, the income approach, and/or the cost approach. SFAS 157 also requires the Company to include enhanced disclosures of fair value measurements in its financial statements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods that fall within those fiscal years. On February 12, 2008, the FASB Staff issued FASB Staff Position (“FSP”) No. 157-2 that delayed for one year the effective date of SFAS 157 for most nonfinancial assets and nonfinancial liabilities. Provisions of the statement are to be applied prospectively except in limited situations. SFAS 157 was adopted by the Company on January 1, 2008 for financial assets and liabilities and had no effect on the Company’s financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS 159”), which allows measurement at fair value of eligible financial assets and liabilities that are not otherwise measured at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to draw comparison between the different measurement attributes that the Company elects for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. SFAS 159 was adopted by the Company on January 1, 2008 and had no effect on the Company’s financial statements.

Business Combinations.  In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) expands the definition of transactions and events that qualify as business combinations; requires that the full value of acquired assets and liabilities, including contingent liabilities, be recorded at the fair value determined on the acquisition date and changes thereafter in valuation to be reflected in revenue, not goodwill; changes the recognition timing for valuation; and requires acquisition costs to be expensed as incurred. This provision will change the Company’s accounting for acquisitions after January 1, 2009.

Hedging Activities.  In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities” (“SFAS 161”), which amends SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” and expands disclosures to include information about the fair value of derivatives, related credit risks and a company’s strategies and objectives for using derivatives. SFAS 161 is effective for fiscal periods beginning on or after November 15, 2008. SFAS 161 was adopted by the Company on January 1, 2009 and will have no effect on the Company’s financial statements.

Intangible Assets Lives.  In April 2008, the FASB Staff issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other applicable accounting literature. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and must be applied prospectively to intangible assets acquired after the effective date. FSP 142-3 was adopted by the Company on January 1, 2009 and will have no effect on the Company’s financial statements.

Accounting Principles.  In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS 162 will become effective 60 days following SEC approval of Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted

Accounting Principles.” The adoption of SFAS 162 will have no effect on the Company’s consolidated financial statements.

Pension and Postretirement Benefit Plans.  On December 30, 2008, the FASB Staff issued FSP No. 132(R)-1, “Employers’ Disclosure about Post Retirement Benefit Plan Assets” (“FSP 132(R)-1”). FSP 132(R)-1 requires greater transparency in an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. FSP 132(R)-1 requires employers to consider the following objectives in providing more detailed disclosures about plan assets: (1) how investment decisions are made, (2) the major categories of plan assets, (3) the inputs and valuation techniques used to measure fair values of plan assets, (4) the effect on fair value measurements using level 3 measurements on changes in plan assets for the period, and (5) significant concentrations of risk within plan assets. FSP 132(R)-1 is effective for fiscal years ending after December 15, 2009. The Company will adopt FSP 132(R)-1 effective January 1, 2010, and is currently determining the effect, if any, this pronouncement will have on its financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

COMMODITY PRICE RISK.

We are exposed to commodity price risk related to the price volatility of natural gas utilized at our plants. From time to time, we enter into forward purchase contracts for the delivery of a portion of our natural gas requirements. At December 31, 2008, we had committed to purchase 12,700 MMBTU per month for January 2009 at a price of $6.98 per MMBTU. As of December 31, 2008, the market price for deliveries in January 2009 was approximately $6.14. We recorded a mark-to-market adjustment resulting in a increase of approximately $11 thousand in labor and other operating expenses at December 31, 2008.

INTEREST RATE RISK.

We are exposed to changes in interest rates, primarily as a result of floating interest rates on our Term Loan, Draw Term Loan and Revolving Facility. At December 31, 2008, we had $51.4 million of indebtedness outstanding under floating rate debt. We have entered into interest rate swap agreements to swap floating rates for fixed rates at 4.695%, plus the applicable LIBOR margin, through maturity on the Term Loan balance of $30 million, and 4.875% and 5.50% on $12.5 million and $4.2 million, respectively, plus the applicable LIBOR margin, through maturity on the $20.0 million Draw Term Loan balance. Our $4.7 million borrowings, at December 31, 2008, under the Revolving Facility are subject to interest rate risk. Assuming no additional borrowings or repayments on the Revolving Facility, a 100 basis point increase in interest rates would result in an increase in interest expense and a decrease in income before taxes of approximately $47 thousand per year. This amount has been estimated by calculating the impact of such hypothetical interest rate increase on our non-hedged, floating rate debt of $4.7 million outstanding under the Revolving Facility at December 31, 2008 and assuming it remains outstanding over the next 12 months. Additional borrowings under the Revolving Facility would increase this estimate. See Note 3 of Notes to Consolidated Financial Statements.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
United States Lime & Minerals, Inc.

We have audited the accompanying consolidated balance sheets of United States Lime & Minerals, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United States Lime & Minerals, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Dallas, Texas
March 5, 2009

United States Lime & Minerals, Inc.

Consolidated Balance Sheets

	December 31,
	2008	2007
	(Dollars in thousands, except per share data)

ASSETS
Current assets:
Cash and cash equivalents	$836	$1,079
Trade receivables, net	14,492	13,210
Inventories	12,297	9,887
Prepaid expenses and other assets	1,336	1,155

Total current assets	28,961	25,331
Property, plant and equipment:
Mineral reserves and land	15,040	10,595
Proved natural gas properties, successful-efforts method	13,794	7,834
Buildings and building and leasehold improvements	3,322	3,170
Machinery and equipment	184,526	189,819
Furniture and fixtures	826	1,227
Automotive equipment	1,557	1,456

	219,065	214,101
Less accumulated depreciation and depletion	(82,501)	(81,950)

Property, plant and equipment, net	136,564	132,151
Other assets, net	604	745

Total assets	$166,129	$158,227

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of debt	$5,000	$5,000
Accounts payable	6,972	7,980
Accrued expenses	4,251	3,485

Total current liabilities	16,223	16,465
Debt, excluding current installments	46,354	54,037
Other liabilities	5,417	2,740
Deferred tax liabilities, net	3,688	3,280

Total liabilities	71,682	76,522
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $5.00 par value; authorized 500,000 shares; none issued or outstanding	—	—
Common stock, $0.10 par value; authorized 15,000,000 shares; 6,352,556 and 6,317,401 shares issued at December 31, 2008 and 2007, respectively	635	632
Additional paid-in capital	14,853	14,200
Accumulated other comprehensive loss	(3,911)	(1,641)
Retained earnings	83,014	68,581
Less treasury stock at cost, 4,470 and 1,982 shares at December 31, 2008 and 2007, respectively	(144)	(67)

Total stockholders’ equity	94,447	81,705

Total liabilities and stockholders’ equity	$166,129	$158,227

The accompanying notes are an integral part of these consolidated financial statements.

United States Lime & Minerals, Inc.

Consolidated Statements of Income

	Years Ended December 31,
	2008	2007	2006
	(Dollars in thousands, except per share amounts)

Revenues
Lime and limestone operations	$126,165	$116,569	$114,113
Natural gas interests	16,191	8,667	4,577

	142,356	125,236	118,690
Cost of revenues:
Labor and other operating expenses
Lime and limestone operations	96,097	85,095	80,158
Natural gas interests	1,941	1,661	725
Depreciation, depletion and amortization	13,035	12,464	9,770

	111,073	99,220	90,653

Gross profit	31,283	26,016	28,037
Selling, general and administrative expenses, including depreciation and amortization expense of $440, $417 and $374 in 2008, 2007 and 2006, respectively	7,966	7,644	7,013

Operating profit	23,317	18,372	21,024
Other expense (income):
Interest expense	3,486	4,287	3,106
Other, net	420	(254)	(222)

	3,906	4,033	2,884

Income before income taxes and cumulative effect of change in accounting principle	19,411	14,339	18,140
Income tax expense	4,978	3,893	4,889

Income before cumulative effect of change in accounting principle	14,433	10,446	13,251
Cumulative effect of change in accounting principle, net of $190 income tax benefit	—	—	(550)

Net income	$14,433	$10,446	$12,701

Net income per share of common stock:
Basic before cumulative effect of change in accounting principle	$2.29	$1.67	$2.15
Cumulative effect of change in accounting principle	—	—	(0.09)

	$2.29	$1.67	$2.06

Diluted before cumulative effect of change in accounting principle	$2.27	$1.65	$2.11
Cumulative effect of change in accounting principle	—	—	(0.09)

	$2.27	$1.65	$2.02

The accompanying notes are an integral part of these consolidated financial statements.

United States Lime & Minerals, Inc.

Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2008, 2007 and 2006

				Accumulated
	Common Stock		Additional	Other
	Shares		Paid-In	Comprehensive	Retained	Treasury
	Outstanding	Amount	Capital	(Loss) Income	Earnings	Stock	Total
	(Dollars in thousands)

Balances at January 1, 2006	6,013,784	$601	$12,401	$(215)	$45,434	$—	$58,221
Stock options exercised, including $113 tax benefit	69,200	7	238	—	—	—	245
Stock-based compensation	—	—	395	—	—	—	395
Warrants exercised	127,286	13	476	—	—	—	489
Net income	—	—	—	—	12,701	—	12,701
Minimum pension liability adjustment, net of $40 tax expense	—	—	—	43	—	—	43
Mark to market of interest rate hedge	—	—	—	399	—	—	399

Comprehensive income	—	—	—	442	12,701	—	13,143

Balances at December 31, 2006	6,210,270	621	13,510	227	58,135	—	72,493
Stock options exercised, including $58 tax benefit	82,081	8	98	—	—	—	106
Stock-based compensation	25,050	3	592	—	—	—	595
Treasury shares purchased	(1,982)	—	—	—	—	(67)	(67)
Net income	—	—	—	—	10,446	—	10,446
Minimum pension liability adjustment, net of $13 tax expense	—	—	—	22	—	—	22
Mark to market of interest rate hedge	—	—	—	(1,890)	—	—	(1,890)

Comprehensive (loss) income	—	—	—	(1,868)	10,446	—	8,578

Balances at December 31, 2007	6,315,419	632	14,200	(1,641)	68,581	(67)	81,705
Stock options exercised, including $4 tax benefit	16,455	1	28	—	—	—	29
Stock-based compensation	18,700	2	625	—	—	—	627
Treasury shares purchased	(2,488)	—	—	—	—	(77)	(77)
Net income	—	—	—	—	14,433	—	14,433
Minimum pension liability adjustment, net of $95 tax benefit	—	—	—	(166)	—	—	(166)
Mark to market of interest rate hedge, net of $1,952 cumulative tax benefit	—	—	—	(2,104)	—	—	(2,104)

Comprehensive (loss) income	—	—	—	(2,270)	14,433	—	12,163

Balances at December 31, 2008	6,348,086	$635	$14,853	$(3,911)	$83,014	$(144)	$94,447

The accompanying notes are an integral part of these consolidated financial statements

United States Lime & Minerals, Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2008	2007	2006
	(Dollars in thousands)

OPERATING ACTIVITIES:
Net income	$14,433	$10,446	$12,701
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	13,475	12,881	10,144
Amortization of financing costs	22	22	23
Deferred income taxes	2,360	1,806	1,823
Loss on sale of property, plant and equipment	33	41	45
Stock-based compensation	627	595	395
Changes in operating assets and liabilities, net of the effects of acquisitions of businesses:
Trade receivables	(579)	(208)	(1,642)
Inventories	(2,398)	(1,311)	(871)
Prepaid expenses	(181)	(242)	704
Other assets	(90)	(51)	192
Accounts payable and accrued expenses	(401)	865	2,274
Other liabilities	(1,545)	(371)	88

Net cash provided by operating activities	25,756	24,473	25,876
INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(15,760)	(18,227)	(35,552)
Acquisitions of businesses	(2,529)	—	(1,856)
Proceeds from sale of property, plant and equipment	11	56	17

Net cash used in investing activities	(18,278)	(18,171)	(37,391)
FINANCING ACTIVITIES:
(Repayments of) proceeds from revolving credit facilities, net	(2,683)	(605)	7,974
Proceeds from term loans	—	—	5,000
Repayments of term loans	(5,000)	(5,000)	(3,333)
Proceeds from exercise of stock options and warrants	29	106	734
Purchase of treasury shares	(77)	(67)	—
Tax benefits related to exercise of stock options	10	58	113

Net cash (used in) provided by financing activities	(7,721)	(5,508)	10,488

Net (decrease) increase in cash and cash equivalents	(243)	794	(1,027)
Cash and cash equivalents at beginning of year	1,079	285	1,312

Cash and cash equivalents at end of year	$836	$1,079	$285

The accompanying notes are an integral part of these consolidated financial statements.

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
Years Ended December 31, 2008, 2007 and 2006

(1)	Summary of Significant Accounting Policies

(a)	Organization

United States Lime & Minerals, Inc. (the “Company”) is a manufacturer of lime and limestone products, supplying primarily the construction, steel, municipal sanitation and water treatment, aluminum, paper, glass, roof shingle and agriculture industries. The Company is headquartered in Dallas, Texas and operates lime and limestone plants and distribution facilities in Arkansas, Colorado, Louisiana, Oklahoma and Texas through its wholly owned subsidiaries, Arkansas Lime Company, Colorado Lime Company, Texas Lime Company, U.S. Lime Company, U.S. Lime Company — Shreveport, U.S. Lime Company — St. Clair and U.S. Lime Company — Transportation. In addition, the Company, through its wholly owned subsidiary, U.S. Lime Company — O & G, LLC, has royalty and non-operating working interests in natural gas wells located in Johnson County, Texas, in the Barnett Shale Formation.

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

	Year Ended December 31,
	2008	2007	2006

Cash paid during the year for:
Interest, net of $0, $130 and $940 capitalized in 2008, 2007 and 2006, respectively	$3,426	$4,265	$3,048

Income taxes	$2,954	$3,893	$2,933

(e)	Revenue Recognition

The Company recognizes revenue for its lime and limestone operations in accordance with the terms of its purchase orders, contracts or purchase agreements, which are upon shipment, and when payment is considered probable. Revenues include external freight billed to customers with related costs in cost of revenues. The Company’s returns and allowances are minimal. External freight billed to customers included in revenues was $28,523, $25,411 and $26,479 for 2008, 2007 and 2006, respectively, which approximates the amount of external freight billed to customers included in cost of revenues. Sales taxes billed to customers are not included in revenues. For its natural gas interests, the Company recognizes revenue in the month of production and delivery.

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements — (Continued)

(f)	Fair Values of Financial Instruments

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 created a single definition of fair value, along with a conceptual framework to measure fair value. SFAS 157 defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” SFAS 157 requires the Company to apply valuation techniques that (1) place greater reliance on observable inputs and less reliance on unobservable inputs and (2) are consistent with the market approach, the income approach, and/or the cost approach. SFAS 157 also requires the Company to include enhanced disclosures of fair value measurements in its financial statements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods that fall within those fiscal years. SFAS 157 was adopted by the Company on January 1, 2008 and had no effect on the Company’s financial statements.

The carrying values of cash and cash equivalents, trade receivables, other current assets, accounts payable and accrued expenses approximate fair value due to the short maturity of these instruments. See Note 3 for discussion of debt fair values, which also approximate carrying values. The Company’s interest rate hedges are carried at fair value at December 31, 2008 and 2007. See Notes 1(p) and 3. Financial liabilities measured at fair value on a recurring basis are summarized below:

Fair Value Measurements as of December 31, 2008
Quoted Prices in
		Active Markets for		Significant Other
		Identical Assets	Significant Other	Unobservable
		(Liabilities)	Observable Inputs	Inputs	Valuation
	December 31, 2008	(Level 1)	(Level 2)	(Level 3)	Technique

Interest rate swap liabilities	$(5,367)	—	(5,367)	—	Cash flows approach

(g)	Concentration of Credit Risk and Trade Receivables

Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash and cash equivalents, trade receivables and derivative financial instruments. The Company places its cash and cash equivalents with high credit quality financial institutions and its derivative financial instruments with financial institutions and other firms that management believes have high credit ratings. For a discussion of the credit risks associated with the Company’s derivative financial instruments, see Notes 1(p) and 3.

The majority of the Company’s trade receivables are unsecured. Payment terms for all trade receivables are based on the underlying purchase orders, contracts or purchase agreements. Credit losses relating to trade receivables consistently have been within management expectations and historical trends. Uncollected trade receivables are charged-off when identified by management to be unrecoverable. Trade receivables are presented net of the related allowance for doubtful accounts, which totaled $326 and $350 at December 31, 2008 and 2007, respectively. Additions and write-offs to the Company’s allowance for doubtful accounts during the years ended December 31 are as follows:

	2008	2007

Beginning balance	$350	$366
Additions	12	7
Write-offs	(36)	(23)

Ending balance	$326	$350

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements — (Continued)

(h)	Inventories

Inventories are valued principally at the lower of cost, determined using the average cost method, or market. Costs for finished goods and raw materials include materials, labor and production overhead. A summary of inventories is as follows:

	December 31,
	2008	2007

Lime and limestone inventories:
Raw materials	$5,314	$3,978
Finished goods	1,956	1,437

	7,270	5,415
Service parts inventories	5,027	4,472

	$12,297	$9,887

(i)	Property, Plant and Equipment

For major constructed assets, the capitalized cost includes the price paid by the Company for labor and materials plus interest and internal and external project management costs that are directly related to the constructed assets. Machinery and equipment at December 31, 2008 and 2007 included approximately $1,776 and $1,793, respectively, of construction in progress for various capital projects. Mineral reserves and land included $4,227 of quarry development costs incurred through December 31, 2008. Total interest costs of $0 and $130 were capitalized for the years ended December 31, 2008 and 2007, respectively. Depreciation of property, plant and equipment is being provided for by the straight-line method over estimated useful lives as follows:

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

The Company reviews its long-lived assets for impairment in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 requires that, when events or circumstances indicate that the carrying amount of an asset may not be recoverable, the Company should determine if impairment of value exists. If the estimated undiscounted future net cash flows are less than the carrying amount of the asset, an impairment exists, and an impairment loss must be calculated and recorded. If an impairment exists, the impairment loss is calculated based on the excess of the carrying amount of the asset over the asset’s fair value. Any impairment loss is treated as a permanent reduction in the carrying value of the asset. Through December 31, 2008, no events or circumstances arose which would require the Company to record a provision for impairment of its long-lived assets.

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

In accordance with the guidelines of SFAS No. 143, “Accounting for Asset Retirement Obligations,” the Company recognizes legal obligations for reclamation and remediation associated with the retirement of long-lived assets at their fair value at the time the obligations are incurred (“AROs”). Over time, the liability for AROs is recorded at its present value each period through accretion expense, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, the Company either settles the AROs for the recorded amount or recognizes a gain or loss. As of December 31, 2008 and 2007, the Company’s AROs included in other liabilities were $1,145 and $1,007, respectively, including $41 and $22 AROs for its Natural Gas Interests at December 31, 2008 and 2007, respectively. Only $41 of assets associated with the Company’s AROs are not fully depreciated. During 2008 and 2007, the Company spent $30 and $44, and recognized accretion expense of $41 and $39, respectively, on its AROs.

The AROs were estimated based on studies and the Company’s process knowledge and estimates, and are discounted using an appropriate interest rate. The AROs are adjusted when further information warrants an adjustment. The Company estimates annual expenditures of approximately $50 to $100 in years 2009 through 2013 relating to its AROs.

(l)	Other Assets

Other assets consist of the following:

	December 31,
	2008	2007

Intangible assets	$368	$573
Deferred financing costs	151	172
Other	85	—

	$604	$745

Deferred financing costs are expensed over the life of the related debt.

Intangible assets are amortized over their expected useful lives. Amortization expense for these assets totaled $209, $203 and $125 for the years ended December 31, 2008, 2007 and 2006, respectively. Accumulated amortization at December 31, 2008 and 2007 that was netted against the intangible assets was $580 and $371, respectively. The Company estimates annual amortization expense for intangibles of approximately $209 in 2009, $133 in 2010, $18 in 2011 and $8 in 2012.

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

In part in response to requirements of environmental regulatory agencies, the Company incurred capital expenditures related to environmental matters of approximately $1,000 in 2008, $1,040 in 2007 and $400 in 2006.

(n)	Income Per Share of Common Stock

The following table sets forth the computation of basic and diluted income per common share:

	Year Ended December 31,
	2008	2007	2006

Net income for basic and diluted income per common share	$14,433	$10,446	$12,701

Weighted-average shares for basic income per common share	6,305,164	6,259,663	6,158,543
Effect of dilutive securities:
Restricted shares of stock	25,959	14,625	—
Employee and director stock options(1)	31,822	58,414	126,368

Adjusted weighted-average shares and assumed exercises for diluted income per common share	6,362,945	6,332,702	6,284,911

Basic net income per common share	$2.29	$1.67	$2.06

Diluted net income per common share	$2.27	$1.65	$2.02

(1)	Excludes 53,250, 10,000 and 8,000 stock options in 2008, 2007 and 2006, respectively, because they were antidilutive.

(o)	Stock-Based Compensation

As required by SFAS No. 123 (revised 2004), “Share-Based Payments” (“SFAS 123(R)”), the Company expenses all stock-based payments to employees and directors, including grants of stock options and restricted stock, in the Company’s Consolidated Statements of Income based on their fair values. The Company adopted the provisions of SFAS 123(R) on January 1, 2006 using the modified prospective method, in which compensation cost is recognized ratably over the vesting period based on the requirements of SFAS 123(R) for all stock-based awards granted after the adoption date and for all such awards granted prior to the adoption date that were unvested on the adoption date.

(p)	Derivative Instruments and Hedging Activities

The Company follows SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities, as amended” (“SFAS 133”), which requires that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company estimates fair value utilizing the cash flows valuation technique. The fair value of derivative contracts that expire in less than one year are recognized as current assets or liabilities. Those that expire in more than one year are recognized as long-term assets or liabilities. Derivative financial instruments that are not accounted for as hedges are adjusted to fair value through income. If the derivative is designated as a cash flow hedge, changes in fair value are recognized in other comprehensive income (loss) until the hedged item is recognized in earnings. See Notes 3 and 4.

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements — (Continued)

(q)	Income Taxes

The Company utilizes the asset and liability approach in its reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount more likely than not to be realized. Income tax related interest and penalties are included in income tax expense.

In July 2006, the FASB issued FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48, which clarifies SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”), establishes the criterion that an individual tax position has to meet for some or all of the benefits of that position to be recognized in the Company’s financial statements. On initial application, FIN 48 applied to all tax positions for which the statute of limitations remained open. Only tax positions that meet the more-likely-than-not recognition threshold are recognized. FIN 48 is effective for fiscal years beginning after December 15, 2006, and was adopted by the Company on January 1, 2007. The adoption of FIN 48 had no effect on the Company’s financial statements.

(r)	Comprehensive Income (Loss)

The Company follows SFAS No. 130, “Reporting Comprehensive Income,” which provides standards for reporting and displaying comprehensive income (loss). See Notes 3, 4 and 6.

(2)	New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 created a single definition of fair value, along with a conceptual framework to measure fair value. SFAS 157 defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” SFAS 157 requires the Company to apply valuation techniques that (1) place greater reliance on observable inputs and less reliance on unobservable inputs and (2) are consistent with the market approach, the income approach, and/or the cost approach. SFAS 157 also requires the Company to include enhanced disclosures of fair value measurements in its financial statements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods that fall within those fiscal years. On February 12, 2008, the FASB Staff issued FASB Staff Position (“FSP”) No. 157-2 that delayed for one year the effective date of SFAS 157 for most nonfinancial assets and nonfinancial liabilities. Provisions of the statement are to be applied prospectively except in limited situations. SFAS 157 was adopted by the Company on January 1, 2008 for financial assets and liabilities and had no effect on the Company’s financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS 159”), which allows measurement at fair value of eligible financial assets and liabilities that are not otherwise measured at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to draw comparison between the different measurement attributes that the Company elects for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. SFAS 159 was adopted by the Company on January 1, 2008 and had no effect on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) expands the definition of transactions and events that qualify as business combinations; requires that the full value of acquired assets and liabilities, including contingent liabilities, be recorded at the fair value determined on the acquisition date and changes thereafter in valuation to be reflected in revenue, not goodwill;

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements — (Continued)

changes the recognition timing for valuation; and requires acquisition costs to be expensed as incurred. This provision will change the Company’s accounting for acquisitions after January 1, 2009.

In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities” (“SFAS 161”), which amends SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” and expands disclosures to include information about the fair value of derivatives, related credit risks and a company’s strategies and objectives for using derivatives. SFAS 161 is effective for fiscal periods beginning on or after November 15, 2008. SFAS 161 was adopted by the Company on January 1, 2009 and will have no effect on the Company’s financial statements.

In April 2008, the FASB Staff issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other applicable accounting literature. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and must be applied prospectively to intangible assets acquired after the effective date. FSP 142-3 was adopted by the Company on January 1, 2009 and will have no effect on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS 162 will become effective 60 days following Securities and Exchange Commission (“SEC”) approval of Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The adoption of SFAS 162 will have no effect on the Company’s consolidated financial statements.

On December 30, 2008, the FASB Staff issued FSP No. 132(R)-1, “Employers’ Disclosure about Post Retirement Benefit Plan Assets” (“FSP 132(R)-1”). FSP 132(R)-1 requires greater transparency in an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. FSP 132(R)-1 requires employers to consider the following objectives in providing more detailed disclosures about plan assets: (1) how investment decisions are made, (2) the major categories of plan assets, (3) the inputs and valuation techniques used to measure fair values of plan assets, (4) the effect on fair value measurements using level 3 measurements on changes in plan assets for the period, and (5) significant concentrations of risk within plan assets. FSP 132(R)-1 is effective for fiscal years ending after December 15, 2009. The Company will adopt FSP 132(R)-1 effective January 1, 2010, and is currently determining the effect, if any, this pronouncement will have on its financial statements.

(3)	Banking Facilities and Other Debt

On October 19, 2005, the Company entered into an amendment to its credit agreement (the “2005 Amendment”) with a bank (the “Lender”) primarily to increase the loan commitments and extend the maturity dates. As a result of the 2005 Amendment, the Company’s credit agreement now includes a ten-year $40,000 term loan (the “Term Loan”), a ten-year $20,000 multiple draw term loan (the “Draw Term Loan”) and a five-year $30,000 revolving credit facility (the “Revolving Facility”) (collectively, the “Credit Facilities”). The proceeds from the Term Loan were used primarily to repay the outstanding balances on the term loan and revolving credit facility under the credit agreement prior to the 2005 Amendment. In December 2005, the Company drew down $15,000 on the Draw Term Loan primarily to acquire U.S. Lime Company — St. Clair. The Company drew down the remaining $5,000 in the second quarter 2006, which was primarily used to pay construction costs of the third kiln at the

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements — (Continued)

Company’s Arkansas plant. The Company had $322 worth of letters of credit issued and $4,687 outstanding on the Revolving Facility at December 31, 2008.

The Term Loan requires quarterly principal payments of $833, which began on March 31, 2006, equating to a 12-year amortization, with a final principal payment of $7,500 due on December 31, 2015. The Draw Term Loan requires quarterly principal payments of $417, based on a 12-year amortization, beginning March 31, 2007, with a final principal payment on December 31, 2015 equal to any remaining principal then-outstanding. The Revolving Facility is scheduled to mature on April 2, 2012. The maturity of the Term Loan, the Draw Term Loan and the Revolving Facility can be accelerated if any event of default, as defined under the Credit Facilities, occurs.

The Credit Facilities bear interest, at the Company’s option, at either LIBOR plus a margin of 1.125% to 2.125%, or the Lender’s Prime Rate plus a margin of minus 0.625% to plus 0.375%. The margins are determined quarterly in accordance with a pricing grid based upon the ratio of the Company’s total funded senior indebtedness to earnings before interest, taxes, depreciation, depletion and amortization (“EBITDA”) for the 12 months ended on the last day of the most recent calendar quarter (the “Cash Flow Leverage Ratio”). Based on the Company’s Cash Flow Leverage Ratios for the twelve months ended June 30, September 30 and December 31, 2008, since July 30, 2008 the LIBOR margin and the Lender’s Prime Rate margin have been, and continue to be, 1.125% and minus 0.625%, respectively.

Through a hedge, the Company has fixed LIBOR at 4.695% on the $40,000 Term Loan for the period December 30, 2005 through its maturity date, resulting in an interest rate of 5.82% based on the current LIBOR margin of 1.125%. Effective December 30, 2005, the Company also entered into a hedge that fixed LIBOR at 4.875% on the $15,000 then-outstanding on the Draw Term Loan through its maturity date, resulting in an interest rate of 6.00% based on the current LIBOR margin of 1.125%. Effective June 30, 2006, the Company entered into a third hedge that fixed LIBOR at 5.50% on the remaining $5,000 of the Draw Term Loan through its maturity date, resulting in an interest rate of 6.625% based on the current LIBOR margin of 1.125%. The Company designated all of the hedges as cash flow hedges, and as such, changes in their fair market value will be included in other comprehensive income (loss). The hedges have been effective. The Company will be exposed to credit losses in the event of non-performance by the counterparty, Wells Fargo Bank, N.A., to the hedges. The Company marked its interest rate hedges to market at December 31, 2008 and 2007, resulting in a liability of $5.4 million and $1.3 million, respectively, due to interest rate declines, that are included in accrued expenses and other liabilities on the Company’s balance sheets. The Company paid $634 in 2008 and received $290 and $314 during 2007 and 2006, respectively, in quarterly settlement payments pursuant to its hedges which were reflected in interest expense.

Pursuant to a security agreement dated August 25, 2004 (the “Security Agreement”), the Credit Facilities are secured by the Company’s existing and hereafter acquired tangible assets, intangible assets and real property. The Credit Facilities and Security Agreement contain covenants that restrict the incurrence of debt, guarantees and liens and place restrictions on capital investments and the sale of significant assets. The Company is also required to meet a minimum debt service coverage ratio. The Credit Facilities provide that the Company may pay annual dividends, not to exceed $1,500, so long as after such payment, the Company remains solvent and the payment does not cause or result in any default or event of default as defined under the Credit Facilities.

On August 5, 2003, the Company, in a private placement, sold $14.0 million of subordinated notes (the “Sub Notes”), which have been fully repaid. The private placement also included six-year detachable warrants, providing the Sub Note investors the right to purchase an aggregate of 162,000 shares of our common stock at 110% of the average closing price of one share of common stock for the trailing 30 trading days prior to closing, or $3.84. The investors are also entitled to certain registration rights for the resale of their warrant shares. The last of the warrants were exercised in 2006 as follows:

a) In February 2006, Credit Trust S.A.L. (“Credit Trust”), an affiliate of Inberdon Enterprises Ltd, the Company’s majority shareholder, exercised for cash its warrant to acquire 63,643 shares of common stock. The

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements — (Continued)

exercise price was $3.84 per share of common stock, and Credit Trust paid the Company $244. The Company issued 63,643 shares of common stock to Credit Trust.

b) In February 2006, ABB Finance Inc. exercised for cash its warrant to acquire 63,643 shares of common stock. The exercise price was $3.84 per share of common stock, and ABB Finance Inc. paid the Company $244. The Company issued 63,643 shares of common stock to ABB Finance Inc.

A summary of outstanding debt at the dates indicated is as follows:

	December 31,	December 31,
	2008	2007

Term Loan	$30,000	$33,333
Draw Term Loan	16,667	18,334
Revolving Facility	4,687	7,370

Subtotal	51,354	59,037
Less current installments	5,000	5,000

Debt, excluding current installments	$46,354	$54,037

As the Company’s debt bears interest at floating rates, the Company estimates that the carrying values of its debt at December 31, 2008 and 2007 approximate fair value.

Principal amounts payable on the Company’s long-term debt outstanding as of December 31, 2008 are as follows:

Total	2009	2010	2011	2012	2013	Thereafter

$46,354	$5,000	$5,000	$5,000	$9,687	$5,000	$16,667

(4)	Accumulated Other Comprehensive Loss

The $3,911 and $1,641 accumulated other comprehensive loss at December 31, 2008 and 2007, respectively, included $3,415 and $1,311, respectively, for the mark-to-market adjustment for the Company’s interest rate hedges, and $496 and $330, respectively, for unfunded projected benefit obligations for the Company’s defined benefit pension plan. See Notes 1(p), 1(r), 3 and 6.

(5)	Income Taxes

Income tax expense for the years ended December 31 is as follows:

	2008	2007	2006

Current income tax expense	$2,618	$2,087	$3,066
Deferred income tax expense	2,360	1,806	1,823

Income tax expense	$4,978	$3,893	$4,889

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements — (Continued)

A reconciliation of income taxes computed at the federal statutory rate to income tax expense for the years ended December 31 is as follows:

	2008		2007		2006
		Percent of		Percent		Percent
		pretax		of pretax		of pretax
	Amount	income	Amount	income	Amount	income

Income taxes computed at the federal statutory rate	$6,794	35.0%	$5,019	35.0%	$6,090	35.0%
(Reduction) increase in taxes resulting from:
Statutory depletion in excess of cost depletion	(2,378)	(12.2)	(1,538)	(10.7)	(1,556)	(8.9)
Income tax benefit on cumulative effect of change in accounting principle	—	—	—	—	190	1.4
Stock-based compensation	—	—	—	—	138	0.8
State income taxes, net of federal income tax benefit	424	2.2	309	2.1	117	0.7
Recognition of previously reserved deferred tax assets	—	—	—	—	(97)	(0.6)
Other	138	0.6	103	0.7	7	0.0

Income tax expense	$4,978	25.6%	$3,893	27.1%	$4,889	28.4%

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

A summary of the Company’s deferred tax liabilities and assets is as follows:

	December 31,	December 31,
	2008	2007

Deferred tax liabilities
Lime and limestone property, plant & equipment	$11,575	$9,195
Natural gas interests drilling costs & equipment	3,706	2,018
Other	171	180

	15,452	11,393
Deferred tax assets
Alternative minimum tax credit carryforwards	(8,914)	(7,356)
Minimum pension liability	(285)	(190)
Fair value liability of interest rate hedges	(1,952)
Other	(613)	(567)

	(11,764)	(8,113)

Deferred tax liabilities, net	$3,688	$3,280

The Company had no federal net operating loss carryforwards at December 31, 2008. At December 31, 2008, the Company had determined that, because of its recent income history and expectations of income in the future, its deferred tax assets were fully realizable.

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements — (Continued)

(6)	Employee Retirement Plans

The Company has a noncontributory defined benefit pension plan (the “Corson Plan”) that covers substantially all union employees previously employed by its wholly-owned subsidiary, Corson Lime Company. In 1997, the Company sold substantially all of the assets of Corson Lime Company, and all benefits for participants in the Corson Plan were frozen. During 1997 and 1998, the Company made contributions to the Corson Plan that were intended to fully fund the benefits earned by the participants. The Company made no contributions to the Corson Plan from 1999 through 2002. In recent years, significant declines in the financial markets have unfavorably impacted plan asset values, resulting in an unfunded projected benefit obligation of $418 and $134 at December 31, 2008 and 2007, respectively. The Company recorded other comprehensive loss of $166, net of $95 tax benefit, and comprehensive income of $22, net of $13 tax expense, for the years ended December 31, 2008 and 2007, respectively. The Company made no contribution to the Corson Plan in 2008, a contribution of $230 in 2007 and anticipates making a contribution of $333 in 2009.

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

The following table sets forth the asset allocation for the Corson Plan at at December 31, 2008 and November 30, 2007 (the “Measurement Dates”):

	2008	2007

Equity securities and funds	40.4%	55.4%
Institutional bond funds	49.9	37.0
Cash and cash equivalents	9.7	7.6

	100.0%	100.0%

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements — (Continued)

The following table sets forth the funded status of the Corson Plan accrued pension benefits at the Measurement Dates:

	2008	2007

Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$1,729	$1,757
Interest cost	104	97
Actuarial loss on plan assets	(206)	(10)
Benefits paid	(117)	(115)

Projected benefit obligation at end of year	$1,510	$1,729

Change in plan assets:
Fair value of plan assets at beginning of year	$1,595	$1,391
Employer contribution	—	230
Actual (loss) gain on plan assets	(386)	89
Benefits paid	(117)	(115)

Fair value of plan assets at end of year	$1,092	$1,595

Underfunded status	$(418)	$(134)

Accumulated benefit obligation	$1,510	$1,729

The net liability recognized in the Consolidated Balance Sheets at December 31 consists of the following:

	2008	2007

Accrued benefit cost	$418	$134

The weighted average assumptions used in the measurement of the Corson Plan benefit obligation at the Measurement Dates are as follows:

	2008	2007

Discount rate	7.00%	5.75%
Expected long-term return on plan assets	7.75%	7.75%

The following table provides the components of the Corson Plan net periodic benefit cost:

	Year Ended December 31,
	2008	2007	2006

Interest cost	$104	$97	$101
Expected return on plan assets	(133)	(114)	(104)
Amortization of net actuarial loss	53	50	53

Net periodic benefit cost	$24_	$33	$50

The Company expects benefit payments of $118 in 2009, $120 in 2010, $120 in 2011, $116 in 2012, $116 in 2013 and $515 for years 2014-2017.

The Company has a contributory retirement (401(k)) savings plan for nonunion employees. Company contributions to the plan were $83 during 2008, $86 during 2007 and $89 during 2006. The Company also has contributory retirement (401(k)) savings plans for union employees of Arkansas Lime Company and Texas Lime Company. The Company contributions to these plans were $54 in 2008, $56 in 2007 and $46 in 2006.

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

The number of shares of common stock that may be subject to outstanding awards granted under the 2001 Plan (determined immediately after the grant of any award) may not exceed 475,000. In addition, no individual may receive awards in any one calendar year relating to more than 100,000 shares of common stock. The stock options under both the 2001 Plan and 1992 Plan expire ten years from the date of grant and generally become exercisable, or vest, over a period of zero to three years from the grant date.

The Company recognizes compensation cost ratably over the vesting period for all stock-based awards granted after January 1, 2006 and all such awards granted prior to January 1, 2006 that were unvested as of that date. Upon the exercise of stock options, the Company issues common stock from its non-issued authorized shares that have been reserved for issuance pursuant to the 2001 Plan and the 1992 Plan.

During 2006, the Company began issuing shares of restricted stock in addition to stock options from its non-issued authorized shares that have been reserved for issuance pursuant to the 2001 Plan. The restricted stock will vest over periods of one-half to five years.

As of December 31, 2008, the number of shares of common stock remaining available for future grant as either stock options or restricted stock under the 2001 Plan was 55,166.

The Company recorded $627, $595 and $395 for stock-based compensation expense related to stock options and shares of restricted stock for 2008, 2007 and 2006, respectively. The amounts included in cost of revenues were $127, $88 and $101 and in selling, general and administrative expenses were $500, $507 and $294 for 2008, 2007 and 2006, respectively.

A summary of the Company’s stock option and restricted stock activity and related information for the year ended December 31, 2008 and certain other information for the years ended December 31, 2008, 2007 and 2006 are as follows:

		Weighted			Weighted
		Average	Aggregate		Average
	Stock	Exercise	Intrinsic	Restricted	Grant-Date
	Options	Price	Value	Stock	Fair Value

Outstanding (stock options); non-vested (restricted stock) at December 31, 2007	134,573	$19.86	$1,373	15,450	$30.37
Granted	9,500	26.60	—	18,700	29.52
Exercised (stock options); vested (restricted stock)	(36,500)	23.82	—	(12,333)	31.20
Forfeited	(666)	20.57	—	(300)	32.50

Outstanding (stock options); non-vested (restricted stock) at December 31, 2008	106,907	$19.95	$742	21,517	$29.12

Exercisable at December 31, 2008	100,435	$17.03	$742	n/a	n/a

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements — (Continued)

	2008	2007	2006

Weighted average fair value of stock options granted during the year	$7.48	$11.28	$12.65

Weighted average remaining contractual life in years	6.75	7.49	7.02

Total value of stock options vested during the year	$158	$220	$395
Total intrinsic value of stock options exercised during the year	$599	$2,868	$2,200
Total fair value of restricted stock vested during the year	$469	$375	—

The total compensation cost not yet recognized for non-vested stock options at December 31, 2008 was approximately $7, which will be recognized over the weighted average of 0.08 years. The total compensation cost not yet recognized for restricted stock at December 31, 2008 was approximately $572, which will be recognized over the weighted average of 1.66 years.

The following table summarizes information about stock options outstanding at December 31, 2008:

			Outstanding		Exercisable
				Weighted		Weighted
	Weighted Avg. Remaining			Avg.		Avg.
Range of Exercise	Contractual Life (Yrs.)		Number of	Exercise	Number of	Exercise
Prices	Outstanding	Exercisable	Shares	Price	Shares	Price

$ 3.26 - 8.56	4.92	4.92	30,657	$7.59	30,657	$7.59
$13.16 - 13.31	6.14	6.14	22,333	$13.19	22,333	$13.19
$23.95 - 27.98	7.90	8.16	26,917	$26.86	20,445	$26.50
$30.15 - 36.53	8.20	8.20	27,000	$32.69	27,000	$32.69

	6.75	6.73	106,907	$19.95	100,435	$17.03

The fair value for the stock options was estimated at the date of grant using a lattice-based option valuation model, with the following weighted average assumptions for the 2008, 2007 and 2006 grants: risk-free interest rates of 1.07% to 2.69% in 2008, 3.35% to 4.60% in 2007 and 4.64% to 4.89% in 2006; a dividend yield of 0%; and a volatility factor of .365 to .456 in 2008 and .476 to .497 in 2007, and .455 to .608 in 2006. In addition, the fair value of these options was estimated based on an expected life of three years. The fair value of restricted stock is based on the closing per share price of the Company’s common stock on the date of issuance.

(8)	Commitments and Contingencies

The Company leases some of the equipment used in its operations under operating leases. Generally, the leases are for periods varying from one to five years and are renewable at the option of the Company. The Company also has a lease for corporate office space. Total lease and rent expense was $2,154 for 2008, $1,804 for 2007, and $1,970 for 2006. As of December 31, 2008, future minimum payments under operating leases that were either non-cancelable or subject to significant penalty upon cancellation were $2,035 for 2009, $1,587 for 2010, $855 for 2011, $446 for 2012, $237 for 2013, and $610 thereafter.

The Company is party to lawsuits and claims arising in the normal course of business, none of which, in the opinion of management, is expected to have a material adverse effect on the Company’s financial condition, results of operation, cash flows or competitive position.

The Company is not contractually committed to any planned capital expenditures until actual orders are placed for equipment or services. At December 31, 2008, the Company had approximately $968 for open equipment and construction orders related to the highway bridge project that is part of the quarry development at the Company’s Arkansas facilities and approximately $494 included in accounts payable and accrued expenses related to capital expenditures incurred late in the year.

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements — (Continued)

(9)	Business Segments

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

Operating results and certain other financial data for the years ended December 31, 2008, 2007 and 2006 for the Company’s two business segments are as follows:

	2008	2007	2006

Revenues
Lime and limestone operations	$126,165	$116,569	$114,113
Natural gas interests	16,191	8,667	4,577

Total revenues	$142,356	$125,236	$118,690

Depreciation, depletion and amortization
Lime and limestone operations	$11,889	$11,522	$9,443
Natural gas interests	1,146	942	327

Total depreciation, depletion and amortization	$13,035	$12,464	$9,770

Gross profit
Lime and limestone operations	$18,178	$19,952	$24,512
Natural gas interests	13,105	6,064	3,525

Total gross profit	$31,283	$26,016	$28,037

Identifiable assets, at year end
Lime and limestone operations	$149,058	$147,443	$146,912
Natural gas interests	13,417	8,087	3,990
Unallocated corporate assets and cash items	3,654	2,697	3,266

Total identifiable assets	$166,129	$158,227	$154,168

Capital expenditures
Lime and limestone operations	$9,846	$13,809	$34,266
Natural gas interests	5,914	4,418	3,142

Total capital expenditures	$15,760	$18,227	$37,408

(10)	Acquisitions

In December 2008, the Company acquired the assets of a lime slurry operation in Ft. Worth, Texas for approximately $2,654, including approximately $715 for accounts receivable and inventory. $125 of the purchase price was held back subject to possible purchase price adjustment upon final settlement of the value of the accounts receivable and inventory purchased. In June 2006, the Company acquired the assets of a lime slurry operation with two locations in the Dallas-Ft. Worth Metroplex for approximately $2,529. Prior to these acquisitions, the Company’s only slurry facilities were located in Houston, Texas.

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements — (Continued)

(11)	Supplementary Financial Information for Oil and Gas Producing Activities

Results of Operations from Oil and Gas Producing Activities

The Company’s natural gas interests consist of royalty and working interests in wells drilled on the Company’s approximately 3,800 acres of land located in Johnson County, Texas in the Barnett Shale Formation. The Company also has royalty and working interests in wells drilled from drillsites on the Company’s property under a lease covering approximately 538 acres of land contiguous to the Company’s Johnson County, Texas property. The following sets forth certain information with respect to the Company’s results of operations and costs incurred for its natural gas interests for the years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006

Results of Operations
Revenues	$16,191	$8,667	$4,577
Production and operating costs	1,940	1,661	725
Depreciation and depletion	1,146	942	327

Results of operations before income taxes	13,105	6,064	3,525
Income tax expense	4,056	1,773	1,101

Results of operations (excluding corporate overhead and interest costs)	$9,049	$4,291	$2,424

Costs Incurred
Development costs incurred	$5,938	$4,039	$3,422
Exploration costs	—	—	—
Capitalized asset retirement costs	$41	$21	$9
Property acquisition costs	—	—	—
Capitalized Costs as of December 31,
Natural gas properties — proved	$13,748	$7,813	$3,774
Less: accumulated depreciation and depletion	2,413	1,269	327

Net capitalized costs for natural gas properties	$11,335	$6,544	$3,447

Unaudited Oil and Natural Gas Reserve and Standardized Measure Information

The independent petroleum engineering firm of DeGolyer and MacNaughton has been retained by the Company to estimate its proved natural gas reserves as of December 31, 2008. No events have occurred since December 31, 2008 that would have a material effect on the estimated proved reserves.

In accordance with SFAS No. 69, “Disclosures About Oil and Gas Producing Activities,” and SEC rules and regulations, the following information is presented with regard to the gas reserves, all of which are proved and located in the United States. These rules require inclusion, as a supplement to the basic financial statements, of a standardized measure of discounted future net cash flows relating to proved gas reserves. The standardized measure, in management’s opinion, should be examined with caution. The basis for these disclosures are independent petroleum engineers’ reserve studies, which contain imprecise estimates of quantities and rates of production of reserves. Revision of estimates can have a significant impact on the results. Also, development and production improvement costs in one year may significantly change previous estimates of proved reserves and their valuation. Values of unproved properties and anticipated future price and cost increases or decreases are not considered. Therefore, the standardized measure is not necessarily a “best estimate” of the fair value of gas properties or of future net cash flows.

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements — (Continued)

In calculating the future net cash flows for its royalty and working interests in the table below, the Company applied current prices of natural gas ($7.08, $7.68 and $6.48 per MCF at December 31, 2008, 2007 and 2006, respectively) to the expected future production of such reserves, less estimated future expenditures (based on current costs) to be incurred in developing and producing them.

Unaudited Summary of Changes in Proved Reserves

		Natural Gas
	Natural Gas	Liquids	Natural Gas	Natural Gas
	(BCF)	(MBBLS)	(BCF)	(BCF)
	2008	2008	2007	2006

Proved reserves — beginning of year	18.0	—	7.9	—
Revisions of previous estimates	(2.3)	—	0.2	—
Extensions and discoveries	2.2	0.6	11.0	8.5
Production	(1.5)	—	(1.1)	(0.6)

Proved reserves — end of year	16.4	0.6	18.0	7.9

Proved developed reserves — end of year	12.0	0.4	9.7	5.4

Unaudited Standardized Measure of Discounted Future Net Cash Flows

	2008	2007	2006

Future estimated gross revenues	$128,485	$137,848	$51,018
Future estimated production and development costs	(38,495)	(33,921)	(14,765)

Future estimated net revenues	89,990	103,927	36,253
Future estimated income tax expense	(25,759)	(30,320)	(10,718)

Future estimated net cash flows	64,231	73,607	25,535
10% annual discount for estimated timing of cash flows	(33,512)	(39,577)	(12,921)

Standardized measure of discounted future estimated net cash flows	$30,719	$34,030	$12,614

Unaudited Changes in Standardized Measure of Discounted Future Net Cash Flows

	2008	2007	2006

Standardized measure — beginning of year	$34,030	$12,614	$—
Net change in sales prices and production costs	(11,600)	5,584	—
Sales of natural gas produced, net of production costs	(5,174)	(5,649)	(3,852)
Extensions and discoveries, net of related costs	9,212	31,590	18,445
Future development costs	(3,216)	(4,373)	(1,979)
Net change due to changes in quantity estimates	2,259	600	—
Previously estimated development costs incurred	4,800	3,523	—
Net change in income taxes	1,698	(8,724)	—
Accretion of discount	3,747	1,561	—
Timing of production of reserves and other	(5,037)	(2,696)	—

Standardized measure — end of year	$30,719	$34,030	$12,614

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements — (Continued)

Unaudited Oil and Gas Reserve Reporting Requirements.

In December 2008, the SEC announced that it had approved revisions designed to modernize the oil and gas company reserve reporting requirements. The most significant amendments to the requirements include the following:

•	Commodity Prices — Economic producibility of reserves and discounted cash flows will be based on a 12-month average commodity price unless contractual arrangements designate the price to be used.

•	Disclosure of Unproved Reserves — Probable and possible reserves may be disclosed separately on a voluntary basis.

•	Proved Undeveloped Reserve Guidelines — Reserves may be classified as proved undeveloped if there is a high degree of confidence that the quantities will be recovered.

•	Reserve Estimation Using New Technologies — Reserves may be estimated through the use of reliable technology in addition to flow tests and production history.

The rules are effective for fiscal years ending on or after December 31, 2009, and early adoption is not permitted. The Company is currently evaluating the new rules and assessing the impact that they will have on its reported oil and gas reserves. The SEC is coordinating with the FASB to obtain the revisions necessary to SFAS No. 19, “Financial Accounting and Reporting by Oil and Gas Producing Companies”, and SFAS No. 69, “Disclosures about Oil and Gas Producing Activities,” to provide consistency with the new rules. In the event that consistency is not achieved in time for companies to comply with the new rules, the SEC will consider delaying the compliance date. The Company is assessing the impact that these rules may have on the Company’s financial statements.

(12)	Summary of Quarterly Financial Data (unaudited)

	2008
	March 31,	June 30,	September 30,	December 31,

Revenues
Lime and limestone operations	$30,581	$36,420	$33,602	$25,562
Natural gas interests	2,654	4,763	5,324	3,450

	$33,235	$41,183	$38,926	$29,012
Gross profit
Lime and limestone operations	$4,591	$7,134	$4,613	$1,840
Natural gas interests	2,174	4,030	4,325	2,576

	$6,765	$11,164	$8,938	$4,416
Net income	$2,843	$6,057	$4,475	$1,058
Basic income per common share	$0.45	$0.96	$0.71	$0.17
Diluted income per common share	$0.45	$0.95	$0.70	$0.17

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements — (Continued)

	2007
	March 31,	June 30,	September 30,	December 31,

Revenues
Lime and limestone operations	$27,607	$29,822	$31,074	$28,066
Natural gas interests	1,833	2,387	1,871	2,576

	$29,440	$32,209	$32,945	$30,642
Gross profit
Lime and limestone operations	$4,268	$5,610	$5,950	$4,124
Natural gas interests	1,354	1,583	1,321	1,806

	$5,622	$7,193	$7,271	$5,930
Net income	$2,059	$3,167	$3,182	$2,038
Basic income per common share	$0.33	$0.51	$0.51	$0.32
Diluted income per common share	$0.33	$0.50	$0.50	$0.32

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A(T).	CONTROLS AND PROCEDURES.

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

As of December 31, 2008, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

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

The information appearing under “Election of Directors,” “Nominees for Director,” “Executive Officers Who Are Not Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” in the definitive Proxy Statement for the Company’s 2009 Annual Meeting of Shareholders (the “2009 Proxy Statement”) is hereby incorporated by reference in answer to this Item 10. The Company anticipates that it will file the 2009 Proxy Statement with the SEC on or before April 15, 2009.

ITEM 11.	EXECUTIVE COMPENSATION.

The information appearing under “Executive Compensation” and “Compensation of Directors” in the 2009 Proxy Statement is hereby incorporated by reference in answer to this Item 11.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information appearing under “Voting Securities and Principal Shareholders,” “Shareholdings of Company Directors and Executive Officers” and “Executive Compensation” in the 2009 Proxy Statement is hereby incorporated by reference in answer to this Item 12.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information appearing under “Voting Securities and Principal Shareholders” and “Corporate Governance” in the 2009 Proxy Statement is hereby incorporated by reference in answer to this Item 13.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information appearing under “Independent Auditors” in the 2009 Proxy Statement is hereby incorporated by reference in answer to this Item 14.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) 1. The following financial statements are included in Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Financial Statements:

Consolidated Balance Sheets as of December, 31, 2008 and 2007;

Consolidated Statements of Income for the Years Ended December 31, 2008, 2007 and 2006;

Consolidated Statements of Stockholders’ Equity for the Years Ended December, 31, 2008, 2007 and 2006;

Consolidated Statements of Cash Flows for the Years Ended December 31, 2008, 2007 and 2006; and

Notes to Consolidated Financial Statements.

2. All financial statement schedules are omitted because they are not applicable or are immaterial or the required information is presented in the consolidated financial statements or the related notes.

3. The following documents are filed with or incorporated by reference into this Report:

3.1	Articles of Amendment to the Articles of Incorporation of Scottish Heritable, Inc. dated as of January 25, 1994 (incorporated by reference to Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993, File Number 000-4197).
3.2	Restated Articles of Incorporation of the Company dated as of May 14, 1990 (incorporated by reference to Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993, File Number 000-4197).
3.3	Composite Copy of Bylaws of the Company dated as of December 31, 1991 (incorporated by reference to Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991, File Number 000-4197).

10.1		United States Lime & Minerals, Inc. 1992 Stock Option Plan, as Amended and Restated (incorporated by reference to Exhibit 10(c) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, File Number 000-4197).
10.2		United States Lime & Minerals, Inc. 2001 Long-Term Incentive Plan (incorporated by reference to Exhibit B to the Company’s definitive Proxy Statement for its Annual Meeting of Shareholders held on April 27, 2001, File Number 000-4197).
10	.2.1	Form of stock option grant agreement under the United States Lime & Minerals, Inc. 2001 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, File Number 000-4197).
10	.2.2	Form of restricted stock grant agreement under the United States Lime & Minerals, Inc. 2001 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, File Number 000-4197).
10.3		Employment Agreement dated as of October 11, 1989 between the Company and Bill R. Hughes (incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, File Number 000-4197).
10	.3.1	Amendment No. 1 dated as of February 1, 2008 to Employment Agreement dated as of October 11, 1989 between the Company and Bill R. Hughes (incorporated by reference to Exhibit 10.3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, File Number 000-4197).
10.4		Employment Agreement dated as of April 17, 1997 between the Company and Johnney G. Bowers (incorporated by reference to Exhibit 10(o) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File Number 000-4197).
10.5		Employment Agreement dated as December 8, 2000 between the Company and Timothy W. Byrne (incorporated by reference to Exhibit 10(s) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, File Number 000-4197).
10	.5.1	Amended and Restated Employment Agreement dated as of May 2, 2003 between the Company and Timothy W. Byrne (incorporated by reference to Exhibit 10.8.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, File Number 000-4197).
10	.5.2	Amendment No. 1 dated as of December 29, 2006 to Amended and Restated Employment Agreement dated as of May 2, 2003 between the Company and Timothy W. Byrne. (Incorporated by reference to Exhibit 10.7.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, File Number 000-4197).
10	.5.3	Employment Agreement effective as of January 1, 2009 between United States Lime & Minerals, Inc. and Timothy W. Byrne, including Cash Performance Bonus Award Agreement dated as of January 1, 2009 between United States Lime and Minerals, Inc. and Timothy W. Byrne, set forth as Exhibit A thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 19, 2008, File Number 000-4197).
10.6		Note and Warrant Purchase Agreement dated as of August 5, 2003 by and among United States Lime & Minerals, Inc. and Credit Trust S.A.L., ABB Finance Limited and R.S. Beall Capital Partners, LP (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, File Number 000-4197).
10.7		Form of 14% Subordinated PIK Note due 2008 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, File Number 000-4197).
10.8		Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, File Number 000-4197).
10.9		Registration Rights Agreement dated as of August 5, 2003 by and among United States Lime & Minerals, Inc. and Credit Trust S.A.L., ABB Finance Limited and R.S. Beall Capital Partners, LP (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, File Number 000-4197).

10.10	Oil and Gas Lease Agreement dated as of May 28, 2004 between Texas Lime Company and EOG Resources, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, File Number 000-4197).
10.11	Credit Agreement dated as of August 25, 2004 among United States Lime & Minerals, Inc., each Lender from time to time a party thereto, and Wells Fargo Bank, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 31, 2004, File Number 000-4197).
10.12	Security Agreement dated as of August 25, 2004 among United States Lime & Minerals, Inc., Arkansas Lime Company, Colorado Lime Company, Texas Lime Company and U. S. Lime Company — Houston, in favor of Wells Fargo Bank, N. A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 31, 2004, File Number 000-4197).
10.13	Stock Purchase Agreement dated as of December 28, 2005 by and among Oglebay Norton Company, O-N Minerals Company, O-N Minerals (Lime) Company and Unite States Lime & Minerals, Inc. (Incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, File Number 000-4197).
10.14	Second Amendment to Credit Agreement dated as of October 19, 2005 among United States Lime & Minerals, Inc., each Lender from time to time a party thereto, and Wells Fargo Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated October 20, 2005, File Number 000-4197).
10.15	Termination Agreement effective October 14, 2005 entered into by and between United States Lime & Minerals, Inc. and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated October 20, 2005, File Number 000-4197).
10.16	Amended and Restated Confirmation dated October 14, 2005 entered into by and between United States Lime & Minerals, Inc. and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated October 20, 2005, File Number 000-4197).
10.17	Third Amendment to Credit Agreement dated as of March 30, 2007 among United States Lime & Minerals, Inc., each Lender from time to time a party thereto, and Wells Fargo Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 30, 2007, File Number 000-4197).
21	Subsidiaries of the Company.
23.1	Consent of Independent Registered Public Accounting Firm.
23.2	Consent of Independent Petroleum Engineers.
31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer.
32.1	Section 1350 Certification by Chief Executive Officer.
32.2	Section 1350 Certification by Chief Financial Officer.

Exhibits 10.1, 10.2, 10.2.1, 10.2.2 and 10.3 through 10.5.3 are management contracts or compensatory plans or arrangements required to be filed as exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED STATES LIME & MINERALS, INC.

By:	/s/ Timothy W. Byrne
Timothy W. Byrne,
President and Chief Executive Officer

Date: March 5, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 5, 2009	By:	/s/ Timothy W. Byrne Timothy W. Byrne, President, Chief Executive Officer, and Director (Principal Executive Officer)

Date: March 5, 2009	By:	/s/ M. Michael Owens M. Michael Owens, Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: March 5, 2009	By:	/s/ Edward A. Odishaw Edward A. Odishaw, Director

Date: March 5, 2009	By:	/s/ Antoine M. Doumet Antoine M. Doumet, Director and Chairman of the Board

Date: March 5, 2009	By:	/s/ Wallace G. Irmscher Wallace G. Irmscher, Director

Date: March 5, 2009	By:	/s/ Richard W. Cardin Richard W. Cardin, Director

EXHIBIT INDEX

21.1	SUBSIDIARIES OF THE COMPANY.
23.1	CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM.
23.2	CONSENT OF INDEPENDENT PETROLEUM ENGINEERS.
31.1	RULE 13a-14(a)/15d-14(a) CERTIFICATION BY CHIEF EXECUTIVE OFFICER.
31.2	RULE 13a-14(a)/15d-14(a) CERTIFICATION BY CHIEF FINANCIAL OFFICER.
32.1	SECTION 1350 CERTIFICATION BY CHIEF EXECUTIVE OFFICER.
32.2	SECTION 1350 CERTIFICATION BY CHIEF FINANCIAL OFFICER.