Form 10-Q
period 2009-03-31
UNITED STATES LIME & MINERALS INC
filed 2009-04-29
CIK 82020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of April 27, 2009, 6,354,409 shares of common stock, $0.10 par value, were outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)
(Unaudited)

	March 31,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$2,438	$836
Trade receivables, net	12,979	14,492
Inventories	12,249	12,297
Prepaid expenses and other assets	1,180	1,336

Total current assets	28,846	28,961
Property, plant and equipment, at cost	220,547	219,065
Less accumulated depreciation	(85,340)	(82,501)

Property, plant and equipment, net	135,207	136,564

Other assets, net	587	604

Total assets	$164,640	$166,129

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of debt	$5,000	$5,000
Accounts payable	5,846	6,972
Accrued expenses	3,669	4,251

Total current liabilities	14,515	16,223
Debt, excluding current installments	43,416	46,354
Deferred tax liabilities, net	4,138	3,688
Other liabilities	5,031	5,417

Total liabilities	67,100	71,682

Stockholders’ equity:
Common stock	635	635
Additional paid-in capital	14,955	14,853
Accumulated other comprehensive loss	(3,633)	(3,911)
Retained earnings	85,750	83,014
Less treasury stock, at cost	(167)	(144)

Total stockholders’ equity	97,540	94,447

Total liabilities and stockholders’ equity	$164,640	$166,129

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands of dollars, except per share amounts)
(Unaudited)

	QUARTER ENDED
	March 31,
	2009		2008
Revenues
Lime and limestone operations	$26,513	93.6%	$30,581	92.0%
Natural gas interests	1,800	6.4%	2,654	8.0%

	28,313	100.0%	33,235	100.0%

Cost of revenues:
Labor and other operating expenses	18,714	66.1%	23,319	70.2%
Depreciation, depletion and amortization	3,372	11.9%	3,151	9.4%

	22,086	78.0%	26,470	79.6%

Gross profit	6,227	22.0%	6,765	20.4%

Selling, general and administrative expenses	1,922	6.8%	1,917	5.8%

Operating profit	4,305	15.2%	4,848	14.6%

Other expense (income):
Interest expense	750	2.6%	979	2.9%
Other, net	(2)	(0.0)%	(41)	(0.1)%

	748	2.6%	938	2.8%

Income before income taxes	3,557	12.6%	3,910	11.8%

Income tax expense	821	2.9%	1,067	3.2%

Net income	$2,736	9.7%	$2,843	8.6%

Income per share of common stock:

Basic	$0.43		$0.45

Diluted	$0.43		$0.45

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)
(Unaudited)

	QUARTER ENDED
	MARCH 31,
	2009	2008

Operating Activities:
Net income	$2,736	$2,843
Adjustments to reconcile net income to net cash provided by operations:

Depreciation, depletion and amortization	3,483	3,250
Amortization of financing costs	4	5
Deferred income taxes	450	443
(Gain) loss on disposition of assets	(7)	4
Stock-based compensation	103	122
Changes in operating assets and liabilities:
Trade receivables	1,513	(1,362)
Inventories	48	(749)
Prepaid expenses and other current assets	156	253
Other assets	(39)	(3)
Accounts payable and accrued expenses	(2,125)	(1,613)
Other liabilities	(109)	(1)

Net cash provided by operating activities	6,213	3,192

Investing Activities:
Purchase of property, plant and equipment	(1,747)	(2,682)
Proceeds from sale of property, plant and equipment	97	1

Net cash used in investing activities	(1,650)	(2,681)

Financing Activities:
(Repayments of) proceeds from revolving credit facilities, net	(1,687)	524
Repayment of term loans	(1,251)	(1,250)
Purchase of treasury shares	(23)	(15)
Tax benefit related to exercise of stock options	—	57

Net cash used in financing activities	(2,961)	(684)

Net increase (decrease) in cash and cash equivalents	1,602	(173)
Cash and cash equivalents at beginning of period	836	1,079

Cash and cash equivalents at end of period	$2,438	$906

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Basis of Presentation
The condensed consolidated financial statements included herein have been prepared by the Company without independent audit. In the opinion of the Company’s management, all adjustments of a normal and recurring nature necessary to present fairly the financial position, results of operations and cash flows for the periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2008. The results of operations for the three-month period ended March 31, 2009 are not necessarily indicative of operating results for the full year.
2. Organization
The Company is headquartered in Dallas, Texas, and operates through two business segments. Through its lime and limestone operations, the Company is a manufacturer of lime and limestone products, supplying primarily the construction, steel, municipal sanitation and water treatment, paper, glass, roof shingle and agriculture industries. The Company operates lime and limestone plants and distribution facilities in Arkansas, Colorado, Louisiana, Oklahoma and Texas through its wholly owned subsidiaries, Arkansas Lime Company, Colorado Lime Company, Texas Lime Company, U.S. Lime Company, U.S. Lime Company – Shreveport, U.S. Lime Company – St. Clair and U.S. Lime Company – Transportation.
In addition, through its wholly owned subsidiary, U.S. Lime Company – O & G, LLC (“U.S. Lime O & G”), the Company has a 20% royalty interest and a 20% working interest, resulting in a 36% interest in revenues (30% for five unitized wells which were completed in the second half 2008), with respect to oil and gas rights on the Company’s approximately 3,800 acres of land located in Johnson County, Texas, in the Barnett Shale Formation. Through U.S. Lime O & G, the Company also has a drillsite and production facility lease agreement and subsurface easement (the “Drillsite Agreement”) relating to approximately 538 acres of land contiguous to the Company’s Johnson County, Texas property. Pursuant to the Drillsite Agreement, the Company receives a 3% royalty interest and a 12.5% working interest in any wells drilled from two pad sites located on the Company’s property.
3. Accounting Policies
Revenue Recognition. The Company recognizes revenue for its lime and limestone operations in accordance with the terms of its purchase orders, contracts or purchase agreements, which are upon shipment, and when payment is considered probable. The Company’s returns and allowances are minimal. Revenues include external freight billed to customers with related costs in cost of revenues. External freight included in first quarter 2009 and 2008 revenues was $5.7 million and $6.6 million, respectively, which approximates the amount of external freight included in cost of revenues. Sales taxes billed to customers are not included in revenues. For its natural gas interests, the Company recognizes revenue in the month of production and sale.
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

Fair Values of Financial Instruments. As required by Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” the Company applies valuation techniques that (1) place greater reliance on observable inputs and less reliance on unobservable inputs and (2) are consistent with the market approach, the income approach, and/or the cost approach. Financial assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

Fair Value Measurements as of March 31, 2009
Quoted prices
		in Active	Significant	Significant
		Markets for	Other	Other
		Identical Assets	Observable	Unobservable
	March 31,	(Liabilities)	Inputs	Inputs	Valuation
	2009	(Level 1)	(Level 2)	(Level 3)	Technique
Interest rate swap liability	$(4,930)	—	(4,930)	—	Cash flows approach
New Accounting Pronouncements. In March 2008, the FASB issued SFAS No.  161, “Disclosures About Derivative Instruments and Hedging Activities” (“SFAS 161”), which amends SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” and expands disclosures to include information about the fair value of derivatives, related credit risks and a company’s strategies and objectives for using derivatives.  SFAS 161 is effective for fiscal periods beginning on or after November 15, 2008.  SFAS 161 was adopted by the Company on January 1, 2009 and had no effect on the Company’s financial statements.
In April 2008, the FASB Staff issued FSP No. SFAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) “Business Combinations” and other applicable accounting literature. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and must be applied prospectively to intangible assets acquired after the effective date. FSP 142-3 was adopted by the Company on January 1, 2009 and had no effect on the Company’s financial statements.
In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS 162 will become effective 60 days following SEC approval of Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”   The adoption of SFAS 162 will have no effect on the Company’s financial statements.
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
The following table sets forth operating results and certain other financial data for the Company’s two business segments (in thousands):

	Quarter Ended
	March 31,
	2009	2008
Revenues
Lime and limestone operations	$26,513	$30,581
Natural gas interests	1,800	2,654

Total revenues	$28,313	$33,235

Depreciation, depletion and amortization
Lime and limestone operations	$3,082	$2,960
Natural gas interests	290	191

Total depreciation, depletion and amortization	$3,372	$3,151

Gross profit
Lime and limestone operations	$5,170	$4,591
Natural gas interests	1,057	2,174

Total gross profit	$6,227	$6,765

Capital expenditures
Lime and limestone operations	$1,609	$2,482
Natural gas interests	138	200

Total capital expenditures	$1,747	$2,682

5. Income Per Share of Common Stock
The following table sets forth the computation of basic and diluted income per common share (in thousands, except per share amounts):

	Quarter Ended
	March 31,
	2009	2008
Numerator:
Income for basic and diluted income per common share	$2,736	$2,843

Denominator:
Weighted-average shares for basic income per share	6,329	6,295

Effect of dilutive securities:
Restricted shares of stock	23	26
Employee and director stock options (1)	19	30

Adjusted weighted average shares and assumed exercises for diluted income per share	6,371	6,351

Income per share of common stock:
Basic	$0.43	$0.45
Diluted	$0.43	$0.45

(1)
Options to acquire 53,917 and 10,000 shares of common stock were excluded from the calculation of dilutive securities for the quarters ended March 31, 2009 and March 31, 2008, respectively, because they were anti-dilutive.

6. Accumulated Other Comprehensive Loss
The following table presents the components of comprehensive income (in thousands):

	Quarter Ended
	March 31,
	2009	2008
Net income	$2,736	$2,843
Change in fair value of interest rate hedge	278	(1,844)

Comprehensive income	$3,014	$999

Interest expense included payments of $395 thousand that were made pursuant to the Company’s interest rate hedges during the quarter ended March 31, 2009, compared to payments totaling $15 thousand, net in the prior year quarter.
Accumulated other comprehensive loss consisted of the following (in thousands):

	March 31,	December 31,
	2009	2008
Mark-to-market for interest rate hedge, net of tax benefit	$(3,137)	$(3,415)
Minimum pension liability adjustment, net of tax benefit	(496)	(496)

Accumulated other comprehensive loss	$(3,633)	$(3,911)

7. Inventories
Inventories are valued at the lower of cost, determined using the average cost method, or market. Costs for finished goods include materials, labor, and production overhead. Inventories consisted of the following (in thousands):

	March 31,	December 31,
	2009	2008
Lime and limestone inventories:
Raw materials	$4,980	$5,314
Finished goods	2,217	1,956

	7,197	7,270
Service parts inventories	5,052	5,027

Total inventories	$12,249	$12,297

8. Banking Facilities
The Company’s credit agreement includes a ten-year $40 million term loan (the “Term Loan”), a ten-year $20 million multiple draw term loan (the “Draw Term Loan”) and a $30 million revolving credit facility (the “Revolving Facility”) (collectively, the “Credit Facilities”). At March 31, 2009, the Company had $322 thousand worth of letters of credit issued, which count as draws under the Revolving Facility.
The Term Loan requires quarterly principal payments of $833 thousand, which began on March 31, 2006, equating to a 12-year amortization, with a final principal payment of $7.5 million due on December 31, 2015. The Draw Term Loan requires quarterly principal payments of $417 thousand, based on a 12-year amortization, which began on March 31, 2007, with a final principal payment on December 31, 2015 equal to any remaining principal then outstanding. The Revolving Facility is scheduled to mature on April 2, 2012. The maturity of the Term Loan, the Draw Term Loan and the Revolving Facility can be accelerated if any event of default, as defined under the Credit Facilities, occurs.
The Credit Facilities bear interest, at the Company’s option, at either LIBOR plus a margin of 1.125% to 2.125%, or the Lender’s Prime Rate plus a margin of minus 0.625% to plus 0.375%. The margins are determined quarterly in accordance with a pricing grid based upon the ratio of the Company’s total funded senior indebtedness to earnings before interest, taxes, depreciation, depletion and amortization (“EBITDA”) for the 12 months ended on the last day of the most recent calendar quarter (the “Cash Flow Leverage Ratio”). Since July 30, 2008, based on the Company’s quarterly Cash Flow Leverage Ratios, the LIBOR margin and the Lender’s Prime Rate margin have been, and continue to be, plus 1.125% and minus 0.625%, respectively.
The Company has a hedge that fixes LIBOR at 4.695% on the outstanding balance of the Term Loan for the period December 30, 2005 through its maturity date, resulting in an interest rate of 5.82% based on the current LIBOR margin of 1.125%. Effective December 30, 2005, the Company also entered into a hedge that fixes LIBOR at 4.875% on 75% of the outstanding balance on the Draw Term Loan through its maturity date, resulting in an interest rate of 6.00% based on the current LIBOR margin of 1.125%. Effective June 30, 2006, the Company entered into a third hedge that fixes LIBOR at 5.50% on the remaining 25% of the outstanding balance of the Draw Term Loan through its maturity date, resulting in an interest rate of 6.625% based on the current LIBOR margin of 1.125%. The hedges have been effective. The Company will be exposed to credit losses in the event of non-performance by the counterparty, Wells Fargo Bank, N.A., to the hedges. Due to interest rate declines, the Company marked its interest rate hedges to market at March 31, 2009 and December 31, 2008, resulting in a liability of $4.9 million and $5.4 million, respectively, that are included in accrued expenses and other liabilities on the Company’s balance sheets.

A summary of outstanding debt at the dates indicated is as follows (in thousands):

	March 31,	December 31,
	2009	2008
Term Loan	$29,166	$30,000
Draw Term Loan	16,250	16,667
Revolving Facility	3,000	4,687

Subtotal	48,416	51,354
Less current installments	5,000	5,000

Debt, excluding current installments	$43,416	$46,354

9. Income Taxes
The Company has estimated that its effective income tax rate for 2009 will be approximately 23.1%. As in prior periods, the primary reason for the effective rate being below the federal statutory rate is due to statutory depletion, which is allowed for income tax purposes and is a permanent difference between net income for financial reporting purposes and taxable income.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements. Any statements contained in this Report that are not statements of historical fact are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements in this Report, including without limitation statements relating to the Company’s plans, strategies, objectives, expectations, intentions, and adequacy of resources, are identified by such words as “will,” “could,” “should,” “would,” “believe,” “expect,” “intend,” “plan,” “schedule,” “estimate,” “anticipate,” and “project.” The Company undertakes no obligation to publicly update or revise any forward-looking statements. The Company cautions that forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from expectations, including without limitation the following: (i) the Company’s plans, strategies, objectives, expectations, and intentions are subject to change at any time at the Company’s discretion; (ii) the Company’s plans and results of operations will be affected by its ability to maintain and manage its growth; (iii) the Company’s ability to meet short-term and long-term liquidity demands, including servicing the Company’s debt, conditions in the credit markets, volatility in the equity markets, and changes in interest rates on the Company’s debt, including the ability of the counterparty to the Company’s interest rate hedges to meet its obligations; (iv) inclement weather conditions; (v) increased fuel, electricity, transportation and freight costs; (vi) unanticipated delays, difficulties in financing, or cost overruns in completing construction projects; (vii) the Company’s ability to expand its Lime and Limestone Operations through acquisitions, including obtaining financing for such acquisitions, and to successfully integrate acquired operations; (viii) inadequate demand and/or prices for the Company’s lime and limestone products due to the state of the U.S. economy, recessionary pressures in particular industries, including construction and steel, and inability to continue to increase prices for the Company’s products; (ix) the uncertainties of development, production and prices with respect to the Company’s Natural Gas Interests, including reduced drilling activities pursuant to the Company’s Lease Agreement and Drillsite Agreement, inability to explore for new reserves and declines in production rates; (x) on-going and possible new environmental and other regulatory costs, taxes and limitations on operations, including those related to climate change; and (xi) other risks and uncertainties set forth in this Report or indicated from time to time in the Company’s filings with the SEC, including the Company’s Form 10-K for the fiscal year ended December 31, 2008.

Overview.
The Company has two business segments: Lime and Limestone Operations and Natural Gas Interests.
Through its Lime and Limestone Operations, the Company is a manufacturer of lime and limestone products, supplying primarily the construction, steel, municipal sanitation and water treatment, paper, glass, roof shingle and agriculture industries. The Company operates lime and limestone plants and distribution facilities in Arkansas, Colorado, Louisiana, Oklahoma and Texas through its wholly owned subsidiaries, Arkansas Lime Company, Colorado Lime Company, Texas Lime Company, U.S. Lime Company, U.S. Lime Company — Shreveport, U.S. Lime Company — St. Clair, and U.S. Lime Company — Transportation. The Lime and Limestone Operations represent the Company’s principal business.
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
During the first quarter 2009, sales volumes of the Company’s lime products decreased as compared to the previous year quarter due to significantly reduced demand for the Company’s lime products, principally from its construction, steel and other industrial customers due to the weakened economy. The reduction in revenues from reduced sales volumes was partially offset by average product price increases of 9.0%. Due to the weakened economy, the Company initiated steps to reduce its operating expenses in the fourth quarter 2008. The benefits of these reductions, along with the increase in average prices, are evidenced by improved gross profit and gross profit margin as a percentage of revenues from the Company’s lime and limestone operations in the first quarter 2009 as compared to last year’s quarter. While the Company’s costs for solid fuels remain high, management continues to seek to mitigate these costs by varying the mixes of fuel used in the kilns as well as idling several kilns that are not needed to meet current levels of demand. The unprecedented slowdown in the U.S. economy continues to present challenges for the Company’s Lime and Limestone Operations in 2009, but management is continuing to focus on increasing prices and controlling costs. Although the Company does not expect any increase in the short term, it believes that demand for our lime and limestone products used in highway construction and steel and other industrial production should increase in the future spurred by the government’s stimulus package, the increasing reliance on toll roads and, hopefully, improved economic conditions.
Revenues and gross profit from the Company’s Natural Gas Interests decreased significantly in the first quarter 2009, principally due to the drastic decline in natural gas prices. The number of producing wells was 30 in the first quarter 2009 compared to 22 wells in the first quarter 2008. In March 2009, the Company was notified that five of its wells under the lease agreement, which were completed in the second half 2008, had been unitized as the operator determined that these wells included production from oil and gas interests that were partially owned by others. The unitization reduced the Company’s revenue interest in the five wells to 30% from 36%. The Company cannot predict the number of additional wells that ultimately will be drilled, if any, or their results. Based on discussions with the operators, no new wells are currently planned to be drilled during 2009.

Liquidity and Capital Resources.
Net cash provided by operating activities was $6.2 million in the first quarter 2009, compared to $3.2 million in the comparable 2008 period, an increase of $3.0 million, or 94.6%. Net cash provided by operating activities is composed of net income, depreciation, depletion and amortization (“DD&A”), deferred income taxes and other non-cash items included in net income, and changes in working capital. In the 2009 quarter, cash provided by operating activities was principally composed of net income of $2.7 million and DD&A of $3.5 million, compared to $2.8 million of net income and $3.3 million of DD&A in the first quarter 2008. The most significant changes in working capital in the 2009 quarter were a net decrease in trade receivables of $1.5 million and net decrease in accounts payable and accrued expenses of $2.2 million. The most significant changes in working capital in the 2008 quarter were a $1.4 million net increase in trade receivables and net decrease in accounts payable and accrued expenses of $1.6 million. The net decrease in trade receivables primarily resulted from a decrease in natural gas revenues in the first quarter 2009 compared to the fourth quarter 2008, and the net increase in 2008 was due to an increase in revenues in the first quarter 2008 compared to the fourth quarter 2007. The decrease in accounts payable and accrued expenses for both years primarily relates to the payment of property taxes and other yearend accruals in the first quarter of the following year and, for the 2009 quarter, greater December 2008 solid fuel deliveries compared to March 2009 deliveries.
The Company had $1.7 million in capital expenditures in the first quarter 2009, compared to $2.7 million in the same period last year. Included in capital expenditures was approximately $694 and $380 thousand for the quarry project at Arkansas during the first quarter 2009 and 2008, respectively, and $138 thousand and $200 thousand for the first quarter 2009 and 2008, respectively, for drilling and completion costs for the Company’s working interests in natural gas wells.
Net cash used in financing activities was $3.0 million in the 2009 quarter, including $1.7 million repayment of the Company’s revolving credit facility and $1.3 million repayment of term loan debt. Net cash used in financing activities was $684 thousand in the 2008 quarter, including $1.3 million for repayment of term loan debt, partially offset by net proceeds of $524 thousand from the Company’s revolving credit facility.
The Company’s credit agreement includes a ten-year $40 million term loan (the “Term Loan”), a ten-year $20 million multiple draw term loan (the “Draw Term Loan”) and a $30 million revolving credit facility (the “Revolving Facility”) (collectively, the “Credit Facilities”). At March 31, 2009, the Company had $322 thousand worth of letters of credit issued, which count as draws under the Revolving Facility.
The Term Loan requires quarterly principal payments of $833 thousand, which began on March 31, 2006, equating to a 12-year amortization, with a final principal payment of $7.5 million due on December 31, 2015. The Draw Term Loan requires quarterly principal payments of $417 thousand, based on a 12-year amortization, which began on March 31, 2007, with a final principal payment on December 31, 2015 equal to any remaining principal then outstanding. The Revolving Facility is scheduled to mature on April 2, 2012. The maturity of the Term Loan, the Draw Term Loan and the Revolving Facility can be accelerated if any event of default, as defined under the Credit Facilities, occurs.
The Credit Facilities bear interest, at the Company’s option, at either LIBOR plus a margin of 1.125% to 2.125%, or the Lender’s Prime Rate plus a margin of minus 0.625% to plus 0.375%. The margins are determined quarterly in accordance with a pricing grid based upon the ratio of the Company’s total funded senior indebtedness to earnings before interest, taxes, depreciation, depletion and amortization (“EBITDA”) for the 12 months ended on the last day of the most recent calendar quarter (the “Cash Flow Leverage Ratio”). Since July 30, 2008, based on the Company’s quarterly Cash Flow Leverage Ratios, the LIBOR margin and the Lender’s Prime Rate margin have been, and continue to be, plus 1.125% and minus 0.625%, respectively.

The Company has a hedge that fixes LIBOR at 4.695% on the outstanding balance of the Term Loan for the period December 30, 2005 through its maturity date, resulting in an interest rate of 5.82% based on the current LIBOR margin of 1.125%. Effective December 30, 2005, the Company also entered into a hedge that fixes LIBOR at 4.875% on 75% of the outstanding balance on the Draw Term Loan through its maturity date, resulting in an interest rate of 6.00% based on the current LIBOR margin of 1.125%. Effective June 30, 2006, the Company entered into a third hedge that fixes LIBOR at 5.50% on the remaining 25% of the outstanding balance of the Draw Term Loan through its maturity date, resulting in an interest rate of 6.625% based on the current LIBOR margin of 1.125%. The hedges have been effective. The Company will be exposed to credit losses in the event of non-performance by the counterparty, Wells Fargo Bank, N.A., to the hedges. Due to interest rate declines, the Company marked its interest rate hedges to market at March 31, 2009 and December 31, 2008, resulting in a liability of $4.9 million and $5.4 million, respectively, that are included in accrued expenses and other liabilities on the Company’s balance sheets.
The Company is not contractually committed to any planned capital expenditures for its Lime and Limestone Operations until actual orders are placed for equipment. Under the Company’s oil and gas lease agreement, and pursuant to the Company’s subsequent elections to participate as a 20% working interest owner, unless, within five days after receiving an AFE (authorization for expenditures) for a proposed well, the Company provides notice otherwise, the Company is deemed to have elected to participate as a 20% working interest owner. As a 20% working interest owner, the Company is responsible for 20% of the costs to drill and complete the well. Pursuant to the drillsite agreement, the Company, as a 12.5% working interest owner, is responsible for 12.5% of the costs to drill and complete each well. As of March 31, 2009, the Company had no material open orders or commitments that are not included in current liabilities on the March 31, 2009 Condensed Consolidated Balance Sheet.
As of March 31, 2009, the Company had $48.4 million in total debt outstanding.
Results of Operations.
Revenues in the first quarter 2009 decreased to $28.3 million from $33.2 million in the prior year comparable quarter, a decrease of $4.9 million, or 14.8%. Revenues from the Company’s Lime and Limestone operations in the first quarter 2009 decreased $4.1 million, or 13.3%, to $26.5 million from $30.6 million in the comparable 2008 quarter, while revenues from the Company’s Natural Gas Interests decreased $854 thousand, or 32.2%, to $1.8 million from $2.7 million in the comparable 2008 quarter. The decrease in lime and limestone revenues in the first quarter 2009 as compared to last year’s comparable quarter primarily resulted from significantly decreased sales volumes of the Company’s lime products due to reduced demand, principally from its construction, steel and other industrial customers due to the weakened economy, partially offset by average price increases of approximately 9.0%.
The Company’s gross profit for the first quarter 2009 was $6.2 million, compared to $6.8 million for the comparable 2008 quarter, a decrease of $538 thousand, or 8.0%. Included in gross profit for the 2009 quarter is $5.2 million from the Company’s lime and limestone operations, compared to $4.6 million in the 2008 quarter, an increase of $579 thousand, or 12.6%. The increase in gross profit and gross profit margin from Lime and Limestone Operations was primarily due to a reduction in contract stripping costs at the Arkansas quarry and reductions in maintenance and personnel costs, as well as the 9.0% increase in average product prices.
Gross profit for the first quarter 2009 also included $1.1 million from the Company’s natural gas interests, compared to $2.2 million in the 2008 quarter, a decrease of $1.1 million, or 51.4%. Production volumes for the Company’s natural gas interests for the first quarter 2009 totaled 364 thousand MCF, sold at an average price of $5.71 per MCF, from 30 wells. Production volumes in the comparable prior year quarter were 262 thousand MCF, sold at an average price of $10.15, from 22 wells. The unitization of five natural gas wells, which lowered the Company’s revenue interest to 30% from 36%, resulted in a retroactive net adjustment of approximately $300 thousand that reduced gross profit for the first quarter 2009.

Selling, general and administrative expenses (“SG&A”) were $1.9 million for the first quarters 2009 and 2008. As a percentage of revenues, SG&A increased to 6.8% in the 2009 quarter, compared to 5.8% in the first quarter 2008
Interest expense in the first quarter 2009 decreased to $750 thousand from $979 thousand in the first quarter 2008, a decrease of $229 thousand, or 23.4%, primarily due to decreased average outstanding debt, including $2.9 million of repayments in the first quarter 2009.
Income tax expense decreased to $821 thousand in the first quarter 2009 from $1.1 million in the first quarter 2008, a decrease of $246 thousand, or 23.1%. The decrease in income taxes in the 2009 period compared to the comparable 2008 period was due to a decrease in the Company’s effective tax rate and the decrease in income before income taxes. The primary reason that the Company’s effective tax rate is below the federal statutory rate is due to statutory depletion, which is allowed for income tax purposes and is a permanent difference between net income for financial reporting purposes and taxable income.
The Company’s net income was $2.7 million ($0.43 per share diluted) during the first quarter 2009, compared to net income of $2.8 million ($0.45 per share diluted) during the first quarter 2008, a decrease of $107 thousand, or 3.8%.
ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk.
The Company is exposed to changes in interest rates, primarily as a result of floating interest rates on the Revolving Facility. At March 31, 2009, the Company had $48.4 million of indebtedness outstanding under floating rate debt. The Company has entered into interest rate swap agreements to swap floating rates for fixed LIBOR rates at 4.695%, plus the applicable margin, through maturity on the Term Loan balance of $29.2 million, 4.875%, plus the applicable margin, on $12.2 million of the Draw Term Loan balance and 5.50%, plus the applicable margin, on the remaining $4.0 million of the Draw Term Loan balance, leaving the $3.0 million Revolving Facility balance subject to interest rate risk at March 31, 2009. Assuming no additional borrowings or repayments on the Revolving Facility, a 100 basis point increase in interest rates would result in an increase in interest expense and a decrease in income before taxes of approximately $30 thousand per year. This amount has been estimated by calculating the impact of such hypothetical interest rate increase on the Company’s non-hedged, floating rate debt of $3.0 million outstanding under the Revolving Facility at March 31, 2009 and assuming it remains outstanding over the next 12 months. Additional borrowings under the Revolving Facility would increase this estimate. See Note 8 of Notes to Condensed Consolidated Financial Statements.
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

PART II. OTHER INFORMATION
ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The Company’s 2001 Long-Term Incentive Plan allows employees and directors to pay the exercise price for stock options and the tax withholding liability for the lapse of restrictions on restricted stock by payment in cash and/or delivery of shares of the Company’s common stock. In the first quarter 2009, pursuant to these provisions the Company received 1,087 shares of its common stock for the payment of tax withholding liability for the lapse of restrictions on restricted stock. The 1,087 shares were valued at $21.05 per share, the fair market value of one share of the Company’s common stock on the date that they were tendered to the Company.
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

UNITED STATES LIME & MINERALS, INC.
April 29, 2009	By:	/s/ Timothy W. Byrne
Timothy W. Byrne
President and Chief Executive Officer (Principal Executive Officer)

April 29, 2009	By:	/s/ M. Michael Owens
M. Michael Owens
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

UNITED STATES LIME & MINERALS, INC.
Quarterly Report on Form 10-Q
Quarter Ended
March 31, 2009
Index to Exhibits

EXHIBIT
NUMBER	DESCRIPTION

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.

32.1	Section 1350 Certification by the Chief Executive Officer.

32.2	Section 1350 Certification by the Chief Financial Officer.