Form 10-Q
period 2009-06-30
UNITED STATES LIME & MINERALS INC
filed 2009-07-30
CIK 82020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☐
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of July 29, 2009, 6,390,371 shares of common stock, $0.10 par value, were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS
UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)
(Unaudited)

	June 30,	December 31,
	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$1,813	$836
Trade receivables, net	15,835	14,492
Inventories	10,981	12,297
Prepaid expenses and other assets	1,232	1,336

Total current assets	29,861	28,961

Property, plant and equipment, at cost	221,436	219,065
Less accumulated depreciation	(88,135)	(82,501)

Property, plant and equipment, net	133,301	136,564

Other assets, net	402	604

Total assets	$163,564	$166,129

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of debt	$5,000	$5,000
Accounts payable	5,255	6,972
Accrued expenses	3,933	4,251

Total current liabilities	14,188	16,223

Debt, excluding current installments	39,167	46,354
Deferred tax liabilities, net	4,909	3,688
Other liabilities	3,164	5,417

Total liabilities	61,428	71,681

Stockholders’ equity:
Common stock	639	635
Additional paid-in capital	15,251	14,853
Accumulated other comprehensive loss	(2,700)	(3,911)
Retained earnings	89,156	83,014
Less treasury stock, at cost	(210)	(144)

Total stockholders’ equity	102,136	94,447

Total liabilities and stockholders’ equity	$163,564	$166,129

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands of dollars, except per share amounts)
(Unaudited)

	THREE MONTHS ENDED				SIX MONTHS ENDED
	June 30,				June 30,
	2009		2008		2009		2008
Revenues
Lime and limestone operations	$27,639	94.9%	$36,420	88.4%	$54,152	94.3%	$67,001	90.0%
Natural gas interests	1,497	5.1%	4,763	11.6%	3,297	5.7%	7,417	10.0%

	29,136	100.0%	41,183	100.0%	57,449	100.0%	74,418	100.0%

Cost of revenues:
Labor and other operating expenses	19,046	65.4%	26,846	65.2%	37,760	65.7%	50,165	67.4%
Depreciation, depletion and amortization	3,278	11.2%	3,173	7.7%	6,650	11.6%	6,324	8.5%

	22,324	76.6%	30,019	72.9%	44,410	77.3%	56,489	75.9%

Gross profit	6,812	23.4%	11,164	27.1%	13,039	22.7%	17,929	24.1%

Selling, general and administrative expenses	1,918	6.6%	1,997	4.9%	3,840	6.7%	3,914	5.3%

Operating profit	4,894	16.8%	9,167	22.2%	9,199	16.0%	14,015	18.8%

Other expense (income):
Interest expense	731	2.5%	911	2.2%	1,481	2.6%	1,890	2.5%
Other, net	(106)	(0.4)%	(42)	(0.1)%	(108)	(0.2)%	(83)	(0.1)%

	625	2.1%	869	2.1%	1,373	2.4%	1,807	2.4%

Income before income taxes	4,269	14.7%	8,298	20.1%	7,826	13.6%	12,208	16.4%

Income tax expense	863	3.0%	2,241	5.4%	1,684	2.9%	3,308	4.4%

Net income	$3,406	11.7%	$6,057	14.7%	$6,142	10.7%	$8,900	12.0%

Income per share of common stock:

Basic	$0.54		$0.96		$0.97		$1.41

Diluted	$0.53		$0.95		$0.96		$1.40

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)
(Unaudited)

	SIX MONTHS ENDED
	June 30,
	2009	2008

Operating Activities:
Net income	$6,142	$8,900
Adjustments to reconcile net income to net cash provided by operations:
Depreciation, depletion and amortization	6,937	6,521
Amortization of financing costs	9	11
Deferred income taxes	1,222	1,472
(Gain) loss on disposition of assets	(42)	6
Stock-based compensation	245	296
Changes in operating assets and liabilities:
Trade receivables, net	(1,343)	(6,553)
Inventories	1,317	(1,575)
Prepaid expenses and other current assets	104	484
Other assets	88	(4)
Accounts payable and accrued expenses	(1,919)	1,785
Other liabilities	(1,044)	(9)

Net cash provided by operating activities	11,716	11,334

Investing Activities:
Purchase of property, plant and equipment	(3,767)	(7,057)
Proceeds from sale of property, plant and equipment	124	8

Net cash used in investing activities	(3,643)	(7,049)

Financing Activities:
Repayments of revolving credit facilities, net	(4,687)	(1,934)
Repayments of term loans	(2,500)	(2,500)
Purchase of treasury shares	(66)	(54)
Proceeds from exercise of stock options	157	—
Tax benefit related to exercise of stock options	—	57

Net cash used in financing activities	(7,096)	(4,431)

Net increase (decrease) in cash and cash equivalents	977	(146)
Cash and cash equivalents at beginning of period	836	1,079

Cash and cash equivalents at end of period	$1,813	$933

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Basis of Presentation
The condensed consolidated financial statements included herein have been prepared by the Company without independent audit. In the opinion of the Company’s management, all adjustments of a normal and recurring nature necessary to present fairly the financial position, results of operations and cash flows for the periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2008. The results of operations for the three- and six-month periods ended June 30, 2009 are not necessarily indicative of operating results for the full year.
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
In addition, through its wholly owned subsidiary, U.S. Lime Company — O & G, LLC (“U.S. Lime O & G”), under a lease agreement (the “Lease Agreement”), the Company has a 20% working interest and royalty interests ranging from 15.4% to 20%, resulting in an overall average revenue interest of 34.6%, with respect to oil and gas rights on the Company’s approximately 3,800 acres of land located in Johnson County, Texas, in the Barnett Shale Formation. Through U.S. Lime O & G, the Company also has a drillsite and production facility lease agreement and subsurface easement (the “Drillsite Agreement”) relating to approximately 538 acres of land contiguous to the Company’s Johnson County, Texas property. Pursuant to the Drillsite Agreement, the Company receives a 3% royalty interest and a 12.5% working interest in any wells drilled from two pad sites located on the Company’s property.
3. Accounting Policies
Revenue Recognition. The Company recognizes revenue for its Lime and Limestone Operations in accordance with the terms of its purchase orders, contracts or purchase agreements, which are upon shipment, and when payment is considered probable. The Company’s returns and allowances are minimal. Revenues include external freight billed to customers with related costs in cost of revenues. External freight included in 2009 and 2008 revenues was $6.1 million and $8.2 million for the three-month periods, and $11.8 million and $14.8 for the six-month periods, respectively, which approximates the amount of external freight included in cost of revenues. Sales taxes billed to customers are not included in revenues. For its Natural Gas Interests, the Company recognizes revenue in the month of production and sale.
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

Fair Value Measurements as of June 30, 2009
Quoted Prices
		in Active	Significant	Significant
		Markets for	Other	Other
		Identical Assets	Observable	Unobservable
		(Liabilities)	Inputs	Inputs	Valuation
	June 30, 2009	(Level 1)	(Level 2)	(Level 3)	Technique
Interest rate hedges liability	$(3,464)	—	(3,464)	—	Cash flows approach

The carrying values of cash and cash equivalents, trade receivables, other current assets, accounts payable and accrued expenses approximate fair value due to the short maturity of these instruments. As the Company’s debt bears interest at floating rates, the Company estimates that the carrying values of its debt at June 30, 2009 and December 31, 2008 approximate fair value.
New Accounting Pronouncements. In March 2008, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities” (“SFAS 161”), which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and expands disclosures to include information about the fair value of derivatives, related credit risks and a company’s strategies and objectives for using derivatives. SFAS 161 was effective for fiscal periods beginning on or after November 15, 2008. SFAS 161 was adopted by the Company on January 1, 2009 and had no effect on the Company’s financial statements.
In April 2008, the FASB Staff issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), “Business Combinations,” and other applicable accounting literature. FSP 142-3 was effective for financial statements issued for fiscal years beginning after December 15, 2008 and must be applied prospectively to intangible assets acquired after the effective date. FSP 142-3 was adopted by the Company on January 1, 2009 and had no effect on the Company’s financial statements.
On December 30, 2008, the FASB Staff issued FSP No. 132(R)-1, “Employers’ Disclosure about Post Retirement Benefit Plan Assets” (“FSP 132(R)-1”). FSP 132(R)-1 requires greater transparency in an employer’s disclosures about plan assets of a defined benefit pension or other post-retirement plan. FSP 132(R)-1 requires employers to consider the following objectives in providing more detailed disclosures about plan assets: (1) how investment decisions are made, (2) the major categories of plan assets, (3) the inputs and valuation techniques used to measure fair values of plan assets, (4) the effect on fair value measurements using Level 3 measurements on changes in plan assets for the period, and (5) significant concentrations of risk within plan assets. FSP 132(R)-1 is effective for fiscal years ending after December 15, 2009. The Company will adopt FSP 132(R)-1 effective January 1, 2010, and is currently determining the effect, if any, this pronouncement will have on its financial statements.

In April 2009, the FASB Staff issued FSP No. 107-1 and APB 28-1(“FSP 107-1 and APB 28-1”), “Interim Disclosures about Fair Value of Financial Interests” to amend SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” and APB Opinion No. 28, “Interim Financial Reporting,” which were effective for the Company on June 30, 2009, to require fair value disclosures in financial statements for interim periods for publicly traded companies as well as in annual financial statements. The adoption of FSP 107-1 and APB 28-1 had no effect on the Company’s financial statements other than additional disclosures.
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes the principles and requirements for recognition or disclosure of subsequent events and transactions, including: (1) the period after the balance sheet date during which management of a reporting entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements, and (3) the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date. SFAS 165 was adopted by the Company on Jun 30, 2009 and had no effect on the Company’s financial statements.
In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles. SFAS 168 will be effective for the Company’s third quarter 2009 financial reporting and will require the Company to adjust references to authoritative accounting literature in the Company’s financial statements.
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
The following table sets forth operating results and certain other financial data for the Company’s two business segments (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues
Lime and limestone operations	$27,639	36,420	$54,152	67,001
Natural gas interests	1,497	4,763	3,297	7,417

Total revenues	$29,136	41,183	$57,449	74,418

Depreciation, depletion and amortization
Lime and limestone operations	$3,008	2,900	$6,090	5,860
Natural gas interests	270	273	560	464

Total depreciation, depletion, amortization	$3,278	3,173	$6,650	6,324

Gross profit
Lime and limestone operations	$5,949	7,134	$11,119	11,725
Natural gas interests	863	4,030	1,920	6,204

Total gross profit	$6,812	11,164	$13,039	17,929

Capital expenditures (refunds)
Lime and limestone operations	$2,124	2,097	$3,733	4,579
Natural gas interests	(104)	2,278	34	2,478

Total capital expenditures	$2,020	4,375	$3,767	7,057

5. Income Per Share of Common Stock
The following table sets forth the computation of basic and diluted income per common share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Numerator:
Income for basic and diluted income per common share	$3,406	6,057	$6,142	8,900

Denominator:
Weighted-average shares for basic income per share	6,342	6,297	6,336	6,296

Effect of dilutive securities:
Restricted shares of stock	25	29	24	27
Employee and director stock options (1)	26	38	21	34

Adjusted-weighted average shares and assumed exercises for diluted income per share	6,393	6,364	6,381	6,357

Income per share of common stock:
Basic	$0.54	0.96	$0.97	1.41
Diluted	$0.53	0.95	$0.96	1.40

(1)	Options to acquire 2 shares of common stock were excluded from the calculation of dilutive securities for the 2009 periods because they were anti-dilutive.
6. Accumulated Other Comprehensive Loss
The following table presents the components of comprehensive income (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net income	$3,406	6,057	$6,142	8,900
Change in fair value of interest rate hedges	933	1,920	1,211	76

Comprehensive income	$4,339	7,977	$7,353	8,976

Interest expense included payments of $416 thousand and $811 thousand that were made pursuant to the Company’s interest rate hedges during the three- and six-month periods ended June 30, 2009, respectively, compared to payments totaling $271 thousand and $286 thousand in the comparable prior year three- and six-month periods, respectively.
Accumulated other comprehensive loss consisted of the following (in thousands):

	June 30,	December 31,
	2009	2008
Mark-to-market for interest rate hedges, net of tax benefit	$(2,204)	$(3,415)
Minimum pension liability adjustments, net of tax benefit	(496)	(496)

Accumulated other comprehensive loss	$(2,700)	$(3,911)

7. Inventories
Inventories are valued at the lower of cost, determined using the average cost method, or market. Costs for finished goods include materials, labor, and production overhead. Inventories consisted of the following (in thousands):

	June 30,	December 31,
	2009	2008
Lime and limestone inventories:
Raw materials	$4,297	$5,314
Finished goods	1,752	1,956

	6,049	7,270
Service parts inventories	4,932	5,027

Total inventories	$10,981	$12,297

8. Banking Facilities
The Company’s credit agreement includes a ten-year $40 million term loan (the “Term Loan”), a ten-year $20 million multiple draw term loan (the “Draw Term Loan”) and a $30 million revolving credit facility (the “Revolving Facility”) (collectively, the “Credit Facilities”). At June 30, 2009, the Company had $322 thousand of letters of credit issued, which count as draws under the Revolving Facility.
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
The Company has a hedge that fixes LIBOR at 4.695% on the outstanding balance of the Term Loan for the period December 30, 2005 through its maturity date, resulting in an interest rate of 5.82% based on the current LIBOR margin of 1.125%. Effective December 30, 2005, the Company also entered into a hedge that fixes LIBOR at 4.875% on 75% of the outstanding balance on the Draw Term Loan through its maturity date, resulting in an interest rate of 6.00% based on the current LIBOR margin of 1.125%. Effective June 30, 2006, the Company entered into a third hedge that fixes LIBOR at 5.50% on the remaining 25% of the outstanding balance of the Draw Term Loan through its maturity date, resulting in an interest rate of 6.625% based on the current LIBOR margin of 1.125%. The hedges have been effective as defined under applicable accounting rules. Therefore, changes in fair value of the interest rate hedges are reflected in comprehensive income (loss). The Company will be exposed to credit losses in the event of non-performance by the counterparty, Wells Fargo Bank, N.A., to the hedges. Due to interest rate declines, the Company marked its interest rate hedges to market at June 30, 2009 and December 31, 2008, resulting in liabilities of $3.5 million and $5.4 million, respectively, that are included in accrued expenses ($1.7 million and $1.6 million, respectively) and other liabilities ($1.8 million and $3.8 million, respectively) on the Company’s balance sheets.

A summary of outstanding debt at the dates indicated is as follows (in thousands):

	June 30,	December 31,
	2009	2008

Term Loan	$28,333	$30,000
Draw Term Loan	15,834	16,667
Revolving Facility	—	4,687

Subtotal	44,167	51,354
Less current installments	5,000	5,000

Debt, excluding current installments	$39,167	$46,354

9. Income Taxes
The Company has estimated that its effective income tax rate for 2009 will be approximately 21.5%. As in prior periods, the primary reason for the effective rate being below the federal statutory rate is due to statutory depletion, which is allowed for income tax purposes and is a permanent difference between net income for financial reporting purposes and taxable income.
10. Subsequent Events
Management of the Company evaluated events and transactions that occurred after June 30, 2009 through the date the financial statements were issued as part of this Report (July 30, 2009). No events or transactions occurred during that period that required recognition or disclosure.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements. Any statements contained in this Report that are not statements of historical fact are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements in this Report, including without limitation statements relating to the Company’s plans, strategies, objectives, expectations, intentions, and adequacy of resources, are identified by such words as “will,” “could,” “should,” “would,” “believe,” “expect,” “intend,” “plan,” “schedule,” “estimate,” “anticipate,” and “project.” The Company undertakes no obligation to publicly update or revise any forward-looking statements. The Company cautions that forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from expectations, including without limitation the following: (i) the Company’s plans, strategies, objectives, expectations, and intentions are subject to change at any time at the Company’s discretion; (ii) the Company’s plans and results of operations will be affected by its ability to maintain and manage its growth; (iii) the Company’s ability to meet short-term and long-term liquidity demands, including servicing the Company’s debt, conditions in the credit markets, volatility in the equity markets, and changes in interest rates on the Company’s debt, including the ability of the counterparty to the Company’s interest rate hedges to meet its obligations; (iv) inclement weather conditions; (v) increased fuel, electricity, transportation and freight costs; (vi) unanticipated delays, difficulties in financing, or cost overruns in completing construction projects; (vii) the Company’s ability to expand its Lime and Limestone Operations through acquisitions, including obtaining financing for such acquisitions, and to successfully integrate acquired operations; (viii) inadequate demand and/or prices for the Company’s lime and limestone products due to the state of the U.S. economy, recessionary pressures in particular industries, including construction and steel, and inability to continue to increase prices for the Company’s products; (ix) the uncertainties of development, production and prices with respect to the Company’s Natural Gas Interests, including reduced drilling activities pursuant to the Company’s Lease Agreement and Drillsite Agreement, unitization of existing wells, inability to explore for new reserves and declines in production rates; (x) on-going and possible new environmental and other regulatory costs, taxes and limitations on operations, including those related to climate change; and (xi) other risks and uncertainties set forth in this Report or indicated from time to time in the Company’s filings with the Securities and Exchange Commission, including the Company’s Form 10-K for the fiscal year ended December 31, 2008.

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
During the first six months 2009, sales volumes of the Company’s lime products decreased as compared to the previous year period due to significantly reduced demand for the Company’s lime products, principally from its construction and steel and other industrial customers due to the weakened economy. The reduction in revenues from reduced sales volumes was partially offset by average product price increases of 8.6%. Because of the weakening economy, the Company initiated steps to reduce its operating expenses beginning in the fourth quarter 2008. Due to the continuing weak demand, during the second quarter 2009 the Company further reduced costs, including additional employee layoffs. The price increases for the Company’s lime and limestone products and the reduced costs resulted in improved gross profit margins as a percentage of revenues in the 2009 periods compared to 2008 for its Lime and Limestone Operations. While the Company’s costs for solid fuels remain high, management continues to seek to mitigate these costs by varying the mixes of fuel used in the kilns as well as idling several kilns that are not needed to meet current levels of demand. The unprecedented slowdown in the U.S. economy continues to present challenges for the Company’s Lime and Limestone Operations in 2009. Although the Company does not expect to see improvements in the near term, it continues to believe that demand for its lime and limestone products used in construction and steel and other industrial production could increase in the future spurred by the effects of the government’s stimulus efforts, the increasing reliance on toll roads and, hopefully, improved economic conditions, most of which are not within the Company’s control. During the slowdown, management continues to strive to control costs, introduce additional efficiencies, pay down debt and position the Company for the hoped-for recovery.
Revenues and gross profit from the Company’s Natural Gas Interests decreased significantly in the first half 2009, principally due to the drastic decline in natural gas prices and, to a lesser extent, the normal decline in production rates. The number of producing wells was 30 in the first half 2009 compared to 25 wells in the first half 2008. During the first half 2009, the Company was notified that 11 of its wells under the Lease Agreement, which were completed in 2007 and 2008, had been unitized as the operator determined that these wells included production from oil and gas interests that were, or potentially were, partially owned by others. The unitizations reduced the Company’s royalty interests in the 11 wells, reducing the Company’s revenue interests in these wells to an average of 32.7% from 36% and resulting in an overall average revenue interest of 34.6% in all 26 wells under the Lease Agreement. Based on discussions with the Lease Agreement operator, eight potential additional wells have been sited on the Company’s property. It is possible that one or more of these wells could be drilled but not completed during the second half 2009, depending on the price for natural gas when the wells are drilled. The Company cannot predict the number of additional wells that ultimately will be drilled, if any, or their results.

Liquidity and Capital Resources.
Net cash provided by operating activities was $11.7 million in the six months ended June 30, 2009, compared to $11.3 million in the comparable 2008 period, an increase of $382 thousand, or 3.4%. Net cash provided by operating activities is composed of net income, depreciation, depletion and amortization (“DD&A”), deferred income taxes and other non-cash items included in net income, and changes in working capital. In the first half 2009, cash provided by operating activities was principally composed of $6.1 million net income, $1.2 million deferred income taxes and $6.9 million DD&A, compared to $8.9 million net income, $1.5 million deferred income taxes and $6.5 million DD&A in the first half 2008. The most significant change in working capital items in the first half 2009 were a net increase in trade receivables of $1.3 million and net decreases in accounts payable and accrued expenses, inventories and other liabilities of $1.9 million, $1.3 million and $1.0 million, respectively. The most significant changes in working capital in the first half 2008 were a net increase in trade receivables, inventories and accounts payable and accrued expenses of $6.6 million, $1.6 million and $1.8 million, respectively. The net increases in trade receivables primarily resulted from an increase in revenues in the second quarters 2009 and 2008, compared to the fourth quarters 2008 and 2007, respectively.
The Company invested $3.8 million in capital expenditures in the first half 2009, compared to $7.1 million in the same period last year. The first half 2009 and 2008 included $1.0 million and $1.3 million, respectively, for the quarry project at the Company’s Arkansas facilities. Included in capital expenditures during the first half 2009 and 2008 was $34 thousand and $2.5 million, respectively, for drilling and completion costs for the Company’s working interests in natural gas wells.
Net cash used in financing activities was $7.1 million in the first half 2009, including $2.5 million for repayment of term loan debt and $4.7 million repayment of the Company’s revolving credit facility. Net cash used in financing activities was $4.4 million in the first half 2008, including $2.5 million for repayment of term loan debt and $1.9 million repayment of the Company’s revolving credit facility.
The Company’s credit agreement includes a ten-year $40 million term loan (the “Term Loan”), a ten-year $20 million multiple draw term loan (the “Draw Term Loan”) and a $30 million revolving credit facility (the “Revolving Facility”) (collectively, the “Credit Facilities”). At June 30, 2009, the Company had $322 thousand of letters of credit issued, which count as draws under the Revolving Facility.
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
The Company has a hedge that fixes LIBOR at 4.695% on the outstanding balance of the Term Loan for the period December 30, 2005 through its maturity date, resulting in an interest rate of 5.82% based on the current LIBOR margin of 1.125%. Effective December 30, 2005, the Company also entered into a hedge that fixes LIBOR at 4.875% on 75% of the outstanding balance on the Draw Term Loan through its maturity date, resulting in an interest rate of 6.00% based on the current LIBOR margin of 1.125%. Effective June 30, 2006, the Company entered into a third hedge that fixes LIBOR at 5.50% on the remaining 25% of the outstanding balance of the Draw Term Loan through its maturity date, resulting in an interest rate of 6.625% based on the current LIBOR margin of 1.125%. The hedges have been effective as defined under applicable accounting rules. Therefore, changes in fair value of the interest rate hedges are reflected in comprehensive income (loss). The Company will be exposed to credit losses in the event of non-performance by the counterparty, Wells Fargo Bank, N.A., to the hedges. Due to interest rate declines, the Company marked its interest rate hedges to market at June 30, 2009 and December 31, 2008, resulting in liabilities of $3.5 million and $5.4 million, respectively, that are included in accrued expenses ($1.7 million and $1.6 million, respectively) and other liabilities ($1.8 million and $3.8 million, respectively) on the Company’s balance sheets.
The Company is not contractually committed to any planned capital expenditures for its Lime and Limestone Operations until actual orders are placed for equipment. Under the Company’s oil and gas Lease Agreement, and pursuant to the Company’s subsequent elections to participate as a 20% working interest owner, unless, within five days after receiving an AFE (authorization for expenditures) for a proposed well, the Company provides notice otherwise, the Company is deemed to have elected to participate as a 20% working interest owner. As a 20% working interest owner, the Company is responsible for 20% of the costs to drill and complete the well. Pursuant to the Drillsite Agreement, the Company, as a 12.5% working interest owner, is responsible for 12.5% of the costs to drill and complete each well. As of June 30, 2009, the Company had no material open orders or commitments that are not included in current liabilities on the June 30, 2009 Condensed Consolidated Balance Sheet.
As of June 30, 2009, the Company had $44.2 million in total debt outstanding.
Results of Operations.
Revenues in the second quarter 2009 decreased to $29.1 million from $41.2 in the comparable prior year quarter, a decrease of $12.1 million, or 29.3%. Revenues from the Company’s Lime and Limestone Operations in the second quarter 2009 decreased $8.8 million, or 24.1%, to $27.6 million from $36.4 million in the comparable 2008 quarter, while revenues from its Natural Gas Interests decreased $3.3 million, or 68.6%, to $1.5 million from $4.8 million in the comparable prior year quarter. For the six months ended June 30, 2009, revenues decreased to $57.4 million from $74.4 million in the comparable 2008 period, a decrease of $17.0 million, or 22.8%. Revenues from the Company’s Lime and Limestone Operations in the first six months 2009 decreased $12.8 million, or 19.2%, to $54.2 million from $67.0 million in the comparable 2008 period, while revenues from its Natural Gas Interests decreased $4.1 million, or 55.5%, to $3.3 million from $7.4 million in the comparable prior year period. The decrease in lime and limestone revenues primarily resulted from decreased lime sales volumes, partially offset by average price increases for the Company’s lime and limestone products of approximately 8.0% and 8.6% in the second quarter and first half 2009, respectively, compared to the comparable 2008 periods.

The Company’s gross profit was $6.8 million for the second quarter 2009, compared to $11.2 million in the comparable 2008 quarter, a decrease of $4.4 million, or 39.0%. Gross profit for the first six months 2009 was $13.0 million, a decrease of $4.9 million, or 27.3%, from $17.9 million in the first six months 2008. Included in gross profit for the second quarter and first half 2009 were $5.9 million and $11.1 million, respectively, from the Company’s Lime and Limestone Operations, compared to $7.1 million and $11.7 million, respectively, in the comparable 2008 periods. The decreases in gross profit from Lime and Limestone Operations were primarily due to decreased revenues, principally due to reduced construction and steel and other industrial demand, partially offset by reduced costs.
Gross profit from the Company’s Natural Gas Interests declined to $863 thousand and $1.9 million for the second quarter and first half 2009, respectively, from $4.0 million and $6.2 million, respectively, in the comparable 2008 periods, primarily due to the decline in natural gas prices. Production volumes from the Company’s Natural Gas Interests for the second quarter 2009 totaled 343 thousand MCF from 30 wells, sold at an average price of $4.73 per MCF, compared to 359 thousand MCF from 25 wells, sold at an average price of $13.27 per MCF, in the comparable 2008 quarter. Production volumes for the first half 2009 from Natural Gas Interests totaled 707 thousand MCF at an average price of $5.24 per MCF, compared to the first half 2008 when 620 thousand MCF was produced and sold at an average price of $11.95 per MCF. The unitization of 11 natural gas wells during the first half 2009 also resulted in retroactive net adjustments of approximately $125 thousand and $375 thousand that further reduced gross profit for the second quarter and first half 2009, respectively.
Selling, general and administrative expenses (“SG&A”) decreased to $1.9 million in the second quarter 2009 from $2.0 million in the second quarter 2008, a decrease of $79 thousand, or 4.0%. As a percentage of revenues, SG&A increased to 6.6% in the 2009 quarter compared to 4.9% in the comparable 2008 quarter. SG&A decreased to $3.8 million in the first six months 2009 from $3.9 million in the comparable 2008 period, a decrease of $74 thousand, or 1.9%. As a percentage of revenues, SG&A in the first six months 2009 increased to 6.7% , compared to 5.3% in the comparable 2008 period.
Interest expense in the second quarter 2009 decreased $180 thousand, or 19.8%, to $731 thousand from $911 thousand in the second quarter 2008. Interest expense in the first six months 2009 decreased to $1.5 million from $1.9 million in the first six months 2008, a decrease of $409 thousand, or 21.6%. The decrease in interest expense in the 2009 periods primarily resulted from decreased average outstanding debt due to the repayment of $10.4 million of debt since June 30, 2008.
Income tax expense decreased to $863 thousand in the second quarter 2009 from $2.2 million in the second quarter 2008, a decrease of $1.4 million, or 61.5%. For the first six months 2009, income tax expense decreased to $1.7 million from $3.3 million in the comparable 2008 period, a decrease of $1.6 million, or 49.1%. The decreases in income taxes in the 2009 periods compared to the comparable 2008 periods was primarily due to the decreases in income before income taxes.
The Company’s net income was $3.4 million ($0.53 per share diluted) in the second quarter 2009, compared to net income of $6.1 million ($0.95 per share diluted) in the second quarter 2008, a decrease of $2.7 million, or 43.8%. Net income in the first half 2009 was $6.1 million, a decrease of $2.8 million, or 31.0%, compared to the first half 2008 net income of $8.9 million.

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk.
The Company is exposed to changes in interest rates, primarily as a result of floating interest rates on the Revolving Facility. At June 30, 2009, the Company had $44.2 million of indebtedness outstanding under floating rate debt. The Company has entered into interest rate hedge agreements to swap floating rates for fixed LIBOR rates at 4.695%, plus the applicable margin, through maturity on the Term Loan balance of $28.3 million, 4.875%, plus the applicable margin, on $11.9 million of the Draw Term Loan balance and 5.50%, plus the applicable margin, on the remaining $3.9 million of the Draw Term Loan balance. There was no outstanding balance on the Revolving Facility subject to interest rate risk at June 30, 2009. Any future borrowings under the Revolving Facility would be subject to interest rate risk. See Note 8 of Notes to Condensed Consolidated Financial Statements.

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
The Company’s Amended and Restated 2001 Long-Term Incentive Plan allows employees and directors to pay the exercise price for stock options and the tax withholding liability for the lapse of restrictions on restricted stock by payment in cash and/or delivery of shares of the Company’s common stock. In the second quarter 2009, pursuant to these provisions the Company received a total of 19,584 shares of its common stock (18,593 shares in payment to exercise stock options and 991 shares for the payment of tax withholding liability for the lapse of restrictions on restricted stock). The 19,584 shares were valued at $27.36 to $42.42 per share (weighted average of $38.24 per share), the fair market value of one share of the Company’s common stock on the date they were tendered to the Company.

ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The Company’s Annual Meeting of Shareholders was held on May 1, 2009 in Dallas, Texas. The table below shows the results of the two proposals submitted to shareholders in the Company’s Proxy Statement, dated April 3, 2009:
Election of Directors:

	FOR	WITHHELD

Timothy W. Byrne	5,965,312	72,415
Richard W. Cardin	5,959,145	78,582
Antoine M. Doumet	5,826,652	211,075
Wallace G. Irmscher	5,840,600	197,127
Edward A. Odishaw	5,840,803	196,924
Approval of the United States Lime & Minerals, Inc. Amended and Restated 2001 Long-Term Incentive Plan:

FOR	AGAINST	ABSTAIN	NONVOTES
4,978,320	44,181	14,825	1,000,401

ITEM 6:	EXHIBITS

10.1
United States Lime & Minerals, Inc. Amended and Restated 2001 Long-Term Incentive Plan (incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement for its 2009 Annual Meeting of Shareholders held on May 1, 2009, File Number 000-4197).

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

UNITED STATES LIME & MINERALS, INC.

July 30, 2009	By:	/s/ Timothy W. Byrne Timothy W. Byrne
President and Chief Executive Officer
(Principal Executive Officer)

July 30, 2009	By:	/s/ M. Michael Owens M. Michael Owens
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

UNITED STATES LIME & MINERALS, INC.
Quarterly Report on Form 10-Q
Quarter Ended
June 30, 2009
Index to Exhibits

EXHIBIT
NUMBER	DESCRIPTION

10.1
United States Lime & Minerals, Inc. Amended and Restated 2001 Long-Term Incentive Plan (incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement for its 2009 Annual Meeting of Shareholders held on May 1, 2009, File Number 000-4197).

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.

32.1	Section 1350 Certification by the Chief Executive Officer.

32.2	Section 1350 Certification by the Chief Financial Officer.