Form 10-Q
period 2009-09-30
UNITED STATES LIME & MINERALS INC
filed 2009-10-30
CIK 82020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of October 30, 2009, 6,341,577 shares of common stock, $0.10 par value, were outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)
(Unaudited)

	September 30,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$11,705	$836
Trade receivables, net	14,103	14,492
Inventories	10,107	12,297
Prepaid expenses and other current assets	815	1,336

Total current assets	36,730	28,961

Property, plant and equipment, at cost	221,911	219,065
Less accumulated depreciation	(90,840)	(82,501)

Property, plant and equipment, net	131,071	136,564

Other assets, net	468	604

Total assets	$168,269	$166,129

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of debt	$5,000	$5,000
Accounts payable	5,572	6,972
Accrued expenses	4,497	4,251

Total current liabilities	15,069	16,223

Debt, excluding current installments	37,917	46,354
Deferred tax liabilities, net	5,256	3,688
Other liabilities	3,509	5,417

Total liabilities	61,751	71,682

Stockholders’ equity:
Common stock	639	635
Additional paid-in capital	15,392	14,853
Accumulated other comprehensive loss	(2,954)	(3,911)
Retained earnings	93,651	83,014
Less treasury stock, at cost	(210)	(144)

Total stockholders’ equity	106,518	94,447

Total liabilities and stockholders’ equity	$168,269	$166,129

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands of dollars, except per share amounts)
(Unaudited)

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2009		2008		2009		2008
Revenues
Lime and limestone operations	$29,871	94.5%	$33,602	86.3%	$84,023	94.3%	$100,603	88.8%
Natural gas interests	1,742	5.5%	5,324	13.7%	5,039	5.7%	12,741	11.2%

	31,613	100.0%	38,926	100.0%	89,062	100.0%	113,344	100.0%

Cost of revenues:
Labor and other operating expenses	19,772	62.5%	26,591	68.3%	57,532	64.6%	76,756	67.7%
Depreciation, depletion and amortization	3,207	10.2%	3,397	8.7%	9,857	11.1%	9,721	8.6%

	22,979	72.7%	29,988	77.0%	67,389	75.7%	86,477	76.3%

Gross profit	8,634	27.3%	8,938	23.0%	21,673	24.3%	26,867	23.7%

Selling, general and administrative expenses	2,023	6.4%	2,031	5.2%	5,863	6.6%	5,945	5.2%

Operating profit	6,611	20.9%	6,907	17.8%	15,810	17.7%	20,922	18.5%

Other expense (income):
Interest expense	707	2.3%	834	2.2%	2,188	2.5%	2,724	2.4%
Other, net	(49)	(0.2)%	160	0.4%	(157)	(0.2)%	77	0.1%

	658	2.1%	994	2.6%	2,031	2.3%	2,801	2.5%

Income before income taxes	5,953	18.8%	5,913	15.2%	13,779	15.4%	18,121	16.0%

Income tax expense	1,458	4.6%	1,438	3.7%	3,142	3.5%	4,746	4.2%

Net income	$4,495	14.2%	$4,475	11.5%	$10,637	11.9%	$13,375	11.8%

Income per share of common stock:

Basic	$0.71		$0.71		$1.68		$2	.12

Diluted	$0.70		$0.70		$1.67		$2	.10

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)
(Unaudited)

	Nine Months Ended
	September 30,
	2009	2008
Operating Activities:
Net income	$10,637	$13,375
Adjustments to reconcile net income to net cash provided by operations:

Depreciation, depletion and amortization	10,253	10,015
Amortization of financing costs	16	123
Deferred income taxes	1,568	1,962
(Gain) loss on disposition of assets	(60)	7
Stock-based compensation	292	443
Changes in operating assets and liabilities:
Trade receivables, net	389	(5,704)
Inventories	2,190	(1,930)
Prepaid expenses and other current assets	521	653
Other assets	(37)	(111)
Accounts payable and accrued expenses	(683)	856
Other liabilities	(951)	(16)

Net cash provided by operating activities	24,135	19,673

Investing Activities:
Purchase of property, plant and equipment	(5,150)	(13,236)
Proceeds from sale of property, plant and equipment	134	8

Net cash used in investing activities	(5,016)	(13,228)

Financing Activities:
Repayments of revolving credit facility, net	(4,687)	(3,580)
Repayments of term loans	(3,750)	(3,750)
Purchase of treasury shares	(66)	(54)
Proceeds from exercise of stock options	253	31
Tax benefit related to exercise of stock options	—	57

Net cash used in financing activities	(8,250)	(7,296)

Net increase (decrease) in cash and cash equivalents	10,869	(851)
Cash and cash equivalents at beginning of period	836	1,079

Cash and cash equivalents at end of period	$11,705	$228

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Basis of Presentation
The condensed consolidated financial statements included herein have been prepared by the Company without independent audit. In the opinion of the Company’s management, all adjustments of a normal and recurring nature necessary to present fairly the financial position, results of operations and cash flows for the periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted. The Company’s management evaluated for disclosure subsequent events that have occurred up to October 30, 2009, the date of issuance of these financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2008. The results of operations for the three- and nine-month periods ended September 30, 2009 are not necessarily indicative of operating results for the full year.
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
In addition, through its wholly owned subsidiary, U.S. Lime Company — O & G, LLC (“U.S. Lime O & G”), under a lease agreement (the “Lease Agreement”), the Company has a 20% working interest and royalty interests ranging from 15.4% to 20%, resulting in an overall average revenue interest of 34.6%, with respect to oil and gas rights in wells drilled on the Company’s approximately 3,800 acres of land located in Johnson County, Texas, in the Barnett Shale Formation. Through U.S. Lime O & G, the Company also has a drillsite and production facility lease agreement and subsurface easement (the “Drillsite Agreement”) relating to approximately 538 acres of land contiguous to the Company’s Johnson County, Texas property. Pursuant to the Drillsite Agreement, the Company receives a 3% royalty interest and a 12.5% working interest in any wells drilled from two pad sites located on the Company’s property.
3. Accounting Policies
Revenue Recognition. The Company recognizes revenue for its lime and limestone operations in accordance with the terms of its purchase orders, contracts or purchase agreements, which are upon shipment, and when payment is considered probable. The Company’s returns and allowances are minimal. Revenues include external freight billed to customers with related costs in cost of revenues. External freight included in 2009 and 2008 revenues was $6.3 million and $7.9 million for the three-month periods, and $18.0 million and $22.7 million for the nine-month periods, respectively, which approximates the amount of external freight included in cost of revenues. Sales taxes billed to customers are not included in revenues. For its natural gas interests, the Company recognizes revenue in the month of production and sale.

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
Fair Values of Financial Instruments. Under US GAAP, fair value is defined as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” US GAAP requires the Company to apply valuation techniques that (1) place greater reliance on observable inputs and less reliance on unobservable inputs and (2) are consistent with the market approach, the income approach, and/or the cost approach. The Company’s financial liabilities measured at fair value on a recurring basis are summarized below (in thousands):

Fair Value Measurements as of September 30, 2009
Quoted Prices
		in Active	Significant	Significant
		Markets for	Other	Other
		Identical Assets	Observable	Unobservable
	September 30,	(Liabilities)	Inputs	Inputs	Valuation
	2009	(Level 1)	(Level 2)	(Level 3)	Technique
Interest rate hedges liability	$(3,862)	—	(3,862)	—	Cash flows approach

The carrying values of cash and cash equivalents, trade receivables, accounts payable and accrued expenses approximate fair value due to the short maturity of these instruments. As the Company’s debt bears interest at floating rates, the Company estimates that the carrying values of its debt at September 30, 2009 and December 31, 2008 approximate fair value.
New Accounting Pronouncements. In March 2008, the Financial Accounting Standards Board (the “FASB”) issued a new accounting standard for accounting for derivative instruments and hedging activities. This new standard expands disclosures to include information about the fair value of derivatives, related credit risks and a company’s strategies and objectives for using derivatives. This new standard was adopted by the Company on January 1, 2009 and had no effect on the Company’s financial statements.
Effective January 1, 2010, the Company will adopt the FASB’s new accounting standard for employers’ disclosures about post-retirement benefit plan assets, which was issued on December 30, 2008. The new standard will require the Company to consider the following objectives in providing more detailed disclosures about the plan assets of the Company’s defined benefit pension plan: (1) how investment decisions are made, (2) the major categories of plan assets, (3) the inputs and valuation techniques used to measure fair values of plan assets, (4) the effect on fair value measurements using Level 3 measurements on changes in plan assets for the period, and (5) significant concentrations of risk within plan assets.
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

The following table sets forth operating results and certain other financial data for the Company’s two business segments (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues
Lime and limestone operations	$29,871	33,602	$84,023	100,603
Natural gas interests	1,742	5,324	5,039	12,741

Total revenues	$31,613	38,926	$89,062	113,344

Depreciation, depletion and amortization
Lime and limestone operations	$2,977	3,073	$9,067	8,933
Natural gas interests	230	324	790	788

Total depreciation, depletion and amortization	$3,207	3,397	$9,857	9,721

Gross profit
Lime and limestone operations	$7,482	4,613	$18,601	16,338
Natural gas interests	1,152	4,325	3,072	10,529

Total gross profit	$8,634	8,938	$21,673	26,867

Capital expenditures
Lime and limestone operations	$1,346	3,994	$5,079	8,573
Natural gas interests	37	2,185	71	4,663

Total capital expenditures	$1,383	6,179	$5,150	13,236

5. Income Per Share of Common Stock
The following table sets forth the computation of basic and diluted income per common share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Numerator:
Income for basic and diluted income per common share	$4,495	4,475	$10,637	13,375

Denominator:
Weighted-average shares for basic income per share	6,364	6,307	6,345	6,300
Effect of dilutive securities:
Restricted shares of stock	22	29	23	28
Employee and director stock options (1)	17	37	21	35

Adjusted weighted-average shares and assumed exercises for diluted income per share	6,403	6,373	6,389	6,363

Income per share of common stock:
Basic	$0.71	0.71	$1.68	2.12
Diluted	$0.70	0.70	$1.67	2.10

(1)	Options to acquire 2 shares of common stock were excluded from the calculation of dilutive securities for the 2009 periods because they were anti-dilutive.

6. Accumulated Other Comprehensive Loss
The following table presents the components of comprehensive income (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net income	$4,495	4,475	$10,637	13,375
Reclassification to interest expense	476	356	1,288	748
Deferred tax credit (expense)	144	99	(549)	71
Change in fair value of interest rate hedge	(873)	(628)	218	(944)

Comprehensive income	$4,242	4,302	$11,594	13,250

Amounts reclassified to interest expense were for payments made by the Company pursuant to the Company’s interest rate hedges.
Accumulated other comprehensive loss consisted of the following (in thousands):

	September 30,	December 31,
	2009	2008
Mark-to-market for interest rate hedges, net of tax benefit	$(2,458)	$(3,415)
Minimum pension liability adjustment, net of tax benefit	(496)	(496)

Accumulated other comprehensive loss	$(2,954)	$(3,911)

7. Inventories
Inventories are valued at the lower of cost, determined using the average cost method, or market. Costs for finished goods include materials, labor, and production overhead. Inventories consisted of the following (in thousands):

	September 30,	December 31,
	2009	2008
Lime and limestone inventories:
Raw materials	$3,986	$5,314
Finished goods	1,294	1,956

	5,280	7,270
Service parts inventories	4,827	5,027

Total inventories	$10,107	$12,297

8. Banking Facilities
The Company’s credit agreement includes a ten-year $40 million term loan (the “Term Loan”), a ten-year $20 million multiple draw term loan (the “Draw Term Loan”) and a $30 million revolving credit facility (the “Revolving Facility”) (collectively, the “Credit Facilities”). At September 30, 2009, the Company had $322 thousand of letters of credit issued, which count as draws under the Revolving Facility.
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
The Company has a hedge that fixes LIBOR at 4.695% on the outstanding balance of the Term Loan for the period December 30, 2005 through its maturity date, resulting in an interest rate of 5.82% based on the current LIBOR margin of 1.125%. Effective December 30, 2005, the Company also entered into a hedge that fixes LIBOR at 4.875% on 75% of the outstanding balance on the Draw Term Loan through its maturity date, resulting in an interest rate of 6.00% based on the current LIBOR margin of 1.125%. Effective June 30, 2006, the Company entered into a third hedge that fixes LIBOR at 5.50% on the remaining 25% of the outstanding balance of the Draw Term Loan through its maturity date, resulting in an interest rate of 6.625% based on the current LIBOR margin of 1.125%. The hedges have been effective as defined under applicable accounting rules. Therefore, changes in fair value of the interest rate hedges are reflected in comprehensive income (loss). The Company will be exposed to credit losses in the event of non-performance by the counterparty, Wells Fargo Bank, N.A., to the hedges. Due to interest rate declines, the Company marked its interest rate hedges to market at September 30, 2009 and December 31, 2008, resulting in liabilities of $3.9 million and $5.4 million, respectively, that are included in accrued expenses ($1.8 million and $1.6 million, respectively) and other liabilities ($2.1 million and $3.8 million, respectively) on the Company’s balance sheets.
A summary of outstanding debt at the dates indicated is as follows (in thousands):

	September 30,	December 31,
	2009	2008
Term Loan	$27,500	$30,000
Draw Term Loan	15,417	16,667
Revolving Facility (1)	—	4,687

Subtotal	42,917	51,354
Less current installments	5,000	5,000

Debt, excluding current installments	$37,917	$46,354

(1)	The Company had letters of credit totaling $322 thousand issued on the Revolving Facility at September 30, 2009.
9. Income Taxes
The Company has estimated its effective income tax rate for 2009 will be approximately 22.8%. As in prior periods, the primary reason for the effective rate being below the federal statutory rate is due to statutory depletion, which is allowed for income tax purposes and is a permanent difference between net income for financial reporting purposes and taxable income.

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

During the first nine months 2009, sales volumes of the Company’s lime products decreased as compared to the previous year period as a result of significantly reduced demand for the Company’s lime products, principally from its construction and steel and other industrial customers, due to the weakened economy. The reduction in revenues from reduced lime sales volumes was partially offset by average lime and limestone product price increases of 9.4%. Because of the weakening economy, the Company initiated steps to reduce its operating expenses beginning in the fourth quarter 2008. Due to the continuing weak demand, during 2009 the Company further reduced costs, including additional employee layoffs. The price increases for the Company’s lime and limestone products and the reduced costs resulted in improved gross profit and gross profit margins in the 2009 periods compared to 2008 for its Lime and Limestone Operations. While the Company’s costs for solid fuels remain high, management continues to seek to mitigate these costs by varying the mixes of fuel used in the kilns as well as idling several kilns that are not needed to meet current levels of demand. The drastic slowdown in the U.S. economy continues to present challenges for the Company’s Lime and Limestone Operations. Although the Company does not expect to see improvements in the near term, it continues to believe that demand for its lime and limestone products used in construction and steel and other industrial production could increase in the future spurred by the effects of the government’s stimulus efforts, the increasing reliance on toll roads and, hopefully, improved economic conditions, most of which is not within the Company’s control. During the slowdown, management continues to strive to control costs, introduce additional efficiencies, pay down debt and position the Company for the hoped-for recovery.
Revenues and gross profit from the Company’s Natural Gas Interests decreased significantly in the first nine months 2009, principally due to the drastic decline in natural gas prices and, to a lesser extent, the lower production volumes. The number of producing wells was 30 in both the first nine months 2009 and 2008. During the first half 2009, the Company was notified that 11 of its wells under the Lease Agreement, which were completed in 2007 and 2008, had been unitized as the operator determined that these wells included production from oil and gas interests that were, or potentially were, partially owned by the state of Texas or others. The unitizations reduced the Company’s royalty interests in the 11 wells, reducing the Company’s revenue interests in these wells to an average of 32.7% from 36% and resulting in an overall average revenue interest of 34.6% in all 26 wells under the Lease Agreement. Based on discussions with the Lease Agreement operator, eight potential additional wells have been sited on the Company’s property. The operator began drilling the first of these wells in October and has informed the Company that it plans to drill the remaining seven wells during the fourth quarter 2009 and first quarter 2010, but not complete any of them until late 2010. The Company cannot predict the number of wells that ultimately will be drilled or their results.
Liquidity and Capital Resources
In addition to repaying $8.4 million of debt in the first nine months of 2009, the Company’s cash and cash equivalents at September 30, 2009 increased $10.9 million to $11.7 million from $836 thousand at December 31, 2008.
Net cash provided by operating activities was $24.1 million in the nine months ended September 30, 2009, compared to $19.7 million in the comparable 2008 period, an increase of $4.5 million, or 22.7%. Net cash provided by operating activities is composed of net income, depreciation, depletion and amortization (“DD&A”), deferred income taxes and other non-cash items included in net income, and changes in working capital. In the first nine months 2009, cash provided by operating activities was principally composed of $10.6 million net income, $10.3 million DD&A and $1.6 million deferred income taxes, compared to $13.4 million net income, $10.0 million DD&A and $2.0 million deferred income taxes in the first nine months 2008. The most significant change in working capital items during the 2009 period was a net decrease in inventories of $2.2 million, primarily resulting from the Company’s reduced lime production and sales volumes. The most significant changes in working capital in the first nine months 2008 were net increases in trade receivables and inventories of $5.7 million and $1.9 million, respectively. The net increase in trade receivables in 2008 primarily resulted from an increase in revenues in the third quarter 2008, compared to the fourth quarter 2007.

The Company invested $5.2 million in capital expenditures in the first nine months 2009, compared to $13.2 million in the comparable period last year. The first nine months 2009 and 2008 included $1.3 million and $3.0 million, respectively, for the quarry project at the Company’s Arkansas facilities. Included in capital expenditures during the first nine months 2009 and 2008 were $71 thousand and $4.7 million, respectively, for drilling, completion and well workover costs for the Company’s working interests in natural gas wells.
Net cash used in financing activities was $8.3 million in the first nine months 2009, including repayment of $3.8 million of the Company’s term loans and $4.7 million of the Company’s revolving credit facility. Net cash used in financing activities was $7.3 million in the 2008 comparable period, including $3.8 million for repayment of term loans and $3.6 million of the Company’s revolving credit facility.
The Company’s credit agreement includes a ten-year $40 million term loan (the “Term Loan”), a ten-year $20 million multiple draw term loan (the “Draw Term Loan”) and a $30 million revolving credit facility (the “Revolving Facility”) (collectively, the “Credit Facilities”). At September 30, 2009, the Company had $322 thousand of letters of credit issued, which count as draws under the Revolving Facility.
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
The Company has a hedge that fixes LIBOR at 4.695% on the outstanding balance of the Term Loan for the period December 30, 2005 through its maturity date, resulting in an interest rate of 5.82% based on the current LIBOR margin of 1.125%. Effective December 30, 2005, the Company also entered into a hedge that fixes LIBOR at 4.875% on 75% of the outstanding balance on the Draw Term Loan through its maturity date, resulting in an interest rate of 6.00% based on the current LIBOR margin of 1.125%. Effective June 30, 2006, the Company entered into a third hedge that fixes LIBOR at 5.50% on the remaining 25% of the outstanding balance of the Draw Term Loan through its maturity date, resulting in an interest rate of 6.625% based on the current LIBOR margin of 1.125%. The hedges have been effective as defined under applicable accounting rules. Therefore, changes in fair value of the interest rate hedges are reflected in comprehensive income (loss). The Company will be exposed to credit losses in the event of non-performance by the counterparty, Wells Fargo Bank, N.A., to the hedges. Due to interest rate declines, the Company marked its interest rate hedges to market at September 30, 2009 and December 31, 2008, resulting in liabilities of $3.9 million and $5.4 million, respectively, that are included in accrued expenses ($1.8 million and $1.6 million, respectively) and other liabilities ($2.1 million and $3.8 million, respectively) on the Company’s balance sheets. Pursuant to the interest rate hedges, the Company made payments of $476 thousand and $356 thousand in the third quarter 2009 and 2008, respectively, and $1.3 million and $748 thousand in the first nine months 2009 and 2008, respectively.

The Company is not contractually committed to any planned capital expenditures for its Lime and Limestone Operations until actual orders are placed for equipment. Under the Company’s oil and gas Lease Agreement, and pursuant to the Company’s subsequent elections to participate as a 20% working interest owner, unless, within five days after receiving an AFE (authorization for expenditures) for a proposed well, the Company provides notice otherwise, the Company is deemed to have elected to participate as a 20% working interest owner. As a 20% working interest owner, the Company is responsible for 20% of the costs to drill and complete the well. Pursuant to the Drillsite Agreement, the Company, as a 12.5% working interest owner, is responsible for 12.5% of the costs to drill and complete each well. As of September 30, 2009, the Company had no material open orders or commitments that are not included in current liabilities on the September 30, 2009 Condensed Consolidated Balance Sheet.
As of September 30, 2009, the Company had $42.9 million in total debt outstanding, compared to $51.4 million as of December 31, 2008.
Results of Operations
Revenues decreased to $31.6 million in the third quarter 2009 from $38.9 million in the third quarter 2008, a decrease of $7.3 million, or 18.8%. Revenues from the Company’s Lime and Limestone Operations decreased $3.7 million, or 11.1%, to $29.9 million in the third quarter 2009, compared to the Company’s third quarter 2008 level of $33.6 million, while revenues from its Natural Gas Interests decreased $3.6 million, or 67.3%, to $1.7 million in the third quarter 2009 from $5.3 million in the comparable 2008 quarter. For the nine months ended September 30, 2009, revenues decreased to $89.1 million from $113.3 million for the comparable 2008 period, a decrease of $24.3 million, or 21.4%. Revenues from the Company’s Lime and Limestone Operations decreased $16.6 million, or 16.5%, to $84.0 million in the first nine months 2009, compared to $100.6 million in the comparable 2008 period, while revenues from its Natural Gas Interests decreased $7.7 million, or 60.5%, to $5.0 million in the first nine months 2009 from $12.7 million in the comparable 2008 period. The decreases in lime and limestone revenues primarily resulted from decreased lime sales volumes, partially offset by average price increases for the Company’s lime and limestone products of approximately 11.0% and 9.4% in the third quarter and first nine months 2009, respectively, compared to the comparable 2008 periods.
The Company’s gross profit was $8.6 million for the third quarter 2009, compared to $8.9 million for the comparable 2008 quarter, a decrease of $304 thousand, or 3.4%. Gross profit for the first nine months 2009 was $21.7 million, a decrease of $5.2 million, or 19.3%, from $26.9 million for the first nine months 2008. Included in gross profit for the third quarter and first nine months 2009 were $7.5 million and $18.6 million, respectively, from the Company’s Lime and Limestone Operations, compared to $4.6 million and $16.3 million, respectively, in the comparable 2008 periods. The improved gross profit and gross profit margins for the Company’s Lime and Limestone Operations in the 2009 periods compared to the comparable 2008 periods were due to price increases for the Company’s lime and limestone products and reduced costs, partially offset by continuing reduced construction and steel and other industrial demand for the Company’s lime products. The improvements in the Company’s Lime and Limestone operations resulted in increased overall gross profit margins for the 2009 periods compared to the prior year periods.
Gross profit from the Company’s Natural Gas Interests declined to $1.2 million and $3.1 million for the third quarter and first nine months 2009, respectively, from $4.3 million and $10.5 million, respectively, in the comparable 2008 periods, primarily due to the drastic decline in natural gas prices and lower production volumes. Production volumes from the Company’s Natural Gas Interests for the third quarter 2009 totaled 302 thousand MCF, sold at an average price of $5.84 per MCF, compared to 448 thousand MCF, sold at an average price of $11.90 per MCF, in the comparable 2008 quarter. Production volumes for the first nine months 2009 from Natural Gas Interests totaled 1.0 BCF sold at an average price of $4.99 per MCF, compared to the first nine months 2008 when 1.1 BCF was produced and sold at an average price of $11.93 per MCF.

Selling, general and administrative expenses (“SG&A”) was $2.0 million for the third quarters of both 2009 and 2008, and $5.9 million in the first nine months of both 2009 and 2008. As a percentage of revenues, SG&A increased to 6.4% in the third quarter 2009, compared to 5.2% in the third quarter 2008, and 6.6% in the first nine months 2009, compared to 5.2% in the comparable 2008 period. The increases in SG&A as a percentage of revenues were due to the decreases in revenues in the 2009 periods compared to the comparable 2008 periods.
Interest expense in the third quarter 2009 decreased $127 thousand, or 15.2%, to $707 thousand, compared to $834 thousand in the third quarter 2008. Interest expense in the first nine months 2009 decreased to $2.2 million from $2.7 million in the first nine months 2008, a decrease of $536 thousand, or 19.7%. The decrease in interest expense in the 2009 periods primarily resulted from a decrease in average outstanding debt due to the repayment of $8.8 million of debt since September 30, 2008.
Other, net in the 2008 periods included approximately $200 thousand for damages to equipment and railcars located at a trans-loading site in Galveston, caused by Hurricane Ike.
Income tax expense was $1.5 million in the third quarters of both 2009 and 2008. For the first nine months 2009, income tax expense decreased to $3.1 million from $4.7 million in the comparable 2008 period, a decrease of $1.6 million, or 33.8%. The decrease in income taxes in the first nine months 2009 compared to the comparable 2008 period was primarily due to the decrease in income before income taxes.
The Company’s net income was $4.5 million ($0.70 per share diluted) in both the third quarter 2009 and 2008. Net income for the first nine months 2009 was $10.6 million ($1.67 per share diluted), a decrease of $2.7 million, or 20.5%, compared to the first nine months 2008 net income of $13.4 million ($2.10 per share diluted).

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk.
The Company is exposed to changes in interest rates, primarily as a result of floating interest rates on the Revolving Facility. At September 30, 2009, the Company had $42.9 million of indebtedness outstanding under floating rate debt. The Company has entered into interest rate hedge agreements to swap floating rates for fixed LIBOR rates at 4.695%, plus the applicable margin, through maturity on the Term Loan balance of $27.5 million, 4.875%, plus the applicable margin, on $11.6 million of the Draw Term Loan balance and 5.50%, plus the applicable margin, on the remaining $3.8 million of the Draw Term Loan balance. There was no outstanding balance on the Revolving Facility subject to interest rate risk at September 30, 2009. Any future borrowings under the Revolving Facility would be subject to interest rate risk. See Note 8 of Notes to Condensed Consolidated Financial Statements.

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
The Company’s Amended and Restated 2001 Long-Term Incentive Plan allows employees and directors to pay the exercise price for stock options and the tax withholding liability for the lapse of restrictions on restricted stock by payment in cash and/or delivery of shares of the Company’s common stock. In the third quarter 2009, pursuant to these provisions the Company received a total of 68 shares of its common stock in payment to exercise stock options. The 68 shares were valued at $46.78 per share, the fair market value of one share of the Company’s common stock on the date they were tendered to the Company.
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

UNITED STATES LIME & MINERALS, INC.
October 30, 2009	By:	/s/ Timothy W. Byrne
Timothy W. Byrne
President and Chief Executive Officer (Principal Executive Officer)

October 30, 2009	By:	/s/ M. Michael Owens
M. Michael Owens
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

UNITED STATES LIME & MINERALS, INC.
Quarterly Report on Form 10-Q
Quarter Ended
September 30, 2009
Index to Exhibits

EXHIBIT
NUMBER	DESCRIPTION

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.

32.1	Section 1350 Certification by the Chief Executive Officer.

32.2	Section 1350 Certification by the Chief Financial Officer.