Form 10-K
period 2009-12-31
UNITED STATES LIME & MINERALS INC
filed 2010-03-02
CIK 82020

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.  ☑

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of Common Stock held by non-affiliates computed as of the last business day of the Registrant’s quarter ended June 30, 2009: $83,626,279.

Number of shares of Common Stock outstanding as of February 28, 2010: 6,391,220.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the Registrant’s definitive Proxy Statement to be filed for its 2010 Annual Meeting of Shareholders. Part IV incorporates certain exhibits by reference from the Registrant’s previous filings.

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

Lime and Limestone Operations.

Business and Products.  The Company, through its Lime and Limestone Operations, is a manufacturer of lime and limestone products, supplying primarily the construction, steel, municipal sanitation and water treatment, aluminum, paper, glass, roof shingle and agriculture industries and utilities and other industries requiring scrubbing of emissions for environmental purposes. The Company is headquartered in Dallas, Texas and operates lime and limestone plants and distribution facilities in Arkansas, Colorado, Louisiana, Oklahoma and Texas through its wholly owned subsidiaries, Arkansas Lime Company, Colorado Lime Company, Texas Lime Company, U.S. Lime Company, U.S. Lime Company — Shreveport, U.S. Lime Company — St. Clair and U.S. Lime Company — Transportation.

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

PLS is used in the production of construction materials such as roof shingles and asphalt paving, as an additive to agriculture feeds, in the production of glass, as a soil enhancement, in the flue gas desulphurization process for utilities and other industries requiring scrubbing of emissions for environmental purposes and for mine safety dust in coal mining operations. Quicklime is used primarily in metal processing, in the flue gas desulphurization process, in soil stabilization for highway and building construction, in the manufacturing of paper products and in sanitation and water treatment systems. Hydrated lime is used primarily in municipal sanitation and water treatment, in soil stabilization for highway and building construction, in the production of chemicals and in the production of construction materials such as stucco, plaster and mortar. Lime slurry is used primarily in soil stabilization for highway and building construction.

Product Sales.  In 2009, the Company sold almost all of its lime and limestone products in the states of Arkansas, Colorado, Illinois, Kansas, Kentucky, Louisiana, Maryland, Mississippi, Missouri, New Mexico, Oklahoma, Pennsylvania, Tennessee, and Texas. Sales were made primarily by the Company’s nine sales employees who call on current and potential customers and solicit orders, which are generally made on a purchase-order basis. The Company also receives orders in response to bids that it prepares and submits to current and potential customers.

Principal customers for the Company’s lime and limestone products are highway, street and parking lot contractors, steel producers, municipal sanitation and water treatment facilities, aluminum producers, paper manufacturers, utility plants, glass manufacturers, roof shingle manufacturers and poultry and cattle feed producers.

During 2009, the strongest demand for the Company’s lime and limestone products was from steel producers, paper manufacturers, municipal sanitation and water treatment systems, highway and street contractors and roof shingle manufacturers.

Approximately 800 customers accounted for the Company’s sales of lime and limestone products during 2009. No single customer accounted for more than 10% of such sales. The Company is generally not subject to significant customer risks as its customers are considerably diversified as to geographic location and industrial concentration. However, given the nature of the lime and limestone industry, the Company’s profits are very sensitive to changes in sales volume and prices.

Lime and limestone products are transported by truck and rail to customers generally within a radius of 400 miles of each of the Company’s plants. All of the Company’s 2009 sales were made within the United States.

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

Limestone Reserves.  The Company’s limestone reserves contain at least 96% calcium carbonate (CaCO3). The Company has two subsidiaries that extract limestone from open-pit quarries: Texas Lime Company (“Texas Lime”), which is located near Cleburne, Texas, and Arkansas Lime Company (“Arkansas Lime”), which is located near Batesville, Arkansas. U.S. Lime Company — St. Clair (“St. Clair”) extracts limestone from an underground quarry located near Marble City, Oklahoma. Colorado Lime Company (“Colorado Lime”) owns property containing limestone deposits at Monarch Pass, located 15 miles west of Salida, Colorado. No mining has taken place on the Colorado property since its acquisition. Existing crushed stone stockpiles on the property were used to provide feedstock to the Company’s plants in Salida and Delta, Colorado. Access to all properties is provided by paved roads and, in the case of Arkansas Lime and St. Clair, also by rail.

Texas Lime operates upon a tract of land containing approximately 470 acres, including the Cleburne Quarry, and owns approximately 2,700 acres adjacent to the Quarry. Both the Quarry and the adjacent land contain known high-quality limestone reserves in a bed averaging 28 feet in thickness, with an overburden that ranges from 0 to 50 feet. Texas Lime also has mineral interests in approximately 560 acres of land adjacent to the northwest boundary of its property. The in-place reserves, as of December 31, 2009, were approximately 27 million tons of proven reserves plus approximately 91 million tons of probable reserves. Assuming the current level of production and recovery rate is maintained, the Company estimates that these reserves are sufficient to sustain operations for approximately 75 years.

Arkansas Lime operates the Batesville Quarry and has hydrated lime and limestone production facilities on a second site linked to the Quarry by its own standard-gauge railroad. The active quarry operations cover approximately 725 acres of land containing a known deposit of high-quality limestone. The average thickness of the high-quality limestone deposit is approximately 70 feet, with an average overburden thickness of 35 feet. Arkansas Lime also owns approximately 325 additional acres containing high-quality limestone deposits adjacent to the Quarry but separated from it by a public highway (the “South Quarry”). The average thickness of the South Quarry high-quality limestone deposit is approximately 55 feet, with an average overburden of 20 feet. The aggregate in-place reserves for the 1,050 acres, as of December 31, 2009, were approximately 29 million tons of proven reserves. During 2008 and 2009, the Company developed the South Quarry by constructing a bridge for traffic on the highway to allow transportation of the limestone under the highway at a total cost of approximately $2.6 million. The Company also spent approximately $2.9 million in 2008 and 2009 primarily for contract development work on the South Quarry, including removal of the overburden from reserves totaling approximately three years of limestone production requirements. Limestone production from the South Quarry began in the first quarter 2010. In 2005, the Company acquired an additional approximately 2,500 acres of land in nearby Izard County, Arkansas. The in-place high-quality reserves, as of December 31, 2009, were approximately 150 million tons of proven reserves on these

2,500 acres. Assuming the current level of production and recovery rate is maintained, the Company estimates that its total reserves in Arkansas are sufficient to sustain operations for more than 100 years.

St. Clair, acquired by the Company in December 2005, operates an underground quarry located on approximately 700 acres it owns containing high-quality limestone deposits. The in-place reserves, as of December 31, 2009, were approximately 19 million tons of probable reserves on the 700 acres. Assuming the current level of production and recovery rate is maintained, the Company estimates that the probable reserves on the 700 acres are sufficient to sustain operations for approximately 25 years. St. Clair also has the right to mine the high-quality limestone contained in approximately 1,500 adjacent acres pursuant to long-term mineral leases. Although limestone is being mined from the leased properties, the Company has not conducted a drilling program to identify and categorize reserves on the 1,500 leased acres.

Colorado Lime acquired the Monarch Pass Quarry in November 1995 and has not carried out any mining on the property. A review of the potential limestone resources has been completed by independent geologists; however, the Company has not initiated a drilling program. Consequently, it is not possible to identify and categorize reserves. The Monarch Pass Quarry, which had been operated for many years until the early 1990s, contains a mixture of limestone types, including high-quality calcium limestone and dolomite. The Company expects the remaining crushed stone stockpiles on the property to supply its plant in nearby Salida and its Delta, Colorado facility for at least 20 years.

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

The Arkansas plant is situated at the Batesville Quarry. The plant’s PLS and hydrating facilities are situated on a tract of 290 acres located approximately two miles from the Batesville Quarry, to which it is connected by a Company-owned, standard-gauge railroad. Utilizing three preheater rotary kilns, this plant has an annual capacity of approximately 630 thousand tons of quicklime. The plant also has PLS equipment, which, depending on the product mix, has the capacity to produce approximately 400 thousand tons of PLS annually.

The St. Clair plant has an annual capacity of approximately 180 thousand tons of quicklime from two rotary kilns, one of which is not a preheater kiln. The plant also has PLS equipment, which has the capacity to produce approximately 150 thousand tons of PLS annually.

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

Colorado Lime operates a limestone drying, grinding and bagging facility, with an annual capacity of approximately 50 thousand tons, on eight acres of land in Salida, Colorado. The property is leased from the Union Pacific Railroad for a five-year term ending June 2014. A mobile stone crushing and screening plant is also situated at the Monarch Pass Quarry to produce agricultural grade limestone, with an annual capacity of approximately 40 thousand tons. In September 2005, Colorado Lime acquired a new limestone grinding and bagging facility with an annual capacity of approximately 125 thousand tons, located on approximately three and one-half acres of land in Delta, Colorado.

U.S. Lime Company uses quicklime to produce lime slurry and commenced operations in March 2004 to serve the Greater Houston area construction market. In June 2006, U.S. Lime Company expanded by acquiring the assets of a lime slurry operation with two lime slurry locations in the Dallas-Ft. Worth Metroplex and, in December 2008, added a third facility in the Dallas-Ft. Worth Metroplex by acquiring the assets and business of a lime slurry operation in Ft. Worth, Texas. In January 2007, the Company established U.S. Lime Company — Transportation primarily to deliver lime slurry produced by U.S. Lime Company to customers in the Dallas-Ft. Worth Metroplex.

U.S. Lime Company — Shreveport operates a distribution terminal in Shreveport, Louisiana, which is connected to a railroad, to provide lime storage, hydrating, slurrying and distribution capacity to service markets in Louisiana and East Texas. This terminal began operations in December 2004.

The Company believes that its plants and facilities are adequately maintained and insured. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition.”

Employees.  At December 31, 2009, the Company employed 285 persons, 36 of whom were engaged in administrative and management activities and nine of whom were engaged in sales activities. Of the Company’s 240 production employees, 109 are covered by two collective bargaining agreements. The agreement for the Texas facility expires in November 2011, and the agreement for the Arkansas facility expires in January 2011. The Company believes that its employee relations are good.

Competition.  The lime industry is highly regionalized and competitive, with quality, price, ability to meet customer demand, proximity to customers, personal relationships and timeliness of deliveries being the prime competitive factors. The Company’s competitors are predominantly private companies.

The lime industry is characterized by high barriers to entry, including: the scarcity of high-quality limestone deposits on which the required zoning and permits for extraction can be obtained; the need for lime plants and facilities to be located close to markets, paved roads and railroad networks to enable cost-effective production and distribution; clean air and anti-pollution regulations, including those related to greenhouse gas emissions, which makes it more difficult to obtain permitting for new sources of emissions, such as lime kilns; and the high capital cost of the plants and facilities. These considerations reinforce the premium value of operations having permitted, long-term, high-quality limestone reserves and good locations and transportation relative to markets.

Lime producers tend to be concentrated on known limestone formations where competition takes place principally on a regional basis. The industry as a whole has expanded its customer base and, while the steel industry is still the largest market sector, it also counts environmental-related users, including utility plants, chemical users and other industrial users, including pulp and paper producers and road builders, among its major customers.

The recent consolidation in the lime industry has left the three largest companies accounting for more than two-thirds of North American production capacity. In addition to the consolidations, and often in conjunction with them, many lime producers have undergone modernization and expansion projects to upgrade their processing equipment in an effort to improve operating efficiency. The Company’s Texas and Arkansas modernization and expansion projects, its acquisitions of the St. Clair operations in Oklahoma, the Delta, Colorado facilities and the lime slurry operations in Texas, and its recent South Quarry development project in Arkansas should allow the Company to continue to remain competitive, protect its markets and position itself for the future. In addition, the Company will continue to evaluate internal and external opportunities for expansion and growth, as conditions warrant or opportunities arise. The Company may have to revise its strategy or otherwise find ways to enhance the value of the Company, including entering into strategic partnerships, mergers or other transactions.

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

The rate of change of Environmental Laws has been rapid over the last decade, and compliance can require significant expenditures. For example, federal legislation required the Company’s plants with operating kilns to apply for “Title V” operating permits that have significant ongoing compliance monitoring costs. In addition to the Title V permits, other environmental operating permits are required for the Company’s operations, and such permits are subject to modification, renewal and revocation. In addition, raw materials and fuels used to manufacture lime products contain chemicals and compounds, such as trace metals, that may be classified as hazardous substances.

In 2004, the EPA adopted a new National Ambient Air Quality Standard (“NAAQS”) for ozone. Pursuant to the new standard, Johnson County, Texas, in which Texas Lime is located, is now identified as part of the Dallas-Fort Worth (“DFW”) nonattainment area for ozone. Pursuant to the new standard, in 2007 the Texas Commission on Environmental Quality adopted regulations to limit emissions of nitrogen oxides (“NOx”) from lime kilns located in the DFW area that resulted in substantial expenditures on pollution control measures and emissions monitoring systems. In 2009 and 2008, the Company spent a total of approximately $700 thousand on these systems to be in compliance with the new standard to which Texas Lime became subject on March 1, 2009.

In the past year, the pace of regulatory and legislative initiatives to adopt regulations to limit and reduce greenhouse gas emissions has quickened. The EPA has taken steps to regulate greenhouse gas emissions. On December 7, 2009, the EPA issued a finding under section 202 of the Clean Air Act that certain greenhouse gas emissions threaten public health and welfare of current and future generations. This endangerment finding is a necessary precursor to the EPA’s ability to regulate and limit greenhouse gas emissions. On January 1, 2010, the EPA began to require large emitters of greenhouse gases, including the Company’s plants, to collect and report greenhouse gas emissions data. The EPA has also proposed to “tailor” its new source review and federal operating permitting programs to apply to facilities that emit more than 25,000 tons of greenhouse gases a year. The emission rates are determined based upon the CO2 equivalent of six greenhouse gases. If the proposal is adopted, these facilities, including the Company’s plants, would be required to obtain permits that would demonstrate they are using the best practices and technologies to minimize greenhouse gas emissions, and any new facilities or major modifications to existing facilities would be required to use best available control technologies and energy efficiency measures to minimize greenhouse gas emissions.

Climate change-related legislation is currently pending in the Congress that, if enacted, would limit and reduce greenhouse gas emissions through a “cap and trade” system of allowances and credits, among other provisions. Legislation mandating specific near-term and long-range reductions in greenhouse gas emissions is almost certain to be adopted as part of U.S. climate change policy. Although the timing and impact of climate change legislation on Company operations are uncertain, the consequences of greenhouse gas emissions reduction measures are potentially significant for the Company because the production of carbon dioxide is inherent in the manufacture of lime through the calcination of limestone and combustion of fossil fuels. Passage of climate control legislation and other regulatory initiatives by the Congress, states or the EPA that restrict or tax emissions of greenhouse gases could adversely affect the Company. There is no assurance that a change in the law or regulations will not be adopted, such as the imposition of a carbon tax, a cap and trade program requiring the Company to purchase carbon credits, or measures that would require reductions in emissions or changes to raw materials, fuel use or production rates, that could have a material adverse effect on the Company’s financial condition, results of operations, cash flows and competitive position.

In part in response to requirements of environmental regulatory agencies, the Company incurred capital expenditures related to environmental matters of approximately $480 thousand in 2009 and $1.0 million in each of 2008 and 2007. The Company’s recurring costs associated with managing and disposing of potentially hazardous substances (such as fuel and lubricants used in operations) and maintaining pollution control equipment amounted to approximately $715 thousand, $825 thousand and $770 thousand in 2009, 2008 and 2007, respectively.

The Company recognizes legal reclamation and remediation obligations associated with the retirement of long-lived assets at their fair value at the time the obligations are incurred (“Asset Retirement Obligations” or “AROs”). Over time, the liability for AROs is recorded at its present value each period through accretion expense, and the capitalized cost is amortized over the useful life of the related asset. Upon settlement of the liability, the Company either settles the ARO for its recorded amount or recognizes a gain or loss. AROs are estimated based on studies and the Company’s process knowledge and estimates, and are discounted using an appropriate interest rate. The AROs are adjusted when further information warrants an adjustment. The Company believes its accrual of $1.1 million for AROs at December 31, 2009 is reasonable.

Map of U.S. Lime & Minerals, Inc. Operations/Interests

Natural Gas Interests.

Interests.  The Company, through its wholly owned subsidiary, U.S. Lime Company — O & G, LLC (“U.S. Lime O & G”), has royalty interests ranging from 15.4% to 20% and a 20% non-operating working interest with respect to oil and gas rights on the Company’s approximately 3,800 acres of land located in Johnson County, Texas, in the Barnett Shale Formation. These interests are derived from the Company’s May 2004 oil and gas lease agreement (the “O & G Lease”) with EOG Resources, Inc. (“EOG”) with respect to oil and gas rights on its

Cleburne, Texas property, that will continue so long as EOG is continuously developing, or producing natural gas from, the leased property as set forth in the O & G Lease. During the first half 2009, EOG notified the Company that 11 of its wells under the O & G Lease, which were completed in 2007 and 2008, had been unitized as EOG had determined these wells included production from oil and gas interests that were, or potentially were, partially owned by the state of Texas or others. The unitizations reduced the Company’s royalty interests in the 11 wells, reducing the Company’s revenue interests in these wells to an average of 32.7% from 36% and resulting in an overall average revenue interest of 34.6% in all 26 wells under the O & G Lease

During the fourth quarter 2005, drilling of the first natural gas well under the O & G Lease was completed, and natural gas production began in February 2006. As a result, the Company began reporting revenues and gross profit from its Natural Gas Interests in the first quarter 2006.

In November 2006, through U.S. Lime O & G, the Company entered into a drillsite and production facility lease agreement and subsurface easement (the “Drillsite Agreement”) with XTO Energy Inc. (“XTO”), which has an oil and gas lease covering approximately 538 acres of land contiguous to the Company’s Johnson County, Texas property. Pursuant to the Drillsite Agreement, the Company receives a 3% royalty interest and a 12.5% working interest, resulting in a 12% revenue interest, in any XTO wells drilled from two pad sites located on the Company’s property.

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

Oil and gas development and production operations are subject to various types of regulation at the federal, state and local levels that may impact the Company’s working and royalty interests. Such regulation includes:

•	requiring permits for the drilling of wells;

•	numerous federal and state safety requirements;

•	environmental requirements;

•	property taxes and severance taxes; and

•	specific state and federal income tax provisions.

Customers and Pricing.  The pricing of natural gas sales is primarily determined by supply and demand in the marketplace and can fluctuate considerably. As the Company is not the operator of the wells drilled on the O & G properties, it has limited access to timely information, involvement and operational control over the volumes of natural gas produced and sold and the terms and conditions on which such volumes are marketed and sold, all of which is controlled by the operators. Although the Company has the right to take its portion of natural gas production in kind, it currently has elected to have its natural gas production marketed by the operators.

Drilling Activity.  During 2009, the Company participated as a royalty interest and working interest owner in the drilling of six gross natural gas wells under the O & G Lease. None of the six wells is scheduled to be completed as producing wells until late 2010. The Company participated in eight gross natural gas wells under the O & G Lease that were drilled and completed as producing wells in 2008 and the drilling and completion of four gross wells under the O & G Lease that started during 2007 and were either ready for completion or being drilled at December 31, 2007. The Company participated as a royalty interest and working interest owner in the drilling of two gross wells under the Drillsite Agreement during 2007 that were completed in 2008. The Company also participated in the drilling of two gross wells during 2007 under the Drillsite Agreement, which were producing at December 31, 2007. All of these wells are located in Johnson County, Texas.

Production Activity.  The number of gross producing wells and production activity for the years ended December 31, 2009, 2008 and 2007 are as follows:

	2009	2008	2007

Gross producing wells
O & G Lease	26	26	14
Drillsite Agreement	4	4	2

Total	30	30	16

Natural gas production volume (BCF)	1.2	1.5	1.1
Average sales price per MCF	$5.74	$10.66	$8.16
Total cost of revenues per MCF (1)	$1.25	$1.28	$1.56

(1)	Includes taxes other than income taxes.

Delivery Commitments.  There are no delivery commitments for the Company’s natural gas production to which U.S. Lime O & G is a party.

Internal Controls Over Reserves Estimates.  The Company’s policies regarding internal controls over the recording of reserve estimates require reserves to be in compliance with the SEC definitions and guidance and prepared in accordance with generally accepted petroleum engineering principles. In each of the years 2009, 2008 and 2007, the Company retained DeGolyer and MacNaughton, independent third-party petroleum engineers, to perform appraisals of 100% of its proved reserves in compliance with these standards.

Natural Gas Reserves.  The following table reflects the proved developed, proved undeveloped and total proved reserves (all of the which are located in Johnson County, Texas), future estimated net revenues and standardized measure at December 31, 2009, 2008 and 2007. The reserves and future estimated net revenues are based on the reports prepared by DeGolyer and MacNaughton. Proved developed reserves included 30, 30 and 16 producing wells at December 31, 2009, 2008 and 2007, respectively. In addition, proved developed reserves also included four wells (two under the O & G Lease and two under the Drillsite Agreement) that had been drilled at December 31, 2007, but had not yet begun production. Proved undeveloped reserves represents reserves for eight, seven and 12 potential wells yet to be drilled and/or completed at December 31, 2009, 2008 and 2007, respectively. The total number of wells ultimately drilled under the O & G Lease and the Drillsite Agreement has not yet been determined, and could be more or less than the number that could be inferred from the estimated number of wells included in proved undeveloped reserves due to, among other factors, irregularities in formations and spacing decisions made by the operators. The Company’s proved reserves have not been filed with, or included in, any reports to any federal agency, other than those filed with the SEC.

	2009(2)			2008(3)			2007(3)
	Developed	Undeveloped	Total	Developed	Undeveloped	Total	Developed	Undeveloped	Total

Proved natural gas reserves (BCF)	8.9	4.4	13.3	12.0	4.4	16.4	9.7	8.3	18.0
Proved natural gas liquids (MMBBLS)	1.2	0.6	1.8	0.4	0.2	0.6	—	—	—
Future estimated net revenues (in thousands)	$45,594	$22,558	$68,152	$67,738	$22,252	$89,990	$57,871	$46,056	$103,927
Standardized measure(1) (in thousands)	$15,816	$7,260	$23,076	$24,111	$6,608	$30,719	$20,520	$13,510	$34,030

(1)	This present value data should not be construed as representative of fair market value, since such data is based upon projected cash flows, which do not provide for escalation or reduction of natural gas prices or for escalation or reduction of expenses and capital costs.

(2)	The reserve estimate as of December 31, 2009 utilized 12-month average pricing, as now required by accounting principles generally accepted in the United States of America, of $4.04 per MCF of natural gas and $23.20 per BBL of natural gas liquids. Utilizing year-end prices of natural gas and natural gas liquids for

December 31, 2009 would have resulted in proved reserves of 13.8 BCF of natural gas and 1.9 MMBBLS of natural gas liquids.

(3)	The reserve estimates as of December 31, 2008 and 2007 utilized year-end natural gas prices per MCF at such dates of $7.06 and $7.68, respectively, and a 2008 year-end natural gas liquids price of $20.07 per BBL of natural gas liquids.

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

“BBL” means a standard barrel containing 42 United States gallons.

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

“MMBBLS” means one million BBLS.

“Operator” means the individual or company responsible for the exploration, development and production of an oil or natural gas well or lease.

“Proved oil and gas reserves”- Proved oil and gas reserves are those quantities of oil and gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations, prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. The project to extract the hydrocarbons must have commenced or the operator must be reasonably certain that it will commence the project within a reasonable time.

(i) The area of the reservoir considered as proved includes: (A) The area identified by drilling and limited by fluid contacts, if any, and (B) Adjacent undrilled portions of the reservoir that can, with reasonable certainty, be judged to be continuous with it and to contain economically producible oil or gas on the basis of available geoscience and engineering data.

(ii) In the absence of data on fluid contacts, proved quantities in a reservoir are limited by the lowest known hydrocarbons as seen in a well penetration unless geoscience, engineering, or performance data and reliable technology establishes a lower contact with reasonable certainty.

(iii) Where direct observation from well penetrations has defined a highest known oil elevation and the potential exists for an associated gas cap, proved oil reserves may be assigned in the structurally higher portions of the reservoir only if geoscience, engineering, or performance data and reliable technology establish the higher contact with reasonable certainty.

(iv) Reserves that can be produced economically through application of improved recovery techniques (including, but not limited to, fluid injection) are included in the proved classification when: (A) Successful testing by a pilot project in an area of the reservoir with properties no more favorable than in the reservoir as a whole, the operation of an installed program in the reservoir or an analogous reservoir, or other evidence using reliable technology establishes the reasonable certainty of the engineering analysis on which the project or program was based; and (B) The project has been approved for development by all necessary parties and entities, including governmental entities.

(v) Existing economic conditions include prices and costs at which economic producibility from a reservoir is to be determined. The price shall be the average price during the 12-month period prior to the ending date of the period covered by the report, determined as an unweighted arithmetic average of the first-day-of-the-month price for each month within such period, unless prices are defined by contractual arrangements, excluding escalations based upon future conditions.

“Royalty” means an interest in an oil and gas lease that gives the owner of the interest the right to receive a portion of the production from the leased acreage (or of the proceeds of the sale thereof), but generally does not require the owner to pay any portion of the costs of drilling or operating the wells on the leased acreage.

“Severance tax” means an amount of tax, surcharge or levy recovered by governmental agencies from the gross proceeds of oil and natural gas sales. Severance tax may be determined as a percentage of proceeds or as a specific amount per volumetric unit of sales. Severance tax is usually withheld from the gross proceeds of oil and natural gas sales by the first purchaser (e.g., pipeline or refinery) of production.

“Standardized measure of discounted future net cash flows” (also referred to as “standardized measure”) means the value of future estimated net revenues, calculated in accordance with SEC guidelines, to be generated from the production of proved reserves net of estimated production and future development costs, using prices and costs at the date of estimation without future escalation, and estimated income taxes without giving effect to non-property related expenses such as general and administrative expenses, debt service and depreciation, depletion and amortization, and discounted using an annual discount rate of 10%.

“Undeveloped acreage” means acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and natural gas regardless of whether such acreage contains proved reserves.

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

The unprecedented recessionary economic conditions in the United States have reduced demand for our lime and limestone products and our natural gas. Our two current largest lime customer industries, the construction and steel industries, have reduced their purchase volumes due to the impact of the recession on their businesses. The reduced demand for natural gas has also resulted in significantly decreased natural gas prices.

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

The recent financial crisis may adversely impact our financial condition and results of operations in various ways.

The recent financial crisis and related uncertainties in the global financial markets may adversely impact our financial condition and results of operations in various ways, and we may face increased challenges if the current economic conditions do not improve. While the severe difficulties in the credit markets and increased volatility in the equity markets have abated to some degree, the global recession and unprecedented calls for governmental intervention continue. If the current economic conditions do not improve, it is possible that our customers and counterparties may face financial difficulties that could lead them to default on their obligations to us or seek bankruptcy protection.

As of December 31, 2009, our total consolidated bank debt was $41.7 million. Our bank indebtedness represented approximately 27% of our total capitalization as of December 31, 2009. As a result of our bank indebtedness, a large portion of our cash flows from operations will be dedicated to the payment of principal and interest on indebtedness. Our ability to service our debt and to comply with the financial and restrictive covenants contained in our credit facilities is subject to financial, economic, competitive and other factors. Many of these factors are beyond our control. In particular, our ability to service our debt will depend upon our ability to maintain sufficient levels of revenues and cash flows from operations.

Although we believe that our cash on hand, funds generated from operations and remaining amounts available under our $30 million revolving credit facility will be sufficient to meet our operating needs, ongoing capital needs and debt service for 2010, if we did need to access the financial markets, we may not have the ability to raise the necessary capital at all, or at an acceptable price or on acceptable terms.

Lime and Limestone Operations.

In the normal course of our Lime and Limestone Operations, we face various business and financial risks that could have a material adverse effect on our financial position, results of operations, cash flows and competitive position. Not all risks are foreseeable or within our ability to control.

These risks arise from factors including, but not limited to, fluctuating demand for lime and limestone products, including as a result of downturns in the economy and construction, housing and steel industries, changes in legislation and regulations, including Environmental Laws, our ability to produce and store quantities of lime and limestone products sufficient in amount and quality to meet customer demands, the success of our modernization, expansion and growth strategies, including our ability to sell our increased lime capacity at acceptable prices, our ability to execute our strategies and complete projects on time and within budget, our ability to integrate, refurbish and/or improve acquired facilities, our access to capital, increasing costs, especially fuel, electricity, transportation and freight costs, inclement weather and the effects of seasonal trends.

We receive a portion of our coal and coke by rail, so the availability of sufficient solid fuels to run our plants could be diminished significantly in the event of major rail disruptions. In addition, our freight costs to deliver our lime and limestone products are high relative to the value of our products and have increased significantly in recent years. If we are unable to continue to pass along our increasing fuel, electricity, transportation and freight costs to our customers, our financial condition, results of operations, cash flows and competitive position could be materially adversely affected.

We incur environmental compliance costs, including capital, maintenance and operating costs, with respect to pollution control facilities, the cost of ongoing monitoring programs, the cost of reclamation and remediation efforts and other similar costs and liabilities relating to our compliance with Environmental Laws, and we expect these costs and liabilities to continue to increase, including possible new costs, taxes and limitations on operations, such as those related to possible climate change initiatives.

The rate of change of Environmental Laws has been rapid over the last decade, and we may face possible new costs, taxes and limitations on operations, including those related to climate change initiatives. We believe that our expenditure requirements for future environmental compliance, including complying with the new NOx emissions limitations for our Texas Lime operations located in the DFW nonattainment area for ozone and potential regulation of greenhouse gas emissions, will continue to increase as operational, reporting and other environmental standards increase. Discovery of currently unknown conditions and unforeseen liabilities could require additional expenditures.

The potential regulation of greenhouse gas emissions remains an issue for the Company and other similar manufacturing companies. Although no restrictions have yet been imposed under U.S. federal laws, climate change-related legislation is currently pending in the Congress that, if enacted, would limit and reduce greenhouse gas emissions through a “cap and trade” system of allowances and credits, among other provisions. Legislation mandating specific near-term and long-range reductions in greenhouse gas emissions is almost certain to be adopted as part of U.S. climate change policy. In addition, the EPA has proposed “tailoring” existing permitting programs to require facilities, such as the Company’s plants, to demonstrate they are using the best practices and technologies to minimize greenhouse gas emissions, and any new facilities or major modifications to existing facilities would be required to use best available control technologies and energy efficiency measures to minimize green house gas emissions. Although the timing and scope of climate change legislation on Company operations are uncertain, the consequences of greenhouse gas emission reduction measures are potentially significant because the production of carbon dioxide, which is a greenhouse gas, is inherent in the manufacture of lime through the calcination of limestone and combustion of fossil fuels. There is no assurance that a change in the law or regulations will not be adopted, such as the imposition of a carbon tax, a cap and trade program requiring the Company to purchase carbon credits, or measures that would require reductions in emissions or changes to raw materials, fuel use or production rates, that could have a material adverse effect on the Company’s financial condition, results of operations, cash flows and competitive position.

We intend to comply with all Environmental Laws and believe that our accrual for environmental costs and liabilities at December 31, 2009 is reasonable. Because many of the requirements are subjective and therefore not quantifiable or presently determinable, or may be affected by additional legislation and rulemaking, including those related to climate change, it is not possible to accurately predict the aggregate future costs and liabilities of environmental compliance and their effect on our financial condition, results of operations, cash flows and competitive position.

In order to maintain our competitive position, we may need to continue to expand our operations and production capacity, obtain financing for any such expansion at reasonable interest rates and acceptable terms and sell the resulting increased production at acceptable prices.

We may undertake various capital projects and acquisitions. These may require that we incur additional debt, which may not be available to us at all or at reasonable interest rates or on acceptable terms. Given current and projected demand for lime and limestone products, we cannot guarantee that any such project or acquisition would be successful, that we would be able to sell any resulting increased production at acceptable prices or that any such sales would be profitable.

Although prices for our lime and limestone products have been relatively strong in recent years, we are unable to predict future demand and prices, especially given the continuing economic downturn, and cannot provide any assurance that current levels of demand and prices will continue or that any future increases in demand or price can be maintained.

The lime industry is highly regionalized and competitive.

Our competitors are predominately large private companies. The primary competitive factors in the lime industry are quality, price, ability to meet customer demand, proximity to customers, personal relationships and timeliness of deliveries, with varying emphasis on these factors depending upon the specific product application. To the extent that one or more of our competitors becomes more successful with respect to any key competitive factor, our financial condition, results of operations, cash flows and competitive position could be materially adversely affected.

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

The natural gas industry is cyclical in nature and tends to reflect general economic conditions. The recent global recession has led to significant reductions in demand and pricing for our natural gas production, beginning in the second half 2008 and continuing into 2010. In addition, lower natural gas prices may reduce the amount of natural gas that is economical for our operators to develop and produce on the O & G Properties. Reduced prices and production could severely reduce our revenues, gross profit and cash flows from our Natural Gas Interests and thus could have a material adverse effect on our financial condition, results of operations and cash flows.

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

Our natural gas income is affected by development, production and other costs, some of which are outside of our control, and possible unitizations.

The natural gas income that comes from our working interests, and to a lesser extent our royalty interests, is directly affected by increases in development, production and other costs, as well as unitizations of existing wells. Some of these costs are outside our control, including drilling and production costs, costs of regulatory compliance and severance and other similar taxes. Other expenditures are dictated by business necessity, such as drilling additional wells or working over existing wells to increase recovery rates.

Our natural gas reserves are depleting assets, and we have no ability to explore for new reserves. In addition, our ability to increase our proved developed reserves is limited to drilling potential additional wells and reworking existing wells by the operators on the O & G Properties.

Our revenues from our Natural Gas Interests depend in large part on the quantity of natural gas developed and produced from the O & G Properties. Our producing wells will experience declines in production rates due to depletion of their natural gas reserves. We have no ability to explore for new reserves. Any increases in our proved developed reserves will come from the operators drilling additional wells or working over existing wells on the O &

G Properties. The timing and number of such additional or reworked wells, if any, depend on the market prices of natural gas and on other factors beyond our control.

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

Governmental policies, laws and regulations could have an adverse impact on our O & G Properties and natural gas business.

The O & G Properties and our natural gas business are subject to federal, state and local laws and regulations relating to the oil and natural gas industry, as well as regulations relating to safety matters. These laws and regulations can have a significant impact on production and costs of development and production.

Environmental costs and liabilities and changing environmental regulation could adversely affect our financial condition, results of operations and cash flows.

As with other companies engaged in the ownership, development and production of natural gas, we always expect to have some risk of exposure to environmental costs and liabilities. The costs associated with environmental compliance or remediation could reduce the gross profits we would receive from our Natural Gas Interests. The O & G Properties are subject to extensive federal, state and local regulatory requirements relating to environmental affairs, health and safety and waste management. Governmental authorities have the power to enforce compliance with applicable regulations and permits, which could increase development and production costs on our O & G Properties and adversely affect our cash flows. Third parties may also have the right to pursue legal actions to enforce compliance. It is likely that expenditures in connection with environmental matters, as part of normal capital expenditure programs, will affect our cash flows from the O & G Properties. Future Environmental Law developments, such as stricter laws, regulations or enforcement policies, including climate change legislation mandating specific near-term and long-range reductions in greenhouse gas emissions, could significantly increase the costs of production from the O & G Properties and adversely affect our financial condition, results of operations and cash flows.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None

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

ITEM 4.	[RESERVED].

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s Common Stock is listed on the Nasdaq Global Market® under the symbol “USLM.” As of February 28, 2010, the Company had approximately 400 shareholders of record. The Company did not pay any dividends during 2009 or 2008 and does not plan on paying dividends in 2010.

As of February 28, 2010, the Company had 500,000 shares of $5.00 par value preferred stock authorized; however, none has been issued.

The low and high sales prices for the Company’s Common Stock for the periods indicated were:

	2009		2008
	Low	High	Low	High

First Quarter	$17.69	$29.40	$28.02	$34.70
Second Quarter	$26.96	$43.99	$29.29	$45.56
Third Quarter	$34.16	$47.00	$33.90	$43.99
Fourth Quarter	$31.19	$38.35	$19.70	$39.45

PERFORMANCE GRAPH

The graph below compares the cumulative five-year total shareholders’ return on the Company’s Common Stock with the cumulative total return on The NASDAQ Market Index and a peer group index consisting of Eagle Materials, Inc., Monarch Cement Co., U.S. Concrete, Inc. and Martin Marietta Materials, Inc. The graph assumes that the value of the investment in the Company’s Common Stock and each index was $100 on January 1, 2005, and that all dividends have been reinvested.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
AMONG UNITED STATES LIME & MINERALS, INC.,
NASDAQ MARKET INDEX AND PEER GROUP INDEX

ASSUMES $100 INVESTED ON JANUARY 1, 2005
ASSUMES DIVIDENDS REINVESTED

	2004	2005	2006	2007	2008	2009
U.S. LIME & MINERALS, INC.	100.00	233.22	265.64	267.40	211.01	304.23
NASDAQ MARKET INDEX	100.00	142.71	181.10	202.87	142.68	143.17
PEER GROUP INDEX	100.00	101.41	114.05	123.94	73.43	105.89

ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Amended and Restated 2001 Long-Term Incentive Plan allows employees and directors to pay the exercise price upon the exercise of stock options and the tax withholding liability upon the lapse of restrictions on restricted stock by payment in cash and/or delivery of shares of the Company’s Common Stock to the Company. In the fourth quarter 2009, pursuant to these provisions, the Company received a total of 991 shares of its Common Stock for payment of tax withholding liability upon the lapse of restrictions on restricted stock. The 991 shares were valued at $34.53 per share, the fair market value of one share of the Company’s Common Stock on the date that they were tendered to the Company.

ITEM 6.	SELECTED FINANCIAL DATA.

	Years Ended December 31,
	2009	2008	2007	2006		2005
	(Dollars in thousands, except per share amounts)

Operating results
Lime and limestone revenues	$110,406	126,165	116,569	114,113		81,085
Natural gas revenues	6,925	16,191	8,667	4,577		—

Total revenues	$117,331	142,356	125,236	118,690		81,085
Gross profit	$28,753	31,283	26,016	28,037		19,366
Operating profit	$20,955	23,317	18,372	21,024		13,844
Income before income taxes and cumulative effect of change in accounting principle	$18,144	19,411	14,339	18,140	(1)	9,772
Net income	$13,670	14,433	10,446	12,701	(1)	7,948
Net income per share of common stock:
Basic	$2.14	2.29	1.67	2.06		1.34
Diluted	$2.14	2.27	1.65	2.02		1.31

	As of December 31,
	2009	2008	2007	2006	2005

Total assets	$172,070	166,129	158,227	154,168	123,024	(2)
Longterm debt, excluding current installments	$36,666	46,354	54,037	59,641	51,667
Stockholders’ equity per outstanding common share	$17.20	14.87	12.94	11.67	9.66
Employees	285	307	318	317	292

(1)	The cumulative effect of change in accounting principle in 2006 for certain stripping costs was $550, net of $190 income tax benefit.

(2)	Includes the assets of St. Clair acquired on December 28, 2005.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

FORWARD-LOOKING STATEMENTS.

Any statements contained in this Report that are not statements of historical fact are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements in this Report, including without limitation statements relating to the Company’s plans, strategies, objectives, expectations, intentions, and adequacy of resources, are identified by such words as “will,” “could,” “should,” “would,” “believe,” “expect,” “intend,” “plan,” “schedule,” “estimate,” “anticipate,” and “project.” The Company undertakes no obligation to publicly update or revise any forward-looking statements. The Company cautions that forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from expectations, including without limitation the following: (i) the Company’s plans, strategies, objectives, expectations, and intentions are subject to change at any time at the Company’s discretion; (ii) the Company’s plans and results of operations will be affected by its ability to maintain and manage its growth; (iii) the Company’s ability to meet short-term and long-term liquidity demands, including servicing the Company’s debt, conditions in the credit and equity markets, and changes in interest rates on the Company’s debt, including the ability of the counterparty to the Company’s interest rate hedges to meet its obligations; (iv) inclement weather conditions; (v) increased fuel, electricity, transportation and freight costs; (vi) unanticipated delays, difficulties in financing, or cost overruns in completing construction projects; (vii) the Company’s ability to expand its Lime and Limestone Operations through acquisitions, including obtaining financing for such acquisitions, and to successfully integrate acquired operations; (viii) inadequate demand and/or prices for the Company’s lime and limestone products due to the state of the U.S. economy, recessionary pressures in particular industries, including construction, housing and steel, and inability to continue to increase prices for the Company’s products; (ix) the uncertainties of development, production and prices with respect to the Company’s Natural Gas Interests, including reduced drilling activities pursuant to the Company’s O&G Agreement and Drillsite Agreement, unitization of existing wells, inability to explore for new reserves and declines in production rates; (x) on-going and possible new environmental and other regulatory costs, taxes and limitations on operations, including those related to climate change; and (xi) other risks and uncertainties set forth in this Report or indicated from time to time in the Company’s filings with the SEC.

OVERVIEW.

General.

We have two business segments: Lime and Limestone Operations and Natural Gas Interests. Our Lime and Limestone Operations represent our principal business. Our Natural Gas Interests consist of royalty and non-operating working interests under the O & G Lease and the Drillsite Agreement with two separate operators related to our Johnson County, Texas property, located in the Barnett Shale Formation, on which Texas Lime conducts its lime and limestone operations. We reported our first revenues and gross profit from our Natural Gas Interests in the first quarter 2006.

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

Although gross profit from our Natural Gas Interests declined drastically in 2009 compared to 2008, primarily due to reduced natural gas prices, a significant increase in gross profit from our Lime and Limestone Operations in 2009 primarily due to increased prices resulted in an increased overall gross profit margin for us in 2009 compared to 2008. Our net income in 2009 decreased by $763 thousand compared to 2008, primarily due to the decline in gross profit from our Natural Gas Interests. Cash flows from operations during 2009 enabled us to reduce our bank debt by 18.9% and increase our cash balances by more than $15.6 million to $16.5 million at December 31, 2009 compared to December 31, 2008.

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

Demand for our products in our market areas is also affected by general economic conditions, the pace of home and other construction and the demand for steel, as well as the level of governmental and private funding for highway construction. Continuing softness in the construction markets resulted in reduced demand for our lime and limestone products during the last two years, including demand for our PLS, which declined primarily due to reduced roof shingle demand in our markets. Demand from the steel industry was strong through the first three quarters 2008, but drastically declined beginning in October 2008 due to a reduction in steel production, but improved somewhat during 2009.

The Safe, Accountable, Flexible, and Equitable Transportation Equity Act (“SAFETEA”), which reauthorized the federal highway, public transportation, highway safety, and motor carrier safety programs for fiscal years 2005 through 2009, expired on September 30, 2009. The general provisions under SAFETEA have been retained under continuing resolutions. In addition, we have seen an increase in the construction of tollroads in Texas. Finally, we expect funding from the American Recovery and Reinvestment Act of 2009, which included more than $48 billion for transportation projects such as road and bridge construction, mass transit and high-speed rail, will be available over the next few years. Legislation to stimulate job growth has also been proposed recently that includes funds for various infrastructure investments. As a result, we believe there may be an increased level of demand for lime and limestone products used in highway and other construction over the next several years.

Our modernization and expansion projects in Texas and Arkansas, including the construction of a third kiln in Arkansas (completed in December 2006), the development of the South Quarry in Arkansas (mining began in first quarter 2010), and our acquisitions of U.S. Lime Company — St. Clair, our Delta, Colorado facilities and our Texas slurry operations have positioned us to meet the demand for high-quality lime and limestone products in our markets, with our lime output capacity more than doubling since 2003. In addition, our distribution terminal in Shreveport, Louisiana expanded our market area for this additional output. Our modernization and expansion and development projects have also equipped us with up-to-date, fuel-efficient plant facilities, which should result in lower production costs and greater operating efficiencies, thus enhancing our competitive position. All of our kilns are fuel-efficient preheater kilns, except for one kiln at St. Clair. In order for our plants to operate at peak efficiency, we must meet operational challenges that arise from time to time, including bringing new facilities on line and refurbishing and/or improving recently acquired facilities, such as St. Clair, as well as operating existing facilities efficiently, such as idling kilns if market conditions warrant. We also incur ongoing costs to remain in compliance with rapidly changing Environmental Laws.

Our primary variable cost is energy. Prices for coal, coke, diesel, electricity, transportation and freight have increased significantly over the past few years. In addition, our freight costs to deliver our products are high relative to the value of our products and have increased significantly in recent years. We have been able to mitigate to some degree the adverse impact of these energy cost increases by varying the mixes of fuel used in our kilns, and by passing on some of our increased costs to our customers through higher prices and/or surcharges on certain products. We have not, to date, engaged in any significant hedging activity in an effort to control our energy costs. In the past, we entered into forward purchase contracts for a portion of our natural gas requirements for the winter months in order to provide greater predictability to this cost component, and we may do so again in the future.

We financed our modernization and expansion and development projects and acquisitions through a combination of debt financing, including the issuance in August 2003 of $14.0 million of unsecured subordinate notes, which has been fully repaid, and from cash flows from operations. We financed our $14.0 million acquisition cost for the December 2005 St. Clair acquisition primarily from a new long-term loan. Given our level of debt, we must generate sufficient cash flows to cover ongoing capital and debt service needs. Our revolving credit facility matures April 2, 2012, and the remainder of our long-term debt becomes due in 2015.

As a result of our modernization and expansion and development projects and acquisitions, our yearly depreciation, depletion and amortization expense for our Lime and Limestone Operations included in cost of revenues increased from $6.1 million in 2003 to $12.1 million in 2009, while our gross profit for this segment increased from $13.1 million to $24.3 million over the same period. Our outstanding debt decreased to $41.7 million at the end of 2009 compared to $44.8 million at the end of 2003, and our interest expense, which was at $4.6 million in 2003, has declined to $2.9 million in 2009. This is due to our improved financial condition, which allowed us to refinance our bank debt beginning in 2004 to reduce our interest rates, and the significant cash flows generated from our operations in recent years. Absent a significant acquisition opportunity arising, we anticipate funding our capital requirements and paying down our debt further in 2010 from our cash flows from operations.

In order for us to increase our profitability in our Lime and Limestone Operations in the face of our increased fixed and variable costs, we must continue to improve our revenues and cash flows and control our operational and selling, general and administrative expenses. Given reduced demand for our lime products, in the fourth quarter 2008 we began to take various steps to reduce our costs, including idling several of our kilns and reducing our workforce. These efforts, along with other operating efficiencies, continued into 2009 and, combined with increased prices for our lime and limestone products, resulted in substantial improvements in our gross profit and gross profit margins from our Lime and Limestone Operations. In order to continue to improve our gross profit margins, we are focusing on maintaining, and increasing when appropriate, our lime and limestone prices in order to seek to offset our increased costs and lowered sales volume, which is a challenging task in these difficult economic times. In addition, we will continue to explore ways to expand our operations and production capacity through additional capital projects and acquisitions as conditions warrant or opportunities arise.

We believe the enhanced production capacity resulting from our modernization and expansion and development projects at Texas and Arkansas, including the third kiln and South Quarry development at Arkansas, our acquisitions and the operational strategies we have implemented have allowed us to increase production, improve product quality, better serve existing customers, attract new customers and control our costs. There can be no assurance, however, that demand and prices for our lime and limestone products will be sufficient to fully utilize our additional production capacity and cover our additional depreciation, depletion and other fixed costs, that our production will not be adversely affected by weather-related or other operational problems, that we can successfully invest in improvements to our existing facilities, that our results will not be adversely affected by continued increases in fuel, electricity, transportation and freight costs or new environmental requirements, or that our revenues, gross profit, net income and cash flows can be maintained.

Natural Gas Interests.

In 2004, we entered into the O & G Lease with EOG with respect to oil and gas rights on our Cleburne, Texas property, located in the Barnett Shale Formation. Pursuant to the O&G Lease, we received lease bonus payments totaling $1.3 million and retained royalty interests ranging from 15.4% to 20% in oil and gas produced from any successful wells drilled on the leased property and an option to participate in any well drilled on the leased property as a 20% non-operating working interest owner. During the first half 2009, EOG notified the Company that 11 of its wells under the O&G Lease, which were completed in 2007 and 2008, had been unitized as EOG had determined that these wells included production from oil and gas interests that were, or potentially were, partially owned by the state of Texas or others. The unitizations reduced the Company’s royalty interests in the 11 wells, reducing the Company’s revenue interests in these wells to an average of 32.7% from 36% and resulting in an overall average revenue interest of 34.6% in all 26 wells under the O&G Lease.

In November 2006, we also entered into a Drillsite Agreement with XTO that has an oil and gas lease covering approximately 538 acres of land contiguous to our Johnson County, Texas property. Pursuant to this Agreement, we have a 3% royalty interest and an optional 12.5% working interest, resulting in a 12% interest in revenues in any XTO wells drilled from two padsites located on our property.

During 2009, our revenues from our Natural Gas Interests decreased to $6.9 million, due to reduced prices and production volume, compared to 2008, and our capital expenditures decreased to approximately $300 thousand, primarily for six wells drilled under the O & G Lease in the fourth quarter 2009. Our gross profit from 30 producing wells at December 31, 2009 totaled $4.4 million in 2009. After peaking in June 2008, natural gas prices declined precipitously during the second half 2008, continued to decline into 2009, but recovered somewhat in the last half 2009.

We currently intend to participate in any additional wells drilled under either agreement, but cannot predict the number of additional wells that ultimately will be drilled, if any, or their results. In addition to the six wells that were drilled during the fourth quarter 2009, two additional new wells are scheduled to be drilled during the first half 2010 under the O & G Lease. None of these wells is scheduled to be completed as producing wells until late 2010. XTO also recently informed us that it has scheduled the drilling of two new wells beginning in first quarter 2010. Due to the expected normal declines in production rates from existing wells, we anticipate we may experience lower revenues from our Natural Gas Interests in 2010 compared to 2009. However, revenues from production, if any, from the ten new wells in 2010 may offset the decline.

CRITICAL ACCOUNTING POLICIES.

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities, at the date of our financial statements. Actual results may differ from these estimates and judgments under different assumptions or conditions and historical trends.

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

Natural gas reserve estimates.  Proved oil and gas reserves are those quantities of oil and gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations, prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. The project to extract the hydrocarbons must have commenced or the operator must be reasonably certain that it will commence the project within a reasonable time.

(i) The area of the reservoir considered as proved includes: (A) The area identified by drilling and limited by fluid contacts, if any, and (B) Adjacent undrilled portions of the reservoir that can, with reasonable certainty, be judged to be continuous with it and to contain economically producible oil or gas on the basis of available geoscience and engineering data.

(ii) In the absence of data on fluid contacts, proved quantities in a reservoir are limited by the lowest known hydrocarbons as seen in a well penetration unless geoscience, engineering, or performance data and reliable technology establishes a lower contact with reasonable certainty.

(iii) Where direct observation from well penetrations has defined a highest known oil elevation and the potential exists for an associated gas cap, proved oil reserves may be assigned in the structurally higher portions of the reservoir only if geoscience, engineering, or performance data and reliable technology establish the higher contact with reasonable certainty.

(iv) Reserves that can be produced economically through application of improved recovery techniques (including, but not limited to, fluid injection) are included in the proved classification when: (A) Successful testing by a pilot project in an area of the reservoir with properties no more favorable than in the reservoir as a whole, the operation of an installed program in the reservoir or an analogous reservoir, or other evidence using reliable technology establishes the reasonable certainty of the engineering analysis on which the project or program was based; and (B) The project has been approved for development by all necessary parties and entities, including governmental entities.

(v) Existing economic conditions include prices and costs at which economic producibility from a reservoir is to be determined. The price shall be the average price during the 12-month period prior to the ending date of the period covered by the report, determined as an unweighted arithmetic average of the first-day-of-the-month price for each month within such period, unless prices are defined by contractual arrangements, excluding escalations based upon future conditions.

The volumes of our reserves are estimates that, by their nature, are subject to revision. The estimates are made using geological and reservoir data, as well as production performance data. These estimates will be reviewed annually and revised, either upward or downward, as warranted by additional performance data. If the estimates of proved reserves were to decline, the rate at which we record depletion expense would increase.

Environmental costs and liabilities.  We record environmental accruals in other liabilities, based on studies and estimates, when it is probable we have incurred a reasonably estimable cost or liability. The accruals are adjusted when further information warrants an adjustment. Environmental expenditures that extend the life, increase the capacity or improve the safety or efficiency of Company-owned assets or are incurred to mitigate or prevent future possible environmental contamination are capitalized. Other environmental costs are expensed when incurred.

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

Derivatives.  We record the fair value of our interest rate hedges on our Consolidated Balance Sheets and include any changes in fair value in comprehensive income (loss). We determine fair value utilizing the cash flows valuation technique.

Stock-based compensation.  As required by US GAAP, we expense all stock-based payments to employees and directors, including grants of stock options and restricted stock, in the Company’s Consolidated Statements of Income based on their fair values. We began expensing all stock-based compensation on January 1, 2006, using the modified prospective method, in which compensation cost is recognized ratably over the vesting period for all stock-based awards granted after the adoption date and for all such awards granted prior to the adoption date that were unvested on the adoption date.

RESULTS OF OPERATIONS.

The following table sets forth certain financial information expressed as a percentage of revenues for the periods indicated:

	Year Ended December 31,
	2009	2008	2007

Revenues	100.0%	100.0%	100.0%
Cost of revenues
Labor and other operating expenses	(64.3)	(68.9)	(69.2)
Depreciation, depletion and amortization	(11.2)	(9.1)	(10.0)

Gross profit	24.5	22.0	20.8
Selling, general and administrative expenses	(6.6)	(5.6)	(6.1)

Operating profit	17.9	16.4	14.7
Other (expense) income:
Interest expense	(2.5)	(2.5)	(3.4)
Other, net	0.1	(0.3)	0.2
Income tax expense	(3.8)	(3.5)	(3.1)

Net income	11.7%	10.1%	8.4%

2009 vs. 2008

Revenues for 2009 decreased to $117.3 million from $142.4 million in 2008, a decrease of $25.0 million, or 17.6%. Revenues from our Lime and Limestone Operations in 2009 decreased $15.8 million, or 12.5%, to $110.4 million from $126.2 million in 2008. The decrease in revenues from our Lime and Limestone Operations compared to 2008 was driven primarily by decreased lime sales volumes to construction and steel customers, partially offset by average price increases for our lime and limestone products of approximately 10.3% in 2009 compared to 2008. Steel production, which declined drastically in the fourth quarter 2008, improved somewhat during 2009, but for the year steel demand for our lime products was down compared to 2008. Construction demand declined further throughout 2009. Revenues from our Natural Gas Interests in 2009 decreased $9.3 million, or 57.2%, to $6.9 million from $16.2 million in 2008. The decrease in revenues from our Natural Gas Interests resulted from decreases in average price per MCF and production volume.

Our gross profit in 2009 was $28.8 million, compared to $31.3 million in 2008, a decrease of $2.5 million, or 8.1%. Gross profit from our Lime and Limestone Operations for 2009 was $24.3 million, compared to $18.2 million in 2008, an increase of $6.2 million, or 33.9%. The improvements in gross profit and gross profit margin for our Lime and Limestone Operations in 2009 compared to 2008 were due to price increases for our lime and limestone products, reduced operating costs and improved efficiencies in 2009, partially offset by continuing reduced demand for our lime products.

Gross profit from our Natural Gas Interests declined to $4.4 million in 2009, from $13.1 million in 2008, a decrease of $8.7 million, or 66.4%, primarily due to the decline in natural gas prices and lower production volumes. Production volumes from our Natural Gas Interests for 2009 totaled approximately 1.2 BCF, sold at an average price of approximately $5.74 per MCF, compared to 2008 when approximately 1.5 BCF was produced and sold at an average price of approximately $10.66 per MCF. The number of producing wells was 30 in both 2009 and 2008.

Selling, general and administrative expenses (“SG&A”) declined to $7.8 million in 2009, from $8.0 in 2008, a decline of $168 thousand, or 2.1%. As a percentage of revenues, SG&A increased to 6.6% in 2009 from 5.6% in 2008 due to the decrease in revenues in 2009 compared to 2008.

Interest expense in 2009 decreased to $2.9 million from $3.5 million in 2008, a decrease of $600 thousand, or 17.2%. Interest expense in 2009 included $1.8 million paid in quarterly settlement payments pursuant to our interest rate hedges, compared to $634 thousand in 2008. The decrease in interest expense in 2009 primarily resulted from decreased average outstanding debt, resulting from the repayment during 2009 of approximately $9.7 million of debt that was outstanding at December 31, 2008.

Other, net increased $495 thousand to income of $75 thousand in 2009 from expense of $420 thousand in 2008, primarily due to 2008 charges of $358 thousand associated with an attempted acquisition, and $200 thousand for damages to railcars and equipment at a trans-loading facility in Galveston, Texas caused by Hurricane Ike.

Income tax expense decreased to $4.5 million in 2009 from $5.0 million in 2008, a decrease of $504 thousand, or 10.1%. The decrease in income tax expense in 2009 compared to 2008 was primarily due to the decrease in income before taxes. The effective tax rate was 24.7% in 2009 compared to 25.6% in 2008.

Net income decreased by $763 thousand, or 5.3%, to $13.7 million ($2.14 per share diluted), compared to net income of $14.4 million ($2.27 per share diluted) in 2008.

2008 vs. 2007

Revenues for 2008 increased to $142.4 million from $125.2 million in 2007, an increase of $17.1 million, or 13.7%. Revenues from our Lime and Limestone Operations in 2008 increased $9.6 million, or 8.2%, to $126.2 million in 2008 from $116.6 million in 2007. The increase in revenues from our Lime and Limestone Operations was primarily due to average product price increases of approximately 7.5% in 2008 compared to 2007, primarily offset by continuing reduced construction demand. Revenues from our Natural Gas Interests in 2008 increased $7.5 million, or 86.8%, to $16.2 million from $8.7 million in 2007. The increase in revenues from our Natural Gas Interests resulted from a 30.6% increase in average price received per MCF and a 43.1% increase in volume resulting from the addition of 14 new producing wells during 2008, partially offset by declines in production rates on wells completed prior to 2008.

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

SG&A increased to $8.0 million in 2008 from $7.6 million in 2007, an increase of $322 thousand, or 4.2%. As a percentage of revenues, SG&A decreased to 5.6% in 2008 from 6.1% in 2007. The increase in SG&A in 2008 was primarily attributable to increased personnel costs, including a $32 thousand increase in stock-based compensation and increased insurance costs.

Interest expense in 2008 decreased to $3.5 million from $4.3 million in 2007, a decrease of $801 thousand, or 18.7%. Interest expense in 2008 included $634 thousand paid in quarterly settlement payments pursuant to our interest rate hedges, compared to the receipt of $290 thousand in 2007. The decrease in interest expense in 2008 primarily resulted from decreased average outstanding debt, resulting from the repayment during 2008 of approximately $7.7 million of debt that was outstanding at December 31, 2007.

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

FINANCIAL CONDITION.

Capital Requirements.  We require capital primarily for seasonal working capital needs, normal recurring capital and re-equipping projects, modernization and expansion and development projects, drilling and completion of natural gas wells and acquisitions. Our capital needs are met principally from cash on hand, cash flows from operations, our $30 million revolving credit facility and our long-term debt.

We expect to spend $5.0 to $7.0 million per year over the next several years in our Lime and Limestone Operations for normal recurring capital and re-equipping projects at our plants and facilities to maintain or improve efficiency, ensure compliance with Environmental Laws and reduce costs. As of December 31, 2009, we had no material contractual commitments for our Lime and Limestone Operations. As of December 31, 2009, our total incurred, but not paid, capital expenditures and commitments for the drilling and completion of eight wells, six of which were drilled in the fourth quarter 2009, was $3.2 million, $1.1 million of which was recorded on our Consolidated Balance Sheet as current liabilities. None of the eight wells is scheduled to be completed as producing wells until late 2010.

Liquidity and Capital Resources.  Net cash provided by operations was $31.6 million in 2009, compared to $25.8 million in 2008, an increase of $5.8 million, or 22.6%. Our cash provided by operating activities is composed of net income, depreciation, depletion and amortization (“DD&A”), other non-cash items included in net income and changes in working capital. In 2009, cash provided by operating activities was principally composed of $13.7 million net income, $13.5 million DD&A, $1.7 million deferred income taxes, $576 thousand of stock-based compensation and $2.2 million from changes in working capital. The increase in 2009 compared to 2008 was primarily the result of $1.1 million and $2.8 million decreases in trade receivables and inventories, respectively, in 2009, compared to increases of $579 thousand and $2.4 million, respectively, in 2008, partially offset by the $763 thousand reduction in net income in 2009.

Banking Facilities and Other Debt.  Our credit agreement includes a ten-year $40.0 million term loan (the “Term Loan”), a ten-year $20.0 million multiple draw term loan (the “Draw Term Loan”) and a five-year $30.0 million revolving credit facility (the “Revolving Facility”) (collectively, the “Credit Facilities”).

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

The Credit Facilities bear interest, at our option, at either LIBOR plus a margin of 1.125% to 2.125%, or the Lender’s Prime Rate plus a margin of minus 0.625% to plus 0.375%. The margins are determined quarterly in accordance with a pricing grid based upon the ratio of our total funded senior indebtedness to earnings before interest, taxes, depreciation, depletion and amortization (“EBITDA”) for the 12 months ended on the last day of the most recent calendar quarter (the “Cash Flow Leverage Ratio”). Since July 30, 2008, based on our quarterly Cash Flow Leverage Ratios, the LIBOR margin and the Lender’s Prime Rate margin have been, and continue to be, 1.125% and minus 0.625%, respectively.

Through a hedge, we fixed LIBOR at 4.695% on the $40.0 million Term Loan for the period December 30, 2005 through its maturity date, resulting in an interest rate of 5.82% based on the current LIBOR margin of 1.125%. Effective December 30, 2005, we also entered into a hedge that fixed LIBOR at 4.875% on 75% of the outstanding balance on the Draw Term Loan through its maturity date, resulting in an interest rate of 6.00% based on the current LIBOR margin of 1.125%. Effective June 30, 2006, we entered into a third hedge that fixed LIBOR at 5.50% on the remaining 25% of the outstanding balance on the Draw Term Loan through its maturity date, resulting in an interest rate of 6.625% based on the current LIBOR margin of 1.125%. The cash flow hedges have been effective as defined under applicable accounting rules. Therefore, changes in fair market value of the interest rate hedges are reflected in comprehensive income (loss). We will be exposed to credit losses in the event of non-performance by the counterparty, Wells Fargo Bank, N.A., to the hedges. We marked our interest rate hedges to fair value at December 31, 2009 and December 31, 2008 utilizing the cash flows valuation technique, resulting in liabilities of $3.2 million and $5.4 million, respectively, due to interest rate declines, that are included in accrued expenses ($1.7 million and $1.6 million, respectively) and other liabilities ($1.5 million and $3.8 million, respectively) on our Consolidated Balance Sheets. We paid $1.8 million and $634 thousand in 2009 and 2008, respectively, and received $290 thousand during 2007 in quarterly settlement payments pursuant to our hedges, which amounts were included in interest expense.

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

During 2009, we paid down approximately $9.7 million, or 18.9%, of the $51.4 million in total principal amount of debt outstanding as of December 31, 2008, resulting in $41.7 million of total principal amount of debt outstanding as of December 31, 2009, consisting of $26.7 million and $15.0 million outstanding on the Term Loan and Draw Term Loan, respectively. We had $322 thousand of letters of credit issued under the Revolving Facility as of December 31, 2009, but no cash draws.

Capital Expenditures.  We have made a substantial amount of capital investments over the past five years, including the construction of the third kiln project at the Company’s Arkansas facilities (which began in third quarter 2005 and was completed in first quarter 2007), the acquisition of U.S. Lime Company — St. Clair in December 2005, the acquisition of additional lime slurry operations in June 2006 and December 2008, the acquisition of a new limestone grinding and bagging facility in Delta, Colorado in September 2005, the 2008 and 2009 South Quarry development in Arkansas, the drilling and completion of 30 natural gas wells from late 2005 through 2008 and the drilling of six natural gas wells in the fourth quarter 2009.

Investing activities in 2009 totaled $6.7 million, compared to $18.3 million in 2008. Investments in 2009 included approximately $1.3 million for the South Quarry development in Arkansas and $300 thousand for drilling and workover costs for our working interests in natural gas wells. Investments in 2008 included approximately $5.9 million for drilling and completion costs for our working interests in natural gas wells, $4.1 million for the South Quarry development in Arkansas and $2.5 million for acquisition of the assets and business of a lime slurry operation in Ft. Worth, Texas.

Contractual Obligations.  The following table sets forth our contractual obligations as of December 31, 2009 (in thousands):

	Payments Due by Period
					More than
Contractual Obligations	Total	1 Year	2-3 Years	4-5 Years	5 Years

Long-term debt, including current installments	$41,666	5,000	10,000	10,000	16,666
Operating leases(1)	$5,660	1,438	2,376	1,265	581
Limestone mineral leases	$1,069	68	136	136	730
Purchase obligations(2)	$3,593	3,593	—	—	—
Other liabilities(3)(4)	$1,121	101	273	289	457

Total	$53,109	10,200	12,785	11,690	18,434

(1)	Represents operating leases for mobile equipment, railcars and corporate office space that are either non-cancelable or subject to significant penalty upon cancellation.

(2)	Approximately $1.5 million of these obligations are recorded on the Consolidated Balance Sheet at December 31, 2009, including $1.1 million for drilling costs for natural gas wells. The remainder is for estimated drilling and completion costs for natural gas wells.

(3)	Does not include $421 thousand unfunded projected benefit obligation for a defined benefit pension plan. Future required contributions, if any, are subject to actuarial assumptions and future earnings on plan assets. The Company plans to make a contribution of $191 thousand to the plan in 2010. See Note 6 of Notes to Consolidated Financial Statements.

(4)	Does not include $3.2 million mark-to-market liability for the Company’s interest rate hedges.

Liquidity.  As of December 31, 2009, we had $322 thousand of letters of credit outstanding and no draws on our $30 million Revolving Facility. We believe that cash on hand, funds generated from operations and the remaining amount available under the Revolving Facility will be sufficient to meet our operating needs, ongoing capital needs and debt service for 2010. Additionally, with our cash flows from our Lime and Limestone Operations and Natural Gas Interests and remaining amounts available from our $30 million Revolving Facility, we believe we will have sufficient capital resources to meet our liquidity needs for the near future.

Off-Balance Sheet Arrangements.  We do not utilize off-balance sheet financing arrangements; however, we lease some of our equipment used in our operations under non-cancelable operating lease agreements and have various limestone mineral leases. As of December 31, 2009, the total future lease payments under our various operating and mineral leases totaled $5.7 million and $1.1 million, respectively, and are due in payments as summarized in the table above.

NEW ACCOUNTING PRONOUNCEMENTS.

Effective December 31, 2009, the Company adopted the new Financial Accounting Standards Board (the “FASB”)accounting standard for employers’ disclosures about post-retirement benefit plan assets, which was issued on December 30, 2008. The new standard requires the Company to consider the following objectives in providing more detailed disclosures about the plan assets of the Company’s defined benefit pension plan: (1) how investment decisions are made, (2) the major categories of plan assets, (3) the inputs and valuation techniques used to measure fair values of plan assets, (4) the effect on fair value measurements using Level 3 measurements on changes in plan assets for the period, and (5) significant concentrations of risk within plan assets. The adoption had no effect on the Company’s financial statements.

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

In January 2010, the FASB issued a new accounting standard to align the reserves calculation and disclosure requirements under US GAAP with the requirements in the new SEC rules. The Company adopted the new standards effective December 31, 2009.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

INTEREST RATE RISK.

We are exposed to changes in interest rates, primarily as a result of floating interest rates on our Term Loan, Draw Term Loan and Revolving Facility. As of December 31, 2009, we had $41.7 million of indebtedness outstanding under floating rate debt. We have entered into interest rate swap agreements to swap floating rates for fixed rates at 4.695%, plus the applicable LIBOR margin, through maturity on the Term Loan balance of $26.7 million, and 4.875% and 5.50% on $11.2 million and $3.8 million, respectively, plus the applicable LIBOR margin, through maturity on the Draw Term Loan balance. There was no outstanding balance on the Revolving Facility subject to interest rate risk at December 31, 2009. Any future borrowings under the Revolving Facility would be subject to interest rate risk. See Note 3 of Notes to Consolidated Financial Statements.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
United States Lime & Minerals, Inc.

We have audited the accompanying consolidated balance sheets of United States Lime & Minerals, Inc. (a Texas corporation) and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United States Lime & Minerals, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), United States Lime & Minerals, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 1, 2010 expressed an unqualified opinion.

/s/  GRANT THORNTON LLP

Dallas, Texas
March 2, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
United States Lime & Minerals, Inc.

We have audited United States Lime & Minerals, Inc. (a Texas corporation) and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, United States Lime & Minerals, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of United States Lime & Minerals, Inc. and subsidiaries as of December 31, 2009 and 2008 and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009 and our report dated March 2, 2010 expressed an unqualified opinion.

/s/  GRANT THORNTON LLP

Dallas, Texas
March 2, 2010

United States Lime & Minerals, Inc.

Consolidated Balance Sheets

	December 31,
	2009	2008
	(Dollars in thousands, except per share data)

ASSETS
Current assets:
Cash and cash equivalents	$16,466	$836
Trade receivables, net	13,365	14,492
Inventories	9,460	12,297
Prepaid expenses and other current assets	1,469	1,336

Total current assets	40,760	28,961
Property, plant and equipment:
Mineral reserves and land	16,511	15,040
Proved natural gas properties, successful-efforts method	15,080	13,794
Buildings and building and leasehold improvements	3,391	3,322
Machinery and equipment	187,410	184,526
Furniture and fixtures	884	826
Automotive equipment	1,579	1,557

	224,855	219,065
Less accumulated depreciation and depletion	(93,955)	(82,501)

Property, plant and equipment, net	130,900	136,564
Other assets, net	410	604

Total assets	$172,070	$166,129

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of debt	$5,000	$5,000
Accounts payable	6,122	6,972
Accrued expenses	5,028	4,251

Total current liabilities	16,150	16,223
Debt, excluding current installments	36,666	46,354
Deferred tax liabilities, net	6,026	3,688
Other liabilities	3,247	5,417

Total liabilities	62,089	71,682
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $5.00 par value; authorized 500,000 shares; none issued or outstanding	—	—
Common stock, $0.10 par value; authorized 15,000,000 shares; 6,400,129 and 6,352,556 shares issued at December 31, 2009 and 2008, respectively	640	635
Additional paid-in capital	15,619	14,853
Accumulated other comprehensive loss	(2,718)	(3,911)
Retained earnings	96,684	83,014
Less treasury stock at cost, 6,548 and 4,470 shares at December 31, 2009 and 2008, respectively	(244)	(144)

Total stockholders’ equity	109,981	94,447

Total liabilities and stockholders’ equity	$172,070	$166,129

The accompanying notes are an integral part of these consolidated financial statements.

United States Lime & Minerals, Inc.

Consolidated Statements of Income

	Years Ended December 31,
	2009	2008	2007
	(Dollars in thousands, except per share amounts)

Revenues
Lime and limestone operations	$110,406	$126,165	116,569
Natural gas interests	6,925	16,191	8,667

	117,331	142,356	125,236
Cost of revenues:
Labor and other operating expenses
Lime and limestone operations	73,982	96,097	85,095
Natural gas interests	1,514	1,941	1,661
Depreciation, depletion and amortization	13,082	13,035	12,464

	88,578	111,073	99,220

Gross profit	28,753	31,283	26,016
Selling, general and administrative expenses, including depreciation and amortization expense of $393, $440 and $417 in 2009, 2008 and 2007, respectively	7,798	7,966	7,644

Operating profit	20,955	23,317	18,372
Other expense (income):
Interest expense	2,886	3,486	4,287
Other, net	(75)	420	(254)

	2,811	3,906	4,033

Income before income taxes	18,144	19,411	14,339
Income tax expense	4,474	4,978	3,893

Net income	$13,670	$14,433	$10,446

Net income per share of common stock:
Basic	$2.14	$2.29	$1.67

Diluted	$2.14	$2.27	$1.65

The accompanying notes are an integral part of these consolidated financial statements.

United States Lime & Minerals, Inc.

Consolidated Statement of Stockholders’ Equity
Years Ended December 31, 2009, 2008 and 2007

				Accumulated
	Common Stock		Additional	Other
	Shares		Paid-In	Comprehensive	Retained	Treasury
	Outstanding	Amount	Capital	(Loss) Income	Earnings	Stock	Total
	(Dollars in thousands)

Balances at January 1, 2007	6,210,270	$621	$13,510	$227	$58,135	$—	$72,493
Stock options exercised, including $58 tax benefit	82,081	8	98	—	—	—	106
Stock-based compensation	25,050	3	592	—	—	—	595
Treasury shares purchased	(1,982)	—	—	—	—	(67)	(67)
Net income	—	—	—	—	10,446	—	10,446
Minimum pension liability adjustment, net of $13 tax expense	—	—	—	22	—	—	22
Mark to market of interest rate hedge	—	—	—	(1,890)	—	—	(1,890)

Comprehensive (loss) income	—	—	—	(1,868)	10,446	—	8,578

Balances at December 31, 2007	6,315,419	632	14,200	(1,641)	68,581	(67)	81,705
Stock options exercised, including $4 tax benefit	16,455	1	28	—	—	—	29
Stock-based compensation	18,700	2	625	—	—	—	627
Treasury shares purchased	(2,488)	—	—	—	—	(77)	(77)
Net income	—	—	—	—	14,433	—	14,433
Minimum pension liability adjustment, net of $95 tax benefit	—	—	—	(166)	—	—	(166)
Mark to market of interest rate hedge, net of $1,952 cumulative tax benefit	—	—	—	(2,104)	—	—	(2,104)

Comprehensive (loss) income	—	—	—	(2,270)	14,433	—	12,163

Balances at December 31, 2008	6,348,086	635	14,853	(3,911)	83,014	(144)	94,447
Stock options exercised, including $29 tax benefit	31,054	3	192	—	—	—	195
Stock-based compensation	17,510	2	574	—	—	—	576
Treasury shares purchased	(3,069)	—	—	—	—	(100)	(100)
Net income	—	—	—	—	13,670	—	13,670
Minimum pension liability adjustment, net of $96 tax benefit	—	—	—	(168)	—	—	(168)
Mark to market of interest rate hedge, net of $778 tax expense	—	—	—	1,361		—	1,361

Comprehensive income	—	—	—	1,193	13,670	—	14,863

Balances at December 31, 2009	6,393,581	$640	$15,619	$(2,718)	$96,684	$(244)	$109,981

The accompanying notes are an integral part of these consolidated financial statements.

United States Lime & Minerals, Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2009	2008	2007
	(Dollars in thousands)

OPERATING ACTIVITIES:
Net income	$13,670	$14,433	$10,446
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	13,475	13,475	12,881
Amortization of financing costs	16	22	22
Deferred income taxes	1,682	2,360	1,806
(Gain) loss on sale of property, plant and equipment	(43)	33	41
Stock-based compensation	576	627	595
Changes in operating assets and liabilities, net of the effects of acquisitions of businesses:
Trade receivables	1,127	(579)	(208)
Inventories	2,837	(2,398)	(1,311)
Prepaid expenses and other current assets	(133)	(181)	(242)
Other assets	(32)	(90)	(51)
Accounts payable and accrued expenses	(1,306)	(401)	865
Other liabilities	(295)	(1,545)	(371)

Net cash provided by operating activities	31,574	25,756	24,473
INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(6,653)	(15,760)	(18,227)
Acquisitions of businesses	—	(2,529)	—
Proceeds from sale of property, plant and equipment	247	11	56

Net cash used in investing activities	(6,406)	(18,278)	(18,171)
FINANCING ACTIVITIES:
Repayments of revolving credit facilities, net	(4,688)	(2,683)	(605)
Repayments of term loans	(5,000)	(5,000)	(5,000)
Proceeds from exercise of stock options and warrants	166	29	106
Purchase of treasury shares	(100)	(77)	(67)
Tax benefits related to exercise of stock options	84	10	58

Net cash used in financing activities	(9,538)	(7,721)	(5,508)

Net increase (decrease) in cash and cash equivalents	15,630	(243)	794
Cash and cash equivalents at beginning of year	836	1,079	285

Cash and cash equivalents at end of year	$16,466	$836	$1,079

The accompanying notes are an integral part of these consolidated financial statements.

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
Years Ended December 31, 2009, 2008 and 2007

(1)	Summary of Significant Accounting Policies

(a)	Organization

United States Lime & Minerals, Inc. (the “Company”) is a manufacturer of lime and limestone products, supplying primarily the construction, steel, municipal sanitation and water treatment, aluminum, paper, glass, roof shingle and agriculture industries and utilities and other industries requiring scrubbing of emissions for environmental purposes. The Company is headquartered in Dallas, Texas and operates lime and limestone plants and distribution facilities in Arkansas, Colorado, Louisiana, Oklahoma and Texas through its wholly owned subsidiaries, Arkansas Lime Company, Colorado Lime Company, Texas Lime Company, U.S. Lime Company, U.S. Lime Company — Shreveport, U.S. Lime Company — St. Clair and U.S. Lime Company — Transportation. In addition, the Company, through its wholly owned subsidiary, U.S. Lime Company — O & G, LLC, has royalty and non-operating working interests in natural gas wells located in Johnson County, Texas, in the Barnett Shale Formation.

(b)	Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated.

(c)	Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) requires management to make estimates and judgments that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates and judgments.

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

	Year Ended December 31,
	2009	2008	2007

Cash paid during the year for:
Interest, net of $0, $0 and $130 capitalized in 2009, 2008 and 2007, respectively	$2,843	$3,426	$4,265

Income taxes	$2,743	$2,954	$3,893

(e)	Revenue Recognition

The Company recognizes revenue for its lime and limestone operations in accordance with the terms of its purchase orders, contracts or purchase agreements, which are upon shipment, and when payment is considered probable. Revenues include external freight billed to customers with related costs in cost of revenues. The Company’s returns and allowances are minimal. External freight billed to customers included in revenues was $23,991, $28,523 and $25,411 for 2009, 2008 and 2007, respectively, which approximates the amount of external freight billed to customers included in cost of revenues. Sales taxes billed to customers are not included in revenues. For its natural gas interests, the Company recognizes revenue in the month of production and delivery.

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements — (Continued)

(f)	Fair Values of Financial Instruments

Accounting for fair value measurements involves a single definition of fair value, along with a conceptual framework to measure fair value, with fair value defined as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” The Company applies valuation techniques that (1) place greater reliance on observable inputs and less reliance on unobservable inputs and (2) are consistent with the market approach, the income approach and/or the cost approach, and includes enhanced disclosures of fair value measurements in its financial statements.

The carrying values of cash and cash equivalents, trade receivables, other current assets, accounts payable and accrued expenses approximate fair value due to the short maturity of these instruments. See Note 3 for debt fair values, which also approximate carrying values. The Company’s interest rate hedges are carried at fair value at December 31, 2009 and 2008. See Notes 1(p) and 3. Financial liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements as of December 31,
			Significant Other
			Observable Inputs
			(Level 2)		Valuation
	2009	2008	2009	2008	Technique

Interest rate swap liabilities	$(3,229)	(5,367)	(3,229)	(5,367)	Cash flows approach

(g)	Concentration of Credit Risk and Trade Receivables

Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash and cash equivalents, trade receivables and derivative financial instruments. The Company places its cash and cash equivalents with high credit quality financial institutions and its derivative financial instruments with financial institutions and other firms that management believes have high credit ratings. The Company’s cash and cash equivalents at commercial banking institutions normally exceed federally insured limits. For a discussion of the credit risks associated with the Company’s derivative financial instruments, see Notes 1(p) and 3.

The majority of the Company’s trade receivables are unsecured. Payment terms for all trade receivables are based on the underlying purchase orders, contracts or purchase agreements. Credit losses relating to trade receivables consistently have been within management expectations and historical trends. Uncollected trade receivables are charged-off when identified by management to be unrecoverable. Trade receivables are presented net of the related allowance for doubtful accounts, which totaled $350 and $326 at December 31, 2009 and 2008, respectively. Additions and write-offs to the Company’s allowance for doubtful accounts during the years ended December 31 are as follows:

	2009	2008

Beginning balance	$326	$350
Additions	44	12
Write-offs	(20)	(36)

Ending balance	$350	$326

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements — (Continued)

(h)	Inventories

Inventories are valued principally at the lower of cost, determined using the average cost method, or market. Costs for finished goods and raw materials include materials, labor and production overhead. A summary of inventories is as follows:

	December 31,
	2009	2008

Lime and limestone inventories:
Raw materials	$3,373	$5,314
Finished goods	1,351	1,956

	4,724	7,270
Service parts inventories	4,736	5,027

	$9,460	$12,297

(i)	Property, Plant and Equipment

For major constructed assets, the capitalized cost includes the price paid by the Company for labor and materials plus interest and internal and external project management costs that are directly related to the constructed assets. Machinery and equipment at December 31, 2009 and 2008 included approximately $1,123 and $1,776, respectively, of construction in progress for various capital projects. Mineral reserves and land included $5,598 of quarry development costs incurred through December 31, 2009. No interest costs were capitalized for the years ended December 31, 2009 and 2008. Depreciation of property, plant and equipment is being provided for by the straight-line method over estimated useful lives as follows:

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

The Company reviews its long-lived assets for impairment and, when events or circumstances indicate the carrying amount of an asset may not be recoverable, the Company determines if impairment of value exists. If the estimated undiscounted future net cash flows are less than the carrying amount of the asset, an impairment exists, and an impairment loss must be calculated and recorded. If an impairment exists, the impairment loss is calculated based on the excess of the carrying amount of the asset over the asset’s fair value. Any impairment loss is treated as a permanent reduction in the carrying value of the asset. Through December 31, 2009, no events or circumstances arose that would require the Company to record a provision for impairment of its long-lived assets.

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

The Company recognizes legal obligations for reclamation and remediation associated with the retirement of long-lived assets at their fair value at the time the obligations are incurred (“AROs”). Over time, the liability for AROs is recorded at its present value each period through accretion expense, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, the Company either settles the AROs for the recorded amount or recognizes a gain or loss. As of December 31, 2009 and 2008, the Company’s AROs included in other liabilities were $1,069 and $1,037, respectively, including $52 and $41 of AROs for its natural gas interests as of December 31, 2009 and 2008, respectively. Only $47 of assets associated with the Company’s AROs are not fully depreciated as of December 31, 2009. During 2009 and 2008, the Company spent $17 and $30, and recognized accretion expense of $42 and $41, respectively, on its AROs.

The AROs were estimated based on studies and the Company’s process knowledge and estimates, and are discounted using an appropriate interest rate. The AROs are adjusted when further information warrants an adjustment. The Company estimates annual expenditures of approximately $25 to $100 each in years 2010 through 2014 relating to its AROs.

(l)	Other Assets

Other assets consist of the following:

	December 31,
	2009	2008

Intangible assets	$158	$368
Deferred financing costs	130	151
Other	122	85

	$410	$604

Deferred financing costs are expensed over the life of the related debt.

Intangible assets are amortized over their expected useful lives. Amortization expense for these assets totaled $209, $209 and $203 for the years ended December 31, 2009, 2008 and 2007, respectively. Accumulated amortization at December 31, 2009 and 2008 that was netted against the intangible assets was $789 and $580, respectively. The Company estimates annual amortization expense for intangibles of approximately $133 in 2010, $18 in 2011 and $8 in 2012.

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

In part in response to requirements of environmental regulatory agencies, the Company incurred capital expenditures related to environmental matters of approximately $480 in 2009, $1,000 in 2008 and $1,040 in 2007.

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements — (Continued)

(n)	Income Per Share of Common Stock

The following table sets forth the computation of basic and diluted income per common share:

	Year Ended December 31,
	2009	2008	2007

Net income for basic and diluted income per common share	$13,670	$14,433	$10,446

Weighted-average shares for basic income per common share	6,378,457	6,305,164	6,259,663
Effect of dilutive securities:
Restricted shares of stock	—	25,959	14,625
Employee and director stock options(1)	19,286	31,822	58,414

Adjusted weighted-average shares and assumed exercises for diluted income per common share	6,397,743	6,362,945	6,332,702

Basic net income per common share	$2.14	$2.29	$1.67

Diluted net income per common share	$2.14	$2.27	$1.65

(1)	Excludes 9,500, 53,250 and 10,000 stock options in 2009, 2008 and 2007, respectively, because they were antidilutive because the exercise price exceeded the average per share market price for the periods presented.

(o)	Stock-Based Compensation

The Company expenses all stock-based payments to employees and directors, including grants of stock options and restricted stock, in the Company’s Consolidated Statements of Income based on their fair values. Compensation cost is recognized ratably over the vesting period.

(p)	Derivative Instruments and Hedging Activities

Every derivative instrument (including certain derivative instruments embedded in other contracts) is recorded on the balance sheet as either an asset or liability measured at its fair value. Changes in the derivative’s fair value are recognized currently in earnings unless specific hedge accounting criteria are met. The Company estimates fair value utilizing the cash flows valuation technique. The fair values of derivative contracts that expire in less than one year are recognized as current assets or liabilities. Those that expire in more than one year are recognized as long-term assets or liabilities. Derivative financial instruments that are not accounted for as hedges are adjusted to fair value through income. If the derivative is designated as a cash flow hedge, changes in fair value are recognized in comprehensive income (loss) until the hedged item is recognized in earnings. See Notes 3, 4 and 6.

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

The Company also assesses individual tax positions to determine if they meet the criteria for some or all of the benefits of that position to be recognized in the Company’s financial statements. The Company only recognizes tax positions that meet the more-likely-than-not recognition threshold.

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements — (Continued)

(r)	Comprehensive Income (Loss)

The Company reports and displays comprehensive income (loss) in accordance with US GAAP. See Notes 3, 4 and 6.

(2)	New Accounting Pronouncements

Effective December 31, 2009, the Company adopted the new Financial Accounting Standard (the “FASB”) accounting standard for employers’ disclosures about post-retirement benefit plan assets, which was issued on December 30, 2008. The new standard will require the Company to consider the following objectives in providing more detailed disclosures about the plan assets of the Company’s defined benefit pension plan: (1) how investment decisions are made, (2) the major categories of plan assets, (3) the inputs and valuation techniques used to measure fair values of plan assets, (4) the effect on fair value measurements using Level 3 measurements on changes in plan assets for the period, and (5) significant concentrations of risk within plan assets. The adoption had no effect on the Company’s financial statements.

In December 2008, the SEC announced that it had approved revisions designed to modernize the oil and gas company reserve reporting requirements. The most significant amendments to the requirements include the following:

•	Commodity Prices — Economic producibility of reserves and discounted cash flows will be based on a 12-month average commodity price unless contractual arrangements designate the price to be used.

•	Disclosure of Unproved Reserves — Probable and possible reserves may be disclosed separately on a voluntary basis.

•	Proved Undeveloped Reserve Guidelines — Reserves may be classified as proved undeveloped if there is a high degree of confidence that the quantities will be recovered.

•	Reserve Estimation Using New Technologies - Reserves may be estimated through the use of reliable technology in addition to flow tests and production history.

In January 2010, the FASB issued a new accounting standard to align the reserves calculation and disclosure requirements under US GAAP with the requirements in the new SEC rules. The Company adopted the new standards effective December 31, 2009.

(3)	Banking Facilities and Other Debt

The Company’s credit agreement includes a ten-year $40 million term loan (the “Term Loan”), a ten-year $20 million multiple draw term loan (the “Draw Term Loan”) and a $30 million revolving credit facility (the “Revolving Facility”) (collectively, the “Credit Facilities”). At December 31, 2009, the Company had $322 of letters of credit issued, which count as draws under the Revolving Facility.

The Term Loan requires quarterly principal payments of $833, which began on March 31, 2006, equating to a 12-year amortization, with a final principal payment of $7.5 million due on December 31, 2015. The Draw Term Loan requires quarterly principal payments of $417, based on a 12-year amortization, which began on March 31, 2007, with a final principal payment on December 31, 2015 equal to any remaining principal then outstanding. The Revolving Facility is scheduled to mature on April 2, 2012. The maturity of the Term Loan, the Draw Term Loan and the Revolving Facility can be accelerated if any event of default, as defined under the Credit Facilities, occurs.

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

The Company has a hedge that fixes LIBOR at 4.695% on the outstanding balance of the Term Loan for the period December 30, 2005 through its maturity date, resulting in an interest rate of 5.82% based on the current LIBOR margin of 1.125%. Effective December 30, 2005, the Company also entered into a hedge that fixes LIBOR at 4.875% on 75% of the outstanding balance on the Draw Term Loan through its maturity date, resulting in an interest rate of 6.00% based on the current LIBOR margin of 1.125%. Effective June 30, 2006, the Company entered into a third hedge that fixes LIBOR at 5.50% on the remaining 25% of the outstanding balance of the Draw Term Loan through its maturity date, resulting in an interest rate of 6.625% based on the current LIBOR margin of 1.125%. The hedges have been effective as defined under applicable accounting rules. Therefore, changes in fair value of the interest rate hedges are reflected in comprehensive income (loss). The Company will be exposed to credit losses in the event of non-performance by the counterparty, Wells Fargo Bank, N.A., to the hedges. The Company marked its interest rate hedges to market at December 31, 2009 and December 31, 2008, resulting in liabilities of $3.2 million and $5.4 million, respectively, that are included in accrued expenses ($1.7 million and $1.6 million, respectively) and other liabilities ($1.5 million and $3.8 million, respectively) on the Company’s Consolidated Balance Sheets. The Company paid $1.8 million and $634 in 2009 and 2008, respectively, and received $290 during 2007 in quarterly settlement payments pursuant to its hedges, which amounts were included in interest expense.

Pursuant to a security agreement dated August 25, 2004 (the “Security Agreement”), the Credit Facilities are secured by the Company’s existing and hereafter acquired tangible assets, intangible assets and real property. The Credit Facilities and Security Agreement contain covenants that restrict the incurrence of debt, guarantees and liens and place restrictions on capital investments and the sale of significant assets. The Company is also required to meet a minimum debt service coverage ratio. The Credit Facilities provide that we may pay annual dividends, not to exceed $1.5 million, so long as after such payment, the Company remains solvent and the payment does not cause or result in any default or event of default as defined under the Credit Facilities.

A summary of outstanding debt at the dates indicated is as follows:

	December 31,	December 31,
	2009	2008

Term Loan	$26,666	$30,000
Draw Term Loan	15,000	16,667
Revolving Facility(1)	—	4,687

Subtotal	41,666	51,354
Less current installments	5,000	5,000

Debt, excluding current installments	$36,666	$46,354

(1)	The Company had letters of credit totaling $322 issued on the Revolving Facility at December 31, 2009.

As the Company’s debt bears interest at floating rates, the Company estimates that the carrying values of its debt at December 31, 2009 and 2008 approximate fair value.

Principal amounts payable on the Company’s long-term debt outstanding at December 31, 2009 are as follows:

Total	2010	2011	2012	2013	2014	Thereafter

$41,666	$5,000	$5,000	$5,000	$5,000	$5,000	$16,666

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements — (Continued)

(4)	Accumulated Other Comprehensive Loss

The $2,718 and $3,911 accumulated other comprehensive loss at December 31, 2009 and 2008, respectively, included $2,055 and $3,415, respectively, for the mark-to-market adjustment for the Company’s interest rate hedges, and $663 and $496, respectively, for unfunded projected benefit obligations for the Company’s defined benefit pension plan. See Notes 1(f), 1(p), 1(r), 3 and 6.

(5)	Income Taxes

Income tax expense for the years ended December 31 is as follows:

	2009	2008	2007

Current income tax expense	$2,792	$2,618	$2,087
Deferred income tax expense	1,682	2,360	1,806

Income tax expense	$4,474	$4,978	$3,893

A reconciliation of income taxes computed at the federal statutory rate to income tax expense for the years ended December 31 is as follows:

	2009		2008		2007
		Percent of		Percent of		Percent of
		pretax		pretax		pretax
	Amount	income	Amount	income	Amount	income

Income taxes computed at the federal statutory rate	$6,350	35.0%	$6,794	35.0%	$5,019	35.0%
(Reduction) increase in taxes resulting from:
Statutory depletion in excess of cost depletion	(1,949)	(10.7)	(2,378)	(12.2)	(1,538)	(10.7)
State income taxes, net of federal income tax benefit	180	1.0	424	2.2	309	2.1
Other	(107)	(0.6)	138	0.6	103	0.7

Income tax expense	$4,474	24.7%	$4,978	25.6%	$3,893	27.1%

Generally, US GAAP requires deferred tax assets to be reduced by a valuation allowance if, based on the weight of available evidence, it is “more likely than not” that some portion or all of the deferred tax assets will not be realized. US GAAP requires an assessment of all available evidence, both positive and negative, to determine the amount of any required valuation allowance.

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements — (Continued)

A summary of the Company’s deferred tax liabilities and assets is as follows:

	December 31,	December 31,
	2009	2008

Deferred tax liabilities
Lime and limestone property, plant & equipment	$13,197	$11,575
Natural gas interests drilling costs & equipment	3,921	3,706
Other	284	171

	17,402	15,452
Deferred tax assets
Alternative minimum tax credit carryforwards	(9,171)	(8,914)
Minimum pension liability	(381)	(285)
Fair value liability of interest rate hedges	(1,174)	(1,952)
Other	(650)	(613)

	(11,376)	(11,764)

Deferred tax liabilities, net	$6,026	$3,688

The Company had no federal net operating loss carryforwards at December 31, 2009. At December 31, 2009, the Company had determined that, because of its recent income history and expectations of income in the future, its deferred tax assets were fully realizable. The Company’s federal income tax returns for the year ended December 31, 2007 and subsequent years remain subject to examination. The Company’s income tax returns in certain state income tax jurisdictions remain subject to examination for various periods for the year ended December 31, 2006 and subsequent years.

(6)	Employee Retirement Plans

The Company has a noncontributory defined benefit pension plan (the “Corson Plan”) that covers substantially all union employees previously employed by its wholly-owned subsidiary, Corson Lime Company. In 1997, the Company sold substantially all of the assets of Corson Lime Company, and all benefits for participants in the Corson Plan were frozen. During 1997 and 1998, the Company made contributions to the Corson Plan that were intended to fully fund the benefits earned by the participants. The Company made no contributions to the Corson Plan from 1999 through 2002. In recent years, significant declines in the financial markets have unfavorably impacted plan asset values, resulting in an unfunded projected benefit obligation of $421 and $418 at December 31, 2009 and 2008, respectively. The Company recorded comprehensive loss of $168, net of $96 tax benefit, and $166, net of $95 tax benefit, for the years ended December 31, 2009 and 2008, respectively. The Company made contributions of $333 and $230 to the Corson Plan in 2009 and 2007, respectively. No contribution was made in 2008. The Company expects to make a contribution of $191 in 2010.

In consultation with the investment advisor for the Corson Plan, the administrative committee, consisting of management employees appointed by the Company’s Board of Directors, establishes the investment objective for the Corson Plan’s assets. Plan assets are invested using a total return investment approach, whereby a mix of equity securities, debt securities, other investments and cash and cash equivalents are used to preserve asset values, diversify risk and achieve the target investment return benchmark. Investment strategies and asset allocations are based on careful consideration of plan liabilities, the plan’s funded status and financial condition. Investment performance and asset allocation are measured and monitored on an ongoing basis.

Plan assets are managed in a balanced portfolio composed of two major components: an equity portion and a fixed income portion. The expected role of equity investments is to maximize the long-term real growth of the Corson Plan’s assets, while the role of fixed income investments is to generate current income, provide for more

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements — (Continued)

stable periodic returns and provide some protection against a prolonged decline in the market value of equity investments.

The current target allocations for plan assets are 50-70% for equity securities, 30-50% for fixed income securities and 0-10% for cash and cash equivalents. Equity securities include U.S. and international equity, while fixed income securities include short-duration government agencies and medium-duration bond funds and high-yield bond funds. Other investments include investments in a commodity linked fund and a real estate index fund. The following table sets forth the asset allocation at December 31 for the Corson Plan:

	2009	2008

Equity securities and funds	48.1%	40.4%
Institutional bond funds	29.8	44.6
Other investments	9.4	5.3
Cash and cash equivalents	12.7	9.7

	100.0%	100.0%

The fair values of the Corson Plan assets at December 31, 2009 by asset category are as follows:

Equity securities and funds	$751
Institutional bond funds	611
Other investments	147
Cash and cash equivalents	50

1,559

All fair values of the Corson Plan assets are determined by quoted prices on active markets for identical assets (Level 1).

The following table sets forth the funded status at December 31 of the Corson Plan accrued pension benefits:

	2009	2008

Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$1,510	$1,729
Interest cost	102	104
Actuarial gain (loss) on plan assets	485	(206)
Benefits paid	(117)	(117)

Projected benefit obligation at end of year	$1,980	$1,510

Change in plan assets:
Fair value of plan assets at beginning of year	$1,092	$1,595
Employer contribution	333	—
Actual gain (loss) on plan assets	251	(386)
Benefits paid	(117)	(117)

Fair value of plan assets at end of year	$1,559	$1,092

Underfunded status	$(421)	$(418)

Accumulated benefit obligation	$1,980	$1,510

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements — (Continued)

The net liability recognized in the Consolidated Balance Sheets at December 31 consists of the following:

	2009	2008

Accrued benefit cost	$421	$418

The weighted average assumptions used in the measurement of the Corson Plan benefit obligation at December 31 are as follows:

	2009	2008

Discount rate	5.65%	7.00%
Expected long-term return on plan assets	7.75%	7.75%

The following table provides the components of the Corson Plan net periodic benefit cost:

	Year Ended December 31,
	2009	2008	2007

Interest cost	$102	$104	$97
Expected return on plan assets	(99)	(133)	(114)
Amortization of net actuarial loss	68	53	50

Net periodic benefit cost	$71	$24	$33

The Company expects benefit payments of $129 in 2010, $126 in 2011, $132 in 2012, $141 in 2013, $145 in 2014 and $745 for years 2015-2018.

The Company has a contributory retirement (401(k)) savings plan for nonunion employees. Company contributions to the plan were $86, $83 and $86 in 2009, 2008 and 2007, respectively. The Company also has contributory retirement (401(k)) savings plans for union employees of Arkansas Lime Company and Texas Lime Company. The Company contributions to these plans were $44, $54 and $56 in 2009, 2008 and 2007, respectively.

(7)	Stock-Based Compensation

On April 27, 2001, the Company implemented the 2001 Long-Term Incentive Plan (the “2001 Plan”). Effective March 6, 2009, the Company amended and restated the 2001 Plan (the “Amended and Restated Plan”) subject to shareholder approval, to, among other things, add 175,000 shares of the Company’s common stock to the number of shares available for grant, provide for dollar-denominated cash awards, including performance-based awards providing for the payment of cash bonuses upon the attainment of stated performance goals over a stated performance period that are intended to qualify for the performance-based compensation exception to the deductibility limits set forth in Section 162(m) of the Internal Revenue Code (the “Code), and revise the business criteria the Compensation Committee of the Board of Directors may use in designing performance goals for performance-based equity and cash awards for purposes of Section 162(m) of the Code. The shareholders approved the Amended and Restated Plan at the 2009 annual meeting of shareholders May 1, 2009. In addition to stock options, restricted stock and cash awards, the Amended and Restated Plan provides for the grant of stock appreciation rights, deferred stock and other stock-based awards to directors, officers, employees and consultants.

The number of shares of common stock that may be subject to outstanding awards granted under the Amended and Restated Plan (determined immediately after the grant of any award) may not exceed 650,000 from the inception of the 2001 Plan. In addition, no individual may receive awards in any one calendar year relating to more than 100,000 shares of common stock. Stock options granted under the Amended and Restated Plan expire ten years from the date of grant and generally become exercisable, or vest, over periods of zero to three years from the grant date. Restricted stock generally vests over periods of one-half to five years.

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements — (Continued)

The Company recognizes compensation cost ratably over the vesting period for all stock-based awards. Upon the exercise of stock options, the Company issues common stock from its non-issued authorized or treasury shares that have been reserved for issuance pursuant to the Amended and Restated Plan.

At December 31, 2009, the number of shares of common stock remaining available for future grant as either stock options or restricted stock under the Amended and Restated Plan was 196,446.

The Company recorded $576, $627 and $595 for stock-based compensation expense related to stock options and shares of restricted stock for 2009, 2008 and 2007, respectively. The amounts included in cost of revenues were $123, $127 and $88, and in selling, general and administrative expense were $453, $500 and $507, for 2009, 2008 and 2007, respectively.

A summary of the Company’s stock option and restricted stock activity and related information for the year ended December 31, 2009 and certain other information for the years ended December 31, 2009, 2008 and 2007 are as follows:

		Weighted			Weighted
		Average	Aggregate		Average
	Stock	Exercise	Intrinsic	Restricted	Grant-Date
	Options	Price	Value	Stock	Fair Value

Outstanding (stock options); non-vested (restricted stock) at December 31, 2008	106,907	$19.95	$742	21,517	$29.12
Granted	9,500	35.20	—	17,510	28.76
Exercised (stock options); vested (restricted stock)	(49,715)	17.71	—	(15,117)	28.63
Forfeited	—	—	—	(190)	26.58

Outstanding (stock options); non-vested (restricted stock) at December 31, 2009	66,692	$23.79	$735	23,720	$29.19

Exercisable at December 31, 2009	66,692	$23.79	$735	n/a	n/a

	2009	2008	2007

Weighted average fair value of stock options granted during the year	$7.21	$7.48	$11.28

Weighted average remaining contractual life for stock options in years	6.33	6.75	7.49

Total fair value of stock options vested during the year	$99	$158	$220
Total intrinsic value of stock options exercised during the year	$1,079	$599	$2,868
Total fair value of restricted stock vested during the year	$477	$469	$375

There were no non-vested stock options at December 31, 2009. The total compensation cost not yet recognized for restricted stock at December 31, 2009 was approximately $572, which will be recognized over the weighted average of 1.66 years.

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes information about stock options outstanding at December 31, 2009:

			Outstanding		Exercisable
				Weighted		Weighted
	Weighted Avg. Remaining			Avg.		Avg.
Range of Exercise	Contractual Life (Yrs.)		Number of	Exercise	Number of	Exercise
Prices	Outstanding	Exercisable	Shares	Price	Shares	Price

$3.26-8.56	3.85	3.85	15,674	$5.99	15,674	$5.99
$13.16-13.31	5.16	5.16	7,833	$13.20	7,833	$13.20
$27.98-37.70	7.45	7.45	43,185	$31.79	43,185	$31.79

	6.33	6.33	66,692	$23.79	66,692	$23.79

The fair value for the stock options was estimated at the date of grant using a lattice-based option valuation model, with the following weighted average assumptions for the 2009, 2008 and 2007 grants: risk-free interest rates of 1.31% to 1.38% in 2009, 1.07% to 2.69% in 2008 and 3.35% to 4.60% in 2007; a dividend yield of 0%; and a volatility factor of .257 to .427 in 2009, .365 to .456 in 2008 and .476 to .497 in 2007. In addition, the fair value of these options was estimated based on an expected life of three years. The fair value of restricted stock is based on the closing per share price of the Company’s common stock on the date of grant.

(8)	Commitments and Contingencies

The Company leases some of the equipment used in its operations under operating leases. Generally, the leases are for periods varying from one to five years and are renewable at the option of the Company. The Company also has a lease for corporate office space. Total lease and rent expense was $1,714 for 2009, $2,154 for 2008, and $1,804 for 2007. As of December 31, 2009, future minimum payments under operating leases that were either non-cancelable or subject to significant penalty upon cancellation were $1,438 for 2010, $1,346 for 2011, $1,030 for 2012, $671 for 2013, $594 for 2014, and $581 thereafter.

The Company is party to lawsuits and claims arising in the normal course of business, none of which, in the opinion of management, is expected to have a material adverse effect on the Company’s financial condition, results of operations, cash flows or competitive position.

The Company is not contractually committed to any planned capital expenditures until actual orders are placed for equipment or services. As of December 31, 2009, the Company had approximately $2,100 of commitments for the drilling and completion of natural gas wells. The Company’s accounts payable and accrued expenses as of December 31, 2009 also included approximately $1,504 for capital expenditures incurred late in the year, primarily for drilling natural gas wells.

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

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements — (Continued)

Operating results and certain other financial data for the years ended December 31, 2009, 2008 and 2007 for the Company’s two business segments are as follows:

	2009	2008	2007

Revenues
Lime and limestone operations	$110,406	$126,165	$116,569
Natural gas interests	6,925	16,191	8,667

Total revenues	$117,331	$142,356	$125,236

Depreciation, depletion and amortization
Lime and limestone operations	$12,081	$11,889	$11,522
Natural gas interests	1,001	1,146	942

Total depreciation, depletion and amortization	$13,082	$13,035	$12,464

Gross profit
Lime and limestone operations	$24,344	$18,178	$19,952
Natural gas interests	4,409	13,105	6,064

Total gross profit	$28,753	$31,283	$26,016

Identifiable assets, at year end
Lime and limestone operations	$140,493	$149,058	$147,443
Natural gas interests	12,746	13,417	8,087
Unallocated corporate assets and cash items	18,831	3,654	2,697

Total identifiable assets	$172,070	$166,129	$158,227

Capital expenditures
Lime and limestone operations	$6,353	$9,846	$13,809
Natural gas interests	300	5,914	4,418

Total capital expenditures	$6,653	$15,760	$18,227

(10)	Acquisitions

In December 2008, the Company acquired the assets of a lime slurry operation in Ft. Worth, Texas for approximately $2,654, including approximately $715 for accounts receivable and inventory. The purchase price was reduced $125 in 2009 upon final settlement of the value of the accounts receivable and inventory purchased.

(11)	Supplementary Financial Information for Oil and Gas Producing Activities

Results of Operations from Oil and Gas Producing Activities

The Company’s natural gas interests consist of royalty and non-operating working interests in wells drilled on the Company’s approximately 3,800 acres of land located in Johnson County, Texas in the Barnett Shale Formation. The Company also has royalty and non-operating working interests in wells drilled from drillsites on the Company’s property under a lease covering approximately 538 acres of land contiguous to the Company’s Johnson County,

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements — (Continued)

Texas property. The following sets forth certain information with respect to the Company’s results of operations and costs incurred for its natural gas interests for the years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007

Results of Operations
Revenues	$6,925	$16,191	$8,667
Production and operating costs	1,515	1,940	1,661
Depreciation and depletion	1,001	1,146	942
Results of operations before income taxes	4,409	13,105	6,064
Income tax expense	1,226	4,056	1,773

Results of operations (excluding corporate overhead and interest costs)	$3,183	$9,049	$4,291

Costs Incurred
Development costs incurred	$1,262	$5,938	$4,039
Exploration costs	—	—	—
Capitalized asset retirement costs	$3	$41	$21
Property acquisition costs	$22	—	—
Capitalized Costs
Natural gas properties — proved	$15,080	$13,748	$7,813
Less: accumulated depreciation and depletion	3,419	2,413	1,269

Net capitalized costs for natural gas properties	$11,661	$11,335	$6,544

Unaudited Oil and Natural Gas Reserve and Standardized Measure Information

The independent petroleum engineering firm of DeGolyer and MacNaughton has been retained by the Company to estimate its proved natural gas reserves as of December 31, 2009. No events have occurred since December 31, 2009 that would have a material effect on the estimated proved reserves.

In accordance with US GAAP and SEC rules and regulations, the following information is presented with regard to the Company’s natural gas reserves, all of which are proved and located in the United States. These rules require inclusion, as a supplement to the basic financial statements, of a standardized measure of discounted future net cash flows relating to proved gas reserves. The standardized measure, in management’s opinion, should be examined with caution. The basis for these disclosures is independent petroleum engineers’ reserve studies, which contain imprecise estimates of quantities and rates of production of reserves. Revision of estimates can have a significant impact on the results. Also, development and production improvement costs in one year may significantly change previous estimates of proved reserves and their valuation. Values of unproved properties and anticipated future price and cost increases or decreases are not considered. Therefore, the standardized measure is not necessarily a “best estimate” of the fair value of gas properties or of future net cash flows.

In calculating the future net cash flows for its royalty and non-operating working interests in the table below as of December 31, 2009 the Company utilized a 12-month average price, as now required by US GAAP, of $4.04 per MCF of natural gas and $23.20 per BBL of natural gas liquids. For calculating the future net cash flows as of December 31, 2008 and 2007, the Company utilized year-end natural gas prices per MCF at such dates of $7.06 and $7.68, respectively, and year-end natural gas liquids price of $20.07 per BBL of natural gas liquids for 2008. Utilizing year-end prices of natural gas and natural gas liquids for December 31, 2009 would have resulted in proved reserves of 13.8 BCF of natural gas and 1.9 MMBBLS of natural gas liquids.

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements — (Continued)

Unaudited Summary of Changes in Proved Reserves

		Natural Gas		Natural Gas
	Natural Gas	Liquids	Natural Gas	Liquids	Natural Gas
	(BCF)	(MMBBLS)	(BCF)	(MMBBLS)	(BCF)
	2009	2009	2008	2008	2007

Proved reserves — beginning of year	16.4	0.6	18.0	—	7.9
Revisions of previous estimates	(2.6)	1.1	(2.3)	—	0.2
Extensions and discoveries	0.5	0.1	2.2	0.6	11.0
Production	(1.0)	0.0	(1.5)	—	(1.1)

Proved reserves — end of year	13.3	1.8	16.4	0.6	18.0

Proved developed reserves — end of year	8.9	1.2	12.0	0.4	9.7

Unaudited Standardized Measure of Discounted Future Net Cash Flows

	2009	2008	2007

Future estimated gross revenues	$96,187	$128,485	$137,848
Future estimated production and development costs	(28,035)	(38,495)	(33,921)

Future estimated net revenues	68,152	89,990	103,927
Future estimated income tax expense	(19,588)	(25,759)	(30,320)

Future estimated net cash flows	48,564	64,231	73,607
10% annual discount for estimated timing of cash flows	(25,488)	(33,512)	(39,577)

Standardized measure of discounted future estimated net cash flows	$23,076	$30,719	$34,030

Unaudited Changes in Standardized Measure of Discounted Future Net Cash Flows

	2009	2008	2007

Standardized measure — beginning of year	$30,719	$34,030	$12,614
Net change in sales prices and production costs	(12,735)	(11,600)	5,584
Sales of natural gas produced, net of production costs	(5,065)	(5,174)	(5,649)
Extensions and discoveries, net of related costs	3,357	9,212	31,590
Future development costs	(2,094)	(3,216)	(4,373)
Net change due to changes in quantity estimates	7,789	2,259	600
Previously estimated development costs incurred	272	4,800	3,523
Net change in income taxes	3,012	1,698	(8,724)
Accretion of discount	1,623	3,747	1,561
Timing of production of reserves and other	(3,802)	(5,037)	(2,696)

Standardized measure — end of year	$23,076	$30,719	$34,030

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements — (Continued)

(12)	Summary of Quarterly Financial Data (unaudited)

	2009
	March 31,	June 30,	September 30,	December 31,

Revenues
Lime and limestone operations	$26,513	$27,639	$29,871	$26,383
Natural gas interests	1,800	1,497	1,742	1,886

	$28,313	$29,136	$31,613	$28,269
Gross profit
Lime and limestone operations	$5,170	$5,949	$7,482	$5,743
Natural gas interests	1,057	863	1,152	1,337

	$6,227	$6,812	$8,634	$7,080
Net income	$2,736	$3,406	$4,495	$3,033
Basic income per common share	$0.43	$0.54	$0.71	$0.47
Diluted income per common share	$0.43	$0.53	$0.70	$0.47

	2008
	March 31,	June 30,	September 30,	December 31,

Revenues
Lime and limestone operations	$30,581	$36,420	$33,602	$25,562
Natural gas interests	2,654	4,763	5,324	3,450

	$33,235	$41,183	$38,926	$29,012
Gross profit
Lime and limestone operations	$4,591	$7,134	$4,613	$1,840
Natural gas interests	2,174	4,030	4,325	2,576

	$6,765	$11,164	$8,938	$4,416
Net income	$2,843	$6,057	$4,475	$1,058
Basic income per common share	$0.45	$0.96	$0.71	$0.17
Diluted income per common share	$0.45	$0.95	$0.70	$0.17

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A.	CONTROLS AND PROCEDURES.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Additionally, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

As of December 31, 2009, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

Grant Thornton LLP, the Company’s independent registered public accounting firm, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting. This report appears on page 27.

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

The information appearing under “Election of Directors,” “Nominees for Director,” “Executive Officers Who Are Not Also Not Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” in the definitive Proxy Statement for the Company’s 2010 Annual Meeting of Shareholders (the “2010 Proxy Statement”) is hereby incorporated by reference in answer to this Item 10. The Company anticipates it will file the 2010 Proxy Statement with the SEC on or before April 9, 2010.

ITEM 11.	EXECUTIVE COMPENSATION.

The information appearing under “Executive Compensation” and “Compensation of Directors” in the 2010 Proxy Statement is hereby incorporated by reference in answer to this Item 11.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information appearing under “Voting Securities and Principal Shareholders,” “Shareholdings of Company Directors and Executive Officers” and “Executive Compensation” in the 2010 Proxy Statement is hereby incorporated by reference in answer to this Item 12.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information appearing under “Voting Securities and Principal Shareholders” and “Corporate Governance” in the 2010 Proxy Statement is hereby incorporated by reference in answer to this Item 13.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information appearing under “Independent Auditors” in the 2010 Proxy Statement is hereby incorporated by reference in answer to this Item 14.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) 1. The following financial statements are included in Item 8:

Reports of Independent Registered Public Accounting Firm

Consolidated Financial Statements:

Consolidated Balance Sheets as of December, 31, 2009 and 2008;

Consolidated Statements of Income for the Years Ended December 31, 2009, 2008 and 2007;

Consolidated Statement of Stockholders’ Equity for the Years Ended December, 31, 2009, 2008 and 2007;

Consolidated Statements of Cash Flows for the Years Ended December 31, 2009, 2008 and 2007; and

Notes to Consolidated Financial Statements.

2. All financial statement schedules are omitted because they are not applicable or are immaterial or the required information is presented in the consolidated financial statements or the related notes.

3. The following documents are filed with or incorporated by reference into this Report:

3.1	Articles of Amendment to the Articles of Incorporation of Scottish Heritable, Inc. dated as of January 25, 1994 (incorporated by reference to Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993, File Number 000-4197).
3.2	Restated Articles of Incorporation of the Company dated as of May 14, 1990 (incorporated by reference to Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993, File Number 000-4197).
3.3	Composite Copy of Bylaws of the Company dated as of December 31, 1991 (incorporated by reference to Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991, File Number 000-4197).

10.1		United States Lime & Minerals, Inc. 2001 Long-Term Incentive Plan (incorporated by reference to Exhibit B to the Company’s definitive Proxy Statement for its Annual Meeting of Shareholders held on April 27, 2001, File Number 000-4197).
10	.1.1	Form of stock option grant agreement under the United States Lime & Minerals, Inc. 2001 Long-Term Incentive Plan, as Amended and Restated (incorporated by reference to Exhibit 10.2.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, File Number 000-4197).
10	.1.2	Form of restricted stock grant agreement under the United States Lime & Minerals, Inc. 2001 Long-Term Incentive Plan, as Amended and Restated (incorporated by reference to Exhibit 10.2.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, File Number 000-4197).
10	.1.3	United States Lime & Minerals, Inc. 2001 Long-Term Incentive Plan, as Amended and Restated (incorporated by reference to Exhibit A to the Company’s definitive Proxy Statement for its Annual Meeting of Shareholders held on May 1, 2009, File Number 000-4197).
10.2		Employment Agreement dated as of October 11, 1989 between the Company and Bill R. Hughes (incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, File Number 000-4197).
10	.2.1	Amendment No. 1 dated as of February 1, 2008 to Employment Agreement dated as of October 11, 1989 between the Company and Bill R. Hughes (incorporated by reference to Exhibit 10.3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, File Number 000-4197).
10.3		Employment Agreement dated as of April 17, 1997 between the Company and Johnney G. Bowers (incorporated by reference to Exhibit 10(o) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File Number 000-4197).
10.4		Employment Agreement dated as December 8, 2000 between the Company and Timothy W. Byrne (incorporated by reference to Exhibit 10(s) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, File Number 000-4197).
10	.4.1	Amended and Restated Employment Agreement dated as of May 2, 2003 between the Company and Timothy W. Byrne (incorporated by reference to Exhibit 10.8.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, File Number 000-4197).
10	.4.2	Amendment No. 1 dated as of December 29, 2006 to Amended and Restated Employment Agreement dated as of May 2, 2003 between the Company and Timothy W. Byrne. (Incorporated by reference to Exhibit 10.7.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, File Number 000-4197).
10	.4.3	Employment Agreement effective as of January 1, 2009 between United States Lime & Minerals, Inc. and Timothy W. Byrne, including Cash Performance Bonus Award Agreement dated as of January 1, 2009 between United States Lime and Minerals, Inc. and Timothy W. Byrne, set forth as Exhibit A thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 19, 2008, File Number 000-4197).
10.5		Registration Rights Agreement dated as of August 5, 2003 by and among United States Lime & Minerals, Inc. and Credit Trust S.A.L., ABB Finance Limited and R.S. Beall Capital Partners, LP (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, File Number 000-4197).
10.5		Oil and Gas Lease Agreement dated as of May 28, 2004 between Texas Lime Company and EOG Resources, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, File Number 000-4197).
10.7		Credit Agreement dated as of August 25, 2004 among United States Lime & Minerals, Inc., each Lender from time to time a party thereto, and Wells Fargo Bank, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 31, 2004, File Number 000-4197).

10.8	Security Agreement dated as of August 25, 2004 among United States Lime & Minerals, Inc., Arkansas Lime Company, Colorado Lime Company, Texas Lime Company and U. S. Lime Company — Houston, in favor of Wells Fargo Bank, N. A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 31, 2004, File Number 000-4197).
10.9	Second Amendment to Credit Agreement dated as of October 19, 2005 among United States Lime & Minerals, Inc., each Lender from time to time a party thereto, and Wells Fargo Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated October 20, 2005, File Number 000-4197).
10.10	Termination Agreement effective October 14, 2005 entered into by and between United States Lime & Minerals, Inc. and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated October 20, 2005, File Number 000-4197).
10.11	Amended and Restated Confirmation dated October 14, 2005 entered into by and between United States Lime & Minerals, Inc. and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated October 20, 2005, File Number 000-4197).
10.12	Third Amendment to Credit Agreement dated as of March 30, 2007 among United States Lime & Minerals, Inc., each Lender from time to time a party thereto, and Wells Fargo Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 30, 2007, File Number 000-4197).
21.1	Subsidiaries of the Company.
23.1	Consent of Independent Registered Public Accounting Firm.
23.2	Consent of Independent Petroleum Engineers.
31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer.
32.1	Section 1350 Certification by Chief Executive Officer.
32.2	Section 1350 Certification by Chief Financial Officer.
99.1	Report of Independent Petroleum Engineering Firm.

Exhibits 10.1 through 10.4.3 are management contracts or compensatory plans or arrangements required to be filed as exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED STATES LIME & MINERALS, INC.

By:	/s/ Timothy W. Byrne
Timothy W. Byrne,
President and Chief Executive Officer

Date: March 2, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 2, 2010	By:	/s/ Timothy W. Byrne Timothy W. Byrne, President, Chief Executive Officer, and Director (Principal Executive Officer)

Date: March 2, 2010	By:	/s/ M. Michael Owens M. Michael Owens, Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: March 2, 2010	By:	/s/ Edward A. Odishaw Edward A. Odishaw, Director

Date: March 2, 2010	By:	/s/ Antoine M. Doumet Antoine M. Doumet, Director and Chairman of the Board

Date: March 2, 2010	By:	/s/ Wallace G. Irmscher Wallace G. Irmscher, Director

Date: March 2, 2010	By:	/s/ Richard W. Cardin Richard W. Cardin, Director

EXHIBIT INDEX

21	SUBSIDIARIES OF THE COMPANY.
23.1	CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM.
23.2	CONSENT OF INDEPENDENT PETROLEUM ENGINEERS.
31.1	RULE 13a-14(a)/15d-14(a) CERTIFICATION BY CHIEF EXECUTIVE OFFICER.
31.2	RULE 13a-14(a)/15d-14(a) CERTIFICATION BY CHIEF FINANCIAL OFFICER.
32.1	SECTION 1350 CERTIFICATION BY CHIEF EXECUTIVE OFFICER.
32.2	SECTION 1350 CERTIFICATION BY CHIEF FINANCIAL OFFICER.
99.1	REPORT OF INDEPENDENT PETROLEUM ENGINEERS.