Form 10-Q
period 2010-03-31
UNITED STATES LIME & MINERALS INC
filed 2010-04-30
CIK 82020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of April 29, 2010, 6,399,349 shares of common stock, $0.10 par value, were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS
UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)
(Unaudited)

	March 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$18,213	$16,466
Trade receivables, net	17,975	13,365
Inventories	9,041	9,460
Prepaid expenses and other current assets	965	1,469

Total current assets	46,194	40,760

Property, plant and equipment, at cost	226,472	224,855
Less accumulated depreciation and depletion	(97,153)	(93,955)

Property, plant and equipment, net	129,319	130,900

Other assets, net	351	410

Total assets	$175,864	$172,070

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of debt	$5,000	$5,000
Accounts payable	5,296	6,122
Accrued expenses	5,426	5,028

Total current liabilities	15,722	16,150

Debt, excluding current installments	35,416	36,666
Deferred tax liabilities, net	6,672	6,026
Other liabilities	3,549	3,247

Total liabilities	61,359	62,089

Stockholders’ equity:
Common stock	641	640
Additional paid-in capital	15,732	15,619
Accumulated other comprehensive loss	(2,883)	(2,718)
Retained earnings	101,346	96,684
Less treasury stock, at cost	(331)	(244)

Total stockholders’ equity	114,505	109,981

Total liabilities and stockholders’ equity	$175,864	$172,070

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands of dollars, except per share amounts)
(Unaudited)

	QUARTER ENDED
	March 31,
	2010		2009
Revenues
Lime and limestone operations	$31,481	93.7%	$26,513		93.6%
Natural gas interests	2,134	6.3%	1,800		6.4%

	33,615	100.0%	28,313		100.0%
Cost of revenues:
Labor and other operating expenses	20,921	62.2%	18,714		66.1%
Depreciation, depletion and amortization	3,174	9.5%	3,372		11.9%

	24,095	71.7%	22,086		78.0%

Gross profit	9,520	28.3%	6,227		22.0%

Selling, general and administrative expenses	2,365	7.0%	1,922		6.8%

Operating profit	7,155	21.3%	4,305		15.2%

Other expense (income):
Interest expense	654	1.9%	750		2.6%
Other, net	(2)	(0.0)%		(2)	(0.0)%

	652	1.9%	748		2.6%

Income before income taxes	6,503	19.4%	3,557		12.6%

Income tax expense	1,841	5.5%	821		2.9%

Net income	$4,662	13.9%	$2,736		9.7%

Income per share of common stock:

Basic	$0.73		$0.43

Diluted	$0.73		$0.43

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)
(Unaudited)

	QUARTER ENDED
	MARCH 31,
	2010	2009
Operating Activities:
Net income	$4,662	$2,736
Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation, depletion and amortization	3,270	3,483
Amortization of financing costs	5	4
Deferred income taxes	740	450
Gain on disposition of assets	(3)	(7)
Stock-based compensation	114	103
Changes in operating assets and liabilities:
Trade receivables	(4,610)	1,513
Inventories	418	48
Prepaid expenses and other current assets	504	156
Other assets	2	(39)
Accounts payable and accrued expenses	930	(2,125)
Other liabilities	(179)	(109)

Net cash provided by operating activities	5,853	6,213

Investing Activities:
Purchase of property, plant and equipment	(2,772)	(1,747)
Proceeds from sale of property, plant and equipment	3	97

Net cash used in investing activities	(2,769)	(1,650)

Financing Activities:
Repayment of revolving credit facilities	—	(1,687)
Repayments of term loans	(1,250)	(1,251)
Purchase of treasury shares	(87)	(23)

Net cash used in financing activities	(1,337)	(2,961)

Net increase in cash and cash equivalents	1,747	1,602
Cash and cash equivalents at beginning of period	16,466	836

Cash and cash equivalents at end of period	$18,213	$2,438

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Basis of Presentation
The condensed consolidated financial statements included herein have been prepared by the Company without independent audit. In the opinion of the Company’s management, all adjustments of a normal and recurring nature necessary to present fairly the financial position, results of operations and cash flows for the periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2009. The results of operations for the three-month period ended March 31, 2010 are not necessarily indicative of operating results for the full year.
2. Organization
The Company is headquartered in Dallas, Texas, and operates through two business segments. Through its lime and limestone operations, the Company is a manufacturer of lime and limestone products, supplying primarily the construction, steel, municipal sanitation and water treatment, aluminum, paper, utilities, glass, roof shingle and agriculture industries. The Company operates lime and limestone plants and distribution facilities in Arkansas, Colorado, Louisiana, Oklahoma and Texas through its wholly owned subsidiaries, Arkansas Lime Company, Colorado Lime Company, Texas Lime Company, U.S. Lime Company, U.S. Lime Company — Shreveport, U.S. Lime Company — St. Clair and U.S. Lime Company — Transportation.
In addition, through its wholly owned subsidiary, U.S. Lime Company — O & G, LLC (“U.S. Lime O & G”), under a lease agreement (the “O & G Lease”), the Company has royalty interests ranging from 15.4% to 20% and a 20% non-operating working interest, resulting in an overall average revenue interest of 34.6%, with respect to oil and gas rights in wells drilled on the Company’s approximately 3,800 acres of land located in Johnson County, Texas, in the Barnett Shale Formation. Through U. S. Lime O & G, the Company also has a drillsite and production facility lease agreement and subsurface easement (the “Drillsite Agreement”) relating to approximately 538 acres of land contiguous to the Company’s Johnson County, Texas property. Pursuant to the Drillsite Agreement, the Company receives a 3% royalty interest and a 12.5% non-operating working interest in any wells drilled from two pad sites located on the Company’s property.
3. Accounting Policies
Revenue Recognition. The Company recognizes revenue for its lime and limestone operations in accordance with the terms of its purchase orders, contracts or purchase agreements, which are upon shipment, and when payment is considered probable. The Company’s returns and allowances are minimal. Revenues include external freight billed to customers with related costs in cost of revenues. External freight billed to customers included in first quarter 2010 and 2009 revenues was $7.0 million and $5.7 million, respectively, which approximates the amount of external freight billed to customers included in cost of revenues. Sales taxes billed to customers are not included in revenues. For its natural gas interests, the Company recognizes revenue in the month of production and delivery.
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

Fair Values of Financial Instruments. Under US GAAP, fair value is defined as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” US GAAP requires the Company to apply valuation techniques that (1) place greater reliance on observable inputs and less reliance on unobservable inputs and (2) are consistent with the market approach, the income approach, and/or the cost approach. The Company’s financial liabilities measured at fair value on a recurring basis at March 31, 2010 and December 31, 2009 are summarized below (in thousands):

			Significant Other
			Observable Inputs (Level 2)
	March 31,	December 31,	March 31,	December 31,	Valuation
	2010	2009	2010	2009	Technique
Interest rate swap liabilities	$(3,488)	(3,229)	(3,488)	(3,229)	Cash flows approach

The primary observable inputs for valuing the Company’s interest rate swaps are LIBOR interest rates.
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
The following table sets forth operating results and certain other financial data for the Company’s two business segments (in thousands):

	Quarter Ended
	March 31,
	2010	2009
Revenues
Lime and limestone operations	$31,481	$26,513
Natural gas interests	2,134	1,800

Total revenues	$33,615	$28,313

Depreciation, depletion and amortization
Lime and limestone operations	$3,016	$3,082
Natural gas interests	158	290

Total depreciation, depletion and amortization	$3,174	$3,372

Gross profit
Lime and limestone operations	$7,904	$5,170
Natural gas interests	1,616	1,057

Total gross profit	$9,520	$6,227

Capital expenditures
Lime and limestone operations	$1,709	$1,609
Natural gas interests	1,063	138

Total capital expenditures	$2,772	$1,747

5. Income Per Share of Common Stock
The following table sets forth the computation of basic and diluted income per common share (in thousands, except per share amounts):

	Quarter Ended
	March 31,
	2010	2009
Numerator:
Income for basic and diluted income per common share	$4,662	$2,736

Denominator:
Weighted-average shares for basic income per share	6,397	6,352

Effect of dilutive securities:
Employee and director stock options (1)	17	19

Adjusted weighted-average shares and assumed exercises for diluted income per share	6,414	6,371

Income per share of common stock:
Basic	$0.73	$0.43
Diluted	$0.73	$0.43

(1)
Options to acquire 2 and 53.9 shares of common stock were excluded from the calculation of dilutive securities for the quarters ended March 31, 2010 and March 31, 2009, respectively, because they were anti-dilutive because the exercise price exceeded the average per share market price for the periods presented.

6. Comprehensive Income and Accumulated Other Comprehensive Loss
The following table presents the components of comprehensive income (in thousands):

	Quarter Ended
	March 31,
	2010	2009
Net income	$4,662	$2,736
Change in fair value of interest rate hedges	(165)	278

Comprehensive income	$4,497	$3,014

Accumulated other comprehensive loss consisted of the following (in thousands):

	March 31,	December 31,
	2010	2009
Mark-to-market adjustment for interest rate hedges, net of tax benefit	$(2,220)	$(2,055)
Minimum pension liability adjustment, net of tax benefit	(663)	(663)

Accumulated other comprehensive loss	$(2,883)	$(2,718)

7. Inventories
Inventories are valued principally at the lower of cost, determined using the average cost method, or market. Costs for raw materials and finished goods include materials, labor, and production overhead. Inventories consisted of the following (in thousands):

	March 31,	December 31,
	2010	2009
Lime and limestone inventories:
Raw materials	$2,916	$3,373
Finished goods	1,467	1,351

	4,383	4,724
Service parts inventories	4,658	4,736

Total inventories	$9,041	$9,460

8. Banking Facilities and Other Debt
The Company’s credit agreement includes a ten-year $40 million term loan (the “Term Loan”), a ten-year $20 million multiple draw term loan (the “Draw Term Loan”) and a $30 million revolving credit facility (the “Revolving Facility”) (collectively, the “Credit Facilities”). At March 31, 2010, the Company had $322 thousand of letters of credit issued, which count as draws under the Revolving Facility.
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
The Company has a hedge that fixes LIBOR at 4.695% on the outstanding balance of the Term Loan for the period December 30, 2005 through its maturity date, resulting in an interest rate of 5.82% based on the current LIBOR margin of 1.125%. Effective December 30, 2005, the Company also entered into a hedge that fixes LIBOR at 4.875% on 75% of the outstanding balance on the Draw Term Loan through its maturity date, resulting in an interest rate of 6.00% based on the current LIBOR margin of 1.125%. Effective June 30, 2006, the Company entered into a third hedge that fixes LIBOR at 5.50% on the remaining 25% of the outstanding balance of the Draw Term Loan through its maturity date, resulting in an interest rate of 6.625% based on the current LIBOR margin of 1.125%. The hedges have been effective as defined under applicable accounting rules. Therefore, changes in fair value of the interest rate hedges are reflected in comprehensive income (loss). The Company will be exposed to credit losses in the event of non-performance by the counterparty, Wells Fargo Bank, N.A., to the hedges. Due to interest rate declines, the Company marked its interest rate hedges to market at March 31, 2010 and December 31, 2009, resulting in liabilities of $3.5 million and $3.2 million, respectively, that are included in accrued expenses ($1.7 million at both dates) and other liabilities ($1.8 million and $1.5 million, respectively) on the Company’s Condensed Consolidated Balance Sheets. The Company paid $476 thousand and $395 thousand in the first quarters 2010 and 2009, respectively, in quarterly settlement payments pursuant to its hedges, which amounts were included in interest expense.

A summary of outstanding debt at the dates indicated is as follows (in thousands):

	March 31,	December 31,
	2010	2009
Term Loan	$25,833	$26,666
Draw Term Loan	14,583	15,000
Revolving Facility (1)	—	—

Subtotal	40,416	41,666
Less current installments	5,000	5,000

Debt, excluding current installments	$35,416	$36,666

(1)	The Company had letters of credit totaling $322 issued on the Revolving Facility at March 31, 2010 and December 31, 2009.
As the Company’s debt bears interest at floating rates, the Company estimates that the carrying values of its debt at March 31, 2010 and December 31, 2009 approximate fair value.
9. Income Taxes
The Company has estimated that its effective income tax rate for 2010 will be approximately 28.3%. As in prior periods, the primary reason for the effective rate being below the federal statutory rate is due to statutory depletion, which is allowed for income tax purposes and is a permanent difference between net income for financial reporting purposes and taxable income. The Company’s effective income tax rate for 2010 increased compared to its 2009 rate primarily because of the $2.9 million increase in income before income taxes in the current year period compared to the prior year period.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements. Any statements contained in this Report that are not statements of historical fact are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements in this Report, including without limitation statements relating to the Company’s plans, strategies, objectives, expectations, intentions, and adequacy of resources, are identified by such words as “will,” “could,” “should,” “would,” “believe,” “expect,” “intend,” “plan,” “schedule,” “estimate,” “anticipate,” and “project.” The Company undertakes no obligation to publicly update or revise any forward-looking statements. The Company cautions that forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from expectations, including without limitation the following: (i) the Company’s plans, strategies, objectives, expectations, and intentions are subject to change at any time at the Company’s discretion; (ii) the Company’s plans and results of operations will be affected by its ability to maintain and manage its growth; (iii) the Company’s ability to meet short-term and long-term liquidity demands, including servicing the Company’s debt, conditions in the credit and equity markets, and changes in interest rates on the Company’s debt, including the ability of the Company’s customers and the counterparty to the Company’s interest rate hedges to meet their obligations; (iv) inclement weather conditions; (v) increased fuel, electricity, transportation and freight costs; (vi) unanticipated delays, difficulties in financing, or cost overruns in completing construction projects; (vii) the Company’s ability to expand its Lime and Limestone Operations through acquisitions, including obtaining financing for such acquisitions, and to successfully integrate acquired operations; (viii) inadequate demand and/or prices for the Company’s lime and limestone products due to the state of the U.S. economy, recessionary pressures in particular industries, including construction, housing and steel, and inability to continue to increase prices for the Company’s products; (ix) the uncertainties of development, production and prices with respect to the Company’s Natural Gas Interests, including reduced drilling activities pursuant to the Company’s O & G Lease and Drillsite Agreement, unitization of existing wells, inability to explore for new reserves and declines in production rates; (x) on-going and possible new environmental and other regulatory costs, taxes and limitations on operations, including those related to climate change; and (xi) other risks and uncertainties set forth in this Report or indicated from time to time in the Company’s filings with the SEC, including the Company’s Form 10-K for the fiscal year ended December 31, 2009.
Overview.
The Company has two business segments: Lime and Limestone Operations and Natural Gas Interests.
Through its Lime and Limestone Operations, the Company is a manufacturer of lime and limestone products, supplying primarily the construction, steel, municipal sanitation and water treatment, aluminum, paper, utilities, glass, roof shingle and agriculture industries. The Company operates lime and limestone plants and distribution facilities in Arkansas, Colorado, Louisiana, Oklahoma and Texas through its wholly owned subsidiaries, Arkansas Lime Company, Colorado Lime Company, Texas Lime Company, U.S. Lime Company, U.S. Lime Company — Shreveport, U.S. Lime Company — St. Clair, and U.S. Lime Company — Transportation. The Lime and Limestone Operations represent the Company’s principal business.
The Company’s Natural Gas Interests are held through its wholly owned subsidiary, U.S. Lime Company — O & G, LLC, and consist of royalty and non-operating working interests under the O & G Lease with EOG Resources, Inc. and the Drillsite Agreement with XTO Energy, Inc. related to the Company’s Johnson County, Texas property, located in the Barnett Shale Formation, on which Texas Lime Company conducts its lime and limestone operations. The Company reported its first revenues and gross profit for natural gas production from its Natural Gas Interests in the first quarter 2006.
During the first quarter 2010, the increase in lime and limestone revenues primarily resulted from increased lime sales and average product price increases of approximately 9.8% for the Company’s lime and limestone products. Sales volumes of the Company’s lime products increased compared to the significantly depressed demand for the Company’s lime products in the prior year quarter. The increased demand in the 2010 quarter was principally from steel customers and oil and gas services customers (which use lime for soil stabilization), while construction demand declined further. Due to the weakened economy, the Company initiated steps to reduce its operating expenses in the fourth quarter 2008. These efforts continued throughout 2009 and are ongoing. The benefits of these cost reductions and other operating efficiencies, along with the increases in average prices, resulted in improved gross profit and gross profit margin as a percentage of revenues for the Company’s Lime and Limestone Operations in the first quarter 2010 compared to last year’s quarter. The Company believes construction demand has bottomed out and is starting to show signs of a slow recovery.
Revenues and gross profit from the Company’s Natural Gas Interests also increased in the first quarter 2010, as increased prices for liquids contained in the Company’s natural gas more than offset the declines in natural gas prices and production volumes. Prices for natural gas liquids generally follow crude oil prices, which more than doubled in the first quarter 2010 compared to the prior year quarter. The number of producing wells remained at 30 in the first quarter 2010. A total of ten new wells drilled in the fourth quarter 2009 and the first quarter 2010 are expected to be completed as producing wells by the fourth quarter 2010. Eight of these wells were drilled pursuant to the O & G Lease. The other two were drilled pursuant to the Drillsite Agreement. The Company cannot predict the number of additional wells that ultimately will be drilled, if any, or their results.

Liquidity and Capital Resources.
Net cash provided by operating activities was $5.9 million in the first quarter 2010, compared to $6.2 million in the comparable 2009 period, a decrease of $360 thousand, or 5.8%. Net cash provided by operating activities is composed of net income, depreciation, depletion and amortization (“DD&A”), deferred income taxes and other non-cash items included in net income, and changes in working capital. In the 2010 quarter, cash provided by operating activities was principally composed of net income of $4.7 million, DD&A of $3.3 million and deferred income taxes of $740 thousand, compared to $2.7 million of net income, $3.5 million of DD&A and $450 thousand of deferred income taxes in the first quarter 2009. The most significant changes in working capital in the 2010 quarter were net increases in trade receivables of $4.6 million and in accounts payable and accrued expenses of $930 thousand. The most significant changes in working capital in the 2009 quarter were net decreases of $1.5 million in trade receivables and $2.1 million in accounts payable and accrued expenses. The net increase in trade receivables in 2010 primarily resulted from increased revenues in the first quarter 2010 compared to the fourth quarter 2009, and the net decrease in trade receivables in 2009 was primarily due to a decrease in natural gas revenues in the first quarter 2009 compared to the fourth quarter 2008. The increase in accounts payable and accrued expenses for the 2010 quarter primarily related to increased income tax liability resulting from the $2.9 million increase in net income before income taxes in the 2010 quarter compared to the 2009 quarter. The decrease in accounts payable and accrued expenses for the 2009 quarter primarily related to the payment of property taxes and other year-end accruals in the first quarter 2009 and greater December 2008 solid fuel deliveries compared to March 2009 deliveries.
The Company had $2.8 million in capital expenditures in the first quarter 2010, compared to $1.7 million in the same period last year. Included in capital expenditures was $1.1 million and $138 thousand for the first quarter 2010 and 2009, respectively, for drilling and workover costs for the Company’s non-operating working interests in natural gas wells. Included in 2009 capital expenditures was $694 thousand for quarry development at the Company’s Arkansas facilities.
Net cash used in financing activities was $1.3 million in the 2010 quarter, primarily repayments of term loan debt. Net cash used in financing activities was $3.0 million in the comparable 2009 quarter, including $1.3 million for repayments of term loan debt and $1.7 million for repayments of the Company’s revolving credit facility.
The Company’s credit agreement includes a ten-year $40 million term loan (the “Term Loan”), a ten-year $20 million multiple draw term loan (the “Draw Term Loan”) and a $30 million revolving credit facility (the “Revolving Facility”) (collectively, the “Credit Facilities”). At March 31, 2010, the Company had $322 thousand worth of letters of credit issued, which count as draws under the Revolving Facility.
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
The Company has a hedge that fixes LIBOR at 4.695% on the outstanding balance of the Term Loan for the period December 30, 2005 through its maturity date, resulting in an interest rate of 5.82% based on the current LIBOR margin of 1.125%. Effective December 30, 2005, the Company also entered into a hedge that fixes LIBOR at 4.875% on 75% of the outstanding balance on the Draw Term Loan through its maturity date, resulting in an interest rate of 6.00% based on the current LIBOR margin of 1.125%. Effective June 30, 2006, the Company entered into a third hedge that fixes LIBOR at 5.50% on the remaining 25% of the outstanding balance of the Draw Term Loan through its maturity date, resulting in an interest rate of 6.625% based on the current LIBOR margin of 1.125%. The hedges have been effective as defined under applicable accounting rules. Therefore, changes in fair value of the interest rate hedges are reflected in comprehensive income (loss). The Company will be exposed to credit losses in the event of non-performance by the counterparty, Wells Fargo Bank, N.A., to the hedges. Due to interest rate declines, the Company marked its interest rate hedges to market at March 31, 2010 and December 31, 2009, resulting in liabilities of $3.5 million and $3.2 million, respectively, that are included in accrued expenses ($1.7 million at both dates) and other liabilities ($1.8 million and $1.5 million, respectively) on the Company’s Condensed Consolidated Balance Sheets. The Company paid $476 thousand and $395 thousand in the first quarters 2010 and 2009, respectively, in quarterly settlement payments pursuant to its hedges, which amounts were included in interest expense.
The Company is not contractually committed to any planned capital expenditures for its Lime and Limestone Operations until actual orders are placed for equipment. Under the Company’s O & G Lease, and pursuant to the Company’s subsequent elections to participate as a 20% non-operating working interest owner, unless, within five days after receiving an AFE (authorization for expenditures) for a proposed well, the Company provides notice otherwise, the Company is deemed to have elected to participate as a 20% working interest owner. As a 20% non-operating working interest owner, the Company is responsible for 20% of the costs to drill, complete and workover the well. Pursuant to the Drillsite Agreement, the Company, as a 12.5% non-operating working interest owner, is responsible for 12.5% of the costs to drill, complete and workover each well. As of March 31, 2010, the Company had no material open orders or commitments that are not included in current liabilities on the March 31, 2010 Condensed Consolidated Balance Sheet.
As of March 31, 2010, the Company had $40.4 million in total debt outstanding.
Results of Operations.
Revenues in the first quarter 2010 increased to $33.6 million from $28.3 million in the prior year comparable quarter, an increase of $5.3 million, or 18.7%. Revenues from the Company’s Lime and Limestone Operations in the first quarter 2010 increased $5.0 million, or 18.7%, to $31.5 million from $26.5 million in the comparable 2009 quarter, while revenues from the Company’s Natural Gas Interests increased $334 thousand, or 18.6%, to $2.1 million from $1.8 million in the comparable 2009 quarter. The increase in lime and limestone revenues in the first quarter 2010 as compared to last year’s comparable quarter primarily resulted from increased sales volumes of the Company’s lime products due to improved demand, principally from its steel and oil and gas services customers, and average product price increases of approximately 9.8%.

The Company’s gross profit for the first quarter 2010 was $9.5 million, compared to $6.2 million for the comparable 2009 quarter, an increase of $3.3 million, or 52.9%. Included in gross profit for the 2010 quarter was $7.9 million from the Company’s Lime and Limestone Operations, compared to $5.2 million in the comparable 2009 quarter, an increase of $2.7 million, or 52.9%. The benefits of cost reductions and other operating efficiencies, along with the increase in prices, resulted in improved gross profit and gross profit margin for the Company’s Lime and Limestone Operations in the first quarter 2010 compared to last year’s quarter.
Gross profit from the Company’s Natural Gas Interests was $1.6 million in the first quarter 2010, compared to $1.1 million in the comparable 2009 quarter, an increase of $559 thousand, or 52.9%. Production volumes for the Company’s Natural Gas Interests for the first quarter 2010 totaled 236 thousand MCF, sold at an average price of $9.03 per MCF. Production volumes in the comparable prior year quarter were 364 thousand MCF, sold at an average price of $5.71. The unitization of five natural gas wells, which lowered the Company’s revenue interest to 30% from 36%, resulted in a retroactive net adjustment of approximately $300 thousand that reduced gross profit for the first quarter 2009.
Selling, general and administrative expenses (“SG&A”) were $2.4 million for the first quarter 2010, compared to $1.9 million for the first quarter 2009, an increase of $443 thousand, or 23.0%. As a percentage of revenues, SG&A increased to 7.0% in the 2010 quarter, compared to 6.8% in the first quarter 2009. The increase in SG&A in the 2010 quarter was primarily due to an increase in allowance for doubtful accounts due to concerns about the financial stability of certain of the Company’s construction contractor customers and increased insurance costs.
Interest expense in the first quarter 2010 decreased to $654 thousand from $750 thousand in the first quarter 2009, a decrease of $96 thousand, or 12.8%, primarily due to decreased average outstanding debt. Interest expense in the first quarter 2010 included $476 thousand in quarterly settlement payments on the Company’s hedges, compared to $395 thousand of such settlement payments in the comparable 2009 quarter.
Income tax expense increased to $1.8 million in the first quarter 2010 from $821 thousand in the first quarter 2009, an increase of $1.0 million, or 124.2%. The increase in income taxes in the 2010 period compared to the comparable 2009 period was due to increases in the Company’s effective tax rate and in income before income taxes. The primary reason that the Company’s effective tax rate is below the federal statutory rate is due to statutory depletion, which is allowed for income tax purposes and is a permanent difference between net income for financial reporting purposes and taxable income. The Company’s effective income tax rate for 2010 increased compared to its 2009 rate primarily because of the $2.9 million increase in income before income taxes in the current year period compared to the prior year period.
The Company’s net income was $4.7 million ($0.73 per share diluted) during the first quarter 2010, compared to net income of $2.7 million ($0.43 per share diluted) during the first quarter 2009, an increase of $1.9 million, or 70.4%.

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk.
The Company is exposed to changes in interest rates, primarily as a result of floating interest rates on the Revolving Facility. At March 31, 2010, the Company had $40.4 million of indebtedness outstanding under floating rate debt. The Company has entered into interest rate hedge agreements to swap floating rates for fixed LIBOR rates at 4.695%, plus the applicable margin, through maturity on the Term Loan balance of $25.8 million, 4.875%, plus the applicable margin, on $10.9 million of the Draw Term Loan balance and 5.50%, plus the applicable margin, on the remaining $3.7 million of the Draw Term Loan balance. There was no outstanding balance on the Revolving Facility subject to interest rate risk at March 31, 2010. Any future borrowings under the Revolving Facility would be subject to interest rate risk. See Note 8 of Notes to Condensed Consolidated Financial Statements.

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
The Company’s Amended and Restated 2001 Long-Term Incentive Plan allows employees and directors to pay the exercise price for stock options and the tax withholding liability for the lapse of restrictions on restricted stock by payment in cash and/or delivery of shares of the Company’s common stock. In the first quarter 2010, pursuant to these provisions the Company received 1,087 shares of its common stock for the payment of tax withholding liability for the lapse of restrictions on restricted stock. The 1,087 shares were valued at $35.01 to $38.20 per share (weighted average of $36.85 per share), the fair market value of one share of the Company’s common stock on the date that they were tendered to the Company. In the first quarter 2010, pursuant to these provisions the Company also received a total of 1,955 shares of its common stock in payment to exercise stock options. The 1,955 shares were valued at $39.29 to $39.45 per share (weighted average of $39.32 per share), the fair market value of one share of the Company’s common stock on the date they were tendered to the Company.

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

UNITED STATES LIME & MINERALS, INC.
April 30, 2010	By:	/s/ Timothy W. Byrne
Timothy W. Byrne
President and Chief Executive Officer (Principal Executive Officer)

April 30, 2010	By:	/s/ M. Michael Owens
M. Michael Owens
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

UNITED STATES LIME & MINERALS, INC.
Quarterly Report on Form 10-Q
Quarter Ended
March 31, 2010
Index to Exhibits

EXHIBIT
NUMBER	DESCRIPTION

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.

32.1	Section 1350 Certification by the Chief Executive Officer.

32.2	Section 1350 Certification by the Chief Financial Officer.