Form 10-Q
period 2010-06-30
UNITED STATES LIME & MINERALS INC
filed 2010-07-28
CIK 82020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of July 27, 2010, 6,401,734 shares of common stock, $0.10 par value, were outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)
(Unaudited)

	June 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$24,348	$16,466
Trade receivables, net	18,760	13,365
Inventories	9,328	9,460
Prepaid expenses and other current assets	401	1,469

Total current assets	52,837	40,760
Property, plant and equipment, at cost	228,957	224,855
Less accumulated depreciation and depletion	(100,415)	(93,955)

Property, plant and equipment, net	128,542	130,900

Other assets, net	411	410

Total assets	$181,790	$172,070

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of debt	$5,000	$5,000
Accounts payable	5,791	6,122
Accrued expenses	5,134	5,028

Total current liabilities	15,925	16,150

Debt, excluding current installments	34,167	36,666
Deferred tax liabilities, net	7,442	6,026
Other liabilities	4,360	3,247

Total liabilities	61,894	62,089

Stockholders’ equity:
Common stock	641	640
Additional paid-in capital	15,940	15,619
Accumulated other comprehensive loss	(3,323)	(2,718)
Retained earnings	107,008	96,684
Less treasury stock, at cost	(370)	(244)

Total stockholders’ equity	119,896	109,981

Total liabilities and stockholders’ equity	$181,790	$172,070

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands of dollars, except per share amounts)
(Unaudited)

	THREE MONTHS ENDED				SIX MONTHS ENDED
	June 30,				June 30,
	2010		2009		2010		2009
Revenues
Lime and limestone operations	$36,151	95.3%	$27,639	94.9%	$67,632	94.5%	$54,152	94.3%
Natural gas interests	1,775	4.7%	1,497	5.1%	3,909	5.5%	3,297	5.7%

	37,926	100.0%	29,136	100.0%	71,541	100.0%	57,449	100.0%
Cost of revenues:
Labor and other operating expenses	24,108	63.6%	19,046	65.4%	45,029	63.0%	37,760	65.7%
Depreciation, depletion and amortization	3,259	8.6%	3,278	11.2%	6,433	9.0%	6,650	11.6%

	27,367	72.2%	22,324	76.6%	51,462	72.0%	44,410	77.3%

Gross profit	10,559	27.8%	6,812	23.4%	20,079	28.0%	13,039	22.7%

Selling, general and administrative expenses	1,945	5.1%	1,918	6.6%	4,310	6.0%	3,840	6.7%

Operating profit	8,614	22.7%	4,894	16.8%	15,769	22.0%	9,199	16.0%

Other expense (income):
Interest expense	666	1.7%	731	2.5%	1,320	1.9%	1,481	2.6%
Other, net	(44)	(0.1)%	(106)	(0.4)%	(46)	(0.1)%	(108)	(0.2)%

	622	1.6%	625	2.1%	1,274	1.8%	1,373	2.4%

Income before income taxes	7,992	21.1%	4,269	14.7%	14,495	20.2%	7,826	13.6%

Income tax expense	2,329	6.2%	863	3.0%	4,170	5.8%	1,684	2.9%

Net income	$5,663	14.9%	$3,406	11.7%	$10,325	14.4%	$6,142	10.7%

Income per share of common stock:

Basic	$0.88		$0.54		$1.61		$0.97

Diluted	$0.88		$0.53		$1.61		$0.96

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)
(Unaudited)

	SIX MONTHS ENDED
	June 30,
	2010	2009
Operating Activities:
Net income	$10,325	$6,142
Adjustments to reconcile net income to net cash provided by operations:
Depreciation, depletion and amortization	6,627	6,937
Amortization of financing costs	13	9
Deferred income taxes	1,761	1,222
Gain on disposition of assets	(15)	(42)
Stock-based compensation	322	245
Changes in operating assets and liabilities:
Trade receivables	(5,395)	(1,343)
Inventories	132	1,317
Prepaid expenses and other current assets	1,068	104
Other assets	(118)	88
Accounts payable and accrued expenses	912	(1,919)
Other liabilities	(59)	(1,044)

Net cash provided by operating activities	15,573	11,716

Investing Activities:
Purchase of property, plant and equipment	(5,091)	(3,767)
Proceeds from sale of property, plant and equipment	26	124

Net cash used in investing activities	(5,065)	(3,643)

Financing Activities:
Repayments of revolving credit facilities, net	—	(4,687)
Repayments of term loans	(2,500)	(2,500)
Purchase of treasury shares	(126)	(66)
Proceeds from exercise of stock options	—	157
Net cash used in financing activities	(2,626)	(7,096)

Net increase in cash and cash equivalents	7,882	977
Cash and cash equivalents at beginning of period	16,466	836

Cash and cash equivalents at end of period	$24,348	$1,813

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Basis of Presentation
The condensed consolidated financial statements included herein have been prepared by the Company without independent audit. In the opinion of the Company’s management, all adjustments of a normal and recurring nature necessary to present fairly the financial position, results of operations and cash flows for the periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2009. The results of operations for the three- and six-month periods ended June 30, 2010 are not necessarily indicative of operating results for the full year.
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
3. Accounting Policies
Revenue Recognition. The Company recognizes revenue for its Lime and Limestone Operations in accordance with the terms of its purchase orders, contracts or purchase agreements, which are upon shipment, and when payment is considered probable. The Company’s returns and allowances are minimal. Revenues include external freight billed to customers with related costs in cost of revenues. External freight included in 2010 and 2009 revenues was $7.6 million and $6.1 million for the three-month periods, and $14.6 million and $11.8 for the six-month periods, respectively, which approximates the amount of external freight included in cost of revenues. Sales taxes billed to customers are not included in revenues. For its natural gas interests, the Company recognizes revenue in the month of production and delivery.

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
Fair Values of Financial Instruments. Under US GAAP, fair value is defined as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” US GAAP requires the Company to apply valuation techniques that (1) place greater reliance on observable inputs and less reliance on unobservable inputs and (2) are consistent with the market approach, the income approach, and/or the cost approach. The Company’s financial liabilities measured at fair value on a recurring basis at June 30, 2010 and December 31, 2009 are summarized below (in thousands):

			Significant Other
			Observable Inputs (Level 2)
	June 30,	December 31,	June 30,	December 31,	Valuation
	2010	2009	2010	2009	Technique
Interest rate swap liabilities	$(4,178)	(3,229)	(4,178)	(3,229)	Cash flows approach
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
The following table sets forth operating results and certain other financial data for the Company’s two business segments (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues
Lime and limestone operations	$36,151	27,639	$67,632	54,152
Natural gas interests	1,775	1,497	3,909	3,297

Total revenues	$37,926	29,136	$71,541	57,449

Depreciation, depletion and amortization
Lime and limestone operations	$3,107	3,008	$6,123	6,090
Natural gas interests	152	270	310	560

Total depreciation, depletion, amortization	$3,259	3,278	$6,433	6,650

Gross profit
Lime and limestone operations	$9,303	5,949	$17,207	11,119
Natural gas interests	1,256	863	2,872	1,920

Total gross profit	$10,559	6,812	$20,079	13,039

Capital expenditures (refunds)
Lime and limestone operations	$1,816	2,124	$3,327	3,733
Natural gas interests	503	(104)	1,764	34

Total capital expenditures	$2,319	2,020	$5,091	3,767

5.	Income Per Share of Common Stock
The following table sets forth the computation of basic and diluted income per common share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Numerator:
Income for basic and diluted income per common share	$5,663	3,406	$10,325	6,142

Denominator:
Weighted-average shares for basic income per share	6,401	6,367	6,399	6,360

Effect of dilutive securities:

Employee and director stock options (1)	17	26	17	21

Adjusted weighted-average shares and assumed exercises for diluted income per share	6,418	6,393	6,416	6,381

Income per share of common stock:
Basic	$0.88	0.54	$1.61	0.97
Diluted	$0.88	0.53	$1.61	0.96

(1)
Options to acquire 2 shares of common stock were excluded from the calculation of dilutive securities for the 2010 and 2009 periods (except for the six months ended June 30, 2009, with respect to which 28 shares were excluded) as anti-dilutive because the exercise price exceeded the average per share market price for the periods presented.

6. Comprehensive Income and Accumulated Other Comprehensive Loss
The following table presents the components of comprehensive income (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net income	$5,663	3,406	$10,325	6,142
Change in fair value of interest rate hedges, net of taxes	(440)	933	(605)	1,211

Comprehensive income	$5,223	4,339	$9,720	7,353

Accumulated other comprehensive loss consisted of the following (in thousands):

	June 30,	December 31,
	2010	2009
Mark-to-market for interest rate hedges, net of tax benefit	$(2,660)	$(2,055)
Minimum pension liability adjustments, net of tax benefit	(663)	(663)

Accumulated other comprehensive loss	$(3,323)	$(2,718)

7. Inventories
Inventories are valued principally at the lower of cost, determined using the average cost method, or market. Costs for raw materials and finished goods include materials, labor, and production overhead. Inventories consisted of the following (in thousands):

	June 30,	December 31,
	2010	2009
Lime and limestone inventories:
Raw materials	$3,291	$3,373
Finished goods	1,303	1,351

	4,594	4,724
Service parts inventories	4,734	4,736

Total inventories	$9,328	$9,460

8. Banking Facilities
The Company’s credit agreement includes a ten-year $40 million term loan (the “Term Loan”), a ten-year $20 million multiple draw term loan (the “Draw Term Loan”) and a $30 million revolving credit facility (the “Revolving Facility”) (collectively, the “Credit Facilities”). At June 30, 2010, the Company had $322 thousand of letters of credit issued, which count as draws under the Revolving Facility.
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
As of June 1, 2010, the Company entered into an amendment to its Credit Facilities (the “Amendment”) primarily to remove or reduce certain restrictions and to extend, by more than three years, the maturity date of the Revolving Facility. In return for these improvements, the Company agreed to increase the commitment fee for the Revolving Facility, increase the interest rate margins on existing and new borrowings, reduce the Company’s maximum Cash Flow Leverage Ratio (defined below) and pay a $100 thousand amendment fee.
The Amendment removed from the Credit Facilities: (1) the annual $10 million maximum non-oil and gas-related capital expenditures limitation; (2) the $40 million maximum acquisition limitation over the life of the Credit Facilities; and (3) the annual $1.5 million maximum dividend restriction. In addition, pursuant to the Amendment, the Company may now purchase, redeem or otherwise acquire shares of its common stock so long as its pro forma Cash Flow Leverage Ratio is less than 3.00 to 1.00 and no default or event of default exists or would exist after giving effect to such stock repurchase. The Amendment extended the maturity date of the Revolving Facility to June 1, 2015; previously, the maturity date for the Revolving Facility was April 2, 2012.
As a result of the Amendment, the Revolving Facility commitment fee was increased to a range of 0.250% (previously 0.200%) to 0.400% (previously 0.350%). In addition, the Credit Facilities will now bear interest, at the Company’s option, at either LIBOR plus a margin of 1.750% (previously 1.125%) to 2.750% (previously 2.125%), or the Lender’s Prime Rate plus a margin of 0.000% (previously minus 0.500%) to plus 1.000% (previously plus 0.375%). The Revolving Facility commitment fee and the interest rate margins are determined quarterly in accordance with a pricing grid based upon the Company’s Cash Flow Leverage Ratio, defined as the ratio of the Company’s total funded senior indebtedness to earnings before interest, taxes, depreciation, depletion and amortization (“EBITDA”) for the twelve months ended on the last day of the most recent calendar quarter, plus, added by the Amendment, pro forma EBITDA from any businesses acquired during the period. Lastly, the Amendment reduced the Company’s maximum Cash Flow Leverage Ratio to 3.25 to 1 (previously 3.50 to 1).

The Amendment did not amend the security agreement, dated August 25, 2004, pursuant to which the Credit Facilities continue to be secured by the Company’s existing and hereafter acquired tangible assets, intangible assets and real property. The Amendment also did not amend the Company’s interest rate hedges, discussed below, with respect to the outstanding balances on the Term Loan and the Draw Term Loan that the Company has entered into with Wells Fargo Bank, N.A as counterparty to the hedges.
The Company has hedges that fix LIBOR through maturity at 4.695%, 4.875% and 5.500% on the outstanding balance of the Term Loan, 75% of the outstanding balance on the Draw Term Loan and 25% of the outstanding balance of the Draw Term Loan, respectively. As a result of the Amendment, and based on the current LIBOR margin of 1.750% (1.125% prior to the Amendment), as of June 1, 2010 the Company’s interest rates are: 6.445% (5.820% prior to the Amendment) on the outstanding balance of the Term Loan; 6.625% (6.000% prior to the Amendment) on 75% of the outstanding balance of the Draw Term Loan; and 7.250% (6.625% prior to the Amendment) on 25% of the outstanding balance of the Draw Term Loan.
The hedges have been effective as defined under applicable accounting rules. Therefore, changes in fair value of the interest rate hedges are reflected in comprehensive income (loss). The Company will be exposed to credit losses in the event of non-performance by the counterparty to the hedges. Due to interest rate declines, the Company’s mark-to-market of its interest rate hedges at June 30, 2010 and December 31, 2009, resulted in liabilities of $4.2 million and $3.2 million, respectively, which are included in accrued expenses ($1.6 and $1.7 million, respectively) and other liabilities ($2.6 million and $1.5 million, respectively) on the Company’s Condensed Consolidated Balance Sheets. The Company paid $462 thousand and $938 thousand in quarterly settlement payments pursuant to its hedges during the three- and six-month periods ended June 30, 2010, respectively, compared to payments of $416 thousand and $811 thousand in the comparable prior year three- and six-month periods, respectively. These payments were included in interest expense.
A summary of outstanding debt at the dates indicated is as follows (in thousands):

	June 30,	December 31,
	2010	2009
Term Loan	$25,000	$26,666
Draw Term Loan	14,167	15,000
Revolving Facility (1)	—	—

Subtotal	39,167	41,666
Less current installments	5,000	5,000

Debt, excluding current installments	$34,167	$36,666

(1)	The Company had letters of credit totaling $322 issued on the Revolving Facility at June 30, 2010 and December 31, 2009.
As the Company’s debt bears interest at floating rates, the Company estimates the carrying values of its debt at June 30, 2010 and December 31, 2009 approximate fair value.
9. Contingencies
In the second quarter 2010, there was an accident at the Company’s St. Clair plant in Oklahoma, resulting in a fatality. The Company incurred and accrued costs associated with the accident during the quarter, including an accrual for estimated costs of Mine Safety and Health Administration (“MSHA”) penalties, legal expenses and other costs, as well as transportation and other logistics and operating costs incurred. The Company is cooperating fully with the MSHA investigation into the accident. Actual costs could be more or less than the current estimate, and the Company will refine its estimate as additional information becomes available. It is not possible at this time to estimate a range of possible additional costs, if any, related to this accident.

10. Income Taxes
The Company has estimated its effective income tax rate for 2010 will be approximately 28.8%. As in prior periods, the primary reason for the effective rate being below the federal statutory rate is due to statutory depletion, which is allowed for income tax purposes and is a permanent difference between net income for financial reporting purposes and taxable income. The Company’s effective income tax rate for 2010 increased compared to its 2009 rate primarily because of the $6.7 million increase in income before income taxes in the current year six-month period compared to the comparable prior year period.
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements. Any statements contained in this Report that are not statements of historical fact are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements in this Report, including without limitation statements relating to the Company’s plans, strategies, objectives, expectations, intentions, and adequacy of resources, are identified by such words as “will,” “could,” “should,” “would,” “believe,” “expect,” “intend,” “plan,” “schedule,” “estimate,” “anticipate,” and “project.” The Company undertakes no obligation to publicly update or revise any forward-looking statements. The Company cautions that forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from expectations, including without limitation the following: (i) the Company’s plans, strategies, objectives, expectations, and intentions are subject to change at any time at the Company’s discretion; (ii) the Company’s plans and results of operations will be affected by its ability to maintain and manage its growth; (iii) the Company’s ability to meet short-term and long-term liquidity demands, including servicing the Company’s debt, conditions in the credit and equity markets, and changes in interest rates on the Company’s debt, including the ability of the Company’s customers and the counterparty to the Company’s interest rate hedges to meet their obligations; (iv) interruptions to operations and increased expenses at its facilities resulting from inclement weather conditions, accidents or regulatory requirements; (v) increased fuel, electricity, transportation and freight costs; (vi) unanticipated delays, difficulties in financing, or cost overruns in completing construction projects; (vii) the Company’s ability to expand its Lime and Limestone Operations through acquisitions of businesses with related or similar operations, including obtaining financing for such acquisitions, and to successfully integrate acquired operations; (viii) inadequate demand and/or prices for the Company’s lime and limestone products due to the state of the U.S. economy, recessionary pressures in particular industries, including highway and housing related construction and steel, and inability to continue to increase prices for the Company’s products; (ix) the uncertainties of development, production and prices with respect to the Company’s Natural Gas Interests, including reduced drilling activities pursuant to the Company’s O & G Lease and Drillsite Agreement, unitization of existing wells, inability to explore for new reserves and declines in production rates; (x) on-going and possible new environmental and other regulations, investigations, enforcement actions and costs, penalties and fines, taxes and limitations on operations, including those related to climate change and health and safety; and (xi) other risks and uncertainties set forth in this Report or indicated from time to time in the Company’s filings with the SEC, including the Company’s Form 10-K for the fiscal year ended December 31, 2009.

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
The Company’s Natural Gas Interests are held through its wholly owned subsidiary, U.S. Lime Company — O & G, LLC, and consist of royalty and non-operating working interests under the O & G Lease with EOG Resources, Inc. and the Drillsite Agreement with XTO Energy Inc. related to the Company’s Johnson County, Texas property, located in the Barnett Shale Formation, on which Texas Lime Company conducts its lime and limestone operations. The Company reported its first revenues and gross profit for natural gas production from its Natural Gas Interests in the first quarter 2006.
During the first six months 2010, the increase in lime and limestone revenues primarily resulted from increased lime sales and average product price increases realized during the period of approximately 8.6% for the Company’s lime and limestone products. Sales volumes of the Company’s lime products increased compared to the significantly depressed demand for the Company’s lime products in the prior year first six months. The increased demand in the first half 2010 was principally from steel customers, while construction demand related to housing developments remains anemic. In the second quarter 2010, there was an accident at the Company’s St. Clair plant in Oklahoma, resulting in a fatality. In addition to the tragic loss of a long-time valued employee, the accident resulted in additional operating costs during the quarter, including an accrual for estimated costs of MSHA penalties, legal expenses and other costs, as well as transportation and other logistics and operating costs incurred. The Company is cooperating fully with the MSHA investigation into the accident. Actual costs could be more or less than the current estimate, and the Company will refine its estimate as additional information becomes available. It is not possible at this time to estimate a range of possible additional costs, if any, related to this accident.
Due to the weakened economy, the Company initiated steps to reduce its operating expenses in the fourth quarter 2008. These efforts continued throughout 2009 and are ongoing. The Company’s improved gross profit and gross profit margin as a percentage of revenues for the Company’s Lime and Limestone Operations in the first half 2010, compared to last year’s first half, resulted primarily from increased revenues and operating efficiencies, partially offset by costs incurred and accrued as a result of the accident at St. Clair. While construction demand related to housing developments remains anemic, the Company believes highway construction demand is improving, although governmental funding of public sector projects is a concern, and demand from the steel industry has leveled off.
Revenues and gross profit from the Company’s Natural Gas Interests increased in the first half 2010, as increased prices for liquids contained in the Company’s natural gas, and, for the second quarter, increased natural gas prices compared to the comparable prior year quarter, more than offset the declines in production volumes. Prices for natural gas liquids generally follow crude oil prices, which increased significantly in the first half 2010 compared to the prior year first half. The number of producing wells remained at 30 in the first half 2010. Eight new wells drilled in the fourth quarter 2009 and the first quarter 2010 pursuant to the O & G Lease are expected to be completed as producing wells by the fourth quarter 2010. Two new wells drilled in the first quarter 2010 pursuant to the Drillsite Agreement are currently in the process of being completed. The Company cannot predict the number of additional wells that ultimately will be drilled, if any, or their results.

Liquidity and Capital Resources.
Net cash provided by operating activities was $15.6 million in the six months ended June 30, 2010, compared to $11.7 million in the comparable 2009 period, an increase of $3.9 million, or 32.9%. Net cash provided by operating activities is composed of net income, depreciation, depletion and amortization (“DD&A”), deferred income taxes and other non-cash items included in net income, and changes in working capital. In the first half 2010, cash provided by operating activities was principally composed of $10.3 million net income, $6.6 million DD&A and $1.8 million deferred income taxes, compared to $6.1 million net income, $6.9 million DD&A and $1.2 million deferred income taxes in the first half 2009. The most significant changes in working capital in the first half 2010 were net increases in trade receivables and accounts payable and accrued expenses of $5.4 million and $900 thousand, respectively, and a $1.1 million decrease in prepaid expenses and other current assets. The most significant changes in working capital items in the first half 2009 were net increase in trade receivables of $1.3 million and net decreases in accounts payable and accrued expenses, inventories and other liabilities of $1.9 million, $1.3 million and $1.0 million, respectively. The net increases in trade receivables in the 2010 and 2009 periods primarily resulted from an increase in revenues in the second quarters 2010 and 2009, compared to the fourth quarters 2009 and 2008, respectively.
The Company invested $5.1 million in capital expenditures in the first half 2010, compared to $3.8 million in the same period last year. The first half 2009 included $1.0 million for the quarry development at the Company’s Arkansas facilities. Included in capital expenditures during the first half 2010 and 2009 were $1.8 million and $34 thousand, respectively, for drilling and workover costs for the Company’s non-operating working interests in natural gas wells.
Net cash used in financing activities was $2.6 million in the first half 2010, including $2.5 million for repayments of term loan debt. Net cash used in financing activities was $7.1 million in the first half 2009, including $2.5 million for repayments of term loan debt and $4.7 million for repayments of the Company’s revolving credit facility.
The Company’s credit agreement includes a ten-year $40 million term loan (the “Term Loan”), a ten-year $20 million multiple draw term loan (the “Draw Term Loan”) and a $30 million revolving credit facility (the “Revolving Facility”) (collectively, the “Credit Facilities”). At June 30, 2010, the Company had $322 thousand of letters of credit issued, which count as draws under the Revolving Facility.
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
As of June 1, 2010, the Company entered into an amendment to its Credit Facilities (the “Amendment”) primarily to remove or reduce certain restrictions and to extend, by more than three years, the maturity date of the Revolving Facility. In return for these improvements, the Company agreed to increase the commitment fee for the Revolving Facility, increase the interest rate margins on existing and new borrowings, reduce the Company’s maximum Cash Flow Leverage Ratio (defined below) and pay a $100 thousand amendment fee. The Amendment should provide the Company with much more flexibility going forward.

The Amendment removed from the Credit Facilities: (1) the annual $10 million maximum non-oil and gas-related capital expenditures limitation; (2) the $40 million maximum acquisition limitation over the life of the Credit Facilities; and (3) the annual $1.5 million maximum dividend restriction. In addition, pursuant to the Amendment, the Company may now purchase, redeem or otherwise acquire shares of its common stock so long as its pro forma Cash Flow Leverage Ratio is less than 3.00 to 1.00 and no default or event of default exists or would exist after giving effect to such stock repurchase. The Amendment extended the maturity date of the Revolving Facility to June 1, 2015; previously, the maturity date for the Revolving Facility was April 2, 2012.
As a result of the Amendment, the Revolving Facility commitment fee was increased to a range of 0.250% (previously 0.200%) to 0.400% (previously 0.350%). In addition, the Credit Facilities will now bear interest, at the Company’s option, at either LIBOR plus a margin of 1.750% (previously 1.125%) to 2.750% (previously 2.125%), or the Lender’s Prime Rate plus a margin of 0.000% (previously minus 0.500%) to plus 1.000% (previously plus 0.375%). The Revolving Facility commitment fee and the interest rate margins are determined quarterly in accordance with a pricing grid based upon the Company’s Cash Flow Leverage Ratio, defined as the ratio of the Company’s total funded senior indebtedness to earnings before interest, taxes, depreciation, depletion and amortization (“EBITDA”) for the twelve months ended on the last day of the most recent calendar quarter, plus, added by the Amendment, pro forma EBITDA from any businesses acquired during the period. Lastly, the Amendment reduced the Company’s maximum Cash Flow Leverage Ratio to 3.25 to 1 (previously 3.50 to 1).
The Amendment did not amend the security agreement, dated August 25, 2004, pursuant to which the Credit Facilities continue to be secured by the Company’s existing and hereafter acquired tangible assets, intangible assets and real property. The Amendment also did not amend the Company’s interest rate hedges, discussed below, with respect to the outstanding balances on the Term Loan and the Draw Term Loan that the Company has entered into with Wells Fargo Bank, N.A as counterparty to the hedges.
The Company has hedges that fix LIBOR through maturity at 4.695%, 4.875% and 5.500% on the outstanding balance of the Term Loan, 75% of the outstanding balance on the Draw Term Loan and 25% of the outstanding balance of the Draw Term Loan, respectively. As a result of the Amendment, and based on the current LIBOR margin of 1.750% (1.125% prior to the Amendment), as of June 1, 2010 the Company’s interest rates are: 6.445% (5.820% prior to the Amendment) on the outstanding balance of the Term Loan; 6.625% (6.000% prior to the Amendment) on 75% of the outstanding balance of the Draw Term Loan; and 7.250% (6.625% prior to the Amendment) on 25% of the outstanding balance of the Draw Term Loan.
The hedges have been effective as defined under applicable accounting rules. Therefore, changes in fair value of the interest rate hedges are reflected in comprehensive income (loss). The Company will be exposed to credit losses in the event of non-performance by the counterparty to the hedges. Due to interest rate declines, the Company’s mark-to-market of its interest rate hedges at June 30, 2010 and December 31, 2009, resulted in liabilities of $4.2 million and $3.2 million, respectively, which are included in accrued expenses ($1.6 and $1.7 million, respectively) and other liabilities ($2.6 million and $1.5 million, respectively) on the Company’s Condensed Consolidated Balance Sheets. The Company paid $462 thousand and $938 thousand in quarterly settlement payments pursuant to its hedges during the three- and six-month periods ended June 30, 2010, respectively, compared to payments of $416 thousand and $811 thousand in the comparable prior year three- and six-month periods, respectively. These payments were included in interest expense.
The Company is not contractually committed to any planned capital expenditures for its Lime and Limestone Operations until actual orders are placed for equipment. Under the Company’s O & G Lease, and pursuant to the Company’s subsequent elections to participate as a 20% non-operating working interest owner, unless, within five days after receiving an AFE (authorization for expenditures) for a proposed well, the Company provides notice otherwise, the Company is deemed to have elected to participate as a 20% working interest owner. As a 20% non-operating working interest owner, the Company is responsible for 20% of the costs to drill, complete and workover the well. Pursuant to the Drillsite Agreement, the Company, as a 12.5% non-operating working interest owner, is responsible for 12.5% of the costs to drill, complete and workover each well. As of June 30, 2010, the Company had no material open orders or commitments that are not included in current liabilities on the June 30, 2010 Condensed Consolidated Balance Sheet.
As of June 30, 2010, the Company had $39.2 million in total debt outstanding.

Results of Operations.
Revenues in the second quarter 2010 increased to $37.9 million from $29.1 million in the comparable prior year quarter, an increase of $8.8 million, or 30.2%. Revenues from the Company’s Lime and Limestone Operations in the second quarter 2010 increased $8.5 million, or 30.8%, to $36.2 million from $27.6 million in the comparable 2009 quarter, while revenues from its Natural Gas Interests increased $278 thousand, or 18.6%, to $1.8 million from $1.5 million in the comparable prior year quarter. For the six months ended June 30, 2010, revenues increased to $71.5 million from $57.4 million in the comparable 2009 period, an increase of $14.1 million, or 24.5%. Revenues from the Company’s Lime and Limestone Operations in the first six months 2010 increased $13.5 million, or 24.9%, to $67.6 million from $54.2 million in the comparable 2009 period, while revenues from its Natural Gas Interests increased $612 thousand, or 18.6%, to $3.9 million from $3.3 million in the comparable prior year period. The increase in lime and limestone revenues in the 2010 periods as compared to last year’s comparable periods primarily resulted from increased sales volumes of the Company’s lime products due to improved demand, principally from its steel customers, and increased prices realized during the periods for the Company’s lime and limestone products.
The Company’s gross profit was $10.6 million for the second quarter 2010, compared to $6.8 million in the comparable 2009 quarter, an increase of $3.7 million, or 55.0%. Gross profit for the first six months 2010 was $20.1 million, an increase of $7.0 million, or 54.0%, from $13.0 million in the first six months 2009. Included in gross profit for the second quarter and first half 2010 were $9.3 million and $17.2 million, respectively, from the Company’s Lime and Limestone Operations, compared to $5.9 million and $11.1 million, respectively, in the comparable 2009 periods. The improved gross profits and gross profit margins as a percentage of revenues for the Company’s Lime and Limestone Operations in the second quarter and first half of 2010, compared to the 2009 comparable periods, primarily resulted from the increased revenues and operating efficiencies, partially offset by costs incurred and accrued as a result of the accident at St. Clair.
Gross profit from the Company’s natural gas interests increased to $1.3 million and $2.9 million for the second quarter and first half 2010, respectively, from $863 thousand and $1.9 million, respectively, in the comparable 2009 periods, primarily due to the increase in prices for natural gas liquids, compared to the comparable prior year periods, and, for the second quarter 2010, increased natural gas prices compared to the 2009 quarter, partially offset by reduced production volumes. Production volumes from the Company’s Natural Gas Interests for the second quarter 2010 totaled 229 thousand MCF from 30 wells, sold at an average price of $7.75 per MCF, compared to 343 thousand MCF from 30 wells, sold at an average price of $4.73 per MCF, in the comparable 2009 quarter. Production volumes for the first half 2010 from Natural Gas Interests totaled 465 thousand MCF at an average price of $8.40 per MCF, compared to the first half 2009 when 707 thousand MCF was produced and sold at an average price of $5.24 per MCF. The unitization of 11 natural gas wells during the first half 2009 resulted in retroactive net adjustments of approximately $125 thousand and $375 thousand that reduced gross profit for the second quarter and first half 2009, respectively.
Selling, general and administrative expenses (“SG&A”) were $1.9 million in the second quarters 2010 and 2009. As a percentage of revenues, SG&A decreased to 5.1% in the 2010 quarter compared to 6.6% in the comparable 2009 quarter. SG&A increased to $4.3 million in the first six months 2010 from $3.8 million in the comparable 2009 period, an increase of $470 thousand, or 12.2%. As a percentage of revenues, SG&A in the first six months 2010 decreased to 6.0%, compared to 6.7% in the comparable 2009 period. The increase in SG&A in the 2010 first half was primarily due to increased insurance costs and an increase in allowance for doubtful accounts in the first quarter 2010.

Interest expense in the second quarter 2010 decreased $65 thousand, or 8.9%, to $666 thousand from $731 thousand in the second quarter 2009. Interest expense in the first six months 2010 decreased to $1.3 million from $1.5 million in the first six months 2009, a decrease of $161 thousand, or 10.9%. The decrease in interest expense in the 2010 periods primarily resulted from decreased average outstanding debt due to the repayment of $10 million of debt since June 30, 2009, partially offset by an increase in interest rates for June 2010 resulting from the Amendment. Interest expense included payments of $462 thousand and $938 thousand that were made pursuant to the Company’s interest rate hedges during the three- and six-month periods ended June 30, 2010, respectively, compared to payments of $416 thousand and $811 thousand in the comparable prior year three- and six-month periods, respectively.
Income tax expense increased to $2.3 million in the second quarter 2010 from $863 thousand in the second quarter 2009, an increase of $1.5 million, or 170.0%. For the first six months 2010, income tax expense increased to $4.2 million from $1.7 million in the comparable 2009 period, an increase of $2.5 million, or 147.7%. The increases in income taxes in the 2010 periods compared to the comparable 2009 periods were primarily due to the increases in the Company’s effective income tax rates and income before income taxes. The Company’s effective income tax rate for the 2010 periods increased compared to the rates for the comparable 2009 periods primarily because of the $6.7 million increase in income before income taxes in the first half 2010 compared to the first half 2009.
The Company’s net income was $5.7 million ($0.88 per share diluted) in the second quarter 2010, compared to net income of $3.4 million ($0.53 per share diluted) in the second quarter 2009, an increase of $2.3 million, or 66.3%. Net income in the first half 2010 was $10.3 million, an increase of $4.2 million, or 68.1%, compared to the first half 2009 net income of $6.1 million.
ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk.
The Company is exposed to changes in interest rates, primarily as a result of floating interest rates on the Revolving Facility. At June 30, 2010, the Company had $39.2 million of indebtedness outstanding under floating rate debt. The Company has entered into interest rate hedge agreements to swap floating rates for fixed LIBOR rates at 4.695%, plus the applicable margin, through maturity on the Term Loan balance of $25.0 million, 4.875%, plus the applicable margin, on $10.6 million of the Draw Term Loan balance and 5.50%, plus the applicable margin, on the remaining $3.5 million of the Draw Term Loan balance. There was no outstanding balance on the Revolving Facility subject to interest rate risk at June 30, 2010. Any future borrowings under the Revolving Facility would be subject to interest rate risk. See Note 8 of Notes to Condensed Consolidated Financial Statements.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Information with respect to an accident at the Company’s St. Clair plant in Oklahoma resulting in a fatality is set forth in Note 9 of Notes to Condensed Consolidated Financial Statements, and is hereby incorporated by reference in response to this Item.
ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The Company’s Amended and Restated 2001 Long-Term Incentive Plan allows employees and directors to pay the exercise price for stock options and the tax withholding liability for the lapse of restrictions on restricted stock by payment in cash and/or delivery of shares of the Company’s common stock. In the second quarter 2010, pursuant to these provisions the Company received a total of 2,403 shares of its common stock (1,412 shares in payment to exercise stock options and 991 shares for the payment of tax withholding liability for the lapse of restrictions on restricted stock). The 2,403 shares were valued at $38.52 to $39.99 per share (weighted average of $39.39 per share), the fair market value of one share of the Company’s common stock on the date they were tendered to the Company.
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

UNITED STATES LIME & MINERALS, INC.
July 28, 2010	By:	/s/ Timothy W. Byrne
Timothy W. Byrne
President and Chief Executive Officer (Principal Executive Officer)

July 28, 2010	By:	/s/ M. Michael Owens
M. Michael Owens
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

UNITED STATES LIME & MINERALS, INC.
Quarterly Report on Form 10-Q
Quarter Ended
June 30, 2010
Index to Exhibits

EXHIBIT
NUMBER	DESCRIPTION

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.

32.1	Section 1350 Certification by the Chief Executive Officer.

32.2	Section 1350 Certification by the Chief Financial Officer.