Form 10-Q
period 2010-09-30
UNITED STATES LIME & MINERALS INC
filed 2010-10-29
CIK 82020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of October 27, 2010, 6,402,324 shares of common stock, $0.10 par value, were outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)
(Unaudited)

	September 30,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$32,779	$16,466
Trade receivables, net	13,964	13,365
Inventories	10,751	9,460
Prepaid expenses and other current assets	261	1,469

Total current assets	57,755	40,760

Property, plant and equipment, at cost	226,452	224,855
Less accumulated depreciation and depletion	(99,417)	(93,955)

Property, plant and equipment, net	127,035	130,900

Other assets, net	395	410

Total assets	$185,185	$172,070

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of debt	$5,000	$5,000
Accounts payable	4,741	6,122
Accrued expenses	5,437	5,028

Total current liabilities	15,178	16,150

Debt, excluding current installments	32,916	36,666
Deferred tax liabilities, net	7,984	6,026
Other liabilities	4,807	3,247

Total liabilities	60,885	62,089

Stockholders’ equity:
Common stock	641	640
Additional paid-in capital	16,116	15,619
Accumulated other comprehensive loss	(3,642)	(2,718)
Retained earnings	111,555	96,684
Less treasury stock, at cost	(370)	(244)

Total stockholders’ equity	124,300	109,981

Total liabilities and stockholders’ equity	$185,185	$172,070

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands of dollars, except per share amounts)
(Unaudited)

	THREE MONTHS ENDED				NINE MONTHS ENDED
	September 30,				September 30,
	2010		2009		2010		2009
Revenues
Lime and limestone operations	$30,458	95.6%	$29,871	94.5%	$98,090	94.9%	$84,023	94.3%
Natural gas interests	1,411	4.4%	1,742	5.5%	5,320	5.1%	5,039	5.7%

	31,869	100.0%	31,613	100.0%	103,410	100.0%	89,062	100.0%

Cost of revenues:
Labor and other operating expenses	19,831	62.2%	19,772	62.5%	64,860	62.7%	57,532	64.6%
Depreciation, depletion and amortization	3,173	10.0%	3,207	10.2%	9,606	9.3%	9,857	11.1%

	23,004	72.2%	22,979	72.7%	74,466	72.0%	67,389	75.7%

Gross profit	8,865	27.8%	8,634	27.3%	28,944	28.0%	21,673	24.3%

Selling, general and administrative expenses	1,878	5.9%	2,023	6.4%	6,188	6.0%	5,863	6.6%

Operating profit	6,987	21.9%	6,611	20.9%	22,756	22.0%	15,810	17.7%

Other expense (income):
Interest expense	707	2.2%	707	2.3%	2,027	2.0%	2,188	2.5%
Other, net	(14)	(0.1)%	(49)	(0.2)%	(60)	(0.1)%	(157)	(0.2)%

	693	2.1%	658	2.1%	1,967	1.9%	2,031	2.3%

Income before income taxes	6,294	19.8%	5,953	18.8%	20,789	20.1%	13,779	15.4%

Income tax expense	1,748	5.5%	1,458	4.6%	5,918	5.7%	3,142	3.5%

Net income	$4,546	14.3%	$4,495	14.2%	$14,871	14.4%	$10,637	11.9%

Income per share of common stock:

Basic	$0.71		$0.71		$2.32		$1.68

Diluted	$0.71		$0.70		$2.32		$1.67

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)
(Unaudited)

	NINE MONTHS ENDED
	September 30,
	2010	2009

Operating Activities:
Net income	$14,871	$10,637
Adjustments to reconcile net income to net cash provided by operations:
Depreciation, depletion and amortization	9,861	10,253
Amortization of financing costs	23	16
Deferred income taxes	2,518	1,569
Gain on disposition of assets	(6)	(60)
Stock-based compensation	498	292
Changes in operating assets and liabilities:
Trade receivables	(599)	389
Inventories	(1,291)	2,190
Prepaid expenses and other current assets	1,208	521
Other assets	(117)	(37)
Accounts payable and accrued expenses	433	(683)
Other liabilities	(113)	(952)

Net cash provided by operating activities	27,286	24,135

Investing Activities:
Purchase of property, plant and equipment	(7,129)	(5,150)
Proceeds from sale of property, plant and equipment	32	134

Net cash used in investing activities	(7,097)	(5,016)

Financing Activities:
Repayments of revolving credit facilities, net	—	(4,687)
Repayments of term loans	(3,750)	(3,750)
Purchase of treasury shares	(126)	(66)
Proceeds from exercise of stock options	—	253

Net cash used in financing activities	(3,876)	(8,250)

Net increase in cash and cash equivalents	16,313	10,869
Cash and cash equivalents at beginning of period	16,466	836

Cash and cash equivalents at end of period	$32,779	$11,705

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Basis of Presentation
The condensed consolidated financial statements included herein have been prepared by the Company without independent audit. In the opinion of the Company’s management, all adjustments of a normal and recurring nature necessary to present fairly the financial position, results of operations and cash flows for the periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2009. The results of operations for the three- and nine-month periods ended September 30, 2010 are not necessarily indicative of operating results for the full year.
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
3. Accounting Policies
Revenue Recognition. The Company recognizes revenue for its Lime and Limestone Operations in accordance with the terms of its purchase orders, contracts or purchase agreements, which are upon shipment, and when payment is considered probable. The Company’s returns and allowances are minimal. Revenues include external freight billed to customers with related costs in cost of revenues. External freight included in 2010 and 2009 revenues was $6.0 million and $6.3 million for the three-month periods, respectively, and $20.6 million and $18.0 for the nine-month periods, respectively, which approximates the amount of external freight included in cost of revenues. Sales taxes billed to customers are not included in revenues. For its Natural Gas Interests, the Company recognizes revenue in the month of production and delivery.
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

Fair Values of Financial Instruments. Under US GAAP, fair value is defined as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” US GAAP requires the Company to apply valuation techniques that (1) place greater reliance on observable inputs and less reliance on unobservable inputs and (2) are consistent with the market approach, the income approach, and/or the cost approach. The Company’s financial liabilities measured at fair value on a recurring basis at September 30, 2010 and December 31, 2009 are summarized below (in thousands):

			Significant Other
			Observable Inputs (Level 2)
	September 30,	December 31,	September 30,	December 31,	Valuation
	2010	2009	2010	2009	Technique
Interest rate swap liabilities	$(4,679)	(3,229)	$(4,679)	(3,229)	Cash flows approach

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
The following table sets forth operating results and certain other financial data for the Company’s two business segments (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues
Lime and limestone operations	$30,458	29,871	$98,090	84,023
Natural gas interests	1,411	1,742	5,320	5,039

Total revenues	$31,869	31,613	$103,410	89,062

Depreciation, depletion and amortization
Lime and limestone operations	$3,018	2,977	$9,141	9,067
Natural gas interests	155	230	465	790

Total depreciation, depletion, amortization	$3,173	3,207	$9,606	9,857

Gross profit
Lime and limestone operations	$7,929	7,482	$25,136	18,601
Natural gas interests	936	1,152	3,808	3,072

Total gross profit	$8,865	8,634	$28,944	21,673

Capital expenditures
Lime and limestone operations	$1,791	1,346	$5,119	5,079
Natural gas interests (net of refunds)	246	37	2,010	71

Total capital expenditures	$2,037	1,383	$7,129	5,150

5. Income Per Share of Common Stock
The following table sets forth the computation of basic and diluted income per common share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Numerator:
Income for basic and diluted income per common share	$4,546	4,495	$14,871	10,637

Denominator:
Weighted-average shares for basic income per share	6,402	6,386	6,400	6,368

Effect of dilutive securities:

Employee and director stock options (1)	16	17	17	21

Adjusted weighted-average shares and assumed exercises for diluted income per share	6,418	6,403	6,417	6,389

Income per share of common stock:
Basic	$0.71	0.71	$2.32	1.68
Diluted	$0.71	0.70	$2.32	1.67

(1)
Options to acquire 2 shares of common stock were excluded from the calculation of dilutive securities for the 2010 and 2009 periods (except for the nine months ended September 30, 2009, with respect to which 20 shares were excluded) as anti-dilutive because the exercise price exceeded the average per share market price for the periods presented.

6. Comprehensive Income and Accumulated Other Comprehensive Loss
The following table presents the components of comprehensive income (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net income	$4,546	4,495	$14,871	10,637
Reclassification to interest expense	429	476	1,367	1,288
Deferred tax credit (expense)	182	144	527	(549)
Change in fair value of interest rate hedge	(930)	(873)	(2,818)	218

Comprehensive income	$4,227	4,242	$13,947	11,594

Amounts reclassified to interest expense were for payments made by the Company pursuant to the Company’s interest rate hedges.
Accumulated other comprehensive loss consisted of the following (in thousands):

	September 30,	December 31,
	2010	2009
Mark-to-market for interest rate hedges, net of tax benefit	$(2,979)	$(2,055)
Minimum pension liability adjustments, net of tax benefit	(663)	(663)

Accumulated other comprehensive loss	$(3,642)	$(2,718)

7. Inventories
Inventories are valued principally at the lower of cost, determined using the average cost method, or market. Costs for raw materials and finished goods include materials, labor, and production overhead. Inventories consisted of the following (in thousands):

	September 30,	December 31,
	2010	2009
Lime and limestone inventories:
Raw materials	$4,231	$3,373
Finished goods	1,678	1,351

	5,909	4,724
Service parts inventories	4,842	4,736

Total inventories	$10,751	$9,460

8. Banking Facilities
The Company’s credit agreement includes a ten-year $40 million term loan (the “Term Loan”), a ten-year $20 million multiple draw term loan (the “Draw Term Loan”) and a $30 million revolving credit facility (the “Revolving Facility”) (collectively, the “Credit Facilities”). At September 30, 2010, the Company had $322 thousand of letters of credit issued, which count as draws under the Revolving Facility.
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
The Company has hedges that fix LIBOR through maturity at 4.695%, 4.875% and 5.500% on the outstanding balance of the Term Loan, 75% of the outstanding balance of the Draw Term Loan and 25% of the outstanding balance of the Draw Term Loan, respectively. As a result of the Amendment, and based on the current LIBOR margin of 1.750% (1.125% prior to the Amendment), as of June 1, 2010 the Company’s interest rates are: 6.445% (5.820% prior to the Amendment) on the outstanding balance of the Term Loan; 6.625% (6.000% prior to the Amendment) on 75% of the outstanding balance of the Draw Term Loan; and 7.250% (6.625% prior to the Amendment) on 25% of the outstanding balance of the Draw Term Loan.
The hedges have been effective as defined under applicable accounting rules. Therefore, changes in fair value of the interest rate hedges are reflected in comprehensive income (loss). The Company will be exposed to credit losses in the event of non-performance by the counterparty to the hedges. Due to interest rate declines, the Company’s mark-to-market of its interest rate hedges, at September 30, 2010 and December 31, 2009, resulted in liabilities of $4.7 million and $3.2 million, respectively, which are included in accrued expenses ($1.6 and $1.7 million, respectively) and other liabilities ($3.1 million and $1.5 million, respectively) on the Company’s Condensed Consolidated Balance Sheets. The Company paid $429 thousand and $1,367 thousand in quarterly settlement payments pursuant to its hedges during the three- and nine-month periods ended September 30, 2010, respectively, compared to payments of $476 thousand and $1,288 thousand in the comparable prior year three- and nine-month periods, respectively. These payments were included in interest expense.
A summary of outstanding debt at the dates indicated is as follows (in thousands):

	September 30,	December 31,
	2010	2009

Term Loan	$24,166	$26,666
Draw Term Loan	13,750	15,000
Revolving Facility (1)	—	—

Subtotal	37,916	41,666
Less current installments	5,000	5,000

Debt, excluding current installments	$32,916	$36,666

(1)	The Company had letters of credit totaling $322 issued on the Revolving Facility at September 30, 2010 and December 31, 2009.
As the Company’s debt bears interest at floating rates, the Company estimates the carrying values of its debt at September 30, 2010 and December 31, 2009 approximate fair value.
9. Contingencies
In the second quarter 2010, there was an accident at the Company’s St. Clair plant in Oklahoma, resulting in a fatality. The Company incurred and accrued costs associated with the accident during the second quarter, including an accrual for estimated costs of potential Mine Safety and Health Administration (“MSHA”) penalties, fines, assessments, legal expenses and other costs, as well as transportation and other logistics and operating costs incurred. The Company is cooperating fully with the MSHA investigation into the accident. Actual costs could be more or less than the current estimate, and the Company will refine its estimate as additional information becomes available.

10. Income Taxes
The Company has estimated its effective income tax rate for 2010 will be approximately 28.5%, compared to 24.7% for 2009. As in prior periods, the primary reason for the effective rate being below the federal statutory rate is due to statutory depletion, which is allowed for income tax purposes and is a permanent difference between net income for financial reporting purposes and taxable income, but generally has a smaller impact as income before income taxes increases. The Company’s effective income tax rate for 2010 increased compared to its 2009 rate primarily because of the $7.0 million increase in income before income taxes in the current year nine-month period compared to the comparable prior year period.
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements. Any statements contained in this Report that are not statements of historical fact are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements in this Report, including without limitation statements relating to the Company’s plans, strategies, objectives, expectations, intentions, and adequacy of resources, are identified by such words as “will,” “could,” “should,” “would,” “believe,” “expect,” “intend,” “plan,” “schedule,” “estimate,” “anticipate,” and “project.” The Company undertakes no obligation to publicly update or revise any forward-looking statements. The Company cautions that forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from expectations, including without limitation the following: (i) the Company’s plans, strategies, objectives, expectations, and intentions are subject to change at any time at the Company’s discretion; (ii) the Company’s plans and results of operations will be affected by its ability to maintain and manage its growth; (iii) the Company’s ability to meet short-term and long-term liquidity demands, including servicing the Company’s debt, conditions in the credit and equity markets, and changes in interest rates on the Company’s debt, including the ability of the Company’s customers and the counterparty to the Company’s interest rate hedges to meet their obligations; (iv) interruptions to operations and increased expenses at its facilities resulting from inclement weather conditions, accidents or regulatory requirements; (v) increased fuel, electricity, transportation and freight costs; (vi) unanticipated delays, difficulties in financing, or cost overruns in completing construction projects; (vii) the Company’s ability to expand its Lime and Limestone Operations through acquisitions of businesses with related or similar operations, including obtaining financing for such acquisitions, and to successfully integrate acquired operations; (viii) inadequate demand and/or prices for the Company’s lime and limestone products due to the state of the U.S. economy, recessionary pressures in particular industries, including highway and housing related construction and steel, and inability to continue to increase or maintain prices for the Company’s products; (ix) the uncertainties of development, production and prices with respect to the Company’s Natural Gas Interests, including reduced drilling activities pursuant to the Company’s O & G Lease and Drillsite Agreement, unitization of existing wells, inability to explore for new reserves and declines in production rates; (x) on-going and possible new environmental and other regulations, investigations, enforcement actions and costs, legal expenses, penalties, fines, assessments, taxes and limitations on operations, including those related to climate change and health and safety; and (xi) other risks and uncertainties set forth in this Report or indicated from time to time in the Company’s filings with the Securities and Exchange Commission (the “SEC”), including the Company’s Form 10-K for the fiscal year ended December 31, 2009.

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
During the first nine months 2010, the increase in lime and limestone revenues primarily resulted from increased lime sales and average product price increases during the period of approximately 6.7% for the Company’s lime and limestone products compared to the first nine months 2009. Sales volumes of the Company’s lime products increased compared to the significantly depressed 2009 demand for the Company’s lime products, principally in the first six months 2010. The increased demand in the first six months 2010 was principally from steel customers, which weakened in the third quarter. PLS sales volumes decreased in the third quarter 2010 compared to the third quarter 2009, due to reduced roof shingle demand for re-roofing in the Company’s markets, and construction demand related to housing developments remained anemic, while improved highway construction demand continued, although governmental funding of public sector projects remains a concern
The Company’s improved gross profit and gross profit margin as a percentage of revenues for the Company’s Lime and Limestone Operations in the first nine months 2010, compared to last year’s comparable period, resulted primarily from increased revenues, partially offset by additional operating costs incurred in the second quarter 2010, including accruals for estimated costs of MSHA penalties, fines, assessments, legal expenses and other costs, as well as transportation and other logistics and operating costs, due to an accident at the Company’s St. Clair plant in Oklahoma, that resulted in a fatality. The Company is cooperating fully with the MSHA investigation into the accident. Actual costs could be more or less than the current estimate, and the Company will refine its estimate as additional information becomes available.
Despite decreasing in the third quarter 2010, compared to the third quarter 2009, revenues and gross profit from the Company’s Natural Gas Interests increased in the first nine months 2010, as increased prices for liquids contained in the Company’s natural gas more than offset the declines in production volumes. Prices for natural gas liquids generally follow crude oil prices, which increased significantly in the first nine months 2010 compared to the prior year comparable period. The number of producing wells increased to 32 in the first nine months 2010 from 30 in the prior year period. Two new wells drilled in the first quarter 2010 pursuant to the Company’s Drillsite Agreement were completed as producing wells during the third quarter 2010. Eight new wells drilled in the fourth quarter 2009 and the first quarter 2010 pursuant to the O & G Lease are expected to be completed as producing wells in the fourth quarter 2010. The Company cannot predict the number of additional wells that ultimately will be drilled, if any, or their results.

Liquidity and Capital Resources.
Net cash provided by operating activities was $27.3 million in the nine months ended September 30, 2010, compared to $24.1 million in the comparable 2009 period, an increase of $3.2 million, or 13.1%. Net cash provided by operating activities is composed of net income, depreciation, depletion and amortization (“DD&A”), deferred income taxes and other non-cash items included in net income, and changes in working capital. In the first nine months 2010, cash provided by operating activities was principally composed of $14.9 million net income, $9.9 million DD&A and $2.5 million deferred income taxes, compared to $10.6 million net income, $10.3 million DD&A and $1.6 million deferred income taxes in the first nine months 2009. The most significant changes in working capital in the first nine months 2010 was a net increase in inventories of $1.3 million and a $1.2 million decrease in prepaid expenses and other current assets. The increase in inventories was primarily for purchases of coal and petroleum coke, while the decrease in prepaid expenses and other current assets was primarily due to amortization of prepaid insurance. The most significant change in working capital items during the 2009 period was a net decrease in inventories of $2.2 million.
The Company invested $7.1 million in capital expenditures in the first nine months 2010, compared to $5.2 million in the comparable period last year. The first nine months 2009 included $1.3 million for the quarry development at the Company’s Arkansas facilities. Included in capital expenditures during the first nine months 2010 and 2009 were $2.0 million and $71 thousand, respectively, for drilling and workover costs for the Company’s non-operating working interests in natural gas wells.
Net cash used in financing activities was $3.9 million in the first nine months 2010, including $3.8 million for repayments of term loan debt. Net cash used in financing activities was $8.3 million in the first nine months 2009, including $3.8 million for repayments of term loan debt and $4.7 million for repayments of the Company’s revolving credit facility.
The Company’s cash and cash equivalents at September 30, 2010 increased $16.3 million to $32.8 million from $16.5 million at December 31, 2009.
The Company’s credit agreement includes a ten-year $40 million term loan (the “Term Loan”), a ten-year $20 million multiple draw term loan (the “Draw Term Loan”) and a $30 million revolving credit facility (the “Revolving Facility”) (collectively, the “Credit Facilities”). At September 30, 2010, the Company had $322 thousand of letters of credit issued, which count as draws under the Revolving Facility.
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
The Company has hedges that fix LIBOR through maturity at 4.695%, 4.875% and 5.500% on the outstanding balance of the Term Loan, 75% of the outstanding balance of the Draw Term Loan and 25% of the outstanding balance of the Draw Term Loan, respectively. As a result of the Amendment, and based on the current LIBOR margin of 1.750% (1.125% prior to the Amendment), as of June 1, 2010 the Company’s interest rates are: 6.445% (5.820% prior to the Amendment) on the outstanding balance of the Term Loan; 6.625% (6.000% prior to the Amendment) on 75% of the outstanding balance of the Draw Term Loan; and 7.250% (6.625% prior to the Amendment) on 25% of the outstanding balance of the Draw Term Loan.
The hedges have been effective as defined under applicable accounting rules. Therefore, changes in fair value of the interest rate hedges are reflected in comprehensive income (loss). The Company will be exposed to credit losses in the event of non-performance by the counterparty to the hedges. Due to interest rate declines, the Company’s mark-to-market of its interest rate hedges, at September 30, 2010 and December 31, 2009, resulted in liabilities of $4.7 million and $3.2 million, respectively, which are included in accrued expenses ($1.6 and $1.7 million, respectively) and other liabilities ($3.1 million and $1.5 million, respectively) on the Company’s Condensed Consolidated Balance Sheets. The Company paid $429 thousand and $1,367 thousand in quarterly settlement payments pursuant to its hedges during the three- and nine-month periods ended September 30, 2010, respectively, compared to payments of $476 thousand and $1,288 thousand in the comparable prior year three- and nine-month periods, respectively. These payments were included in interest expense.
The Company is not contractually committed to any planned capital expenditures for its Lime and Limestone Operations until actual orders are placed for equipment. Under the O & G Lease, and pursuant to the Company’s subsequent elections to participate as a 20% non-operating working interest owner, unless, within five days after receiving an AFE (authorization for expenditures) for a proposed well, the Company provides notice otherwise, the Company is deemed to have elected to participate as a 20% working interest owner. As a 20% non-operating working interest owner, the Company is responsible for 20% of the costs to drill, complete and workover the well. Pursuant to the Drillsite Agreement, the Company, as a 12.5% non-operating working interest owner, is responsible for 12.5% of the costs to drill, complete and workover each well. The Company estimates it will spend approximately $200 thousand per well for completion costs on the eight new wells scheduled to be completed in the fourth quarter 2010. As of September 30, 2010, the Company had no material open orders or commitments that are not included in current liabilities on the September 30, 2010 Condensed Consolidated Balance Sheet.
As of September 30, 2010, the Company had $37.9 million in total debt outstanding.

Results of Operations.
Revenues increased to $31.9 million in the third quarter 2010 from $31.6 million in the comparable prior year quarter, an increase of $256 thousand, or 0.8%. Revenues from the Company’s Lime and Limestone Operations increased $587 thousand, or 2.0%, to $30.5 million in the third quarter 2010, compared to $29.9 million in the comparable 2009 quarter, while revenues from its Natural Gas Interests decreased $331 thousand, or 19.0%, to $1.4 million in the third quarter 2010 from $1.7 million in the comparable 2009 quarter. For the first nine months 2010, revenues increased to $103.4 million from $89.1 million in the comparable 2009 period, an increase of $14.3 million, or 16.1%. Revenues from the Company’s Lime and Limestone Operations increased $14.1 million, or 16.7%, to $98.1 million in the first nine months 2010, compared to $84.0 million in the comparable 2009 period, while revenues from its Natural Gas Interests increased $281 thousand, or 5.6%, to $5.3 million in the first nine months 2010 from $5.0 million in the comparable 2009 period. The increase in lime and limestone revenues in the 2010 periods, compared to last year’s comparable periods, primarily resulted from increased sales volumes of the Company’s lime products due to improved demand, principally from its steel customers in the first half 2010, and increased prices realized during the periods for the Company’s lime and limestone products. These increases were partially offset by decreased PLS sales volumes in the third quarter 2010, compared to the third quarter 2009, due to reduced roof shingle demand in the Company’s markets.
The Company’s gross profit was $8.9 million for the third quarter 2010, compared to $8.6 million for the comparable 2009 quarter, an increase of $231 thousand, or 2.7%. Gross profit for the first nine months 2010 was $28.9 million, an increase of $7.3 million, or 33.5%, from $21.7 million for the first nine months 2009. Included in gross profit for the third quarter and first nine months 2010 were $7.9 million and $25.1 million, respectively, from the Company’s Lime and Limestone Operations, compared to $7.5 million and $18.6 million, respectively, in the comparable 2009 periods. The improved gross profits and gross profit margins as a percentage of revenues for the Company’s Lime and Limestone Operations in the third quarter and first nine months 2010, compared to the 2009 comparable periods, primarily resulted from the increased revenues, partially offset in the first nine months 2010 by costs incurred and accrued associated with the accident at St. Clair.
Gross profit from the Company’s Natural Gas Interests declined to $936 thousand in the third quarter 2010 from $1.2 million in the prior year comparable quarter, primarily due to the decline in natural gas production volumes. For the first nine months 2010, gross profit from Natural Gas Interests increased to $3.8 million from $3.1 million in the comparable 2009 period, primarily due to the increase in prices compared to the comparable prior year period, partially offset by the decline in production volumes. Production volumes from the Company’s Natural Gas Interests for the third quarter 2010 totaled 220 thousand MCF, sold at an average price of $6.41 per MCF, compared to 302 thousand MCF, sold at an average price of $5.84 per MCF, in the comparable 2009 quarter. Production volumes for the first nine months 2010 from Natural Gas Interests totaled 635 thousand MCF, sold at an average price of $7.76 per MCF, compared to the first nine months 2009 when 1.0 BCF was produced and sold at an average price of $4.99 per MCF.
Selling, general and administrative expenses (“SG&A”) declined $145 thousand, or 7.2%, to $1.9 million in the third quarter 2010 from $2.0 million in the third quarter 2009. As a percentage of revenues, SG&A decreased to 5.9% in the 2010 quarter, compared to 6.4% in the comparable 2009 quarter. SG&A increased to $6.2 million in the first nine months 2010 from $5.9 million in the comparable 2009 period, an increase of $325 thousand, or 5.5%. As a percentage of revenues, SG&A in the first nine months 2010 decreased to 6.0%, compared to 6.6% in the comparable 2009 period. The increase in SG&A in the first nine months 2010 was primarily due to increased insurance costs and an increase in allowance for doubtful accounts, which was due to continued weakness in the economy.

Interest expense in the third quarter 2010 and 2009 was $707 thousand. Interest expense in the first nine months 2010 decreased to $2.0 million from $2.2 million in the first nine months 2009, a decrease of $161 thousand, or 7.4%. The decrease in interest expense in the first nine months 2010 primarily resulted from decreased average outstanding debt due to the repayment of $5.0 million of debt since September 30, 2009, partially offset by an increase in interest rates beginning in June 2010 resulting from the Amendment. Interest expense included payments of $429 thousand and $1.4 million that were made pursuant to the Company’s interest rate hedges during the three- and nine-month periods ended September 30, 2010, respectively, compared to payments of $476 thousand and $1.3 million in the comparable prior year three- and nine-month periods, respectively.
Income tax expense increased to $1.7 million in the third quarter 2010 from $1.5 million in the third quarter 2009, an increase of $290 thousand, or 19.9%. For the first nine months 2010, income tax expense increased to $5.9 million from $3.1 million in the comparable 2009 period, an increase of $2.8 million, or 88.4%. The increases in income taxes in the 2010 periods compared to the comparable 2009 periods were primarily due to the increases in the Company’s effective income tax rates and income before income taxes. The Company’s effective income tax rate for the 2010 periods increased compared to the rates for the comparable 2009 periods primarily because statutory depletion had a smaller impact due to the $7.0 million increase in income before income taxes in the first nine months 2010 compared to the first nine months 2009.
The Company’s net income was $4.5 million ($0.71 per share diluted in 2010 and $0.70 per share diluted in 2009) in both the third quarter 2010 and 2009. Net income in the first nine months 2010 was $14.9 million ($2.32 per share diluted), an increase of $4.2 million, or 39.8%, compared to the comparable 2009 period net income of $10.6 million ($1.67 per share diluted).
ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk.
The Company is exposed to changes in interest rates, primarily as a result of floating interest rates on the Revolving Facility. At September 30, 2010, the Company had $37.9 million of indebtedness outstanding under floating rate debt. The Company has entered into interest rate hedge agreements to swap floating rates for fixed LIBOR rates at 4.695%, plus the applicable margin, through maturity on the Term Loan balance of $24.2 million, 4.875%, plus the applicable margin, on $10.3 million of the Draw Term Loan balance and 5.50%, plus the applicable margin, on the remaining $3.4 million of the Draw Term Loan balance. There was no outstanding balance on the Revolving Facility subject to interest rate risk at September 30, 2010. Any future borrowings under the Revolving Facility would be subject to interest rate risk. See Note 8 of Notes to Condensed Consolidated Financial Statements.
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
ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The Company’s Amended and Restated 2001 Long-Term Incentive Plan allows employees and directors to pay the exercise price for stock options and the tax withholding liability for the lapse of restrictions on restricted stock by payment in cash and/or delivery of shares of the Company’s common stock. In the third quarter 2010, pursuant to these provisions the Company received 1,156 shares of its common stock in payment to exercise stock options. The 1,156 shares were valued at $42.26 per share, the fair market value of one share of the Company’s common stock on the date they were tendered to the Company.
ITEM 5. OTHER INFORMATION
Mine Safety Disclosures.
The Company’s goal is to provide a workplace that is incident free. We believe it is the Company’s responsibility to employees to provide a safe and healthy environment. The Company seeks to implement this goal by: training employees in safe work practices; openly communicating with employees; following safety standards and establishing and improving safe work practices; involving employees in safety processes; and recording, reporting and investigating accidents, incidents and losses to avoid reoccurrence.
Following passage of The Mine Improvement and New Emergency Response Act of 2006, the Mine Safety and Health Administration (“MSHA”) significantly increased the enforcement of safety and health standards and imposed safety and health standards on all aspects of mining operations. There has also been an increase in the dollar penalties assessed for citations and orders issued over the past two years.
The following disclosures are provided pursuant to the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which requires certain disclosures by companies required to file periodic reports under the Securities Exchange Act of 1934, as amended, that operate mines regulated under the U.S. Federal Mine Safety and Health Act of 1977 (the “Mine Act”). Under the Dodd-Frank Act, the SEC is authorized to issue rules and regulations to carry out the purposes of these provisions but has not done so as of the date of this Report. While we believe the following disclosures meet the requirements of the Dodd-Frank Act, it is possible that any rulemaking by the SEC will require disclosures to be presented in a form that differs from the following.
The Mine Act has been construed as authorizing MSHA to issue citations and orders pursuant to the legal doctrine of strict liability, or liability without fault. If, in the opinion of an MSHA inspector, a condition that violates the Mine Act or regulations promulgated pursuant to it exists, then a citation or order will be issued regardless of whether the operator had any knowledge of, or fault in, the existence of that condition. Many of the Mine Act standards include one or more subjective elements, so that issuance of a citation or order often depends on the opinions or experience of the MSHA inspector involved and the frequency and severity of citations and orders will vary from inspector to inspector.

Whenever MSHA believes a violation of the Mine Act, any health or safety standard, or any regulation has occurred, it may issue a citation or order that describes the violation and fixes a time within which the operator must abate the violation. In some situations, such as when MSHA believes that conditions pose a hazard to miners, MSHA may issue an order removing miners from the area of the mine affected by the condition until the hazards are corrected. Whenever MSHA issues a citation or order, it has authority to propose a civil penalty or fine, as a result of the violation, that the operator is ordered to pay. Citations and orders can be contested and appealed before the Federal Mine Safety and Health Review Commission (the “Commission”), and as part of that process, are often reduced in severity and amount, and are sometimes dismissed. The Company had 96 contests pending before the Commission as of September 30, 2010 that involve a variety of citations, including citations below the level required to be included in the table that follows. This includes contests that were initiated prior to the three-month period ended September 30, 2010 and which do not necessarily relate to the citations, orders, violations or proposed assessments issued by MSHA during such three-month period.
The table that follows reflects citations, orders, violations and proposed assessments issued to the Company by MSHA during the three months ended September 30, 2010. Due to timing and other factors, the data may not agree with the mine data retrieval system maintained by MSHA. The proposed assessments for the three months ended September 30, 2010 were taken from the MSHA system as of October 28, 2010.
Additional information follows about MSHA references used in the table:
•
Section 104(a) Citations: The total number of citations received from MSHA under section 104(a) of the Mine Act for alleged violations of health or safety standards that could significantly and substantially contribute to a serious injury if left unabated.

•
Section 104(b) Orders: The total number of orders issued by MSHA under section 104(b) of the Mine Act, which represents a failure to abate a citation under section 104(a) within the period of time prescribed by MSHA. This results in an order of immediate withdrawal from the area of the mine affected by the condition until MSHA determines the violation has been abated.

•
Section 104(d) Citations and Orders: The total number of citations and orders issued by MSHA under section 104(d) of the Mine Act for unwarrantable failure to comply with mandatory health or safety standards.

•	Section 110(b)(2) Violations: The total number of flagrant violations issued by MSHA under section 110(b)(2) of the Mine Act.

•	Section 107(a) Orders: The total number of orders issued by MSHA under section 107(a) of the Mine Act for situations in which MSHA determined an imminent danger existed.

			Section			($)
	Section	Section	104(d)	Section	Section	Proposed
	104(a)	104(b)	Citations	110(b)(2)	107(a)	MSHA
Mine(1)	Citations	Orders	and Orders	Violations	Orders	Assessments(2)	Fatalities
						(in thousands)
Texas Lime Company	—	—	—	—	—	$0.6	—
Arkansas Lime Company
Plant	1	—	—	—	—	$0.7	—
Limedale Quarry	1	—	—	—	—	$1.1	—
Colorado Lime Company
Monarch Quarry	—	—	—	—	—	—	—
Salida Plant	—	—	—	—	—	1.6	—
Delta Plant	—	—	—	—	—	—	—
U.S. Lime Company — St. Clair	4	—	—	—	—	$16.9	—

(1)
The definition of a mine under section 3 of the Mine Act includes the mine, as well as other items used in, or to be used in, or resulting from, the work of extracting and processing limestone, such as land, structures, facilities, equipment, machines, tools, kilns, and other preparation facilities. These other items associated with a single mine have been aggregated in the totals for that mine.

(2)
The proposed MSHA assessments issued during the quarterly reporting period do not necessarily relate to the citations or orders issued by MSHA during the quarterly reporting period or to the pending contests reported above.

Pattern or Potential Pattern of Violations. During the three months ended September 30, 2010, none of the mines operated by the Company received written notice from MSHA of either (a) a pattern of violations of mandatory health or safety standards that are of such nature as could have significantly and substantially contributed to mine health or safety hazards under section 104(e) of the Mine Act or (b) the potential to have such a pattern.
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

UNITED STATES LIME & MINERALS, INC.

October 29, 2010	By:	/s/ Timothy W. Byrne Timothy W. Byrne
President and Chief Executive Officer
(Principal Executive Officer)

October 29, 2010	By:	/s/ M. Michael Owens M. Michael Owens
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

UNITED STATES LIME & MINERALS, INC.
Quarterly Report on Form 10-Q
Quarter Ended
September 30, 2010
Index to Exhibits

EXHIBIT
NUMBER	DESCRIPTION

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.

32.1	Section 1350 Certification by the Chief Executive Officer.

32.2	Section 1350 Certification by the Chief Financial Officer.