Form 10-K
period 2010-12-31
UNITED STATES LIME & MINERALS INC
filed 2011-03-08
CIK 82020

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of Common Stock held by non-affiliates computed as of the last business day of the Registrant’s quarter ended June 30, 2010: $101,653,047.

Number of shares of Common Stock outstanding as of March 7, 2011: 6,408,393.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the Registrant’s definitive Proxy Statement to be filed for its 2011 Annual Meeting of Shareholders. Part IV incorporates certain exhibits by reference from the Registrant’s previous filings.

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

Lime and Limestone Operations.

Business and Products.  The Company, through its Lime and Limestone Operations, is a manufacturer of lime and limestone products, supplying primarily the construction, steel, municipal sanitation and water treatment, oil and gas services, aluminum, paper, glass, roof shingle and agriculture industries and utilities and other industries requiring scrubbing of emissions for environmental purposes. The Company is headquartered in Dallas, Texas and operates lime and limestone plants and distribution facilities in Arkansas, Colorado, Louisiana, Oklahoma and Texas through its wholly owned subsidiaries, Arkansas Lime Company, Colorado Lime Company, Texas Lime Company, U.S. Lime Company, U.S. Lime Company — Shreveport, U.S. Lime Company — St. Clair and U.S. Lime Company — Transportation.

The Company extracts high-quality limestone from its open-pit quarries and an underground mine and then processes it for sale as pulverized limestone, quicklime, hydrated lime and lime slurry. Pulverized limestone (also referred to as ground calcium carbonate) (“PLS”) is a dried product ground to granular and finer sizes. Quicklime (calcium oxide) is produced by heating limestone to very high temperatures in kilns in a process called calcination. Hydrated lime (calcium hydroxide) is produced by reacting quicklime with water in a controlled process. Lime slurry (milk of lime) is a suspended solution of calcium hydroxide produced by mixing quicklime with water in a lime slaker.

PLS is used in the production of construction materials such as roof shingles and asphalt paving, as an additive to agriculture feeds, in the production of glass, as a soil enhancement, in the flue gas desulphurization process for utilities and other industries requiring scrubbing of emissions for environmental purposes and for mine safety dust in coal mining operations. Quicklime is used primarily in metal processing, in the flue gas desulphurization process, in soil stabilization for highway and building construction, in the manufacturing of paper products and in sanitation and water treatment systems. Hydrated lime is used primarily in municipal sanitation and water treatment, in soil stabilization for highway and building construction, in the flue gas desulphurization process, in asphalt as an anti-stripping agent, in the production of chemicals and in the production of construction materials such as stucco, plaster and mortar. Lime slurry is used primarily in soil stabilization for highway and building construction.

Product Sales.  In 2010, the Company sold almost all of its lime and limestone products in the states of Arkansas, Colorado, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Maryland, Mississippi, Missouri, New Mexico, Oklahoma, Pennsylvania, Tennessee, and Texas. Sales were made primarily by the Company’s nine sales employees who call on current and potential customers and solicit orders, which are generally made on a purchase-order basis. The Company also receives orders in response to bids that it prepares and submits to current and potential customers.

Principal customers for the Company’s lime and limestone products are highway, street and parking lot contractors, steel producers, municipal sanitation and water treatment facilities, oil and gas services companies, aluminum producers, paper manufacturers, utility plants, glass manufacturers, roof shingle manufacturers and poultry and cattle feed producers. During 2010, the strongest demand for the Company’s lime and limestone products was from steel producers, paper manufacturers, municipal sanitation and water treatment systems, highway and street contractors, oil and gas services companies and roof shingle manufacturers.

Approximately 800 customers accounted for the Company’s sales of lime and limestone products during 2010. No single customer accounted for more than 10% of such sales. The Company is generally not subject to significant customer risks as its customers are considerably diversified as to geographic location and industrial concentration. However, given the nature of the lime and limestone industry, the Company’s profits are very sensitive to changes in sales volume and prices.

Lime and limestone products are transported by truck and rail to customers generally within a radius of 400 miles of each of the Company’s plants. All of the Company’s 2010 sales were made within the United States.

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

Limestone Reserves.  The Company’s limestone reserves contain at least 96% calcium carbonate (CaCO3). The Company has two subsidiaries that extract limestone from open-pit quarries: Texas Lime Company (“Texas Lime”), which is located near Cleburne, Texas, and Arkansas Lime Company (“Arkansas Lime”), which is located near Batesville, Arkansas. U.S. Lime Company — St. Clair (“St. Clair”) extracts limestone from an underground mine located near Marble City, Oklahoma. Colorado Lime Company (“Colorado Lime”) owns property containing limestone deposits at Monarch Pass, located 15 miles west of Salida, Colorado. No mining has taken place on the Colorado property since its acquisition. Existing crushed stone stockpiles on the property are being used to provide feedstock to the Company’s plants in Salida and Delta, Colorado. Access to all properties is provided by paved roads and, in the case of Arkansas Lime and St. Clair, also by rail.

Texas Lime operates upon a tract of land containing approximately 470 acres, including the Cleburne Quarry, and owns approximately 2,700 acres adjacent to the Quarry. Both the Quarry and the adjacent land contain known high-quality limestone reserves in a bed averaging 28 feet in thickness, with an overburden that ranges from 0 to 50 feet. Texas Lime also has mineral interests in approximately 560 acres of land adjacent to the northwest boundary of its property. The in-place reserves, as of December 31, 2010, were approximately 24 million tons of proven reserves plus approximately 90 million tons of probable reserves. Assuming the current level of production and recovery rate is maintained, the Company estimates that these reserves are sufficient to sustain operations for approximately 75 years.

Arkansas Lime operates the Batesville Quarry and has hydrated lime and limestone production facilities on a second site linked to the Quarry by its own standard-gauge railroad. The active quarry operations cover approximately 725 acres of land containing a known deposit of high-quality limestone. The average thickness of the high-quality limestone deposit is approximately 70 feet, with an average overburden thickness of 35 feet. Arkansas Lime also owns approximately 325 additional acres containing high-quality limestone deposits adjacent to the Quarry but separated from it by a public highway (the “South Quarry”). The average thickness of the South Quarry high-quality limestone deposit is approximately 55 feet, with an average overburden of 20 feet. The aggregate in-place reserves for the 1,050 acres, as of December 31, 2010, were approximately 26 million tons of proven reserves. During 2008 and 2009, the Company developed the South Quarry by constructing a bridge for traffic on the highway to allow transportation of the limestone under the highway at a total cost of approximately $2.6 million. The Company also spent approximately $2.9 million in 2008 and 2009 primarily for contract development work on the South Quarry, including removal of the overburden from reserves totaling approximately three years of limestone production requirements. Limestone production from the South Quarry began in the first quarter 2010. In 2005, the Company acquired an additional approximately 2,500 acres of land in nearby Izard County, Arkansas. The in-place high-

quality reserves on these 2,500 acres, as of December 31, 2010, were approximately 150 million tons of proven reserves. Assuming the current level of production and recovery rate is maintained, the Company estimates that its total reserves in Arkansas are sufficient to sustain operations for more than 100 years.

St. Clair, acquired by the Company in December 2005, operates an underground mine located on approximately 700 acres it owns containing high-quality limestone deposits. The in-place reserves, as of December 31, 2010, were approximately 19 million tons of probable reserves on the 700 acres. Assuming the current level of production and recovery rate is maintained, the Company estimates that the probable reserves on the 700 acres are sufficient to sustain operations for approximately 25 years. St. Clair also has the right to mine the high-quality limestone contained in approximately 1,500 adjacent acres pursuant to long-term mineral leases. Although limestone is being mined from the leased properties, the Company has not conducted a drilling program to identify and categorize reserves on the 1,500 leased acres.

Colorado Lime acquired the Monarch Pass Quarry in November 1995 and has not carried out any mining on the property. A review of the potential limestone resources has been completed by independent geologists; however, the Company has not initiated a drilling program. Consequently, it is not possible to identify and categorize reserves. The Monarch Pass Quarry, which had been operated for many years until the early 1990s, contains a mixture of limestone types, including high-quality calcium limestone and dolomite. The Company expects the remaining crushed stone stockpiles on the property to supply its plants in Salida and Delta, Colorado for at least 20 years.

Mining.  The Company extracts limestone by the open-pit method at its Texas and Arkansas quarries. Monarch Pass is also an open-pit quarry, but is not being mined at this time. The open-pit method consists of removing any overburden comprising soil, trees and other substances, including inferior limestone, and then extracting the exposed high-quality limestone. Open-pit mining is generally less expensive than underground mining. The principal disadvantage of the open-pit method is that operations are subject to inclement weather and overburden removal. The limestone is extracted by drilling and blasting, utilizing standard mining equipment. At its St. Clair underground mine, the Company mines limestone using room and pillar mining. The Company has no knowledge of any recent changes in the physical quarrying or mining conditions on any of its properties that have materially affected its quarrying or mining operations, and no such changes are anticipated.

Plants and Facilities.  After extraction, limestone is crushed, screened and ground in the case of PLS, or further processed in kilns, hydrators and slakers in the case of quicklime, hydrated lime and lime slurry, before shipment. The Company processes and distributes lime and/or limestone products at five plants, four lime slurry facilities and one terminal facility. All of its plants and facilities are accessible by paved roads, and in the case of Arkansas Lime, St. Clair and the Shreveport terminal, also by rail.

The Cleburne, Texas plant has an annual capacity of approximately 470 thousand tons of quicklime from two preheater rotary kilns. The plant also has PLS equipment, which, depending on the product mix, has the capacity to produce approximately 1.0 million tons of PLS annually.

The Arkansas plant is situated at the Batesville Quarry. The plant’s PLS and hydrating facilities are situated on a tract of 290 acres located approximately two miles from the Quarry, to which it is connected by a Company-owned, standard-gauge railroad. Utilizing three preheater rotary kilns, this plant has an annual capacity of approximately 630 thousand tons of quicklime. The plant also has PLS equipment, which, depending on the product mix, has the capacity to produce approximately 400 thousand tons of PLS annually.

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

The Company believes that its plants and facilities are adequately maintained and insured. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations -Financial Condition.”

Employees.  At December 31, 2010, the Company employed 295 persons, 34 of whom were engaged in administrative and management activities and nine of whom were engaged in sales activities. Of the Company’s 252 production employees, 115 are covered by two collective bargaining agreements. The agreement for the Texas facility expires in November 2011, and the agreement for the Arkansas facility expires in January 2014. The Company believes that its employee relations are good.

Competition.  The lime industry is highly regionalized and competitive, with quality, price, ability to meet customer demand, proximity to customers, personal relationships and timeliness of deliveries being the prime competitive factors. The Company’s competitors are predominantly private companies.

The lime industry is characterized by high barriers to entry, including: the scarcity of high-quality limestone deposits on which the required zoning and permits for extraction can be obtained; the need for lime plants and facilities to be located close to markets, paved roads and railroad networks to enable cost-effective production and distribution; clean air and anti-pollution regulations, including those related to greenhouse gas emissions, which make it more difficult to obtain permitting for new sources of emissions, such as lime kilns; and the high capital cost of the plants and facilities. These considerations reinforce the premium value of operations having permitted, long-term, high-quality limestone reserves and good locations and transportation relative to markets.

Lime producers tend to be concentrated on known limestone formations where competition takes place principally on a regional basis. The industry as a whole has expanded its customer base and, while the steel industry and environmental-related users, including utility plants, are the largest market sectors, it also counts chemical users and other industrial users, including pulp and paper producers and road builders, among its major customers.

Consolidation in the lime industry has left the three largest companies accounting for more than two-thirds of North American production capacity. In addition to the consolidations, and often in conjunction with them, many lime producers have undergone modernization and expansion projects to upgrade their processing equipment in an effort to improve operating efficiency. The Company’s Texas and Arkansas modernization and expansion projects, its acquisitions of the St. Clair operations in Oklahoma and the lime slurry operations in Texas, and its recent South Quarry development project in Arkansas should allow the Company to continue to remain competitive, protect its markets and position itself for the future. In addition, the Company will continue to evaluate internal and external opportunities for expansion and growth, as conditions warrant or opportunities arise. The Company may have to revise its strategy or otherwise find ways to enhance the value of the Company, including entering into strategic partnerships, mergers or other transactions.

Impact of Environmental Laws.  The Company owns or controls large areas of land, upon which it operates limestone quarries, an underground mine, lime plants and other facilities with inherent environmental responsibilities and environmental compliance costs, including capital, maintenance and operating costs with respect to pollution control facilities, the cost of ongoing monitoring programs, the cost of reclamation and remediation efforts and other similar costs and liabilities.

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

In 2004, the EPA adopted new National Ambient Air Quality Standards (“NAAQS”) for ozone. Pursuant to the new NAAQS, Johnson County, Texas, in which Texas Lime is located, is now identified as part of the Dallas-Fort Worth (“DFW”) nonattainment area for ozone. Pursuant to the new NAAQS, in 2007 the Texas Commission on Environmental Quality (the “TCEQ”) adopted regulations to limit emissions of nitrogen oxides (“NOx”) from industrial operations, including lime kilns, located in the DFW area that resulted in substantial expenditures on pollution control measures and emissions monitoring systems. In 2009 and 2008, the Company spent a total of approximately $700 thousand on these systems to be in compliance with the new NAAQS to which Texas Lime became subject on March 1, 2009.

The pace of regulatory and legislative initiatives to limit and reduce greenhouse gas emissions has prompted the EPA to regulate greenhouse gas emissions. As of January 1, 2010, the EPA required large emitters of greenhouse gases, including the Company’s plants, to collect greenhouse gas emissions data and to report annual greenhouse gas emissions beginning sometime during 2011. On May 13, 2010, the EPA issued a final rule “tailoring” its New Source Review permitting and Federal Operating Permit programs to apply to facilities with certain thresholds of greenhouse gases. The emission rates are determined based upon the CO2 equivalent of six greenhouse gases. Effective January 2, 2011, this “Tailoring Rule” requires facilities that must already obtain New Source Review permits for other pollutants to include greenhouse gases in their permits if greenhouse gas emissions will increase by 75,000 tons or more. Starting in July 2011, the Tailoring Rule extends New Source Review and Federal Operating permits to such projects that exceed the emission threshold for only greenhouse gases. Thus, any new facilities or major modifications to existing facilities that exceed the New Source Review emission thresholds will be required to use “best available control technology” and energy efficiency measures to minimize greenhouse gas emissions.

The near future of climate change-related legislation is uncertain. A climate control bill that would have limited and reduced greenhouse gas emissions through a “cap and trade” system of allowances and credits, among other provisions, was passed by the United States House of Representatives in 2009 but died in the Senate, and the new Congress to date shows an unwillingness to enact such legislation.

Although the timing and impact of climate change legislation and regulation of greenhouse gas emissions on Company operations are uncertain, the consequences of such legislation and regulation are potentially significant for the Company because the production of carbon dioxide is inherent in the manufacture of lime through the calcination of limestone and combustion of fossil fuels. The EPA’s implementation of the Tailoring Rule to New Source Review permitting could result in increased costs of plant upgrades and expansions. The Tailoring Rule, passage of climate control legislation and other regulatory initiatives by the Congress, states or the EPA that restrict or tax emissions of greenhouse gases could adversely affect the Company. There is no assurance that changes in the law or regulations will not be adopted, such as the imposition of a carbon tax, a cap and trade program requiring the Company to purchase carbon credits, or other measures that would require reductions in emissions or changes to raw materials, fuel use or production rates, that could have a material adverse effect on the Company’s financial condition, results of operations, cash flows and competitive position.

In the courts, several decisions have been issued that may increase the risk of claims being filed by third parties against companies for their greenhouse gas emissions. Such cases may seek to challenge air permits to force reductions in greenhouse gas emissions or seek damages for alleged climate change impacts to the environment, people and property.

The Company incurred capital expenditures related to environmental matters of approximately $787 thousand, $480 thousand and $1.0 million in 2010, 2009 and 2008, respectively. The Company’s recurring costs associated with managing and disposing of potentially hazardous substances (such as fuel and lubricants used in operations) and maintaining pollution control equipment amounted to approximately $597 thousand, $715 thousand and $825 thousand in 2010, 2009 and 2008, respectively.

The Company recognizes legal reclamation and remediation obligations associated with the retirement of long-lived assets at their fair value at the time the obligations are incurred (“Asset Retirement Obligations” or “AROs”). Over time, the liability for AROs is recorded at its present value each period through accretion expense, and the capitalized cost is amortized over the useful life of the related asset. Upon settlement of the liability, the Company either settles the ARO for its recorded amount or recognizes a gain or loss. AROs are estimated based on studies and the Company’s process knowledge and estimates, and are discounted using an appropriate interest rate. The AROs are adjusted when further information warrants an adjustment. The Company believes its accrual of $1.3 million for AROs at December 31, 2010 is reasonable.

Map of U.S. Lime & Minerals, Inc. Operations/Interests

Natural Gas Interests.

Interests.  The Company, through its wholly owned subsidiary, U.S. Lime Company — O & G, LLC (“U.S. Lime O & G”), has royalty interests ranging from 15.4% to 20% and a 20% non-operating working interest with respect to oil and gas rights on the Company’s approximately 3,800 acres of land located in Johnson County, Texas, in the Barnett Shale Formation. These interests are derived from the Company’s May 2004 oil and gas lease agreement (the “O & G Lease”) with EOG Resources, Inc. (“EOG”) with respect to oil and gas rights on its Cleburne, Texas property, that will continue so long as EOG is continuously developing, or producing natural gas from, the leased property as set forth in the O & G Lease. During the first half 2009, EOG notified the Company that 11 of its wells under the O & G Lease, which were completed in 2007 and 2008, had been unitized as EOG had determined these wells included production from oil and gas interests that were, or potentially were, partially owned by the state of Texas or others. The unitizations reduced the Company’s royalty interests in the 11 wells, reducing the Company’s revenue interests in these wells to an average of 32.7% from 36% and resulting in an overall average revenue interest of 34.8% in all 31 wells under the O & G Lease.

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

U.S. Lime O & G has no direct employees and is not the operator of any wells drilled on the properties subject to either the O & G Lease or the Drillsite Agreement (the “O & G Properties”). The only decision that the Company makes is whether to participate as a non-operating working interest owner and pay its proportionate share of drilling, completing, recompleting, working over and operating a well.

Regulation.  Many aspects of the development, production, pricing and marketing of natural gas are regulated by federal and state agencies. Legislation affecting the natural gas industry is under constant review for amendment or expansion, which frequently increases the regulatory burden on affected members of the industry.

Oil and gas development and production operations are subject to various types of regulation at the federal, state and local levels that may impact the Company’s royalty and non-operating working interests. Such regulation includes:

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

Drilling Activity.  The Company participated as a royalty interest and non-operating working interest owner in the drilling of eight gross natural gas wells under the O & G Lease in the fourth quarter 2009 and first quarter 2010, five of which were completed as producing wells during the fourth quarter 2010, and three of which are expected to be completed in 2011. In addition, the Company participated in the drilling and completion of two gross wells during 2010 under the Drillsite Agreement, which were producing at December 31, 2010 No wells were competed as producing wells in 2009. The Company participated in eight gross natural gas wells under the O & G Lease that were drilled and completed as producing wells in 2008. The Company participated as a royalty interest and non-operating working interest owner in the drilling of two gross wells under the Drillsite Agreement during 2007 that were completed in 2008. All of these wells are located in Johnson County, Texas. The Company cannot predict the number of additional wells that will be drilled, if any, or their results.

Production Activity.  The number of gross producing wells and production activity for the years ended December 31, 2010, 2009 and 2008 are as follows:

	2010	2009	2008

Gross producing wells
O & G Lease	31	26	26
Drillsite Agreement	6	4	4

Total	37	30	30

Natural gas production volume (BCF)	1.0	1.2	1.5
Average sales price per MCF	$7.78	$5.74	$10.66
Total cost of revenues per MCF(1)	$1.89	$1.25	$1.28

(1)	Includes taxes other than income taxes.

Delivery Commitments.  There are no delivery commitments for the Company’s natural gas production to which U.S. Lime O & G is a party.

Internal Controls Over Reserves Estimates.  The Company’s policies regarding internal controls over the recording of reserve estimates require reserves to be in compliance with the SEC definitions and guidance and prepared in accordance with generally accepted petroleum engineering principles. In each of the years 2010, 2009 and 2008, the Company retained DeGolyer and MacNaughton, independent third-party petroleum engineers, to perform appraisals of 100% of its proved reserves in compliance with these standards.

Natural Gas Reserves.  The following table reflects the proved developed, proved undeveloped and total proved reserves (all of the which are located in Johnson County, Texas), future estimated net revenues and standardized measure at December 31, 2010, 2009 and 2008. The reserves and future estimated net revenues are based on the reports prepared by DeGolyer and MacNaughton. Proved developed reserves included 37, 30 and 30 producing wells at December 31, 2010, 2009 and 2008, respectively. The total number of wells ultimately drilled under the O & G Lease and the Drillsite Agreement has not yet been determined, and could be more or less than the number that could be inferred from the estimated number of wells included in proved undeveloped reserves due to, among other factors, irregularities in formations and spacing decisions made by the operators. The Company’s proved reserves have not been filed with, or included in, any reports to any federal agency, other than those filed with the SEC.

	2010(2)			2009(2)			2008(3)
	Developed	Undeveloped	Total	Developed	Undeveloped	Total	Developed	Undeveloped	Total

Proved natural gas reserves (BCF)	11.7	0.6	12.3	8.9	4.4	13.3	12.0	4.4	16.4
Proved natural gas liquids and condensate (MMBBLS)	1.7	0.0	1.7	1.2	0.6	1.8	0.4	0.2	0.6
Future estimated net revenues (in thousands)	$67,684	$3,108	$70,792	$45,594	$22,558	$68,152	$67,738	$22,252	$89,990
Standardized measure(1) (in thousands)	$25,296	$1,160	$26,456	$15,816	$7,260	$23,076	$24,111	$6,608	$30,719

(1)	This present value data should not be construed as representative of fair market value, since such data is based upon projected cash flows, which do not provide for escalation or reduction of natural gas prices or for escalation or reduction of expenses and capital costs.

(2)	The reserve estimates as of December 31, 2010 and 2009 utilized 12-month average pricing, as now required by accounting principles generally accepted in the United States of America, of $4.52 and $4.04 per MCF of natural gas and $38.71 and $23.20 per BBL of natural gas liquids, respectively. Utilizing year-end prices of natural gas and natural gas liquids as of December 31, 2010 and 2009 would have resulted in proved reserves of 13.1 BCF and 13.8 BCF of natural gas and 1.3 MMBBLS and 1.9 MMBBLS of natural gas liquids, respectively.

(3)	The reserve estimates as of December 31, 2008 utilized a year-end natural gas price per MCF of $7.06, and a year-end natural gas liquids price per BBL of $20.07 at such date.

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

“Proved oil and gas reserves” Proved oil and gas reserves are those quantities of oil and gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations, prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. The project to extract the hydrocarbons must have commenced or the operator must be reasonably certain that it will commence the project within a reasonable time.

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

General.

Both of our business segments continue to be adversely impacted by difficult economic conditions in the U.S.

The continuing difficult economic conditions in the United States have reduced demand for our lime and limestone products and our natural gas. Our two current largest lime customer industries, the construction and steel industries, have reduced their purchase volumes due to the ongoing difficult economic conditions. The reduced demand for natural gas has also resulted in significantly decreased natural gas prices.

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

The recent financial crisis and related uncertainties in the global financial markets may adversely impact our financial condition and results of operations in various ways, and we may face increased challenges if the current difficult economic conditions do not improve. While the severe difficulties in the credit markets and increased volatility in the equity markets have abated to some degree, the global recession and unprecedented calls for governmental intervention continue. If the current economic conditions do not improve, it is possible that our customers and counterparties may face financial difficulties that could lead them to default on their obligations to us or seek bankruptcy protection.

Lime and Limestone Operations.

In the normal course of our Lime and Limestone Operations, we face various business and financial risks that could have a material adverse effect on our financial position, results of operations, cash flows and competitive position. Not all risks are foreseeable or within our ability to control.

These risks arise from factors including, but not limited to, fluctuating demand for our lime and limestone products, including as a result of downturns in the economy and construction, housing and steel industries, changes in legislation and regulations, including Environmental Laws and health and safety regulations, our ability to produce and store quantities of lime and limestone products sufficient in amount and quality to meet customer demands, the success of our modernization, expansion and growth strategies, including our ability to sell our increased lime capacity at acceptable prices, our ability to execute our strategies and complete projects on time and within budget, our ability to integrate, refurbish and/or improve acquired facilities, our access to capital, increasing costs, especially fuel, electricity, transportation and freight costs, inclement weather and the effects of seasonal trends.

We receive a portion of our coal and petroleum coke by rail, so the availability of sufficient solid fuels to run our plants could be diminished significantly in the event of major rail disruptions. In addition, our freight costs to deliver our lime and limestone products are high relative to the value of our products and have increased significantly in recent years. If we are unable to continue to pass along our increasing fuel, electricity, transportation and freight costs to our customers, our financial condition, results of operations, cash flows and competitive position could be materially adversely affected.

Our mining and other operations are subject to operating risks that are beyond our control, which could result in materially increased operating expenses and decreased production and shipment levels that could materially adversely affect our Lime and Limestone Operations and their profitability.

We mine limestone in open pit and underground mining operations and process and distribute that limestone through our plants and other facilities. Certain factors beyond our control could disrupt our operations, adversely affect production and shipments and increase our operating costs, all of which could have a material adverse effect on our results of operations, including geological formation problems that may cause poor mining conditions, an accident or other major incident at a site that may cause all or part of our operations to cease for some period of time and increase our expenses, mining, processing and plant equipment failures and unexpected maintenance problems that may cause disruptions and added expenses, and adverse weather and natural disasters, such as heavy rains, flooding, ice storms and other natural events, that may affect operations, transportation or customers.

If any of these conditions or events occurs, our operations may be disrupted, we could experience a delay or halt of production or shipments, our operating costs could increase significantly and we could be exposed to fines, penalties, assessments and other liabilities. If our insurance coverage is limited or excludes certain of these conditions or events, we may not be able to recover any of the losses we may incur as a result of such conditions or events, some of which may be substantial.

We incur environmental compliance costs, including capital, maintenance and operating costs, with respect to pollution control equipment, the cost of ongoing monitoring programs, the cost of reclamation and remediation efforts and other similar costs and liabilities relating to our compliance with Environmental Laws, and we expect these costs and liabilities to continue to increase, including possible new costs, taxes and limitations on operations such as those related to possible climate change initiatives, including regulation of greenhouse gas emissions.

The rate of change of Environmental Laws has been rapid over the last decade, and we may face possible new costs, taxes and limitations on operations, including those related to climate change initiatives. We believe our expenditure requirements for future environmental compliance, including complying with the new NOx, SO2 and Ozone emission limitations under the NAAQS and potential regulation of greenhouse gas emissions, will continue to increase as operational, reporting and other environmental standards increase. Discovery of currently unknown conditions and unforeseen liabilities could require additional expenditures.

The regulation of greenhouse gas emissions remains an issue for the Company and other similar manufacturing companies. Although Congress has not adopted climate change legislation, on January 1, 2010 the EPA began to require large emitters of greenhouse gases, including the Company’s plants, to collect greenhouse gas emissions data and to report annual greenhouse gas emissions beginning sometime during 2011. On May 13, 2010, the EPA issued a final rule “tailoring” its New Source Review permitting and Federal Operating Permit programs to apply to facilities with certain thresholds of greenhouse gases. The emission rates are determined based upon the CO2 equivalent of six greenhouse gases. Effective January 2, 2011, this “Tailoring Rule” requires facilities that must already obtain New Source Review permits for other pollutants to include greenhouse gases in their permits if greenhouse gas emissions will increase by 75,000 tons or more. Starting in July 2011, the Tailoring Rule extends New Source Review and Federal Operating permits to such projects that exceed the emission threshold for only greenhouse gases. Thus, any new Company plants or major modifications of our existing lime plants that exceed the New Source Review emissions thresholds would be required to use “best available control technology” and energy efficiency measures to minimize greenhouse gas emissions. Although the timing and impact of climate change legislation and regulation of greenhouse gas emissions on our operations are uncertain, the consequences of such legislation and regulations are potentially significant for us because the production of carbon dioxide is inherent in the manufacture of lime through the calcination of limestone and combustion of fossil fuels. The EPA’s implementation of the Tailoring Rule for New Source Review permitting could result in increased costs of plant upgrades and expansions. The Tailoring Rule and passage of climate control legislation and other regulatory initiatives by the Congress, states or the EPA that restrict or tax emissions of greenhouse gases could adversely affect the Company. There is no assurance that changes in the law or regulations will not be adopted, such as the imposition of a carbon tax, a cap and trade program requiring the Company to purchase carbon credits, or other measures that would require reductions in emissions or changes to raw materials, fuel use or production rates, that could have a material adverse effect on the Company’s financial condition, results of operations, cash flows and competitive position.

In the courts, several decisions have been issued that may increase the risk of claims being filed by third parties against us for our greenhouse gas emissions. Such cases may seek to challenge our air permits to force reductions in greenhouse gas emissions or seek damages for alleged climate change impacts to the environment, people and property.

We intend to comply with all Environmental Laws and believe our accrual for environmental liabilities at December 31, 2010 is reasonable. Because many of the requirements are subjective and therefore not quantifiable or presently determinable, or may be affected by additional legislation and rulemaking, including those related to climate change and greenhouse gas emissions, there is no assurance that we will be able to continue to renew our operating permits, and it is not possible to accurately predict the aggregate future costs and liabilities of environmental compliance and their effect on our financial condition, results of operations, cash flows and competitive position.

We quote on a delivered price basis to certain customers, which requires us to estimate future delivery costs. Our actual delivery costs may exceed these estimates, which would reduce our profitability.

Delivery costs are impacted by the price of diesel. Should diesel prices increase, we incur additional fuel surcharges from freight companies that cannot be passed on to our customers that have been quoted a delivered price. A material increase in the price of diesel could have a material adverse effect on the Company’s profitability.

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

Although prices for our lime and limestone products have been relatively strong in recent years, we are unable to predict future demand and prices, especially given the continuing economic difficulties, and cannot provide any assurance that current levels of demand and prices will continue or that any future increases in demand or price can be maintained.

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

Natural Gas Interests.

Historically, the markets for natural gas have been volatile and may continue to be volatile in the future.

Various factors that are beyond our control will affect the demand for and prices of natural gas, such as:

•	the worldwide and domestic supplies of natural gas;

•	the development of new technologies and reserves of natural gas in the United States;

•	the price and level of foreign imports;

•	the level of consumer and industrial demand;

•	the price and availability of alternative fuels;

•	the availability of pipeline capacity;

•	weather conditions;

•	domestic and foreign governmental regulations and taxes; and

•	the overall economic environment.

The natural gas industry is cyclical in nature and tends to reflect general economic conditions. The recent global recession has led to significant reductions in demand and pricing for our natural gas production, beginning in the second half 2008 and continuing into 2011. In addition, recent technological advances, enabling the industry to access additional reserves, have greatly increased the current supply of natural gas in the United States. Lower natural gas prices may reduce the amount of natural gas that is economical for our operators to develop and produce on the O & G Properties or to shut in wells for extended periods of time. Reduced prices and production could severely reduce our revenues, gross profit and cash flows from our Natural Gas Interests and thus could have a material adverse effect on our financial condition, results of operations and cash flows.

We do not control development and production operations on the O & G Properties, which could impact our Natural Gas Interests.

As the owner of royalty and non-operating working interests, our ability to influence development of, and production from, the O & G Properties is severely limited. All decisions related to development and production on the O & G Properties will be made by the operators and may be influenced by factors beyond our control, including but not limited to natural gas prices, interest rates, budgetary considerations and general industry and economic conditions.

The occurrence of an operational risk or uncertainty that materially impacts the operations of the operators of the O & G Properties could have a material adverse effect on the amount we receive in connection with our interests in production from our O & G Properties, which could have a material adverse effect on our financial condition, results of operations and cash flows.

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

Our natural gas reserves are depleting assets, and we have no ability to explore for new reserves. In addition, our ability to increase our proved developed reserves is limited to the drilling of potential additional wells and reworking of existing wells by the operators on the O & G Properties.

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

The O & G Properties are geographically concentrated, which could cause net proceeds to be impacted by regional events, including natural disasters and reduced pipeline capacity due to high pressure in the lines resulting from production from other wells in the area.

The O & G Properties are all natural gas properties located exclusively in the Barnett Shale Formation. Because of this geographic concentration, any regional events, including natural disasters and production from other wells in the area, that increase costs, reduce availability of equipment or supplies, reduce demand or limit production may impact our gross profit from our Natural Gas Interests more than if the Properties were more geographically diversified.

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

Environmental costs and liabilities and changing environmental regulation associated with our O & G Properties could adversely affect our financial condition, results of operations and cash flows.

As with other companies engaged in the ownership, development and production of natural gas, we always expect to have some risk of exposure to environmental costs and liabilities. The costs associated with environmental compliance or remediation could reduce the gross profits we would receive from our Natural Gas Interests. The O & G Properties are subject to extensive federal, state and local regulatory requirements relating to environmental affairs, health and safety and waste management. The TCEQ has adopted regulations limiting air emissions from oil and natural gas production in the Barnett Shale, where the O & G Properties are located.

Additionally, Congress, the EPA and various states have proposed or begun to regulate hydraulic fracturing, which is a technique used to produce natural gas from shale, including the Barnett Shale. In 2010, the EPA announced it would conduct a study on the environmental effects of hydraulic fracturing on drinking water sources. The EPA released the study plan on February 8, 2011 and expects to complete the study in 2012, with a report date of 2014. Increased regulation of natural gas production could increase development and production costs on our O & G Properties and adversely affect our cash flows. Third parties could also pursue legal actions to enforce compliance.

It is likely our expenditures in connection with environmental matters, as part of normal capital expenditure programs, will affect our cash flows from the O & G Properties. Future Environmental Law developments, such as stricter laws, regulations or enforcement policies, including climate change legislation mandating specific near-term and long-range reductions in greenhouse gas emissions, or increased regulation of hydraulic fracturing could significantly increase the costs of production from the O & G Properties and adversely affect our financial condition, results of operations and cash flows.

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

ITEM 4.	[RESERVED]

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s Common Stock is listed on the Nasdaq Global Market® under the symbol “USLM.” As of March 7, 2011, the Company had approximately 400 shareholders of record. The Company did not pay any dividends during 2010 or 2009 and does not plan on paying dividends in 2011.

As of March 7, 2011, the Company had 500,000 shares of $5.00 par value preferred stock authorized; however, none has been issued.

The low and high sales prices for the Company’s Common Stock for the periods indicated were:

	2010		2009
	Low	High	Low	High

First Quarter	$33.94	$41.18	$17.69	$29.40
Second Quarter	$35.12	$41.92	$26.96	$43.99
Third Quarter	$35.65	$42.83	$34.16	$47.00
Fourth Quarter	$37.82	$42.19	$31.19	$38.35

PERFORMANCE GRAPH

The graph below compares the cumulative five-year total shareholders’ return on the Company’s Common Stock with the cumulative total return on The NASDAQ Composite Index and a peer group index consisting of Eagle Materials, Inc., Monarch Cement Co., U.S. Concrete, Inc. and Martin Marietta Materials, Inc. The graph assumes that the value of the investment in the Company’s Common Stock and each index was $100 on January 1, 2006, and that all dividends have been reinvested.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
AMONG U.S. LIME & MINERALS, INC.,
THE NASDAQ COMPOSITE INDEX AND A PEER GROUP

*$100 INVESTED ON JANUARY 1, 2006 IN STOCK OR INDEX, INCLUDING REINVESTMENT OF DIVIDENDS.
FISCAL YEAR ENDING DECEMBER 31.

	2005	2006	2007	2008	2009	2010
U.S. LIME & MINERALS, INC.	100.00	113.90	114.66	90.48	130.45	159.16
NASDAQ COMPOSITE INDEX	100.00	111.74	124.67	73.77	107.12	125.93
PEER GROUP INDEX	100.00	129.94	148.96	103.94	106.37	112.83

ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Amended and Restated 2001 Long-Term Incentive Plan allows employees and directors to pay the exercise price upon the exercise of stock options and the tax withholding liability upon the lapse of restrictions on restricted stock by payment in cash and/or delivery of shares of the Company’s Common Stock to the Company. In the fourth quarter 2010, pursuant to these provisions, the Company received a total of 1,124 shares of its Common Stock for payment of tax withholding liability upon the lapse of restrictions on restricted stock. The 1,124 shares were valued at $41.80 per share, the fair market value of one share of the Company’s Common Stock on the date that they were tendered to the Company.

ITEM 6.	SELECTED FINANCIAL DATA.

	Years Ended December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands, except per share amounts)

Operating results
Lime and limestone revenues	$125,169	110,406	126,165	116,569	114,113
Natural gas revenues	7,425	6,925	16,191	8,667	4,577

Total revenues	$132,594	117,331	142,356	125,236	118,690
Gross profit	$36,041	28,753	31,283	26,016	28,037
Operating profit	$27,665	20,955	23,317	18,372	21,024
Income before income taxes and cumulative effect of change in accounting principle	$25,058	18,144	19,411	14,339	18,140	(1)
Net income	$18,040	13,670	14,433	10,446	12,701	(1)
Net income per share of common stock:
Basic	$2.82	2.14	2.29	1.67	2.06
Diluted	$2.81	2.14	2.27	1.65	2.02

	As of December 31,
	2010	2009	2008	2007	2006

Total assets	$188,498	172,070	166,129	158,227	154,168
Long-term debt, excluding current installments	$31,666	36,666	46,354	54,037	59,641
Stockholders’ equity per outstanding common share	$20.01	17.20	14.87	12.94	11.67
Employees	295	285	307	318	317

(1)	The cumulative effect of change in accounting principle in 2006 for certain stripping costs was $550, net of $190 income tax benefit.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

FORWARD-LOOKING STATEMENTS.

Any statements contained in this Report that are not statements of historical fact are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements in this Report, including without limitation statements relating to the Company’s plans, strategies, objectives, expectations, intentions, and adequacy of resources, are identified by such words as “will,” “could,” “should,” “would,” “believe,” “expect,” “intend,” “plan,” “schedule,” “estimate,” “anticipate,” and “project.” The Company undertakes no obligation to publicly update or revise any forward-looking statements. The Company cautions that forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from expectations, including without limitation the following: (i) the Company’s plans, strategies, objectives, expectations, and intentions are subject to change at any time at the Company’s discretion; (ii) the Company’s plans and results of operations will be affected by its ability to maintain and manage its growth; (iii) the Company’s ability to meet short-term and long-term liquidity demands, including servicing the Company’s debt, conditions in the credit and equity markets, and changes in interest rates on the Company’s debt, including the ability of the Company’s customers and the counterparty to the Company’s interest rate hedges to meet their obligations; (iv) interruptions to operations and increased expenses at its facilities resulting from inclement weather conditions, accidents or regulatory requirements; (v) increased fuel, electricity, transportation and freight costs; (vi) unanticipated delays, difficulties in financing, or cost overruns in completing construction projects; (vii) the Company’s ability to expand its Lime and Limestone Operations through acquisitions of businesses with related or similar operations, including obtaining financing for such acquisitions, and to successfully integrate acquired operations; (viii) inadequate demand and/or prices for the Company’s lime and limestone products due to the state of the U.S. economy, recessionary pressures in particular industries, including highway and housing related construction and steel, and inability to continue to increase or maintain prices for the Company’s products; (ix) the uncertainties of development, production, pipeline capacity and prices with respect to the Company’s Natural Gas Interests, including reduced drilling activities pursuant to the Company’s O & G Lease and Drillsite Agreement, unitization of existing wells, inability to explore for new reserves and declines in production rates; (x) on-going and possible new regulations, investigations, enforcement actions and costs, legal expenses, penalties, fines, assessments, litigation, judgments and settlements, taxes and disruptions and limitations of operations, including those related to climate change and health and safety; and (xi) other risks and uncertainties set forth in this Report or indicated from time to time in the Company’s filings with the SEC, including the Company’s Quarterly Reports on Form 10-Q.

OVERVIEW.

General.

We have two business segments: Lime and Limestone Operations and Natural Gas Interests. Our Lime and Limestone Operations represent our principal business. Our Natural Gas Interests consist of royalty and non-operating working interests under the O & G Lease and the Drillsite Agreement with two separate operators related to our Johnson County, Texas property, located in the Barnett Shale Formation, on which Texas Lime conducts its lime and limestone operations. Our principal management decisions related to our Natural Gas Interests involve whether to participate as a non-operating working interest owner by contributing our proportional costs for drilling proposed wells under the O & G Lease and the Drillsite Agreement. While we intend to continue to participate in future natural gas wells drilled on our O & G Properties, we are not in the business of drilling for or producing natural gas, and have no personnel expert in that field.

We do not allocate our corporate overhead or interest costs to either of our segments.

Our gross profit increased 25.3% in 2010 compared to 2009. Gross profit from our Lime and Limestone Operations in 2010 increased 28.2% compared to 2009 primarily due to increased lime sales volumes to our customers, principally highway construction and oil and gas services customers and, in the first half 2010, steel customers, as well as year-over-year price increases for the Company’s lime and limestone products. Our gross profit from our Natural Gas Interests increased 9.6% in 2010 compared to 2009, as increased prices for liquids contained in the natural gas more than offset the normal decline in production volumes from our wells completed prior to 2010. Prices for natural gas liquids generally follow crude oil prices, which increased in 2010 compared to 2009.

These increases in gross profit resulted in a $4.4 million, or 32.0%, increase in our net income in 2010 compared to 2009. Cash flows from operations during 2010 enabled us to continue to service our bank debt, make capital investments and increase our cash balances to $36.2 million at December 31, 2010.

Lime and Limestone Operations.

In our Lime and Limestone Operations, we produce and sell PLS, quicklime, hydrated lime and lime slurry. The principal factors affecting our success are the level of demand and prices for our products and whether we are able to maintain sufficient production levels and product quality while controlling costs.

Inclement weather conditions generally reduce the demand for lime and limestone products supplied to construction-related customers that account for a significant amount of our revenues. Inclement weather also interferes with our open-pit mining operations and can disrupt our plant production, as in the case of winter ice storms. In addition to weather, various maintenance, environmental, accident and other operational issues can also disrupt our operations and increase our operating expenses.

Demand for our products in our market areas is also affected by general economic conditions, the pace of home and other construction and the demand for steel, as well as the level of governmental and private funding for highway construction. Demand for our lime products from our highway construction and oil and gas services customers improved during 2010, while construction demand related to housing developments continues to be anemic. Demand from the steel industry drastically declined beginning in October 2008 due to a reduction in steel production, but improved somewhat during 2009 and the first half 2010, before declining again in the fourth quarter 2010.

The Safe, Accountable, Flexible, and Equitable Transportation Equity Act (“SAFETEA”), which reauthorized the federal highway, public transportation, highway safety, and motor carrier safety programs for fiscal years 2005 through 2009, expired on September 30, 2009. The general provisions under SAFETEA have been retained under continuing resolutions, the latest of which expires on September 30, 2011. As part of his recently proposed 2012 budget, the President included a new six-year highway funding bill totaling $556 billion, but the House of Representatives may reduce the size of the bill. Although governmental funding of public sector projects remains a concern, we have seen an increase in the construction of tollroads in Texas.

Our modernization and expansion projects in Texas and Arkansas, including the construction of a third kiln in Arkansas (completed in December 2006), the development of the South Quarry in Arkansas (mining began in first quarter 2010), and our acquisitions of U.S. Lime Company — St. Clair, our Delta, Colorado facilities and our Texas slurry operations have positioned us to meet the demand for high-quality lime and limestone products in our markets, with our lime output capacity more than doubling since 2003. In addition, our distribution terminal in Shreveport, Louisiana has expanded our market area for this additional output. Our modernization and expansion and development projects have also equipped us with up-to-date, fuel-efficient plant facilities, which should result in lower production costs and greater operating efficiencies, thus enhancing our competitive position. All of our kilns are fuel-efficient preheater kilns, except for one kiln at St. Clair. For our plants to operate at peak efficiency, we must meet operational challenges that arise from time to time, including bringing new facilities on line and refurbishing and/or improving recently acquired facilities, such as St. Clair, as well as operating existing facilities efficiently and idling kilns if market conditions warrant. We also incur ongoing costs for maintenance and to remain in compliance with rapidly changing Environmental Laws and health and safety and other regulations.

Our primary variable cost is energy. Prices for coal, petroleum coke, diesel, electricity, transportation and freight have increased over the past few years. In addition, our freight costs to deliver our products can be high relative to the value of our products and have increased significantly in recent years. We have been able to mitigate to some degree the adverse impact of these energy cost increases by varying the mixes of fuel used in our kilns, and by passing on some of our increased costs to our customers through higher prices and/or surcharges on certain products. We have not engaged in any significant hedging activity in an effort to control our energy costs.

We financed our modernization and expansion and development projects and acquisitions through a combination of debt financing and cash flows from operations. In June 2010, we amended our credit agreement, securing a number of benefits that provide us with greater flexibility and extending the maturity of our revolving credit facility in exchange for a 0.625% increase in our interest rates. Given our level of debt, we must generate sufficient cash flows to cover ongoing capital and debt service needs. Our revolving credit facility matures June 1, 2015, and the remainder of our long-term debt becomes due at the end of 2015.

As a result of our modernization, expansion and development projects and acquisitions, our yearly depreciation, depletion and amortization expense for our Lime and Limestone Operations included in cost of revenues increased from $6.1 million in 2003 to $12.1 million in 2010, while our gross profit from this segment increased from $13.1 million to $31.2 million over the same period. Our outstanding debt has decreased to $36.7 million at the end of 2010 compared to $44.8 million at the end of 2003, and our interest expense, which was at $4.6 million in 2003, has declined to $2.7 million in 2010. Absent a significant acquisition opportunity arising, we anticipate funding our capital requirements and continuing to pay down our debt in 2011 from our cash flows from operations.

For us to increase our profitability in our Lime and Limestone Operations in the face of our increased fixed and variable costs, we must continue to improve our revenues and cash flows and control our operational and selling, general and administrative expenses. Given reduced demand for our lime products at the start of the recession, in the fourth quarter 2008 we began to take various steps to reduce our costs, including idling several of our kilns and reducing our workforce. These efforts, along with other operating efficiencies, continued into 2010 and, combined with increased sales volumes of our lime products and increased prices for our lime and limestone products, resulted in substantial improvements in our gross profit and gross profit margins from our Lime and Limestone Operations. To maintain or continue to improve our gross profit margins, we are focusing on maintaining, and increasing where possible, our lime and limestone prices to seek to offset our increased costs and continued weak construction demand related to housing development, which is a challenging task in these difficult economic times. In addition, we will continue to explore ways to expand our operations and production capacity through major capital projects and acquisitions as conditions warrant or opportunities arise.

We believe the enhanced production capacity resulting from our modernization and expansion and development projects at Texas and Arkansas, our acquisitions and the operational strategies we have implemented have allowed us to increase production, improve product quality, better serve existing customers, attract new customers and control our costs. There can be no assurance, however, that demand and prices for our lime and limestone products will be sufficient to fully utilize our additional production capacity and cover our additional depreciation, depletion and other fixed costs, that our production will not be adversely affected by weather, maintenance, accident or other operational issues, that we can successfully invest in improvements to our existing facilities, that our results will not be adversely affected by continued increases in fuel, electricity, transportation and freight costs or new environmental or other regulatory requirements, or that our revenues, gross profit, net income and cash flows can be maintained.

Natural Gas Interests.

In 2004, we entered into the O & G Lease with EOG with respect to oil and gas rights on our Cleburne, Texas property, located in the Barnett Shale Formation. Pursuant to the O&G Lease, we received lease bonus payments totaling $1.3 million and retained royalty interests ranging from 15.4% to 20% in oil and gas produced from any successful wells drilled on the leased property and an option to participate in any well drilled on the leased property as a 20% non-operating working interest owner. During the first half 2009, EOG notified the Company that 11 of its wells under the O&G Lease, which were completed in 2007 and 2008, had been unitized as EOG had determined these wells included production from oil and gas interests that were, or potentially were, partially owned by the state of Texas or others. The unitizations reduced the Company’s royalty interests in the 11 wells, reducing the Company’s revenue interests in these wells to an average of 32.7% from 36% and resulting in an overall average revenue interest of 34.8% in all 31 wells under the O&G Lease.

In November 2006, we also entered into a Drillsite Agreement with XTO that has an oil and gas lease covering approximately 538 acres of land contiguous to our Johnson County, Texas property. Pursuant to this Agreement, we have a 3% royalty interest and an optional 12.5% non-operating working interest, resulting in a 12% interest in revenues in any XTO wells drilled from two padsites located on our property.

Five new wells drilled in the fourth quarter 2009 and first quarter 2010 pursuant to the O&G Lease were completed as producing wells during the fourth quarter 2010. These five wells are in addition to two new wells drilled in the first quarter 2010 and completed as producing wells in the third quarter 2010 pursuant to the Drillsite Agreement. Three additional new wells drilled in the fourth quarter 2009 and the first quarter 2010 pursuant to the O&G Lease are expected to be completed as producing wells during 2011. We cannot predict the number of additional wells that ultimately will be drilled, if any, or their results.

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

Natural gas reserve estimates.  Proved oil and gas reserves are those quantities of oil and gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations, prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. The project to extract the hydrocarbons must have commenced or the operator must be reasonably certain it will commence the project within a reasonable time.

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

Contingencies.  We are party to proceedings, lawsuits and claims arising in the normal course of business relating to regulatory, labor, product and other matters. We are required to estimate the likelihood of any adverse judgments or outcomes with respect to these matters, as well as potential ranges of possible losses. A determination of the amount of reserves required, if any, for these contingencies is made after careful analysis of each individual issue, including coverage under our insurance policies. This determination may change in the future because of new information or developments.

Derivatives.  We record the fair value of our interest rate hedges on our Consolidated Balance Sheets and include any changes in fair value in comprehensive income (loss). We determine fair value utilizing the cash flows valuation technique.

Stock-based compensation.  As required by US GAAP, we expense all stock-based payments to employees and directors, including grants of stock options and restricted stock, in the Company’s Consolidated Statements of Income based on their fair values. We use the modified prospective method, in which compensation cost is recognized ratably over the vesting period for all stock-based awards granted after the adoption date and for all such awards granted prior to the adoption date that were unvested on the adoption date.

RESULTS OF OPERATIONS.

The following table sets forth certain financial information expressed as a percentage of revenues for the periods indicated:

	Year Ended December 31,
	2010	2009	2008

Revenues	100.0%	100.0%	100.0%
Cost of revenues
Labor and other operating expenses	(62.8)	(64.3)	(68.9)
Depreciation, depletion and amortization	(10.0)	(11.2)	(9.1)

Gross profit	27.2	24.5	22.0
Selling, general and administrative expenses	(6.3)	(6.6)	(5.6)

Operating profit	20.9	17.9	16.4
Other (expense) income:
Interest expense	(2.1)	(2.5)	(2.5)
Other, net	0.1	0.1	(0.3)
Income tax expense	(5.3)	(3.8)	(3.5)

Net income	13.6%	11.7%	10.1%

2010 vs. 2009

Revenues for 2010 increased to $132.6 million from $117.3 million in 2009, an increase of $15.3 million, or 13.0%. Revenues from our Lime and Limestone Operations in 2010 increased $14.8 million, or 13.4%, to $125.2 million from $110.4 million in 2009. The increase in revenues from our Lime and Limestone Operations was primarily due to increased sales volumes of our lime products, principally to our highway construction and oil and gas services customers and, in the first half 2010, our steel customers, and average product price increases of approximately 5.6% in 2010 compared to 2009, primarily offset by reduced housing construction demand. Revenues from our Natural Gas Interests in 2010 increased $500 thousand, or 7.2%, to $7.4 million from $6.9 million in 2009. The increase in revenues from our Natural Gas Interests resulted from an increase in average price received per MCF, principally as a result of increased prices for liquids contained in our natural gas, partially offset by declines in production rates on wells completed prior to 2010.

Our gross profit increased to $36.0 million for 2010 from $28.8 million for 2009, an increase of $7.3 million, or 25.3%. Gross profit from our Lime and Limestone Operations for 2010 was $31.2 million, compared to $24.3 million in 2009, an increase of $6.9 million, or 28.2%. The improvements in gross profit and gross profit margins as a percentage of revenues for our Lime and Limestone Operations in 2010 compared to 2009 resulted primarily from the increase in revenues discussed above, partially offset by additional operating costs incurred in the second quarter 2010, including accruals for estimated costs of MSHA penalties, fines, assessments and other costs, due to an accident at our St. Clair plant in Oklahoma that resulted in a fatality. We cooperated fully with the MSHA investigation into the accident.

Gross profit for 2010 also included $4.8 million from our Natural Gas Interests, compared to $4.4 million in 2009, an increase of $423 thousand, or 9.6%. Production volumes for 2010 from our Natural Gas Interests in 37 wells totaled 951 thousand MCF, sold at an average price per MCF of approximately $7.78, compared to 2009 when approximately 1.2 BCF was produced and sold from 30 wells at an average price of approximately $5.74 per MCF.

Selling, general and administrative expenses (“SG&A”) increased to $8.4 million in 2010 from $7.8 million in 2009, an increase of $578 thousand, or 7.4%. As a percentage of revenues, SG&A decreased to 6.3% in 2010 from 6.6% in 2009. The increase in SG&A in 2010 was primarily attributable to increased personnel costs, including stock-based compensation costs, increased insurance costs and increased bad debt expense.

Interest expense in 2010 decreased to $2.7 million from $2.9 million in 2009, a decrease of $171 thousand, or 5.9%. Interest expense in each of 2010 and 2009 included $1.8 million paid in aggregate quarterly settlement payments pursuant to our interest rate hedges. The decrease in interest expense in 2010 primarily resulted from decreased average outstanding debt, resulting from the repayment during 2010 of $5.0 million of debt that was outstanding at December 31, 2009.

Income tax expense increased to $7.0 million in 2010 from $4.5 million in 2009, an increase of $2.5 million, or 56.9%. The increase in income tax expense in 2010 compared to 2009 was primarily due to the increase in our income before taxes and effective income tax rates. The increase in the effective tax rate from 24.7% in 2009 to 28.1% in 2010 was primarily because statutory depletion had a smaller impact in 2010 due to the $6.9 million increase in income before income taxes in 2010 compared to 2009.

Net income increased to $18.0 million ($2.81 per share diluted) in 2010, compared to $13.7 million ($2.14 per share diluted) in 2009, an increase of $4.4 million, or 32.0%.

2009 vs. 2008

Revenues for 2009 decreased to $117.3 million from $142.4 million in 2008, a decrease of $25.1 million, or 17.6%. Revenues from our Lime and Limestone Operations in 2009 decreased $15.8 million, or 12.5%, to $110.4 million from $126.2 million in 2008. The decrease in revenues from our Lime and Limestone Operations in 2009 compared to 2008 was driven primarily by decreased lime sales volumes to construction and steel customers, partially offset by average price increases for our lime and limestone products of approximately 10.3% in 2009 compared to 2008. Steel production, which declined drastically in the fourth quarter 2008, improved somewhat during 2009, but for the year steel demand for our lime products was down compared to 2008. Construction demand declined further throughout 2009. Revenues from our Natural Gas Interests in 2009 decreased $9.3 million, or 57.2%, to $6.9 million from $16.2 million in 2008. The decrease in revenues from our Natural Gas Interests resulted from decreases in average price per MCF and production volume.

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

Gross profit from our Natural Gas Interests declined to $4.4 million in 2009 from $13.1 million in 2008, a decrease of $8.7 million, or 66.4%, primarily due to the decline in natural gas prices and lower production volumes. Production volumes from our Natural Gas Interests for 2009 totaled approximately 1.2 BCF, sold at an average price of approximately $5.74 per MCF, compared to 2008 when approximately 1.5 BCF was produced and sold at an average price of approximately $10.66 per MCF. The number of producing wells was 30 in both 2009 and 2008.

SG&A declined to $7.8 million in 2009 from $8.0 in 2008, a decline of $168 thousand, or 2.1%. As a percentage of revenues, SG&A increased to 6.6% in 2009 from 5.6% in 2008 due to the decrease in revenues in 2009 compared to 2008.

Interest expense in 2009 decreased to $2.9 million from $3.5 million in 2008, a decrease of $600 thousand, or 17.2%. Interest expense in 2009 included $1.8 million paid in quarterly settlement payments pursuant to our interest rate hedges, compared to $634 thousand paid in 2008. The decrease in interest expense in 2009 primarily resulted from decreased average outstanding debt, resulting from the repayment during 2009 of approximately $9.7 million of debt that was outstanding at December 31, 2008.

Other, net increased $495 thousand to income of $75 thousand in 2009 from expense of $420 thousand in 2008, primarily due to 2008 charges of $358 thousand associated with an attempted acquisition and $200 thousand for damages to railcars and equipment at a trans-loading facility in Galveston, Texas caused by Hurricane Ike.

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

FINANCIAL CONDITION.

Capital Requirements.  We require capital primarily for seasonal working capital needs, normal recurring capital and re-equipping projects, modernization, expansion and development projects, drilling and completion of natural gas wells and acquisitions. Our capital needs are met principally from cash on hand, cash flows from operations, our $30 million revolving credit facility and our long-term debt.

We expect to spend $6.0 to $7.0 million per year over the next several years in our Lime and Limestone Operations for normal recurring capital and re-equipping projects at our plants and facilities to maintain or improve efficiency, ensure compliance with Environmental Laws and reduce costs. As of December 31, 2010, we had no material contractual commitments for our Lime and Limestone Operations. As of December 31, 2010, our total commitments for the completion of eight wells was $1.4 million, $800 thousand of which was recorded on our Consolidated Balance Sheet as current liabilities. Five of the eight wells were completed as producing wells in late 2010. The three remaining wells are expected to be completed in 2011.

Liquidity and Capital Resources.  Net cash provided by operations was $34.2 million in 2010, compared to $31.6 million in 2009, an increase of $2.6 million, or 8.3%. Our cash provided by operating activities is composed of net income, depreciation, depletion and amortization (“DD&A”), other non-cash items included in net income and changes in working capital. In 2010, cash provided by operating activities was principally composed of $18.0 million net income, $13.6 million DD&A, $3.1 million deferred income taxes, $737 thousand of stock-based compensation and $1.3 million from changes in working capital. The increase in 2010 compared to 2009 was primarily the result of the $4.4 million increase in net income, the $1.4 million increase in deferred taxes and the $197 thousand increase in accounts payable and accrued expenses compared to a decrease of $1.3 million in 2009. These increases were partially offset by the $1.1 million and $474 thousand increases in inventories and trade receivables, respectively, in 2010, compared to decreases of $2.8 million and $1.1 million, respectively, in 2009. Our cash and cash equivalents at December 31, 2010 increased to $36.2 million from $16.5 million at December 31, 2009.

Banking Facilities and Other Debt.  Our credit agreement includes a ten-year $40 million term loan (the “Term Loan”), a ten-year $20 million multiple draw term loan (the “Draw Term Loan”) and a $30 million revolving credit facility (the “Revolving Facility”) (collectively, the “Credit Facilities”). At December 31, 2010, the Company had $322 thousand of letters of credit issued, which count as draws under the Revolving Facility.

The Term Loan requires quarterly principal payments of $833 thousand, which began on March 31, 2006, equating to a 12-year amortization, with a final principal payment of $10.0 million due on December 31, 2015. The Draw Term Loan requires quarterly principal payments of $417 thousand, based on a 12-year amortization, which began on March 31, 2007, with a final principal payment of $6.7 million due on December 31, 2015. The maturity of the Term Loan, the Draw Term Loan and the Revolving Facility can be accelerated if any event of default, as defined under the Credit Facilities, occurs.

As of June 1, 2010, we entered into an amendment to our Credit Facilities (the “Amendment”) primarily to remove or reduce certain restrictions and to extend, by more than three years, the maturity date of the Revolving Facility. In return for these improvements, we agreed to increase the commitment fee for the Revolving Facility, increase the interest rate margins on existing and new borrowings, reduce the our maximum Cash Flow Leverage Ratio (defined below) and pay a $100 thousand amendment fee.

The Amendment removed from the Credit Facilities: (1) the annual $10 million maximum non-oil and gas-related capital expenditures limitation; (2) the $40 million maximum acquisition limitation over the life of the Credit Facilities; and (3) the annual $1.5 million maximum dividend restriction. In addition, pursuant to the Amendment, we may now purchase, redeem or otherwise acquire shares of our common stock so long as our pro forma Cash Flow Leverage Ratio is less than 3.00 to 1.00 and no default or event of default exists or would exist after giving effect to such stock repurchase. The Amendment extended the maturity date of the Revolving Facility to June 1, 2015; previously, the maturity date for the Revolving Facility was April 2, 2012.

As a result of the Amendment, the Revolving Facility commitment fee was increased to a range of 0.250% (previously 0.200%) to 0.400% (previously 0.350%). In addition, the Credit Facilities will now bear interest, at our option, at either LIBOR plus a margin of 1.750% (previously 1.125%) to 2.750% (previously 2.125%), or the Lender’s Prime Rate plus a margin of 0.000% (previously minus 0.500%) to plus 1.000% (previously plus 0.375%). The Revolving Facility commitment fee and the interest rate margins are determined quarterly in accordance with a pricing grid based upon our Cash Flow Leverage Ratio, defined as the ratio of total funded senior indebtedness to earnings before interest, taxes, depreciation, depletion and amortization (“EBITDA”) for the 12 months ended on the last day of the most recent calendar quarter, plus, as added by the Amendment, pro forma EBITDA from any businesses acquired during the period. Lastly, the Amendment reduced the maximum Cash Flow Leverage Ratio to 3.25 to 1 (previously 3.50 to 1).

The Amendment did not amend the security agreement, dated August 25, 2004, pursuant to which the Credit Facilities continue to be secured by our existing and hereafter acquired tangible assets, intangible assets and real property. The Amendment also did not amend our interest rate hedges, discussed below, with respect to the outstanding balances on the Term Loan and the Draw Term Loan that we entered into with Wells Fargo Bank, N.A as counterparty to the hedges.

We have hedges that fix LIBOR through maturity at 4.695%, 4.875% and 5.500% on the outstanding balance of the Term Loan, 75% of the outstanding balance of the Draw Term Loan and 25% of the outstanding balance of the Draw Term Loan, respectively. As a result of the Amendment, and based on the current LIBOR margin of 1.750% (1.125% prior to the Amendment), since June 1, 2010 our interest rates have been: 6.445% (5.820% prior to the Amendment) on the outstanding balance of the Term Loan; 6.625% (6.000% prior to the Amendment) on 75% of the outstanding balance of the Draw Term Loan; and 7.250% (6.625% prior to the Amendment) on 25% of the outstanding balance of the Draw Term Loan.

The hedges have been effective as defined under applicable accounting rules. Therefore, changes in fair value of the interest rate hedges are reflected in comprehensive income (loss). We will be exposed to credit losses in the event of non-performance by the counterparty to the hedges. Due to interest rate declines, our mark-to-market of our interest rate hedges, at December 31, 2010 and December 31, 2009, resulted in liabilities of $3.7 million and $3.2 million, respectively, which are included in accrued expenses ($1.5 and $1.7 million, respectively) and other liabilities ($2.2 million and $1.5 million, respectively) on our Consolidated Balance Sheets. We paid $1.8 million in aggregate quarterly settlement payments pursuant to the hedges in each of 2010 and 2009. These payments were included in our interest expense.

During 2009, we paid $5.0 million, or 12.0%, of the $41.7 million in total principal amount of debt outstanding as of December 31, 2009, resulting in $36.7 million of total principal amount of debt outstanding as of December 31, 2010, consisting of $23.4 million and $13.3 million outstanding on the Term Loan and Draw Term Loan, respectively. We had $322 thousand of letters of credit issued under the Revolving Facility as of December 31, 2010, but no cash draws.

Capital Expenditures.  We have made a substantial amount of capital investments over the past five years, including the construction of the third kiln project at the our Arkansas facilities (which began in third quarter 2005 and was completed in first quarter 2007), the acquisition of additional lime slurry operations in June 2006 and December 2008, the 2008 and 2009 South Quarry development in Arkansas and, from fourth quarter 2005 through 2010, the drilling and completion of 37 natural gas wells and the drilling of three natural gas wells not yet completed.

Investing activities in 2010 totaled $9.3 million, compared to $6.7 million in 2009. Investments in 2010 included approximately $2.6 million for drilling, completion and workover costs for our non-operating working interests in natural gas wells compared to $300 thousand in 2009. Investments in 2009 included approximately $1.3 million for the South Quarry development in Arkansas.

Contractual Obligations.  The following table sets forth our contractual obligations as of December 31, 2010 (in thousands):

	Payments Due by Period
					More than
Contractual Obligations	Total	1 Year	2-3 Years	4-5 Years	5 Years

Long-term debt, including current installments	$36,666	5,000	10,000	21,666	—
Operating leases(1)	$4,395	1,315	1,884	1,076	120
Limestone mineral leases	$2,014	68	136	136	1,674
Purchase obligations(2)	$1,668	1,668	—	—	—
Other liabilities(3)(4)	$1,108	101	273	289	445

Total	$45,851	8,152	12,293	23,167	2,239

(1)	Represents operating leases for mobile equipment, railcars and corporate office space that are either non-cancelable or subject to significant penalty upon cancellation.

(2)	Approximately $1.1 million of these obligations are recorded on the Consolidated Balance Sheet at December 31, 2010, including $800 thousand for drilling costs for natural gas wells. The remainder is commitments for estimated completion costs for three natural gas wells.

(3)	Does not include $233 unfunded projected benefit obligation for a defined benefit pension plan. Future required contributions, if any, are subject to actuarial assumptions and future earnings on plan assets. The Company plans to make contributions of $25 to the plan in 2011. See Note 6 of Notes to Consolidated Financial Statements.

(4)	Does not include $3.7 million mark-to-market liability for the Company’s interest rate hedges.

Liquidity.  As of December 31, 2010, we had $322 thousand of letters of credit outstanding and no other draws on our $30 million Revolving Facility. We believe that cash on hand, funds generated from operations and the remaining amount available under the Revolving Facility will be sufficient to meet our operating needs, ongoing capital needs and debt service for 2011. Additionally, with our cash flows from our Lime and Limestone Operations and Natural Gas Interests and remaining amounts available from our $30 million Revolving Facility, we believe we will have sufficient capital resources to meet our liquidity needs for the near future.

Off-Balance Sheet Arrangements.  We do not utilize off-balance sheet financing arrangements; however, we lease some of our equipment used in our operations under non-cancelable operating lease agreements and have various limestone mineral leases. As of December 31, 2010, the total future lease payments under our various operating and mineral leases totaled $4.4 million and $2.0 million, respectively, and are due in payments as summarized in the table above.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

INTEREST RATE RISK.

We are exposed to changes in interest rates, primarily as a result of floating interest rates on our Term Loan, Draw Term Loan and Revolving Facility. As of December 31, 2010, we had $36.7 million of indebtedness outstanding under floating rate debt. We have entered into interest rate swap agreements to swap floating rates for fixed rates at 4.695%, plus the applicable LIBOR margin, through maturity on the Term Loan balance of $23.4 million, and 4.875% and 5.50% on $10.0 million and $3.3 million, respectively, plus the applicable LIBOR margin, through maturity on the Draw Term Loan balance. There was no outstanding balance on the Revolving Facility subject to interest rate risk at December 31, 2010. Any future borrowings under the Revolving Facility would be subject to interest rate risk. See Note 3 of Notes to Consolidated Financial Statements.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
United States Lime & Minerals, Inc.

We have audited the accompanying consolidated balance sheets of United States Lime & Minerals, Inc. (a Texas corporation) and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United States Lime & Minerals, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), United States Lime & Minerals, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 8, 2011 expressed an unqualified opinion.

/s/  GRANT THORNTON LLP

Dallas, Texas
March 8, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
United States Lime & Minerals, Inc.

We have audited United States Lime & Minerals, Inc. (a Texas corporation) and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, United States Lime & Minerals, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of United States Lime & Minerals, Inc. and subsidiaries as of December 31, 2010 and 2009 and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010 and our report dated March 8, 2011 expressed an unqualified opinion.

/s/  GRANT THORNTON LLP

Dallas, Texas
March 8, 2011

United States Lime & Minerals, Inc.

Consolidated Balance Sheets

	December 31,
	2010	2009
	(Dollars in thousands, except per share data)

ASSETS
Current assets:
Cash and cash equivalents	$36,223	$16,466
Trade receivables, net	13,839	13,365
Inventories	10,600	9,460
Prepaid expenses and other current assets	1,225	1,469

Total current assets	61,887	40,760
Property, plant and equipment:
Mineral reserves and land	16,727	16,511
Proved natural gas properties, successful-efforts method	17,295	15,080
Buildings and building and leasehold improvements	3,392	3,391
Machinery and equipment	189,273	187,410
Furniture and fixtures	851	884
Automotive equipment	1,661	1,579

	229,199	224,855
Less accumulated depreciation and depletion	(102,962)	(93,955)

Property, plant and equipment, net	126,237	130,900
Other assets, net	374	410

Total assets	$188,498	$172,070

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of debt	$5,000	$5,000
Accounts payable	4,545	6,122
Accrued expenses	6,166	5,028

Total current liabilities	15,711	16,150
Debt, excluding current installments	31,666	36,666
Deferred tax liabilities, net	8,933	6,026
Other liabilities	3,894	3,247

Total liabilities	60,204	62,089
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $5.00 par value; authorized 500,000 shares; none issued or outstanding	—	—
Common stock, $0.10 par value; authorized 15,000,000 shares; 6,421,424 and 6,400,129 shares issued at December 31, 2010 and 2009, respectively	642	640
Additional paid-in capital	16,354	15,619
Accumulated other comprehensive loss	(3,009)	(2,718)
Retained earnings	114,724	96,684
Less treasury stock at cost, 11,024 and 6,548 shares at December 31, 2010 and 2009, respectively	(417)	(244)

Total stockholders’ equity	128,294	109,981

Total liabilities and stockholders’ equity	$188,498	$172,070

The accompanying notes are an integral part of these consolidated financial statements.

United States Lime & Minerals, Inc.

Consolidated Statements of Income

	Years Ended December 31,
	2010	2009	2008
	(Dollars in thousands, except per share amounts)

Revenues
Lime and limestone operations	$125,169	$110,406	$126,165
Natural gas interests	7,425	6,925	16,191

	132,594	117,331	142,356
Cost of revenues:
Labor and other operating expenses
Lime and limestone operations	81,825	73,982	96,097
Natural gas interests	1,421	1,514	1,941
Depreciation, depletion and amortization	13,307	13,082	13,035

	96,553	88,578	111,073

Gross profit	36,041	28,753	31,283
Selling, general and administrative expenses, including depreciation and amortization expense of $304, $393 and $440 in 2010, 2009 and 2008, respectively	8,376	7,798	7,966

Operating profit	27,665	20,955	23,317
Other expense (income):
Interest expense	2,715	2,886	3,486
Other, net	(108)	(75)	420

	2,607	2,811	3,906

Income before income taxes	25,058	18,144	19,411
Income tax expense	7,018	4,474	4,978

Net income	$18,040	$13,670	$14,433

Net income per share of common stock:
Basic	$2.82	$2.14	$2.29

Diluted	$2.81	$2.14	$2.27

The accompanying notes are an integral part of these consolidated financial statements.

United States Lime & Minerals, Inc.

Consolidated Statement of Stockholders’ Equity
Years Ended December 31, 2010, 2009 and 2008

				Accumulated
	Common Stock		Additional	Other
	Shares		Paid-In	Comprehensive	Retained	Treasury
	Outstanding	Amount	Capital	(Loss) Income	Earnings	Stock	Total
	(Dollars in thousands)

Balances at December 31, 2007	6,315,419	$632	$14,200	$(1,641)	$68,581	$(67)	$81,705
Stock options exercised, including $4 tax benefit	16,455	1	28	—	—	—	29
Stock-based compensation	18,700	2	625	—	—	—	627
Treasury shares purchased	(2,488)	—	—	—	—	(77)	(77)
Net income	—	—	—	—	14,433	—	14,433
Minimum pension liability adjustment, net of $95 tax benefit	—	—	—	(166)	—	—	(166)
Mark to market of interest rate hedge, net of $1,952 cumulative tax benefit	—	—	—	(2,104)	—	—	(2,104)

Comprehensive (loss) income	—	—	—	(2,270)	14,433	—	12,163

Balances at December 31, 2008	6,348,086	635	14,853	(3,911)	83,014	(144)	94,447
Stock options exercised, including $29 tax benefit	31,054	3	192	—	—	—	195
Stock-based compensation	17,510	2	574	—	—	—	576
Treasury shares purchased	(3,069)	—	—	—	—	(100)	(100)
Net income	—	—	—	—	13,670	—	13,670
Minimum pension liability adjustment, net of $96 tax benefit	—	—	—	(168)	—	—	(168)
Mark to market of interest rate hedge, net of $778 tax expense	—	—	—	1,361	—	—	1,361

Comprehensive income	—	—	—	1,193	13,670	—	14,863

Balances at December 31, 2009	6,393,581	640	15,619	(2,718)	96,684	(244)	109,981
Stock options exercised	2,660	—	—	—	—	—	—
Stock-based compensation	18,635	2	735	—	—	—	737
Treasury shares purchased	(4,476)	—	—	—	—	(173)	(173)
Net income	—	—	—	—	18,040	—	18,040
Minimum pension liability adjustment, net of $17 tax expense	—	—	—	30	—	—	30
Mark to market of interest rate hedge, net of $182 tax benefit	—	—	—	(321)	—	—	(321)

Comprehensive (loss) income	—	—	—	(291)	18,040	—	17,749

Balances at December 31, 2010	6,410,400	$642	$16,354	$(3,009)	$114,724	$(417)	$128,294

The accompanying notes are an integral part of these consolidated financial statements.

United States Lime & Minerals, Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2010	2009	2008
	(Dollars in thousands)

OPERATING ACTIVITIES:
Net income	$18,040	$13,670	$14,433
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	13,611	13,475	13,475
Amortization of deferred financing costs	35	16	22
Deferred income taxes	3,090	1,682	2,360
Loss (gain) on sale of property, plant and equipment	11	(43)	33
Stock-based compensation	737	576	627
Changes in operating assets and liabilities, net of the effects of acquisitions of businesses:
Trade receivables	(474)	1,127	(579)
Inventories	(1,141)	2,837	(2,398)
Prepaid expenses and other current assets	244	(133)	(181)
Other assets	(118)	(32)	(90)
Accounts payable and accrued expenses	197	(1,306)	(401)
Other liabilities	(48)	(295)	(1,545)

Net cash provided by operating activities	34,184	31,574	25,756
INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(9,328)	(6,653)	(15,760)
Acquisitions of businesses	—	—	(2,529)
Proceeds from sale of property, plant and equipment	74	247	11

Net cash used in investing activities	(9,254)	(6,406)	(18,278)
FINANCING ACTIVITIES:
Repayments of revolving credit facilities, net	—	(4,688)	(2,683)
Repayments of term loans	(5,000)	(5,000)	(5,000)
Proceeds from exercise of stock options	—	166	29
Purchase of treasury shares	(173)	(100)	(77)
Tax benefits related to exercise of stock options	—	84	10

Net cash used in financing activities	(5,173)	(9,538)	(7,721)

Net increase (decrease) in cash and cash equivalents	19,757	15,630	(243)
Cash and cash equivalents at beginning of year	16,466	836	1,079

Cash and cash equivalents at end of year	$36,223	$16,466	$836

The accompanying notes are an integral part of these consolidated financial statements.

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements
(dollars in thousands, except per share amounts)
Years Ended December 31, 2010, 2009 and 2008

(1)	Summary of Significant Accounting Policies

(a)	Organization

United States Lime & Minerals, Inc. (the “Company”) is a manufacturer of lime and limestone products, supplying primarily the construction, steel, municipal sanitation and water treatment, oil and gas services, aluminum, paper, glass, roof shingle and agriculture industries and utilities and other industries requiring scrubbing of emissions for environmental purposes. The Company is headquartered in Dallas, Texas and operates lime and limestone plants and distribution facilities in Arkansas, Colorado, Louisiana, Oklahoma and Texas through its wholly owned subsidiaries, Arkansas Lime Company, Colorado Lime Company, Texas Lime Company, U.S. Lime Company, U.S. Lime Company — Shreveport, U.S. Lime Company — St. Clair and U.S. Lime Company — Transportation. In addition, the Company, through its wholly owned subsidiary, U.S. Lime Company — O & G, LLC, has royalty and non-operating working interests in natural gas wells located in Johnson County, Texas, in the Barnett Shale Formation.

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

	Year Ended December 31,
	2010	2009	2008

Cash paid during the year for:
Interest	$2,681	$2,843	$3,426

Income taxes	$3,956	$2,743	$2,954

(e)	Revenue Recognition

The Company recognizes revenue for its lime and limestone operations in accordance with the terms of its purchase orders, contracts or purchase agreements, which are upon shipment, and when payment is considered probable. Revenues include external freight billed to customers with related costs in cost of revenues. The Company’s returns and allowances are minimal. External freight billed to customers included in revenues was $25,756, $23,991 and $28,523 for 2010, 2009 and 2008, respectively, which approximates the amount of external freight billed to customers included in cost of revenues. Sales taxes billed to customers are not included in revenues. For its natural gas interests, the Company recognizes revenue in the month of production and delivery.

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

The carrying values of cash and cash equivalents, trade receivables, other current assets, accounts payable and accrued expenses approximate fair value due to the short maturity of these instruments. See Note 3 for debt fair values, which also approximate carrying values. The Company’s interest rate hedges are carried at fair value at December 31, 2010 and 2009. See Notes 1(p) and 3. Financial liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements as of December 31,
			Significant Other Observable Inputs (Level 2)		Valuation
	2010	2009	2010	2009	Technique

Interest rate swap liabilities	$(3,732)	(3,229)	(3,732)	(3,229)	Cash flows approach

(g)	Concentration of Credit Risk and Trade Receivables

Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash and cash equivalents, trade receivables and derivative financial instruments. The Company places its cash and cash equivalents with high credit quality financial institutions and its derivative financial instruments with financial institutions and other firms that management believes have high credit ratings. The Company’s cash and cash equivalents at commercial banking institutions normally exceed federally insured limits. For a discussion of the credit risks associated with the Company’s derivative financial instruments, see Note 3.

The majority of the Company’s trade receivables are unsecured. Payment terms for all trade receivables are based on the underlying purchase orders, contracts or purchase agreements. Credit losses relating to trade receivables consistently have been within management expectations and historical trends. Uncollected trade receivables are charged-off when identified by management to be unrecoverable. Trade receivables are presented net of the related allowance for doubtful accounts, which totaled $360 and $350 at December 31, 2010 and 2009, respectively. Additions and write-offs to the Company’s allowance for doubtful accounts during the years ended December 31 are as follows:

	2010	2009

Beginning balance	$350	326
Additions	139	44
Write-offs	(129)	(20)

Ending balance	$360	350

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements — (Continued)

(h)	Inventories

Inventories are valued principally at the lower of cost, determined using the average cost method, or market. Costs for raw materials and finished goods include materials, labor and production overhead. A summary of inventories is as follows:

	December 31,
	2010	2009

Lime and limestone inventories:
Raw materials	$3,669	3,373
Finished goods	2,087	1,351

	5,756	4,724
Service parts inventories	4,844	4,736

	$10,600	9,460

(i)	Property, Plant and Equipment

For major constructed assets, the capitalized cost includes the price paid by the Company for labor and materials plus interest and internal and external project management costs that are directly related to the constructed assets. Machinery and equipment at December 31, 2010 and 2009 included $978 and $1,123, respectively, of construction in progress for various capital projects. Mineral reserves and land included $5,598 of quarry development costs at December 31, 2010 and 2009. No interest costs were capitalized for the years ended December 31, 2010 and 2009. Depreciation of property, plant and equipment is being provided for by the straight-line method over estimated useful lives as follows:

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

The Company reviews its long-lived assets for impairment and, when events or circumstances indicate the carrying amount of an asset may not be recoverable, the Company determines if impairment of value exists. If the estimated undiscounted future net cash flows are less than the carrying amount of the asset, an impairment exists, and an impairment loss must be calculated and recorded. If an impairment exists, the impairment loss is calculated based on the excess of the carrying amount of the asset over the asset’s fair value. Any impairment loss is treated as a permanent reduction in the carrying value of the asset. Through December 31, 2010, no events or circumstances arose that would require the Company to record a provision for impairment of its long-lived assets.

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

The Company recognizes legal obligations for reclamation and remediation associated with the retirement of long-lived assets at their fair value at the time the obligations are incurred (“AROs”). Over time, the liability for AROs is recorded at its present value each period through accretion expense, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, the Company either settles the AROs for the recorded amount or recognizes a gain or loss. As of December 31, 2010 and 2009, the Company’s AROs included in other liabilities were $1,308 and $1,069, respectively, including $61 and $52 of AROs for its natural gas interests as of December 31, 2010 and 2009, respectively, as well as an ARO of $222 established in 2010 for the Arkansas South Quarry. Only $258 of assets associated with the Company’s AROs are not fully depreciated as of December 31, 2010. During 2010 and 2009, the Company spent $36 and $17 and recognized accretion expense of $52 and $42, respectively, on its AROs.

The AROs were estimated based on studies and the Company’s process knowledge and estimates, and are discounted using an appropriate interest rate. The AROs are adjusted when further information warrants an adjustment. The Company estimates annual expenditures of approximately $25 to $100 each in years 2011 through 2015 relating to its AROs.

(l)	Other Assets

Other assets consist of the following:

	December 31,
	2010	2009

Intangible assets	$30	158
Deferred financing costs	226	130
Other	118	122

	$374	410

Deferred financing costs are expensed over the life of the related debt.

Intangible assets are amortized over their expected useful lives. Amortization expense for these assets totaled $128, $209 and $209 for the years ended December 31, 2010, 2009 and 2008, respectively. Accumulated amortization at December 31, 2010 and 2009 that was netted against the intangible assets was $917 and $789, respectively. The Company estimates annual amortization expense for intangibles of approximately $18 in 2011 and $12 in 2012.

(m)	Environmental Expenditures

Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded at their present value when environmental assessments and/or remedial efforts are probable and the costs can be reasonably estimated. Generally, the timing of these accruals will coincide with completion of a feasibility study or the Company’s commitment to a formal plan of action.

The Company incurred capital expenditures related to environmental matters of approximately $597 in 2010, $480 in 2009 and $1,000 in 2008.

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements — (Continued)

(n)	Income Per Share of Common Stock

The following table sets forth the computation of basic and diluted income per common share:

	Year Ended December 31,
	2010	2009	2008

Net income for basic and diluted income per common share	$18,040	$13,670	$14,433

Weighted-average shares for basic income per common share	6,400,958	6,378,457	6,305,164
Effect of dilutive securities:
Restricted shares of stock	—	—	25,959
Employee and director stock options(1)	16,859	19,286	31,822

Adjusted weighted-average shares and assumed exercises for diluted income per common share	6,417,817	6,397,743	6,362,945

Basic net income per common share	$2.82	$2.14	$2.29

Diluted net income per common share	$2.81	$2.14	$2.27

(1)	Excludes 9,500, 9,500 and 53,250 stock options in 2010, 2009 and 2008, respectively, because they were antidilutive because the exercise price exceeded the average per share market price for the periods presented.

(o)	Stock-Based Compensation

The Company expenses all stock-based payments to employees and directors, including grants of stock options and restricted stock, in the Company’s Consolidated Statements of Income based on their fair values. Compensation cost is recognized ratably over the vesting period.

(p)	Derivative Instruments and Hedging Activities

Every derivative instrument (including certain derivative instruments embedded in other contracts) is recorded on the balance sheet as either an asset or liability measured at its fair value. Changes in the derivative’s fair value are recognized currently in earnings unless specific hedge accounting criteria are met. The Company estimates fair value utilizing the cash flows valuation technique. The fair values of derivative contracts that expire in less than one year are recognized as current assets or liabilities. Those that expire in more than one year are recognized as long-term assets or liabilities. Derivative financial instruments that are not accounted for as hedges are adjusted to fair value through earnings. If the derivative is designated as a cash flow hedge, changes in fair value are recognized in comprehensive income (loss) until the hedged item is recognized in earnings. See Notes 1(f), 3 and 4.

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

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements — (Continued)

(r)	Comprehensive Income (Loss)

The Company reports and displays comprehensive income (loss) in accordance with US GAAP. See Notes 1(p), 3, 4 and 6.

(2)	New Accounting Pronouncements

From time to time, new accounting pronouncements applicable to the Company are issued by the FASB or other standard-setting bodies, which the Company will adopt as of their specified effective dates. Unless otherwise discussed, the Company believes the impact of recently issued standards that are not yet effective will not have a material impact on its consolidated financial statements upon adoption.

(3)	Banking Facilities and Debt

The Company’s credit agreement includes a ten-year $40 million term loan (the “Term Loan”), a ten-year $20 million multiple draw term loan (the “Draw Term Loan”) and a $30 million revolving credit facility (the “Revolving Facility”) (collectively, the “Credit Facilities”). At December 31, 2010, the Company had $322 thousand of letters of credit issued, which count as draws under the Revolving Facility.

The Term Loan requires quarterly principal payments of $833, which began on March 31, 2006, equating to a 12-year amortization, with a final principal payment of $10.0 million due on December 31, 2015. The Draw Term Loan requires quarterly principal payments of $417, based on a 12-year amortization, which began on March 31, 2007, with a final principal payment of $6.7 million due on December 31, 2015. The maturity of the Term Loan, the Draw Term Loan and the Revolving Facility can be accelerated if any event of default, as defined under the Credit Facilities, occurs.

As of June 1, 2010, the Company entered into an amendment to its Credit Facilities (the “Amendment”) primarily to remove or reduce certain restrictions and to extend, by more than three years, the maturity date of the Revolving Facility. In return for these improvements, the Company agreed to increase the commitment fee for the Revolving Facility, increase the interest rate margins on existing and new borrowings, reduce the Company’s maximum Cash Flow Leverage Ratio (defined below) and pay a $100 amendment fee.

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

As a result of the Amendment, the Revolving Facility commitment fee was increased to a range of 0.250% (previously 0.200%) to 0.400% (previously 0.350%). In addition, the Credit Facilities will now bear interest, at the Company’s option, at either LIBOR plus a margin of 1.750% (previously 1.125%) to 2.750% (previously 2.125%), or the Lender’s Prime Rate plus a margin of 0.000% (previously minus 0.500%) to plus 1.000% (previously plus 0.375%). The Revolving Facility commitment fee and the interest rate margins are determined quarterly in accordance with a pricing grid based upon the Company’s Cash Flow Leverage Ratio, defined as the ratio of the Company’s total funded senior indebtedness to earnings before interest, taxes, depreciation, depletion and amortization (“EBITDA”) for the 12 months ended on the last day of the most recent calendar quarter, plus, as added by the Amendment, pro forma EBITDA from any businesses acquired during the period. Lastly, the Amendment reduced the Company’s maximum Cash Flow Leverage Ratio to 3.25 to 1 (previously 3.50 to 1).

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

The Company has hedges that fix LIBOR through maturity at 4.695%, 4.875% and 5.500% on the outstanding balance of the Term Loan, 75% of the outstanding balance of the Draw Term Loan and 25% of the outstanding balance of the Draw Term Loan, respectively. As a result of the Amendment, and based on the current LIBOR margin of 1.750% (1.125% prior to the Amendment), since June 1, 2010 the Company’s interest rates have been: 6.445% (5.820% prior to the Amendment) on the outstanding balance of the Term Loan; 6.625% (6.000% prior to the Amendment) on 75% of the outstanding balance of the Draw Term Loan; and 7.250% (6.625% prior to the Amendment) on 25% of the outstanding balance of the Draw Term Loan.

The hedges have been effective as defined under applicable accounting rules. Therefore, changes in fair value of the interest rate hedges are reflected in comprehensive income (loss). The Company will be exposed to credit losses in the event of non-performance by the counterparty to the hedges. Due to interest rate declines, the Company’s mark-to-market of its interest rate hedges, at December 31, 2010 and December 31, 2009, resulted in liabilities of $3.7 million and $3.2 million, respectively, which are included in accrued expenses ($1.5 and $1.7 million, respectively) and other liabilities ($2.2 million and $1.5 million, respectively) on the Company’s Consolidated Balance Sheets. The Company paid $1.8 million in aggregate quarterly settlement payments pursuant to the hedges in each of 2010 and 2009. These payments were included in interest expense.

A summary of outstanding debt at the dates indicated is as follows:

	December 31,	December 31,
	2010	2009

Term Loan	$23,333	$26,666
Draw Term Loan	13,333	15,000
Revolving Facility(1)	—	—

Subtotal	36,666	41,666
Less current installments	5,000	5,000

Debt, excluding current installments	$31,666	$36,666

(1)	The Company had letters of credit totaling $322 issued on the Revolving Facility at December 31, 2010.

As the Company’s debt bears interest at floating rates, the Company estimates the carrying values of its debt at December 31, 2010 and 2009 approximate fair value.

Principal amounts payable on the Company’s long-term debt outstanding at December 31, 2010 are as follows:

Total	2011	2012	2013	2014	2015	Thereafter

$36,666	$5,000	$5,000	$5,000	$5,000	$16,666	$—

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements — (Continued)

(4)	Accumulated Other Comprehensive Loss

The components of comprehensive income for the years ended December 31 are as follows:

	2010	2009	2008

Net income	$18,040	$13,670	$14,433
Minimum pension liability adjustment	47	(264)	(261)
Reclassification to interest expense	1,805	1,785	634
Deferred tax benefit (expense)	165	(682)	2,047
Mark to market of interest rate hedge	(2,308)	354	(4,690)

Comprehensive income	$17,749	$14,863	$12,163

Amounts reclassified to interest expense were for payments made by the Company pursuant to the Company’s interest rate hedges.

Accumulated other comprehensive loss consisted of the following:

	December 31,	December 31,
	2010	2009

Mark-to-market for interest rate hedges, net of tax benefit	$(2,376)	$(2,055)
Minimum pension liability adjustments, net of tax benefit	(633)	(663)

Accumulated other comprehensive loss	$(3,009)	$(2,718)

(5)	Income Taxes

Income tax expense for the years ended December 31 is as follows:

	2010	2009	2008

Current income tax expense	$3,945	$2,792	$2,618
Deferred income tax expense	3,073	$1,682	2,360

Income tax expense	$7,018	$4,474	$4,978

A reconciliation of income taxes computed at the federal statutory rate to income tax expense for the years ended December 31 is as follows:

	2010		2009		2008
		Percent of		Percent of		Percent of
		pretax		pretax		pretax
	Amount	income	Amount	income	Amount	income

Income taxes computed at the federal statutory rate	$8,770	35.0%	$6,350	35.0%	$6,794	35.0%
(Reduction) increase in taxes resulting from:
Statutory depletion in excess of cost depletion	(1,584)	(6.3)	(1,949)	(10.7)	(2,378)	(12.2)
Manufacturing deduction	(397)	(1.6)	(98)	(0.5)	—	—
State income taxes, net of federal income tax benefit	155	0.6	180	1.0	424	2.2
Other	74	0.3	(9)	(0.1)	138	0.6

Income tax expense	$7,018	28.0%	$4,474	24.7%	$4,978	25.6%

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

A summary of the Company’s deferred tax liabilities and assets is as follows:

	December 31,	December 31,
	2010	2009

Deferred tax liabilities Lime and limestone property, plant and equipment	$14,968	$13,197
Natural gas interests drilling costs and equipment	4,339	3,921
Other	323	284

	19,630	17,402
Deferred tax assets Alternative minimum tax credit carryforwards	(8,264)	(9,171)
Minimum pension liability	(363)	(381)
Fair value liability of interest rate hedges	(1,357)	(1,174)
Other	(713)	(650)

	(10,697)	(11,376)

Deferred tax liabilities, net	$8,933	$6,026

Current tax receivables, net	$109	$113

The Company had no federal net operating loss carryforwards at December 31, 2010. At December 31, 2010, the Company had determined that, because of its recent income history and expectations of income in the future, its deferred tax assets were fully realizable. The Company’s federal income tax returns for the year ended December 31, 2008 and subsequent years remain subject to examination. The Company’s income tax returns in certain state income tax jurisdictions remain subject to examination for various periods for the year ended December 31, 2007 and subsequent years. The Company treats interest and penalties on income tax liabilities as income taxes.

(6)	Employee Retirement Plans

The Company has a noncontributory defined benefit pension plan (the “Corson Plan”) that covers substantially all union employees previously employed by its wholly-owned subsidiary, Corson Lime Company. In 1997, the Company sold substantially all of the assets of Corson Lime Company, and all benefits for participants in the Corson Plan were frozen. During 1997 and 1998, the Company made contributions to the Corson Plan that were intended to fully fund the benefits earned by the participants. The Company made no contributions to the Corson Plan from 1999 through 2002. In prior years, significant declines in the financial markets have unfavorably impacted plan asset values, resulting in an unfunded projected benefit obligation of $233 and $421 at December 31, 2010 and 2009, respectively. The Company recorded a comprehensive gain of $30, net of $17 tax expense, and a comprehensive loss of $168, net of $96 tax benefit, for the years ended December 31, 2010 and 2009, respectively. The Company made contributions of $194 and $333 to the Corson Plan in 2010 and 2009, respectively. No contribution was made in 2008. The Company expects to make a contribution of $25 in 2011.

In consultation with the investment advisor for the Corson Plan, the administrative committee, consisting of management employees appointed by the Company’s Board of Directors, establishes the investment objectives for the Corson Plan’s assets. Corson Plan assets are invested using a total return investment approach, whereby a mix of equity securities, debt securities, other investments and cash and cash equivalents are used to preserve asset values, diversify risk and achieve the target investment return benchmark. Investment strategies and asset allocations are

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements — (Continued)

based on careful consideration of plan liabilities, the plan’s funded status and financial condition. Investment performance and asset allocation are measured and monitored on an ongoing basis.

Corson Plan assets are managed in a balanced portfolio composed of two major components: an equity portion and a fixed income portion. The expected role of equity investments is to maximize the long-term real growth of the Corson Plan’s assets, while the role of fixed income investments is to generate current income, provide for more stable periodic returns and provide some protection against a prolonged decline in the market value of equity investments.

The current target allocations for Corson Plan assets are 50-70% for equity securities, 30-50% for fixed income securities and 0-10% for cash and cash equivalents. Equity securities include U.S. and international equity, while fixed income securities include short-duration government agencies and medium-duration bond funds and high-yield bond funds. Other investments include investments in a commodity linked fund and a real estate index fund. The following table sets forth the asset allocation at December 31 for the Corson Plan:

	2010	2009

Equity securities and funds	50.2%	48.1%
Institutional bond funds	36.1	39.2
Other investments	11.2	9.4
Cash and cash equivalents	2.5	3.3

	100.0%	100.0%

The fair values of the Corson Plan assets at December 31 by asset category are as follows:

	2010	2009

Equity securities and funds	$913	$751
Institutional bond funds	655	611
Other investments	204	147
Cash and cash equivalents	43	50

	$1,815	$1,559

All fair values of the Corson Plan assets are determined by quoted prices on active markets for identical assets (Level 1).

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements — (Continued)

The following table sets forth the funded status at December 31 of the Corson Plan accrued pension benefits:

	2010	2009

Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$1,980	$1,510
Interest cost	108	102
Actuarial loss on plan assets	83	485
Benefits paid	(123)	(117)

Projected benefit obligation at end of year	$2,048	$1,980

Change in plan assets:
Fair value of plan assets at beginning of year	$1,559	$1,092
Employer contribution	194	333
Actual gain on plan assets	185	251
Benefits paid	(123)	(117)

Fair value of plan assets at end of year	$1,815	$1,559

Underfunded status	$(233)	$(421)

Accumulated benefit obligation	$2,048	$1,980

The net liability recognized for the Corson Plan in the Consolidated Balance Sheets at December 31 consists of the following:

	2010	2009

Accrued benefit cost	$233	$421

The weighted-average assumptions used in the measurement of the Corson Plan benefit obligation at December 31 are as follows:

	2010	2009

Discount rate	5.25%	5.65%
Expected long-term return on plan assets	7.75%	7.75%

The following table provides the components of the Corson Plan net periodic benefit cost:

	Year Ended December 31,
	2010	2009	2008

Interest cost	$108	$102	$104
Expected return on plan assets	(126)	(99)	(133)
Amortization of net actuarial loss	71	68	53

Net periodic benefit cost	$53	$71	$24

The Company expects benefit payments of $129 in 2011, $135 in 2012, $139 in 2013, $144 in 2014, $141 in 2015 and $754 for years 2016-2020.

The Company has contributory retirement (401(k)) savings plans for nonunion employees and for union employees of Arkansas Lime Company and Texas Lime Company. Company contributions to these plans were $149, $130 and $134 in 2010, 2009 and 2008, respectively.

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements — (Continued)

(7)	Stock-Based Compensation

On April 27, 2001, the Company implemented the 2001 Long-Term Incentive Plan (the “2001 Plan”). Effective March 6, 2009, the Company amended and restated the 2001 Plan (the “Amended and Restated Plan”) subject to shareholder approval, to, among other things, add 175,000 shares of the Company’s common stock to the number of shares available for grant, provide for dollar-denominated cash awards, including performance-based awards providing for the payment of cash bonuses upon the attainment of stated performance goals over a stated performance period that are intended to qualify for the performance-based compensation exception to the deductibility limits set forth in Section 162(m) of the Internal Revenue Code (the “Code”), and revise the business criteria the Compensation Committee of the Board of Directors may use in designing performance goals for performance-based equity and cash awards for purposes of Section 162(m) of the Code. The shareholders approved the Amended and Restated Plan at the 2009 annual meeting of shareholders on May 1, 2009. In addition to stock options, restricted stock and cash awards, the Amended and Restated Plan provides for the grant of stock appreciation rights, deferred stock and other stock-based awards to directors, officers, employees and consultants.

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

At December 31, 2010, the number of shares of common stock remaining available for future grants of stock options, restricted stock or other forms of stock-based compensation under the Amended and Restated Plan was 168,536.

The Company recorded $737, $576 and $627 for stock-based compensation expense related to stock options and shares of restricted stock for 2010, 2009 and 2008, respectively. The amounts included in cost of revenues were $156, $123 and $127, and in selling, general and administrative expense were $580, $453 and $500, for 2010, 2009 and 2008, respectively.

A summary of the Company’s stock option and restricted stock activity and related information for the year ended December 31, 2010 and certain other information for the years ended December 31, 2010, 2009 and 2008 are as follows:

		Weighted-			Weighted-
		Average	Aggregate		Average
	Stock	Exercise	Intrinsic	Restricted	Grant-Date
	Options	Price	Value	Stock	Fair Value

Outstanding (stock options); non-vested (restricted stock) at December 31, 2009	66,692	$23.79	$735	23,720	$29.19
Granted	9,500	41.78	—	18,635	40.34
Exercised (stock options); vested (restricted stock)	(5,907)	22.21	—	(18,637)	32.67
Forfeited	—	—	—	(225)	33.46

Outstanding (stock options); non-vested (restricted stock) at December 31, 2010	70,285	$26.36	$1,109	23,493	$35.23

Exercisable at December 31, 2010	70,285	$26.36	$1,109	n/a	n/a

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements — (Continued)

	2010	2009	2008

Weighted-average fair value of stock options granted during the year	$12.40	$7.21	$7.48

Weighted-average remaining contractual life for stock options in years	6.03	6.33	6.75

Total fair value of stock options vested during the year	$118	$99	$158
Total intrinsic value of stock options exercised during the year	$1,107	$1,079	$599
Total fair value of restricted stock vested during the year	$649	$477	$469

There were no non-vested stock options at December 31, 2010. The total compensation cost not yet recognized for restricted stock at December 31, 2010 was approximately $638, which will be recognized over the weighted average of 1.23 years.

The following table summarizes information about stock options outstanding at December 31, 2010:

			Outstanding		Exercisable
				Weighted-		Weighted-
	Weighted-Average Remaining			Average		Average
Range of Exercise	Contractual Life (Yrs.)		Number of	Exercise	Number of	Exercise
Prices	Outstanding	Exercisable	Shares	Price	Shares	Price

$3.26-8.56	2.93	2.93	14,262	$6.18	14,262	$6.58
$13.16-13.31	4.16	4.16	7,833	$13.20	7,833	$13.20
$27.98-37.70	6.61	6.61	38,690	$32.23	38,690	$32.23
$40.48-42.13	9.86	9.86	9,500	$41.78	9,500	$41.78

	6.03	6.03	70,285	$26.36	70,285	$26.36

The fair value for the stock options was estimated at the date of grant using a lattice-based option valuation model, with the following weighted-average assumptions for the 2010, 2009 and 2008 grants: risk-free interest rates of 0.99% to 1.81% in 2010, 1.31% to 1.38% in 2009 and 1.07% to 2.69% in 2008; a dividend yield of 0%; and a volatility factor of .420 to .423 in 2010, .257 to .427 in 2009 and .365 to .456 in 2008, based on the monthly per-share closing prices for three years preceding the date of issuance. In addition, the fair value of these options was estimated based on an expected life of three years. The fair value of restricted stock is based on the closing per-share price of the Company’s common stock on the date of grant.

(8)	Commitments and Contingencies

The Company leases some of the equipment used in its operations under operating leases. Generally, the leases are for periods varying from one to five years and are renewable at the option of the Company. The Company also has a lease for corporate office space. Total lease and rent expense was $1,388 for 2010, $1,714 for 2009, and $2,154 for 2008. As of December 31, 2010, future minimum payments under operating leases that were either non-cancelable or subject to significant penalty upon cancellation were $1,315 for 2011, $1,097 for 2012, $787 for 2013, $710 for 2014, $367 for 2015, and $120 thereafter.

The Company is party to lawsuits and claims arising in the normal course of business, none of which, in the opinion of management, is expected to have a material adverse effect on the Company’s financial condition, results of operations, cash flows or competitive position.

In the second quarter 2010, there was an accident at the Company’s St. Clair plant in Oklahoma, resulting in a fatality. The Company incurred and accrued costs associated with the accident during the second quarter, including an accrual for estimated costs of potential Mine Safety and Health Administration (“MSHA”) penalties, fines, assessments and other costs. The Company cooperated fully with the MSHA investigation into the accident.

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements — (Continued)

The Company is not contractually committed to any planned capital expenditures until actual orders are placed for equipment or services. As of December 31, 2010, the Company had approximately $1.4 million of commitments for the drilling and completion of natural gas wells. The Company’s accounts payable and accrued expenses as of December 31, 2010 also included approximately $1.1 million for capital expenditures incurred late in the year, primarily for the completion natural gas wells.

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

Operating results and certain other financial data for the years ended December 31, 2010, 2009 and 2008 for the Company’s two business segments are as follows:

	2010	2009	2008

Revenues
Lime and limestone operations	$125,169	$110,406	$126,165
Natural gas interests	7,425	6,925	16,191

Total revenues	$132,594	$117,331	$142,356

Depreciation, depletion and amortization
Lime and limestone operations	$12,135	$12,081	$11,889
Natural gas interests	1,172	1,001	1,146

Total depreciation, depletion and amortization	$13,307	$13,082	$13,035

Gross profit
Lime and limestone operations	$31,209	$24,343	$18,179
Natural gas interests	4,832	4,410	13,104

Total gross profit	$36,041	$28,753	$31,283

Identifiable assets, at year end
Lime and limestone operations	$136,103	$140,493	$149,058
Natural gas interests	14,036	12,746	13,417
Unallocated corporate assets and cash items	38,359	18,831	3,654

Total identifiable assets	$188,498	$172,070	$166,129

Capital expenditures
Lime and limestone operations	$6,777	$6,353	$9,846
Natural gas interests	2,551	300	5,914

Total capital expenditures	$9,328	$6,653	$15,760

(10)	Acquisitions

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

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements — (Continued)

(11)	Supplementary Financial Information for Oil and Gas Producing Activities

Results of Operations from Oil and Gas Producing Activities

The Company’s natural gas interests consist of royalty and non-operating working interests in wells drilled on the Company’s approximately 3,800 acres of land located in Johnson County, Texas in the Barnett Shale Formation. The Company also has royalty and non-operating working interests in wells drilled from drillsites on the Company’s property under a lease covering approximately 538 acres of land contiguous to the Company’s Johnson County, Texas property. The following sets forth certain information with respect to the Company’s results of operations and costs incurred for its natural gas interests for the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008

Results of Operations
Revenues	$7,425	$6,925	$16,191
Production and operating costs	1,421	1,514	1,941
Depreciation and depletion	1,172	1,001	1,146

Results of operations before income taxes	4,832	4,410	13,104
Income tax expense	1,410	1,226	4,056

Results of operations (excluding corporate overhead and interest costs)	$3,422	$3,184	$9,048

Costs Incurred
Development costs incurred	$2,204	$1,262	$5,938
Exploration costs	—	—	—
Capitalized asset retirement costs	$4	$3	$41
Property acquisition costs	—	$22	—
Capitalized Costs
Natural gas properties — proved	$17,295	$15,080	$13,748
Less: accumulated depreciation and depletion	4,593	3,419	2,413

Net capitalized costs for natural gas properties	$12,702	$11,661	$11,335

Unaudited Oil and Natural Gas Reserve and Standardized Measure Information

The independent petroleum engineering firm of DeGolyer and MacNaughton has been retained by the Company to estimate its proved natural gas reserves as of December 31, 2010. No events have occurred since December 31, 2010 that would have a material effect on the estimated proved reserves.

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

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements — (Continued)

In calculating the future net cash flows for its royalty and non-operating working interests in the table below as of December 31, 2010 and 2009, the Company utilized 12-month average prices, as now required by US GAAP, of $4.52 and $4.04 per MCF of natural gas and $38.71 and $23.20 per BBL of natural gas liquids, respectively. In calculating the future net cash flows as of December 31, 2008, the Company utilized a year-end natural gas price per MCF of $7.06 and a year-end natural gas liquids price per BBL of $20.07 at such date. Utilizing year-end prices of natural gas and natural gas liquids as of December 31, 2010 and 2009 would have resulted in proved reserves of 13.1 BCF and 13.8 BCF of natural gas and 1.3 MMBBLS and 1.9 MMBBLS of natural gas liquids, respectively.

Unaudited Summary of Changes in Proved Reserves

		Natural Gas		Natural Gas		Natural Gas
	Natural Gas	Liquids	Natural Gas	Liquids	Natural Gas	Liquids
	(BCF)	(MMBBLS)	(BCF)	(MMBBLS)	(BCF)	(MMBBLS)
	2010	2010	2009	2009	2008	2008

Proved reserves - beginning of year	13.3	1.8	16.4	0.6	18.0	—
Revisions of previous estimates	(0.6)	(0.6)	(2.6)	1.1	(2.3)	—
Extensions and discoveries	0.4	—	0.5	0.1	2.2	0.6
Production	(0.8)	—	(1.0)	0.0	(1.5)	—

Proved reserves — end of year	12.3	1.2	13.3	1.8	16.4	0.6

Proved developed reserves — end of year	11.7	1.2	8.9	1.2	12.0	0.4

Unaudited Standardized Measure of Discounted Future Net Cash Flows

	2010	2009	2008

Future estimated gross revenues	$102,198	$96,187	$128,485
Future estimated production and development costs	(31,406)	(28,035)	(38,495)

Future estimated net revenues	70,792	68,152	89,990
Future estimated income tax expense	(20,174)	(19,588)	(25,759)

Future estimated net cash flows	50,618	48,564	64,231
10% annual discount for estimated timing of cash flows	(24,162)	(25,488)	(33,512)

Standardized measure of discounted future estimated net cash flows	$26,456	$23,076	$30,719

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements — (Continued)

Unaudited Changes in Standardized Measure of Discounted Future Net Cash Flows

	2010	2009	2008

Standardized measure — beginning of year	$23,076	$30,719	$34,030
Net change in sales prices and production costs	8,689	(12,735)	(11,600)
Sales of natural gas produced, net of production costs	(5,992)	(5,065)	(5,174)
Extensions and discoveries, net of related costs	1,737	3,357	9,212
Future development costs	(716)	(2,094)	(3,216)
Net change due to changes in quantity estimates	(5,488)	7,789	2,259
Previously estimated development costs incurred	1,549	272	4,800
Net change in income taxes	(1,237)	3,012	1,698
Accretion of discount	2,962	1,623	3,747
Timing of production of reserves and other	1,876	(3,802)	(5,037)

Standardized measure — end of year	$26,456	$23,076	$30,719

(12)	Summary of Quarterly Financial Data (unaudited)

	2010
	March 31,	June 30,	September 30,	December 31,

Revenues
Lime and limestone operations	$31,481	$36,151	$30,458	$27,079
Natural gas interests	2,134	1,775	1,411	2,105

	$33,615	$37,926	$31,869	$29,184
Gross profit
Lime and limestone operations	$7,904	$9,303	$7,929	$6,073
Natural gas interests	1,616	1,256	936	1,024

	$9,520	$10,559	$8,865	$7,097
Net income	$4,662	$5,663	$4,546	$3,169
Basic income per common share	$0.73	$0.88	$0.71	$0.50
Diluted income per common share	$0.73	$0.88	$0.71	$0.49

	2009
	March 31,	June 30,	September 30,	December 31,

Revenues
Lime and limestone operations	$26,513	$27,639	$29,871	$26,383
Natural gas interests	1,800	1,497	1,742	1,886

	$28,313	$29,136	$31,613	$28,269
	5,170	5,949	7,482	5,743
Gross profit	1,057	863	1,152	1,337
Lime and limestone operations

Natural gas interests	6,227	6,812	8,634	7,080
Net income	$2,736	$3,406	$4,495	$3,033
Basic income per common share	$0.43	$0.54	$0.71	$0.47
Diluted income per common share	$0.43	$0.53	$0.70	$0.47

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A.	CONTROLS AND PROCEDURES.

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

As of December 31, 2010, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

Grant Thornton LLP, the Company’s independent registered public accounting firm, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting. This report appears on page 26 Note to Bowne — Please update to correct page number.

Changes in internal control over financial reporting.  No change in the Company’s internal control over financial reporting occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

MINE SAFETY DISCLOSURES.

Under Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, each operator of a coal or other mine is required to include disclosures regarding certain mine safety results in its periodic reports filed with the SEC. The operation of the Company’s quarries, underground mine and plants is subject to regulation by the federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977. The information required under Section 1503(a) regarding certain mining safety and health matters, broken down by mining complex, for the year ended December 31, 2010 is presented in Exhibit 99.2 to this Report.

The Company believes it is responsible to employees to provide a safe and healthy workplace environment. The Company seeks to accomplish this by: training employees in safe work practices; openly communicating with employees; following safety standards and establishing and improving safe work practices; involving employees in safety processes; and recording, reporting and investigating accidents, incidents and losses to avoid reoccurrence.

Following passage of The Mine Improvement and New Emergency Response Act of 2006, MSHA significantly increased the enforcement of mining safety and health standards on all aspects of mining operations. There has also been an increase in the dollar penalties assessed for citations and orders issued in recent years.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information appearing under “Election of Directors,” “Nominees for Director,” “Executive Officers Who Are Not Also Not Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” in the definitive Proxy Statement for the Company’s 2011 Annual Meeting of Shareholders (the “2011 Proxy Statement”) is hereby incorporated by reference in answer to this Item 10. The Company anticipates it will file the 2011 Proxy Statement with the SEC on or before April 9, 2011.

ITEM 11.	EXECUTIVE COMPENSATION.

The information appearing under “Executive Compensation” and “Compensation of Directors” in the 2011 Proxy Statement is hereby incorporated by reference in answer to this Item 11.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information appearing under “Voting Securities and Principal Shareholders,” “Shareholdings of Company Directors and Executive Officers” and “Executive Compensation” in the 2011 Proxy Statement is hereby incorporated by reference in answer to this Item 12.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information appearing under “Voting Securities and Principal Shareholders” and “Corporate Governance” in the 2011 Proxy Statement is hereby incorporated by reference in answer to this Item 13.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information appearing under “Independent Auditors” in the 2011 Proxy Statement is hereby incorporated by reference in answer to this Item 14.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) 1. The following financial statements are included in Item 8:

Reports of Independent Registered Public Accounting Firm

Consolidated Financial Statements:

Consolidated Balance Sheets as of December, 31, 2010 and 2009;

Consolidated Statements of Income for the Years Ended December 31, 2010, 2009 and 2008;

Consolidated Statement of Stockholders’ Equity for the Years Ended December, 31, 2010, 2009 and 2008;

Consolidated Statements of Cash Flows for the Years Ended December 31, 2010, 2009 and 2008; and

Notes to Consolidated Financial Statements.

2. All financial statement schedules are omitted because they are not applicable or are immaterial or the required information is presented in the consolidated financial statements or the related notes.

3. The following documents are filed with or incorporated by reference into this Report:

3.1		Articles of Amendment to the Articles of Incorporation of Scottish Heritable, Inc. dated as of January 25, 1994 (incorporated by reference to Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993, File Number 000-4197).
3.2		Restated Articles of Incorporation of the Company dated as of May 14, 1990 (incorporated by reference to Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993, File Number 000-4197).
3.3		Amended and Restated Bylaws of United States Lime & Minerals, Inc. as of February 26, 2010 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated February 26, 2010, File Number 000-4197).
10.1		United States Lime & Minerals, Inc. 2001 Long-Term Incentive Plan (incorporated by reference to Exhibit B to the Company’s definitive Proxy Statement for its Annual Meeting of Shareholders held on April 27, 2001, File Number 000-4197).
10	.1.1	Form of stock option grant agreement under the United States Lime & Minerals, Inc. 2001 Long-Term Incentive Plan, as Amended and Restated (incorporated by reference to Exhibit 10.2.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, File Number 000-4197).
10	.1.2	Form of restricted stock grant agreement under the United States Lime & Minerals, Inc. 2001 Long-Term Incentive Plan, as Amended and Restated (incorporated by reference to Exhibit 10.2.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, File Number 000-4197).
10	.1.3	United States Lime & Minerals, Inc. 2001 Long-Term Incentive Plan, as Amended and Restated (incorporated by reference to Exhibit A to the Company’s definitive Proxy Statement for its Annual Meeting of Shareholders held on May 1, 2009, File Number 000-4197).
10.2		Employment Agreement dated as of October 11, 1989 between the Company and Bill R. Hughes (incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, File Number 000-4197).
10	.2.1	Amendment No. 1 dated as of February 1, 2008 to Employment Agreement dated as of October 11, 1989 between the Company and Bill R. Hughes (incorporated by reference to Exhibit 10.3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, File Number 000-4197).
10.3		Employment Agreement dated as of April 17, 1997 between the Company and Johnney G. Bowers (incorporated by reference to Exhibit 10(o) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File Number 000-4197).
10.4		Amended and Restated Employment Agreement dated as of May 2, 2003 between the Company and Timothy W. Byrne (incorporated by reference to Exhibit 10.8.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, File Number 000-4197).
10	.4.1	Amendment No. 1 dated as of December 29, 2006 to Amended and Restated Employment Agreement dated as of May 2, 2003 between the Company and Timothy W. Byrne. (Incorporated by reference to Exhibit 10.7.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, File Number 000-4197).
10	.4.2	Employment Agreement effective as of January 1, 2009 between United States Lime & Minerals, Inc. and Timothy W. Byrne, including Cash Performance Bonus Award Agreement dated as of January 1, 2009 between United States Lime and Minerals, Inc. and Timothy W. Byrne, set forth as Exhibit A thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 19, 2008, File Number 000-4197).
10.5		Oil and Gas Lease Agreement dated as of May 28, 2004 between Texas Lime Company and EOG Resources, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, File Number 000-4197).

10.7	Credit Agreement dated as of August 25, 2004 among United States Lime & Minerals, Inc., each Lender from time to time a party thereto, and Wells Fargo Bank, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 31, 2004, File Number 000-4197).
10.8	Security Agreement dated as of August 25, 2004 among United States Lime & Minerals, Inc., Arkansas Lime Company, Colorado Lime Company, Texas Lime Company and U. S. Lime Company — Houston, in favor of Wells Fargo Bank, N. A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 31, 2004, File Number 000-4197).
10.9	Second Amendment to Credit Agreement dated as of October 19, 2005 among United States Lime & Minerals, Inc., each Lender from time to time a party thereto, and Wells Fargo Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated October 20, 2005, File Number 000-4197).
10.10	Amended and Restated Confirmation dated October 14, 2005 entered into by and between United States Lime & Minerals, Inc. and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated October 20, 2005, File Number 000-4197).
10.11	Third Amendment to Credit Agreement dated as of March 30, 2007 among United States Lime & Minerals, Inc., each Lender from time to time a party thereto, and Wells Fargo Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 30, 2007, File Number 000-4197).
10.13	Fourth Amendment to Credit Agreement dated as of June 1, 2010 among United States Lime & Minerals, Inc., each Lender from time to time a party thereto, and Wells Fargo Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 1, 2010, File Number 000-4197).
21.1	Subsidiaries of the Company.
23.1	Consent of Independent Registered Public Accounting Firm.
23.2	Consent of Independent Petroleum Engineers.
31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer.
32.1	Section 1350 Certification by Chief Executive Officer.
32.2	Section 1350 Certification by Chief Financial Officer.
99.1	Report of Independent Petroleum Engineers.
99.2	Mine Safety Disclosures.

Exhibits 10.1 through 10.4.2 are management contracts or compensatory plans or arrangements required to be filed as exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED STATES LIME & MINERALS, INC.

By:	/s/ Timothy W. Byrne
Timothy W. Byrne,
President and Chief Executive Officer

Date: March 8, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 8, 2011	By:	/s/ Timothy W. Byrne Timothy W. Byrne, President, Chief Executive Officer, and Director (Principal Executive Officer)

Date: March 8, 2011	By:	/s/ M. Michael Owens M. Michael Owens, Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: March 8, 2011	By:	/s/ Antoine M. Doumet Antoine M. Doumet, Director and Chairman of the Board

Date: March 8, 2011	By:	/s/ Richard W. Cardin Richard W. Cardin, Director

Date: March 8, 2011	By:	/s/ Billy R. Hughes Billy R. Hughes, Director

Date: March 8, 2011	By:	/s/ Wallace G. Irmscher Wallace G. Irmscher, Director

Date: March 8, 2011	By:	/s/ Edward A. Odishaw Edward A. Odishaw, Director and Vice Chairman of the Board

EXHIBIT INDEX

21.1	SUBSIDIARIES OF THE COMPANY.
23.1	CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM.
23.2	CONSENT OF INDEPENDENT PETROLEUM ENGINEERS.
31.1	RULE 13a-14(a)/15d-14(a) CERTIFICATION BY CHIEF EXECUTIVE OFFICER.
31.2	RULE 13a-14(a)/15d-14(a) CERTIFICATION BY CHIEF FINANCIAL OFFICER.
32.1	SECTION 1350 CERTIFICATION BY CHIEF EXECUTIVE OFFICER.
32.2	SECTION 1350 CERTIFICATION BY CHIEF FINANCIAL OFFICER.
99.1	REPORT OF INDEPENDENT PETROLEUM ENGINEERS.
99.2	MINE SAFETY DISCLOSURES.