Form 10-Q
period 2011-03-31
UNITED STATES LIME & MINERALS INC
filed 2011-04-29
CIK 82020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of April 28, 2011, 6,415,358 shares of common stock, $0.10 par value, were outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)
(Unaudited)

	March 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$38,586	$36,223
Trade receivables, net	18,402	13,839
Inventories	10,301	10,600
Prepaid expenses and other current assets	1,072	1,225

Total current assets	68,361	61,887

Property, plant and equipment, at cost	230,116	229,199
Less accumulated depreciation and depletion	(106,211)	(102,962)

Property, plant and equipment, net	123,905	126,237

Other assets, net	352	374

Total assets	$192,618	$188,498

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of debt	$5,000	$5,000
Accounts payable	5,319	4,545
Accrued expenses	5,213	6,166

Total current liabilities	15,532	15,711

Debt, excluding current installments	30,416	31,666
Deferred tax liabilities, net	9,676	8,933
Other liabilities	3,478	3,894

Total liabilities	59,102	60,204

Stockholders’ equity:
Common stock	643	642
Additional paid-in capital	16,558	16,354
Accumulated other comprehensive loss	(2,725)	(3,009)
Retained earnings	119,537	114,724
Less treasury stock, at cost	(497)	(417)

Total stockholders’ equity	133,516	128,294

Total liabilities and stockholders’ equity	$192,618	$188,498

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands of dollars, except per share amounts)
(Unaudited)

	QUARTER ENDED
	March 31,
	2011		2010
Revenues
Lime and limestone operations	$30,202	91.3%	$31,481	93.7%
Natural gas interests	2,864	8.7%	2,134	6.3%

	33,066	100.0%	33,615	100.0%

Cost of revenues:
Labor and other operating expenses	20,286	61.3%	20,921	62.2%
Depreciation, depletion and amortization	3,368	10.2%	3,174	9.5%

	23,654	71.5%	24,095	71.7%

Gross profit	9,412	28.5%	9,520	28.3%

Selling, general and administrative expenses	2,185	6.6%	2,365	7.0%

Operating profit	7,227	21.9%	7,155	21.3%

Other expense (income):
Interest expense	653	2.0%	654	1.9%
Other, net	(21)	(0.1)%	(2)	(0.0)%

	632	1.9%	652	1.9%

Income before income taxes	6,595	20.0%	6,503	19.4%

Income tax expense	1,782	5.4%	1,841	5.5%

Net income	$4,813	14.6%	$4,662	13.9%

Income per share of common stock:

Basic	$0.75		$0.73

Diluted	$0.75		$0.73

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)
(Unaudited)

	QUARTER ENDED
	MARCH 31,
	2011	2010
Operating Activities:
Net income	$4,813	$4,662
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	3,414	3,270
Amortization of deferred financing costs	11	5
Deferred income taxes	581	740
Gain on sale of property, plant and equipment	(7)	(3)
Stock-based compensation	205	114
Changes in operating assets and liabilities:
Trade receivables	(4,563)	(4,610)
Inventories	299	418
Prepaid expenses and other current assets	153	504
Other assets	2	2
Accounts payable and accrued expenses	482	930
Other liabilities	31	(179)

Net cash provided by operating activities	5,421	5,853

Investing Activities:
Purchase of property, plant and equipment	(1,741)	(2,772)
Proceeds from sale of property, plant and equipment	13	3

Net cash used in investing activities	(1,728)	(2,769)

Financing Activities:
Repayments of term loans	(1,250)	(1,250)
Purchase of treasury shares	(80)	(87)

Net cash used in financing activities	(1,330)	(1,337)

Net increase in cash and cash equivalents	2,363	1,747
Cash and cash equivalents at beginning of period	36,223	16,466

Cash and cash equivalents at end of period	$38,586	$18,213

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Basis of Presentation
The condensed consolidated financial statements included herein have been prepared by the Company without independent audit. In the opinion of the Company’s management, all adjustments of a normal and recurring nature necessary to present fairly the financial position, results of operations and cash flows for the periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2010. The results of operations for the three-month period ended March 31, 2011 are not necessarily indicative of operating results for the full year.
2. Organization
The Company is headquartered in Dallas, Texas, and operates through two business segments. Through its lime and limestone operations, the Company is a manufacturer of lime and limestone products, supplying primarily the construction, steel, municipal sanitation and water treatment, oil and gas services, aluminum, paper, utilities, glass, roof shingle and agriculture industries and utilities and other industries requiring scrubbing of emissions for environmental purposes. The Company operates lime and limestone plants and distribution facilities in Arkansas, Colorado, Louisiana, Oklahoma and Texas through its wholly owned subsidiaries, Arkansas Lime Company, Colorado Lime Company, Texas Lime Company, U.S. Lime Company, U.S. Lime Company — Shreveport, U.S. Lime Company — St. Clair and U.S. Lime Company — Transportation.
In addition, through its wholly owned subsidiary, U.S. Lime Company — O & G, LLC (“U.S. Lime O & G”), under a lease agreement (the “O & G Lease”), the Company has royalty interests ranging from 15.4% to 20% and a 20% non-operating working interest, resulting in an overall average revenue interest of 34.8%, with respect to oil and gas rights in the 31 wells drilled and completed on the Company’s approximately 3,800 acres of land located in Johnson County, Texas, in the Barnett Shale Formation. Through U. S. Lime O & G, the Company also has a drillsite and production facility lease agreement and subsurface easement (the “Drillsite Agreement”) relating to approximately 538 acres of land contiguous to the Company’s Johnson County, Texas property. Pursuant to the Drillsite Agreement, the Company receives a 3% royalty interest and a 12.5% non-operating working interest in the six wells drilled from pad sites located on the Company’s property.
3. Accounting Policies
Revenue Recognition. The Company recognizes revenue for its lime and limestone operations in accordance with the terms of its purchase orders, contracts or purchase agreements, which are upon shipment, and when payment is considered probable. The Company’s returns and allowances are minimal. Revenues include external freight billed to customers with related costs in cost of revenues. External freight billed to customers included in first quarter 2011 and 2010 revenues was $5.9 million and $7.0 million, respectively, which approximates the amount of external freight billed to customers included in cost of revenues. Sales taxes billed to customers are not included in revenues. For its natural gas interests, the Company recognizes revenue in the month of production and delivery.

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
Fair Values of Financial Instruments. Accounting for fair value measurements involves a single definition of fair value, along with a conceptual framework to measure fair value, with fair value defined as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” The Company applies valuation techniques that (1) place greater reliance on observable inputs and less reliance on unobservable inputs and (2) are consistent with the market approach, the income approach and/or the cost approach, and includes enhanced disclosures of fair value measurements in its financial statements. The Company’s financial liabilities measured at fair value on a recurring basis at March 31, 2011 and December 31, 2010 are summarized below (in thousands):

			Significant Other
			Observable Inputs (Level 2)
	March 31,	December 31,	March 31,	December 31,	Valuation
	2011	2010	2011	2010	Technique
Interest rate swap liabilities	$(3,285)	(3,732)	(3,285)	(3,732)	Cash flows approach

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

The following table sets forth operating results and certain other financial data for the Company’s two business segments (in thousands):

	Quarter Ended
	March 31,
	2011	2010
Revenues
Lime and limestone operations	$30,202	$31,481
Natural gas interests	2,864	2,134

Total revenues	$33,066	$33,615

Depreciation, depletion and amortization
Lime and limestone operations	$3,003	$3,016
Natural gas interests	365	158

Total depreciation, depletion and amortization	$3,368	$3,174

Gross profit
Lime and limestone operations	$7,539	$7,904
Natural gas interests	1,873	1,616

Total gross profit	$9,412	$9,520

Capital expenditures
Lime and limestone operations	$913	$1,709
Natural gas interests	828	1,063

Total capital expenditures	$1,741	$2,772

5. Income Per Share of Common Stock
The following table sets forth the computation of basic and diluted income per common share (in thousands, except per share amounts):

	Quarter Ended
	March 31,
	2011	2010
Numerator:
Income for basic and diluted income per common share	$4,813	$4,662

Denominator:
Weighted-average shares for basic income per share	6,414	6,397

Effect of dilutive securities:
Employee and director stock options (1)	17	17

Adjusted weighted-average shares and assumed exercises for diluted income per share	6,431	6,414

Income per share of common stock:
Basic	$0.75	$0.73
Diluted	$0.75	$0.73

(1)
Options to acquire 9.5 and 2.0 shares of common stock were excluded from the calculation of dilutive securities for the quarters ended March 31, 2011 and March 31, 2010, respectively, as they were anti-dilutive because the exercise price exceeded the average per share market price for the periods presented.

6. Comprehensive Income and Accumulated Other Comprehensive Loss
The following table presents the components of comprehensive income (in thousands):

	Quarter Ended
	March 31,
	2011	2010
Net income	$4,813	$4,662
Reclassification to interest expense	414	476
Deferred tax (expense) benefit	(163)	94
Mark-to-market of interest rate hedge	33	(735)

Comprehensive income	$5,097	$4,497

Accumulated other comprehensive loss consisted of the following (in thousands):

	March 31,	December 31,
	2011	2010
Mark-to-market adjustment for interest rate hedges, net of tax benefit	$(2,092)	$(2,376)
Minimum pension liability adjustment, net of tax benefit	(633)	(633)

Accumulated other comprehensive loss	$(2,725)	$(3,009)

7. Inventories
Inventories are valued principally at the lower of cost, determined using the average cost method, or market. Costs for raw materials and finished goods include materials, labor, and production overhead. Inventories consisted of the following (in thousands):

	March 31,	December 31,
	2011	2010
Lime and limestone inventories:
Raw materials	$3,544	$3,669
Finished goods	1,626	2,087

	5,170	5,756
Service parts inventories	5,131	4,844

Total inventories	$10,301	$10,600

8. Banking Facilities and Other Debt
The Company’s credit agreement includes a ten-year $40 million term loan (the “Term Loan”), a ten-year $20 million multiple draw term loan (the “Draw Term Loan”) and a $30 million revolving credit facility (the “Revolving Facility”) (collectively, the “Credit Facilities”). At March 31, 2011, the Company had $322 thousand of letters of credit issued, which count as draws under the Revolving Facility.
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
The hedges have been effective as defined under applicable accounting rules. Therefore, changes in fair value of the interest rate hedges are reflected in comprehensive income (loss). The Company will be exposed to credit losses in the event of non-performance by the counterparty to the hedges. Due to interest rate declines, the Company’s mark-to-market of its interest rate hedges, at March 31, 2011 and December 31, 2010, resulted in liabilities of $3.3 million and $3.7 million, respectively, which are included in accrued expenses ($1.5 million and $1.5 million, respectively) and other liabilities ($1.8 million and $2.2 million, respectively) on the Company’s Condensed Consolidated Balance Sheets. The Company paid $414 thousand and $476 thousand in the first quarters 2011 and 2010, respectively, in quarterly settlement payments pursuant to the hedges. These payments are included in interest expense on the Company’s Condensed Consolidated Statements of Operations.

A summary of outstanding debt at the dates indicated is as follows (in thousands):

	March 31,	December 31,
	2011	2010
Term Loan	$22,500	$23,333
Draw Term Loan	12,916	13,333
Revolving Facility (1)	—	—

Subtotal	35,416	36,666
Less current installments	5,000	5,000

Debt, excluding current installments	$30,416	$31,666

(1)	The Company had letters of credit totaling $322 issued on the Revolving Facility at March 31, 2011 and December 31, 2010.
As the Company’s debt bears interest at floating rates, the Company estimates that the carrying values of its debt at March 31, 2011 and December 31, 2010 approximate fair value.
9. Contingencies
In the second quarter 2010, there was an accident at the Company’s St. Clair plant in Oklahoma, resulting in a fatality. The Company incurred and accrued costs associated with the accident during the second quarter 2010, including an accrual for estimated costs of potential Mine Safety and Health Administration (“MSHA”) penalties, fines, assessments and other costs. The Company cooperated fully with the MSHA investigation into the accident.
10. Income Taxes
The Company has estimated that its effective income tax rate for 2011 will be approximately 27.0%. As in prior periods, the primary reason for the effective rate being below the federal statutory rate is due to statutory depletion, which is allowed for income tax purposes and is a permanent difference between net income for financial reporting purposes and taxable income.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements. Any statements contained in this Report that are not statements of historical fact are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements in this Report, including without limitation statements relating to the Company’s plans, strategies, objectives, expectations, intentions, and adequacy of resources, are identified by such words as “will,” “could,” “should,” “would,” “believe,” “expect,” “intend,” “plan,” “schedule,” “estimate,” “anticipate,” and “project.” The Company undertakes no obligation to publicly update or revise any forward-looking statements. The Company cautions that forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from expectations, including without limitation the following: (i) the Company’s plans, strategies, objectives, expectations, and intentions are subject to change at any time at the Company’s discretion; (ii) the Company’s plans and results of operations will be affected by its ability to maintain and manage its growth; (iii) the Company’s ability to meet short-term and long-term liquidity demands, including servicing the Company’s debt, conditions in the credit and equity markets, and changes in interest rates on the Company’s debt, including the ability of the Company’s customers and the counterparty to the Company’s interest rate hedges to meet their obligations; (iv) interruptions to operations and increased expenses at its facilities resulting from inclement weather conditions, natural disasters, accidents or regulatory requirements; (v) increased fuel, electricity, transportation and freight costs; (vi) unanticipated delays, difficulties in financing, or cost overruns in completing construction projects;

(vii) the Company’s ability to expand its Lime and Limestone Operations through acquisitions of businesses with related or similar operations, including obtaining financing for such acquisitions, and to successfully integrate acquired operations; (viii) inadequate demand and/or prices for the Company’s lime and limestone products due to the state of the U.S. economy, recessionary pressures in particular industries, including highway and housing related construction and steel, and inability to continue to increase or maintain prices for the Company’s products; (ix) the uncertainties of development, production, pipeline capacity and prices with respect to the Company’s Natural Gas Interests, including reduced drilling activities pursuant to the Company’s O & G Lease and Drillsite Agreement, unitization of existing wells, inability to explore for new reserves and declines in production rates; (x) on-going and possible new regulations, investigations, enforcement actions and costs, legal expenses, penalties, fines, assessments, litigation, judgments and settlements, taxes and disruptions and limitations of operations, including those related to climate change and health and safety; and (xi) other risks and uncertainties set forth in this Report or indicated from time to time in the Company’s filings with the Securities and Exchange Commission (the “SEC”), including the Company’s Form 10-K for the fiscal year ended December 31, 2010.
Overview.
The Company has two business segments: Lime and Limestone Operations and Natural Gas Interests.
Through its Lime and Limestone Operations, the Company is a manufacturer of lime and limestone products, supplying primarily the construction, steel, municipal sanitation and water treatment, oil and gas services, aluminum, paper, glass, roof shingle and agriculture industries and utilities and other industries requiring scrubbing of emissions for environmental purposes. The Company is head quartered in Dallas, Texas and operates lime and limestone plants and distribution facilities in Arkansas, Colorado, Louisiana, Oklahoma and Texas through its wholly owned subsidiaries, Arkansas Lime Company, Colorado Lime Company, Texas Lime Company, U.S. Lime Company, U.S. Lime Company — Shreveport, U.S. Lime Company — St. Clair, and U.S. Lime Company — Transportation. The Lime and Limestone Operations represent the Company’s principal business.
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
During the first quarter 2011, the decrease in lime and limestone revenues primarily resulted from decreased lime and limestone sales volumes, partially offset by average product price increases of approximately 1.8% for the Company’s lime and limestone products compared to the first quarter 2010. During the first quarter 2011, compared to the first quarter 2010, the Company saw reduced demand for its lime and limestone products from its steel and oil and gas services customers. These decreases were partially offset by improved highway construction demand, although governmental funding of public sector projects remains a concern and construction demand related to housing developments continues to be anemic. The continuing soft economy both impacts demand for the Company’s lime and limestone products and presents a challenge to maintain or increase prices for its products. Gross profit margin as a percentage of revenues for the Company’s Lime and Limestone Operations was basically flat in the first quarter 2011 compared to last year’s comparable quarter.
Revenues and gross profit from the Company’s Natural Gas Interests increased in the first quarter 2011, as increased production volumes resulting from seven new wells completed in the second half 2010 more than offset the decline in natural gas prices and the normal declines in production rates on wells completed prior to 2010. The number of producing wells in the first quarter 2011 increased to 37 compared to 30 in the first quarter 2010, as seven new wells were completed in the second half 2010. Three additional new wells drilled in the fourth quarter 2009 and the first quarter 2010 pursuant to the O & G Lease are expected to be completed as producing wells during the second half 2011. The Company cannot predict the number of additional wells that ultimately will be drilled, if any, or their results.

Liquidity and Capital Resources.
Net cash provided by operating activities was $5.4 million in the first quarter 2011, compared to $5.9 million in the comparable 2010 period, a decrease of $432 thousand, or 7.4%. Net cash provided by operating activities is composed of net income, depreciation, depletion and amortization (“DD&A”), deferred income taxes and other non-cash items included in net income, and changes in working capital. In the 2011 quarter, cash provided by operating activities was principally composed of net income of $4.8 million, DD&A of $3.4 million and deferred income taxes of $581 thousand, compared to $4.7 million of net income, $3.3 million of DD&A and $740 thousand of deferred income taxes in the first quarter 2010. The most significant changes in working capital in the 2011 quarter were net increases in trade receivables of $4.6 million and in accounts payable and accrued expenses of $482 thousand. The most significant changes in working capital in the 2010 quarter were net increases in trade receivables of $4.6 million and in accounts payable and accrued expenses of $930 thousand. The net increase in trade receivables in 2011 primarily resulted from increased revenues in the first quarter 2011 compared to the fourth quarter 2010, and the net increase in trade receivables in 2010 was primarily due to an increase in revenues in the first quarter 2010 compared to the fourth quarter 2009. The increase in accounts payable and accrued expenses for the 2011 quarter primarily related to the increase in production activity in the first quarter 2011 compared to the fourth quarter 2010. The increase in accounts payable and accrued expenses for the first quarter 2010 primarily related to increased income tax liability resulting from the $2.2 million increase in net income before income taxes in the first quarter 2010 compared to the fourth quarter 2009.
The Company had $1.7 million in capital expenditures in the first quarter 2011, compared to $2.8 million in the comparable period last year. Included in capital expenditures were $828 thousand and $1.1 million for the first quarters 2011 and 2010, respectively, for drilling, completion and workover costs for the Company’s non-operating working interests in natural gas wells.
Net cash used in financing activities was $1.3 million in each of the 2011 and 2010 quarters, primarily for repayment of term loan debt. Cash and cash equivalents increased to $38.6 million at March 31, 2011 from $36.2 million at December 31, 2010.
The Company’s credit agreement includes a ten-year $40 million term loan (the “Term Loan”), a ten-year $20 million multiple draw term loan (the “Draw Term Loan”) and a $30 million revolving credit facility (the “Revolving Facility”) (collectively, the “Credit Facilities”). At March 31, 2011, the Company had $322 thousand of letters of credit issued, which count as draws under the Revolving Facility.
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
The hedges have been effective as defined under applicable accounting rules. Therefore, changes in fair value of the interest rate hedges are reflected in comprehensive income (loss). The Company will be exposed to credit losses in the event of non-performance by the counterparty to the hedges. Due to interest rate declines, the Company’s mark-to-market of its interest rate hedges, at March 31, 2011 and December 31, 2010, resulted in liabilities of $3.3 million and $3.7 million, respectively, which are included in accrued expenses ($1.5 million and $1.5 million, respectively) and other liabilities ($1.8 million and $2.2 million, respectively) on the Company’s Condensed Consolidated Balance Sheets. The Company paid $414 thousand and $476 thousand in the first quarters 2011 and 2010, respectively, in quarterly settlement payments pursuant to the hedges. These payments are included in interest expense on the Company’s Condensed Consolidated Statements of Operations.

The Company is not contractually committed to any planned capital expenditures for its Lime and Limestone Operations until actual orders are placed for equipment. Under the Company’s O & G Lease, and pursuant to the Company’s subsequent elections to participate as a 20% non-operating working interest owner, unless, within five days after receiving an AFE (authorization for expenditures) for a proposed well, the Company provides notice otherwise, the Company is deemed to have elected to participate as a 20% working interest owner. As a 20% non-operating working interest owner, the Company is responsible for 20% of the costs to drill, complete and workover each well. Pursuant to the Drillsite Agreement, the Company, as a 12.5% non-operating working interest owner, is responsible for 12.5% of the costs to drill, complete and workover each well. As of March 31, 2011, the Company had no material open orders or commitments that are not included in current liabilities on the March 31, 2011 Condensed Consolidated Balance Sheet other than $600 thousand of estimated completion costs for the three natural gas wells.
As of March 31, 2011, the Company had $35.4 million in total debt outstanding.
Results of Operations.
Revenues in the first quarter 2011 decreased to $33.1 million from $33.6 million in the prior year comparable quarter, a decrease of $549 thousand, or 1.6%. Revenues from the Company’s Lime and Limestone Operations in the first quarter 2011 decreased $1.3 million, or 4.1%, to $30.2 million from $31.5 million in the comparable 2010 quarter, while revenues from the Company’s Natural Gas Interests increased $257 thousand, or 15.9%, to $1.9 million from $1.6 million in the comparable 2010 quarter. The decrease in lime and limestone revenues in the first quarter 2011 as compared to last year’s comparable quarter primarily resulted from decreased sales volumes of the Company’s lime and limestone products due to reduced demand principally from its steel and oil and gas services customers, partially offset by increased demand from the Company’s highway construction customers and average product price increases of approximately 1.8%.
The Company’s gross profit for the first quarter 2011 was $9.4 million, compared to $9.5 million for the comparable 2010 quarter, a decrease of $108 thousand, or 1.1%. Included in gross profit for the 2011 quarter was $7.5 million from the Company’s Lime and Limestone Operations, compared to $7.9 million in the comparable 2010 quarter, a decrease of $365 thousand, or 4.6%. Gross profit margins for the Company’s Lime and Limestone Operations were 25.0% and 25.1% in the first quarters 2011 and 2010, respectively.
Gross profit from the Company’s Natural Gas Interests was $1.9 million in the first quarter 2011, compared to $1.6 million in the comparable 2010 quarter, an increase of $257 thousand, or 15.9%. Production volumes for the Company’s Natural Gas Interests for the first quarter 2011 totaled 401 thousand MCF, sold at an average price of $7.15 per MCF. Production volumes in the comparable prior year quarter were 236 thousand MCF, sold at an average price of $9.03. The Company’s natural gas contains liquids, for which prices normally follow crude oil prices. This accounts for the Company’s average price per MCF exceeding natural gas prices.
Selling, general and administrative expenses (“SG&A”) were $2.2 million for the first quarter 2011, compared to $2.4 million for the first quarter 2010, a decrease of $180 thousand, or 7.6%. As a percentage of revenues, SG&A decreased to 6.6% in the first quarter 2011, compared to 7.0% in the first quarter 2010. The decrease in SG&A in the 2011 quarter was primarily due to an increase in the 2010 quarter in Company’s allowance for doubtful accounts due to concerns about the financial stability of certain of the its construction contractor customers and decreased insurance costs in the first quarter 2011 compared to last year’s comparable quarter.
Interest expense in the first quarter 2011 decreased to $653 thousand from $654 thousand in the first quarter 2010, primarily due to decreased average outstanding debt, mostly offset by increased interest rates resulting from the June 2010 Amendment to the Company’s Credit Facilities. Interest expense in the first quarter 2011 included $414 thousand in quarterly settlement payments on the Company’s hedges, compared to $476 thousand of such settlement payments in the comparable 2010 quarter.

Income tax expense was $1.8 million in both the first quarter 2011 and 2010. The Company’s effective tax rate was 27.0% and 28.3% in the first quarters 2011 and 2010, respectively. The primary reason that the Company’s effective tax rate is below the federal statutory rate is due to statutory depletion, which is allowed for income tax purposes and is a permanent difference between net income for financial reporting purposes and taxable income.
The Company’s net income was $4.8 million ($0.75 per share diluted) during the first quarter 2011, compared to net income of $4.7 million ($0.73 per share diluted) during the first quarter 2010, an increase of $151 thousand, or 3.2%.

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk.
The Company is exposed to changes in interest rates, primarily as a result of floating interest rates on the Revolving Facility. At March 31, 2011, the Company had $35.4 million of indebtedness outstanding under floating rate debt. The Company has entered into interest rate hedge agreements to swap floating rates for fixed LIBOR rates at 4.695%, plus the applicable margin, through maturity on the Term Loan balance of $22.5 million, 4.875%, plus the applicable margin, on $9.7 million of the Draw Term Loan balance and 5.50%, plus the applicable margin, on the $3.2 million of the Draw Term Loan balance. Thus the Company has entered into interest rate hedges on all $35.4 million of its outstanding indebtedness. There was no outstanding balance on the Revolving Facility subject to interest rate risk at March 31, 2011. Any future borrowings under the Revolving Facility would be subject to interest rate risk. See Note 8 of Notes to Condensed Consolidated Financial Statements.

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
The Company’s Amended and Restated 2001 Long-Term Incentive Plan allows employees and directors to pay the exercise price for stock options and the tax withholding liability for the lapse of restrictions on restricted stock by payment in cash and/or delivery of shares of the Company’s common stock. In the first quarter 2011, pursuant to these provisions the Company received 2,007 shares of its common stock for the payment of tax withholding liability for the lapse of restrictions on restricted stock. The 2,007 shares were valued at $39.99 to $40.34 per share (weighted average of $40.23 per share), the fair market value of one share of the Company’s common stock on the date that they were tendered to the Company.

ITEM 5.	OTHER INFORMATION
Mine Safety Disclosures.
Under Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, each operator of a coal or other mine is required to include disclosures regarding certain mine safety results in its periodic reports filed with the SEC. The operation of the Company’s quarries, underground mine and plants is subject to regulation by the federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977. The information required under Section 1503(a) regarding certain mining safety and health matters, broken down by mining complex, for the quarter ended March 31, 2010 is presented in Exhibit 99.1 to this Report.
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

ITEM 6:	EXHIBITS

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.
32.1	Section 1350 Certification by the Chief Executive Officer.
32.2	Section 1350 Certification by the Chief Financial Officer.
99.1	Mine Safety Disclosures.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED STATES LIME & MINERALS, INC.
April 29, 2011	By:	/s/ Timothy W. Byrne
Timothy W. Byrne
President and Chief Executive Officer (Principal Executive Officer)

April 29, 2011	By:	/s/ M. Michael Owens
M. Michael Owens
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

UNITED STATES LIME & MINERALS, INC.
Quarterly Report on Form 10-Q
Quarter Ended
March 31, 2011
Index to Exhibits

EXHIBIT
NUMBER	DESCRIPTION

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.

32.1	Section 1350 Certification by the Chief Executive Officer.

32.2	Section 1350 Certification by the Chief Financial Officer.

99.1	Mine Safety Disclosures.