Form 10-Q
period 2011-06-30
UNITED STATES LIME & MINERALS INC
filed 2011-08-01
CIK 82020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR
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

Yes   ☒      No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes   ☒      No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐      No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of July 29, 2011, 6,416,576 shares of common stock, $0.10 par value, were outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of dollars)

(Unaudited)

	June 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$46,260	$36,223
Trade receivables, net	18,149	13,839
Inventories	9,693	10,600
Prepaid expenses and other current assets	717	1,225
Total current assets	74,819	61,887

Property, plant and equipment, at cost	231,344	229,199
Less accumulated depreciation and depletion	(108,703)	(102,962)
Property, plant and equipment, net	122,641	126,237

Other assets, net	330	374
Total assets	$197,790	$188,498

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of debt	$5,000	$5,000
Accounts payable	5,649	4,545
Accrued expenses	4,564	6,166
Total current liabilities	15,213	15,711

Debt, excluding current installments	29,166	31,666
Deferred tax liabilities, net	10,347	8,933
Other liabilities	3,747	3,894
Total liabilities	58,473	60,204

Stockholders’ equity:
Common stock	643	642
Additional paid-in capital	16,766	16,354
Accumulated other comprehensive loss	(2,882)	(3,009)
Retained earnings	125,333	114,724
Less treasury stock, at cost	(543)	(417)

Total stockholders’ equity	139,317	128,294

Total liabilities and stockholders’ equity	$197,790	$188,498

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of dollars, except per share amounts)

(Unaudited)

	THREE MONTHS ENDED				SIX MONTHS ENDED
	June 30,				June 30,
	2011		2010		2011		2010
Revenues
Lime and limestone operations	$33,382	90.6%	$36,151	95.3%	$63,584	91.0%	$67,632	94.5%
Natural gas interests	3,458	9.4%	1,775	4.7%	6,322	9.0%	3,909	5.5%
	36,840	100.0%	37,926	100.0%	69,906	100.0%	71,541	100.0%
Cost of revenues:
Labor and other operating expenses	23,058	62.6%	24,108	63.6%	43,344	62.0%	45,029	62.9%
Depreciation, depletion and amortization	3,383	9.2%	3,259	8.6%	6,751	9.7%	6,433	9.0%
	26,441	71.8%	27,367	72.1%	50,095	71.7%	51,462	71.9%

Gross profit	10,399	28.2%	10,559	27.9%	19,811	28.3%	20,079	28.1%

Selling, general and administrative expenses	2,081	5.6%	1,945	5.2%	4,266	6.1%	4,310	6.0%

Operating profit	8,318	22.6%	8,614	22.7%	15,545	22.2%	15,769	22.0%

Other expense (income):
Interest expense	627	1.7%	666	1.7%	1,280	1.8%	1,320	1.8%
Other, net	(42)	(0.1)%	(44)	(0.1)%	(63)	(0.1)%	(46)	(0.1)%
	585	1.5%	622	1.6%	1,217	1.7%	1,274	1.8%

Income before income taxes	7,733	21.0%	7,992	21.1%	14,328	20.5%	14,495	20.3%
Income tax expense	1,938	5.3%	2,329	6.1%	3,719	5.3%	4,170	5.8%
Net income	$5,795	15.7%	$5,663	14.9%	$10,609	15.2%	$10,325	14.4%

Income per share of common stock:

Basic	$0.90		$0.88		$1.65		$1.61

Diluted	$0.90		$0.88		$1.65		$1.61

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of dollars)

(Unaudited)

	SIX MONTHS ENDED
	June 30,
	2011	2010

Operating Activities:
Net income	$10,609	$10,325
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	6,841	6,627
Amortization of deferred financing costs	22	13
Deferred income taxes	1,341	1,761
Gain on disposition of property, plant and equipment	10	(15)
Stock-based compensation	414	322
Changes in operating assets and liabilities:
Trade receivables	(4,310)	(5,395)
Inventories	908	132
Prepaid expenses and other current assets	508	1,068
Other assets	(21)	(118)
Accounts payable and accrued expenses	92	912
Other liabilities	53	(59)
Net cash provided by operating activities	16,467	15,574

Investing Activities:
Purchase of property, plant and equipment	(3,887)	(5,091)
Proceeds from sale of property, plant and equipment	83	26
Net cash used in investing activities	(3,804)	(5,065)

Financing Activities:
Repayments of term loans	(2,500)	(2,500)
Purchase of treasury shares	(126)	(126)
Net cash used in financing activities	(2,626)	(2,626)
Net increase in cash and cash equivalents	10,037	7,882
Cash and cash equivalents at beginning of period	36,223	16,466

Cash and cash equivalents at end of period	$46,260	$24,348

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.               Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by the Company without independent audit.  In the opinion of the Company’s management, all adjustments of a normal and recurring nature necessary to present fairly the financial position, results of operations and cash flows for the periods presented have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2010.  The results of operations for the three- and six-month periods ended June 30, 2011 are not necessarily indicative of operating results for the full year.

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

In addition, through its wholly owned subsidiary, U.S. Lime Company — O & G, LLC (“U.S. Lime O & G”), under a lease agreement (the “O & G Lease”), the Company has royalty interests ranging from 8.85% to 20% and a 20% non-operating working interest, resulting in an overall average revenue interest of 34.1%, with respect to oil and gas rights in the 34 wells drilled on the Company’s approximately 3,800 acres of land located in Johnson County, Texas, in the Barnett Shale Formation. Through U. S. Lime O & G, the Company also has a drillsite and production facility lease agreement and subsurface easement (the “Drillsite Agreement”) relating to approximately 538 acres of land contiguous to the Company’s Johnson County, Texas property.  Pursuant to the Drillsite Agreement, the Company receives a 3% royalty interest and a 12.5% non-operating working interest in the six wells drilled from two pad sites located on the Company’s property.

3.               Accounting Policies

Revenue Recognition.  The Company recognizes revenue for its lime and limestone operations in accordance with the terms of its purchase orders, contracts or purchase agreements, which are upon shipment, and when payment is considered probable. The Company’s returns and allowances are minimal.  Revenues include external freight billed to customers with related costs in cost of revenues.  External freight billed to customers included in 2011 and 2010 revenues was $7.2 million and $7.6 million for the three-month periods, and $13.1 million and $14.6 for the six-month periods, respectively, which approximates the amount of external freight included in cost of revenues.    Sales taxes billed to customers are not included in revenues.  For its natural gas interests, the Company recognizes revenue in the month of production and delivery.

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

Fair Values of Financial Instruments.  Accounting for fair value measurements involves a single definition of fair value, along with a conceptual framework to measure fair value, with fair value defined as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.”  The Company applies valuation techniques that (1) place greater reliance on observable inputs and less reliance on unobservable inputs and (2) are consistent with the market approach, the income approach and/or the cost approach, and includes enhanced disclosures of fair value measurements in its financial statements. The Company’s financial  liabilities measured at fair value on a recurring basis at June 30, 2011 and December 31, 2010 are summarized below (in thousands):

			Significant
			Other Observable Inputs (Level 2)
	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010	Valuation Technique
Interest rate swap liabilities	$(3,532)	(3,732)	(3,532)	(3,732)	Cash flows approach

The primary observable inputs for valuing the Company’s interest rate swaps are LIBOR interest rates.

New Accounting Pronouncements.

In June 2011, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”), which allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments to the Codification in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The adoption of ASU 2011-05 will not have a material impact on the Company’s financial condition, results of operations or cash flows.

In May 2011, the FASB issued Accounting Standards Update 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). The amendments in ASU 2011-04 generally represent clarification of Topic 820, but also include instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed.  ASU 2011-04 results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards. The amendments are effective for interim and annual periods beginning after December 15, 2011 and are to be applied prospectively. Early application is not permitted. The Company does not expect the adoption of ASU 2011-04 will have a material impact on its financial condition, results of operations or cash flows.

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

The following table sets forth operating results and certain other financial data for the Company’s two business segments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues
Lime and limestone operations	$33,382	36,151	$63,584	67,632
Natural gas interests	3,458	1,775	6,322	3,909
Total revenues	$36,840	37,926	$69,906	71,541
Depreciation, depletion and amortization
Lime and limestone operations	$3,053	3,107	$6,056	6,123
Natural gas interests	330	152	695	310
Total depreciation, depletion and amortization	$3,383	3,259	$6,751	6,433
Gross profit
Lime and limestone operations	$7,814	9,303	$15,353	17,207
Natural gas interests	2,585	1,256	4,458	2,872
Total gross profit	$10,399	10,559	$19,811	20,079
Capital expenditures
Lime and limestone operations	$2,005	1,816	$2,918	3,327
Natural gas interests	141	503	969	1,764
Total capital expenditures	$2,146	2,319	$3,887	5,091

5.               Income Per Share of Common Stock

The following table sets forth the computation of basic and diluted income per common share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Numerator:
Income for basic and diluted income per common share	$5,795	5,663	$10,609	10,325
Denominator:
Weighted-average shares for basic income per share	6,417	6,401	6,415	6,399
Effect of dilutive securities:
Employee and director stock options (1)	16	17	17	17
Adjusted weighted-average shares and assumed exercises for diluted income per share	6,433	6,418	6,432	6,416
Income per share of common stock:
Basic	$0.90	0.88	$1.65	1.61
Diluted	$0.90	0.88	$1.65	1.61

(1)  Options to acquire 10.0 and 2.0 shares of common stock were excluded from the calculation of dilutive securities for the 2011 and 2010 periods, respectively, as they were anti-dilutive because the exercise price exceeded the average per share market price for the periods presented.

6.               Comprehensive Income and Accumulated Other Comprehensive Loss

The following table presents the components of comprehensive income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income	$5,795	5,663	$10,609	10,325
Reclassification to interest expense	404	462	818	938
Deferred tax benefit (expense)	90	251	(73)	345
Mark-to-market of interest rate hedge	(650)	(1,153)	(618)	(1,888)
Comprehensive income	$5,639	5,223	$10,736	9,720

Accumulated other comprehensive loss consisted of the following (in thousands):

	June 30, 2011	December 31, 2010
Mark-to-market for interest rate hedges, net of tax benefit	$(2,249)	$(2,376)
Minimum pension liability adjustments, net of tax benefit	(633)	(633)
Accumulated other comprehensive loss	$(2,882)	$(3,009)

7.     Inventories

Inventories are valued principally at the lower of cost, determined using the average cost method, or market.   Costs for raw materials and finished goods include materials, labor, and production overhead.   Inventories consisted of the following (in thousands):

	June 30, 2011	December 31, 2010
Lime and limestone inventories:
Raw materials	$3,453	$3,669
Finished goods	1,237	2,087
	4,690	5,756
Service parts inventories	5,003	4,844
Total inventories	$9,693	$10,600

8.  Banking Facilities

The Company’s credit agreement includes a ten-year $40 million term loan (the “Term Loan”), a ten-year $20 million multiple draw term loan (the “Draw Term Loan”) and a $30 million revolving credit facility (the “Revolving Facility”) (collectively, the “Credit Facilities”).  At June 30, 2011, the Company had $322 thousand of letters of credit issued, which count as draws under the Revolving Facility.

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

The hedges have been effective as defined under applicable accounting rules.  Therefore, changes in fair value of the interest rate hedges are reflected in comprehensive income (loss).  The Company will be exposed to credit losses in the event of non-performance by the counterparty to the hedges.   Due to interest rate declines, the Company’s mark-to-market of its interest rate hedges at June 30, 2011 and December 31, 2010, resulted in liabilities of $3.5 million and $3.7 million, respectively, which are included in accrued expenses ($1.4 and $1.5 million, respectively) and other liabilities ($2.1 million and $2.2 million, respectively) on the Company’s Condensed Consolidated Balance Sheets.  The Company paid $404 thousand and $818 thousand in quarterly settlement payments pursuant to its hedges during the three- and six-month periods ended June 30, 2011, respectively, compared to payments of $462 thousand and $938 thousand in the comparable prior year three- and six-month periods, respectively.  These payments were included in interest expense in the Condensed Consolidated Statements of Operations.

A summary of outstanding debt at the dates indicated is as follows (in thousands):

	June 30,	December 31,
	2011	2010

Term Loan	$21,666	$23,333
Draw Term Loan	12,500	13,333
Revolving Facility (1)	—	—
Subtotal	34,166	36,666
Less current installments	5,000	5,000
Debt, excluding current installments	$29,166	$31,666

(1) The Company had letters of credit totaling $322 issued on the Revolving Facility at June 30, 2011 and December 31, 2010.

As the Company’s debt bears interest at floating rates, the Company estimates the carrying values of its debt at June 30, 2011 and December 31, 2010 approximate fair value.

9.     Contingencies

In the second quarter 2010, there was an accident at the Company’s St. Clair plant in Oklahoma, resulting in a fatality.  All matters relating to the accident have been resolved except for proposed Mine Safety and Health Administration assessments, which are not considered by management to be material to the Company’s financial condition, results of operations or cash flows, and are currently being contested by the Company.

10.   Income Taxes

The Company has estimated its effective income tax rate for 2011 will be approximately 26.0%.  As in prior periods, the primary reason for the effective rate being below the federal statutory rate is due to statutory depletion, which is allowed for income tax purposes and is a permanent difference between net income for financial reporting purposes and taxable income.  The Company’s effective income tax rate for 2011 is expected to decrease compared to its 2010 rate of 28.0% primarily because of increased statutory depletion in 2011 compared to 2010, resulting from expected increased revenues from its Natural Gas Interests and proportionately higher depletion rates for its Lime and Limestone Operations.

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

For the first six months 2011 compared to the first six months 2010, the decrease in lime and limestone revenues primarily resulted from decreased lime sales volumes, principally due to reduced demand from the Company’s oil and gas services and steel customers, partially offset by average product price increases of approximately 2.0% for the Company’s lime and limestone products compared to the first six months 2010.  The continuing soft economy both impacts demand for the Company’s lime and limestone products and presents a challenge to maintain or increase prices for its products.  The Company’s gross profit from Lime and Limestone Operations decreased in the first half 2011, compared to the comparable 2010 period due to the decreased revenues and a decline in gross profit margin as a percentage of revenues.  The decline in gross profit margin was primarily due to the reduced sales volumes and increased operating expenses, primarily for labor and benefits and fuel and other petroleum related costs.  Demand for lime by the Company’s steel customers increased in the second quarter 2011 compared to the first quarter 2011, and highway construction demand for lime has begun to improve in July 2011.

Revenues and gross profit from the Company’s Natural Gas Interests increased in the first half 2011, as increased production volumes resulting from seven new wells completed in the second half 2010 and increased average prices received per MCF in the second quarter 2011 more than offset the normal declines in production rates on wells completed prior to 2010.  The number of producing wells in 2011 increased to 37 compared to 30 in 2010.  In addition, in the second quarter 2011 the Company received $487 thousand due to the resolution of royalty ownership issues on unitized natural gas wells. Three additional new wells drilled in 2010 pursuant to the O & G Lease were completed as producing wells at the end of June 2011, which will bring the total producing wells to 40 in the third quarter 2011.  The Company cannot predict the number of additional wells that ultimately will be drilled, if any, or their results.

Liquidity and Capital Resources.

Net cash provided by operating activities was $16.5 million in the six months ended June 30, 2011, compared to $15.6 million in the comparable 2010 period, an increase of $893 thousand, or 5.7%.  Net cash provided by operating activities is composed of net income, depreciation, depletion and amortization (“DD&A”), deferred income taxes and other non-cash items included in net income, and changes in working capital.  In the first half 2011, cash provided by operating activities was principally composed of $10.6 million net income, $6.8 million DD&A and $1.3 million deferred income taxes, compared to $10.3 million net income, $6.6 million DD&A and $1.8 million deferred income taxes in the first half 2010.  The most significant changes in working capital in the first half 2011 were a net increases in trade receivables of $4.3 million and decreases of $908 thousand and $508 thousand in inventories and in prepaid expenses and other current assets, respectively. The most significant changes in working capital items in the first half 2010 were net increase in trade receivables and in accounts payable and accrued expenses of $5.4 million and $900 thousand, respectively, and a $1.1 million decrease in prepaid expenses and other current assets.  The net increases in trade receivables in the 2011 and 2010 periods primarily resulted from an increase in revenues in the second quarters 2011 and 2010, compared to the fourth quarters 2010 and 2009, respectively.

The Company invested $3.9 million in capital expenditures in the first half 2011, compared to $5.1 million in the same period last year.   Included in capital expenditures during the first half 2011 and 2010 were $1.0 million and $1.8 million, respectively, for drilling, completion and workover costs for the Company’s non-operating working interests in natural gas wells.

Net cash used in financing activities was $2.6 million in the first half of each of 2011 and 2010, including $2.5 million for repayments of term loan debt.

The Company’s credit agreement includes a ten-year $40 million term loan (the “Term Loan”), a ten-year $20 million multiple draw term loan (the “Draw Term Loan”) and a $30 million revolving credit facility (the “Revolving Facility”) (collectively, the “Credit Facilities”).  At June 30, 2011, the Company had $322 thousand of letters of credit issued, which count as draws under the Revolving Facility.

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

The hedges have been effective as defined under applicable accounting rules.  Therefore, changes in fair value of the interest rate hedges are reflected in comprehensive income (loss).  The Company will be exposed to credit losses in the event of non-performance by the counterparty to the hedges.   Due to interest rate declines, the Company’s mark-to-market of its interest rate hedges, at June 30, 2011 and December 31, 2010, resulted in liabilities of $3.5 million and $3.7 million, respectively, which are included in accrued expenses ($1.4 and $1.5 million, respectively) and other liabilities ($2.1 million and $2.2 million, respectively) on the Company’s Condensed Consolidated Balance Sheets.  The Company paid $404 thousand and $818 thousand in quarterly settlement payments pursuant to its hedges during the three- and six-month periods ended June 30, 2011, respectively, compared to payments of $462 thousand and $938 thousand in the comparable prior year three- and six-month periods, respectively.  These payments were included in interest expense on the Company’s Consolidated Statements of Operations.

The Company is not contractually committed to any planned capital expenditures for its Lime and Limestone Operations until actual orders are placed for equipment. Under the Company’s O & G Lease, and pursuant to the Company’s subsequent elections to participate as a 20% non-operating working interest owner, unless, within five days after receiving an AFE (authorization for expenditures) for a proposed well, the Company provides notice otherwise, the Company is deemed to have elected to participate as a 20% working interest owner.  As a 20% non-operating working interest owner, the Company is responsible for 20% of the costs to drill, complete and workover the well.  Pursuant to the Drillsite Agreement, the Company, as a 12.5% non-operating working interest owner, is responsible for 12.5% of the costs to drill, complete and workover each well.  As of June 30, 2011, the Company had no material open orders or commitments that are not included in current liabilities on the Company’s Condensed Consolidated Balance Sheet.

As of June 30, 2011, the Company had $34.2 million in total debt outstanding.

Results of Operations.

Revenues in the second quarter 2011 decreased to $36.8 million from $37.9 million in the comparable prior year quarter, a decrease of $1.1 million, or 2.9%.  Revenues from the Company’s Lime and Limestone Operations in the second quarter 2011 decreased $2.8 million, or 7.7%, to $33.4 million from $36.2 million in the comparable 2010 quarter, while revenues from its Natural Gas Interests increased $1.7 million, or 94.8%, to $3.5 million from $1.8 million in the comparable prior year quarter.  For the six months ended June 30, 2011, revenues decreased to $69.9 million from $71.5 million in the comparable 2010 period, a decrease of $1.6 million, or 2.3%.  Revenues from the Company’s Lime and Limestone Operations in the first six months 2011 decreased $4.0 million, or 6.0%, to $63.6 million from $67.6 million in the comparable 2010 period, while revenues from its Natural Gas Interests increased $2.4 million, or 61.7%, to $6.3 million from $3.9 million in the comparable prior year period.  The decrease in lime and limestone revenues in the second quarter 2011 as compared to last year’s comparable quarter primarily resulted from decreased sales volumes of the Company’s lime products due to reduced demand, principally from its highway construction and oil and gas services customers, partially offset by slightly increased prices realized for the Company’s lime and limestone products.  For the first six months 2011 compared to the first six months 2010, lime and limestone revenues decreased primarily due to reduced demand from the Company’s oil and gas services and steel customers, partially offset by slightly increased prices realized for the Company’s lime and limestone products.

The Company’s gross profit was $10.4 million for the second quarter 2011, compared to $10.6 million in the comparable 2010 quarter, a decrease of $160 thousand, or 1.5%. Gross profit for the first six months 2011 was $19.8 million, a decrease of $268 thousand, or 1.3%, from $20.1 million in the first six months 2010.  Included in gross profit for the second quarter and first half 2011 were $7.8 million and $15.4 million, respectively, from the Company’s Lime and Limestone Operations, compared to $9.3 million and $17.2 million, respectively, in the comparable 2010 periods. The 2010 periods included costs incurred and accrued in the second quarter as a result of an accident at the Company’s St. Clair plant in Oklahoma.  The reduced gross profits for the Company’s Lime and Limestone Operations in the second quarter and first half 2011 resulted primarily from the decreased revenues and the decline in gross profit margins as a percentage of revenues, compared to the comparable 2010 periods.

Gross profit from the Company’s Natural Gas Interests increased to $2.6 million and $4.5 million for the second quarter and first half 2011, respectively, from $1.3 million and $2.9 million, respectively, in the comparable 2010 periods.  Production volumes from the Company’s Natural Gas Interests for the second quarter 2011 totaled 340 thousand MCF from 37 wells, sold at an average price of $8.75 per MCF, compared to 229 thousand MCF from 30 wells, sold at an average price of $7.75 per MCF, in the comparable 2010 quarter. Production volumes for the first half 2011 from Natural Gas Interests totaled 743 thousand MCF at an average price of $7.85 per MCF, compared to the first half

2010 when 465 thousand MCF was produced and sold at an average price of $8.40 per MCF.  Average price per MCF improved in the second quarter 2011 compared to the second quarter 2010 primarily because of increased prices for natural gas liquids contained in the Company’s natural gas, which is attributable to the increase in the price of crude oil over the same periods.  For the first half 2011, average price received per MCF was lower compared to the first half 2010 because of lower natural gas prices in the first quarter 2011, partially offset by increased prices for natural gas liquids.  In the 2011 periods, the increase in production volumes resulted from seven new wells completed during the second half 2010, partially offset by the normal declines in production rates on wells completed prior to 2010.  Gross profit for the second quarter and first half 2011 also included $463 thousand from the resolution of certain royalty ownership issues on unitized natural gas wells.  The Company’s natural gas contains liquids, for which prices normally follow crude oil prices.  This accounts for the Company’s average price per MCF exceeding natural gas prices.

Selling, general and administrative expenses (“SG&A”) were $2.1 million and $1.9 million in the second quarters 2011 and 2010, respectively, an increase of $136 thousand, or 7.0%.  As a percentage of revenues, SG&A increased to 5.6% in the 2011 quarter, compared to 5.1% in the comparable 2010 quarter, principally due to decreased revenues in the 2011 quarter.     SG&A was $4.3 million in each of the first six months 2011 and 2010, with a decrease of $44 thousand in the 2011 period.  As a percentage of revenues, SG&A in the first six months 2011 increased to 6.1%, compared to 6.0% in the comparable 2010 period, once again principally as a result of decreased revenues.

Interest expense in the second quarter 2011 decreased $39 thousand, or 5.9%, to $627 thousand from $666 thousand in the second quarter 2010.  Interest expense in the first six months of each of 2011 and 2010 was $1.3 million, with a decrease of $40 thousand in the 2011 period.  The slight decrease in interest expense in the 2011 periods primarily resulted from decreased average outstanding debt due to the repayment of $5 million of debt since June 30, 2010, mostly offset by increased interest rates resulting from the June 2010 Amendment to the Company’s Credit Facilities.  Interest expense included payments of $404 thousand and $818 thousand that were made pursuant to the Company’s interest rate hedges during the three- and six-month periods ended June 30, 2011, respectively, compared to payments of $462 thousand and $938 thousand in the comparable prior year three- and six-month periods, respectively.

Income tax expense decreased to $1.9 million in the second quarter 2011 from $2.3 million in the second quarter 2010, a decrease of $391 thousand, or 16.8%.   For the first six months 2011, income tax expense decreased to $3.7 million from $4.2 million in the comparable 2010 period, a decrease of $451 thousand, or 10.8%.  The decreases in income tax expense in the 2011 periods compared to the comparable 2010 periods were primarily due to the decreases in the Company’s effective income tax rates and income before income taxes.  The Company’s effective income tax rate for 2011 is expected to decrease compared to its 2010 rate primarily because of increased statutory depletion in 2011 compared to 2010, resulting from expected increased revenues from its Natural Gas Interests and proportionately higher depletion rates for its Lime and Limestone Operations.

The Company’s net income was $5.8 million ($0.90 per share diluted) in the second quarter 2011, compared to net income of $5.7 million ($0.88 per share diluted) in the second quarter 2010, an increase of $132 thousand, or 2.3%.  Net income in the first half 2011 was $10.6 million ($1.65 per share diluted), an increase of $284 thousand, or 2.8%, compared to the first half 2010 net income of $10.3 million ($1.61 per share diluted).

ITEM 3:                        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk.

The Company is exposed to changes in interest rates, primarily as a result of floating interest rates on the Revolving Facility.  At June 30, 2011, the Company had $34.2 million of indebtedness outstanding under floating rate debt. The Company has entered into interest rate hedge agreements to swap floating rates for fixed LIBOR rates at 4.695%, plus the applicable margin, through maturity on the Term Loan balance of $21.7 million, 4.875%, plus the applicable margin, on $9.4 million of the Draw Term Loan balance and 5.500%, plus the applicable margin, on the remaining $3.1 million of the Draw Term Loan balance.  There was no outstanding balance on the Revolving Facility subject to interest rate risk at June 30, 2011.  Any future borrowings under the Revolving Facility would be subject to interest rate risk.  See Note 8 of Notes to Condensed Consolidated Financial Statements.

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

PART II.                    OTHER INFORMATION

ITEM 2:                        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company’s Amended and Restated 2001 Long-Term Incentive Plan allows employees and directors to pay the exercise price for stock options and the tax withholding liability for the lapse of restrictions on restricted stock by payment in cash and/or delivery of shares of the Company’s common stock.  In the second quarter 2011, pursuant to these provisions the Company received a total of 2,867 shares of its common stock (1,743 shares in payment to exercise stock options and 1,124 shares for the payment of tax withholding liability for the lapse of restrictions on restricted stock).  The 2,867 shares were valued at $40.72 to $41.01 per share (weighted average of $40.83 per share), the fair market value of one share of the Company’s common stock on the date they were tendered to the Company.

ITEM 5.                        OTHER INFORMATION

Mine Safety Disclosures.

Under Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, each operator of a coal or other mine is required to include disclosures regarding certain mine safety results in its periodic reports filed with the SEC.  The operation of the Company’s quarries, underground mine and plants is subject to regulation by the federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977.  The information required under Section 1503(a) regarding certain mining safety and health matters, broken down by mining complex, for the quarter ended June 30, 2011 is presented in Exhibit 99.1 to this Report.

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

101                     Interactive Data Files.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED STATES LIME & MINERALS, INC.

August 1, 2011	By:	/s/ Timothy W. Byrne
Timothy W. Byrne
President and Chief Executive Officer
(Principal Executive Officer)

August 1, 2011	By:	/s/ M. Michael Owens
M. Michael Owens
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

UNITED STATES LIME & MINERALS, INC.

Quarterly Report on Form 10-Q

Quarter Ended

June 30, 2011

Index to Exhibits

EXHIBIT
NUMBER	DESCRIPTION

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.

32.1	Section 1350 Certification by the Chief Executive Officer.

32.2	Section 1350 Certification by the Chief Financial Officer.

99.1	Mine Safety Disclosures.

101	Interactive Data Files.