Form 10-Q
period 2011-09-30
UNITED STATES LIME & MINERALS INC
filed 2011-11-01
CIK 82020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of October 31, 2011, 6,217,405 shares of common stock, $0.10 par value, were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of dollars)

(Unaudited)

	September 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$46,374	$36,223
Trade receivables, net	18,742	13,839
Inventories	9,503	10,600
Prepaid expenses and other current assets	1,109	1,225
Total current assets	75,728	61,887

Property, plant and equipment, at cost	234,421	229,199
Less accumulated depreciation and depletion	(112,036)	(102,962)
Property, plant and equipment, net	122,385	126,237

Other assets, net	316	374
Total assets	$198,429	$188,498

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of debt	$5,000	$5,000
Accounts payable	5,772	4,545
Accrued expenses	4,706	6,166
Total current liabilities	15,478	15,711
Debt, excluding current installments	27,917	31,666
Deferred tax liabilities, net	12,455	8,933
Other liabilities	4,304	3,894
Total liabilities	60,154	60,204

Stockholders’ equity:
Common stock	643	642
Additional paid-in capital	16,976	16,354
Accumulated other comprehensive loss	(3,066)	(3,009)
Retained earnings	132,395	114,724
Less treasury stock, at cost	(8,673)	(417)
Total stockholders’ equity	138,275	128,294
Total liabilities and stockholders’ equity	$198,429	$188,498

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of dollars, except per share amounts)

(Unaudited)

	THREE MONTHS ENDED				NINE MONTHS ENDED
	September 30,				September 30,
	2011		2010		2011		2010
Revenues
Lime and limestone operations	$35,658	91.0%	$30,458	95.6%	$99,242	91.0%	$98,090	94.9%
Natural gas interests	3,524	9.0%	1,411	4.4%	9,846	9.0%	5,320	5.1%
	39,182	100.0%	31,869	100.0%	109,088	100.0%	103,410	100.0%

Cost of revenues:
Labor and other operating expenses	23,151	59.1%	19,831	62.2%	66,494	61.0%	64,860	62.7%
Depreciation, depletion and amortization	3,492	8.9%	3,173	9.9%	10,243	9.4%	9,606	9.3%
	26,643	68.0%	23,004	72.2%	76,737	70.4%	74,466	72.0%

Gross profit	12,539	32.0%	8,865	27.8%	32,351	29.6%	28,944	28.0%

Selling, general and administrative expenses	2,297	5.9%	1,878	5.9%	6,563	6.0%	6,188	6.0%

Operating profit	10,242	26.1%	6,987	21.9%	25,788	23.6%	22,756	22.0%

Other expense (income):
Interest expense	618	1.5%	707	2.2%	1,898	1.7%	2,027	2.0%
Other, net	(50)	(0.1)%	(14)	(0.1)%	(113)	(0.1)%	(60)	(0.1)%
	568	1.4%	693	2.1%	1,785	1.6%	1,967	1.9%

Income before income taxes	9,674	24.7%	6,294	19.8%	24,003	22.0%	20,789	20.1%
Income tax expense	2,612	6.7%	1,748	5.5%	6,332	5.8%	5,918	5.7%
Net income	$7,062	18.0%	$4,546	14.3%	$17,671	16.2%	$14,871	14.4%

Income per share of common stock:

Basic	$1.12		$0.71		$2.77		$2.32

Diluted	$1.11		$0.71		$2.76		$2.32

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of dollars)

(Unaudited)

	NINE MONTHS ENDED
	September 30,
	2011	2010
Operating Activities:
Net income	$17,671	$14,871
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	10,378	9,861
Amortization of deferred financing costs	34	23
Deferred income taxes	3,489	2,518
Gain on disposition of property, plant and equipment	102	(6)
Stock-based compensation	623	498
Changes in operating assets and liabilities:
Trade receivables	(4,903)	(599)
Inventories	1,097	(1,291)
Prepaid expenses and other current assets	116	1,208
Other assets	9	(117)
Accounts payable and accrued expenses	101	433
Other liabilities	386	(113)
Net cash provided by operating activities	29,102	27,286

Investing Activities:
Purchase of property, plant and equipment	(7,075)	(7,129)
Proceeds from sale of property, plant and equipment	129	32
Net cash used in investing activities	(6,946)	(7,097)

Financing Activities:
Repayments of term loans	(3,750)	(3,750)
Purchase of treasury shares	(8,256)	(126)
Net cash used in financing activities	(12,006)	(3,876)
Net increase in cash and cash equivalents	10,151	16,313
Cash and cash equivalents at beginning of period	36,223	16,466
Cash and cash equivalents at end of period	$46,374	$32,779

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.   Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by the Company without independent audit.  In the opinion of the Company’s management, all adjustments of a normal and recurring nature necessary to present fairly the financial position, results of operations and cash flows for the periods presented have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2010.  The results of operations for the three- and nine-month periods ended September 30, 2011 are not necessarily indicative of operating results for the full year.

2.    Organization

The Company is headquartered in Dallas, Texas, and operates through two business segments.  Through its lime and limestone operations, the Company is a manufacturer of lime and limestone products, supplying primarily the construction, steel, municipal sanitation and water treatment, oil and gas services, paper, glass, roof shingle and agriculture industries and utilities and other industries requiring scrubbing of emissions for environmental purposes.  The Company operates lime and limestone plants and distribution facilities in Arkansas, Colorado, Louisiana, Oklahoma and Texas through its wholly owned subsidiaries, Arkansas Lime Company, Colorado Lime Company, Texas Lime Company, U.S. Lime Company, U.S. Lime Company — Shreveport, U.S. Lime Company — St. Clair and U.S. Lime Company — Transportation.

In addition, through its wholly owned subsidiary, U.S. Lime Company — O & G, LLC (“U.S. Lime O & G”), under a lease agreement (the “O & G Lease”), the Company has royalty interests ranging from 8.85% to 20% and a 20% non-operating working interest, resulting in an overall average revenue interest of 34.7%, with respect to oil and gas rights in the 34 wells drilled on the Company’s approximately 3,800 acres of land located in Johnson County, Texas, in the Barnett Shale Formation. Through U. S. Lime O & G, the Company also has a drillsite and production facility lease agreement and subsurface easement (the “Drillsite Agreement”) relating to approximately 538 acres of land contiguous to the Company’s Johnson County, Texas property.  Pursuant to the Drillsite Agreement, the Company receives a 3% royalty interest and a 12.5% non-operating working interest in the six wells drilled from two pad sites located on the Company’s property.

3.    Accounting Policies

Revenue Recognition.  The Company recognizes revenue for its lime and limestone operations in accordance with the terms of its purchase orders, contracts or purchase agreements, which are upon shipment, and when payment is considered probable. The Company’s returns and allowances are minimal.  Revenues include external freight billed to customers with related costs in cost of revenues.  External freight billed to customers included in 2011 and 2010 revenues was $7.1 million and $6.0 million for the three-month periods, and $20.2 million and $20.6 for the nine-month periods, respectively, which approximates the amount of external freight included in cost of revenues.    Sales taxes billed to customers are not included in revenues.  For its natural gas interests, the Company recognizes revenue in the month of production and delivery.

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

Fair Values of Financial Instruments.  Accounting for fair value measurements involves a single definition of fair value, along with a conceptual framework to measure fair value, with fair value defined as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.”  The Company applies valuation techniques that (1) place greater reliance on observable inputs and less reliance on unobservable inputs and (2) are consistent with the market approach, the income approach and/or the cost approach, and includes enhanced disclosures of fair value measurements in its financial statements. The Company’s financial  liabilities measured at fair value on a recurring basis at September 30, 2011 and December 31, 2010 are summarized below (in thousands):

			Significant Other Observable Inputs (Level 2)
	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010	Valuation Technique
Interest rate swap liabilities	$(3,822)	(3,732)	(3,822)	(3,732)	Cash flows approach

The primary observable inputs for valuing the Company’s interest rate swaps are LIBOR interest rates.

New Accounting Pronouncements.

In June 2011, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”), which allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. ASU 2011-05 does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The adoption of ASU 2011-05 will not have a material impact on the Company’s financial condition, results of operations or cash flows.

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

The following table sets forth operating results and certain other financial data for the Company’s two business segments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues
Lime and limestone operations	$35,658	30,458	$99,242	98,090
Natural gas interests	3,524	1,411	9,846	5,320
Total revenues	$39,182	31,869	$109,088	103,410
Depreciation, depletion and amortization
Lime and limestone operations	$3,046	3,018	$9,102	9,141
Natural gas interests	446	155	1,141	465
Total depreciation, depletion and amortization	$3,492	3,173	$10,243	9,606
Gross profit
Lime and limestone operations	$10,092	7,929	$25,446	25,136
Natural gas interests	2,447	936	6,905	3,808
Total gross profit	$12,539	8,865	$32,351	28,944
Capital expenditures
Lime and limestone operations	$2,648	1,791	$5,566	5,119
Natural gas interests	540	246	1,509	2,010
Total capital expenditures	$3,188	2,037	$7,075	7,129

5.               Income Per Share of Common Stock

The following table sets forth the computation of basic and diluted income per common share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Numerator:
Income for basic and diluted income per common share	$7,062	4,546	$17,671	14,871
Denominator:
Weighted-average shares for basic income Per share	6,322	6,402	6,384	6,400
Effect of dilutive securities:
Employee and director stock options (1)	16	16	17	17
Adjusted weighted-average shares and assumed exercises for diluted income per share	6,338	6,418	6,401	6,417
Income per share of common stock:
Basic	$1.12	0.71	$2.77	2.32
Diluted	$1.11	0.71	$2.76	2.32

(1)  Options to acquire 9.5 and 2.0 shares of common stock were excluded from the calculation of dilutive securities for the 2011 and 2010 periods, respectively, as they were anti-dilutive because the exercise price exceeded the average per share market price for the periods presented.

6.     Comprehensive Income and Accumulated Other Comprehensive Loss

The following table presents the components of comprehensive income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income	$7,062	4,546	$17,671	14,871
Reclassification to interest expense	399	429	1,217	1,367
Deferred tax benefit (expense)	106	182	(33)	527
Mark-to-market of interest rate hedge	(689)	(930)	(1,307)	(2,818)
Comprehensive income	$6,878	4,227	$17,614	13,947

Accumulated other comprehensive loss consisted of the following (in thousands):

	September 30, 2011	December 31, 2010
Mark-to-market of interest rate hedges, net of tax benefit	$(2,433)	$(2,376)
Minimum pension liability adjustments, net of tax benefit	(633)	(633)
Accumulated other comprehensive loss	$(3,066)	$(3,009)

7.     Inventories

Inventories are valued principally at the lower of cost, determined using the average cost method, or market.   Costs for raw materials and finished goods include materials, labor, and production overhead.   Inventories consisted of the following (in thousands):

	September30, 2011	December 31, 2010
Lime and limestone inventories:
Raw materials	$3,340	$3,669
Finished goods	992	2,087
	4,332	5,756
Service parts inventories	5,171	4,844
Total inventories	$9,503	$10,600

8.     Banking Facilities

The Company’s credit agreement includes a ten-year $40 million term loan (the “Term Loan”), a ten-year $20 million multiple draw term loan (the “Draw Term Loan”) and a $30 million revolving credit facility (the “Revolving Facility”) (collectively, the “Credit Facilities”).  At September 30, 2011, the Company had $322 thousand of letters of credit issued, which count as draws under the Revolving Facility.

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

As a result of the Amendment, the Revolving Facility commitment fee was increased to a range of 0.250% (previously 0.200%) to 0.400% (previously 0.350%).  In addition, the Credit Facilities now bear interest, at the Company’s option, at either LIBOR plus a margin of 1.750% (previously 1.125%) to 2.750% (previously 2.125%), or the Lender’s Prime Rate plus a margin of 0.000% (previously minus 0.500%) to plus 1.000% (previously plus 0.375%).  The Revolving Facility commitment fee and the interest rate margins are determined quarterly in accordance with a pricing grid based upon the Company’s Cash Flow Leverage Ratio, defined as the ratio of the Company’s total funded senior indebtedness to earnings before interest, taxes, depreciation, depletion and amortization (“EBITDA”) for the 12 months ended on the last day of the most recent calendar quarter, plus, as added by the Amendment, pro forma EBITDA from any businesses acquired during the period.  Lastly, the Amendment reduced the Company’s maximum Cash Flow Leverage Ratio to 3.25 to 1 (previously 3.50 to 1).

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

The hedges have been effective as defined under applicable accounting rules.  Therefore, changes in fair value of the interest rate hedges are reflected in comprehensive income (loss).  The Company will be exposed to credit losses in the event of non-performance by the counterparty to the hedges.   Due to interest rate declines, the Company’s mark-to-market of its interest rate hedges at September 30, 2011 and December 31, 2010 resulted in liabilities of $3.8 million and $3.7 million, respectively, which are included in accrued expenses ($1.4 and $1.5 million, respectively) and other liabilities ($2.4 million and $2.2 million, respectively) on the Company’s Condensed Consolidated Balance Sheets.  The Company paid $399 thousand and $1.2 million in quarterly settlement payments pursuant to its hedges during the three- and nine-month periods ended September 30, 2011, respectively, compared to payments of $429 thousand and $1.4 million in the comparable prior year three- and nine-month periods, respectively.  These payments were included in interest expense in the Condensed Consolidated Statements of Operations.

A summary of outstanding debt at the dates indicated is as follows (in thousands):

	September 30,	December 31,
	2011	2010
Term Loan	$20,833	$23,333
Draw Term Loan	12,084	13,333
Revolving Facility (1)	—	—
Subtotal	32,917	36,666
Less current installments	5,000	5,000
Debt, excluding current installments	$27,917	$31,666

(1) The Company had letters of credit totaling $322 issued on the Revolving Facility at September 30, 2011 and December 31, 2010.

As the Company’s debt bears interest at floating rates, the Company estimates the carrying values of its debt at September 30, 2011 and December 31, 2010 approximate fair value.

9.  Income Taxes

The Company has estimated its effective income tax rate for 2011 will be approximately 26.4%.  As in prior periods, the primary reason for the effective rate being below the federal statutory rate is due to statutory depletion, which is allowed for income tax purposes and is a permanent difference between net income for financial reporting purposes and taxable income.  The Company’s effective income tax rate for 2011 is expected to decrease compared to its 2010 rate of 28.0% primarily because of increased statutory depletion in 2011 compared to 2010, resulting from increased revenues from its Natural Gas Interests and proportionately higher depletion rates for its Lime and Limestone Operations.

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

A $5.2 million increase in lime and limestone revenues in the third quarter 2011 compared to the third quarter 2010 resulted in a $1.2 million increase in lime and limestone revenues for the first nine months 2011 compared to the first nine months 2010.  The increase in the third quarter 2011 revenues resulted from increased lime sales volumes, primarily due to increased demand from the Company’s highway construction and steel customers, and average product price increases of approximately 1.2%.  For the first nine months 2011, the $1.2 million increase in lime and limestone revenues was primarily due to average product price increases of approximately 2.0%. The continuing soft economy presents a challenge to maintain or increase prices for its lime and limestone products.  The Company’s gross profit from Lime and Limestone Operations increased in the first nine months 2011, compared to the comparable 2010 period due to the increased revenues, while the gross profit margin as a percentage of revenues was the same.

Revenues and gross profit from the Company’s Natural Gas Interests increased in the first nine months 2011, as increased production volumes resulting from seven new wells completed in the second half 2010 and three new wells completed at the end of June 2011 as well as increased average prices received per MCF in 2011 more than offset the normal declines in production rates on existing wells.  The Company’s natural gas contains liquids, for which prices normally follow crude oil prices.  This accounts for the Company’s average price per MCF normally exceeding natural gas prices.  The number of producing wells at September 30, 2011 increased to 40 compared to 32 at September 30, 2010.  In addition, in the second quarter 2011 the Company received revenues of $487 thousand due to the resolution of certain royalty ownership issues on unitized natural gas wells.  No new wells are currently being drilled, or scheduled to be drilled to the Company’s knowledge.  The Company cannot predict the number of additional wells that ultimately will be drilled, if any, or their results.

Liquidity and Capital Resources.

Net cash provided by operating activities was $29.1 million in the nine months ended September 30, 2011, compared to $27.3 million in the comparable 2010 period, an increase of $1.8 million, or 6.7%.  Net cash provided by operating activities is composed of net income, depreciation, depletion and amortization (“DD&A”), deferred income taxes and other non-cash items included in net income, and changes in working capital.  In the first nine months 2011, cash provided by operating activities was principally composed of $17.7 million net income, $10.4 million DD&A and $3.5 million deferred income taxes, compared to $14.9 million net income, $9.9 million DD&A and $2.5 million deferred income taxes in the first nine months 2010.  The most significant changes in working capital in the first nine months 2011 were a net increase in trade receivables of $4.9 million and a decrease of $1.1 million in inventories. The most significant changes in working capital items in the first nine months 2010 were an increase in inventories of $1.3 million and a $1.2 million decrease in prepaid expenses and other current assets.  The net increase in trade receivables in the 2011 period primarily resulted from an increase in revenues in the third quarter 2011, compared to the fourth quarter 2010.

The Company invested $7.1 million in capital expenditures in each of the first nine months 2011 and 2010.   Included in capital expenditures during the first nine months 2011 and 2010 were $1.5 million and $2.0 million, respectively, for drilling, completion and workover costs for the Company’s non-operating working interests in natural gas wells.

Net cash used in financing activities was $12.0 million and $3.9 million in the first nine months 2011 and 2010, respectively, including $3.8 million for repayments of term loan debt in each period. The Company also spent $8.3 million and $126 thousand in the 2011 and 2010 periods, respectively, to purchase treasury shares, including $8.1 million in the third quarter 2011 to repurchase 200,000 shares in a privately negotiated transaction. The 200,000 shares were repurchased for $40.65 per share, a discount of 2% from the closing market price of the common stock on the date of the transaction.

The Company’s credit agreement includes a ten-year $40 million term loan (the “Term Loan”), a ten-year $20 million multiple draw term loan (the “Draw Term Loan”) and a $30 million revolving credit facility (the “Revolving Facility”) (collectively, the “Credit Facilities”).  At September 30, 2011, the Company had $322 thousand of letters of credit issued, which count as draws under the Revolving Facility.

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

As a result of the Amendment, the Revolving Facility commitment fee was increased to a range of 0.250% (previously 0.200%) to 0.400% (previously 0.350%).  In addition, the Credit Facilities now bear interest, at the Company’s option, at either LIBOR plus a margin of 1.750% (previously 1.125%) to 2.750% (previously 2.125%), or the Lender’s Prime Rate plus a margin of 0.000% (previously minus 0.500%) to plus 1.000% (previously plus 0.375%).  The Revolving Facility commitment fee and the interest rate margins are determined quarterly in accordance with a pricing grid based upon the Company’s Cash Flow Leverage Ratio, defined as the ratio of the Company’s total funded senior indebtedness to earnings before interest, taxes, depreciation, depletion and amortization (“EBITDA”) for the 12 months ended on the last day of the most recent calendar quarter, plus, as added by the Amendment, pro forma EBITDA from any businesses acquired during the period.  Lastly, the Amendment reduced the Company’s maximum Cash Flow Leverage Ratio to 3.25 to 1 (previously 3.50 to 1).

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

The hedges have been effective as defined under applicable accounting rules.  Therefore, changes in fair value of the interest rate hedges are reflected in comprehensive income (loss).  The Company will be exposed to credit losses in the event of non-performance by the counterparty to the hedges.   Due to interest rate declines, the Company’s mark-to-market of its interest rate hedges, at September 30, 2011 and December 31, 2010, resulted in liabilities of $3.8 million and $3.7 million, respectively, which are included in accrued expenses ($1.4 and $1.5 million, respectively) and other liabilities ($2.4 million and $2.2 million, respectively) on the Company’s Condensed Consolidated Balance Sheets.  The Company paid $399 thousand and $1.2 million in quarterly settlement payments pursuant to its hedges during the three- and nine-month periods ended September 30, 2011, respectively, compared to payments of $429 thousand and $1.4 million in the comparable prior year three- and nine-month periods, respectively.  These payments were included in interest expense on the Company’s Consolidated Statements of Operations.

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

Pursuant to the Drillsite Agreement, the Company, as a 12.5% non-operating working interest owner, is responsible for 12.5% of the costs to drill, complete and workover each well.  As of September 30, 2011, the Company had no material open orders or commitments that are not included in current liabilities on the Company’s Condensed Consolidated Balance Sheet.

As of September 30, 2011, the Company had $32.9 million in total debt outstanding.

Results of Operations.

Revenues in the third quarter 2011 increased to $39.2 million from $31.9 million in the comparable prior year quarter, an increase of $7.3 million, or 22.9%.  Revenues from the Company’s Lime and Limestone Operations in the third quarter 2011 increased $5.2 million, or 17.1%, to $35.7 million from $30.5 million in the comparable 2010 quarter, while revenues from its Natural Gas Interests increased $2.1 million, or 149.8%, to $3.5 million from $1.4 million in the comparable prior year quarter.  For the nine months ended September 30, 2011, revenues increased to $109.1 million from $103.4 million in the comparable 2010 period, an increase of $5.7 million, or 5.5%.  Revenues from the Company’s Lime and Limestone Operations in the first nine months 2011 increased $1.2 million, or 1.2%, to $99.2 million from $98.1 million in the comparable 2010 period, while revenues from its Natural Gas Interests increased $4.5 million, or 85.1%, to $9.8 million from $5.3 million in the comparable prior year period.  The increase in lime and limestone revenues in the third quarter 2011 as compared to last year’s comparable quarter resulted from increased sales volumes of the Company’s lime products due to increased demand, principally from its highway construction and steel customers, and an average price increase for its lime and limestone products of approximately 1.2%. For the first nine months 2011 compared to the first nine months 2010, the Company’s lime and limestone revenues increased primarily due to a 2.0% average product price increase.

The Company’s gross profit was $12.5 million for the third quarter 2011, compared to $8.9 million in the comparable 2010 quarter, an increase of $3.7 million, or 41.5%. Gross profit for the first nine months 2011 was $32.4 million, an increase of $3.4 million, or 11.8%, from $28.9 million in the first nine months 2010.  Included in gross profit for the third quarter and first nine months 2011 were $10.1 million and $25.4 million, respectively, from the Company’s Lime and Limestone Operations, compared to $7.9 million and $25.1 million, respectively, in the comparable 2010 periods.  The first nine months 2010 included costs incurred and accrued in the second quarter 2010 as a result of an accident at the Company’s St. Clair plant in Oklahoma. The increased gross profit for the Company’s lime and limestone operations in the third quarter and first nine months 2011, compared to the comparable 2010 periods, resulted primarily from the increased revenues and, in the third quarter 2011, an increase in gross profit margin as a percentage of revenues that was primarily due to the increased volumes.

Gross profit from the Company’s Natural Gas Interests increased to $2.4 million and $6.9 million for the third quarter and first nine months 2011, respectively, from $936 thousand and $3.8 million, respectively, in the comparable 2010 periods.  Production volumes from the Company’s Natural Gas Interests for the third quarter 2011 totaled 435 thousand MCF from 40 wells, sold at an average price of $8.10 per MCF, compared to 220 thousand MCF from 32 wells, sold at an average price of $6.41 per MCF, in the comparable 2010 quarter. Production volumes for the first nine months 2011 from Natural Gas Interests totaled 1.2 BCF at an average price of $8.37 per MCF, compared to the first nine months 2010 when 635 thousand MCF was produced and sold at an average price of $7.76 per MCF.  Average price per MCF improved in the 2011 periods compared to the comparable 2010 periods primarily because of increased prices for natural gas liquids contained in the Company’s natural gas, which is attributable to the increase in the price of crude oil over the same periods.  In the 2011 periods, the increase in production volumes resulted from seven new wells completed during the second half 2010 and three new wells completed at the end of June 2011, partially offset by the normal declines in production rates on existing wells.  Gross profit for the first nine months 2011 also included $463 thousand from the resolution of certain royalty ownership issues on unitized natural gas wells.

Selling, general and administrative expenses (“SG&A”) were $2.3 million and $1.9 million in the third quarters 2011 and 2010, respectively, an increase of $419 thousand, or 22.3%.  The increase was primarily due to increased insurance, legal and professional and personnel costs.  As a percentage of revenues, SG&A was 5.9% in both the 2011 quarter and the comparable 2010 quarter.  SG&A was $6.6 million in the first nine months 2011, compared to $6.2 million in 2010, an increase of $375 thousand, or 6.1%.  As a percentage of revenues, SG&A in both the first nine months 2011 and 2010 was 6.0%.

Interest expense in the third quarter 2011 decreased $89 thousand, or 12.6%, to $618 thousand from $707 thousand in the third quarter 2010.  Interest expense in the first nine months 2011 was $1.9 million and in the comparable period 2010 was $2.0 million, a decrease of $129 thousand, or 6.4%.  The slight decrease in interest expense in the 2011 periods primarily resulted from decreased average outstanding debt due to the repayment of $10.0 million of debt since September 30, 2010, partially offset by increased interest rates resulting from the June 2010 Amendment to the Company’s Credit Facilities.  Interest expense included payments of $399 thousand and $1.2 million that were made pursuant to the Company’s interest rate hedges during the three- and nine-month periods ended September 30, 2011, respectively, compared to payments of $429 thousand and $1.4 million in the comparable prior year three- and nine-month periods, respectively.

Income tax expense increased to $2.6 million in the third quarter 2011 from $1.7 million in the third quarter 2010, an increase of $864 thousand, or 49.4%.   For the first nine months 2011, income tax expense increased to $6.3 million from $5.9 million in the comparable 2010 period, an increase of $414 thousand, or 7.0%.  The increases in income tax expense in the 2011 periods compared to the comparable 2010 periods were primarily due to the increases in the Company’s income before income taxes, partially offset by a decrease in its estimated effective income tax rates for 2011 compared to 2010.  The Company’s effective income tax rate for 2011 is expected to decrease compared to its 2010 rate primarily because of increased statutory depletion in 2011 compared to 2010, resulting from increased revenues from its Natural Gas Interests and proportionately higher depletion rates for its Lime and Limestone Operations.

The Company’s net income was $7.1 million ($1.11 per share diluted) in the third quarter 2011, compared to net income of $4.5 million ($0.71 per share diluted) in the third quarter 2010, an increase of $2.5 million, or 55.4%.  Net income in the first nine months 2011 was $17.7 million ($2.76 per share diluted), an increase of $2.8 million, or 18.8%, compared to the first nine months 2010 net income of $14.9 million ($2.32 per share diluted).  Both the third quarter and first nine months 2011 earnings per share diluted were favorably impacted by $0.01 per share by the Company’s repurchase of 200,000 shares of its common stock in August 2011 in a privately negotiated transaction.

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk.

The Company is exposed to changes in interest rates, primarily as a result of floating interest rates on the Revolving Facility.  At September 30, 2011, the Company had $32.9 million of indebtedness outstanding under floating rate debt. The Company has entered into interest rate hedge agreements to swap floating rates for fixed LIBOR rates at 4.695%, plus the applicable margin, through maturity on the Term Loan balance of $20.8 million, 4.875%, plus the applicable margin, on $9.1 million of the Draw Term Loan balance and 5.500%, plus the applicable margin, on the remaining $3.0 million of the Draw Term Loan balance.  There was no outstanding balance on the Revolving Facility subject to interest rate risk at September 30, 2011.  Any future borrowings under the Revolving Facility would be subject to interest rate risk.  See Note 8 of Notes to Condensed Consolidated Financial Statements.

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

PART II.  OTHER INFORMATION

ITEM 2:  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In August 2011, the Company, in a privately negotiated transaction, repurchased 200,000 shares of its common stock at a price of $40.65 per share, a discount of 2% from the closing market price of the common stock on the date of the transaction.

The Company’s Amended and Restated 2001 Long-Term Incentive Plan allows employees and directors to pay the exercise price for stock options and the tax withholding liability for the lapse of restrictions on restricted stock by payment in cash and/or delivery of shares of the Company’s common stock.  In the third quarter 2011, pursuant to these provisions the Company received shares of its common stock in payment to exercise stock options. The 1,694 shares were valued at $41.66 per share, the fair market value of one share of the Company’s common stock on the date they were tendered to the Company.

ITEM 5.  OTHER INFORMATION

Mine Safety Disclosures.

Under Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, each operator of a coal or other mine is required to include disclosures regarding certain mine safety results in its periodic reports filed with the SEC.  The operation of the Company’s quarries, underground mine and plants is subject to regulation by the federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977.  The information required under Section 1503(a) regarding certain mining safety and health matters, broken down by mining complex, for the quarter ended September 30, 2011 is presented in Exhibit 99.1 to this Report.

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

UNITED STATES LIME & MINERALS, INC.

November 1, 2011	By:	/s/ Timothy W. Byrne
Timothy W. Byrne
President and Chief Executive Officer
(Principal Executive Officer)

November 1, 2011	By:	/s/ M. Michael Owens
M. Michael Owens
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

UNITED STATES LIME & MINERALS, INC.

Quarterly Report on Form 10-Q

Quarter Ended

September 30, 2011

Index to Exhibits

EXHIBIT
NUMBER	DESCRIPTION

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.

32.1	Section 1350 Certification by the Chief Executive Officer.

32.2	Section 1350 Certification by the Chief Financial Officer.

99.1	Mine Safety Disclosures.

101	Interactive Data Files.