Form 10-K
period 2011-12-31
UNITED STATES LIME & MINERALS INC
filed 2012-03-01
CIK 82020

Use these links to rapidly review the document

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-4197

United States Lime & Minerals, Inc.
(Exact name of Registrant as specified in its charter)

Texas (State or other jurisdiction of incorporation or organization)	75-0789226 (I.R.S. Employer Identification Number)
5429 LBJ Freeway, Suite 230, Dallas, Texas (Address of principal executive offices)	75240 (Zip code)

(972) 991-8400
Registrant's telephone number, including area code:

         SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.10 par value	The NASDAQ Stock Market LLC

         SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

         Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Exchange Act. Yes ☐    No ☒

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

         Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. ☐

         Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

         Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of Common Stock held by non-affiliates computed as of the last business day of the Registrant's quarter ended June 30, 2011: $108,683,308.

         Number of shares of Common Stock outstanding as of February 29, 2012: 6,241,925.

         DOCUMENTS INCORPORATED BY REFERENCE

         Part III incorporates information by reference from the Registrant's definitive Proxy Statement to be filed for its 2012 Annual Meeting of Shareholders. Part IV incorporates certain exhibits by reference from the Registrant's previous filings.

i

PART I

ITEM 1.    BUSINESS.

General.

        United States Lime & Minerals, Inc. (the "Company," the "Registrant," "We" or "Our"), which was incorporated in 1950, conducts its business through two segments, Lime and Limestone Operations and Natural Gas Interests.

        The Company's principal corporate office is located at 5429 LBJ Freeway, Suite 230, Dallas, Texas 75240. The Company's telephone number is (972) 991-8400, and its internet address is www.uslm.com. The Company's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as well as the Company's definitive proxy statement filed pursuant to Section 14(a) of the Exchange Act, are available free of charge on the Company's website as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the Securities and Exchange Commission (the "SEC").

Lime and Limestone Operations.

        Business and Products.    The Company, through its Lime and Limestone Operations, is a manufacturer of lime and limestone products, supplying primarily the construction, steel, municipal sanitation and water treatment, oil and gas services, aluminum, paper, glass, roof shingle and agriculture industries and utilities and other industries requiring scrubbing of emissions for environmental purposes. The Company is headquartered in Dallas, Texas and operates lime and limestone plants and distribution facilities in Arkansas, Colorado, Louisiana, Oklahoma and Texas through its wholly owned subsidiaries, Arkansas Lime Company, Colorado Lime Company, Texas Lime Company, U.S. Lime Company, U.S. Lime Company—Shreveport, U.S. Lime Company—St. Clair and U.S. Lime Company—Transportation.

        The Company extracts high-quality limestone from its open-pit quarries and an underground mine and then processes it for sale as pulverized limestone, quicklime, hydrated lime and lime slurry. Pulverized limestone (also referred to as ground calcium carbonate) ("PLS") is a dried product ground to granular and finer sizes. Quicklime (calcium oxide) is produced by heating limestone to very high temperatures in kilns in a process called calcination. Hydrated lime (calcium hydroxide) is produced by reacting quicklime with water in a controlled process. Lime slurry (milk of lime) is a suspended solution of calcium hydroxide produced by mixing quicklime with water in a lime slaker.

        PLS is used in the production of construction materials such as roof shingles and asphalt paving, as an additive to agriculture feeds, in the production of glass, as a soil enhancement, in the flue gas desulphurization process for utilities and other industries requiring scrubbing of emissions for environmental purposes and for mine safety dust in coal mining operations. Quicklime is used primarily in metal processing, in the flue gas desulphurization process, in soil stabilization for highway, road and building construction, as well as oilfield roads and drill sites, in the manufacturing of paper products and in sanitation and water treatment systems. Hydrated lime is used primarily in municipal sanitation and water treatment, in soil stabilization for highway, road and building construction, in the flue gas desulphurization process, in asphalt as an anti-stripping agent, as a conditioning agent for oil and gas drilling mud, in the production of chemicals and in the production of construction materials such as stucco, plaster and mortar. Lime slurry is used primarily in soil stabilization for highway and building construction.

        Product Sales.    In 2011, the Company sold almost all of its lime and limestone products in the states of Arizona, Arkansas, Colorado, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Maryland,

Mississippi, Missouri, New Mexico, Oklahoma, Pennsylvania, Tennessee, and Texas. Sales were made primarily by the Company's nine sales employees who call on current and potential customers and solicit orders, which are generally made on a purchase-order basis. The Company also receives orders in response to bids that it prepares and submits to current and potential customers.

        Principal customers for the Company's lime and limestone products are highway, street and parking lot contractors, steel producers, municipal sanitation and water treatment facilities, oil and gas services companies, paper manufacturers, utility plants, glass manufacturers, roof shingle manufacturers and poultry and cattle feed producers. During 2011, the strongest demand for the Company's lime and limestone products was from highway and road contractors, steel producers, paper manufacturers, municipal sanitation and water treatment systems, oil and gas services companies and roof shingle manufacturers.

        Approximately 800 customers accounted for the Company's sales of lime and limestone products during 2011. No single customer accounted for more than 10% of such sales. The Company is generally not subject to significant customer risks as its customers are considerably diversified as to geographic location and industrial concentration. However, given the nature of the lime and limestone industry, the Company's profits are very sensitive to changes in sales volume and prices.

        Lime and limestone products are transported by truck and rail to customers generally within a radius of 400 miles of each of the Company's plants. All of the Company's 2011 sales were made within the United States.

        Order Backlog.    The Company does not believe that backlog information accurately reflects anticipated annual revenues or profitability from year to year.

        Seasonality.    The Company's sales have historically reflected seasonal trends, with the largest percentage of total annual shipments and revenues being realized in the second and third quarters. Lower seasonal demand normally results in reduced shipments and revenues in the first and fourth quarters. Inclement weather conditions generally have a negative impact on the demand for lime and limestone products supplied to construction-related customers, as well as on the Company's open-pit mining operations.

        Limestone Reserves.    The Company's limestone reserves contain at least 96% calcium carbonate (CaCO3). The Company has two subsidiaries that extract limestone from open-pit quarries: Texas Lime Company ("Texas Lime"), which is located near Cleburne, Texas, and Arkansas Lime Company ("Arkansas Lime"), which is located near Batesville, Arkansas. U.S. Lime Company—St. Clair ("St. Clair") extracts limestone from an underground mine located near Marble City, Oklahoma. Colorado Lime Company ("Colorado Lime") owns property containing limestone deposits at Monarch Pass, located 15 miles west of Salida, Colorado. No mining has taken place on the Colorado property since its acquisition. Existing crushed stone stockpiles on the property are being used to provide feedstock to the Company's plants in Salida and Delta, Colorado. Access to all properties is provided by paved roads and, in the case of Arkansas Lime and St. Clair, also by rail.

        Texas Lime operates a quarry, located on approximately 3,200 acres of land that contains known high-quality limestone reserves in a bed averaging 28 feet in thickness, with an overburden that ranges from 0 to 50 feet. Texas Lime also has mineral interests in approximately 560 acres of land adjacent to the northwest boundary of its property. The in-place reserves, as of December 31, 2011, were approximately 26 million tons of proven recoverable reserves plus approximately 91 million tons of probable recoverable reserves. Assuming the current level of production and recovery rate is maintained, the Company estimates that these reserves are sufficient to sustain operations for approximately 75 years.

        Arkansas Lime operates two quarries and has hydrated lime and limestone production facilities on a second site linked to the quarries by its own standard-gauge railroad. The quarries cover approximately 1,050 acres of land containing a known deposit of high-quality limestone. The average thickness of the high-quality limestone deposit is approximately 60 feet, with an average overburden thickness of approximately 30 feet. The aggregate in-place reserves for the quarries, as of December 31, 2011, were approximately 20 million tons of proven recoverable reserves. During 2008 and 2009, the Company developed its newest quarry (the "South Quarry") by constructing a bridge for traffic on the highway to allow transportation of the limestone under the highway at a total cost of approximately $2.6 million. The Company also spent approximately $2.9 million in 2008 and 2009 primarily for contract development work on the South Quarry, including removal of the overburden on a portion of the reserves. Limestone production from the South Quarry began in the first quarter 2010. In 2005, the Company acquired approximately 2,500 acres of land in nearby Izard County, Arkansas. The in-place high-quality reserves on these 2,500 acres, as of December 31, 2011, were approximately 82 million tons of probable recoverable reserves. Assuming the current level of production and recovery rate is maintained, the Company estimates that its total reserves in Arkansas are sufficient to sustain operations for more than 70 years.

        St. Clair, acquired by the Company in December 2005, operates an underground mine located on approximately 700 acres it owns containing high-quality limestone deposits. The in-place reserves, as of December 31, 2011, were approximately 14 million tons of probable recoverable reserves on the 700 acres. Assuming the current level of production and recovery rate is maintained, the Company estimates that the probable reserves on the 700 acres are sufficient to sustain operations for approximately 25 years. St. Clair also has the right to mine the high-quality limestone contained in approximately 1,500 adjacent acres pursuant to long-term mineral leases. Although limestone is being mined from a portion of the leased properties, the Company has not conducted a drilling program to identify and categorize reserves on the 1,500 leased acres.

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

        Plants and Facilities.    After extraction, limestone is crushed, screened and ground in the case of PLS, or further processed in kilns, hydrators and slakers in the case of quicklime, hydrated lime and lime slurry, before shipment. The Company processes and distributes lime and/or limestone products at five plants, four lime slurry facilities and one terminal facility in Shreveport, Louisiana. All of its plants and facilities are accessible by paved roads, and in the case of Arkansas Lime, St. Clair and the Shreveport terminal, also by rail.

        The Cleburne, Texas plant has an annual capacity of approximately 470 thousand tons of quicklime from two preheater rotary kilns. The plant also has PLS equipment, which, depending on the product mix, has the capacity to produce approximately 1.0 million tons of PLS annually.

        The Arkansas plant is situated at the Batesville Quarry. Utilizing three preheater rotary kilns, this plant has an annual capacity of approximately 630 thousand tons of quicklime. Arkansas Lime's PLS and hydrating facilities are situated on a tract of 290 acres located approximately two miles from the Quarry, to which it is connected by a Company-owned, standard-gauge railroad. The PLS equipment, depending on the product mix, has the capacity to produce approximately 400 thousand tons of PLS annually.

        The St. Clair plant has an annual capacity of approximately 180 thousand tons of quicklime from two rotary kilns, one of which is not a preheater kiln. The plant also has PLS equipment, which has the capacity to produce approximately 150 thousand tons of PLS annually.

        The Company also maintains lime hydrating and bagging equipment at the Texas, Arkansas and Oklahoma plants. Storage facilities for lime and limestone products at each plant consist primarily of cylindrical tanks, which are considered by the Company to be adequate to protect its lime and limestone products and to provide an available supply for customers' needs at the expected volumes of shipments. Equipment is maintained at each plant to load trucks and, at the Arkansas and Oklahoma plants, to load railroad cars.

        Colorado Lime operates a limestone grinding and bagging facility with an annual capacity of approximately 125 thousand tons, located on approximately three and one-half acres of land in Delta, Colorado and a limestone drying, grinding and bagging facility, with an annual capacity of approximately 50 thousand tons, on eight acres of land in Salida, Colorado. The Salida property is leased from the Union Pacific Railroad for a five-year term ending June 2014 with a five-year renewable option. A mobile stone crushing and screening plant is also situated at the Monarch Pass Quarry to produce agricultural grade limestone, with an annual capacity of approximately 40 thousand tons.

        U.S. Lime Company uses quicklime to produce lime slurry and has one facility to serve the Greater Houston area construction market and three facilities to serve the Dallas-Ft. Worth Metroplex. The Company established U.S. Lime Company—Transportation primarily to deliver lime slurry produced by U.S. Lime Company to customers in the Dallas-Ft. Worth Metroplex.

        U.S. Lime Company—Shreveport operates a distribution terminal in Shreveport, Louisiana, which is connected to a railroad, to provide lime storage, hydrating, slurrying and distribution capacity to service markets in Louisiana and East Texas.

        The Company believes that its plants and facilities are adequately maintained and insured. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition."

        Employees.    At December 31, 2011, the Company employed 301 persons, 36 of whom were engaged in administrative and management activities, and nine of whom were engaged in sales activities. Of the Company's 256 production employees, 123 are covered by two collective bargaining agreements. The agreement for the Texas facility expires in November 2014, and the agreement for the Arkansas facility expires in January 2014. The Company believes that its employee relations are good.

        Competition.    The lime industry is highly regionalized and competitive, with quality, price, ability to meet customer demand, proximity to customers, personal relationships and timeliness of deliveries being the prime competitive factors. The Company's competitors are predominantly private companies.

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

        Consolidation in the lime industry has left the three largest companies accounting for more than two-thirds of North American production capacity. In addition to the consolidations, and often in conjunction with them, many lime producers have undergone modernization and expansion projects to upgrade their processing equipment in an effort to improve operating efficiency. The Company's Texas and Arkansas modernization and expansion projects, its acquisitions of the St. Clair operations in Oklahoma and the lime slurry operations in Texas, and its recent South Quarry development project in Arkansas should allow the Company to continue to remain competitive, protect its markets and position itself for the future. In addition, the Company will continue to evaluate internal and external opportunities for expansion and growth, as conditions warrant or opportunities arise. The Company may have to revise its strategy or otherwise find ways to enhance the value of the Company, including entering into strategic partnerships, mergers or other transactions.

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

        The Company's operations are subject to various federal, state, and local laws and regulations relating to the environment, health and safety, and other regulatory matters, including the Clear Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation, and Liability Act, and the Mine Safety and Health Act ("Environmental Laws"). These Environmental Laws grant the United States Environmental Protection Agency (the "EPA") and state governmental agencies the authority to promulgate regulations that could result in substantial expenditures on pollution control and waste management. The Company has not been named as a potentially responsible party in any federal superfund cleanup site or state-led cleanup site.

        The rate of change of Environmental Laws continues to be rapid, and compliance can require significant expenditures. For example, federal legislation required the Company's plants with operating kilns to apply for Title V operating permits that have significant ongoing compliance monitoring costs. In addition to the Title V permits, other environmental operating permits are required for the Company's operations, and such permits are subject to modification during the permit renewal process, and to revocation. Raw materials and fuels used to manufacture lime products contain chemicals and compounds, such as trace metals, that may be classified as hazardous substances. In 2004, the EPA adopted new National Ambient Air Quality Standards ("NAAQS") for ozone. Pursuant to the 2004 NAAQS, in 2007 the Texas Commission on Environmental Quality (the "TCEQ") adopted regulations to limit emissions of nitrogen oxides ("NOx") from industrial operations, including lime kilns, located in the Dallas-Ft. Worth area, which resulted in substantial expenditures on pollution control measures and emissions monitoring systems. In 2008 and 2009, the Company spent a total of approximately

$700 thousand on these systems to be in compliance with NAAQS, to which Texas Lime became subject on March 1, 2009. In 2008, the EPA adopted an even more stringent ozone NAAQS. However, at this time, the TCEQ is not proposing additional emission reductions of NOx from lime kilns to meet the new ozone standard. In 2010, the EPA adopted new NAAQS for sulfur dioxide and nitrogen dioxide. If the Company modifies any of its lime plants, the New Source Review (discussed below) permitting process may entail modeling and, potentially, installation of additional emission controls to demonstrate compliance with those new NAAQS.

        As of January 1, 2010, the EPA required large emitters of greenhouse gases, including the Company's plants, to collect and report greenhouse gas emissions data. The EPA indicated it will use the data collected through the greenhouse gas reporting rules to decide whether to promulgate future greenhouse gas emission limits. On May 13, 2010, the EPA issued a final rule "tailoring" its New Source Review permitting and Federal Operating Permit programs to apply to facilities with certain thresholds of greenhouse gas emissions. The emission rates are determined based upon the CO2 equivalent of six greenhouse gases. As of January 2, 2011, this "Tailoring Rule" required facilities that are subject to federal New Source Review for other pollutants to include greenhouse gases in their permits if greenhouse gas emissions will increase by 75,000 tons or more. In July 2011, the Tailoring Rule extended New Source Review and Federal Operating permits to such projects that exceed the emission threshold for only greenhouse gases. Thus, any new facilities or major modifications to existing facilities that exceed the federal New Source Review emission thresholds will be required to use "best available control technology" and energy efficiency measures to minimize greenhouse gas emissions.

        Although the timing and impact of climate change legislation and of regulations limiting greenhouse gas emissions are uncertain, the consequences of such legislation and regulation are potentially significant for the Company because the production of carbon dioxide is inherent in the manufacture of lime through the calcination of limestone and combustion of fossil fuels. The EPA's implementation of the Tailoring Rule to New Source Review permitting could result in increased time and costs of plant upgrades and expansions. The passage of climate control legislation, and other regulatory initiatives by the Congress, states or the EPA that restrict or tax emissions of greenhouse gases, could adversely affect the Company. There is no assurance that changes in the law or regulations will not be adopted, such as the imposition of a carbon tax, a cap and trade program requiring the Company to purchase carbon credits, or other measures that would require reductions in emissions or changes to raw materials, fuel use or production rates, that could have a material adverse effect on the Company's financial condition, results of operations, cash flows and competitive position.

        In the courts, several cases have been filed and decisions issued that may increase the risk of claims being filed by third parties against companies for their greenhouse gas emissions. Such cases may seek to challenge air permits to force reductions in greenhouse gas emissions or seek damages for alleged climate change impacts to the environment, people and property.

        The Company incurred capital expenditures related to environmental matters of approximately $407 thousand, $787 thousand and $480 thousand in 2011, 2010 and 2009, respectively. The Company's recurring costs associated with managing and disposing of potentially hazardous substances (such as fuel and lubricants used in operations) and maintaining pollution control equipment amounted to approximately $744 thousand, $597 thousand and $715 thousand in 2011, 2010 and 2009, respectively.

        The Company recognizes legal reclamation and remediation obligations associated with the retirement of long-lived assets at their fair value at the time the obligations are incurred ("Asset Retirement Obligations" or "AROs"). Over time, the liability for AROs is recorded at its present value each period through accretion expense, and the capitalized cost is amortized over the useful life of the related asset. Upon settlement of the liability, the Company either settles the ARO for its recorded amount or recognizes a gain or loss. AROs are estimated based on studies and the Company's process knowledge and estimates, and are discounted using an appropriate interest rate. The AROs are adjusted when further information warrants an adjustment. The Company believes its accrual of $1.5 million for AROs at December 31, 2011 is reasonable.

Map of United States Lime & Minerals, Inc. Operations/Interests.

Natural Gas Interests.

        Interests.    The Company, through its wholly owned subsidiary, U.S. Lime Company—O & G, LLC ("U.S. Lime O & G"), has royalty interests ranging from 15.4% to 20% and a 20% non-operating working interest with respect to oil and gas rights on the Company's approximately 3,800 acres of land located in Johnson County, Texas, in the Barnett Shale Formation. These interests are derived from the Company's May 2004 oil and gas lease agreement (the "O & G Lease") with EOG Resources, Inc. ("EOG") with respect to oil and gas rights on its Cleburne, Texas property, that will continue so long as EOG is continuously developing, or producing natural gas from, the leased property as set forth in the O & G Lease. During the fourth quarter 2005, drilling of the first natural gas well under the O & G Lease was completed, and natural gas production began in February 2006.

The Company's overall average revenue interest is 34.7% in the 34 wells drilled under the O & G Lease.

        In November 2006, through U.S. Lime O & G, the Company entered into a drillsite and production facility lease agreement and subsurface easement (the "Drillsite Agreement") with XTO Energy Inc. ("XTO"), which has an oil and gas lease covering approximately 538 acres of land contiguous to the Company's Johnson County, Texas property. Pursuant to the Drillsite Agreement, the Company receives a 3% royalty interest and a 12.5% working interest, resulting in a 12.4% revenue interest, in the six XTO wells drilled from two pad sites located on the Company's property.

        U.S. Lime O & G has no direct employees and is not the operator of any wells drilled on the properties subject to either the O & G Lease or the Drillsite Agreement (the "O & G Properties"). The only decision that the Company makes is whether to participate as a non-operating working interest owner and pay its proportionate share of drilling, completing, recompleting, working over and operating a well.

        Regulation.    Many aspects of the development, production, pricing and marketing of natural gas are regulated by federal and state agencies. Legislation affecting the natural gas industry is under constant review for amendment or expansion, which frequently increases the regulatory burden on affected members of the industry.

        Oil and gas development and production operations are subject to various types of regulation at the federal, state and local levels that may impact the Company's royalty and non-operating working interests. Such regulation includes:

  •
  requiring permits for the drilling of wells;

  •
  numerous federal and state safety requirements;

  •
  environmental requirements;

  •
  property taxes and severance taxes; and

  •
  specific state and federal income tax provisions.

        The TCEQ has adopted regulations limiting air emissions from oil and natural gas production in the Barnett Shale, where the O & G Properties are located. The EPA has adopted greenhouse gas monitoring and reporting regulations applicable to the petroleum and natural gas industry that require persons that hold state drilling permits that will result in annual greenhouse gas emissions of 25,000 metric tons or more to report annually those emissions from certain sources. The EPA indicated that it will use data collected through the reporting rules to decide whether to promulgate future greenhouse gas emission limits. On July 28, 2011, the EPA proposed regulations that, if finalized, would establish new source performance standards for volatile organic compounds and sulfur dioxide emissions and establish an air toxic standard for oil and natural gas production, transmission, and storage activities. The proposed regulations would limit methane emissions from wells, storage tanks and other equipment, and transmission sources. The EPA expects to take final action on those rules in March or April of 2012.

        Additionally, Congress, the EPA and various states have proposed or adopted legislation regulating or requiring disclosure regarding hydraulic fracturing in connection with drilling operations. Hydraulic fracturing is a technique used to produce natural gas from shale, including the Barnett Shale. Hydraulic fracturing has historically been regulated by state oil and natural gas commissions. However, the EPA recently asserted federal regulatory authority over certain hydraulic fracturing activities involving diesel under the Safe Drinking Water Act ("SDWA"). The EPA has begun the process of drafting guidance documents related to this newly asserted regulatory authority, which could include a broad definition of diesel that would cover a variety of oils that are not diesel but that have similar carbon-chain molecules. The EPA also plans to investigate the treatment of wastewater from hydraulic fracturing for the purpose of setting new standards for discharges from natural gas drilling to publicly owned treatment works. In addition, certain other governmental reviews are either underway or being proposed that focus on environmental aspects of hydraulic fracturing practices, including a four-year study by the EPA expected to be completed in 2014. These on-going or proposed reviews, depending on their scope and results, could spur initiatives to further regulate hydraulic fracturing under the SDWA or other regulatory programs.

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

        The prices that the Company receives for its natural gas production is also affected by the amount of natural gas liquids included in the natural gas and the prices for those liquids, which prices normally track the prices of crude oil. In recent years, the demand and prices for crude oil have increased, while the prices of natural gas have tended to decline due to increased supply.

        Drilling Activity.    No wells were completed as producing wells in 2009. The Company participated as a royalty interest and non-operating working interest owner in the drilling of eight gross (1.6 net) wells under the O & G Lease in the fourth quarter 2009 and first quarter 2010, five of which were completed as producing wells during the fourth quarter 2010, and three of which were completed as producing wells in late June 2011. In addition, the Company participated in the drilling and completion of two gross (0.3 net) wells during 2010 under the Drillsite Agreement. All of these wells are located in Johnson County, Texas. No new wells are currently being drilled. The Company cannot predict the number of additional wells that will be drilled, if any, or their results.

        Production Activity.    The number of gross and net producing wells and production activity for the years ended December 31, 2011, 2010 and 2009 are as follows:

	2011		2010		2009
	Gross	Net(2)	Gross	Net(2)	Gross	Net(2)
Producing wells(1)
O & G Lease	34	6.8	31	6.2	26	5.2
Drillsite Agreement	6	0.8	6	0.8	4	0.5

Total	40	7.6	37	7.0	30	5.7

Natural gas production volume (BCF)	1.6		1.0		1.2
Average sales price per MCF(3)	$8.27		$7.78		$5.74
Total cost of revenues per MCF(4)	$2.37		$1.89		$1.25

(1)
Although a total of 34 wells have been drilled under the O & G Lease, there was no production from one well during 2011, and that well may be plugged and abandoned in the future.

(2)
The number of net wells is required to be calculated based on the Company's working interests percentages multiplied by the number of gross wells and does not consider the Company's royalty interests percentages in each well.

(3)
Average sales price per MCF includes sales prices of natural gas liquids contained in the natural gas.

(4)
Includes taxes other than income taxes.

        Delivery Commitments.    There are no delivery commitments for the Company's natural gas production to which U.S. Lime O & G is a party.

        Internal Controls Over Reserves Estimates.    The Company's policies regarding internal controls over the recording of reserve estimates require reserves to be in compliance with the SEC definitions and guidance and prepared in accordance with generally accepted petroleum engineering principles. In each of the years 2011, 2010 and 2009, the Company retained DeGolyer and MacNaughton, independent third-party petroleum engineers, to perform appraisals of 100% of its proved reserves in compliance with these standards.

        Natural Gas Reserves.    The following table reflects the proved developed, proved undeveloped and total proved reserves (all of the which are located in Johnson County, Texas), future estimated net revenues and standardized measure at December 31, 2011, 2010 and 2009. The reserves and future estimated net revenues are based on the reports prepared by DeGolyer and MacNaughton. Proved developed reserves included 39 (there was no production from one well during 2011, and it may be plugged and abandoned in the future), 37 and 30 producing wells at December 31, 2011, 2010 and 2009, respectively. The total number of wells ultimately drilled under the O & G Lease and the Drillsite Agreement has not yet been determined, and could be more or less than the number that could be inferred from the estimated number of wells included in proved undeveloped reserves due to, among other factors, irregularities in formations and spacing decisions made by the operators. The Company's proved reserves have not been filed with, or included in, any reports to any federal agency, other than those filed with the SEC.

		2011(2)			2010(2)			2009(2)
	Developed	Undeveloped	Total	Developed	Undeveloped	Total	Developed	Undeveloped	Total
Proved natural gas reserves (BCF)	10.3	0.0	10.3	11.7	0.6	12.3	8.9	4.4	13.3
Proved natural gas liquids and condensate reserves (MMBBLS)	1.5	0.0	1.5	1.2	0.0	1.2	1.2	0.6	1.8
Future estimated net revenues (in thousands)	$88,782	$0.0	$88,782	$67,684	$3,108	$70,792	$45,594	$22,558	$68,152
Standardized measure(1) (in thousands)	$29,948	$0.0	$29,948	$25,296	$1,160	$26,456	$15,816	$7,260	$23,076

(1)
This present value data should not be construed as representative of fair market value, since such data is based upon projected cash flows, which do not provide for escalation or reduction of natural gas prices or for escalation or reduction of expenses and capital costs.

(2)
The reserve estimates as of December 31, 2011, 2010 and 2009 utilized 12-month average pricing, as now required by accounting principles generally accepted in the United States of America, of $4.46, $4.52 and $4.04 per MCF of natural gas and $49.58, $38.71 and $23.20 per BBL of natural gas liquids, respectively. Utilizing year-end prices of natural gas and natural gas liquids as of December 31, 2011, 2010 and 2009 would have resulted in proved reserves of 10.2, 13.1 and 13.8 BCF of natural gas and 1.5, 1.3 and 1.9 MMBBLS of natural gas liquids, respectively.

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

        "BBL" means a standard barrel containing 42 United States gallons.

        "BCF" means one billion cubic feet under prescribed conditions of pressure and temperature and represents a basic unit for measuring the production of natural gas.

        "Depletion" means (i) the volume of hydrocarbons extracted from a formation over a given period of time, (ii) the rate of hydrocarbon extraction over a given period of time expressed as a percentage of the reserves existing at the beginning of such period, or (iii) the amount of cost basis at the beginning of a period attributable to the volume of hydrocarbons extracted during such period.

        "Formation" means a distinct geologic interval, sometimes referred to as the strata, which has characteristics (such as permeability, porosity and hydrocarbon saturations) that distinguish it from surrounding intervals.

        "Future estimated net revenues" means the result of applying current prices of oil and natural gas to future estimated production from oil and natural gas proved reserves, reduced by future estimated expenditures, based on current costs to be incurred, in developing and producing the proved reserves, excluding overhead.

        "MCF" means one thousand cubic feet under prescribed conditions of pressure and temperature and represents a basic unit for measuring the production of natural gas.

        "MMBBLS" means one million BBLS.

        "Operator" means the individual or company responsible for the exploration, development and production of an oil or natural gas well or lease.

        "Proved oil and gas reserves"—Proved oil and gas reserves are those quantities of oil and gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations, prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. The project to extract the hydrocarbons must have commenced or the operator must be reasonably certain that it will commence the project within a reasonable time.

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

        "Royalty" means an interest in an oil and gas lease that gives the owner of the interest the right to receive a portion of the production from the leased acreage (or of the proceeds of the sale thereof), but generally does not require the owner to pay any portion of the costs of drilling or operating the wells on the leased acreage.

        "Severance tax" means an amount of tax, surcharge or levy recovered by governmental agencies from the gross proceeds of oil and natural gas sales. Severance tax may be determined as a percentage of proceeds or as a specific amount per volumetric unit of sales. Severance tax is usually withheld from the gross proceeds of oil and natural gas sales by the first purchaser (e.g., pipeline or refinery) of production.

        "Standardized measure of discounted future net cash flows" (also referred to as "standardized measure") means the value of future estimated net revenues, calculated in accordance with SEC guidelines, to be generated from the production of proved reserves net of estimated production and future development costs, using prices and costs at the date of estimation without future escalation, and estimated income taxes without giving effect to non-property related expenses such as general and administrative expenses, debt service and depreciation, depletion and amortization, and discounted using an annual discount rate of 10%.

        "Undeveloped acreage" means acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and natural gas regardless of whether such acreage contains proved reserves.

        "Working interest" means a real property interest entitling the owner to receive a specified percentage of the proceeds of the sale of oil and natural gas production or a percentage of the production, but requires the owner of the working interest to bear the cost to explore for, develop and produce such oil and natural gas.

ITEM 1A.    RISK FACTORS.

General.

         Both of our business segments continue to be adversely impacted by difficult economic conditions in the U.S.

        The continuing difficult economic conditions in the United States have reduced demand for our lime and limestone products and our natural gas. Our two current largest lime customer industries, the construction and steel industries, have reduced their purchase volumes due to the ongoing difficult economic conditions. The reduced demand for natural gas has also resulted in significantly decreased natural gas prices in recent years while the prices for natural gas liquids have increased.

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

         The ongoing global financial uncertainties may adversely impact our financial condition and results of operations in various ways.

        The recent financial crisis and ongoing uncertainties in the global financial markets may adversely impact our financial condition and results of operations in various ways, and we may face increased challenges if the current difficult economic conditions do not improve. While the severe difficulties in the credit markets and increased volatility in the equity markets have abated to some degree, the global recession and unprecedented calls for governmental intervention continue. If the current economic conditions do not improve, it is possible that our customers and counterparties may face financial difficulties that could lead them to default on their obligations to us or seek bankruptcy protection.

         We may be adversely affected by any disruption in, or failure of, our information technology systems.

        We rely upon the capacity, reliability and security of our information technology ("IT") systems for our manufacturing, financial and administrative functions. We also face the challenge of supporting our IT systems and implementing upgrades when necessary. Our IT systems security measures are focused on the prevention, detection and remediation of damage from computer viruses, natural disasters, unauthorized access, cyber attack and other similar disruptions. However, our IT systems may remain vulnerable to damage despite our implementation of security measures that we feel protect our IT systems. Any failure, accident or security breach involving our IT systems could result in disruption to our operations. A material breach in the security of our IT systems could negatively impact our manufacturing operations or financial and administrative functions, or result in the compromise of personal information of our employees, customers or suppliers. To the extent any that any such failure, accident or security breach results in disruption to our operations, loss or disclosure of, or damage to, our data or confidential information, our reputation, business, results of operations and financial condition could be materially adversely affected.

Lime and Limestone Operations.

         In the normal course of our Lime and Limestone Operations, we face various business and financial risks that could have a material adverse effect on our financial position, results of operations, cash flows and competitive position. Not all risks are foreseeable or within our ability to control.

        These risks arise from factors including, but not limited to, fluctuating demand for our lime and limestone products, including as a result of downturns in the economy and construction, housing and steel industries, changes in legislation and regulations, including Environmental Laws, health and safety regulations and requirements to renew or obtain operating permits, our ability to produce and store quantities of lime and limestone products sufficient in amount and quality to meet customer demands, the success of our modernization, expansion and growth strategies, including our ability to sell our increased lime capacity at acceptable prices, our ability to execute our strategies and complete projects on time and within budget, our ability to integrate, refurbish and/or improve acquired facilities, our access to capital, increasing costs, especially fuel, electricity, transportation and freight costs, inclement weather and the effects of seasonal trends.

        We receive a portion of our coal and petroleum coke by rail, so the availability of sufficient solid fuels to run our plants could be diminished significantly in the event of major rail disruptions. Domestic coal and petroleum coke are also being exported, increasing competition and prices for the domestic supply. In addition, our freight costs to deliver our lime and limestone products are high relative to the value of our products and have increased significantly in recent years. If we are unable to continue to pass along our increasing fuel, electricity, transportation and freight costs to our customers, our financial condition, results of operations, cash flows and competitive position could be materially adversely affected.

         Our mining and other operations are subject to operating risks that are beyond our control, which could result in materially increased operating expenses and decreased production and shipment levels that could materially adversely affect our Lime and Limestone Operations and their profitability.

        We mine limestone in open pit and underground mining operations and process and distribute that limestone through our plants and other facilities. Certain factors beyond our control could disrupt our operations, adversely affect production and shipments and increase our operating costs, all of which could have a material adverse effect on our results of operations, including geological formation problems that may cause poor mining conditions, an accident or other major incident at a site that may cause all or part of our operations to cease for some period of time and increase our expenses, mining, processing and plant equipment failures and unexpected maintenance problems that may cause disruptions and added expenses, and adverse weather and natural disasters, such as heavy rains, flooding, ice storms, drought and other natural events, that may affect operations, transportation or customers.

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

        The rate of change of Environmental Laws has been rapid over the last decade, and we may face possible new costs, taxes and limitations on operations, including those related to climate change initiatives. We believe our expenditure requirements for future environmental compliance, including complying with the new nitrogen dioxide, sulfur dioxide and ozone emission limitations under the NAAQS and regulation of greenhouse gas emissions, will continue to increase as operational, reporting and other environmental standards increase. Discovery of currently unknown conditions and unforeseen liabilities could require additional expenditures.

        The regulation of greenhouse gas emissions remains an issue for the Company and other similar manufacturing companies. There is no assurance that changes in the law or regulations will not be adopted, such as the imposition of a carbon tax, a cap and trade program requiring the Company to purchase carbon credits, or other measures that would require reductions in emissions or changes to raw materials, fuel use or production rates, that could have a material adverse effect on the Company's financial condition, results of operations, cash flows and competitive position.

        We intend to comply with all Environmental Laws and believe our accrual for environmental liabilities at December 31, 2011 is reasonable. Because many of the requirements are subjective and therefore not quantifiable or presently determinable, or may be affected by additional legislation and rulemaking, including those related to climate change and greenhouse gas emissions, there is no assurance that we will be able to continue to renew our operating permits, and it is not possible to accurately predict the aggregate future costs and liabilities of environmental compliance and their effect on our financial condition, results of operations, cash flows and competitive position.

         We quote on a delivered price basis to certain customers, which requires us to estimate future delivery costs. Our actual delivery costs may exceed these estimates, which would reduce our profitability.

        Delivery costs are impacted by the price of diesel. Should diesel prices increase, we incur additional fuel surcharges from freight companies that cannot be passed on to our customers that have been quoted a delivered price. A material increase in the price of diesel could have a material adverse effect on the Company's profitability.

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

  •
  the overall economic environment.

        The natural gas industry is cyclical in nature and tends to reflect general economic conditions. The recent global recession and mild winters in most of the U.S. have led to significant reductions in demand and pricing for our natural gas production, beginning in the second half 2008 and continuing into 2012. In addition, recent technological advances, enabling the industry to access additional reserves, have greatly increased the current supply of natural gas in the United States. Lower natural gas prices may reduce the amount of natural gas that is economical for our operators to develop and produce on the O & G Properties or to shut in wells for extended periods of time. Reduced prices and production could severely reduce our revenues, gross profit and cash flows from our Natural Gas Interests and thus could have a material adverse effect on our financial condition, results of operations and cash flows.

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

        Our revenues from our Natural Gas Interests depend in large part on the quantity of natural gas developed and produced from the O & G Properties. Our producing wells will experience declines in production rates due to depletion of their natural gas reserves, and the operators may determine to temporarily shut in or totally abandon a producing well if they believe that it is then no longer economical to continue production from the well. We have no ability to explore for new reserves. Any increases in our proved developed reserves will come from the operators drilling additional wells or working over existing wells on the O & G Properties. The timing and number of such additional or reworked wells, if any, depend on the market prices of natural gas and on other factors beyond our control.

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
  Adverse weather conditions.

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

         The O & G Properties are geographically concentrated, which could cause net proceeds to be impacted by regional events, including natural disasters and reduced pipeline capacity resulting from production from other wells in the area.

        The O & G Properties are all natural gas properties located exclusively in the Barnett Shale Formation. Because of this geographic concentration, any regional events, including natural disasters and production from other wells in the area, that increase costs, reduce availability of equipment, supplies or pipeline capacity, reduce demand or limit production may impact our gross profit from our Natural Gas Interests more than if the Properties were more geographically diversified.

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

        Increased regulation of natural gas production could increase development and production costs on our O & G Properties and adversely affect our cash flows. Third parties could also pursue legal actions to enforce compliance or assert claims for damages. Further, under certain environmental laws and regulations, the operators of the underlying properties could also be subject to joint and several, strict liability for the removal or remediation of released materials or property contamination from drilling, including hydraulic fracturing, or waste disposal, regardless of whether the operators were responsible for the release or contamination or if the operations were in compliance with all applicable laws. Drought conditions and increasing demands on the water supply for municipal, agricultural, and other uses may limit the availability of and/or increase the cost of large volumes of water required for hydraulic fracturing.

        It is likely that our expenditures in connection with environmental matters, as part of normal capital expenditure programs, will affect the profitability of our O & G Properties. Future Environmental Law developments, such as stricter laws, regulations or enforcement policies, including climate change legislation mandating specific near-term and long-range reductions in greenhouse gas emissions or increased regulation of hydraulic fracturing could significantly increase the costs of production from the O & G Properties and adversely affect our financial condition, results of operations and cash flows.

ITEM 1B.    UNRESOLVED STAFF COMMENTS.

        None

ITEM 2.    PROPERTIES.

        Reference is made to Item 1 of this Report for a description of the properties of the Company, and such description is hereby incorporated by reference in answer to this Item 2. As disclosed in Note 3 of Notes to Consolidated Financial Statements, the Company's plants and facilities and reserves are subject to encumbrances to secure the Company's loans.

ITEM 3.    LEGAL PROCEEDINGS.

        Information regarding legal proceedings is set forth in Note 8 of Notes to Consolidated Financial Statements and is hereby incorporated by reference in answer to this Item 3.

ITEM 4.    MINE SAFETY DISCLOSURES.

        Under Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Resulation S-K, each operator of a coal or other mine is required to include disclosures regarding certain mine safety results in its periodic reports filed with the SEC. The operation of the Company's quarries, underground mine and plants is subject to regulation by the federal Mine Safety and Health Administration ("MSHA") under the Federal Mine Safety and Health Act of 1977. The information required under Section 1503(a) regarding certain mining safety and health matters, broken down by mining complex, for the year ended December 31, 2011 is presented in Exhibit 95.1 to this Report.

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

 PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

        The Company's Common Stock is listed on the Nasdaq Global Market® under the symbol "USLM." As of February 29, 2012, the Company had approximately 400 shareholders of record. The Company did not pay any dividends during 2011 or 2010 and does not plan on paying dividends in 2012.

        As of February 29, 2012, the Company had 500,000 shares of $5.00 par value preferred stock authorized; however, none has been issued.

        The low and high sales prices for the Company's Common Stock for the periods indicated were:

	2011		2010
	Low	High	Low	High
First Quarter	$37.30	$44.00	$33.94	$41.18
Second Quarter	$37.02	$42.25	$35.12	$41.92
Third Quarter	$38.25	$43.00	$35.65	$42.83
Fourth Quarter	$37.31	$60.60	$37.82	$42.19

PERFORMANCE GRAPH

        The graph below compares the cumulative five-year total shareholders' return on the Company's Common Stock with the cumulative total return on The NASDAQ Composite Index and a peer group index consisting of Eagle Materials, Inc., Monarch Cement Co., U.S. Concrete, Inc. and Martin Marietta Materials, Inc. The graph assumes that the value of the investment in the Company's Common Stock and each index was $100 on December 31, 2006, and that all dividends have been reinvested.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among U.S. Lime & Minerals, Inc., the NASDAQ Composite Index, and a Peer Group

	2006	2007	2008	2009	2010	2011
U.S. LIME & MINERALS, INC.	100.00	100.66	79.44	114.53	139.73	199.37
NASDAQ COMPOSITE INDEX	100.00	110.38	65.58	95.27	112.22	110.58
PEER GROUP INDEX	100.00	112.02	78.78	79.05	87.63	74.30

 ISSUER PURCHASES OF EQUITY SECURITIES

        The Company's Amended and Restated 2001 Long-Term Incentive Plan allows employees and directors to pay the exercise price upon the exercise of stock options and the tax withholding liability upon the lapse of restrictions on restricted stock by payment in cash and/or delivery of shares of the Company's Common Stock to the Company. In the fourth quarter 2011, pursuant to these provisions, the Company received a total of 1,124 shares of its Common Stock for payment of tax withholding liability upon the lapse of restrictions on restricted stock and 9,604 shares of its Common Stock in payment to exercise stock options. The 1,124 and 9,604 shares were valued at $59.50 and $55.00 per share, respectively, the fair market value of one share of the Company's Common Stock on the date that they were tendered to the Company.

ITEM 6.    SELECTED FINANCIAL DATA.

	Years Ended December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands, except per share amounts)
Operating results
Lime and limestone revenues	$129,704	125,169	110,406	126,165	116,569
Natural gas revenues	12,878	7,425	6,925	16,191	8,667

Total revenues	$142,582	132,594	117,331	142,356	125,236
Gross profit	$41,349	36,041	28,753	31,283	26,016
Operating profit	$32,503	27,665	20,955	23,317	18,372
Income before income taxes	$30,144	25,058	18,144	19,411	14,339
Net income	$22,186	18,040	13,670	14,433	10,446
Net income per share of common stock:
Basic	$3.50	2.82	2.14	2.29	1.67
Diluted	$3.49	2.81	2.14	2.27	1.65

	As of December 31,
	2011	2010	2009	2008	2007
Total assets	$202,558	188,498	172,070	166,129	158,227
Long-term debt, excluding current installments	$26,667	31,666	36,666	46,354	54,037
Stockholders' equity per outstanding common share	$22.94	20.01	17.20	14.87	12.94
Employees	301	295	285	307	318

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

FORWARD-LOOKING STATEMENTS.

        Any statements contained in this Report that are not statements of historical fact are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements in this Report, including without limitation statements relating to the Company's plans, strategies, objectives, expectations, intentions, and adequacy of resources, are identified by such words as "will," "could," "should," "would," "believe," "expect," "intend," "plan," "schedule," "estimate," "anticipate," and "project." The Company undertakes no obligation to publicly update or revise any forward-looking statements. The Company cautions that forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from expectations, including without limitation the following: (i) the Company's plans, strategies, objectives, expectations, and intentions are subject to change at any time at the Company's discretion; (ii) the Company's plans and results of operations will be affected by its ability to maintain and manage its growth; (iii) the Company's ability to meet short-term and long-term liquidity demands, including servicing the Company's debt, conditions in the credit and equity markets, and changes in interest rates on the Company's debt, including the ability of the Company's customers and the counterparty to the Company's interest rate hedges to meet their obligations; (iv) interruptions to operations and increased expenses at its facilities resulting from inclement weather conditions, accidents, IT systems failures or disruptions, or regulatory requirements; (v) increased fuel, electricity, transportation and freight costs; (vi) unanticipated delays, difficulties in financing, or cost overruns in completing construction projects; (vii) the Company's ability to expand its Lime and Limestone Operations through acquisitions of businesses with related or similar operations, including obtaining financing for such acquisitions, and to successfully integrate acquired operations; (viii) inadequate demand and/or prices for the Company's lime and limestone products due to the state of the U.S. economy, recessionary pressures in particular industries, including highway and housing related construction and steel, and inability to continue to increase or maintain prices for the Company's products; (ix) the uncertainties of development, production, pipeline capacity and prices with respect to the Company's Natural Gas Interests, including reduced drilling activities pursuant to the Company's O & G Lease and Drillsite Agreement, unitization of existing wells, inability to explore for new reserves and declines in production rates; (x) on-going and possible new regulations, investigations, enforcement actions and costs, legal expenses, penalties, fines, assessments, litigation, judgments and settlements, taxes and disruptions and limitations of operations, including those related to climate change and health and safety; and (xi) other risks and uncertainties set forth in this Report or indicated from time to time in the Company's filings with the SEC, including the Company's Quarterly Reports on Form 10-Q.

OVERVIEW.

General.

        Based on the distinctness of their activities and products, we have two operating segments: Lime and Limestone Operations and Natural Gas Interests. Revenues and gross profit are the primary items we utilize to evaluate the operating results of our segments and allocate resources.

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

        Our gross profit increased 14.7% in 2011 compared to 2010. Gross profit from our Lime and Limestone Operations in 2011 increased 3.0% compared to 2010 primarily due to increased lime sales volumes to our customers, principally steel and highway construction customers, as well as year-over-year price increases of approximately 2.0% for the Company's lime and limestone products. Our gross profit from our Natural Gas Interests increased 90.5% in 2011 compared to 2010 due to the increase in revenues for production from seven new wells completed during the second half 2010 and three new wells completed at the end of June 2011, partially offset by the normal declines in production rates on existing wells, and overall increased prices for liquids contained in our natural gas. Prices for natural gas liquids generally follow crude oil prices, which generally were higher in 2011 compared to 2010.

        These increases in gross profit resulted in a $4.1 million, or 23.0%, increase in our net income in 2011 compared to 2010. Cash flows from operations during 2011 enabled us to continue to service our bank debt, make capital investments, buyback shares of our common stock and increase our cash balances to $53.4 million at December 31, 2011 from $36.2 million at December 31, 2010.

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

        Demand for our products in our market areas is also affected by general economic conditions, the pace of home and other construction and the demand for steel, as well as the level of governmental and private funding for highway construction. Demand for our lime products from our highway construction and steel customers improved during 2011, while construction demand related to housing developments continues to be anemic.

        The Safe, Accountable, Flexible, and Equitable Transportation Equity Act ("SAFETEA"), which reauthorized the federal highway, public transportation, highway safety, and motor carrier safety programs for fiscal years 2005 through 2009, expired on September 30, 2009. The general provisions under SAFETEA have been retained under continuing resolutions, the latest of which expires on March 31, 2012. As part of his recently proposed 2013 budget, the President included a new six-year highway funding bill totaling $476 billion, but Congress may reduce the size of the bill. Although governmental funding of public sector projects remains a concern, we have seen an increase in the construction of tollroads in Texas.

        Our modernization and expansion projects in Texas and Arkansas, including the construction of a third kiln in Arkansas (completed in December 2006), the development of the South Quarry in Arkansas (mining began in first quarter 2010), and our acquisitions of U. S. Lime Company—St. Clair, our Delta, Colorado facilities and our Texas slurry operations have positioned us to meet the demand for high-quality lime and limestone products in our markets, with our lime output capacity more than doubling since 2003. In addition, our distribution terminal in Shreveport, Louisiana has expanded our market area for this additional output. Our modernization and expansion and development projects have also equipped us with up-to-date, fuel-efficient plant facilities, which has resulted in lower production costs and greater operating efficiencies, thus enhancing our competitive position. All of our kilns are fuel-efficient preheater kilns, except for one kiln at St. Clair. For our plants to operate at peak efficiency, we must meet operational challenges that arise from time to time, including bringing new facilities on line and refurbishing and/or improving acquired facilities, such as St. Clair, which was acquired with the intention, of modernizing and expanding, subject to permitting and future economic outlook, as well as operating existing facilities efficiently. We also incur ongoing costs for maintenance and to remain in compliance with rapidly changing Environmental Laws and health and safety and other regulations.

        Our primary variable cost is energy. Prices for coal, petroleum coke, diesel, electricity, transportation and freight have increased over the past few years. In addition, our freight costs to deliver our products can be high relative to the value of our products and have increased significantly in recent years. We have been able to mitigate to some degree the adverse impact of these energy cost increases by varying the mixes of fuel used in our kilns, and by passing on some of our increased costs to our customers through higher prices and/or surcharges on certain products. We have not engaged in any significant hedging activity in an effort to control our energy costs, but may do so in the future.

        We financed our modernization and expansion and development projects and acquisitions through a combination of debt financing and cash flows from operations. In June 2010, we amended our credit agreement, securing a number of benefits that provide us with greater flexibility and extending the maturity of our revolving credit facility in exchange for a 0.625% increase in our interest rates. Given our level of debt, we must generate sufficient cash flows to cover ongoing capital and debt service needs. Our revolving credit facility matures June 1, 2015, and the remainder of our long-term debt becomes due at the end of 2015. Absent a significant acquisition opportunity arising, we anticipate funding our capital requirements and continuing to pay down our debt in 2012 from our cash flows from operations.

        For us to increase our profitability in our Lime and Limestone Operations in the face of our increased fixed and variable costs, we must continue to improve our revenues and control our operational and selling, general and administrative expenses. Given reduced demand for our lime products at the start of the recession, in the fourth quarter 2008 we began to take various steps to reduce our costs. These efforts, along with other operating efficiencies, continued into 2011 and, combined with increased sales volumes of our lime products and increased prices for our lime and limestone products, resulted in substantial improvements in our gross profit and gross profit margins from our Lime and Limestone Operations. To maintain or continue to improve our gross profit margins, we are focusing on maintaining, and increasing where possible, our lime and limestone prices to offset our increased costs and continued weak construction demand related to housing development, which is a challenging task in these difficult economic times. In addition, we will continue to explore ways to expand our operations and production capacity through major capital projects and acquisitions as conditions warrant or opportunities arise.

        We believe the enhanced production capacity resulting from our modernization and expansion and development projects at Texas and Arkansas, our acquisitions and the operational strategies we have implemented have allowed us to increase production, improve product quality, better serve existing customers, attract new customers and control our costs. There can be no assurance, however, that demand and prices for our lime and limestone products will be sufficient to fully utilize our additional production capacity and cover our additional depreciation, depletion and other fixed costs, that our production will not be adversely affected by weather, maintenance, accident or other operational issues, that we can successfully invest in improvements to our existing facilities, that our results will not be adversely affected by continued increases in fuel, electricity, transportation and freight costs or new environmental, health and safety or other regulatory requirements, or that our revenues, gross profit, net income and cash flows can be maintained.

Natural Gas Interests.

        In 2004, we entered into the O & G Lease with EOG with respect to oil and gas rights on our Cleburne, Texas property, located in the Barnett Shale Formation. Pursuant to the O&G Lease, we have royalty interests ranging from 15.4% to 20% in oil and gas produced from any successful wells drilled on the leased property and an option to participate in any well drilled on the leased property as a 20% non-operating working interest owner. Our overall average revenue interest is 34.7% in all 34 wells drilled under the O&G Lease.

        In November 2006, we also entered into a Drillsite Agreement with XTO that has an oil and gas lease covering approximately 538 acres of land contiguous to our Johnson County, Texas property. Pursuant to this Agreement, we have a 3% royalty interest and an optional 12.5% non-operating working interest, resulting in a 12.4% interest in revenues in the six XTO wells drilled from two padsites located on our property.

        No new wells were completed as producing wells in 2009. Eight new wells were drilled in the fourth quarter 2009 and first quarter 2010 pursuant to the O&G Lease, five of which were completed as producing wells during the fourth quarter 2010, and three of which were completed as producing wells in late June 2011. In addition, two wells were drilled in the first quarter 2010 and completed as producing wells in the third quarter 2010 pursuant to the Drillsite Agreement. No new wells are currently being drilled. We cannot predict the number of additional wells that ultimately will be drilled, if any, or their results.

        The pricing of natural gas sales is primarily determined by supply and demand in the marketplace and can fluctuate considerably. The prices that the Company receives for its natural gas production is also affected by the amount of natural gas liquids included in the natural gas and the prices for those liquids, which prices normally track the prices of crude oil. In recent years, the demand and prices for crude oil have increased, while the prices of natural gas have tended to decline due to increased supply.

CRITICAL ACCOUNTING POLICIES.

        The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP"). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities, at the date of our financial statements. Actual results may differ from these estimates and judgments under different assumptions or conditions and historical trends.

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

        Accounts receivable.    We estimate the collectability of our trade receivables. A considerable amount of judgment is required in assessing the ultimate realization of these receivables and determining our allowance for doubtful accounts. Uncollected trade receivables are charged-off when identified by management to be unrecoverable. The majority of our trade receivables are unsecured. Payment terms for our trade receivables are based on underlying purchase orders, contracts or purchase agreements. Credit losses relating to these receivables consistently have been within management expectations and historical trends.

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

        Environmental costs and liabilities.    We record environmental accruals in other liabilities, based on studies and estimates, when it is probable we have incurred a reasonably estimable cost or liability. The accruals are adjusted when further information warrants an adjustment. Environmental expenditures that extend the life, increase the capacity or improve the safety or efficiency of Company-owned assets or are incurred to mitigate or prevent future possible environmental issues are capitalized. Other environmental costs are expensed when incurred.

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

        Stock-based compensation.    We expense all stock-based payments to employees and directors, including grants of stock options and restricted stock, in the Company's Consolidated Statements of Income based on their fair values. Compensation cost is recognized ratably over the vesting period for all stock-based awards.

RESULTS OF OPERATIONS.

        The following table sets forth certain financial information expressed as a percentage of revenues for the periods indicated:

	Year Ended December 31,
	2011	2010	2009
Lime and Limestone Operations	91.0%	94.4%	94.1%
Natural Gas Interests	9.0%	5.6%	5.9%

Total Revenues	100.0%	100.0%	100.0%
Cost of revenues
Labor and other operating expenses	(61.5)	(62.8)	(64.3)
Depreciation, depletion and amortization	(9.5)	(10.0)	(11.2)

Gross profit	29.0	27.2	24.5
Selling, general and administrative expenses	(6.2)	(6.3)	(6.6)

Operating profit	22.8	20.9	17.9
Other (expense) income:
Interest expense	(1.7)	(2.1)	(2.5)
Other, net	0.1	0.1	0.1
Income tax expense	(5.6)	(5.3)	(3.8)

Net income	15.6%	13.6%	11.7%

 2011 vs. 2010

        Revenues for 2011 increased to $142.6 million from $132.6 million in 2010, an increase of $10.0 million, or 7.5%. Revenues from our Lime and Limestone Operations in 2011 increased $4.5 million, or 3.6%, to $129.7 million from $125.2 million in 2010. The increase in revenues from our Lime and Limestone Operations was primarily due to increased sales volumes of our lime products, principally to our steel and highway construction customers, and average product price increases of approximately 2.0% in 2011 compared to 2010. Revenues from our Natural Gas Interests in 2011 increased $5.5 million, or 73.4%, to $12.9 million from $7.4 million in 2010. The increase in revenues from our Natural Gas Interests resulted from production from new wells completed in the second half 2010 and late June 2011 and an increase in average price received per MCF, principally as a result of increased prices for liquids contained in our natural gas, partially offset by declines in production rates on existing wells.

        Our gross profit increased to $41.3 million for 2011 from $36.0 million for 2010, an increase of $5.3 million, or 14.7%. Gross profit from our Lime and Limestone Operations for 2010 was $32.1 million, compared to $31.2 million in 2010, an increase of $0.9 million, or 3.0%. The improvements in gross profit for our Lime and Limestone Operations in 2011 compared to 2010 resulted primarily from the increase in revenues discussed above, partially offset by increased labor and benefits costs and higher prices for both petroleum-based products and solid fuels. Additionally, in 2010, we incurred and accrued costs resulting from an accident at the Company's St. Clair plant in Oklahoma.

        Gross profit for 2011 also included $9.2 million from our Natural Gas Interests, compared to $4.8 million in 2010, an increase of $4.4 million, or 90.5%. Production volumes for 2011 from our Natural Gas Interests in 40 wells totaled 1.6 BCF, sold at an average price per MCF of approximately $8.27, compared to 2010 when approximately 1.0 BCF was produced and sold from 37 wells at an average price of approximately $7.78 per MCF.

        Selling, general and administrative expenses ("SG&A") increased to $8.8 million in 2011 from $8.4 in 2010, an increase of $470 thousand, or 5.6%. As a percentage of revenues, SG&A decreased to 6.2% in 2011 from 6.3% in 2010. The increase in SG&A in 2011 was primarily attributable to increased personnel costs, including non-cash stock-based compensation costs.

        Interest expense in 2011 decreased to $2.5 million from $2.7 million in 2010, a decrease of $220 thousand, or 8.1%. Interest expense in 2011 included $1.6 million paid in quarterly settlement payments pursuant to our interest rate hedges, compared to $1.8 million paid in 2010. The decrease in interest expense in 2011 primarily resulted from decreased average outstanding debt.

        Income tax expense increased to $8.0 million in 2011 from $7.0 million in 2010, an increase of $940 thousand, or 13.4%. The increase in income tax expense in 2011 compared to 2010 was primarily due to the increase in our income before taxes. Our effective income tax rate for 2011 decreased to 26.4% compared to our 2010 rate of 28.0% primarily because of increased statutory depletion in 2011 compared to 2010, resulting from increased revenues from our Natural Gas Interests and proportionately higher depletion rates for our Lime and Limestone Operations.

        Net income increased by $4.1 million, or 23.0%, to $22.2 million ($3.49 per share diluted), compared to net income of $18.0 million ($2.81 per share diluted) in 2010.

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

        Our gross profit increased to $36.0 million for 2010 from $28.8 million for 2009, an increase of $7.3 million, or 25.3%. Gross profit from our Lime and Limestone Operations for 2010 was $31.2 million, compared to $24.3 million in 2009, an increase of $6.9 million, or 28.2%. The improvements in gross profit and gross profit margins as a percentage of revenues for our Lime and Limestone Operations in 2010 compared to 2009 resulted primarily from the increase in revenues discussed above, partially offset by additional operating costs in the second quarter 2010 resulting from the accident at our St. Clair plant.

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

        SG&A increased to $8.4 million in 2010 from $7.8 million in 2009, an increase of $578 thousand, or 7.4%. As a percentage of revenues, SG&A decreased to 6.3% in 2010 from 6.6% in 2009. The increase in SG&A in 2010 was primarily attributable to increased personnel costs, including stock-based compensation costs, increased insurance costs and increased bad debt expense.

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

FINANCIAL CONDITION.

        Capital Requirements.    We require capital primarily for seasonal working capital needs, normal recurring capital and re-equipping projects, modernization, expansion and development projects, drilling and completion of natural gas wells and acquisitions. Our capital needs are met principally from cash on hand, cash flows from operations and our $30 million revolving credit facility.

        We expect to spend $7.0 to $9.0 million per year over the next several years in our Lime and Limestone Operations for normal recurring capital and re-equipping projects at our plants and facilities to maintain or improve efficiency, ensure compliance with Environmental Laws, meet customer needs and reduce costs. As of December 31, 2011, we had no material contractual commitments for our Lime and Limestone Operations and Natural Gas Interests.

        Liquidity and Capital Resources.    Net cash provided by operations was $38.5 million in 2011, compared to $34.2 million in 2010, an increase of $4.3 million, or 12.6%. Our cash provided by operating activities is composed of net income, depreciation, depletion and amortization ("DD&A"), other non-cash items included in net income and changes in working capital. In 2011, cash provided by operating activities was principally composed of $22.2 million net income, $13.8 million DD&A, $3.7 million deferred income taxes and $848 thousand of stock-based compensation, partially offset by $2.1 million from changes in working capital. The increase in 2011 compared to 2010 was primarily the result of the $4.1 million increase in net income, the $163 thousand increase in inventories in 2011 compared to a $1.1 million increase in 2010, and the $564 thousand increase in deferred taxes. These increases were partially offset by the $1.8 million increase in trade receivables in 2011 compared to an increase of $474 thousand in 2010 and a $295 decrease in accounts payable and accrued expenses in 2011 compared to a $197 thousand increase in 2010. Our cash and cash equivalents at December 31, 2011 increased to $53.4 million from $36.2 million at December 31, 2010.

        Banking Facilities and Other Debt.    Our credit agreement includes a ten-year $40 million term loan (the "Term Loan"), a ten-year $20 million multiple draw term loan (the "Draw Term Loan") and a $30 million revolving credit facility (the "Revolving Facility") (collectively, the "Credit Facilities"). At December 31, 2011, the Company had $322 thousand of letters of credit issued, which count as draws under the Revolving Facility. Pursuant to a security agreement, dated August 25, 2004, the Credit Facilities are secured by our existing and hereafter acquired tangible assets, intangible assets and real property.

        The Term Loan requires quarterly principal payments of $833 thousand, with a final principal payment of $10.0 million due on December 31, 2015. The Draw Term Loan requires quarterly principal payments of $417 thousand, with a final principal payment of $6.7 million due on December 31, 2015. The maturity of the Term Loan, the Draw Term Loan and the Revolving Facility can be accelerated if any event of default, as defined under the Credit Facilities, occurs.

        As of June 1, 2010, we entered into an amendment to our Credit Facilities (the "Amendment") primarily to remove or reduce certain restrictions, including the removal of the annual maximum dividend restriction, and to extend the maturity date of the Revolving Facility to June 1, 2015. In return for these improvements, we agreed to increase the commitment fee for the Revolving Facility, increase the interest rate margins on existing and new borrowings, reduce the our maximum Cash Flow Leverage Ratio (defined below) and pay a $100 thousand amendment fee. Pursuant to the Amendment, we may now purchase, redeem or otherwise acquire shares of our common stock so long as our pro forma Cash Flow Leverage Ratio is less than 3.00 to 1.00 and no default or event of default exists or would exist after giving effect to such stock repurchase.

        As a result of the Amendment, the Revolving Facility commitment fee was increased to a range of 0.250% (previously 0.200%) to 0.400% (previously 0.350%). In addition, the Credit Facilities will now bear interest, at our option, at either LIBOR plus a margin of 1.750% (previously 1.125%) to 2.750% (previously 2.125%), or the Lender's Prime Rate plus a margin of 0.000% (previously minus 0.500%) to plus 1.000% (previously plus 0.375%). The Revolving Facility commitment fee and the interest rate margins are determined quarterly in accordance with a pricing grid based upon our Cash Flow Leverage Ratio, defined as the ratio of total funded senior indebtedness to earnings before interest, taxes, depreciation, depletion and amortization ("EBITDA") for the 12 months ended on the last day of the most recent calendar quarter, plus, as added by the Amendment, pro forma EBITDA from any businesses acquired during the period. Lastly, the Amendment reduced the maximum Cash Flow Leverage Ratio to 3.25 to 1 (previously 3.50 to 1).

        We have hedges, with Wells Fargo Bank, N.A as the counterparty, that fix LIBOR through maturity at 4.695%, 4.875% and 5.500% on the outstanding balance of the Term Loan, 75% of the outstanding balance of the Draw Term Loan and 25% of the outstanding balance of the Draw Term

Loan, respectively. As a result of the Amendment, and based on the current LIBOR margin of 1.750% (1.125% prior to the Amendment), since June 1, 2010 our interest rates have been: 6.445% (5.820% prior to the Amendment) on the outstanding balance of the Term Loan; 6.625% (6.000% prior to the Amendment) on 75% of the outstanding balance of the Draw Term Loan; and 7.250% (6.625% prior to the Amendment) on 25% of the outstanding balance of the Draw Term Loan.

        The hedges have been effective. Therefore, changes in fair value of the interest rate hedges are reflected in comprehensive income (loss). We will be exposed to credit losses in the event of non-performance by the counterparty to the hedges. Due to interest rate declines, our mark to market of our interest rate hedges, at December 31, 2011 and December 31, 2010, resulted in liabilities of $3.5 million and $3.7 million, respectively, which are included in accrued expenses ($1.3 and $1.5 million, respectively) and other liabilities ($2.2 million and $2.2 million, respectively) on our Consolidated Balance Sheets. We paid $1.6 and $1.8 million in aggregate quarterly settlement payments pursuant to the hedges in 2011 and 2010, respectively. These payments were included in our interest expense.

        During 2011, we paid $3.8 million of the $36.7 million in total principal amount of debt outstanding as of December 31, 2010, resulting in $32.9 million of total principal amount of debt outstanding as of December 31, 2011, consisting of $20.8 million and $12.1 million outstanding on the Term Loan and Draw Term Loan, respectively. As December 31, 2011 was not a business day, the fourth quarter 2011 principal payments on the Term Loan and the Draw Term Loan totaling $1.25 million were made on January 3, 2012. We had $322 thousand of letters of credit issued under the Revolving Facility as of December 31, 2011, but no cash draws.

        Capital Expenditures.    We have made a substantial amount of capital investments over the past five years, including the construction of the third kiln project at the our Arkansas facilities (which began in third quarter 2005 and was completed in December 2006), the acquisition of additional lime slurry operations in June 2006 and December 2008, the 2008 and 2009 South Quarry development in Arkansas and, from fourth quarter 2005 through 2010, the drilling and completion of 40 natural gas wells.

        Investing activities totaled $9.4 million and $9.3 million, in 2011and 2010, respectively. Investments in 2011 and 2010 included approximately $1.7 million and $2.6 million, respectively, for drilling, completion and workover costs for our non-operating working interests in natural gas wells.

        Common Stock Buybacks.    The Company spent $8.3 million and $126 thousand in the 2011 and 2010 periods, respectively, to purchase treasury shares, including $8.1 million in the third quarter 2011 to repurchase 200,000 shares in a privately negotiated transaction. The 200,000 shares were repurchased for $40.65 per share, a discount of 2.0% from the closing market price of the Common Stock on the date of the transaction.

        Contractual Obligations.    The following table sets forth our contractual obligations as of December 31, 2011 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	1 Year	2 - 3 Years	4 - 5 Years	More Than 5 Years
Long-term debt, including current installments	$32,917	6,250	10,000	16,667	—
Operating leases(1)	$3,916	1,304	1,680	932	—
Limestone mineral leases	$2,036	77	154	154	1,651
Purchase obligations(2)	$419	419	—	—	—
Other liabilities(3)(4)	$1,108	101	273	289	445

Total	$40,396	8,151	12,107	18,042	2,096

(1)
Represents operating leases for mobile equipment, railcars and corporate office space that are either non-cancelable or subject to significant penalty upon cancellation.

(2)
These obligations are recorded on the Consolidated Balance Sheet at December 31, 2011.

(3)
Does not include $487 unfunded projected benefit obligation for a defined benefit pension plan. Future required contributions, if any, are subject to actuarial assumptions and future earnings on plan assets. The Company plans to make contributions of $290 to the plan in 2012. See Note 6 of Notes to Consolidated Financial Statements.

(4)
Does not include $3.5 million mark-to-market liability for the Company's interest rate hedges.

        Liquidity.    As of December 31, 2011, we had $322 thousand of letters of credit outstanding and no other draws on our $30 million Revolving Facility. We believe that cash on hand, cash generated from operations and funds available from the Revolving Facility will be sufficient to meet our operating needs, ongoing capital needs and debt service for 2012 and our liquidity needs for the near future.

        Off-Balance Sheet Arrangements.    We do not utilize off-balance sheet financing arrangements; however, we lease some of our equipment used in our operations under non-cancelable operating lease agreements and have various limestone mineral leases. As of December 31, 2011, the total future lease payments under our various operating and mineral leases totaled $3.9 million and $2.0 million, respectively, and are due in payments as summarized in the table above.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

INTEREST RATE RISK.

        We are exposed to changes in interest rates, primarily as a result of floating interest rates on our Term Loan, Draw Term Loan and Revolving Facility. As of December 31, 2011, we had $32.9 million of indebtedness outstanding under floating rate debt. We have entered into interest rate swap agreements to swap floating rates for fixed rates at 4.695%, plus the applicable LIBOR margin, through maturity on the Term Loan balance of $20.8 million, and 4.875% and 5.50% on $9.1 million and $3.0 million, respectively, plus the applicable LIBOR margin, through maturity on the Draw Term Loan balance. There was no outstanding balance on the Revolving Facility subject to interest rate risk at December 31, 2011. Any future borrowings under the Revolving Facility would be subject to interest rate risk. See Note 3 of Notes to Consolidated Financial Statements.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
United States Lime & Minerals, Inc.

        We have audited the accompanying consolidated balance sheets of United States Lime & Minerals, Inc. and Subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United States Lime & Minerals, Inc. and Subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), United States Lime & Minerals, Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 1, 2012, expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Dallas, Texas
March 1, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
United States Lime & Minerals, Inc.

        We have audited United States Lime & Minerals, Inc. and Subsidiaries' (the "Company") internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, United States Lime & Minerals, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by COSO.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2011, and our report dated March 1, 2012, expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Dallas, Texas
March 1, 2012

United States Lime & Minerals, Inc.

Consolidated Balance Sheets

(dollars in thousands, except per share data)

	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$53,372	$36,223
Trade receivables, net	15,595	13,839
Inventories	10,764	10,600
Prepaid expenses and other current assets	1,207	1,225

Total current assets	80,938	61,887
Property, plant and equipment:
Mineral reserves and land	17,001	16,727
Proved natural gas properties, successful-efforts method	18,220	17,295
Buildings and building and leasehold improvements	3,477	3,392
Machinery and equipment	195,443	189,273
Furniture and fixtures	909	851
Automotive equipment	1,690	1,661

	236,740	229,199
Less accumulated depreciation and depletion	(115,422)	(102,962)

Property, plant and equipment, net	121,318	126,237
Other assets, net	302	374

Total assets	$202,558	$188,498

LIABILITES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current installments of debt	$6,250	$5,000
Accounts payable	5,392	4,545
Accrued expenses	4,376	6,166

Total current liabilities	16,018	15,711
Debt, excluding current installments	26,667	31,666
Deferred tax liabilities, net	12,497	8,933
Other liabilities	4,363	3,894

Total liabilities	59,545	60,204
Commitments and contingencies
Stockholders' equity:
Preferred stock, $5.00 par value; authorized 500,000 shares; none issued or outstanding	—	—
Common stock, $0.10 par value; authorized 15,000,000 shares; 6,450,718 and 6,421,424 shares issued at December 31, 2011 and 2010, respectively	645	642
Additional paid-in capital	17,199	16,354
Accumulated other comprehensive loss	(3,001)	(3,009)
Retained earnings	136,910	114,724
Less treasury stock at cost, 215,279 and 11,024 shares at December 31, 2011 and 2010, respectively	(8,740)	(417)

Total stockholders' equity	143,013	128,294

Total liabilities and stockholders' equity	$202,558	$188,498

The accompanying notes are an integral part of these consolidated financial statements.

United States Lime & Minerals, Inc.

Consolidated Statements of Income

(dollars in thousands, except per share amounts)

	Years Ended December 31,
	2011	2010	2009
Revenues
Lime and limestone operations	$129,704	$125,169	$110,406
Natural gas interests	12,878	7,425	6,925

	142,582	132,594	117,331
Cost of revenues:
Labor and other operating expenses
Lime and limestone operations	85,367	81,825	73,982
Natural gas interests	2,269	1,421	1,514
Depreciation, depletion and amortization	13,597	13,307	13,082

	101,233	96,553	88,578

Gross profit	41,349	36,041	28,753
Selling, general and administrative expenses, including depreciation and amortization expense of $184, $304 and $393 in 2011, 2010 and 2009, respectively	8,846	8,376	7,798

Operating profit	32,503	27,665	20,955
Other expense (income):
Interest expense	2,495	2,715	2,886
Other, net	(136)	(108)	(75)

	2,359	2,607	2,811

Income before income taxes	30,144	25,058	18,144
Income tax expense	7,958	7,018	4,474

Net income	$22,186	$18,040	$13,670

Net income per share of common stock:
Basic	$3.50	$2.82	$2.14

Diluted	$3.49	$2.81	$2.14

The accompanying notes are an integral part of these consolidated financial statements.

United States Lime & Minerals, Inc.

Consolidated Statement of Stockholders' Equity

(dollars in thousands)

Years Ended December 31, 2011, 2010 and 2009

	Common Stock
				Accumulated Other Comprehensive (Loss) Income
	Shares Outstanding	Amount	Additional Paid-In Capital		Retained Earnings	Treasury Stock	Total
Balances at December 31, 2008	6,348,086	$635	$14,853	$(3,911)	$83,014	$(144)	$94,447
Stock options exercised, including $29 tax benefit	31,054	3	192	—	—	—	195
Stock-based compensation	17,510	2	574	—	—	—	576
Treasury shares purchased	(3,069)	—	—	—	—	(100)	(100)
Net income	—	—	—	—	13,670	—	13,670
Minimum pension liability adjustment, net of $96 tax benefit	—	—	—	(168)	—	—	(168)
Mark to market of interest rate hedge, net of $778 tax expense	—	—	—	1,361	—	—	1,361

Comprehensive income	—	—	—	1,193	13,670	—	14,863

Balances at December 31, 2009	6,393,581	640	15,619	(2,718)	96,684	(244)	109,981
Stock options exercised	2,660	—	—	—	—	—	—
Stock-based compensation	18,635	2	735	—	—	—	737
Treasury shares purchased	(4,476)	—	—	—	—	(173)	(173)
Net income	—	—	—	—	18,040	—	18,040
Minimum pension liability adjustment, net of $17 tax expense	—	—	—	30	—	—	30
Mark to market of interest rate hedge, net of $182 tax benefit	—	—	—	(321)	—	—	(321)

Comprehensive (loss) income	—	—	—	(291)	18,040	—	17,749

Balances at December 31, 2010	6,410,400	642	16,354	(3,009)	114,724	(417)	128,294
Stock options exercised	11,244	1	(1)	—	—	—	—
Stock-based compensation	18,050	2	846	—	—	—	848
Treasury shares purchased	(204,255)			—	—	(8,323)	(8,323)
Net income	—	—	—	—	22,186		22,186
Minimum pension adjustment, net of $85 tax benefit	—	—	—	(149)	—	—	(149)
Mark to market of interest rate hedge, net of $89 tax expense	—	—	—	157			157

Comprehensive income	—	—	—	8	22,186		22,194

Balances at December 31, 2011	6,235,439	$645	$17,199	$(3,001)	$136,910	$(8,740)	$143,013

The accompanying notes are an integral part of these consolidated financial statements.

United States Lime & Minerals, Inc.

Consolidated Statements of Cash Flows

(dollars in thousands)

	Years Ended December 31,
	2011	2010	2009
OPERATING ACTIVITIES:
Net income	$22,186	$18,040	$13,670
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	13,781	13,611	13,475
Amortization of deferred financing costs	45	35	16
Deferred income taxes	3,654	3,090	1,682
Loss (gain) on sale of property, plant and equipment	96	11	(43)
Stock-based compensation	848	737	576
Changes in operating assets and liabilities, net of the effects of acquisitions of businesses:
Trade receivables	(1,756)	(474)	1,127
Inventories	(164)	(1,141)	2,837
Prepaid expenses and other current assets	18	244	(133)
Other assets	5	(118)	(32)
Accounts payable and accrued expenses	(294)	197	(1,306)
Other liabilities	88	(48)	(295)

Net cash provided by operating activities	38,507	34,184	31,574
INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(9,413)	(9,328)	(6,653)
Proceeds from sale of property, plant and equipment	128	74	247

Net cash used in investing activities	(9,285)	(9,254)	(6,406)
FINANCING ACTIVITIES:
Repayments of revolving credit facilities, net	—	—	(4,688)
Repayments of term loans	(3,750)	(5,000)	(5,000)
Proceeds from exercise of stock options	—	—	166
Purchase of treasury shares	(8,323)	(173)	(100)
Tax benefits related to exercise of stock options	—	—	84

Net cash used in financing activities	(12,073)	(5,173)	(9,538)

Net increase in cash and cash equivalents	17,149	19,757	15,630
Cash and cash equivalents at beginning of year	36,223	16,466	836

Cash and cash equivalents at end of year	$53,372	$36,223	$16,466

The accompanying notes are an integral part of these consolidated financial statements.

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share amounts)

Years Ended December 31, 2011, 2010 and 2009

(1) Summary of Significant Accounting Policies

(a)
Organization

  United States Lime & Minerals, Inc. (the "Company") is a manufacturer of lime and limestone products, supplying primarily the construction, steel, municipal sanitation and water treatment, oil and gas services, aluminum, paper, glass, roof shingle and agriculture industries and utilities and other industries requiring scrubbing of emissions for environmental purposes. The Company is headquartered in Dallas, Texas and operates lime and limestone plants and distribution facilities in Arkansas, Colorado, Louisiana, Oklahoma and Texas through its wholly owned subsidiaries, Arkansas Lime Company, Colorado Lime Company, Texas Lime Company, U.S. Lime Company, U.S. Lime Company—Shreveport, U.S. Lime Company—St. Clair and U.S. Lime Company—Transportation. In addition, the Company, through its wholly owned subsidiary, U.S. Lime Company—O & G, LLC, has royalty and non-operating working interests in natural gas wells located in Johnson County, Texas, in the Barnett Shale Formation.

(b)
Principles of Consolidation

  The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated.

(c)
Use of Estimates

  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("US GAAP") requires management to make estimates and judgments that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates and judgments.

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

	Year Ended December 31,
	2011	2010	2009
Cash paid during the year for:
Interest	$2,395	$2,681	$2,843

Income taxes	$4,529	$3,956	$2,743

(e)
Revenue Recognition

  The Company recognizes revenue for its lime and limestone operations in accordance with the terms of its purchase orders, contracts or purchase agreements, which are upon shipment, and

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share amounts)

Years Ended December 31, 2011, 2010 and 2009

(1) Summary of Significant Accounting Policies (Continued)

  when payment is considered probable. Revenues include external freight billed to customers with related costs in cost of revenues. The Company's returns and allowances are minimal. External freight billed to customers included in revenues was $26,470, $25,756 and $23,991 for 2011, 2010 and 2009, respectively, which approximates the amount of external freight billed to customers included in cost of revenues. Sales taxes billed to customers are not included in revenues. For its natural gas interests, the Company recognizes revenue in the month of production and delivery.

(f)
Fair Values of Financial Instruments

  Fair value is defined as "the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date." The Company uses a three-tier fair value hierarchy, which classifies the inputs used in measuring fair values, in determining the fair value of its financial assets and liabilities. These tiers include: Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. There were no changes in the methods and assumptions used in measuring fair value during the period.

  The carrying values of cash and cash equivalents, trade receivables, other current assets, accounts payable and accrued expenses approximate fair value due to the short maturity of these instruments. See Note 3 for debt fair values, which also approximate carrying values. The Company's interest rate hedges are carried at fair value at December 31, 2011 and 2010. See Notes 1(p) and 3. Financial liabilities measured at fair value on a recurring basis are summarized below:

			Fair Value Measurements as of December 31,
			Significant Other Observable Inputs (Level 2)
					Valuation Technique
	2011	2010	2011	2010
Interest rate swap liabilities	$(3,486)	$(3,732)	$(3,486)	$(3,732)	Cash flows approach

(g)
Concentration of Credit Risk and Trade Receivables

  Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash and cash equivalents, trade receivables and derivative financial instruments. The Company places its cash and cash equivalents with high credit quality financial institutions and its derivative financial instruments with financial institutions and other firms that management believes have high credit ratings. The Company's cash and cash equivalents at commercial banking institutions normally exceed federally insured limits. For a discussion of the credit risks associated with the Company's derivative financial instruments, see Note 3.

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share amounts)

Years Ended December 31, 2011, 2010 and 2009

(1) Summary of Significant Accounting Policies (Continued)

  The majority of the Company's trade receivables are unsecured. Payment terms for all trade receivables are based on the underlying purchase orders, contracts or purchase agreements. Credit losses relating to trade receivables consistently have been within management expectations and historical trends. Uncollected trade receivables are charged-off when identified by management to be unrecoverable. Trade receivables are presented net of the related allowance for doubtful accounts, which totaled $429 and $360 at December 31, 2011 and 2010, respectively. Additions and write-offs to the Company's allowance for doubtful accounts during the years ended December 31 are as follows:

	2011	2010
Beginning balance	$360	$350
Additions	91	139
Write-offs	(22)	(129)

Ending balance	$429	$360

(h)
Inventories

  Inventories are valued principally at the lower of cost, determined using the average cost method, or market. Costs for raw materials and finished goods include materials, labor and production overhead. A summary of inventories is as follows:

	December 31,
	2011	2010
Lime and limestone inventories:
Raw materials	$3,540	$3,669
Finished goods	2,107	2,087

	$5,647	$5,756
Service parts inventories	5,117	4,844

	$10,764	$10,600

(i)
Property, Plant and Equipment

  For major constructed assets, the capitalized cost includes the price paid by the Company for labor and materials plus interest and internal and external project management costs that are directly related to the constructed assets. Machinery and equipment at December 31, 2011 and 2010 included $1,560 and $978, respectively, of construction in progress for various capital projects. No interest costs were capitalized for the years ended December 31, 2011 and 2010. Depreciation of

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share amounts)

Years Ended December 31, 2011, 2010 and 2009

(1) Summary of Significant Accounting Policies (Continued)

  property, plant and equipment is being provided for by the straight-line method over estimated useful lives as follows:

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

  The Company reviews its long-lived assets for impairment and, when events or circumstances indicate the carrying amount of an asset may not be recoverable, the Company determines if impairment of value exists. If the estimated undiscounted future net cash flows are less than the carrying amount of the asset, an impairment exists, and an impairment loss must be calculated and recorded. If an impairment exists, the impairment loss is calculated based on the excess of the carrying amount of the asset over the asset's fair value. Any impairment loss is treated as a permanent reduction in the carrying value of the asset. Through December 31, 2011, no events or circumstances arose that would require the Company to record a provision for impairment of its long-lived assets.

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

(k)
Asset Retirement Obligations

  The Company recognizes legal obligations for reclamation and remediation associated with the retirement of long-lived assets at their fair value at the time the obligations are incurred ("AROs"). Over time, the liability for AROs is recorded at its present value each period through accretion expense, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, the Company either settles the AROs for the recorded amount or recognizes a gain or loss. As of December 31, 2011 and 2010, the Company's AROs included in other liabilities and accrued expenses were $1,540 and $1,308, respectively. Only $258 of assets associated with the Company's AROs are not fully depreciated as of December 31, 2011. During 2011 and 2010, the Company spent $124 and $36 and recognized accretion expense of $55 and $52, respectively, on its AROs.

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share amounts)

Years Ended December 31, 2011, 2010 and 2009

(1) Summary of Significant Accounting Policies (Continued)

  The AROs were estimated based on studies and the Company's process knowledge and estimates, and are discounted using an appropriate interest rate. The AROs are adjusted when further information warrants an adjustment. The Company estimates annual expenditures of approximately $50 to $150 each in years 2012 through 2016 relating to its AROs.

(l)
Other Assets

  Other assets consist of the following:

	December 31,
	2011	2010
Intangible assets	$7	$30
Deferred financing costs	181	226
Other	114	118

	$302	$374

  Deferred financing costs are expensed over the life of the related debt.

  Intangible assets are amortized over their expected useful lives. Amortization expense for these assets totaled $22, $128 and $209 for the years ended December 31, 2011, 2010 and 2009, respectively. Accumulated amortization at December 31, 2011 and 2010 that was netted against the intangible assets was $939 and $917, respectively. The Company estimates annual amortization expense for intangibles of approximately $7 in 2012.

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

  The Company incurred capital expenditures related to environmental matters of approximately $407 in 2011, $787 in 2010 and $480 in 2009.

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share amounts)

Years Ended December 31, 2011, 2010 and 2009

(1) Summary of Significant Accounting Policies (Continued)

(n)
Income Per Share of Common Stock

  The following table sets forth the computation of basic and diluted income per common share:

	Year Ended December 31,
	2011	2010	2009
Net income for basic and diluted income per common share	$22,186	$18,040	$13,670

Weighted-average shares for basic income per common share	6,343,992	6,400,958	6,378,457
Effect of dilutive securities:
Employee and director stock options(1)	18,449	16,859	19,286

Adjusted weighted-average shares and assumed exercises for diluted income per common share	6,362,441	6,417,817	6,397,743

Basic net income per common share	$3.50	$2.82	$2.14

Diluted net income per common share	$3.49	$2.81	$2.14

(1)
Excludes 7,500, 9,500 and 9,500 stock options in 2011, 2010 and 2009, respectively, as antidilutive because the exercise price exceeded the average per share market price for the periods presented.
(o)
Stock-Based Compensation

  The Company expenses all stock-based payments to employees and directors, including grants of stock options and restricted stock, in the Company's Consolidated Statements of Income based on their fair values. Compensation cost is recognized ratably over the vesting period.

(p)
Derivative Instruments and Hedging Activities

  Every derivative instrument (including certain derivative instruments embedded in other contracts) is recorded on the balance sheet as either an asset or liability measured at its fair value. Changes in the derivative's fair value are recognized currently in earnings unless specific hedge accounting criteria are met. The Company estimates fair value utilizing the cash flows valuation technique. The fair values of derivative contracts that expire in less than one year are recognized as current assets or liabilities. Those that expire in more than one year are recognized as long-term assets or liabilities. Derivative financial instruments that are not accounted for as hedges are adjusted to fair value through earnings. If the derivative is designated as a cash flow hedge, changes in fair value are recognized in comprehensive income (loss) until the hedged item is recognized in earnings. See Notes 1(f), 3 and 4.

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

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share amounts)

Years Ended December 31, 2011, 2010 and 2009

(1) Summary of Significant Accounting Policies (Continued)

  to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount more likely than not to be realized. Income tax related interest and penalties are included in income tax expense.

  The Company also assesses individual tax positions to determine if they meet the criteria for some or all of the benefits of that position to be recognized in the Company's financial statements. The Company only recognizes tax positions that meet the more-likely-than-not recognition threshold.

(r)
Comprehensive Income (Loss)

  Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain changes in assets and liabilities, such as mark to market gains or losses of interest rate hedges, are reported as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income (loss). See Notes 1(p), 3, 4 and 6.

(2) New Accounting Pronouncements

        In June 2011, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income ("ASU 2011-05"), which allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. ASU 2011-05 does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of ASU 2011-05 will not have a material impact on the Company's financial condition, results of operations or cash flows.

        In May 2011, the FASB issued Accounting Standards Update 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs ("ASU 2011-04"). The amendments in ASU 2011-04 generally represent clarification of Topic 820, but also include instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. ASU 2011-04 results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards. The amendments are effective for interim and annual periods beginning after December 15, 2011 and are to be applied prospectively. Early application is not permitted. The adoption of ASU 2011-04 will not have a material impact on the Company's financial condition, results of operations or cash flows.

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share amounts)

Years Ended December 31, 2011, 2010 and 2009

(3) Banking Facilities and Debt

        The Company's credit agreement includes a ten-year $40 million term loan (the "Term Loan"), a ten-year $20 million multiple draw term loan (the "Draw Term Loan") and a $30 million revolving credit facility (the "Revolving Facility") (collectively, the "Credit Facilities"). At December 31, 2010, the Company had $322 thousand of letters of credit issued, which count as draws under the Revolving Facility. Pursuant to a security agreement, dated August 25, 2004, the Credit Facilities are secured by the Company's existing and hereafter acquired tangible assets, intangible assets and real property.

        The Term Loan requires quarterly principal payments of $833, with a final principal payment of $10.0 million due on December 31, 2015. The Draw Term Loan requires quarterly principal payments of $417, with a final principal payment of $6.7 million due on December 31, 2015. The maturity of the Term Loan, the Draw Term Loan and the Revolving Facility can be accelerated if any event of default, as defined under the Credit Facilities, occurs.

        As of June 1, 2010, the Company entered into an amendment to its Credit Facilities (the "Amendment") primarily to remove or reduce certain restrictions, including the removal of the annual maximum dividend restriction, and to extend the maturity date of the Revolving Facility to June 1, 2015. In return for these improvements, the Company agreed to increase the commitment fee for the Revolving Facility, increase the interest rate margins on existing and new borrowings, reduce the Company's maximum Cash Flow Leverage Ratio (defined below) and pay a $100 amendment fee. Pursuant to the Amendment, the Company may now purchase, redeem or otherwise acquire shares of its common stock so long as its pro forma Cash Flow Leverage Ratio is less than 3.00 to 1.00 and no default or event of default exists or would exist after giving effect to such stock repurchase.

        As a result of the Amendment, the Revolving Facility commitment fee was increased to a range of 0.250% (previously 0.200%) to 0.400% (previously 0.350%). In addition, the Credit Facilities will now bear interest, at the Company's option, at either LIBOR plus a margin of 1.750% (previously 1.125%) to 2.750% (previously 2.125%), or the Lender's Prime Rate plus a margin of 0.000% (previously minus 0.500%) to plus 1.000% (previously plus 0.375%). The Revolving Facility commitment fee and the interest rate margins are determined quarterly in accordance with a pricing grid based upon the Company's Cash Flow Leverage Ratio, defined as the ratio of the Company's total funded senior indebtedness to earnings before interest, taxes, depreciation, depletion and amortization ("EBITDA") for the 12 months ended on the last day of the most recent calendar quarter, plus, as added by the Amendment, pro forma EBITDA from any businesses acquired during the period. Lastly, the Amendment reduced the Company's maximum Cash Flow Leverage Ratio to 3.25 to 1 (previously 3.50 to 1).

        The Company has hedges, with Wells Fargo Bank, N.A as the counterparty to the hedges, that fix LIBOR through maturity at 4.695%, 4.875% and 5.500% on the outstanding balance of the Term Loan, 75% of the outstanding balance of the Draw Term Loan and 25% of the outstanding balance of the Draw Term Loan, respectively. As a result of the Amendment, and based on the current LIBOR margin of 1.750% (1.125% prior to the Amendment), since June 1, 2010 the Company's interest rates have been: 6.445% (5.820% prior to the Amendment) on the outstanding balance of the Term Loan; 6.625% (6.000% prior to the Amendment) on 75% of the outstanding balance of the Draw Term Loan;

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share amounts)

Years Ended December 31, 2011, 2010 and 2009

(3) Banking Facilities and Debt (Continued)

and 7.250% (6.625% prior to the Amendment) on 25% of the outstanding balance of the Draw Term Loan.

        The hedges have been effective as defined under applicable accounting rules. Therefore, changes in fair value of the interest rate hedges are reflected in comprehensive income (loss). We will be exposed to credit losses in the event of non-performance by the counterparty to the hedges. Due to interest rate declines, our mark to market of our interest rate hedges, at December 31, 2011 and December 31, 2010, resulted in liabilities of $3.5 million and $3.7 million, respectively, which are included in accrued expenses ($1.3 and $1.5 million, respectively) and other liabilities ($2.2 million and $2.2 million, respectively) on our Consolidated Balance Sheets. We paid $1.6 and $1.8 million in aggregate quarterly settlement payments pursuant to the hedges in 2011 and 2010, respectively. These payments were included in our interest expense.

        A summary of outstanding debt at the dates indicated is as follows:

	December 31, 2011	December 31, 2010
Term Loan(1)	$20,834	$23,333
Draw Term Loan(1)	12,083	13,333
Revolving Facility(2)	—	—

Subtotal	32,917	36,666
Less current installments	6,250	5,000

Debt, excluding current installments	$26,667	$31,666

(1)
As December 31, 2011 was not a business day, the fourth quarter 2011 principal payments on the Term Loan and the Draw Term Loan totaling $1,250 were made on January 3, 2012.

(2)
The Company had letters of credit totaling $322 issued on the Revolving Facility at December 31, 2011

        As the Company's debt bears interest at floating rates, the Company estimates the carrying values of its debt at December 31, 2011 and 2010 approximate fair value.

        Principal amounts payable on the Company's long-term debt outstanding at December 31, 2011 are as follows:

Total	2012	2013	2014	2015	Thereafter
$32,917	$6,250	$5,000	$5,000	$16,667	$—

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share amounts)

Years Ended December 31, 2011, 2010 and 2009

(4) Accumulated Other Comprehensive Loss

        The components of comprehensive income for the years ended December 31 are as follows:

	2011	2010	2009
Net income	$22,186	$18,040	$13,670
Minimum pension liability adjustments	(234)	47	(264)
Reclassification to interest expense	1,587	1,805	1,785
Deferred tax (expense) benefit	(4)	165	(682)
Mark to market of interest rate hedges	(1,341)	(2,308)	354

Comprehensive income	$22,194	$17,749	$14,863

        Amounts reclassified to interest expense were for payments made by the Company pursuant to the Company's interest rate hedges.

        Accumulated other comprehensive loss consisted of the following:

	December 31, 2011	December 31, 2010
Mark to market of interest rate hedges, net of tax benefit	$(2,219)	$(2,376)
Minimum pension liability adjustments, net of tax benefit	(782)	(633)

Accumulated other comprehensive loss	$(3,001)	$(3,009)

(5) Income Taxes

        Income tax expense for the years ended December 31 is as follows:

	2011	2010	2009
Current income tax expense	$4,398	$3,945	$2,792
Deferred income tax expense	3,560	3,073	1,682

Income tax expense	$7,958	$7,018	$4,474

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share amounts)

Years Ended December 31, 2011, 2010 and 2009

(5) Income Taxes (Continued)

        A reconciliation of income taxes computed at the federal statutory rate to income tax expense for the years ended December 31 is as follows:

	2011		2010		2009
	Amount	Percent of pretax income	Amount	Percent of pretax income	Amount	Percent of pretax income
Income taxes computed at the federal statutory rate	$10,550	35.0%	$8,770	35.0%	$6,350	35.0%
(Reduction) increase in taxes resulting from:
Statutory depletion in excess of cost depletion	(2,366)	(7.9)	(1,584)	(6.3)	(1,949)	(10.7)
Manufacturing deduction	(308)	(1.0)	(397)	(1.6)	(98)	(0.5)
State income taxes, net of federal income tax benefit	24	0.1	155	0.6	180	1.0
Other	58	0.2	74	0.3	(9)	(0.1)

Income tax expense	$7,958	26.4%	$7,018	28.0%	$4,474	24.7%

        Generally, US GAAP requires deferred tax assets to be reduced by a valuation allowance if, based on the weight of available evidence, it is "more likely than not" that some portion or all of the deferred tax assets will not be realized. US GAAP requires an assessment of all available evidence, both positive and negative, to determine the amount of any required valuation allowance.

  A summary of the Company's deferred tax liabilities and assets is as follows:

	December 31, 2011	December 31, 2010
Deferred tax liabilities
Lime and limestone property, plant and equipment	$17,625	$14,968
Natural gas interests drilling costs and equipment	4,247	4,339
Other	316	323

	22,188	19,630
Deferred tax assets
Alternative minimum tax credit carry forwards	(7,364)	(8,264)
Minimum pension liability	(448)	(363)
Fair value liability of interest rate hedges	(1,268)	(1,357)
Other	(611)	(713)

	(9,691)	(10,697)

Deferred tax liabilities, net	$(12,497)	$8,933

Current tax receivables, net	$241	$109

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share amounts)

Years Ended December 31, 2011, 2010 and 2009

(5) Income Taxes (Continued)

        The Company had no federal net operating loss carry forwards at December 31, 2011. At December 31, 2011, the Company had determined that, because of its recent income history and expectations of income in the future, its deferred tax assets were fully realizable. The Company's federal income tax returns for the year ended December 31, 2008 and subsequent years remain subject to examination. The Company's income tax returns in certain state income tax jurisdictions remain subject to examination for various periods for the year ended December 31, 2008 and subsequent years. The Company treats interest and penalties on income tax liabilities as income taxes.

(6) Employee Retirement Plans

        The Company has a noncontributory defined benefit pension plan (the "Corson Plan") that covers substantially all union employees previously employed by its wholly owned subsidiary, Corson Lime Company. In 1997, the Company sold substantially all of the assets of Corson Lime Company, and all benefits for participants in the Corson Plan were frozen. During 1997 and 1998, the Company made contributions to the Corson Plan that were intended to fully fund the benefits earned by the participants. The Company made no contributions to the Corson Plan from 1999 through 2002. In prior years, significant declines in the financial markets have unfavorably impacted plan asset values, resulting in an unfunded projected benefit obligation of $487 and $233 at December 31, 2011 and 2010, respectively. The Company recorded a comprehensive loss of $149, net of $96 tax benefit and, a comprehensive gain of $30, net of $17 tax expense, for the years ended December 31, 2011 and 2010, respectively. The Company made contributions of $18 and $194 and $333 to the Corson Plan in 2011, 2010 and 2009, respectively. The Company expects to make a contribution of $290 in 2012.

        In consultation with the investment advisor for the Corson Plan, the administrative committee, consisting of management employees appointed by the Company's Board of Directors, establishes the investment objectives for the Corson Plan's assets. Corson Plan assets are invested using a total return investment approach, whereby a mix of equity securities, debt securities, other investments and cash and cash equivalents are used to preserve asset values, diversify risk and achieve the target investment return benchmark. Investment strategies and asset allocations are based on careful consideration of plan liabilities, the plan's funded status and financial condition. Investment performance and asset allocation are measured and monitored on an ongoing basis.

        Corson Plan assets are managed in a balanced portfolio composed of two major components: an equity portion and a fixed income portion. The expected role of equity investments is to maximize the long-term real growth of the Corson Plan's assets, while the role of fixed income investments is to generate current income, provide for more stable periodic returns and provide some protection against a prolonged decline in the market value of equity investments.

        The current target allocations for Corson Plan assets are 50-70% for equity securities, 30-50% for fixed income securities and 0-10% for cash and cash equivalents. Equity securities include U.S. and international equity, while fixed income securities include short-duration government agencies and medium-duration bond funds and high-yield bond funds. Other investments include investments in a

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share amounts)

Years Ended December 31, 2011, 2010 and 2009

(6) Employee Retirement Plans (Continued)

commodity linked fund and a real estate index fund. The following table sets forth the asset allocation at December 31 for the Corson Plan:

	2011	2010
Equity securities and funds	47.0%	50.2%
Institutional bond funds	39.6	36.1
Other investments	10.2	11.2
Cash and cash equivalents	3.2	2.5

	100.0%	100.0%

        The fair values of the Corson Plan assets at December 31 by asset category are as follows:

	2011	2010
Equity securities and funds	$782	$913
Institutional bond funds	660	655
Other investments	170	204
Cash and cash equivalents	52	43

	$1,664	$1,815

        All fair values of the Corson Plan assets are determined by quoted prices on active markets for identical assets (Level 1).

        The following table sets forth the funded status at December 31 of the Corson Plan accrued pension benefits:

	2011	2010
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$2,048	$1,980
Interest cost	104	108
Actuarial loss on plan assets	115	83
Benefits paid	(116)	(123)

Projected benefit obligation at end of year	$2,151	$2,048

Change in plan assets:
Fair value of plan assets at beginning of year	$1,815	$1,559
Employer contribution	18	194
Actual gain on plan assets	(53)	185
Benefits paid	(116)	(123)

Fair value of plan assets at end of year	$1,664	$1,815

Underfunded status	$(487)	$(233)

Accumulated benefit obligation	$2,151	$2,048

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share amounts)

Years Ended December 31, 2011, 2010 and 2009

(6) Employee Retirement Plans (Continued)

        The net liability recognized for the Corson Plan in the Consolidated Balance Sheets at December 31 consists of the following:

	2011	2010
Accrued benefit cost	$487	$233

        The weighted-average assumptions used in the measurement of the Corson Plan benefit obligation at December 31 are as follows:

	2011	2010
Discount rate	4.25%	5.25%
Expected long-term return on plan assets	7.75%	7.75%

        The following table provides the components of the Corson Plan net periodic benefit cost:

	Year Ended December 31,
	2011	2010	2009
Interest cost	$104	$108	$102
Expected return on plan assets	(137)	(126)	(99)
Amortization of net actuarial loss	71	71	68

Net periodic benefit cost	$38	$53	$71

        The Company expects benefit payments of $123 in 2012, $127 in 2013, $133 in 2014, $131 in 2015, $134 in 2016 and $732 for years 2017-2021.

        The Company has contributory retirement (401(k)) savings plans for nonunion employees and for union employees of Arkansas Lime Company and Texas Lime Company. Company contributions to these plans were $147, $149 and $130 in 2011, 2010 and 2009, respectively.

(7) Stock-Based Compensation

        The Company has implemented the Amended and Restated 2001 Long-Term Incentive Plan (the "2001 Plan"). The 2001 Plan provides for dollar-denominated cash awards, including performance-based awards providing for the payment of cash bonuses upon the attainment of stated performance goals over a stated performance period that are intended to qualify for the performance-based compensation exception to the deductibility limits set forth in Section 162(m) of the Internal Revenue Code (the "Code"). In addition to stock options, restricted stock and cash awards, the 2001 Plan provides for the grant of stock appreciation rights, deferred stock and other stock-based awards to directors, officers, employees and consultants.

        The number of shares of common stock that may be subject to outstanding awards granted under the 2001 Plan (determined immediately after the grant of any award) may not exceed 650,000 from the inception of the 2001 Plan. In addition, no individual may receive awards in any one calendar year of more than 100,000 shares of common stock. Stock options granted under the 2001 Plan expire ten years

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share amounts)

Years Ended December 31, 2011, 2010 and 2009

(7) Stock-Based Compensation (Continued)

from the date of grant and generally become exercisable, or vest, over periods of zero to three years from the grant date. Restricted stock generally vests over periods of one-half to five years. Upon the exercise of stock options, the Company issues common stock from its non-issued authorized or treasury shares that have been reserved for issuance pursuant to the 2001 Plan. At December 31, 2011, the number of shares of common stock remaining available for future grants of stock options, restricted stock or other forms of stock-based compensation under the 2001 Plan was 140,271.

        The Company recorded $848, $737 and $576 for stock-based compensation expense related to stock options and shares of restricted stock for 2011, 2010 and 2009, respectively. The amounts included in cost of revenues were $158, $156 and $123, and in selling, general and administrative expense were $690, $581 and $453, for 2011, 2010 and 2009, respectively.

        A summary of the Company's stock option and restricted stock activity and related information for the year ended December 31, 2011 and certain other information for the years ended December 31, 2011, 2010 and 2009 are as follows:

	Stock Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Restricted Stock	Weighted- Average Grant-Date Fair Value
Outstanding (stock options); non-vested (restricted stock) at December 31, 2010	70,285	$26.36	$1,109	23,493	$35.23
Granted	9,500	56.16	—	18,765	49.84
Exercised (stock options); vested (restricted stock)	(24,285)	27.59	—	(18,035)	37.99
Forfeited	—	—	—	—	—

Outstanding (stock options); non-vested (restricted stock) at December 31, 2011	55,500	$30.92	$1,582	24,223	$41.49

Exercisable at December 31, 2011	55,500	$30.92	$1,582	n/a	n/a

	2011	2010	2009
Weighted-average fair value of stock options granted during the year	$13.99	$12.40	$7.21

Weighted-average remaining contractual life for stock options in years	5.64	6.03	6.33

Total fair value of stock options vested during the year	$133	$118	$99
Total intrinsic value of stock options exercised during the year	$606	$1,107	$1,079
Total fair value of restricted stock vested during the year	$715	$649	$477

        There were no non-vested stock options at December 31, 2011, and the weighted-average remaining contractual life of the outstanding and exercisable stock options at such date was 5.64. The total compensation cost not yet recognized for restricted stock at December 31, 2011 was approximately $848, which will be recognized over the weighted average of 1.15 years.

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share amounts)

Years Ended December 31, 2011, 2010 and 2009

(7) Stock-Based Compensation (Continued)

        The fair value for the stock options was estimated at the date of grant using a lattice-based option valuation model, with the following weighted-average assumptions for the 2011, 2010 and 2009 grants: risk-free interest rates of 0.39% to 1.21% (weighted average 0.56%) in 2011 0.99% to 1.81% (weighted average 1.16%) in 2010 and 1.31% to 1.38% (weighted-average 1.37%) in 2009; a dividend yield of 0%; and a volatility factor of .351 to .411 in (weighted average .364) 2011, .420 to .423 in (weighted average .422) 2010 and .257 to .427 in (weighted average .391) 2009, based on the monthly per-share closing prices for three years preceding the date of issuance. In addition, the fair value of these options was estimated based on an expected life of three years. The fair value of restricted stock is based on the closing per-share price of the Company's common stock on the date of grant.

(8) Commitments and Contingencies

        The Company leases some of the equipment used in its operations under operating leases. Generally, the leases are for periods varying from one to five years and are renewable at the option of the Company. The Company also has a lease for corporate office space. Total lease and rent expense was $1,319 for 2011 $1,388 for 2010, and $1,714 for 2009. As of December 31, 2011, future minimum payments under operating leases that were either non-cancelable or subject to significant penalty upon cancellation were $1,304 for 2012, $877 for 2013, $803 for 2014, $582 for 2015, $350 for 2016 and zero thereafter.

        The Company is party to lawsuits and claims arising in the normal course of business, none of which, in the opinion of management, is expected to have a material adverse effect on the Company's financial condition, results of operations, cash flows or competitive position.

        In the second quarter 2010, there was an accident at the Company's St. Clair plant in Oklahoma, resulting in a fatality. The Company incurred and accrued costs associated with the accident during the 2010 second quarter, including an accrual for estimated costs of potential Mine Safety and Health Administration ("MSHA") penalties, fines, assessments and other costs.

        The Company is not contractually committed to any planned capital expenditures until actual orders are placed for equipment or services.

(9) Business Segments

        The Company has identified two business segments based on the distinctness of their activities products: lime and limestone operations and natural gas interests. All operations are in the United States. In evaluating the operating results of the Company's segments, management primarily reviews revenues and gross profit. The Company does not allocate corporate overhead or interest costs to its business segments.

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share amounts)

Years Ended December 31, 2011, 2010 and 2009

(9) Business Segments (Continued)

        Operating results and certain other financial data for the years ended December 31, 2011, 2010 and 2009 for the Company's two business segments are as follows:

	2011	2010	2009
Revenues
Lime and limestone operations	$129,704	$125,169	$110,406
Natural gas interests	12,878	7,425	6,925

Total revenues	$142,582	$132,594	$117,331

Depreciation, depletion and amortization
Lime and limestone operations	$12,195	$12,135	$12,081
Natural gas interests	1,402	1,172	1,001

Total depreciation, depletion and amortization	$13,597	$13,307	$13,082

Gross profit
Lime and limestone operations	$32,142	$31,209	$24,343
Natural gas interests	9,207	4,832	4,410

Total gross profit	$41,349	$36,041	$28,753

Identifiable assets, at year end
Lime and limestone operations	$133,487	$136,103	$140,493
Natural gas interests	13,789	14,036	12,746
Unallocated corporate assets and cash items	55,282	38,359	18,831

Total identifiable assets	$202,558	$188,498	$172,070

Capital expenditures
Lime and limestone operations	$7,696	$6,777	$6,353
Natural gas interests	1,717	2,551	300

Total capital expenditures	$9,413	$9,328	$6,653

(10) Supplementary Financial Information for Oil and Gas Producing Activities

Results of Operations from Oil and Gas Producing Activities

        The Company's natural gas interests consist of royalty and non-operating working interests in wells drilled on the Company's approximately 3,800 acres of land located in Johnson County, Texas in the Barnett Shale Formation. The Company also has royalty and non-operating working interests in wells drilled from drillsites on the Company's property under a lease covering approximately 538 acres of land contiguous to the Company's Johnson County, Texas property. The following sets forth certain

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share amounts)

Years Ended December 31, 2011, 2010 and 2009

(10) Supplementary Financial Information for Oil and Gas Producing Activities (Continued)

information with respect to the Company's results of operations and costs incurred for its natural gas interests for the years ended December 31, 2011, 2010 and 2009:

	2011	2010	2009
Results of Operations
Revenues	$12,878	$7,425	$6,925
Production and operating costs	2,269	1,421	1,514
Depreciation and depletion	1,402	1,172	1,001

Results of operations before income taxes	9,207	4,832	4,410
Income tax expense	2,664	1,410	1,226

Results of operations (excluding corporate overhead and interest costs)	$6,543	$3,422	$3,184

Costs Incurred
Development costs incurred	$927	$2,204	$1,262
Exploration costs	—	—	—
Capitalized asset retirement costs	$3	$4	$3
Property acquisition costs	—	—	$22
Capitalized Costs
Natural gas properties—proved	$18,220	$17,295	$15,080
Less: accumulated depreciation and depletion	5,997	4,593	3,419

Net capitalized costs for natural gas properties	$12,223	$12,702	$11,661

Unaudited Oil and Natural Gas Reserve and Standardized Measure Information

        The independent petroleum engineering firm of DeGolyer and MacNaughton has been retained by the Company to estimate its proved natural gas reserves as of December 31, 2011. No events have occurred since December 31, 2011 that would have a material effect on the estimated proved reserves.

        The following information is presented with regard to the Company's natural gas reserves, all of which are proved and located in the United States. These rules require inclusion, as a supplement to the basic financial statements, of a standardized measure of discounted future net cash flows relating to proved gas reserves. The standardized measure, in management's opinion, should be examined with caution. The basis for these disclosures is independent petroleum engineers' reserve studies, which contain imprecise estimates of quantities and rates of production of reserves. Revision of estimates can have a significant impact on the results. Also, development and production improvement costs in one year may significantly change previous estimates of proved reserves and their valuation. Values of unproved properties and anticipated future price and cost increases or decreases are not considered. Therefore, the standardized measure is not necessarily a "best estimate" of the fair value of gas properties or of future net cash flows.

        In calculating the future net cash flows for its royalty and non-operating working interests in the table below as of December 31, 2011, 2010 and 2009, the Company utilized 12-month average prices, as

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share amounts)

Years Ended December 31, 2011, 2010 and 2009

(10) Supplementary Financial Information for Oil and Gas Producing Activities (Continued)

now required by US GAAP, of $4.56, $4.52 and $4.04 per MCF of natural gas and $49.58, $38.71 and $23.20 per BBL of natural gas liquids, respectively. Utilizing year-end prices of natural gas and natural gas liquids as of December 31, 2011, 2010 and 2009 would have resulted in proved reserves of 10.2, 13.1 and 13.8 BCF of natural gas and 1.5, 1.3 and 1.9 MMBBLS of natural gas liquids, respectively.

  Unaudited Summary of Changes in Proved Reserves

	Natural Gas (BCF) 2011	Natural Gas Liquids (MMBBLS) 2011	Natural Gas (BCF) 2010	Natural Gas Liquids (MMBBLS) 2010	Natural Gas (BCF) 2009	Natural Gas Liquids (MMBBLS) 2009
Proved reserves—beginning of year	12.3	1.2	13.3	1.8	16.4	0.6
Revisions of previous estimates	(0.8)	0.5	(0.6)	(0.6)	(2.6)	1.1
Extensions and discoveries	—	—	0.4	—	0.5	0.1
Production	(1.2)	(0.2)	(0.8)	—	(1.0)	—

Proved reserves—end of year	10.3	1.5	12.3	1.2	13.3	1.8

Proved developed reserves—end of year	10.3	1.5	11.7	1.2	8.9	1.2

  Unaudited Standardized Measure of Discounted Future Net Cash Flows

	2011	2010	2009
Future estimated gross revenues	$120,920	$102,198	$96,187
Future estimated production and development costs	(32,138)	(31,406)	(28,035)

Future estimated net revenues	88,782	70,792	68,152
Future estimated income tax expense	(25,627)	(20,174)	(19,588)

Future estimated net cash flows	63,155	50,618	48,564
10% annual discount for estimated timing of cash flows	(33,207)	(24,162)	(25,488)

Standardized measure of discounted future estimated net cash flows	$29,948	$26,456	$23,076

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share amounts)

Years Ended December 31, 2011, 2010 and 2009

(10) Supplementary Financial Information for Oil and Gas Producing Activities (Continued)

  Unaudited Changes in Standardized Measure of Discounted Future Net Cash Flows

	2011	2010	2009
Standardized measure—beginning of year	$26,456	$23,076	$30,719
Net change in sales prices and production costs	2,403	8,689	(12,735)
Sales of natural gas produced, net of production costs	(12,878)	(5,992)	(5,065)
Extensions and discoveries, net of related costs	—	1,737	3,357
Future development costs	—	(716)	(2,094)
Net change due to changes in quantity estimates	4,086	(5,488)	7,789
Previously estimated development costs incurred	925	1,549	272
Net change in income taxes	(1,609)	(1,237)	3,012
Accretion of discount	3,211	2,962	1,623
Timing of production of reserves and other	7,354	1,876	(3,802)

Standardized measure—end of year	$29,948	$26,456	$23,076

(11) Summary of Quarterly Financial Data (unaudited)

	2011
	March 31,	June 30,	September 30,	December 31,
Revenues
Lime and limestone operations	$30,202	$33,382	$35,658	$30,462
Natural gas interests	2,864	3,458	3,524	3,032

	$33,066	$36,840	$39,182	$33,494
Gross profit
Lime and limestone operations	$7,539	$7,814	$10,092	$6,696
Natural gas interests	1,873	2,585	2,447	2,302

	$9,412	$10,399	$12,539	$8,998
Net income	$4,813	$5,795	$7,062	$4,515
Basic income per common share	$0.75	$0.90	$1.12	$0.73
Diluted income per common share	$0.75	$0.90	$1.11	$0.72

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share amounts)

Years Ended December 31, 2011, 2010 and 2009

(11) Summary of Quarterly Financial Data (unaudited) (Continued)

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None

ITEM 9A.    CONTROLS AND PROCEDURES.

        Evaluation of disclosure controls and procedures.    The Company's management, with the participation of the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this Report. Based on that evaluation, the CEO and CFO concluded that the Company's disclosure controls and procedures as of the end of the period covered by this Report were effective.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

        The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is a process designed under the supervision of the Company's CEO and CFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with generally accepted accounting principles.

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

        As of December 31, 2011, management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in "Internal Control—Integrated Framework," issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO criteria"). Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

        Grant Thornton LLP, the Company's independent registered public accounting firm, has issued an audit report on the effectiveness of the Company's internal control over financial reporting, which appears elsewhere in this Report on Form 10-K.

        Changes in internal control over financial reporting.    No change in the Company's internal control over financial reporting occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

        The information appearing under "Election of Directors," "Nominees for Director," "Executive Officers Who Are Not Also Not Directors," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Corporate Governance" in the definitive Proxy Statement for the Company's 2012 Annual Meeting of Shareholders (the "2012 Proxy Statement") is hereby incorporated by reference in answer to this Item 10. The Company anticipates it will file the 2012 Proxy Statement with the SEC on or before April 7, 2012.

ITEM 11.    EXECUTIVE COMPENSATION.

        The information appearing under "Executive Compensation" and "Compensation of Directors" in the 2012 Proxy Statement is hereby incorporated by reference in answer to this Item 11.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        The information appearing under "Voting Securities and Principal Shareholders," "Shareholdings of Company Directors and Executive Officers" and "Executive Compensation" in the 2012 Proxy Statement is hereby incorporated by reference in answer to this Item 12.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

        The information appearing under "Voting Securities and Principal Shareholders" and "Corporate Governance" in the 2012 Proxy Statement is hereby incorporated by reference in answer to this Item 13.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

        The information appearing under "Independent Auditors" in the 2012 Proxy Statement is hereby incorporated by reference in answer to this Item 14.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)
1.    The following financial statements are included in Item 8:

    Reports of Independent Registered Public Accounting Firm

    Consolidated Financial Statements:

Consolidated Balance Sheets as of December 31, 2011 and 2010;
Consolidated Statements of Income for the Years Ended December 31, 2011, 2010 and 2009;
Consolidated Statement of Stockholders' Equity for the Years Ended December, 31, 2011, 2010 and 2009;
Consolidated Statements of Cash Flows for the Years Ended December 31, 2011, 2010 and 2009; and
Notes to Consolidated Financial Statements.
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
3.3
Amended and Restated Bylaws of United States Lime & Minerals, Inc. as of February 26, 2010 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated February 26, 2010, File Number 000-4197).
10.1
United States Lime & Minerals, Inc. 2001 Long-Term Incentive Plan (incorporated by reference to Exhibit B to the Company's definitive Proxy Statement for its Annual Meeting of Shareholders held on April 27, 2001, File Number 000-4197).
10.1.1
Form of stock option grant agreement under the United States Lime & Minerals, Inc. 2001 Long-Term Incentive Plan, as Amended and Restated (incorporated by reference to Exhibit 10.2.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2006, File Number 000-4197).
10.1.2
Form of restricted stock grant agreement under the United States Lime & Minerals, Inc. 2001 Long-Term Incentive Plan, as Amended and Restated (incorporated by reference to Exhibit 10.2.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2006, File Number 000-4197).
10.1.3
United States Lime & Minerals, Inc. 2001 Long-Term Incentive Plan, as Amended and Restated (incorporated by reference to Exhibit A to the Company's definitive Proxy Statement for its Annual Meeting of Shareholders held on May 1, 2009, File Number 000-4197).
10.2
Employment Agreement dated as of October 11, 1989 between the Company and Bill R. Hughes (incorporated by reference to Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, File Number 000-4197).
10.2.1
Amendment No. 1 dated as of February 1, 2008 to Employment Agreement dated as of October 11, 1989 between the Company and Bill R. Hughes (incorporated by reference to Exhibit 10.3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2007, File Number 000-4197).
10.3
Employment Agreement effective as of January 1, 2009 between United States Lime & Minerals, Inc. and Timothy W. Byrne, including Cash Performance Bonus Award Agreement dated as of January 1, 2009 between United States Lime and Minerals, Inc. and Timothy W. Byrne, set forth as Exhibit A thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated December 19, 2008, File Number 000-4197).

10.4	Oil and Gas Lease Agreement dated as of May 28, 2004 between Texas Lime Company and EOG Resources, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, File Number 000-4197).
10.5
Credit Agreement dated as of August 25, 2004 among United States Lime & Minerals, Inc., each Lender from time to time a party thereto, and Wells Fargo Bank, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated August 31, 2004, File Number 000-4197).
10.6
Security Agreement dated as of August 25, 2004 among United States Lime & Minerals, Inc., Arkansas Lime Company, Colorado Lime Company, Texas Lime Company and U. S. Lime Company—Houston, in favor of Wells Fargo Bank, N. A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated August 31, 2004, File Number 000-4197).
10.7
Second Amendment to Credit Agreement dated as of October 19, 2005 among United States Lime & Minerals, Inc., each Lender from time to time a party thereto, and Wells Fargo Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated October 20, 2005, File Number 000-4197).
10.8
Amended and Restated Confirmation dated October 14, 2005 entered into by and between United States Lime & Minerals, Inc. and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated October 20, 2005, File Number 000-4197).
10.9
Third Amendment to Credit Agreement dated as of March 30, 2007 among United States Lime & Minerals, Inc., each Lender from time to time a party thereto, and Wells Fargo Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated March 30, 2007, File Number 000-4197).
10.10
Fourth Amendment to Credit Agreement dated as of June 1, 2010 among United States Lime & Minerals, Inc., each Lender from time to time a party thereto, and Wells Fargo Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 1, 2010, File Number 000-4197).
21.1	Subsidiaries of the Company.
23.1	Consent of Independent Registered Public Accounting Firm.
23.2	Consent of Independent Petroleum Engineers.
31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer.
32.1	Section 1350 Certification by Chief Executive Officer.
32.2	Section 1350 Certification by Chief Financial Officer.
95.1	Mine Safety Disclosures.
99.1	Report of Independent Petroleum Engineers.

101	The following materials from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Unaudited Consolidated Statements of Income, (iii) Unaudited Consolidated Statements of Cash Flow, (iv) Unaudited Consolidated Statement of Stockholders' Equity, and (v) Notes to Unaudited Consolidated Financial Statements.

Exhibits 10.1 through 10.3 are management contracts or compensatory plans or arrangements required to be filed as exhibits.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED STATES LIME & MINERALS, INC.
Date: March 1, 2012	By:	/s/ TIMOTHY W. BYRNE Timothy W. Byrne, President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 1, 2012	By:	/s/ TIMOTHY W. BYRNE Timothy W. Byrne, President, Chief Executive Officer, and Director (Principal Executive Officer)
Date: March 1, 2012	By:	/s/ M. MICHAEL OWENS M. Michael Owens, Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Date: March 1, 2012	By:	/s/ ANTOINE M. DOUMET Antoine M. Doumet, Director and Chairman of the Board
Date: March 1, 2012	By:	/s/ RICHARD W. CARDIN Richard W. Cardin, Director
Date: March 1, 2012	By:	/s/ BILLY R. HUGHES Billy R. Hughes, Director
Date: March 1, 2012	By:	/s/ WALLACE G. IRMSCHER Wallace G. Irmscher, Director
Date: March 1, 2012	By:	/s/ EDWARD A. ODISHAW Edward A. Odishaw, Director and Vice Chairman of the Board

EXHIBIT INDEX

21.1	SUBSIDIARIES OF THE COMPANY.
23.1	CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM.
23.2	CONSENT OF INDEPENDENT PETROLEUM ENGINEERS.
31.1	RULE 13a-14(a)/15d-14(a) CERTIFICATION BY CHIEF EXECUTIVE OFFICER.
31.2	RULE 13a-14(a)/15d-14(a) CERTIFICATION BY CHIEF FINANCIAL OFFICER.
32.1	SECTION 1350 CERTIFICATION BY CHIEF EXECUTIVE OFFICER.
32.2	SECTION 1350 CERTIFICATION BY CHIEF FINANCIAL OFFICER.
95.1	MINE SAFETY DISCLOSURES.
99.1	REPORT OF INDEPENDENT PETROLEUM ENGINEERS.
101
The following materials from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Unaudited Consolidated Statements of Income, (iii) Unaudited Consolidated Statements of Cash Flow, (iv) Unaudited Consolidated Statement of Stockholders' Equity, and (v) Notes to Unaudited Consolidated Financial Statements.