Form 10-Q
period 2012-03-31
UNITED STATES LIME & MINERALS INC
filed 2012-05-01
CIK 82020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of April 27, 2012, 5,547,925 shares of common stock, $0.10 par value, were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of dollars)

(Unaudited)

	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$16,286	$53,372
Trade receivables, net	17,118	15,595
Inventories	10,969	10,764
Prepaid expenses and other current assets	1,170	1,207
Total current assets	45,543	80,938

Property, plant and equipment, at cost	238,360	236,740
Less accumulated depreciation and depletion	(118,662)	(115,422)
Property, plant and equipment, net	119,698	121,318

Other assets, net	284	302
Total assets	$165,525	$202,558

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of debt	$6,250	$6,250
Accounts payable	4,799	5,392
Accrued expenses	4,596	4,376
Total current liabilities	15,645	16,018

Debt, excluding current installments	25,417	26,667
Deferred tax liabilities, net	13,080	12,497
Other liabilities	3,999	4,363
Total liabilities	58,141	59,545

Stockholders’ equity:
Common stock	647	645
Additional paid-in capital	17,532	17,199
Accumulated other comprehensive loss	(2,856)	(3,001)
Retained earnings	141,534	136,910
Less treasury stock, at cost	(49,473)	(8,740)

Total stockholders’ equity	107,384	143,013

Total liabilities and stockholders’ equity	$165,525	$202,558

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of dollars, except per share amounts)

(Unaudited)

	QUARTER ENDED
	March 31,
	2012		2011
Revenues
Lime and limestone operations	$33,905	94.1%	$30,202	91.3%
Natural gas interests	2,123	5.9%	2,864	8.7%
	36,028	100.0%	33,066	100.0%
Cost of revenues:
Labor and other operating expenses	23,257	64.6%	20,286	61.3%
Depreciation, depletion and amortization	3,568	9.9%	3,368	10.2%
	26,825	74.5%	23,654	71.5%

Gross profit	9,203	25.5%	9,412	28.5%

Selling, general and administrative expenses	2,267	6.3%	2,185	6.6%

Operating profit	6,936	19.2%	7,227	21.9%

Other expense (income):
Interest expense	576	1.6%	653	2.0%
Other, net	26	0.1%	(21)	(0.1)%
	602	1.7%	632	1.9%

Income before income taxes	6,334	17.5%	6,595	20.0%
Income tax expense	1,710	4.7%	1,782	5.4%
Net income	$4,624	12.8%	$4,813	14.6%

Income per share of common stock:

Basic	$0.75		$0.75

Diluted	$0.75		$0.75

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands of dollars)

(Unaudited)

	QUARTER ENDED
	MARCH 31,
	2012	2011
Net income	$4,624	$4,813
Other comprehensive income
Mark to market of interest rate hedges, net of $83 and $163 tax expense, respectively	145	284
Total other comprehensive income	145	284
Comprehensive income	$4,769	$5,097

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of dollars)

(Unaudited)

	QUARTER ENDED
	MARCH 31,
	2012	2011

Operating Activities:
Net income	$4,624	$4,813
Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation, depletion and amortization	3,640	3,414
Amortization of deferred financing costs	11	11
Deferred income taxes	500	581
Loss (gain) on sale of property, plant and equipment	10	(7)
Stock-based compensation	262	205
Changes in operating assets and liabilities:
Trade receivables	(1,523)	(4,563)
Inventories	(206)	299
Prepaid expenses and other current assets	37	153
Other assets	5	2
Accounts payable and accrued expenses	(74)	482
Other liabilities	(167)	31
Net cash provided by operating activities	7,119	5,421

Investing Activities:
Purchase of property, plant and equipment	(2,299)	(1,741)
Proceeds from sale of property, plant and equipment	4	13
Net cash used in investing activities	(2,295)	(1,728)

Financing Activities:
Repayments of term loans	(1,250)	(1,250)
Proceeds from exercise of stock options	73	—
Purchase of treasury shares	(40,733)	(80)
Net cash used in financing activities	(41,910)	(1,330)

Net (decrease) increase in cash and cash equivalents	(37,086)	2,363
Cash and cash equivalents at beginning of period	53,372	36,223

Cash and cash equivalents at end of period	$16,286	$38,586

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.               Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by the Company without independent audit.  In the opinion of the Company’s management, all adjustments of a normal and recurring nature necessary to present fairly the financial position, results of operations, comprehensive income and cash flows for the periods presented have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2011.  The results of operations for the three-month period ended March 31, 2012 are not necessarily indicative of operating results for the full year.

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

The Natural Gas Interests segment is operated through its wholly owned subsidiary, U.S. Lime Company — O & G, LLC (“U.S. Lime O & G”).  Under a lease agreement (the “O & G Lease”), U.S. Lime O & G has royalty interests ranging from 15.4% to 20% and a 20% non-operating working interest, resulting in an overall average revenue interest of 34.7%, with respect to oil and gas rights in the 34 wells drilled on the Company’s approximately 3,800 acres of land located in Johnson County, Texas, in the Barnett Shale Formation. Through U. S. Lime O & G, the Company also has a drillsite and production facility lease agreement and subsurface easement (the “Drillsite Agreement”) relating to approximately 538 acres of land contiguous to the Company’s Johnson County, Texas property.  Pursuant to the Drillsite Agreement, the Company receives a 3% royalty interest and a 12.5% non-operating working interest, resulting in a 12.4% revenue interest in the six wells drilled from pad sites located on the Company’s property.

3.               Accounting Policies

Revenue Recognition.  The Company recognizes revenue for its Lime and Limestone Operations in accordance with the terms of its purchase orders, contracts or purchase agreements, which are upon shipment, and when payment is considered probable. The Company’s returns and allowances are minimal.  Revenues include external freight billed to customers with related costs in cost of revenues.  External freight billed to customers included in first quarter 2012 and 2011 revenues was $6.8 million and $5.9 million, respectively, which approximates the amount of external freight billed to customers included in cost of revenues.  Sales taxes billed to customers are not included in revenues.  For its Natural Gas Interests, the Company recognizes revenue in the month of production and delivery.

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

Fair Values of Financial Instruments.  Fair value is defined as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.”  The Company uses a three-tier fair value hierarchy, which classifies the inputs used in measuring fair values, in determining the fair value of its financial assets and liabilities.  These tiers include:  Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.  There were no changes in the methods and assumptions used in measuring fair value during the period.  The Company’s financial  liabilities measured at fair value on a recurring basis at March 31, 2012 and December 31, 2011 are summarized below (in thousands):

			Significant Other Observable Inputs (Level 2)
	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011	Valuation Technique
Interest rate swap liabilities	$(3,259)	$(3,486)	$(3,259)	$(3,486)	Cash flows approach

Comprehensive Income (Loss).  In June 2011, the Financial Accounting Standards Board issued Accounting Standards Update 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”), which allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. ASU 2011-05 does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The adoption of ASU 2011-05 in the first quarter 2012 did not have a material impact on the Company’s disclosures, financial condition, results of operations or cash flows.

4.               Business Segments

The Company has identified two business segments based on the distinctness of their activities and products:  Lime and Limestone Operations and Natural Gas Interests.  All operations are in the United States.  In evaluating the operating results of the Company’s segments, management primarily reviews revenues and gross profit.  The Company does not allocate corporate overhead or interest costs to its business segments.

The following table sets forth operating results and certain other financial data for the Company’s two business segments (in thousands):

	Quarter Ended March 31,
	2012	2011
Revenues
Lime and limestone operations	$33,905	$30,202
Natural gas interests	2,123	2,864
Total revenues	$36,028	$33,066
Depreciation, depletion and amortization
Lime and limestone operations	$3,254	$3,003
Natural gas interests	314	365
Total depreciation, depletion and amortization	$3,568	$3,368
Gross profit
Lime and limestone operations	$7,951	$7,539
Natural gas interests	1,252	1,873
Total gross profit	$9,203	$9,412
Capital expenditures
Lime and limestone operations	$2,286	$913
Natural gas interests	13	828
Total capital expenditures	$2,299	$1,741

5.               Income Per Share of Common Stock

The following table sets forth the computation of basic and diluted income per common share (in thousands, except per share amounts):

	Quarter Ended March 31,
	2012	2011
Numerator:
Income for basic and diluted income per common share	$4,624	$4,813
Denominator:
Weighted-average shares for basic income per common share	6,172	6,414
Effect of dilutive securities:
Employee and director stock options (1)	16	17
Adjusted weighted-average shares and assumed exercises for diluted income per common share	6,188	6,431
Income per common share:
Basic	$0.75	$0.75
Diluted	$0.75	$0.75

(1)  Options to acquire 9.5 shares of common stock were excluded from the calculation of dilutive securities for the quarter ended March 31, 2011 as they were anti-dilutive because the exercise price exceeded the average per share market price for the period.

6.               Comprehensive Income and Accumulated Other Comprehensive Loss

The following table presents the components of comprehensive income (in thousands):

	Quarter Ended March 31,
	2012	2011
Net income	$4,624	$4,813
Reclassification to interest expense	339	414
Deferred tax expense	(82)	(163)
Mark to market of interest rate hedges	(112)	33
Comprehensive income	$4,769	$5,097

Accumulated other comprehensive loss consisted of the following (in thousands):

	March 31, 2012	December 31, 2011
Mark to market of interest rate hedges, net of tax benefit	$(2,074)	$(2,219)
Minimum pension liability adjustments, net of tax benefit	(782)	(782)
Accumulated other comprehensive loss	$(2,856)	$(3,001)

7.               Inventories

Inventories are valued principally at the lower of cost, determined using the average cost method, or market.   Costs for raw materials and finished goods include materials, labor, and production overhead.   Inventories consisted of the following (in thousands):

	March 31, 2012	December 31, 2011
Lime and limestone inventories:
Raw materials	$4,121	$3,540
Finished goods	1,644	2,107
	5,765	5,647
Service parts inventories	5,204	5,117
Total inventories	$10,969	$10,764

8.  Banking Facilities and Other Debt

The Company’s credit agreement includes a ten-year $40 million term loan (the “Term Loan”), a ten-year $20 million multiple draw term loan (the “Draw Term Loan”) and a $30 million revolving credit facility (the “Revolving Facility”) (collectively, the “Credit Facilities”).  At March 31, 2012, the Company had $343 thousand of letters of credit issued, which count as draws under the Revolving Facility.  Pursuant to a security agreement, the Credit Facilities are secured by the Company’s existing and hereafter acquired tangible assets, intangible assets and real property.

The Term Loan requires quarterly principal payments of $833 thousand, which began on March 31, 2006, equating to a 12-year amortization, with a final principal payment of $10.0 million due on December 31, 2015.  The Draw Term Loan requires quarterly principal payments of $417 thousand, based on a 12-year amortization, which began on March 31, 2007, with a final principal payment of $6.7 million due on December 31, 2015.  The Revolving Facility matures June 1, 2015.  The maturity of the Term Loan, the Draw Term Loan and the Revolving Facility can be accelerated if any event of default, as defined under the Credit Facilities, occurs.

The Revolving Facility commitment fee ranges from 0.250% to 0.400%.  The Credit Facilities bear interest, at the Company’s option, at either LIBOR plus a margin of 1.750% to 2.750%, or the Lender’s Prime Rate plus a margin of 0.000% to 1.000%.  The Revolving Facility commitment fee and the interest rate margins are determined quarterly in accordance with a pricing grid based upon the Company’s Cash Flow Leverage Ratio, defined as the ratio of the Company’s total funded senior indebtedness to earnings before interest, taxes, depreciation, depletion and amortization (“EBITDA”) for the 12 months ended on the last day of the most recent calendar quarter, plus pro forma EBITDA from any businesses acquired during the period.

The Company has entered into hedges with Wells Fargo Bank, N.A that fix LIBOR through maturity at 4.695%, 4.875% and 5.500% on the outstanding balance of the Term Loan, 75% of the outstanding balance of the Draw Term Loan and 25% of the outstanding balance of the Draw Term Loan, respectively.    Based on the current LIBOR margin of 1.750%, the Company’s interest rates are: 6.445% on the outstanding balance of the Term Loan; 6.625% on 75% of the outstanding balance of the Draw Term Loan; and 7.250% on 25% of the outstanding balance of the Draw Term Loan.

The hedges have been effective as defined under applicable accounting rules.  Therefore, changes in fair value of the interest rate hedges are reflected in comprehensive income (loss).  The Company will be exposed to credit losses in the event of non-performance by the counterparty to the hedges.   Due to interest rate declines, the Company’s mark-to-market of its interest rate hedges, at March 31, 2012 and December 31, 2011, resulted in liabilities of $3.3 million and $3.5 million, respectively, which are included in accrued expenses ($1.2 million and $1.3 million, respectively) and other liabilities ($2.1 million and $2.2 million, respectively) on the Company’s Condensed Consolidated Balance Sheets.  The Company paid $339 thousand and $414 thousand in the first quarters 2012 and 2011, respectively, in quarterly settlement payments pursuant to the hedges.  These payments are included in interest expense on the Company’s Condensed Consolidated Statements of Operations.

A summary of outstanding debt at the dates indicated is as follows (in thousands):

	March 31,	December 31,
	2012	2011
Term Loan	$20,000	$20,834
Draw Term Loan	11,667	12,083
Revolving Facility (1)	—	—
Subtotal	31,667	32,917
Less current installments	6,250	6,250
Debt, excluding current installments	$25,417	$26,667

(1)  The Company had letters of credit totaling $343 and $322 issued on the Revolving Facility at March 31, 2012 and December 31, 2011, respectively.

As the Company’s debt bears interest at floating rates, the Company estimates that the carrying values of its debt at March 31, 2012 and December 31, 2011 approximate fair value.

9. Income Taxes

The Company has estimated that its effective income tax rate for 2012 will be approximately 27.0%.  As in prior periods, the primary reason for the effective rate being below the federal statutory rate is due to statutory depletion, which is allowed for income tax purposes and is a permanent difference between net income for financial reporting purposes and taxable income.

ITEM 2:                             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements.   Any statements contained in this Report that are not statements of historical fact are forward-looking statements as defined in the Private Securities Litigation Reform

Act of 1995.  Forward-looking statements in this Report, including without limitation statements relating to the Company’s plans, strategies, objectives, expectations, intentions, and adequacy of resources, are identified by such words as “will,” “could,” “should,” “would,”  “believe,” “expect,” “intend,” “plan,” “schedule,” “estimate,” “anticipate,” and “project.”  The Company undertakes no obligation to publicly update or revise any forward-looking statements.  The Company cautions that forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from expectations, including without limitation the following:  (i) the Company’s plans, strategies, objectives, expectations, and intentions are subject to change at any time at the Company’s discretion; (ii) the Company’s plans and results of operations will be affected by its ability to maintain and manage its growth; (iii) the Company’s ability to meet short-term and long-term liquidity demands, including servicing the Company’s debt and meeting the Company’s operating and capital needs, conditions in the credit and equity markets, and changes in interest rates on the Company’s debt, including the ability of the Company’s customers and the counterparty to the Company’s interest rate hedges to meet their obligations;  (iv) interruptions to operations and increased expenses at its facilities resulting from inclement weather conditions, natural disasters, accidents, IT systems failures or disruptions or regulatory requirements; (v) increased fuel, electricity, transportation and freight costs; (vi) unanticipated delays, difficulties in financing, or cost overruns in completing construction projects; (vii) the Company’s ability to expand its Lime and Limestone Operations through acquisitions of businesses with related or similar operations, including obtaining financing for such acquisitions, and to successfully integrate acquired operations; (viii) inadequate demand and/or prices for the Company’s lime and limestone products due to the state of the U.S. economy, recessionary pressures in particular industries, including highway and housing related construction and steel, and inability to continue to increase or maintain prices for the Company’s products; (ix) uncertainties of development, production, pipeline capacity and prices with respect to the Company’s Natural Gas Interests, including reduced drilling activities pursuant to the Company’s O & G Lease and Drillsite Agreement, unitization of existing wells, inability to explore for new reserves and declines in production rates; (x) ongoing and possible new regulations, investigations, enforcement actions and costs, legal expenses, penalties, fines, assessments, litigation, judgments and settlements, taxes and disruptions and limitations of operations, including those related to climate change and health and safety; and (xi) other risks and uncertainties set forth in this Report or indicated from time to time in the Company’s filings with the Securities and Exchange Commission (the “SEC”), including the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Overview.

The Company has two operating segments:  Lime and Limestone Operations and Natural Gas Interests.  Revenues and gross profit are the primary items utilized to evaluate the operating results of the Company’s segments and to allocate resources.

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

During the first quarter 2012, the increase in lime and limestone revenues primarily resulted from increased lime and limestone sales volumes and average product price increases of approximately 5.8% for the Company’s lime and limestone products compared to the first quarter 2011.  During the first quarter 2012, compared to the first quarter 2011, the Company saw increased demand for its lime and limestone products primarily from its steel customers.  Gross profit margin as a percentage of revenues for the Company’s Lime and Limestone Operations was lower in the first quarter 2012 compared to last year’s comparable quarter, primarily due to increased costs for both petroleum-based products and solid fuels.

Revenues and gross profit from the Company’s Natural Gas Interests decreased in the first quarter 2012, compared to the first quarter 2011, as a result of decreased production volumes due to the normal declines in production rates on older wells, partially offset by production from three new wells completed in June 2011, and lower natural gas prices.  No new wells are currently being drilled, or scheduled to be drilled to the Company’s knowledge.  The Company cannot predict the number of additional wells that ultimately will be drilled, if any, or their results.

On March 23, 2012, the Company repurchased 700,000 shares of its common stock at a price of $58.00 per share, a 2.21% discount from the previous day’s closing market price of the common stock, in a privately negotiated transaction.  The Company believes that the repurchase transaction was a sound investment, putting a portion of the Company’s cash to good use in this otherwise uncertain economy.

Liquidity and Capital Resources.

Net cash provided by operating activities was $7.1 million in the first quarter 2012, compared to $5.4 million in the comparable 2011 period, an increase of $1.7 million, or 31.3%.  Net cash provided by operating activities is composed of net income, depreciation, depletion and amortization (“DD&A”), deferred income taxes and other non-cash items included in net income, and changes in working capital.  In the first quarter 2012, cash provided by operating activities was principally composed of net income of $4.6 million, DD&A of $3.6 million and deferred income taxes of $500 thousand, compared to $4.8 million of net income, $3.4 million of DD&A and $581 thousand of deferred income taxes in the first quarter 2011.  The most significant change in working capital in the 2012 quarter was a net increase in trade receivables of $1.5 million.  The most significant changes in working capital in the 2011 quarter were net increases in trade receivables of $4.6 million and in accounts payable and accrued expenses of $482 thousand.  The net increases in trade receivables in the 2012 and 2011 periods primarily resulted from increased revenues in the first quarters compared to the corresponding prior year fourth quarters.  The increase in accounts payable and accrued expenses for the 2011 quarter primarily related to the increase in production activity in the first quarter 2011 compared to the fourth quarter 2010.

The Company had $2.3 million in capital expenditures in the first quarter 2012, compared to $1.7 million in the comparable period last year.  Included in capital expenditures were $13 thousand and $828 thousand for the first quarters 2012 and 2011, respectively, for drilling, completion and workover costs for the Company’s non-operating working interests in natural gas wells.

Net cash used in financing activities was $41.9 million and $1.3 million in the 2012 and 2011 quarters, respectively, primarily consisting of $40.7 million and $80 thousand for purchase of treasury shares in the first quarters 2012 and 2011, respectively, and repayment of $1.3 million of term loan debt in each quarter.  Cash and cash equivalents decreased to $16.3 million at March 31, 2012 from $53.4 million at December 31, 2011.

The Company’s credit agreement includes a ten-year $40 million term loan (the “Term Loan”), a ten-year $20 million multiple draw term loan (the “Draw Term Loan”) and a $30 million revolving credit facility (the “Revolving Facility”) (collectively, the “Credit Facilities”).  At March 31, 2012, the Company had $343 thousand of letters of credit issued, which count as draws under the Revolving Facility.  Pursuant to a security agreement, the Credit Facilities are secured by the Company’s existing and hereafter acquired tangible assets, intangible assets and real property.

The Term Loan requires quarterly principal payments of $833 thousand, which began on March 31, 2006, equating to a 12-year amortization, with a final principal payment of $10.0 million due on December 31, 2015.  The Draw Term Loan requires quarterly principal payments of $417 thousand, based on a 12-year amortization, which began on March 31, 2007, with a final principal payment of $6.7 million due on December 31, 2015. The Revolving Facility matures June 1, 2015. The maturity of the Term Loan, the Draw Term Loan and the Revolving Facility can be accelerated if any event of default, as defined under the Credit Facilities, occurs.

The Revolving Facility commitment fee ranges from 0.250% to 0.400% The Credit Facilities bear interest, at the Company’s option, at either LIBOR plus a margin of 1.750% to 2.750%, or the Lender’s Prime Rate plus a margin of 0.000% to 1.000%.  The Revolving Facility commitment fee and the interest rate margins are determined quarterly in accordance with a pricing grid based upon the Company’s Cash Flow Leverage Ratio, defined as the ratio of the Company’s total funded senior indebtedness to earnings before interest, taxes, depreciation, depletion and amortization (“EBITDA”) for the 12 months ended on the last day of the most recent calendar quarter, plus pro forma EBITDA from any businesses acquired during the period.

The Company has entered into hedges with Wells Fargo Bank, N.A that fix LIBOR through maturity at 4.695%, 4.875% and 5.500% on the outstanding balance of the Term Loan, 75% of the outstanding balance of the Draw Term Loan and 25% of the outstanding balance of the Draw Term Loan, respectively.  Based on the current LIBOR margin of 1.750%, the Company’s interest rates are: 6.445% on the outstanding balance of the Term Loan; 6.625% on 75% of the outstanding balance of the Draw Term Loan; and 7.250% on 25% of the outstanding balance of the Draw Term Loan.

The hedges have been effective as defined under applicable accounting rules.  Therefore, changes in fair value of the interest rate hedges are reflected in comprehensive income (loss).  The Company will be exposed to credit losses in the event of non-performance by the counterparty to the hedges.  Due to interest rate declines, the Company’s mark-to-market of its interest rate hedges, at March 31, 2012 and December 31, 2011, resulted in liabilities of $3.3 million and $3.5 million, respectively, which are included in accrued expenses ($1.2 million and $1.3 million, respectively) and other liabilities ($2.1 million and $2.2 million, respectively) on the Company’s Condensed Consolidated Balance Sheets.  The Company paid $339 thousand and $414 thousand in the first quarters 2012 and 2011, respectively, in quarterly settlement payments pursuant to the hedges.  These payments are included in interest expense on the Company’s Condensed Consolidated Statements of Operations.

The Company is not contractually committed to any planned capital expenditures for its Lime and Limestone Operations until actual orders are placed for equipment. Under the Company’s O & G Lease, and pursuant to the Company’s subsequent elections to participate as a 20% non-operating working interest owner, unless, within five days after receiving an AFE (authorization for expenditures) for a proposed well, the Company provides notice otherwise, the Company is deemed to have elected to participate as a 20% working interest owner.  As a 20% non-operating working interest owner, the Company is responsible for 20% of the costs to drill, complete and workover each well.  Pursuant to the Drillsite Agreement, the Company, as a 12.5% non-operating working interest owner, is responsible for 12.5% of the costs to drill, complete and workover each well.  As of March 31, 2012, the Company had no material open orders or commitments that are not included in current liabilities on the March 31, 2012 Condensed Consolidated Balance Sheet.

As of March 31, 2012, the Company had $31.7 million in total debt outstanding and no draws on its $30 million Revolving Facility other than the $343 thousand letters of credit.  The Company believes that cash on hand, cash generated from operations and funds available under the Revolving Facility will be sufficient to meet the Company’s operating needs, ongoing capital needs and debt service for the next 12 months and liquidity needs for the near future.

Results of Operations.

Revenues in the first quarter 2012 increased to $36.0 million from $33.1 million in the prior year comparable quarter, an increase of $3.0 million, or 9.0%.  Revenues from the Company’s Lime and Limestone Operations in the first quarter 2012 increased $3.7 million, or 12.3%, to $33.9 million from $30.2 million in the comparable 2011 quarter, while revenues from the Company’s Natural Gas Interests decreased $741 thousand, or 25.9%, to $2.1 million from $2.9 million in the comparable 2011 quarter.

The increase in lime and limestone revenues in the first quarter 2012 as compared to last year’s comparable quarter primarily resulted from increased sales volumes of the Company’s lime and limestone products due to increased demand, principally from its steel customers, and average product price increases of approximately 5.8% for the Company’s lime and limestone products.  Production volumes for the Company’s Natural Gas Interests for the first quarter 2012 totaled 341 thousand MCF, sold at an average price of $6.23 per MCF.  Production volumes in the comparable prior year quarter were 401 thousand MCF, sold at an average price of $7.15. The Company’s natural gas contains liquids, for which prices normally follow crude oil prices.  This accounts for the Company’s average price per MCF exceeding natural gas prices in each of the periods.

The Company’s gross profit for the first quarter 2012 was $9.2 million, compared to $9.4 million for the comparable 2011 quarter, a decrease of $209 thousand, or 2.2%.  Included in gross profit for the 2012 quarter was $8.0 million from the Company’s Lime and Limestone Operations, compared to $7.5 million in the comparable 2011 quarter, an increase of $412 thousand, or 5.5%.  Gross profit margins for the Company’s Lime and Limestone Operations were 23.5% and 25.0% in the first quarters 2012 and 2011, respectively.  Gross profit from the Company’s Natural Gas Interests was $1.3 million in the first quarter 2012, compared to $1.9 million in the comparable 2011 quarter, a decrease of $621 thousand, or 33.2%.

Selling, general and administrative expenses (“SG&A”) were $2.3 million for the first quarter 2012, compared to $2.2 million for the first quarter 2011, an increase of $82 thousand, or 3.8%.  As a percentage of revenues, SG&A decreased to 6.3% in the first quarter 2012, compared to 6.6% in the first quarter 2011. The increase in SG&A in the 2012 quarter was primarily due to an increase in the Company’s non-cash stock-based compensation expense compared to last year’s comparable quarter.

Interest expense in the first quarter 2012 decreased to $576 thousand from $653 thousand in the first quarter 2011, primarily due to decreased average outstanding debt.  Interest expense in the first quarter 2012 included $339 thousand in quarterly settlement payments on the Company’s hedges, compared to $414 thousand of such settlement payments in the comparable 2011 quarter.

Income tax expense was $1.7 million and $1.8 million in the first quarters 2012 and 2011, respectively.  The Company’s effective tax rate was 27.0% in each of the first quarters 2012 and 2011. The primary reason that the Company’s effective tax rate is below the federal statutory rate is due to statutory depletion, which is allowed for income tax purposes and is a permanent difference between net income for financial reporting purposes and taxable income.

The Company’s net income was $4.6 million ($0.75 per share diluted) during the first quarter 2012, compared to net income of $4.8 million ($0.75 per share diluted) during the first quarter 2011, a decrease of $189 thousand, or 3.9%.  First quarter 2012 earnings per share were favorably impacted by $0.03 per share by the Company’s repurchase of 200,000 shares of its common stock in a privately negotiated transaction during the third quarter 2011.  The Company’s repurchase of an additional 700,000 shares on March 23, 2012 occurred too late in the quarter to have any appreciable impact on the Company’s earnings per share for the first quarter 2012, but will have a favorable impact in future periods.

ITEM 3:     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk.

The Company is exposed to changes in interest rates, primarily as a result of floating interest rates on the Revolving Facility.  At March 31, 2012, the Company had $31.7 million of indebtedness outstanding under floating rate debt. The Company has entered into interest rate hedge agreements to swap floating rates for fixed LIBOR rates at 4.695%, plus the applicable margin, through maturity on the Term Loan balance of $20.0 million, 4.875%, plus the applicable margin, on $8.8 million of the Draw Term Loan balance and 5.50%, plus the applicable margin, on the $2.9 million of the Draw Term Loan balance.  Thus, the Company has entered into interest rate hedges on all $31.7 million of its outstanding indebtedness.  There was no outstanding balance on the Revolving Facility subject to interest rate risk at March 31, 2012.  Any future borrowings under the Revolving Facility would be subject to interest rate risk.  See Note 8 of Notes to Condensed Consolidated Financial Statements.

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

PART II.    OTHER INFORMATION

ITEM 2:     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As discussed above, in March 2012 the Company, in a privately negotiated transaction, repurchased 700,000 shares of its common stock at a price of $58.00 per share, a discount of 2.21% from the previous day’s closing market price of the common stock.

The Company’s Amended and Restated 2001 Long-Term Incentive Plan allows employees and directors to pay the exercise price for stock options and the tax withholding liability for the lapse of restrictions on restricted stock by payment in cash and/or delivery of shares of the Company’s common stock.  In the first quarter 2012, pursuant to these provisions, the Company received 2,049 shares of its common stock for the payment of tax withholding liability for the lapse of restrictions on restricted stock.  The 2,049 shares were valued at $64.00 to $65.60 per share (weighted average of $65.02 per share), the fair market value of one share of the Company’s common stock on the date that they were tendered to the Company.

ITEM 4:  MINE SAFETY DISCLOSURES

Under Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K, each operator of a coal or other mine is required to include disclosures regarding certain mine safety results in its periodic reports filed with the SEC.  The operation of the Company’s quarries, underground mine and plants is subject to regulation by the federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977.  The required information regarding certain mining safety and health matters, broken down by mining complex, for the quarter ended March 31, 2012 is presented in Exhibit 95.1 to this Report.

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

95.1                 Mine Safety Disclosures.

101                  Interactive Data Files.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED STATES LIME & MINERALS, INC.

May 1, 2012	By:	/s/ Timothy W. Byrne
Timothy W. Byrne
President and Chief Executive Officer
(Principal Executive Officer)

May 1, 2012	By:	/s/ M. Michael Owens
M. Michael Owens
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

UNITED STATES LIME & MINERALS, INC.

Quarterly Report on Form 10-Q

Quarter Ended

March 31, 2012

Index to Exhibits

EXHIBIT
NUMBER	DESCRIPTION

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.

32.1	Section 1350 Certification by the Chief Executive Officer.

32.2	Section 1350 Certification by the Chief Financial Officer.

95.1	Mine Safety Disclosures.

101	Interactive Data Files.