Form 10-Q
period 2012-06-30
UNITED STATES LIME & MINERALS INC
filed 2012-08-02
CIK 82020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of July 31, 2012, 5,549,935 shares of common stock, $0.10 par value, were outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of dollars)

(Unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$21,303	$53,372
Trade receivables, net	16,716	15,595
Inventories	11,201	10,764
Prepaid expenses and other current assets	919	1,207
Total current assets	50,139	80,938

Property, plant and equipment, at cost	240,839	236,740
Less accumulated depreciation and depletion	(122,104)	(115,422)
Property, plant and equipment, net	118,735	121,318

Other assets, net	272	302
Total assets	$169,146	$202,558

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of debt	$6,250	$6,250
Accounts payable	5,759	5,392
Accrued expenses	3,767	4,376
Total current liabilities	15,776	16,018

Debt, excluding current installments	24,167	26,667
Deferred tax liabilities, net	13,574	12,497
Other liabilities	3,871	4,363
Total liabilities	57,388	59,545

Stockholders’ equity:
Common stock	647	645
Additional paid-in capital	17,813	17,199
Accumulated other comprehensive loss	(2,766)	(3,001)
Retained earnings	145,594	136,910
Less treasury stock, at cost	(49,530)	(8,740)

Total stockholders’ equity	111,758	143,013

Total liabilities and stockholders’ equity	$169,146	$202,558

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of dollars, except per share amounts)

(Unaudited)

	THREE MONTHS ENDED				SIX MONTHS ENDED
	June 30,				June 30,
	2012		2011		2012		2011
Revenues
Lime and limestone operations	$34,729	95.2%	$33,382	90.6%	$68,634	94.6%	$63,584	91.0%
Natural gas interests	1,769	4.8%	3,458	9.4%	3,892	5.4%	6,322	9.0%
	36,498	100.0%	36,840	100.0%	72,526	100.0%	69,906	100.0%
Cost of revenues:
Labor and other operating expenses	24,444	67.0%	23,058	62.6%	47,701	65.8%	43,344	62.0%
Depreciation, depletion and amortization	3,701	10.1%	3,383	9.2%	7,269	10.0%	6,751	9.7%
	28,145	77.1%	26,441	71.8%	54,970	75.8%	50,095	71.7%

Gross profit	8,353	22.9%	10,399	28.2%	17,556	24.2%	19,811	28.3%

Selling, general and administrative expenses	2,327	6.4%	2,081	5.6%	4,594	6.3%	4,266	6.1%

Operating profit	6,026	16.5%	8,318	22.6%	12,962	17.9%	15,545	22.2%

Other expense (income):
Interest expense	542	1.5%	627	1.7%	1,118	1.6%	1,280	1.8%
Other, net	(77)	(0.2)%	(42)	(0.1)%	(51)	(0.1)%	(63)	(0.1)%
	465	1.3%	585	1.6%	1,067	1.5%	1,217	1.7%

Income before income taxes	5,561	15.2%	7,733	21.0%	11,895	16.4%	14,328	20.5%
Income tax expense	1,501	4.1%	1,938	5.3%	3,211	4.4%	3,719	5.3%
Net income	$4,060	11.1%	$5,795	15.7%	$8,684	12.0%	$10,609	15.2%

Income per share of common stock:

Basic	$0.73		$0.90		$1.48		$1.65

Diluted	$0.73		$0.90		$1.48		$1.65

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands of dollars)

(Unaudited)

	QUARTER ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2012	2011	2012	2011
Net income	$4,060	$5,795	$8,684	$10,609
Other comprehensive income
Mark to market of interest rate hedges, net of tax expenses (benefit) of $52 and ($90), respectively for the quarters, and $134 and $73, respectively for the six month periods	90	(156)	235	127
Total other comprehensive income (loss)	90	(156)	235	$127
Comprehensive income	$4,150	$5,639	$8,919	$10,736

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of dollars)

(Unaudited)

	SIX MONTHS ENDED
	June 30,
	2012	2011

Operating Activities:
Net income	$8,684	$10,609
Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation, depletion and amortization	7,408	6,841
Amortization of deferred financing costs	23	22
Deferred income taxes	994	1,341
Loss on disposition of property, plant and equipment	103	10
Stock-based compensation	541	414
Changes in operating assets and liabilities:
Trade receivables	(1,121)	(4,310)
Inventories	(438)	908
Prepaid expenses and other current assets	288	508
Other assets	3	(21)
Accounts payable and accrued expenses	(419)	92
Other liabilities	(202)	53
Net cash provided by operating activities	15,864	16,467

Investing Activities:
Purchase of property, plant and equipment	(4,760)	(3,887)
Proceeds from sale of property, plant and equipment	42	83
Net cash used in investing activities	(4,718)	(3,804)

Financing Activities:
Repayments of term loans	(2,500)	(2,500)
Purchase of treasury shares	(40,790)	(126)
Proceeds from exercise of stock options	75	—
Net cash used in financing activities	(43,215)	(2,626)

Net (decrease) increase in cash and cash equivalents	(32,069)	10,037
Cash and cash equivalents at beginning of period	53,372	36,223

Cash and cash equivalents at end of period	$21,303	$46,260

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.              Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by the Company without independent audit.  In the opinion of the Company’s management, all adjustments of a normal and recurring nature necessary to present fairly the financial position, results of operations, comprehensive income and cash flows for the periods presented have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2011.  The results of operations for the three- and six-month periods ended June 30, 2012 are not necessarily indicative of operating results for the full year.

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

The Company’s Natural Gas Interests segment is operated through its wholly owned subsidiary, U.S. Lime Company – O & G, LLC (“U.S. Lime O & G”).  Under a lease agreement (the “O&G Lease”), U.S. Lime O & G has royalty interests ranging from 15.4% to 20% and a 20% non-operating working interest, resulting in an overall average revenue interest of 34.7%, with respect to oil and gas rights in the 33 remaining wells drilled under the O&G Lease on the Company’s approximately 3,800 acres of land located in Johnson County, Texas, in the Barnett Shale Formation. Through U. S. Lime O & G, the Company also has a drillsite and production facility lease agreement and subsurface easement (the “Drillsite Agreement”) relating to approximately 538 acres of land contiguous to the Company’s Johnson County, Texas property.  Pursuant to the Drillsite Agreement, the Company receives a 3% royalty interest and a 12.5% non-operating working interest, resulting in a 12.4% revenue interest, in the six wells drilled from pad sites located on the Company’s property.

3.              Accounting Policies

Revenue Recognition.  The Company recognizes revenue for its Lime and Limestone Operations in accordance with the terms of its purchase orders, contracts or purchase agreements, which are upon shipment, and when payment is considered probable. The Company’s returns and allowances are minimal.  Revenues include external freight billed to customers with related costs in cost of revenues.  External freight billed to customers included in 2012 and 2011 revenues was $7.0 million and $7.2 million for the three-month periods, and $13.9 million and $13.1 for the six-month periods, respectively, which approximates the amount of external freight included in cost of revenues.  Sales taxes billed to customers are not included in revenues.  For its Natural Gas Interests, the Company recognizes revenue in the month of production and delivery.

Successful-Efforts Method Used for Natural Gas Interests.  The Company uses the successful-efforts method to account for oil and gas exploration and development expenditures relating to its Natural Gas Interests.  Under this method, drilling and completion costs for successful exploratory wells and all development well costs are capitalized and depleted using the units-of-production method.  Costs to drill exploratory wells that do not find proved reserves are expensed.

Fair Values of Financial Instruments.  Fair value is defined as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.”  The Company uses a three-tier fair value hierarchy, which classifies the inputs used in measuring fair values, in determining the fair value of its financial assets and liabilities.  These tiers include:  Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.  There were no changes in the methods and assumptions used in measuring fair value during the periods reported on. The Company’s financial liabilities measured at fair value on a recurring basis at June 30, 2012 and December 31, 2011 are summarized below (in thousands):

			Significant Other Observable Inputs (Level 2)
	June 30,	December 31,	June 30,	December 31,	Valuation
	2012	2011	2012	2011	Technique
Interest rate swap liabilities	$(3,117)	(3,486)	(3,117)	(3,486)	Cash flows approach

Comprehensive Income.  In June 2011, the Financial Accounting Standards Board issued an Accounting Standards Update that allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The update does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The adoption of the update in the first quarter 2012 did not have a material impact on the Company’s disclosures, financial condition, results of operations or cash flows.

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

The following table sets forth operating results and certain other financial data for the Company’s two business segments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues
Lime and limestone operations	$34,729	33,382	$68,634	63,584
Natural gas interests	1,769	3,458	3,892	6,322
Total revenues	$36,498	36,840	$72,526	69,906
Depreciation, depletion and amortization
Lime and limestone operations	$3,410	3,053	$6,664	6,056
Natural gas interests	291	330	605	695
Total depreciation, depletion and amortization	$3,701	3,383	$7,269	6,751
Gross profit
Lime and limestone operations	$7,324	7,814	$15,275	15,353
Natural gas interests	1,029	2,585	2,281	4,458
Total gross profit	$8,353	10,399	$17,556	19,811
Capital expenditures
Lime and limestone operations	$2,446	2,005	$4,732	2,918
Natural gas interests	15	141	28	969
Total capital expenditures	$2,461	2,146	$4,760	3,887

5.              Income Per Share of Common Stock

The following table sets forth the computation of basic and diluted income per common share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Numerator:
Income for basic and diluted income per common share	$4,060	5,795	$8,684	10,609
Denominator:
Weighted-average shares for basic income per share	5,550	6,417	5,861	6,415
Effect of dilutive securities:
Employee and director stock options (1)	9	16	12	17
Adjusted weighted-average shares and assumed exercises for diluted income per share	5,559	6,433	5,873	6,432
Income per share of common stock:
Basic	$0.73	0.90	$1.48	1.65
Diluted	$0.73	0.90	$1.48	1.65

(1)  Options to acquire 10.0 shares of common stock were excluded from the calculation of dilutive securities for the 2012 and 2011 periods, as they were anti-dilutive because the exercise price exceeded the average per share market price for the periods presented.

6.              Comprehensive Income and Accumulated Other Comprehensive Loss

The following table presents the components of comprehensive income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income	$4,060	5,795	$8,684	10,609
Reclassification to interest expense	335	404	674	818
Deferred tax (expense) benefit	(52)	90	(134)	(73)
Mark-to-market of interest rate hedge	(193)	(650)	(305)	(618)
Comprehensive income	$4,150	5,639	$8,919	10,736

Accumulated other comprehensive loss consisted of the following (in thousands):

	June 30, 2012	December 31, 2011
Mark-to-market for interest rate hedges, net of tax benefit	$(1,984)	$(2,219)
Minimum pension liability adjustments, net of tax benefit	(782)	(782)
Accumulated other comprehensive loss	$(2,766)	$(3,001)

7.     Inventories

Inventories are valued principally at the lower of cost, determined using the average cost method, or market. Costs for raw materials and finished goods include materials, labor, and production overhead. Inventories consisted of the following (in thousands):

	June 30, 2012	December 31, 2011
Lime and limestone inventories:
Raw materials	$4,310	$3,540
Finished goods	1,727	2,107
	6,037	5,647
Service parts inventories	5,164	5,117
Total inventories	$11,201	$10,764

8.     Banking Facilities

The Company’s credit agreement includes a ten-year $40 million term loan (the “Term Loan”), a ten-year $20 million multiple draw term loan (the “Draw Term Loan”) and a $30 million revolving credit facility (the “Revolving Facility”) (collectively, the “Credit Facilities”).  At June 30, 2012, the Company had $343 thousand of letters of credit issued, which count as draws under the Revolving Facility.  Pursuant to a security agreement, the Credit Facilities are secured by the Company’s existing and hereafter acquired tangible assets, intangible assets and real property.

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

The hedges have been effective as defined under applicable accounting rules.  Therefore, changes in fair value of the interest rate hedges are reflected in comprehensive income.  The Company will be exposed to credit losses in the event of non-performance by the counterparty to the hedges.  Due to interest rate declines, the Company’s mark-to-market of its interest rate hedges, at June 30, 2012 and December 31, 2011, resulted in liabilities of $3.1 million and $3.5 million, respectively, which are included in accrued expenses ($1.2 and $1.3 million, respectively) and other liabilities ($1.9 million and $2.2 million, respectively) on the Company’s Condensed Consolidated Balance Sheets.  The Company paid $335 thousand and $674 thousand in quarterly settlement payments pursuant to its hedges during the three- and six-month periods ended June 30, 2012, respectively, compared to payments of $404 thousand and $818 thousand in the comparable prior year three- and six-month periods, respectively.  These payments were included in interest expense in the Condensed Consolidated Statements of Operations.

A summary of outstanding debt at the dates indicated is as follows (in thousands):

	June 30,	December 31,
	2012	2011

Term Loan	$19,167	$20,834
Draw Term Loan	11,250	12,083
Revolving Facility (1)	—	—
Subtotal	30,417	32,917
Less current installments	6,250	6,250
Debt, excluding current installments	$24,167	$26,667

(1) The Company had letters of credit totaling $343 and $322 issued on the Revolving Facility at June 30, 2012 and December 31, 2011, respectively.

As the Company’s debt bears interest at floating rates, the Company estimates the carrying values of its debt at June 30, 2012 and December 31, 2011 approximate fair value.

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

ITEM 2:                         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements.  Any statements contained in this Report that are not statements of historical fact are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995.  Forward-looking statements in this Report, including without limitation statements relating to the Company’s plans, strategies, objectives, expectations, intentions, and adequacy of resources, are identified by such words as “will,” “could,” “should,” “would,”  “believe,” “expect,” “intend,” “plan,” “schedule,” “estimate,” “anticipate,” and “project.”  The Company undertakes no obligation to publicly update or revise any forward-looking statements.  The Company cautions that forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from expectations, including without limitation the following:  (i) the Company’s plans, strategies, objectives, expectations, and intentions are subject to change at any time at the Company’s discretion; (ii) the Company’s plans and results of operations will be affected by its ability to maintain and manage its growth; (iii) the Company’s ability to meet short-term and long-term liquidity demands, including servicing the Company’s debt and meeting the Company’s operating and capital needs, conditions in the credit and equity markets, and changes in interest rates on the Company’s debt, including the ability of the Company’s customers and the counterparty to the Company’s interest rate hedges to meet their obligations;  (iv) interruptions to operations and increased expenses at its facilities resulting from changes in mining methods or conditions, inclement weather conditions, natural disasters, accidents, IT systems failures or disruptions or regulatory requirements; (v) increased fuel, electricity, transportation and freight costs; (vi) unanticipated delays, difficulties in financing, or cost overruns in completing construction projects; (vii) the Company’s ability to expand its Lime and Limestone Operations through acquisitions of businesses with related or similar operations, including obtaining financing for such acquisitions, and to successfully integrate acquired operations; (viii) inadequate demand and/or prices for the Company’s lime and limestone products due to the state of the U.S. economy, recessionary pressures in particular industries, including highway and housing related construction and steel, and inability to continue to increase or maintain prices for the Company’s products; (ix) uncertainties of development, production, pipeline capacity and prices with respect to the Company’s Natural Gas Interests, including reduced drilling activities pursuant to the Company’s O & G Lease and Drillsite Agreement, unitization of existing wells, inability to explore for new reserves and declines in production rates; (x) ongoing and possible new regulations, investigations, enforcement actions and costs, legal expenses, penalties, fines, assessments, litigation, judgments and settlements, taxes and disruptions and limitations of operations, including those related to climate change and health and safety and those that could impact the Company’s ability to continue or renew its operating permits; and (xi) other risks and uncertainties set forth in this Report or indicated from time to time in the Company’s filings with the Securities and Exchange Commission (the “SEC”), including the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

The Company’s Natural Gas Interests are held through its wholly owned subsidiary, U.S. Lime Company – O & G, LLC, and consist of royalty and non-operating working interests under the O & G Lease with EOG Resources, Inc. and the Drillsite Agreement with XTO Energy Inc. related to the Company’s Johnson County, Texas property, located in the Barnett Shale Formation, on which Texas Lime Company conducts its lime and limestone operations.

Revenues from the Company’s Lime and Limestone Operations increased 4.0% and 7.9% in the second quarter and first six months 2012 periods, respectively, as compared to last year’s comparable periods, because of average product price increases of approximately 2.3% and 4.0% for the Company’s lime and limestone products in the second quarter and first six months 2012, respectively, compared to the comparable 2011 periods, and increased sales volumes of the Company’s lime and limestone products, principally to its construction customers in the second quarter 2012 and, for the first six months 2012, to its steel customers, which accounted for revenue increases of approximately 1.7% and 3.9% for the 2012 three- and six-month periods, respectively, compared to the comparable 2011 periods.  The ongoing economic uncertainty both impacts demand for the Company’s lime and limestone products, particularly from its industrial customers, and presents a challenge to maintain or increase prices for its lime and limestone products.

The Company’s gross profit from its Lime and Limestone Operations decreased in the second quarter and first six months 2012, compared to the comparable 2011 periods, primarily because of outside contractor stripping costs of $1.4 million incurred in the second quarter 2012 and $1.6 million incurred in first six months 2012, compared to no such outside contractor stripping costs in the comparable 2011 periods.  As part of its mining plan, the Company has elected to contract for additional stripping at two of its quarries, beyond the normal stripping performed by its own personnel, including some in areas with higher than historical overburdens.  The Company plans to continue such contract stripping for the foreseeable future, but at somewhat reduced rates.  The timing and amount of such contract stripping costs in future periods will depend upon, among other things, the availability and cost-effective utilization of the contractors and their equipment.  The decreases in gross profit from the Company’s Lime and Limestone Operations resulting from the increased contract stripping costs in the second quarter and first six months 2012 were partially offset by the increases in revenues for the periods discussed above.

Revenues and gross profit from the Company’s Natural Gas Interests decreased in the second quarter and first six months 2012 due to lower prices for both natural gas and natural gas liquids, compared to the comparable 2011 periods, as well as decreased production volumes resulting from the normal declines in production rates on the Company’s existing natural gas wells.  In addition, revenues for the second quarter and first six months 2011 also included $487 thousand from the final resolution of certain royalty ownership issues on unitized natural gas wells.  The 48.8% and 38.4% decreases in revenues from Natural Gas Interests in the second quarter and first six months 2012, respectively, as compared to last year’s comparable periods, resulted from price decreases (approximately 30.5% and 22.4% for the 2012 three- and six-month periods, respectively, compared to the comparable 2011 periods), lower production volumes (approximately 4.1% and 8.3% for the 2012 three- and six-month periods, respectively, compared to the comparable 2011 periods) and the $487 thousand of revenues related to the resolution of certain royalty ownership issues in the second quarter 2011 (approximately 14.2% and 7.7% for the 2012 three- and six-month periods, respectively, compared to the comparable 2011 periods).  The Company’s gross profit from its Natural Gas Interests decreased for the second quarter and first six months 2012, compared to the comparable 2011 periods, primarily because of the decreases in revenues for the 2012 periods and the fact that the resolution of the royalty ownership issues in the second quarter 2011 contributed $463 thousand to gross profit in the second quarter and first six months 2011.  Lower prices for natural gas and natural gas liquids and continued normal production declines from existing wells will, absent the drilling of new wells, cause gross profit from the Company’s Natural Gas Interests to continue to be below 2011 levels.  The number of producing wells in 2012 decreased to 39 compared to 40 in the second quarter 2011, as one well drilled pursuant to the O&G Lease has been plugged and abandoned by the operator.  No new wells are currently being drilled, or scheduled to be drilled to the Company’s knowledge.  The Company cannot predict the number of additional wells that ultimately will be drilled, if any, or their results.

Liquidity and Capital Resources.

Net cash provided by operating activities was $15.9 million in the six months ended June 30, 2012, compared to $16.5 million in the comparable 2011 period, a decrease of $603 thousand, or 3.7%.  Net cash provided by operating activities is composed of net income, depreciation, depletion and amortization (“DD&A”), deferred income taxes and other non-cash items included in net income, and changes in working capital.  In the first six months 2012, cash provided by operating activities was principally composed of $8.7 million net income, $7.4 million DD&A and $1.0 million deferred income taxes, compared to $10.6 million net income, $6.8 million DD&A and $1.3 million deferred income taxes in the first six months 2011.  The most significant changes in working capital items in the first six months 2012 were net increases in trade receivables, inventories and accounts payable and accrued expenses of $1.1 million, $438 thousand and $419 thousand, respectively.  The most significant changes in working capital in the first six months 2011 were a net increase in trade receivables of $4.3 million and decreases of $908 thousand and $508 thousand in inventories and prepaid expenses and other current assets, respectively. The net increases in trade receivables in the 2012 and 2011 periods primarily resulted from increases in revenues in the second quarters 2012 and 2011, compared to the fourth quarters 2011 and 2010, respectively.

The Company invested $4.8 million in capital expenditures in the first six months 2012, compared to $3.9 million in the same period last year.   Included in capital expenditures during the first six months 2012 and 2011 were $28 thousand and $1.0 million, respectively, for drilling, completion and workover costs for the Company’s non-operating working interests in natural gas wells.

Net cash used in financing activities was $43.2 million and $2.6 million in the 2012 and 2011 first six-month periods, respectively, primarily consisting of $40.8 million and $126 thousand for purchase of treasury shares in the first six months 2012 and 2011, respectively, and repayment of $2.5 million of term loan debt in each year’s period.  Cash and cash equivalents decreased $32.1 million to $21.3 million at June 30, 2012 from $53.4 million at December 31, 2011, and increased $5.0 million during the second quarter 2012 from $16.3 million at March 31, 2012.

The Company’s credit agreement includes a ten-year $40 million term loan (the “Term Loan”), a ten-year $20 million multiple draw term loan (the “Draw Term Loan”) and a $30 million revolving credit facility (the “Revolving Facility”) (collectively, the “Credit Facilities”).  At June 30, 2012, the Company had $343 thousand of letters of credit issued, which count as draws under the Revolving Facility.  Pursuant to a security agreement, the Credit Facilities are secured by the Company’s existing and hereafter acquired tangible assets, intangible assets and real property.

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

The hedges have been effective as defined under applicable accounting rules.  Therefore, changes in fair value of the interest rate hedges are reflected in comprehensive income.  The Company will be exposed to credit losses in the event of non-performance by the counterparty to the hedges.  Due to interest rate declines, the Company’s mark-to-market of its interest rate hedges, at June 30, 2012 and December 31, 2011, resulted in liabilities of $3.1 million and $3.5 million, respectively, which are included in accrued expenses ($1.2 and $1.3 million, respectively) and other liabilities ($1.9 million and $2.2 million, respectively) on the Company’s Condensed Consolidated Balance Sheets.  The Company paid $335 thousand and $674 thousand in quarterly settlement payments pursuant to its hedges during the three- and six-month periods ended June 30, 2012, respectively, compared to payments of $404 thousand and $818 thousand in the comparable prior year three- and six-month periods, respectively.  These payments were included in interest expense in the Condensed Consolidated Statements of Operations.

The Company is not contractually committed to any planned capital expenditures for its Lime and Limestone Operations until actual orders are placed for equipment. Under the Company’s O & G Lease, and pursuant to the Company’s subsequent elections to participate as a 20% non-operating working interest owner, unless, within five days after receiving an AFE (authorization for expenditures) for a proposed well, the Company provides notice otherwise, the Company is deemed to have elected to participate as a 20% non-operating working interest owner.  As a 20% non-operating working interest owner, the Company is responsible for 20% of the costs to drill, complete and workover the well.  Pursuant to the Drillsite Agreement, the Company, as a 12.5% non-operating working interest owner, is responsible for 12.5% of the costs to drill, complete and workover each well.  As of June 30, 2012, the Company had no material open orders or commitments that are not included in current liabilities on the Company’s Condensed Consolidated Balance Sheet.

As of June 30, 2012, the Company had $30.4 million in total debt outstanding and no draws on its $30 million Revolving Facility other than the $343 thousand of letters of credit.  The Company believes that cash on hand, cash generated from operations and funds available under the Revolving Facility will be sufficient to meet the Company’s operating needs, ongoing capital needs and debt service for the next 12 months and its liquidity needs for the near future.

Results of Operations.

Revenues in the second quarter 2012 decreased to $36.5 million from $36.8 million in the comparable prior year quarter, a decrease of $342 thousand, or 0.9%.  Revenues from the Company’s Lime and Limestone Operations in the second quarter 2012 increased $1.3 million, or 4.0%, to $34.7 million from $33.4 million in the comparable 2011 quarter, while revenues from its Natural Gas Interests decreased $1.7 million, or 48.8%, to $1.8 million from $3.5 million in the comparable prior year quarter.  For the six months ended June 30, 2012, revenues increased to $72.5 million from $69.9 million in the comparable 2011 period, an increase of $2.6 million, or 3.7%.  Revenues from the Company’s Lime and Limestone Operations in the first six months 2012 increased $5.1 million, or 7.9%, to $68.6 million from $63.6 million in the comparable 2011 period, while revenues from its Natural Gas Interests decreased $2.4 million, or 38.4%, to $3.9 million from $6.3 million in the comparable prior year period.  The increases in lime and limestone revenues in the 2012 periods as compared to last year’s comparable periods resulted from increased prices realized for the Company’s lime and limestone products and increased sales volumes of the Company’s lime and limestone products as discussed above.  Production volumes from the Company’s Natural Gas Interests for the second quarter 2012 totaled 314 thousand MCF, sold at an average price of $5.64 per MCF, compared to 340 thousand MCF, sold at an average price of $8.75 per MCF, in the comparable 2011 quarter. Production volumes for the first six months 2012 from Natural Gas Interests totaled 655 thousand MCF sold at an average price of $5.94 per MCF, compared to the first six months 2011 when 743 thousand MCF was produced and sold at an average price of $7.85 per MCF.  The Company’s average price per MCF exceeds natural gas prices because its natural gas contains liquids, for which prices normally follow crude oil prices.  Average price per MCF decreased in the 2012 periods compared to the comparable 2011 periods because of lower natural gas prices as well as decreased prices for natural gas liquids, which generally is attributable to the decrease in the price of crude oil over the same periods.   Revenues for the second quarter and first six months 2011 also included $487 thousand from the final resolution of certain royalty ownership issues on unitized natural gas wells.

The Company’s gross profit was $8.4 million for the second quarter 2012, compared to $10.4 million in the comparable 2011 quarter, a decrease of $2.0 million, or 19.7%. Gross profit for the first six months 2012 was $17.6 million, a decrease of $2.3 million, or 11.4%, from $19.8 million in the first six months 2011.

Included in gross profit for the second quarter and first six months 2012 were $7.3 million and $15.3 million, respectively, from the Company’s Lime and Limestone Operations, compared to $7.8 million and $15.4 million, respectively, in the comparable 2011 periods, reflecting decreases of $490 thousand, or 6.3%, and $81 thousand, or 0.1%, in the second quarter and first six months 2012, respectively, compared to last year’s comparable periods. The Company’s gross profit margin from its Lime and Limestone Operations decreased to 21.1% and 22.3% for the second quarter and first six months 2012, respectively, from 23.4% and 24.1%, respectively, in last year’s comparable periods.   The reduced gross profits and gross profit margins as a percent of revenues for the Company’s Lime and Limestone Operations in the second quarter and first six months 2012 resulted primarily from the $1.4 million and $1.6 million in contract stripping costs incurred in the second quarter and first six months 2012, respectively, at two of the Company’s quarries, partially offset by the increased revenues for the 2012 periods discussed above.

Gross profit from the Company’s Natural Gas Interests decreased to $1.0 million and $2.3 million for the second quarter and first six months 2012, respectively, from $2.6 million and $4.5 million, respectively, in the comparable 2011 periods, primarily due to the decreases in revenues compared to the prior year periods and the fact that the second quarter and first six months 2011 included a $463 thousand contribution to gross profit from the resolution of the royalty ownership issues on unitized natural gas wells.

Selling, general and administrative expenses (“SG&A”) were $2.3 million and $2.1 million in the second quarters 2012 and 2011, respectively, an increase of $246 thousand, or 11.8%.  As a percentage of revenues, SG&A increased to 6.4% in the 2012 quarter, compared to 5.6% in the comparable 2011 quarter.  SG&A was $4.6 million and $4.3 million in the first six months 2012 and 2011, respectively, an increase of $328 thousand, or 7.7%.  As a percentage of revenues, SG&A in the first six months 2012 increased to 6.3%, compared to 6.1% in the comparable 2011 period.  The primary reasons for the increases in SG&A in the 2012 periods were an increase in the Company’s allowance for doubtful accounts in the second quarter 2012 compared to no increase in the second quarter 2011, principally related to the bankruptcy filing by one of its customers during the 2012 quarter, and 38.4% and 34.0% increases in non-cash stock-based compensation during the second quarter and first six months 2012, respectively, compared to the comparable 2011 periods due to the increases in the price per share of the Company’s common stock on the most recent grant dates, compared to the prices per share on previous grant dates.

Interest expense in the second quarter 2012 decreased $85 thousand, or 13.6%, to $542 thousand from $627 thousand in the second quarter 2011.  Interest expense decreased $162 thousand,

or 12.7%, in the first six months 2012 to $1.1 million from $1.3 million in the first six months 2011.  The decrease in interest expense in the 2012 periods resulted from decreased average outstanding debt due to the repayment of debt since June 30, 2011.  Interest expense included payments of $335 thousand and $674 thousand that were made pursuant to the Company’s interest rate hedges during the three- and six-month periods ended June 30, 2012, respectively, compared to payments of $404 thousand and $818 thousand in the comparable prior year three- and six-month periods, respectively.

Income tax expense decreased to $1.5 million in the second quarter 2012 from $1.9 million in the second quarter 2011, a decrease of $437 thousand, or 22.5%.   For the first six months 2012, income tax expense decreased to $3.2 million from $3.7 million in the comparable 2011 period, a decrease of $508 thousand, or 13.7%.  The decreases in income tax expense in the 2012 periods compared to the comparable 2011 periods were primarily due to the decreases in the Company’s income before income taxes.

The Company’s net income was $4.1 million ($0.73 per share diluted) in the second quarter 2012, compared to net income of $5.8 million ($0.90 per share diluted) in the second quarter 2011, a decrease of $1.7 million, or 29.9%.  Net income in the first six months 2012 was $8.7 million ($1.48 per share diluted), a decrease of $1.9 million, or 18.1%, compared to the first six months 2011 net income of $10.6 million ($1.65 per share diluted).  Second quarter and first six months 2012 earnings per share were favorably impacted by $0.10 and $0.14  per share, respectively, by the Company’s repurchase of 200,000 shares of its common stock during the third quarter 2011 and 700,000 shares of common stock in the first quarter 2012.

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk.

The Company is exposed to changes in interest rates, primarily as a result of floating interest rates on the Revolving Facility.  At June 30, 2012, the Company had $30.4 million of indebtedness outstanding under floating rate debt. The Company has entered into interest rate hedge agreements to swap floating rates for fixed LIBOR rates at 4.695%, plus the applicable margin, through maturity on the Term Loan balance of $19.2 million, 4.875%, plus the applicable margin, on $8.4 million of the Draw Term Loan balance and 5.500%, plus the applicable margin, on the remaining $2.8 million of the Draw Term Loan balance.  There was no outstanding balance on the Revolving Facility subject to interest rate risk at June 30, 2012.  Any future borrowings under the Revolving Facility would be subject to interest rate risk.  See Note 8 of Notes to Condensed Consolidated Financial Statements.

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

PART II.  OTHER INFORMATION

ITEM 2:  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company’s Amended and Restated 2001 Long-Term Incentive Plan allows employees and directors to pay the exercise price for stock options and the tax withholding liability for the lapse of restrictions on restricted stock by payment in cash and/or delivery of shares of the Company’s common stock.  In the second quarter 2012, pursuant to these provisions the Company received 1,190 shares of its common stock for the payment of tax withholding liability for the lapse of restrictions on restricted stock.  The 1,190 shares were valued at $46.67 per share, the fair market value of one share of the Company’s common stock on the date they were tendered to the Company.

ITEM 4.  MINE SAFETY DISCLOSURES

Under Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K, each operator of a coal or other mine is required to include disclosures regarding certain mine safety results in its periodic reports filed with the SEC.  The operation of the Company’s quarries, underground mine and plants is subject to regulation by the federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977.  The required information regarding certain mining safety and health matters, broken down by mining complex, for the quarter ended June 30, 2012 is presented in Exhibit 95.1 to this Report.

The Company believes that it is responsible to employees to provide a safe and healthy workplace environment. The Company seeks to accomplish this by: training employees in safe work practices; openly communicating with employees; following safety standards and establishing and improving safe work practices; involving employees in safety processes; and recording, reporting and investigating accidents, incidents and losses to avoid reoccurrence.

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

UNITED STATES LIME & MINERALS, INC.

August 2, 2012	By:	/s/ Timothy W. Byrne
Timothy W. Byrne
President and Chief Executive Officer
(Principal Executive Officer)

August 2, 2012	By:	/s/ M. Michael Owens
M. Michael Owens
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

UNITED STATES LIME & MINERALS, INC.

Quarterly Report on Form 10-Q

Quarter Ended

June 30, 2012

Index to Exhibits

EXHIBIT
NUMBER	DESCRIPTION

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.

32.1	Section 1350 Certification by the Chief Executive Officer.

32.2	Section 1350 Certification by the Chief Financial Officer.

95.1	Mine Safety Disclosures.

101	Interactive Data Files.