Form 10-Q
period 2012-09-30
UNITED STATES LIME & MINERALS INC
filed 2012-11-01
CIK 82020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of October 31, 2012, 5,549,935 shares of common stock, $0.10 par value, were outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of dollars)

(Unaudited)

	September 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$27,353	$53,372
Trade receivables, net	16,329	15,595
Inventories	12,395	10,764
Prepaid expenses and other current assets	772	1,207
Total current assets	56,849	80,938

Property, plant and equipment, at cost	242,187	236,740
Less accumulated depreciation and depletion	(125,804)	(115,422)
Property, plant and equipment, net	116,383	121,318

Other assets, net	258	302
Total assets	$173,490	$202,558

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of debt	$6,250	$6,250
Accounts payable	6,103	5,392
Accrued expenses	4,000	4,376
Total current liabilities	16,353	16,018

Debt, excluding current installments	22,917	26,667
Deferred tax liabilities, net	14,441	12,497
Other liabilities	3,690	4,363
Total liabilities	57,401	59,545

Stockholders’ equity:
Common stock	647	645
Additional paid-in capital	18,094	17,199
Accumulated other comprehensive loss	(2,663)	(3,001)
Retained earnings	149,541	136,910
Less treasury stock, at cost	(49,530)	(8,740)

Total stockholders’ equity	116,089	143,013

Total liabilities and stockholders’ equity	$173,490	$202,558

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of dollars, except per share amounts)

(Unaudited)

	THREE MONTHS ENDED				NINE MONTHS ENDED
	September 30,				September 30,
	2012		2011		2012		2011
Revenues
Lime and limestone operations	$32,558	95.4%	$35,658	91.0%	$101,192	94.9%	$99,242	91.0%
Natural gas interests	1,558	4.6%	3,524	9.0%	5,450	5.1%	9,846	9.0%
	34,116	100.0%	39,182	100.0%	106,642	100.0%	109,088	100.0%
Cost of revenues:
Labor and other operating expenses	22,620	66.3%	23,151	59.1%	70,321	66.0%	66,494	61.0%
Depreciation, depletion and amortization	3,737	11.0%	3,492	8.9%	11,006	10.3%	10,243	9.4%
	26,357	77.3%	26,643	68.0%	81,327	76.3%	76,737	70.4%

Gross profit	7,759	22.7%	12,539	32.0%	25,315	23.7%	32,351	29.6%

Selling, general and administrative expenses	2,090	6.1%	2,297	5.9%	6,684	6.3%	6,563	6.0%

Operating profit	5,669	16.6%	10,242	26.1%	18,631	17.4%	25,788	23.6%

Other expense (income):
Interest expense	539	1.6%	618	1.5%	1,657	1.6%	1,898	1.7%
Other, net	(16)	(0.1)%	(50)	(0.1)%	(67)	(0.1)%	(113)	(0.1)%
	523	1.5%	568	1.4%	1,590	1.5%	1,785	1.6%

Income before income taxes	5,146	15.1%	9,674	24.7%	17,041	15.9%	24,003	22.0%
Income tax expense	1,199	3.5%	2,612	6.7%	4,410	4.1%	6,332	5.8%
Net income	$3,947	11.6%	$7,062	18.0%	$12,631	11.8%	$17,671	16.2%

Income per share of common stock:

Basic	$0.71		$1.12		$2.19		$2.77

Diluted	$0.71		$1.11		$2.19		$2.76

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands of dollars)

(Unaudited)

	QUARTER ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2012	2011	2012	2011
Net income	$3,947	$7,062	$12,631	$17,671
Other comprehensive income
Mark-to-market of interest rate hedges, net of tax expenses (benefit) of $59 and ($106), respectively, for the quarters, and $193 and ($33), respectively, for the nine month periods	104	(184)	338	(57)
Total other comprehensive income (loss)	104	(184)	338	$(57)
Comprehensive income	$4,051	$6,878	$12,969	$17,614

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of dollars)

(Unaudited)

	NINE MONTHS ENDED
	September 30,
	2012	2011

Operating Activities:
Net income	$12,631	$17,671
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	11,216	10,378
Amortization of deferred financing costs	34	34
Deferred income taxes	1,861	3,489
Loss on disposition of property, plant and equipment	82	102
Stock-based compensation	822	623
Changes in operating assets and liabilities:
Trade receivables	(734)	(4,903)
Inventories	(1,631)	1,097
Prepaid expenses and other current assets	435	116
Other assets	3	9
Accounts payable and accrued expenses	435	101
Other liabilities	(267)	386
Net cash provided by operating activities	24,887	29,103

Investing Activities:
Purchase of property, plant and equipment	(6,489)	(7,075)
Proceeds from sale of property, plant and equipment	48	129
Net cash used in investing activities	(6,441)	(6,946)

Financing Activities:
Repayments of term loans	(3,750)	(3,750)
Purchase of treasury shares	(40,790)	(8,256)
Proceeds from exercise of stock options	75	—
Net cash used in financing activities	(44,465)	(12,006)

Net (decrease) increase in cash and cash equivalents	(26,019)	10,151
Cash and cash equivalents at beginning of period	53,372	36,223

Cash and cash equivalents at end of period	$27,353	$46,374

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.              Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by the Company without independent audit.  In the opinion of the Company’s management, all adjustments of a normal and recurring nature necessary to present fairly the financial position, results of operations, comprehensive income and cash flows for the periods presented have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2011.  The results of operations for the three- and nine-month periods ended September 30, 2012 are not necessarily indicative of operating results for the full year.

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

The Company’s Natural Gas Interests segment is operated through its wholly owned subsidiary, U.S. Lime Company — O & G, LLC (“U.S. Lime O & G”).  Under a lease agreement (the “O&G Lease”), U.S. Lime O & G has royalty interests ranging from 15.4% to 20% and a 20% non-operating working interest, resulting in an overall average revenue interest of 34.7%, with respect to oil and gas rights in the 33 remaining wells drilled pursuant to the O&G Lease on the Company’s approximately 3,800 acres of land located in Johnson County, Texas, in the Barnett Shale Formation. Through U. S. Lime O & G, the Company also has a drillsite and production facility lease agreement and subsurface easement (the “Drillsite Agreement”) relating to approximately 538 acres of land contiguous to the Company’s Johnson County, Texas property.  Pursuant to the Drillsite Agreement, the Company receives a 3% royalty interest and a 12.5% non-operating working interest, resulting in a 12.4% overall average revenue interest, in the six wells drilled from pad sites located on the Company’s property.

3.              Accounting Policies

Revenue Recognition.  The Company recognizes revenue for its Lime and Limestone Operations in accordance with the terms of its purchase orders, contracts or purchase agreements, which generally are upon shipment, and when payment is considered probable. The Company’s returns and allowances are minimal.  Revenues include external freight billed to customers with related costs in cost of revenues.  External freight billed to customers included in 2012 and 2011 revenues was $6.7 million and $7.1 million for the three-month periods, and $20.5 million and $20.2 for the nine-month periods, respectively, which approximates the amount of external freight included in cost of revenues.    Sales taxes billed to customers are not included in revenues.  For its Natural Gas Interests, the Company recognizes revenue in the month of production and delivery.

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

Fair Values of Financial Instruments.  Fair value is defined as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.”  The Company uses a three-tier fair value hierarchy, which classifies the inputs used in measuring fair values, in determining the fair value of its financial assets and liabilities.  These tiers include:  Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.  There were no changes in the methods and assumptions used in measuring fair value during the periods reported on. The Company’s financial liabilities measured at fair value on a recurring basis at September 30, 2012 and December 31, 2011 are summarized below (in thousands):

			Significant Other Observable Inputs (Level 2)
	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011	Valuation Technique
Interest rate swap liabilities	$(2,954)	(3,486)	(2,954)	(3,486)	Cash flows approach

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

The following table sets forth operating results and certain other financial data for the Company’s two business segments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues
Lime and limestone operations	$32,558	35,658	$101,192	99,242
Natural gas interests	1,558	3,524	5,450	9,846
Total revenues	$34,116	39,182	$106,642	109,088
Depreciation, depletion and amortization
Lime and limestone operations	$3,457	3,046	$10,121	9,102
Natural gas interests	280	446	885	1,141
Total depreciation, depletion and amortization	$3,737	3,492	$11,006	10,243
Gross profit
Lime and limestone operations	$6,972	10,092	$22,247	25,446
Natural gas interests	787	2,447	3,068	6,905
Total gross profit	$7,759	12,539	$25,315	32,351
Capital expenditures
Lime and limestone operations	$1,693	2,648	$6,425	5,566
Natural gas interests	36	540	64	1,509
Total capital expenditures	$1,729	3,188	$6,489	7,075

5.              Income Per Share of Common Stock

The following table sets forth the computation of basic and diluted income per common share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Numerator:
Income for basic and diluted income per common share	$3,947	7,062	$12,631	17,671
Denominator:
Weighted-average shares for basic income per share	5,550	6,322	5,757	6,384
Effect of dilutive securities:
Employee and director stock options (1)	8	16	11	17
Adjusted weighted-average shares and assumed exercises for diluted income per share	5,558	6,338	5,768	6,401
Income per share of common stock:
Basic	$0.71	1.12	$2.19	2.77
Diluted	$0.71	1.11	$2.19	2.76

(1)  Options to acquire 9.9 and 9.5 shares of common stock were excluded from the calculation of dilutive securities for the 2012 and 2011 periods, respectively, as they were anti-dilutive because the exercise price exceeded the average per share market price for the periods presented.

6.              Comprehensive Income and Accumulated Other Comprehensive Loss

The following table presents the components of comprehensive income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income	$3,947	7,062	$12,631	17,671
Reclassification to interest expense	321	399	995	1,217
Deferred tax (expense) benefit	(59)	106	(193)	33
Mark-to-market of interest rate hedges	(158)	(689)	(464)	(1,307)
Comprehensive income	$4,051	6,878	$12,969	17,614

Accumulated other comprehensive loss consisted of the following (in thousands):

	September 30, 2012	December 31, 2011
Mark-to-market of interest rate hedges, net of tax benefit	$(1,881)	$(2,219)
Minimum pension liability adjustments, net of tax benefit	(782)	(782)
Accumulated other comprehensive loss	$(2,663)	$(3,001)

7.     Inventories

Inventories are valued principally at the lower of cost, determined using the average cost method, or market.   Costs for raw materials and finished goods include materials, labor, and production overhead.   Inventories consisted of the following (in thousands):

	September 30, 2012	December 31, 2011
Lime and limestone inventories:
Raw materials	$5,621	$3,540
Finished goods	1,531	2,107
	7,152	5,647
Service parts inventories	5,243	5,117
Total inventories	$12,395	$10,764

8.              Banking Facilities

The Company’s credit agreement includes a ten-year $40 million term loan (the “Term Loan”), a ten-year $20 million multiple draw term loan (the “Draw Term Loan”) and a $30 million revolving credit facility (the “Revolving Facility”) (collectively, the “Credit Facilities”).  At September 30, 2012, the Company had $343 thousand of letters of credit issued, which count as draws under the Revolving Facility.  Pursuant to a security agreement, the Credit Facilities are secured by the Company’s existing and hereafter acquired tangible assets, intangible assets and real property.

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

The interest rate hedges have been effective as defined under applicable accounting rules.  Therefore, changes in fair value of the hedges are reflected in comprehensive income.  The Company will be exposed to credit losses in the event of non-performance by the counterparty to the hedges.  Due to interest rate declines, the Company’s mark-to-market of its interest rate hedges at September 30, 2012 and December 31, 2011 resulted in liabilities of $3.0 million and $3.5 million, respectively, which are included in accrued expenses ($1.2 and $1.3 million, respectively) and other liabilities ($1.8 million and $2.2 million, respectively) on the Company’s Condensed Consolidated Balance Sheets.  The Company paid $321 thousand and $1.0 million in quarterly settlement payments pursuant to its hedges during the three- and nine-month periods ended September 30, 2012, respectively, compared to payments of $399 thousand and $1.2 million in the comparable prior year three- and nine-month periods, respectively.  These payments were included in interest expense in the Condensed Consolidated Statements of Operations.

A summary of outstanding debt at the dates indicated is as follows (in thousands):

	September 30,	December 31,
	2012	2011

Term Loan	$18,334	$20,834
Draw Term Loan	10,833	12,083
Revolving Facility (1)	—	—
Subtotal	29,167	32,917
Less current installments	6,250	6,250
Debt, excluding current installments	$22,917	$26,667

(1) The Company had letters of credit totaling $343 and $322 issued on the Revolving Facility at September 30, 2012 and December 31, 2011, respectively.

As the Company’s debt bears interest at floating rates, the Company estimates the carrying values of its debt at September 30, 2012 and December 31, 2011 approximate fair value.

9.              Income Taxes

The Company has estimated its effective income tax rate for 2012 will be approximately 25.9%.  As in prior periods, the primary reason for the effective rate being below the federal statutory rate is due to statutory depletion, which is allowed for income tax purposes and is a permanent difference between net income for financial reporting purposes and taxable income.

ITEM 2:             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements.    Any statements contained in this Report that are not statements of historical fact are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995.  Forward-looking statements in this Report, including without limitation statements relating to the Company’s plans, strategies, objectives, expectations, intentions, and adequacy of resources, are identified by such words as “will,” “could,” “should,” “would,”  “believe,” “expect,” “intend,” “plan,” “schedule,” “estimate,” “anticipate,” and “project.”  The Company undertakes no obligation to publicly update or revise any forward-looking statements.  The Company cautions that forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from expectations, including without limitation the following:  (i) the Company’s plans, strategies, objectives, expectations, and intentions are subject to change at any time at the Company’s discretion; (ii) the Company’s plans and results of operations will be affected by its ability to maintain and manage its growth; (iii) the Company’s ability to meet short-term and long-term liquidity demands, including servicing the Company’s debt and meeting the Company’s operating and capital needs, conditions in the credit and equity markets, and changes in interest rates on the Company’s debt, including the ability of the Company’s customers and the counterparty to the Company’s interest rate hedges to meet their obligations;  (iv) interruptions to operations and increased expenses at its facilities resulting from changes in mining methods or conditions, inclement weather conditions, natural disasters, accidents, IT systems failures or disruptions or regulatory requirements; (v) increased fuel, electricity, transportation and freight costs; (vi) unanticipated delays, difficulties in financing, or cost overruns in completing capital projects; (vii) the Company’s ability to expand its Lime and Limestone Operations through acquisitions of businesses with related or similar operations, including obtaining financing for such acquisitions, and to successfully integrate acquired operations; (viii) inadequate demand and/or prices for the Company’s lime and limestone products due to the state of the U.S. economy, recessionary pressures in particular industries, including highway and housing related construction, steel, and oil and gas services, and inability to continue to increase or maintain prices for the Company’s products; (ix) uncertainties of development, production, pipeline capacity and prices with respect to the Company’s Natural Gas Interests, including the reduction or suspension of drilling activities pursuant to the Company’s O & G Lease and Drillsite Agreement, unitization of existing wells, inability to explore for new reserves, declines in production rates and plugging and abandoning of existing wells; (x) ongoing and possible new regulations, investigations, enforcement actions and costs, legal expenses, penalties, fines, assessments, litigation, judgments and settlements, taxes and disruptions and limitations of operations, including those related to climate change and health and safety and those that could impact the Company’s ability to continue or renew its operating permits; and (xi) other risks and uncertainties set forth in this Report or indicated from time to time in the Company’s filings with the Securities and Exchange Commission (the “SEC”), including the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

Revenues from the Company’s Lime and Limestone Operations decreased 8.7% in the third quarter 2012, compared to the third quarter 2011, primarily because of decreased sales volumes of approximately 10.6% for the Company’s lime and limestone products, principally to its steel, oil and gas services and roof shingle customers.  The decreased sales volumes were partially offset by average product price increases of approximately 1.9% realized for the Company’s lime and limestone products in the third quarter 2012 compared to the comparable 2011 quarter.  Revenues from the Company’s Lime and Limestone Operations in the first nine months 2012 increased 2.0%, compared to the first nine months 2011, primarily due to average product price increases of approximately 2.9% in the 2012 period compared to the comparable 2011 period, partially offset by an approximately 0.9% decrease in sales volumes, principally due to decreased demand from its oil and gas services customers, in the first nine months 2012 compared to the comparable 2011 period.  The Company expects demand from its steel, oil and gas services and roof shingle customers will continue to be lower in the fourth quarter 2012, compared to the fourth quarter 2011, although its diverse customer base for its lime and limestone products may provide opportunities to offset some of the anticipated reduced demand from those customers.  The ongoing economic uncertainty both impacts demand for the Company’s lime and limestone products, particularly from its industrial customers, and presents a challenge to maintain or increase prices for its lime and limestone products.

The Company’s gross profit from its Lime and Limestone Operations decreased in the third quarter and first nine months 2012, compared to the third quarter and first nine months 2011, primarily because of the decrease in revenues in the third quarter 2012, compared to the comparable 2011 quarter, and because of outside contractor stripping costs of $1.0 million and $2.6 million incurred in the third quarter and first nine months 2012, respectively, compared to no such outside contractor stripping costs in the comparable 2011 periods.  As part of its mining plan, the Company elected to contract for additional stripping at its two quarries, beyond the normal stripping performed by its own personnel, including some in areas with higher than historical overburdens.  Although the Company has not contracted for any outside contractor stripping in the fourth quarter 2012, the Company plans to continue such contract stripping in the future, but at somewhat reduced rates.  The timing and amount of such contract stripping costs in future periods will depend upon, among other things, the availability and cost-effective utilization of the contractors and their equipment.

Revenues and gross profit from the Company’s Natural Gas Interests decreased in the third quarter and first nine months 2012 due to lower prices for both natural gas and natural gas liquids, compared to the comparable 2011 periods, as well as decreased production volumes resulting from the normal declines in production rates on the Company’s existing natural gas wells.  In addition, revenues for the first nine months 2011 also included $487 thousand from the final resolution of certain royalty ownership issues on unitized natural gas wells in the second quarter 2011.  The 55.8% and 44.6% decreases in revenues from Natural Gas Interests in the third quarter and first nine months 2012, respectively, as compared to last year’s comparable periods, resulted from price decreases (approximately 35.9% and 27.0% lower for the 2012 three- and nine-month periods, respectively, compared to the comparable 2011 periods), lower production volumes (approximately 19.9% and 12.6% lower for the 2012 three- and nine-month periods, respectively, compared to the comparable 2011 periods) and the $487 thousand of revenues related to the resolution of certain royalty ownership issues in the first nine months 2011 (approximately 5.0% lower for the 2012 nine-month period, compared to the comparable 2011 period).  The Company’s gross profit from its Natural Gas Interests decreased for the third quarter and first nine months 2012, compared to the comparable 2011 periods, because of the decreases in revenues for the 2012 periods and the fact that the resolution of the royalty ownership issues in the second quarter 2011 contributed $463 thousand to gross profit in the first nine months 2011.  Lower prices for natural gas and natural gas liquids and continued normal production declines from existing wells will, absent the drilling of new wells, cause gross profit from the Company’s Natural Gas Interests to continue to decline.  The number of producing wells in 2012 decreased to 39 compared to 40 in 2011, as one well drilled pursuant to the O&G Lease has been plugged and abandoned by the operator.  No new wells are currently being drilled, or scheduled to be drilled to the Company’s knowledge.  The Company cannot predict the number of additional wells that ultimately will be drilled, if any, or their results.

Liquidity and Capital Resources.

Net cash provided by operating activities was $24.9 million in the nine months ended September 30, 2012, compared to $29.1 million in the comparable 2011 period, a decrease of $4.2 million, or 14.5%.  Net cash provided by operating activities is composed of net income, depreciation, depletion and amortization (“DD&A”), deferred income taxes and other non-cash items included in net income, and changes in working capital.  In the first nine months 2012, cash provided by operating activities was principally composed of $12.6 million net income, $11.2 million DD&A and $1.9 million deferred income taxes, compared to $17.7 million net income, $10.4 million DD&A and $3.5 million deferred income taxes in the first nine months 2011. The most significant changes in working capital items in the first nine months 2012 were increases in inventories and trade receivables of $1.6 million and $734 thousand, respectively. The most significant changes in working capital in the first nine months 2011 were an increase in trade receivables of $4.9 million and a decrease of $1.1 million in inventories.  The increases in trade receivables in both periods primarily resulted from an increase in revenues in the third quarter of each year compared to the fourth quarter of the corresponding prior year.

The Company invested $6.5 million and $7.1 million in capital expenditures in the first nine months 2012 and 2011, respectively.   Included in capital expenditures during the first nine months 2012 and 2011 were 64 thousand and $1.5 million, respectively, for drilling, completion and workover costs for the Company’s non-operating working interests in natural gas wells.

Net cash used in financing activities was $44.5 million and $12.0 million in the first nine months 2012 and 2011, respectively, including $3.8 million for repayments of term loan debt in each period. The Company also spent $40.8 million and $8.3 million in the 2012 and 2011 periods, respectively, to purchase treasury shares.  Cash and cash equivalents decreased $26.0 million to $27.4 million at September 30, 2012 from $53.4 million at December 31, 2011, and increased $6.1 million during the third quarter 2012 from $21.3 million at June 30, 2012.

The Company’s credit agreement includes a ten-year $40 million term loan (the “Term Loan”), a ten-year $20 million multiple draw term loan (the “Draw Term Loan”) and a $30 million revolving credit facility (the “Revolving Facility”) (collectively, the “Credit Facilities”).  At September 30, 2012, the Company had $343 thousand of letters of credit issued, which count as draws under the Revolving Facility.  Pursuant to a security agreement, the Credit Facilities are secured by the Company’s existing and hereafter acquired tangible assets, intangible assets and real property.

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

The interest rate hedges have been effective as defined under applicable accounting rules.  Therefore, changes in fair value of the hedges are reflected in comprehensive income.  The Company will be exposed to credit losses in the event of non-performance by the counterparty to the hedges.  Due to interest rate declines, the Company’s mark-to-market of its interest rate hedges at September 30, 2012 and December 31, 2011 resulted in liabilities of $3.0 million and $3.5 million, respectively, which are included in accrued expenses ($1.2 and $1.3 million, respectively) and other liabilities ($1.8 million and $2.2 million, respectively) on the Company’s Condensed Consolidated Balance Sheets.  The Company paid $321 thousand and $1.0 million in quarterly settlement payments pursuant to its hedges during the three- and nine-month periods ended September 30, 2012, respectively, compared to payments of $399 thousand and $1.2 million in the comparable prior year three- and nine-month periods, respectively.  These payments were included in interest expense in the Condensed Consolidated Statements of Operations.

The Company is not contractually committed to any planned capital expenditures for its Lime and Limestone Operations until actual orders are placed. Under the Company’s O & G Lease, and pursuant to the Company’s subsequent elections to participate as a 20% non-operating working interest owner, unless, within five days after receiving an AFE (authorization for expenditures) for a proposed well, the Company provides notice otherwise, the Company is deemed to have elected to participate as a 20% working interest owner.  As a 20% non-operating working interest owner, the Company is responsible for 20% of the costs to drill, complete and workover the well.  Pursuant to the Drillsite Agreement, the Company, as a 12.5% non-operating working interest owner, is responsible for 12.5% of the costs to drill, complete and workover each well.  As of September 30, 2012, the Company had no material open orders or commitments that are not included in current liabilities on the Company’s Condensed Consolidated Balance Sheet.

As of September 30, 2012, the Company had $29.2 million in total debt outstanding and no draws on its $30 million Revolving Facility other than the $343 thousand of letters of credit.  The Company believes that cash on hand, cash generated from operations and funds available under the Revolving Facility will be sufficient to meet the Company’s operating needs, ongoing capital needs and debt service for the next 12 months and its liquidity needs for the near future.

Results of Operations.

Revenues in the third quarter 2012 decreased to $34.1 million from $39.2 million in the comparable prior year quarter, a decrease of $5.1 million, or 12.9%.  Revenues from the Company’s Lime and Limestone Operations in the third quarter 2012 decreased $3.1 million, or 8.7%, to $32.6 million from $35.7 million in the comparable 2011 quarter, while revenues from its Natural Gas Interests decreased $2.0 million, or 55.8%, to $1.6 million from $3.5 million in the comparable prior year quarter.  For the nine months ended September 30, 2012, revenues decreased to $106.6 million from $109.1 million in the comparable 2011 period, a decrease of $2.4 million, or 2.2%.  Revenues from the Company’s Lime and Limestone Operations in the first nine months 2012 increased $2.0 million, or 2.0%, to $101.2 million from $99.2 million in the comparable 2011 period, while revenues from its Natural Gas Interests decreased $4.4 million, or 44.6%, to $5.5 million from $9.8 million in the comparable prior year period.  As discussed above, the decrease in lime and limestone revenues in the third quarter 2012, compared to last year’s comparable quarter, resulted primarily from decreased sales volumes of the Company’s lime and limestone products, partially offset by an increase in prices realized for the Company’s lime and limestone products, and the increase in lime and limestone revenues in the first nine months 2012, compared to the comparable 2011 period, resulted primarily from increased prices, partially offset by decreased sales volumes of the Company’s lime and limestone products.

Production volumes from the Company’s Natural Gas Interests for the third quarter 2012 totaled 303 thousand MCF, sold at an average price of $5.19 per MCF, compared to 435 thousand MCF, sold at an average price of $8.10 per MCF, in the comparable 2011 quarter. Production volumes for the first nine months 2012 from Natural Gas Interests totaled 957 thousand MCF sold at an average price of $5.69 per MCF, compared to the first nine months 2011 when 1.2 BCF was produced and sold at an average price of $8.37 per MCF.  In the 2012 periods, the decrease in production volumes resulted from the normal declines in production rates on existing wells.  Average price per MCF decreased in the 2012 periods compared to the comparable 2011 periods because of decreased prices for both natural gas and natural gas liquids contained in the Company’s natural gas, which is attributable to the decrease in the price of crude oil over the same periods. Natural Gas Interests revenues for the first nine months 2011 also included $487 thousand from the final favorable resolution of certain royalty ownership issues on unitized natural gas wells in the second quarter 2011.

The Company’s gross profit was $7.8 million for the third quarter 2012, compared to $12.5 million in the comparable 2011 quarter, a decrease of $4.8 million, or 38.1%. Gross profit for the first nine months 2012 was $25.3 million, a decrease of $7.0 million, or 21.7%, from $32.4 million in the first nine months 2011.

Included in gross profit for the third quarter and first nine months 2012 were $7.0 million and $22.2 million, respectively, from the Company’s Lime and Limestone Operations, compared to $10.1 million and $25.4 million, respectively, in the comparable 2011 periods, reflecting decreases of $3.1 million, or 30.9%, and $3.2 million, or 12.6%, in the third quarter and first nine months 2012, respectively, compared to last year’s comparable periods. The Company’s gross profit margin as a percent of revenues for the Company’s Lime and Limestone Operations decreased to 21.4% and 22.0% for the third quarter and first nine months 2012, respectively, from 28.3% and 25.6%, respectively, in last year’s comparable periods.   The reduced gross profits and gross profit margins in the third quarter and first nine months 2012, compared to the comparable 2011 periods, resulted primarily from the $1.0 million and $2.6 million in contract stripping costs incurred in the third quarter and first nine months 2012, respectively, at two of the Company’s quarries, and, for the third quarter 2012 compared to the comparable 2011 quarter, reduced revenues.

Gross profit from the Company’s Natural Gas Interests decreased to $0.8 million and $3.1 million for the third quarter and first nine months 2012, respectively, from $2.4 million and $6.9 million, respectively, in the comparable 2011 periods, due to the decreases in revenues compared to the comparable prior year periods and the fact that the first nine months 2011 included a $463 thousand contribution to gross profit from the resolution of the royalty ownership issues on unitized natural gas wells.

Selling, general and administrative expenses (“SG&A”) was $2.1 million in the third quarter 2012, compared to $2.3 million in the third quarter 2011, a decrease of $207 thousand, or 9.0%.    As a percentage of revenues, SG&A was 6.1% and 5.9% in the 2012 and 2011 quarters, respectively.  SG&A was $6.7 million in the first nine months 2012, compared to $6.6 million in 2011, an increase of $121 thousand, or 1.8%.  As a percentage of revenues, SG&A was 6.3% and 6.0% in the first nine months 2012 and 2011, respectively.

Interest expense in the third quarter 2012 decreased $79 thousand, or 12.8%, to $539 thousand from $618 thousand in the third quarter 2011.  Interest expense in the first nine months 2012 decreased to $1.7 million compared to $1.9 million in the comparable 2011 period, a decrease of $241 thousand, or 12.7%.  The decrease in interest expense in the 2012 periods resulted from decreased average outstanding debt due to the repayment of $5.0 million of debt since September 30, 2011.  Interest expense included payments of $321 thousand and $1.0 million that were made pursuant to the Company’s interest rate hedges during the three- and nine-month periods ended September 30, 2012, respectively, compared to payments of $399 thousand and $1.2 million in the comparable prior year three- and nine-month periods, respectively.

Income tax expense decreased to $1.2 million in the third quarter 2012 from $2.6 million in the third quarter 2011, a decrease of $1.4 million, or 54.1%.   For the first nine months 2012, income tax expense decreased to $4.4 million from $6.3 million in the comparable 2011 period, a decrease of $1.9 million, or 30.3%.  The decreases in income tax expense in the 2012 periods compared to the comparable 2011 periods were due to the decreases in the Company’s income before income taxes.

The Company’s net income was $3.9 million ($0.71 per share diluted) in the third quarter 2012, compared to net income of $7.1 million ($1.11 per share diluted) in the third quarter 2011, a decrease of $3.1 million, or 44.1%.  Net income in the first nine months 2012 was $12.6 million ($2.19 per share diluted), a decrease of $5.0 million, or 28.5%, compared to the first nine months 2011 net income of $17.7 million ($2.76 per share diluted).  The third quarter and first nine months 2012 earnings per share diluted were favorably impacted by $0.09 and $0.29 per share, respectively, by the Company’s repurchase of 200,000 shares of its common stock during the third quarter 2011 and 700,000 shares of common stock in the first quarter 2012.

ITEM 3:               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk.

The Company is exposed to changes in interest rates, primarily as a result of floating interest rates on the Revolving Facility.  At September 30, 2012, the Company had $29.2 million of indebtedness outstanding under floating rate debt. The Company has entered into interest rate hedge agreements to swap floating rates for fixed LIBOR rates at 4.695%, plus the applicable margin, through maturity on the Term Loan balance of $18.4 million, 4.875%, plus the applicable margin, on $8.1 million of the Draw Term Loan balance and 5.500%, plus the applicable margin, on the remaining $2.7 million of the Draw Term Loan balance.  There was no outstanding balance on the Revolving Facility subject to interest rate risk at September 30, 2012.  Any future borrowings under the Revolving Facility would be subject to interest rate risk.  See Note 8 of Notes to Condensed Consolidated Financial Statements.

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

PART II.             OTHER INFORMATION

ITEM 4:               MINE SAFETY DISCLOSURES

Under Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K, each operator of a coal or other mine is required to include disclosures regarding certain mine safety results in its periodic reports filed with the SEC.  The operation of the Company’s quarries, underground mine and plants is subject to regulation by the federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977.  The required information regarding certain mining safety and health matters, broken down by mining complex, for the quarter ended September 30, 2012 is presented in Exhibit 95.1 to this Report.

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

UNITED STATES LIME & MINERALS, INC.

November 1, 2012	By:	/s/ Timothy W. Byrne
Timothy W. Byrne
President and Chief Executive Officer
(Principal Executive Officer)

November 1, 2012	By:	/s/ M. Michael Owens
M. Michael Owens
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

UNITED STATES LIME & MINERALS, INC.

Quarterly Report on Form 10-Q

Quarter Ended

September 30, 2012

Index to Exhibits

EXHIBIT
NUMBER	DESCRIPTION

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.
32.1	Section 1350 Certification by the Chief Executive Officer.
32.2	Section 1350 Certification by the Chief Financial Officer.
95.1	Mine Safety Disclosures.
101	Interactive Data Files.