Form 10-K
period 2012-12-31
UNITED STATES LIME & MINERALS INC
filed 2013-03-07
CIK 82020

Use these links to rapidly review the document

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

         Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. ☒

         Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one) :

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

         Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of Common Stock held by non-affiliates computed as of the last business day of the Registrant's quarter ended June 30, 2012: $80,822,508.

         Number of shares of Common Stock outstanding as of March 7, 2013: 5,560,026.

DOCUMENTS INCORPORATED BY REFERENCE

         Part III incorporates information by reference from the Registrant's definitive Proxy Statement to be filed for its 2013 Annual Meeting of Shareholders. Part IV incorporates certain exhibits by reference from the Registrant's previous filings.

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

Lime and Limestone Operations.

        Business and Products.    The Company, through its Lime and Limestone Operations, is a manufacturer of lime and limestone products, supplying primarily the construction (including highway, road and parking lot contractors), metals (including steel producers), environmental (including municipal sanitation and water treatment facilities and flue gas treatment), oil and gas services, industrial (including paper and glass manufacturers), roof shingle and agriculture (including poultry and cattle feed producers) industries. The Company is headquartered in Dallas, Texas and operates lime and limestone plants and distribution facilities in Arkansas, Colorado, Louisiana, Oklahoma and Texas through its wholly owned subsidiaries, Arkansas Lime Company, Colorado Lime Company, Texas Lime Company, U.S. Lime Company, U.S. Lime Company—Shreveport, U.S. Lime Company—St. Clair and U.S. Lime Company—Transportation.

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

        PLS is used in the production of construction materials such as roof shingles and asphalt paving, as an additive to agriculture feeds, in the production of glass, as a soil enhancement, in flue gas treatment for utilities and other industries requiring scrubbing of emissions for environmental purposes and for mine safety dust in coal mining operations. Quicklime is used primarily in metal processing, in flue gas treatment, in soil stabilization for highway, road and building construction, as well as for oilfield roads and drill sites, in the manufacturing of paper products and in sanitation and water treatment systems. Hydrated lime is used primarily in municipal sanitation and water treatment, in soil stabilization for highway, road and building construction, in flue gas treatment, in asphalt as an anti-stripping agent, as a conditioning agent for oil and gas drilling mud, in the production of chemicals and in the production of construction materials such as stucco, plaster and mortar. Lime slurry is used primarily in soil stabilization for highway, road and building construction.

        Product Sales.    In 2012, the Company sold almost all of its lime and limestone products in the states of Arizona, Arkansas, Colorado, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Maryland,

Mississippi, Missouri, New Mexico, Oklahoma, Pennsylvania, Tennessee, and Texas. Sales were made primarily by the Company's nine sales employees who call on current and potential customers and solicit orders, which are generally made on a purchase-order basis. The Company also receives orders in response to bids that it prepares and submits to current and potential customers.

        Principal customers for the Company's lime and limestone products are construction customers (including highway, road and parking lot contractors), metals producers (including steel producers), environmental customers (including municipal sanitation and water treatment facilities and flue gas treatment), oil and gas services companies, industrial customers (including paper manufacturers and glass manufacturers), roof shingle manufacturers and poultry and cattle feed producers. During 2012, the strongest demand for the Company's lime and limestone products was from construction customers, metals producers, environmental customers, oil and gas services companies and roof shingle manufacturers.

        Approximately 650 customers accounted for the Company's sales of lime and limestone products during 2012. No single customer accounted for more than 10% of such sales. The Company is generally not subject to significant customer demand and credit risks as its customers are considerably diversified as to geographic location and industrial concentration. However, given the nature of the lime and limestone industry, the Company's profits are very sensitive to changes in sales volume and prices.

        Lime and limestone products are transported by truck and rail to customers generally within a radius of 400 miles of each of the Company's plants. All of the Company's 2012 sales were made within the United States.

        Order Backlog.    The Company does not believe that backlog information accurately reflects anticipated annual revenues or profitability from year to year.

        Seasonality.    The Company's sales have typically reflected seasonal trends, with the largest percentage of total annual shipments and revenues being realized in the second and third quarters. Lower seasonal demand normally results in reduced shipments and revenues in the first and fourth quarters. Inclement weather conditions generally have a negative impact on the demand for lime and limestone products supplied to construction-related customers, as well as on the Company's open-pit quarrying operations.

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

        Texas Lime operates a quarry, located on approximately 3,200 acres of land that contains known high-quality limestone reserves in a bed averaging 28 feet in thickness, with an overburden that ranges from 0 to 50 feet. Texas Lime also has mineral interests in approximately 560 acres of land adjacent to the northwest boundary of its property. The reserves, as of December 31, 2012, were approximately 25 million tons of proven recoverable reserves plus approximately 91 million tons of probable recoverable reserves. Assuming the current level of production and recovery rate is maintained, the Company estimates that these reserves are sufficient to sustain operations for more than 75 years.

        Arkansas Lime operates two quarries and has hydrated lime and limestone production facilities on a second site linked to the quarries by its own standard-gauge railroad. The quarries cover approximately 1,050 acres of land located in Independence County, Arkansas containing a known deposit of high-quality limestone reserves (the "Batesville Quarry"). The average thickness of the high-quality limestone bed is approximately 60 feet, with an average overburden thickness of approximately 30 feet. The aggregate reserves for the Batesville Quarry, as of December 31, 2012, were approximately 19 million tons of proven recoverable reserves. In 2005, the Company acquired approximately 2,500 acres of land in nearby Izard County, Arkansas (the "North Quarry"). The high-quality reserves on these 2,500 acres, as of December 31, 2012, were approximately 76 million tons of probable recoverable reserves. When the Company decides to access these reserves, it will incur development costs to improve the transportational infrastructure between the North Quarry and Arkansas Lime's production facilities. Assuming the current level of production and recovery rate is maintained, the Company estimates that its total reserves in Arkansas are sufficient to sustain operations for approximately 65 years.

        St. Clair, acquired by the Company in December 2005, operates an underground mine located on approximately 500 acres it owns containing high-quality limestone reserves. The reserves, as of December 31, 2012, were approximately 14 million tons of probable recoverable reserves on the 500 acres. Assuming the current level of production and recovery rate is maintained, the Company estimates that the probable recoverable reserves are sufficient to sustain operations for more than 25 years. In addition, St. Clair also has the right to mine the high-quality limestone contained in approximately 1,500 adjacent acres pursuant to long-term mineral leases. Although limestone is being mined from a portion of the leased properties, the Company has not conducted a drilling program to identify and categorize reserves on the 1,500 leased acres.

        During 2012, the Company produced an aggregate of approximately 3 million tons of limestone from its quarries and mine.

        Colorado Lime acquired the Monarch Pass Quarry in November 1995 and has not carried out any mining on the property. A review of the potential limestone resources has been completed by independent geologists; however, the Company has not initiated a drilling program. Consequently, it is not possible to identify and categorize reserves. The Monarch Pass Quarry, which had been operated for many years until the early 1990s, contains a mixture of limestone types, including high-quality calcium limestone and dolomite. Assuming the current level of production is maintained, the Company estimates that the remaining crushed stone stockpiles on the property are sufficient to supply its plants in Salida and Delta, Colorado for approximately 15 years.

        Quarrying and Mining.    The Company extracts limestone by the open-pit method at its Texas and Arkansas quarries. Monarch Pass Quarry is also an open-pit quarry, but is not being mined at this time. The open-pit method consists of removing any overburden comprising soil, trees and other substances, including inferior limestone, and then extracting the exposed high-quality limestone. The Company removes such overburden by utilizing both its own employees and equipment and those of outside contractors. Open-pit mining is generally less expensive than underground mining. The principal disadvantage of the open-pit method is that operations are subject to inclement weather and overburden removal. The limestone is extracted by drilling and blasting, utilizing standard mining equipment. At its St. Clair underground mine, the Company mines limestone using room and pillar mining. The Company has no knowledge of any recent changes in the physical quarrying or mining conditions on any of its properties that have materially affected its quarrying or mining operations, and no such changes are anticipated.

        Plants and Facilities.    After extraction, limestone is crushed and screened and, in the case of PLS, ground and dried, or, in the case of quicklime, processed in kilns. Quicklime may then be further processed in hydrators and slakers to produce hydrated lime and lime slurry. The Company processes and distributes lime and/or limestone products at five plants, four lime slurry facilities and one terminal facility in Shreveport, Louisiana. All of its plants and facilities are accessible by paved roads, and in the case of the Arkansas Lime and St. Clair plants and the Shreveport terminal, also by rail.

        The Texas Lime plant has an annual capacity of approximately 470 thousand tons of quicklime from two preheater rotary kilns. The plant also has PLS equipment, which, depending on the product mix, has the capacity to produce approximately 800 thousand tons of PLS annually.

        The Arkansas plant is situated at the Batesville Quarry. Utilizing three preheater rotary kilns, this plant has an annual capacity of approximately 630 thousand tons of quicklime. Arkansas Lime's PLS and hydrating facilities are situated on a tract of 290 acres located approximately two miles from the Quarry, to which it is connected by a Company-owned, standard-gauge railroad. The PLS equipment, depending on the product mix, has the capacity to produce approximately 320 thousand tons of PLS annually.

        The St. Clair plant has an annual capacity of approximately 180 thousand tons of quicklime from two rotary kilns, one of which is not a preheater kiln. The plant also has PLS equipment, which has the capacity to produce approximately 150 thousand tons of PLS annually.

        The Company also maintains lime hydrating and bagging equipment at the Texas, Arkansas and St. Clair plants. Storage facilities for lime and limestone products at each plant consist primarily of cylindrical tanks, which are considered by the Company to be adequate to protect its lime and limestone products and to provide an available supply for customers' needs at the expected volumes of shipments. Equipment is maintained at each plant to load trucks and, at the Arkansas Lime and St. Clair plants, to load railroad cars.

        Colorado Lime operates a limestone grinding and bagging facility with an annual capacity of approximately 125 thousand tons, located on approximately three and one-half acres of land in Delta, Colorado, and a limestone drying, grinding and bagging facility, with an annual capacity of approximately 40 thousand tons, located on eight acres of land in Salida, Colorado. The Salida property is leased from the Union Pacific Railroad for a five-year term ending June 2014, with a five-year renewable option.

        During 2012, the Company's utilization rate was approximately 60% of its aggregate approximate annual production capacity for the plants in its Lime and Limestone Operations.

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

        Employees.    At December 31, 2012, the Company employed 294 persons, 36 of whom were engaged in administrative and management activities, and nine of whom were engaged in sales activities. Of the Company's 249 production employees, 116 are covered by two collective bargaining agreements. The agreement for the Arkansas facility expires in January 2014, and the agreement for the Texas facility expires in November 2014. The Company believes that its employee relations are good.

        Competition.    The lime industry is highly regionalized and competitive, with quality, price, ability to meet customer demands and specifications, proximity to customers, personal relationships and timeliness of deliveries being the prime competitive factors. The Company's competitors are predominantly private companies.

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

        Consolidation in the lime industry has left the three largest companies accounting for more than two-thirds of North American production capacity. In addition to the consolidations, and often in conjunction with them, many lime producers have undergone modernization and expansion projects to upgrade their processing equipment in an effort to improve operating efficiency. The Company's Texas and Arkansas modernization and expansion projects, its acquisitions of the St. Clair operations in Oklahoma and the lime slurry operations in Texas, and its development projects in Arkansas should allow the Company to continue to remain competitive, protect its markets and position itself for the future. In addition, the Company will continue to evaluate internal and external opportunities for expansion and growth, as conditions warrant or opportunities arise. The Company may have to revise its strategy or otherwise find ways to enhance the value of the Company, including entering into strategic partnerships, mergers or other transactions.

        Impact of Environmental Laws.    The Company owns or controls large areas of land, upon which it operates limestone quarries, an underground mine, lime plants and other facilities with inherent environmental responsibilities and environmental compliance costs, including capital, maintenance and operating costs with respect to pollution control facilities, the cost of ongoing monitoring programs, the cost of reclamation and remediation efforts and other similar environmental costs and liabilities.

        The Company's operations are subject to various federal, state, and local laws and regulations relating to the environment, health and safety, and other regulatory matters, including the Clear Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation, and Liability Act, and the Mine Safety and Health Act ("Environmental Laws"). These Environmental Laws grant the United States Environmental Protection Agency (the "EPA") and state governmental agencies the authority to promulgate regulations that could result in substantial expenditures on pollution control, waste management and permitting and compliance activities. The Company has not been named as a potentially responsible party in any federal superfund cleanup site or state-led cleanup site.

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

        As of January 1, 2010, the EPA required large emitters of greenhouse gases, including the Company's plants, to collect and report greenhouse gas emissions data. The EPA indicated it will use the data collected through the greenhouse gas reporting rules to decide whether to promulgate future greenhouse gas emission limits or possible taxes. On May 13, 2010, the EPA issued a final rule "tailoring" its New Source Review permitting and Federal Operating Permit programs to apply to facilities with certain thresholds of greenhouse gas emissions. The emission rates are determined based upon the CO2 equivalent ("CO2e") of six greenhouse gases. The first phase of the "Tailoring Rule," known as Step 1, required existing facilities subject to federal New Source Review for pollutants other than greenhouse gases to include greenhouse gases in their permits if greenhouse gas emissions will increase by 75,000 tons or more beginning January 2, 2011. In July 2011, Step 2 of the Tailoring Rule extended New Source Review and Federal Operating permits to new sources that emit or have the potential to emit at least 100,000 tons per year CO2e or existing sources that emit at that level and that undertake modifications that increase emissions by at least 75,000 tons per year CO2e. On June 29, 2012, the EPA issued its final regulation for Step 3 of the Tailoring Rule, whereby it decided to retain the Step 2 applicability thresholds. Thus, any new facilities or major modifications to existing facilities that exceed the federal New Source Review emission thresholds will be required to use "best available control technology" and energy efficiency measures to minimize greenhouse gas emissions. On May 3, 2011, the EPA finalized a partial disapproval of the Texas Prevention of Significant Deterioration State Implementation Program, which established the EPA as the permitting authority for greenhouse gas emitting sources in Texas.

        Although the timing and impact of climate change legislation and of regulations limiting greenhouse gas emissions are uncertain, the consequences of such legislation and regulation are potentially significant for the Company because the production of CO2 is inherent in the manufacture of lime through the calcination of limestone and combustion of fossil fuels. The EPA's implementation of the Tailoring Rule to New Source Review permitting could result in increased time and costs of plant upgrades and expansions. The passage of climate change legislation, and other regulatory initiatives by the Congress, states or the EPA that restrict or tax emissions of greenhouse gases, could adversely affect the Company. There is no assurance that changes in the law or regulations will not be adopted, such as the imposition of a carbon tax, a cap and trade program requiring the Company to purchase carbon credits, or other measures that would require reductions in emissions or changes to raw materials, fuel use or production rates, that could have a material adverse effect on the Company's financial condition, results of operations, cash flows and competitive position.

        In the courts, several cases have been filed and decisions issued that may increase the risk of claims being filed by third parties against companies for their greenhouse gas emissions. Such cases may seek to challenge air permits, to force reductions in greenhouse gas emissions or to recover damages for alleged climate change impacts to the environment, people and property.

        The Company incurred capital expenditures related to environmental matters of approximately $428 thousand, $407 thousand and $787 thousand in 2012, 2011 and 2010, respectively. The Company's recurring costs associated with managing and disposing of potentially hazardous substances (such as fuel and lubricants used in operations) and maintaining pollution control equipment amounted to approximately $852 thousand, $744 thousand and $597 thousand in 2012, 2011 and 2010, respectively.

        The Company recognizes legal reclamation and remediation obligations associated with the retirement of long-lived assets at their fair value at the time the obligations are incurred ("Asset Retirement Obligations" or "AROs"). Over time, the liability for AROs is recorded at its present value each period through accretion expense, and the capitalized cost is amortized over the useful life of the related asset. Upon settlement of the liability, the Company either settles the ARO for its recorded amount or recognizes a gain or loss. AROs are estimated based on studies and the Company's process knowledge and estimates, and are discounted using an appropriate interest rate. The AROs are adjusted when further information warrants an adjustment. The Company believes its accrual of $1.4 million for AROs at December 31, 2012 is reasonable.

Map of United States Lime & Minerals, Inc. Operations/Interests.

Natural Gas Interests.

        Interests.    The Company, through its wholly owned subsidiary, U.S. Lime Company—O & G, LLC ("U.S. Lime O & G"), has royalty interests ranging from 15.4% to 20% and a 20% non-operating working interest with respect to oil and gas rights on the Company's approximately 3,800 acres of land located in Johnson County, Texas, in the Barnett Shale Formation. These interests are derived from the Company's May 2004 oil and gas lease agreement (the "O & G Lease") with EOG Resources, Inc. ("EOG") with respect to oil and gas rights on its Texas Lime property that will continue so long as EOG is continuously developing, or producing natural gas from, the leased property as set forth in the O & G Lease.

        During the fourth quarter 2005, drilling of the first natural gas well under the O & G Lease was completed, and natural gas production began in February 2006. The Company's overall average revenue interest is 34.7% in the 33 wells currently producing under the O & G Lease. A total of 34 wells have been drilled under the O & G Lease, but one of the wells ceased production in 2011 and has been plugged and abandoned.

        In November 2006, through U.S. Lime O & G, the Company entered into a drillsite and production facility lease agreement and subsurface easement (the "Drillsite Agreement") with XTO Energy Inc. ("XTO"), which has an oil and gas lease covering approximately 538 acres of land contiguous to the Company's Johnson County, Texas property. Pursuant to the Drillsite Agreement, the Company receives a 3% royalty interest and a 12.5% working interest, resulting in a 12.4% revenue interest, in the six XTO wells drilled from a padsite located on the Company's property.

        U.S. Lime O & G has no direct employees and is not the operator of any wells drilled on the properties subject to either the O & G Lease or the Drillsite Agreement (the "O & G Properties"). The only decision that the Company makes is whether to participate as a non-operating working interest owner and pay its proportionate share of drilling, completing, working over and operating a well.

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

        The TCEQ has adopted regulations limiting air emissions from oil and natural gas production in the Barnett Shale, where the O & G Properties are located. The EPA has adopted greenhouse gas monitoring and reporting regulations applicable to the petroleum and natural gas industry that require persons that hold state drilling permits that will result in annual greenhouse gas emissions of 25,000 metric tons or more to report annually those emissions from certain sources. The EPA indicated that it will use data collected through the reporting rules to decide whether to promulgate future greenhouse gas emission limits. Future changes to greenhouse gas regulations could affect the relative competitiveness of, and therefore the demand for, natural gas and other fossil fuels.

        The drilling on the Company's O & G Properties involves hydraulic fracturing. On April 18, 2012, the EPA issued new final regulations under the New Source Performance Standards and National Emission Standards for Hazardous Air Pollutants. The new regulations are designed to reduce volatile organic compound emissions from hydraulically fractured wells and other equipment associated with oil and gas development. The regulations established a phase-in period that extends until January 2015. During the phase-in period, owners and operators must either flare their emissions or use so-called "green completion" technology. Green completions allow for the recovery of natural gas that would formerly have been vented or flared. After January 2015, all newly hydraulically fractured wells must use green completion technology.

        Hydraulic fracturing is a technique used to produce natural gas from shale, including the Barnett Shale. Hydraulic fracturing has historically been regulated by state oil and natural gas commissions. However, the EPA has asserted federal regulatory authority over certain hydraulic fracturing activities involving diesel under the Safe Drinking Water Act ("SDWA"). The EPA has begun the process of drafting guidance documents related to this newly asserted regulatory authority, which could include a broad definition of diesel that would cover a variety of oils that are not diesel but that have similar carbon-chain molecules. The EPA also plans to investigate the treatment of wastewater from hydraulic fracturing for the purpose of setting new standards for discharges from natural gas drilling to publicly owned treatment works. In addition, certain other governmental reviews are either underway or being proposed that focus on environmental aspects of hydraulic fracturing practices, including a four-year study by the EPA expected to be completed in 2014. These on-going or proposed reviews, depending on their scope and results, could spur initiatives to further regulate hydraulic fracturing under the SDWA or other regulatory programs.

        Additionally, Congress, the EPA and various states have proposed or adopted legislation regulating or requiring disclosure regarding hydraulic fracturing in connection with drilling operations. For example, pursuant to legislation adopted by the State of Texas in June 2011, the Texas Railroad Commission enacted a rule in December 2011, requiring disclosure of certain information regarding additives, chemical ingredients, concentrations and water volumes used in hydraulic fracturing. These new laws or regulations could adversely affect the cost of drilling and production from the O & G Properties.

        Customers and Pricing.    The pricing of natural gas sales is primarily determined by supply and demand in the marketplace and can fluctuate considerably. As the Company is not the operator of the wells drilled on the O & G Properties, it has limited access to timely information, involvement and operational control over the volumes of natural gas produced and sold and the terms and conditions, including price, on which such volumes are marketed and sold, all of which is controlled by the operators. Although the Company has the right to take its portion of natural gas production in kind, it currently has elected to have its natural gas production marketed by the operators.

        The prices that the Company receives for its natural gas production is also affected by the amount of natural gas liquids included in the natural gas and the prices for those liquids, which prices normally track the prices of crude oil. Prices for natural gas and natural gas liquids declined dramatically in 2012 due to increased supply.

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

        Production Activity.    The number of gross and net producing wells and production activity for the years ended December 31, 2012, 2011 and 2010 are as follows:

	2012		2011		2010
Producing wells(1)	Gross	Net(2)	Gross	Net(2)	Gross	Net(2)
O & G Lease	33	6.6	34	6.8	31	6.2
Drillsite Agreement	6	0.8	6	0.8	6	0.8

Total	39	7.4	40	7.6	37	7.0

Natural gas production volume (BCF)	1.2		1.6		1.0
Average sales price per MCF(3)	$5.74		$8.27		$7.78
Total cost of revenues per MCF(4)	$2.56		$2.37		$1.89

(1)
Although a total of 34 wells have been drilled under the O & G Lease, one well ceased production in 2011 and has been plugged and abandoned.

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

        Internal Controls Over Reserves Estimates.    The Company's policies regarding internal controls over the recording of reserve estimates require reserves to be in compliance with the SEC definitions and guidance and prepared in accordance with generally accepted petroleum engineering principles. In each of the years 2012, 2011 and 2010, the Company retained DeGolyer and MacNaughton, independent third-party petroleum engineers, to perform appraisals of 100% of its proved reserves in compliance with these standards.

        Reserves.    The following table reflects the proved developed, proved undeveloped and total proved reserves (all of the which are located in Johnson County, Texas), future estimated net revenues and standardized measure at December 31, 2012, 2011 and 2010. The reserves and future estimated net revenues are based on the reports prepared by DeGolyer and MacNaughton. Proved developed reserves included 39, 39 and 37 producing wells at December 31, 2012, 2011 and 2010, respectively. The

Company's proved reserves have not been filed with, or included in, any reports to any federal agency, other than those filed with the SEC.

	Developed	2012(2) Undeveloped	Total	Developed	2011(2) Undeveloped	Total	Developed	2010(2) Undeveloped	Total
Proved natural gas reserves (BCF)	8.3	0.0	8.3	10.3	0.0	10.3	11.7	0.6	12.3
Proved natural gas liquids and condensate reserves (MMBBLS)	1.1	0.0	1.1	1.5	0.0	1.5	1.2	0.0	1.2
Future estimated net revenues (in thousands)	$33,977	$0.0	$33,977	$88,782	$0.0	$88,782	$67,684	$3,108	$70,792
Standardized measure(1) (in thousands)	$12,764	$0.0	$12,764	$29,948	$0.0	$29,948	$25,296	$1,160	$26,456

(1)
This present value data should not be construed as representative of fair market value, since such data is based upon projected cash flows, which do not provide for escalation or reduction of natural gas prices or for escalation or reduction of expenses and capital costs.

(2)
The reserve estimates as of December 31, 2012, 2011 and 2010 utilized 12-month average pricing, as now required by accounting principles generally accepted in the United States of America, of $2.87, $4.46 and $4.52 per MCF of natural gas and $30.27, $49.58 and $38.71 per BBL of natural gas liquids, respectively. Utilizing year-end prices of natural gas and natural gas liquids as of December 31, 2012, 2011 and 2010 would have resulted in proved reserves of 10.1, 10.2 and 13.1 BCF of natural gas and 1.5, 1.5 and 1.3 MMBBLS of natural gas liquids, respectively.

        Undeveloped Acreage.    Since the Company is not the operator, it has limited information regarding undeveloped acreage and does not know how many acres the operators classify as undeveloped acreage, if any, or the number of wells that will ultimately be drilled on the O and G Properties.

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

        "Proved oil and gas reserves" are those quantities of oil and natural gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations, prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. The project to extract the hydrocarbons must have commenced or the operator must be reasonably certain that it will commence the project within a reasonable time.

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

        "Standardized measure of discounted future net cash flows" (also referred to as "standardized measure") means the value of future estimated net revenues, calculated in accordance with SEC guidelines, to be generated from the production of proved reserves net of estimated production and future development costs, using prices and costs at the date of estimation, without future escalation, and estimated income taxes, and without giving effect to non-property related expenses such as general and administrative expenses, debt service and depreciation, depletion and amortization, and discounted using an annual discount rate of 10%.

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

        The continuing difficult economic conditions in the United States have reduced demand for our lime and limestone products. While demand from our construction customers, primarily those involved in highway construction, increased during 2012, our steel customers reduced their purchase volumes due to the ongoing difficult economic conditions. The increased supply of natural gas in recent years has resulted in dramatically decreased natural gas prices, while prices for natural gas liquids decreased dramatically during 2012, also due to increased supply. Corresponding to the decrease in natural gas and natural gas liquids prices, drilling activity declined, reducing demand from our oil and gas services customers for our lime and limestone products.

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

        The ongoing financial crisis and uncertainties in the global financial markets may adversely impact our financial condition and results of operations in various ways, and we may face increased challenges if the current difficult economic conditions do not improve. While the severe difficulties in the credit markets and increased volatility in the equity markets have abated to some degree, the global recession and unprecedented calls for governmental intervention continue. If the current economic conditions do not improve, it is possible that our customers and counterparties may face financial difficulties that could lead them to default on their obligations to us or seek bankruptcy protection.

         We may be adversely affected by any disruption in, or failure of, our information technology systems.

        We rely upon the capacity, reliability and security of our information technology ("IT") systems for our manufacturing, financial and administrative functions. We also face the challenge of supporting our IT systems and implementing upgrades when necessary. Our IT systems security measures are focused on the prevention, detection and remediation of damage from computer viruses, natural disasters, unauthorized access, cyber attack and other similar disruptions. However, our IT systems may remain vulnerable to damage despite our implementation of security measures that we feel protect our IT systems. Any failure, accident or security breach involving our IT systems could result in disruption to our operations. A material breach in the security of our IT systems could negatively impact our manufacturing operations or financial and administrative functions, or result in the compromise of personal information of our employees, customers or suppliers. To the extent any such failure, accident or security breach results in disruption to our operations, loss or disclosure of, or damage to, our data or confidential information, our reputation, business, results of operations and financial condition could be materially adversely affected.

Lime and Limestone Operations.

         In the normal course of our Lime and Limestone Operations, we face various business and financial risks that could have a material adverse effect on our financial position, results of operations, cash flows and competitive position. Not all risks are foreseeable or within our ability to control.

        These risks arise from various factors, including, but not limited to, fluctuating demand for our lime and limestone products, including as a result of downturns in the economy and construction, housing and steel industries, changes in legislation and regulations, including Environmental Laws, health and safety regulations and requirements to renew or obtain operating permits, our ability to produce and store quantities of lime and limestone products sufficient in amount and quality to meet customer demands and specifications, the success of our modernization, expansion and growth strategies, including our ability to sell our increased lime capacity at acceptable prices, our ability to execute our strategies and complete projects on time and within budget, our ability to integrate, refurbish and/or improve acquired facilities, our access to capital, increasing costs, especially fuel, electricity, transportation and freight costs, inclement weather and the effects of seasonal trends.

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

        If any of these conditions or events occurs, our operations may be disrupted, we could experience a delay or halt of production or shipments, our operating costs could increase significantly and we could be exposed to fines, penalties, assessments and other liabilities. If our insurance coverage is limited or excludes certain of these conditions or events, we may not be able to recover any of the losses that we may incur as a result of such conditions or events, some of which may be substantial.

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

        The rate of change of Environmental Laws has been rapid over the last decade, and we may face possible new costs, taxes and limitations on operations, including those related to climate change initiatives. We believe our expenditure requirements for future environmental compliance, including complying with the new nitrogen dioxide, sulfur dioxide and ozone emission limitations under the NAAQS and regulation of greenhouse gas emissions, will continue to increase as operating, reporting and other environmental standards increase. Discovery of currently unknown conditions and unforeseen liabilities could require additional expenditures.

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

        We intend to comply with all Environmental Laws and believe our accrual for environmental liabilities at December 31, 2012 is reasonable. Because many of the requirements are subjective and therefore not quantifiable or presently determinable, or may be affected by additional legislation and rulemaking, including those related to climate change and greenhouse gas emissions, there is no assurance that we will be able to continue to renew our operating permits, and it is not possible to accurately predict the aggregate future costs and liabilities relating to environmental compliance and their effect on our financial condition, results of operations, cash flows and competitive position.

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

        Although prices for our lime and limestone products have been relatively strong in recent years, we are unable to predict future demand and prices, especially given the continuing economic difficulties, and cannot provide any assurance that current levels of demand and prices will continue or that any future increases in demand or prices can be maintained.

         The lime industry is highly regionalized and competitive.

        Our competitors are predominately large private companies. The primary competitive factors in the lime industry are quality, price, ability to meet customer demands and specifications, proximity to customers, personal relationships and timeliness of deliveries, with varying emphasis on these factors depending upon the specific product application. To the extent that one or more of our competitors becomes more successful with respect to any key competitive factor, our financial condition, results of operations, cash flows and competitive position could be materially adversely affected.

Natural Gas Interests.

         Historically, the markets for natural gas have been volatile and may continue to be volatile in the future.

        Various factors that are beyond our control will affect the demand for, and prices of, natural gas, such as:

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

  •
  the overall economic environment.

        The natural gas industry is cyclical in nature and tends to reflect general economic and gas supply conditions. Recent technological advances, such as hydraulic fracturing, have enabled the industry to access additional reserves, and have greatly increased the current supply of natural gas in the United States, resulting in lower natural gas prices. Lower natural gas prices may reduce the amount of natural gas that is economical for our operators to develop and produce on the O & G Properties or cause them to shut in wells for extended periods of time or to plug and abandon wells. Reduced prices and production could severely reduce our revenues, gross profit and cash flows from our Natural Gas Interests and thus could have a material adverse effect on our financial condition, results of operations and cash flows.

         We do not control development and production operations on the O & G Properties, which could impact our Natural Gas Interests.

        As the owner of royalty and non-operating working interests, our ability to influence development of, and production from, the O & G Properties is severely limited. All decisions related to development and production on the O & G Properties will be made by the operators and may be influenced by factors beyond our control, including but not limited to natural gas prices, pipeline capacities, interest rates, budgetary considerations and general industry and economic conditions.

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

        Our revenues from our Natural Gas Interests depend in large part on the quantity of natural gas developed and produced from the O & G Properties. Our producing wells will naturally experience declines in production rates due to depletion of their natural gas reserves, and the operators may determine to temporarily shut in or to plug and abandon a producing well if they believe that it is no longer economical to continue production from the well. We have no ability to explore for new reserves. Any increases in our proved developed reserves will come from the operators drilling additional wells or working over existing wells on the O & G Properties. The timing and number of such additional or reworked wells, if any, depend on the market prices of natural gas and on other factors beyond our control.

         Drilling activities on the O & G Properties may not be productive, which could have an adverse effect on our financial condition, results of operations and cash flows.

        Drilling involves a wide variety of risks, including the risk that no commercially productive natural gas reservoirs will be encountered. The cost of drilling, completing, working over and operating wells is often uncertain, and drilling operations may be delayed or canceled as a result of a variety of factors, including:

  •
  Pressure or irregularities in formations;

  •
  Equipment failures or accidents;

  •
  Unexpected drilling conditions;

  •
  Shortages or delays in the delivery of equipment; and

  •
  Adverse weather conditions.

        Future drilling activities, if any, or workovers on the O & G Properties may not be successful. If these activities are unsuccessful, this failure could have an adverse effect on our financial condition, results of operations and cash flows.

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

        The O & G Properties and our natural gas business are subject to federal, state and local laws and regulations relating to the oil and natural gas industry, as well as regulations relating to safety matters. These laws and regulations can have a significant impact on the costs and amount of development and production.

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

        Increased regulation of natural gas drilling and production could increase development and production costs on our O & G Properties and adversely affect our cash flows. Third parties could also pursue legal actions to enforce compliance or assert claims for damages. Further, under certain environmental laws and regulations, the operators of the underlying properties could also be subject to joint and several, strict liability for the removal or remediation of released materials or property contamination from drilling, including hydraulic fracturing, or waste disposal, regardless of whether the operators were responsible for the release or contamination or if the operations were in compliance with all applicable laws. Drought conditions and increasing demands on the water supply for municipal, agricultural, and other uses may limit the availability of and/or increase the cost of large volumes of water required for hydraulic fracturing.

        It is likely that our expenditures in connection with environmental matters, as part of normal capital expenditure programs, will affect the profitability of our O & G Properties. Future Environmental Law developments, such as stricter laws, regulations or enforcement policies, including climate change legislation mandating specific near-term and long-range reductions in greenhouse gas emissions or increased regulation of hydraulic fracturing, could significantly increase the costs of production from the O & G Properties and adversely affect our financial condition, results of operations and cash flows.

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

ITEM 4.    MINE SAFETY DISCLOSURES.

        Under Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of SEC Regulation S-K, each operator of a coal or other mine is required to include disclosures regarding certain mine safety results in its periodic reports filed with the SEC. The operation of the Company's quarries, underground mine and plants is subject to regulation by the federal Mine Safety and Health Administration ("MSHA") under the Federal Mine Safety and Health Act of 1977. The required information regarding certain mining safety and health matters, broken down by mining complex, for the year ended December 31, 2012 is presented in Exhibit 95.1 to this Report.

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

 PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

        The Company's Common Stock is listed on the Nasdaq Global Market® under the symbol "USLM." As of March 6, 2013, the Company had approximately 400 shareholders of record. The Company did not pay any dividends during 2012 or 2011 and does not plan on paying dividends in 2013.

        As of March 6, 2013, the Company had 500,000 shares of $5.00 par value preferred stock authorized; however, none has been issued.

        The low and high sales prices for the Company's common stock for the periods indicated were:

	2012		2011
	Low	High	Low	High
First Quarter	$53.67	$67.40	$37.30	$44.00
Second Quarter	$42.32	$61.05	$37.02	$42.25
Third Quarter	$41.25	$52.46	$38.25	$43.00
Fourth Quarter	$41.95	$50.00	$37.31	$60.60

 PERFORMANCE GRAPH

        The graph below compares the cumulative five-year total shareholders' return on the Company's common stock with the cumulative total return on the NASDAQ Composite Index and a peer group consisting of Eagle Materials, Inc., Monarch Cement Co., U.S. Concrete, Inc. and Martin Marietta Materials, Inc. The graph assumes that the value of the investment in the Company's common stock and each index was $100 on December 31, 2007, and that all dividends have been reinvested.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among U.S. Lime & Minerals, Inc., the NASDAQ Composite Index, and a Peer Group

	2007	2008	2009	2010	2011	2012
U.S. LIME & MINERALS, INC.	100.00	78.91	113.77	138.81	198.06	155.26
NASDAQ COMPOSITE INDEX	100.00	59.10	82.19	97.23	98.85	110.91
PEER GROUP	100.00	70.33	70.57	78.23	66.33	101.97

ISSUER PURCHASES OF EQUITY SECURITIES

        The Company's Amended and Restated 2001 Long-Term Incentive Plan allows employees and directors to pay the exercise price upon the exercise of stock options and the tax withholding liability upon the lapse of restrictions on restricted stock by payment in cash and/or delivery of shares of the Company's common stock to the Company. In the fourth quarter 2012, pursuant to these provisions, the Company received a total of 1,190 shares of its common stock for payment of tax withholding liability upon the lapse of restrictions on restricted stock. The 1,190 shares were valued at $47.12 per share the fair market value of one share of the Company's Common Stock on the date that they were tendered to the Company.

ITEM 6.    SELECTED FINANCIAL DATA. (Dollars in thousands, except per share amounts)

	Years Ended December 31,
	2012	2011	2010	2009	2008
Operating results
Lime and limestone revenues	$131,404	129,704	125,169	110,406	126,165
Natural gas revenues	7,121	12,878	7,425	6,925	16,191

Total revenues	$138,525	142,582	132,594	117,331	142,356
Gross profit	$33,438	41,349	36,041	28,753	31,283
Operating profit	$24,245	32,503	27,665	20,955	23,317
Income before income taxes	$22,101	30,144	25,058	18,144	19,411
Net income	$16,423	22,186	18,040	13,670	14,433
Net income per share of common stock:
Basic	$2.88	3.50	2.82	2.14	2.29
Diluted	$2.87	3.49	2.81	2.14	2.27

	As of December 31,
	2012	2011	2010	2009	2008
Total assets	$174,246	203,073	188,498	172,070	166,129
Long-term debt, excluding current installments	$21,667	26,667	31,666	36,666	46,354
Stockholders' equity per outstanding common share	$21.44	22.94	20.01	17.20	14.87
Employees	294	301	295	285	307

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS.

        Any statements contained in this Report that are not statements of historical fact are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements in this Report, including without limitation statements relating to the Company's plans, strategies, objectives, expectations, intentions, and adequacy of resources, are identified by such words as "will," "could," "should," "would," "believe," "expect," "intend," "plan," "schedule," "estimate," "anticipate," and "project." The Company undertakes no obligation to publicly update or revise any forward-looking statements. The Company cautions that forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from expectations, including without limitation the following: (i) the Company's plans, strategies, objectives, expectations, and intentions are subject to change at any time at the Company's discretion; (ii) the Company's plans and results of operations will be affected by its ability to maintain and manage its growth; (iii) the Company's ability to meet short-term and long-term liquidity demands, including servicing the Company's debt and meeting the Company's operating and capital needs, conditions in the credit and equity markets, and changes in interest rates on the Company's debt, including the ability of the Company's customers and the counterparty to the Company's interest rate hedges to meet their obligations; (iv) interruptions to operations and increased expenses at its facilities resulting from changes in mining methods or conditions, inclement weather conditions, natural disasters, accidents, IT systems failures or disruptions or regulatory requirements; (v) increased fuel, electricity, transportation and freight costs; (vi) unanticipated delays, difficulties in financing, or cost overruns in completing modernization, expansion and development projects; (vii) the Company's ability to expand its Lime and Limestone Operations through acquisitions of businesses with related or similar operations, including obtaining financing for such acquisitions, and to successfully integrate acquired operations and sell the increased production at acceptable prices; (viii) inadequate demand and/or prices for the Company's lime and limestone products due to the state of the U.S. economy, recessionary pressures in particular industries, including highway, road and housing related construction, steel, and oil and gas services, and inability to continue to increase or maintain prices for the Company's products; (ix) uncertainties of development, production, pipeline capacity and prices with respect to the Company's Natural Gas Interests, including the reduction, suspension or termination of drilling activities pursuant to the Company's O & G Lease and Drillsite Agreement, unitization of existing wells, inability to explore for new reserves, declines in production rates and plugging and abandoning of existing wells; (x) ongoing and possible new regulations, investigations, enforcement actions and costs, legal expenses, penalties, fines, assessments, litigation, judgments and settlements, taxes and disruptions and limitations of operations, including those related to climate change and health and safety and those that could impact the Company's ability to continue or renew its operating permits; and (xi) other risks and uncertainties set forth in this Report or indicated from time to time in the Company's filings with the SEC, including the Company's Quarterly Reports on Form 10-Q.

OVERVIEW.

General.

        We have identified two business segments based on the distinctness of their activities and products: Lime and Limestone Operations and Natural Gas Interests. All operations are in the United States. In evaluating the operating results of our segments, management primarily reviews revenues and gross profit. We do not allocate corporate overhead or interest costs to our business segments.

        Our Lime and Limestone Operations represent our principal business. Our Natural Gas Interests consist of royalty and non-operating working interests under the O & G Lease and the Drillsite Agreement with two separate operators related to our Johnson County, Texas property, located in the Barnett Shale Formation, on which Texas Lime conducts its lime and limestone operations. Our principal management decisions related to our Natural Gas Interests involve whether to participate as a non-operating working interest owner by contributing our proportional costs for drilling proposed wells or workovers of existing wells under the O & G Lease and the Drillsite Agreement. While we intend to continue to participate in future natural gas wells drilled and workovers of existing wells on our O & G Properties, if any, we are not in the business of drilling for or producing natural gas, and have no personnel expert in that field.

        Revenues from our Lime and Limestone Operations increased 1.3% in 2012 as compared to 2011, because of average product price increases of approximately 2.9% for our lime and limestone products in 2012 compared to 2011, partially offset by decreased sales volumes of our lime and limestone products, principally to our steel and oil and gas services customers in 2012, which accounted for a revenue decrease of approximately 1.6% for 2012 compared to 2011.

        Revenues from our Natural Gas Interests decreased $5.8 million, or 44.7%, to $7.1 million in 2012 from $12.9 million in 2011 due to lower prices for both natural gas and natural gas liquids, as well as decreased production volumes resulting from the normal declines in production rates on the Company's existing natural gas wells. The decrease in revenues from our Natural Gas Interests in 2012 resulted from price decreases in 2012 (approximately 26.8%), lower production volumes in 2012 (approximately 14.1%) and the $487 thousand of revenues in 2011 related to the resolution of certain royalty ownership issues in the second quarter 2011 (approximately 3.8%).

        Our gross profit decreased 19.1% in 2012 compared to 2011. Gross profit from our Lime and Limestone Operations in 2012 decreased 8.2% compared to 2011 primarily due to outside contractor stripping costs of $2.6 million incurred primarily in the second and third quarters 2012, compared to no such outside contractor stripping costs in 2011, and decreased lime sales volumes to our customers, partially offset by the year-over-year price increases for the Company's lime and limestone products. We will incur additional stripping costs in the future, but at somewhat reduced rates. The timing and amount of such additional stripping costs in the future will depend upon, among other things, the availability and cost-effective utilization of contractors and their equipment or our employees and equipment.

        Our gross profit from our Natural Gas Interests decreased 57.2% in 2012 compared to 2011 due to reduced prices for both natural gas and natural gas liquids contained in our natural gas and decreased production volumes during 2012 compared to 2011 as well as the fact that 2011 included a $463 thousand contribution to gross profit from the resolution of the royalty ownership issues on unitized natural gas wells.

        These decreases in gross profit resulted in a $5.8 million, or 26.0%, decrease in our net income in 2012 compared to 2011. Cash flows from operations during 2012 enabled us to continue to service our bank debt, make $8.3 million of capital investments, invest $40.8 million to buy back over 700,000 shares of our common stock and leave us with cash balances of $29.8 million at December 31, 2012 compared to $53.4 million at December 31, 2011.

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

        Demand for our products in our market areas is also affected by general economic conditions, the pace of home and other construction, the demand for steel, and the level of oil and gas drilling in our markets, as well as the level of governmental and private funding for highway construction. Demand for our lime products from our highway construction customers improved during 2012, while demand from our steel and oil and gas services customers declined. We expect demand from our steel and oil and gas services customers to be lower in the first quarter 2013, compared to the first quarter 2012, although our diverse customer base for our lime and limestone products may provide opportunities to offset some of the anticipated reduced demand from those customers.

        The Safe, Accountable, Flexible, and Equitable Transportation Equity Act ("SAFETEA"), which reauthorized the federal highway, public transportation, highway safety, and motor carrier safety programs for fiscal years 2005 through 2009, expired on September 30, 2009. The general provisions under SAFETEA were retained under continuing resolutions, the latest of which expired on September 30, 2012. On July 6, 2012, the President signed into law the Moving Ahead for Progress in the 21st Century Act ("MAP-21"), the first multi-year transportation authorization enacted since 2005. MAP-21 funds surface transportation programs at over $105 billion for fiscal years 2013 and 2014, continuing the previous level of funding plus inflation. Although governmental funding of public sector projects remains a concern, we continue to see an increase in the construction of tollroads in Texas.

        Our modernization and expansion projects in Texas and Arkansas, including the construction of a third kiln in Arkansas (completed in December 2006), development projects in Arkansas and our acquisitions of U.S. Lime Company—St. Clair, our Delta, Colorado facilities and our Texas slurry operations have positioned us to meet the demand for high-quality lime and limestone products in our markets, with our lime output capacity more than doubling since 2003. In addition, our distribution terminal in Shreveport, Louisiana has expanded our market area for this additional output. Our modernization and expansion and development projects have also equipped us with up-to-date, fuel-efficient plant facilities, which has resulted in lower production costs and greater operating efficiencies, thus enhancing our competitive position. All of our kilns are fuel-efficient preheater kilns, except for one kiln at St. Clair.

        For our plants to operate at peak efficiency, we must meet operational challenges that arise from time to time, including bringing new facilities on line and refurbishing and/or improving acquired facilities, such as St. Clair, which we acquired with the intention of modernizing and expanding, subject to permitting and future economic outlook, as well as operating existing facilities efficiently. We also incur ongoing costs for maintenance and to remain in compliance with rapidly changing Environmental Laws and health and safety and other regulations.

        Our primary variable cost is energy. Prices for coal, petroleum coke, diesel, electricity, transportation and freight have generally increased over the past few years. In addition, our freight costs, including diesel prices, to deliver our products can be high relative to the value of our products and have increased significantly in recent years. We have been able to mitigate to some degree the adverse impact of these energy cost increases by varying the mixes of fuel used in our kilns, and by passing on some of our increased costs to our customers through higher prices and/or surcharges on certain products. We have not engaged in any significant hedging activity in an effort to control our energy costs, but may do so in the future.

        We financed our modernization and expansion and development projects and acquisitions through a combination of debt financing and cash flows from operations. Given our level of debt, we must generate sufficient cash flows to cover ongoing capital and debt service needs.

        In June 2010, we amended our credit agreement, securing a number of benefits that provide us with greater flexibility and extending the maturity of our revolving credit facility in exchange for a 0.625% increase in our interest rates. Our revolving credit facility matures June 1, 2015, and the remainder of our long-term debt becomes due at the end of 2015. Absent a significant acquisition opportunity arising, we anticipate funding our capital requirements and continuing to pay down our debt in 2013 from our cash flows from operations.

        For us to increase our profitability in our Lime and Limestone Operations in the face of our increased fixed and variable costs, including additional stripping costs, we must continue to improve our revenues and control our operational and selling, general and administrative expenses. Given reduced demand for our lime products at the start of the recession, in the fourth quarter 2008 we began to take various steps to reduce our costs. These efforts, along with other operating efficiencies, continued into 2012. To maintain or improve our gross profit margins, we are focusing on maintaining, and increasing where possible, our lime and limestone prices to offset our increased costs, which is a challenging task in these difficult economic times that impact demand for our lime and limestone products. In addition, we will continue to explore ways to expand our operations and production capacity through major development projects, including the possible modernization and expansion of our St. Clair plant, and acquisitions as conditions warrant or opportunities arise.

        We believe the enhanced production capacity resulting from our modernization and expansion and development projects at Texas and Arkansas, our acquisitions and the operational strategies we have implemented have allowed us to increase production, improve product quality, better serve existing customers, attract new customers and control our costs. There can be no assurance, however, that demand and prices for our lime and limestone products will be sufficient to fully utilize our additional production capacity and cover our additional depreciation, depletion and other fixed costs; that our production will not be adversely affected by weather, maintenance, accident or other operational issues; that we can successfully invest in improvements to our existing facilities; that our results will not be adversely affected by continued increases in fuel, electricity, transportation and freight costs or new environmental, health and safety or other regulatory requirements; or that our revenues, gross profit, net income and cash flows can be maintained or improved.

Natural Gas Interests.

        In 2004, we entered into the O & G Lease with EOG with respect to oil and gas rights on our Cleburne, Texas property, located in the Barnett Shale Formation. Pursuant to the O & G Lease, we have royalty interests ranging from 15.4% to 20% in oil and gas produced from any successful wells drilled on the leased property and an option to participate in any well drilled on the leased property as a 20% non-operating working interest owner. Our overall average revenue interest is 34.7% in the 33 wells drilled under the O & G Lease that are currently producing.

        In November 2006, we also entered into a Drillsite Agreement with XTO that has an oil and gas lease covering approximately 538 acres of land contiguous to our Johnson County, Texas property. Pursuant to this Agreement, we have a 3% royalty interest and an optional 12.5% non-operating working interest, resulting in a 12.4% interest in revenues in the six XTO wells drilled and producing from a padsite located on our property.

        Eight new wells were drilled in the fourth quarter 2009 and first quarter 2010 pursuant to the O&G Lease, five of which were completed as producing wells during the fourth quarter 2010, and three of which were completed as producing wells in late June 2011. In addition, two wells were drilled in the first quarter 2010 and completed as producing wells in the third quarter 2010 pursuant to the Drillsite Agreement. No new wells were drilled in 2012 or are currently being drilled. We cannot predict the number of additional wells that ultimately will be drilled on the O & G Properties, if any, or their results.

        The pricing of natural gas sales is primarily determined by supply and demand in the marketplace and can fluctuate considerably. The prices that the Company receives for its natural gas production is also affected by the amount of natural gas liquids included in the natural gas and the prices for those liquids, which prices normally track the prices of crude oil and are also subject to supply and demand factors. In 2012, the prices of both natural gas and natural gas liquids declined dramatically due to increased supply.

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

        Accounts receivable.    We estimate the collectability of our trade receivables. A considerable amount of judgment is required in assessing the ultimate realization of these receivables and determining our allowance for doubtful accounts. Uncollected trade receivables are charged-off when identified by management to be unrecoverable. The majority of our trade receivables are unsecured. Payment terms for our trade receivables are based on underlying purchase orders, contracts or purchase agreements. Credit losses relating to these receivables have generally been within management expectations and historical trends.

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

        Contingencies.    We are party to proceedings, lawsuits and claims arising in the normal course of business relating to regulatory, labor, product and other matters. We are required to estimate the likelihood of any adverse judgments or outcomes with respect to these matters, as well as potential ranges of possible losses. A determination of the amount of reserves required, if any, for these contingencies is made after careful analysis of each individual matter, including coverage under our insurance policies. This determination may change in the future because of new information or developments.

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

RESULTS OF OPERATIONS.

        The following table sets forth certain financial information expressed as a percentage of revenues for the periods indicated:

	Year Ended December 31,
	2012	2011	2010
Lime and Limestone Operations	94.9%	91.0%	94.4%
Natural Gas Interests	5.1%	9.0%	5.6%

Total Revenues	100.0%	100.0%	100.0%
Cost of revenues
Labor and other operating expenses	(65.2)	(61.5)	(62.8)
Depreciation, depletion and amortization	(10.7)	(9.5)	(10.0)

Gross profit	24.1	29.0	27.2
Selling, general and administrative expenses	(6.6)	(6.2)	(6.3)

Operating profit	17.5	22.8	20.9
Other (expense) income:
Interest expense	(1.5)	(1.7)	(2.1)
Other, net	0.0	0.1	0.1
Income tax expense	(4.1)	(5.6)	(5.3)

Net income	11.9%	15.6%	13.6%

2012 vs. 2011

        Revenues for 2012 decreased to $138.5 million from $142.6 million in 2011, a decrease of $4.1 million, or 2.8%. Revenues from our Lime and Limestone Operations for 2012 increased $1.7 million, or 1.3%, to $131.4 million from $129.7 million in 2011. The increase in revenues from our Lime and Limestone Operations was primarily due to increased prices realized for our lime and limestone products in 2012, compared to 2011, partially offset by decreased sales volumes of lime and limestone products principally due to decreased demand from steel and oil and gas services customers.

        Revenues from our Natural Gas Interests in 2012 decreased $5.8 million, or 44.7%, to $7.1 million from $12.9 million in 2011. The decrease in revenues from our Natural Gas Interests resulted from decreased average prices received per MCF, principally as a result of decreased prices for both natural gas and liquids contained in our natural gas, and the normal declines in production rates on existing wells. Natural Gas Interests revenues for 2011 also included $487 thousand from the final favorable resolution of certain royalty ownership issues on unitized natural gas wells.

        Our gross profit decreased to $33.4 million for 2012 from $41.3 million for 2011, a decrease of $7.9 million, or 19.1%. Gross profit from our Lime and Limestone Operations for 2012 was $29.5 million, compared to $32.1 million in 2011, a decrease of $2.6 million, or 8.2%. The decrease in gross profit in 2012 compared to 2011 resulted primarily from outside contractor stripping costs of $2.6 million incurred principally in the second and third quarters 2012, compared to no such outside contractor stripping costs in 2011.

        Gross profit for 2012 also included $3.9 million from our Natural Gas Interests, compared to $9.2 million in 2011, a decrease of $5.3 million or 57.2%. There were 39 producing wells at both December 31, 2012 and 2011. Production volumes for 2012 from our Natural Gas Interests totaled 1.2 BCF, sold at an average price per MCF of $5.74, compared to 2011 when 1.6 BCF was produced and sold at an average price of $8.27 per MCF. In addition, 2011 included a $463 thousand contribution to gross profit from the resolution of certain royalty ownership issues.

        Selling, general and administrative expenses ("SG&A") increased to $9.2 million in 2012 from $8.8 million in 2011, an increase of $347 thousand, or 3.9%. As a percentage of revenues, SG&A increased to 6.6% in 2012 from 6.2% in 2011. The increase in SG&A in 2012 was primarily attributable to increased non-cash stock-based compensation costs, which increased $204 thousand, or 29.6%, compared to 2011, due to increases in the price per share of the Company's common stock on the most recent grant dates, compared to the prices per share on previous grant dates.

        Interest expense in 2012 decreased to $2.2 million from $2.5 million in 2011, a decrease of $332 thousand, or 13.3%. Interest expense in 2012 and 2011 included $1.3 million and $1.6 million, respectively, paid in aggregate quarterly settlement payments pursuant to our interest rate hedges. The decrease in interest expense in 2012 primarily resulted from decreased average outstanding debt.

        Income tax expense decreased to $5.7 million in 2012 from $8.0 million in 2011, a decrease of $2.3 million, or 28.6%. The decrease in income tax expense in 2012 compared to 2011 was primarily due to the decrease in our income before taxes. Our effective income tax rate for 2012 decreased to 25.7% compared to our 2011 rate of 26.4% primarily because of proportionately higher statutory depletion rates as a percentage of pretax income in 2012 compared to 2011.

        Net income decreased to $16.4 million ($2.87 per share diluted) in 2012, compared to $22.2 million ($3.49 per share diluted) in 2011, a decrease of $5.8 million, or 26.0%. Earnings per share for 2012 was favorably impacted by $0.32 per share by the Company's repurchase of 200,000 shares of its common stock during the third quarter 2011 and 700,000 shares of common stock in the first quarter 2012. Earnings per share for 2011 was favorably impacted by $0.04 per share by the 2011 repurchase of 200,000 shares of common stock.

2011 vs. 2010

        Revenues for 2011 increased to $142.6 million from $132.6 million in 2010, an increase of $10.0 million, or 7.5%. Revenues from our Lime and Limestone Operations in 2011 increased $4.5 million, or 3.6%, to $129.7 million from $125.2 million in 2010. The increase in revenues from our Lime and Limestone Operations was primarily due to increased sales volumes of our lime products, which accounted for an increase of approximately 5.5%, principally to our steel and highway construction customers, and average product price increases of approximately 2.0% in 2011 compared to 2010.

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

        Our gross profit increased to $41.3 million for 2011 from $36.0 million for 2010, an increase of $5.3 million, or 14.7%. Gross profit from our Lime and Limestone Operations for 2011 was $32.1 million, compared to $31.2 million in 2010, an increase of $0.9 million, or 3.0%. The improvements in gross profit for our Lime and Limestone Operations in 2011 compared to 2010 resulted primarily from the increase in revenues discussed above, partially offset by increased labor and benefits costs and higher prices for both petroleum-based products and solid fuels. Additionally, in 2010, we incurred and accrued costs resulting from an accident at the Company's St. Clair plant in Oklahoma.

        Gross profit for 2011 also included $9.2 million from our Natural Gas Interests, compared to $4.8 million in 2010, an increase of $4.4 million, or 90.5%. Production volumes for 2011 from our Natural Gas Interests in 40 wells totaled 1.6 BCF, sold at an average price per MCF of $8.27, compared to 2010 when 1.0 BCF was produced and sold from 37 wells at an average price of $7.78 per MCF.

        SG&A increased to $8.8 million in 2011 from $8.4 in 2010, an increase of $470 thousand, or 5.6%. As a percentage of revenues, SG&A decreased to 6.2% in 2011 from 6.3% in 2010. The increase in SG&A in 2011 was primarily attributable to increased personnel costs, including non-cash stock-based compensation costs which increased $109 thousand, or 18.8%, due to increases in the price per share of the Company's common stock.

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

        Net income increased by $4.1 million, or 23.0%, to $22.2 million ($3.49 per share diluted), compared to net income of $18.0 million ($2.81 per share diluted) in 2010. Earnings per share for 2011 was favorably impacted by $0.04 per share by the Company's repurchase of 200,000 shares of its common stock during the third quarter 2011.

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

        We expect to spend $7.0 million to $9.0 million per year over the next several years in our Lime and Limestone Operations for normal recurring capital and re-equipping projects at our plants and facilities to maintain or improve efficiency, ensure compliance with Environmental Laws, meet customer needs and reduce costs. As of December 31, 2012, we had no material open orders or contractual commitments for our Lime and Limestone Operations and Natural Gas Interests.

        Liquidity and Capital Resources.    Net cash provided by operations was $31.7 million in 2012, compared to $38.5 million in 2011, a decrease of $6.8 million, or 17.7%. Our cash provided by operating activities is composed of net income, depreciation, depletion and amortization ("DD&A"), other non-cash items included in net income and changes in working capital. In 2012, cash provided by operating activities was principally composed of $16.4 million net income, $15.0 million DD&A, $2.1 million deferred income taxes and $1.1 milliom of stock-based compensation, partially offset by $3.2 million from changes in operating assets and liabilities. The decrease in 2012 compared to 2011 was primarily the result of the $5.8 million decrease in net income, the $3.4 million increase in inventories in 2012 compared to a $164 thousand increase in 2011, and the $1.5 million decrease in deferred income taxes. These decreases were partially offset by the $1.0 million decrease in trade receivables, net in 2012 compared to an increase of $1.8 million in 2011 and a $1.1 million decrease in accounts payable and accrued expenses in 2012 compared to a $294 thousand decrease in 2011.

        Net cash used in investing activities was $8.3 million in 2012 compared to $9.3 million in 2011, primarily for normal recurring capital and re-equipping projects at our plants and facilities. Net cash used in financing activities primarily consisted of $6.3 million to repay term loans in 2012, compared to

$3.8 million in 2011, and $40.8 million to repurchase shares of our common stock in 2012, compared to $8.3 million in 2011. Our cash and cash equivalents at December 31, 2012 decreased to $29.8 million from $53.4 million at December 31, 2011.

        Banking Facilities and Other Debt    Our credit agreement includes a ten-year $40 million term loan (the "Term Loan"), a ten-year $20 million multiple draw term loan (the "Draw Term Loan") and a $30 million revolving credit facility (the "Revolving Facility") (collectively, the "Credit Facilities"). At December 31, 2012, the Company had $637 thousand of letters of credit issued, which count as draws under the Revolving Facility. Pursuant to a security agreement, dated August 25, 2004, the Credit Facilities are secured by our existing and hereafter acquired tangible assets, intangible assets and real property.

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

        The hedges have been effective. Therefore, changes in fair value of the interest rate hedges are reflected in comprehensive income (loss). We will be exposed to credit losses in the event of non-performance by the counterparty to the hedges. Due to interest rate declines, our mark to market of our interest rate hedges, at December 31, 2012 and December 31, 2011, resulted in liabilities of $2.6 million and $3.5 million, respectively, which are included in accrued expenses ($1.1 million and

$1.3 million, respectively) and other liabilities ($1.5 million and $2.2 million, respectively) on our Consolidated Balance Sheets. We paid $1.3 million and $1.6 million in aggregate quarterly settlement payments pursuant to the hedges in 2012 and 2011, respectively. These payments were included in our interest expense in our Consolidated Statements of Income.

        During 2012, we paid $6.3 million of the $32.9 million in total principal amount of debt outstanding as of December 31, 2011, resulting in $26.7 million of total principal amount of debt outstanding as of December 31, 2012, consisting of $16.7 million and $10.0 million outstanding on the Term Loan and Draw Term Loan, respectively. As December 31, 2011 was not a business day, the fourth quarter 2011 principal payments on the Term Loan and the Draw Term Loan, totaling $1.25 million, were made on January 3, 2012. We had $637 thousand of letters of credit issued under the Revolving Facility as of December 31, 2012, but no cash draws.

        Capital Expenditures.    We have made a substantial amount of capital investments over the past several years to modernize our plants and facilities and expand our lime and limestone operations, and to fund the drilling and completion of 40 natural gas wells.

        Investing activities totaled $8.3 million and $9.4 million, in 2012 and 2011, respectively. Investments in 2012 and 2011 included approximately $81 thousand and $1.7 million, respectively, for completion and workover costs for our non-operating working interests in natural gas wells.

        Common Stock Buybacks.    The Company spent $40.8 million and $8.3 million in 2012 and 2011, respectively, to purchase treasury shares, including $40.6 million in the first quarter 2012 to repurchase 700,000 shares and $8.1 million in the third quarter 2011 to repurchase 200,000 shares in privately negotiated transactions. The 700,000 shares were repurchased for $58.00 per share, a 2.2% discount from the most recent closing market price of the common stock prior to the transaction. The 200,000 shares were repurchased for $40.65 per share, a discount of 2.0% from the most recent closing market price of the common stock prior to the transaction.

        Contractual Obligations.    The following table sets forth our contractual obligations as of December 31, 2012 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	1 Year	2 - 3 Years	4 - 5 Years	More Than 5 Years
Long-term debt, including current installments	$26,667	5,000	21,667	—	—
Operating leases(1)	$5,638	1,569	2,706	1,363	—
Limestone mineral leases	$1,958	77	154	154	1,573
Purchase obligations(2)	$77	77	—	—	—
Other liabilities(3)(4)	$1,362	101	257	255	749

Total	$35,702	6,824	24,784	1,772	2,322

(1)
Represents operating leases for mobile equipment, railcars and corporate office space that are either non-cancelable or subject to significant penalty upon cancellation.

(2)
These obligations are recorded on the Consolidated Balance Sheet at December 31, 2012.

(3)
Does not include $290 unfunded projected benefit obligation for a defined benefit pension plan. Future required contributions, if any, are subject to actuarial assumptions and future earnings on plan assets. The Company plans to make a contribution of $83 to the plan in 2013. See Note 6 of Notes to Consolidated Financial Statements.

(4)
Does not include $2,600 mark-to-market liability for the Company's interest rate hedges.

        As of December 31, 2012, we had $637 thousand of letters of credit outstanding and no other draws on our $30 million Revolving Facility. We believe that cash on hand, cash generated from operations and funds available from the Revolving Facility will be sufficient to meet our operating needs, ongoing capital needs and debt service for 2013 and our liquidity needs for the near future.

        Off-Balance Sheet Arrangements.    We do not utilize off-balance sheet financing arrangements; however, we lease some of our equipment used in our operations under non-cancelable operating lease agreements and have various limestone mineral leases. As of December 31, 2012, the total future lease payments under our various operating and mineral leases totaled $5.6 million and $2.0 million, respectively, and are due in payments as summarized in the table above.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

INTEREST RATE RISK.

        We are exposed to changes in interest rates, primarily as a result of floating interest rates on our Term Loan, Draw Term Loan and Revolving Facility. As of December 31, 2012, we had $26.7 million of indebtedness outstanding under floating rate debt. We have entered into interest rate swap agreements to swap floating rates for fixed rates at 4.695%, plus the applicable LIBOR margin, through maturity on the Term Loan balance of $16.7 million, and 4.875% and 5.50% on $7.5 million and $2.5 million, respectively, plus the applicable LIBOR margin, through maturity on the Draw Term Loan balance. There was no outstanding balance on the Revolving Facility subject to interest rate risk at December 31, 2012. Any future borrowings under the Revolving Facility would be subject to interest rate risk. See Note 3 of Notes to Consolidated Financial Statements.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
United States Lime & Minerals, Inc. and Subsidiaries

        We have audited the accompanying consolidated balance sheets of United States Lime & Minerals, Inc. and Subsidiaries. (the "Company") as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United States Lime & Minerals, Inc. and Subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 7, 2013 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Dallas, Texas
March 7, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
United States Lime & Minerals, Inc. and Subsidiaries

        We have audited the internal control over financial reporting of United States Lime & Minerals, Inc. and Subsidiaries (the "Company") as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by COSO.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2012, and our report dated March 7, 2013 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Dallas, Texas
March 7, 2013

United States Lime & Minerals, Inc.

Consolidated Balance Sheets

(dollars in thousands, except per share data)

	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$29,787	$53,372
Trade receivables, net	14,552	15,595
Inventories	14,127	10,764
Prepaid expenses and other current assets	1,493	1,722

Total current assets	59,959	81,453
Property, plant and equipment:
Mineral reserves and land	18,085	17,001
Proved natural gas properties, successful-efforts method	18,301	18,220
Buildings and building and leasehold improvements	3,845	3,477
Machinery and equipment	199,994	195,443
Furniture and fixtures	831	909
Automotive equipment	1,619	1,690

	242,675	236,740
Less accumulated depreciation and depletion	(128,633)	(115,422)

Property, plant and equipment, net	114,042	121,318
Other assets, net	245	302

Total assets	$174,246	$203,073

LIABILITES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current installments of debt	$5,000	$6,250
Accounts payable	4,171	5,392
Accrued expenses	4,169	4,376

Total current liabilities	13,340	16,018
Debt, excluding current installments	21,667	26,667
Deferred tax liabilities, net	15,654	13,012
Other liabilities	3,230	4,363

Total liabilities	53,891	60,060
Commitments and contingencies
Stockholders' equity:
Preferred stock, $5.00 par value; authorized 500,000 shares; none issued or outstanding	—	—
Common stock, $0.10 par value; authorized 15,000,000 shares; 6,477,716 and 6,450,718 shares issued at December 31, 2012 and 2011, respectively	648	645
Additional paid-in capital	18,353	17,199
Accumulated other comprehensive loss	(2,392)	(3,001)
Retained earnings	153,333	136,910
Less treasury stock at cost, 919,708 and 215,279 shares at December 31, 2012 and 2011, respectively	(49,587)	(8,740)

Total stockholders' equity	120,355	143,013

Total liabilities and stockholders' equity	$174,246	$203,073

The accompanying notes are an integral part of these consolidated financial statements.

United States Lime & Minerals, Inc.

Consolidated Statements of Income

(dollars in thousands, except per share amounts)

	Years Ended December 31,
	2012	2011	2010
Revenues
Lime and limestone operations	$131,404	$129,704	$125,169
Natural gas interests	7,121	12,878	7,425

	138,525	142,582	132,594
Cost of revenues:
Labor and other operating expenses
Lime and limestone operations	88,346	85,367	81,825
Natural gas interests	1,891	2,269	1,421
Depreciation, depletion and amortization	14,850	13,597	13,307

	105,087	101,233	96,553

Gross profit	33,438	41,349	36,041
Selling, general and administrative expenses, including depreciation and amortization expense of $194, $184 and $304 in 2012, 2011 and 2010, respectively	9,193	8,846	8,376

Operating profit	24,245	32,503	27,665
Other expense (income):
Interest expense	2,163	2,495	2,715
Other, net	(19)	(136)	(108)

	2,144	2,359	2,607

Income before income taxes	22,101	30,144	25,058
Income tax expense	5,678	7,958	7,018

Net income	$16,423	$22,186	$18,040

Net income per share of common stock:
Basic	$2.88	$3.50	$2.82

Diluted	$2.87	$3.49	$2.81

The accompanying notes are an integral part of these consolidated financial statements.

United States Lime & Minerals, Inc.

Consolidated Statements of Comprehensive Income

(dollars in thousands)

	Years Ended December 31,
	2012	2011	2010
Net income	$16,423	$22,186	$18,040
Other comprehensive income (loss)
Mark to market of interest rate hedges, net of tax expense (benefit) of $312, $89 and ($182) for 2012, 2011 and 2010, respectively	545	157	(321)
Minimum pension liability adjustments, net of tax expense (benefit) of $36, ($85) and $17, for 2012, 2011 and 2010, respectively	64	(149)	30

Total other comprehensive income (loss)	609	8	(291)

Comprehensive income	$17,032	$22,194	$17,749

The accompanying notes are an integral part of these consolidated financial statements.

United States Lime & Minerals, Inc.

Consolidated Statements of Stockholders' Equity

(dollars in thousands)

Years Ended December 31, 2012, 2011 and 2010

	Common Stock
				Accumulated Other Comprehensive (Loss) Income
	Shares Outstanding	Amount	Additional Paid-In Capital		Retained Earnings	Treasury Stock	Total
Balances at December 31, 2009	6,393,581	$640	$15,619	$(2,718)	$96,684	$(244)	$109,981
Stock options exercised	2,660	—	—	—	—	—	—
Stock-based compensation	18,635	2	735	—	—	—	737
Treasury shares purchased	(4,476)	—	—	—	—	(173)	(173)
Net income	—	—	—	—	18,040	—	18,040
Minimum pension liability adjustment, net of $17 tax expense	—	—	—	30	—	—	30
Mark to market of interest rate hedge, net of $182 tax benefit	—	—	—	(321)	—	—	(321)

Comprehensive (loss) income	—	—	—	(291)	18,040	—	17,749

Balances at December 31, 2010	6,410,400	642	16,354	(3,009)	114,724	(417)	128,294
Stock options exercised	11,244	1	(1)	—	—	—	—
Stock-based compensation	18,050	2	846	—	—	—	848
Treasury shares purchased	(204,255)	—	—	—	—	(8,323)	(8,323)
Net income	—	—	—	—	22,186	—	22,186
Minimum pension liability adjustment, net of $85 tax benefit	—	—	—	(149)	—	—	(149)
Mark to market of interest rate hedge, net of $89 tax expense	—	—	—	157	—	—	157

Comprehensive income	—	—	—	8	22,186	—	22,194

Balances at December 31, 2011	6,235,439	645	17,199	(3,001)	136,910	(8,740)	143,013
Stock options exercised	10,000	1	74	—	—	—	75
Stock-based compensation	16,992	2	1,080	—	—	—	1,082
Treasury shares purchased	(704,429)	—	—	—	—	(40,847)	(40,847)
Net income	—	—	—	—	16,423	—	16,423
Minimum pension liability adjustment, net of $36 tax expense	—	—	—	64	—	—	64
Mark to market of interest rate hedge, net of $312 tax expense	—	—	—	545	—	—	545

Comprehensive income	—	—	—	609	16,423	—	17,032

Balances at December 31, 2012	5,558,002	$648	$18,353	$(2,392)	$153,333	$(49,587)	$120,355

The accompanying notes are an integral part of these consolidated financial statements.

United States Lime & Minerals, Inc.

Consolidated Statements of Cash Flows

(dollars in thousands)

	Years Ended December 31,
	2012	2011	2010
OPERATING ACTIVITIES:
Net income	$16,423	$22,186	$18,040
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	15,044	13,781	13,611
Amortization of deferred financing costs	46	45	35
Deferred income taxes	2,131	3,654	3,090
Loss on sale of property, plant and equipment	145	96	11
Stock-based compensation	1,082	848	737
Changes in operating assets and liabilities, net of the effects of acquisitions of businesses:
Trade receivables, net	1,043	(1,756)	(474)
Inventories	(3,363)	(164)	(1,141)
Prepaid expenses and other current assets	392	18	244
Other assets	4	5	(118)
Accounts payable and accrued expenses	(1,086)	(294)	197
Other liabilities	(174)	88	(48)

Net cash provided by operating activities	31,687	38,507	34,184
INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(8,292)	(9,413)	(9,328)
Proceeds from sale of property, plant and equipment	42	128	74

Net cash used in investing activities	(8,250)	(9,285)	(9,254)
FINANCING ACTIVITIES:
Repayments of term loans	(6,250)	(3,750)	(5,000)
Proceeds from exercise of stock options	75	—	—
Purchase of treasury shares	(40,847)	(8,323)	(173)

Net cash used in financing activities	(47,022)	(12,073)	(5,173)

Net (decrease) increase in cash and cash equivalents	(23,585)	17,149	19,757
Cash and cash equivalents at beginning of year	53,372	36,223	16,466

Cash and cash equivalents at end of year	$29,787	$53,372	$36,223

The accompanying notes are an integral part of these consolidated financial statements.

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share amounts)

Years Ended December 31, 2012, 2011 and 2010

(1) Summary of Significant Accounting Policies

(a)
Organization

  United States Lime & Minerals, Inc. (the "Company") is a manufacturer of lime and limestone products, supplying primarily the construction (including highway, road and parking lot contractors), metals (including steel producers), environmental (including municipal sanitation and water treatment facilities and flue gas treatment), oil and gas services, industrial (including paper and glass manufacturers), roof shingle and agriculture (including poultry and cattle feed producers) industries. The Company is headquartered in Dallas, Texas and operates lime and limestone plants and distribution facilities in Arkansas, Colorado, Louisiana, Oklahoma and Texas through its wholly owned subsidiaries, Arkansas Lime Company, Colorado Lime Company, Texas Lime Company, U.S. Lime Company, U.S. Lime Company—Shreveport, U.S. Lime Company—St. Clair and U.S. Lime Company—Transportation. In addition, the Company, through its wholly owned subsidiary, U.S. Lime Company—O & G, LLC, has royalty and non-operating working interests in natural gas wells located in Johnson County, Texas, in the Barnett Shale Formation.

(b)
Principles of Consolidation and Reclassifications

  The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated. Certain reclassifications of previously reported amounts have been made to conform to 2012 financial statement presentation with no effect on previously reported net income, retained earnings, or cash flows from operations. For 2011, we reclassified $515 from deferred income taxes to prepaid expenses and other current assets.

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

	Year Ended December 31,
	2012	2011	2010
Cash paid during the year for:
Interest	$2,069	$2,395	$2,681

Income taxes	$3,000	$4,529	$3,956

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share amounts)

Years Ended December 31, 2012, 2011 and 2010

(1) Summary of Significant Accounting Policies (Continued)

(e)
Revenue Recognition

  The Company recognizes revenue for its lime and limestone operations in accordance with the terms of its purchase orders, contracts or purchase agreements, which are generally upon shipment, and when payment is considered probable. Revenues include external freight billed to customers with related costs in cost of revenues. The Company's returns and allowances are minimal. External freight billed to customers included in revenues was $26,675, $26,470 and $25,756 for 2012, 2011 and 2010, respectively, which approximates the amount of external freight billed to customers included in cost of revenues. Sales taxes billed to customers are not included in revenues. For its natural gas interests, the Company recognizes revenue in the month of production and delivery.

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

  The carrying values of cash and cash equivalents, trade receivables, other current assets, accounts payable and accrued expenses approximate fair value due to the short maturity of these instruments. See Note 3 for debt fair values, which also approximate carrying values. The Company's interest rate hedges are carried at fair value at December 31, 2012 and 2011. See Notes 1(p), 3 and 4. Financial liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements as of December 31,
			Significant Other Observable Inputs (Level 2)
	2012	2011	2012	2011	Valuation Technique
Interest rate swap liabilities	$(2,629)	$(3,486)	$(2,629)	$(3,486)	Cash flows approach

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

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share amounts)

Years Ended December 31, 2012, 2011 and 2010

(1) Summary of Significant Accounting Policies (Continued)

  derivative financial instruments with financial institutions and other firms that management believes have high credit ratings. The Company's cash and cash equivalents at commercial banking institutions normally exceed federally insured limits. For a discussion of the credit risks associated with the Company's derivative financial instruments, see Note 3.

  The majority of the Company's trade receivables are unsecured. Payment terms for all trade receivables are based on the underlying purchase orders, contracts or purchase agreements. Credit losses relating to trade receivables generally have been within management expectations and historical trends. Uncollected trade receivables are charged-off when identified by management to be unrecoverable. Trade receivables are presented net of the related allowance for doubtful accounts, which totaled $525 and $429 at December 31, 2012 and 2011, respectively. Additions and write-offs to the Company's allowance for doubtful accounts during the years ended December 31 are as follows:

	2012	2011
Beginning balance	$429	$360
Additions	105	91
Write-offs	(9)	(22)

Ending balance	$525	$429

(h)
Inventories

  Inventories are valued principally at the lower of cost, determined using the average cost method, or market. Costs for raw materials and finished goods include materials, labor and production overhead. A summary of inventories is as follows:

	December 31,
	2012	2011
Lime and limestone inventories:
Raw materials	$6,718	$3,540
Finished goods	2,328	2,107

	$9,046	$5,647
Service parts inventories	5,081	5,117

	$14,127	$10,764

(i)
Property, Plant and Equipment

  For major constructed assets, the capitalized cost includes the price paid by the Company for labor and materials plus interest and internal and external project management costs that are directly related to the constructed assets. Machinery and equipment at December 31, 2012 and 2011 included $1,453 and $1,560, respectively, of construction in progress for various capital projects. No interest costs were capitalized for the years ended December 31, 2012 and 2011. Depreciation of

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share amounts)

Years Ended December 31, 2012, 2011 and 2010

(1) Summary of Significant Accounting Policies (Continued)

  property, plant and equipment is being provided for by the straight-line method over estimated useful lives as follows:

Buildings and building improvements	3 - 20 years
Machinery and equipment	2 - 20 years
Furniture and fixtures	3 - 10 years
Automotive equipment	3 - 10 years

  Maintenance and repairs are charged to expense as incurred; renewals and betterments are capitalized. When units of property are retired or otherwise disposed of, their cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is credited or charged to income.

  The Company expenses all exploration costs as incurred as well as costs incurred at an operating quarry or mine, other than capital expenditures and inventory. Costs to acquire mineral reserves or mineral interests are capitalized upon acquisition. Development costs incurred to develop new mineral reserves, to expand the capacity of a quarry or mine, or to develop quarry or mine areas substantially in advance of current production are capitalized once proven and probable reserves exist and can be economically produced. For each quarry or mine, capitalized costs to acquire and develop mineral reserves are depleted using the units-of-production method based on the proven and probable reserves for such quarry or mine.

  The Company reviews its long-lived assets for impairment and, when events or circumstances indicate the carrying amount of an asset may not be recoverable, the Company determines if impairment of value exists. If the estimated undiscounted future net cash flows are less than the carrying amount of the asset, an impairment exists, and an impairment loss must be calculated and recorded. If an impairment exists, the impairment loss is calculated based on the excess of the carrying amount of the asset over the asset's fair value. Any impairment loss is treated as a permanent reduction in the carrying value of the asset. Through December 31, 2012, no events or circumstances arose that would require the Company to record a provision for impairment of its long-lived assets.

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

(k)
Asset Retirement Obligations

  The Company recognizes legal obligations for reclamation and remediation associated with the retirement of long-lived assets at their fair value at the time the obligations are incurred ("AROs"). Over time, the liability for AROs is recorded at its present value each period through

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share amounts)

Years Ended December 31, 2012, 2011 and 2010

(1) Summary of Significant Accounting Policies (Continued)

  accretion expense, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, the Company either settles the AROs for the recorded amount or recognizes a gain or loss. As of December 31, 2012 and 2011, the Company's AROs included in other liabilities and accrued expenses were $1,397 and $1,540, respectively. Only $404 of assets associated with the Company's AROs are not fully depreciated as of December 31, 2012. During 2012 and 2011, the Company spent $193 and $124 and recognized accretion expense of $51 and $55, respectively, on its AROs.

  The AROs were estimated based on studies and the Company's process knowledge and estimates, and are discounted using an appropriate interest rate. The AROs are adjusted when further information warrants an adjustment. The Company estimates annual expenditures of approximately $100 to $200 each in years 2013 through 2017 relating to its AROs.

(l)
Other Assets

  Other assets consist of the following:

	December 31,
	2012	2011
Intangible assets	$—	$7
Deferred financing costs	136	181
Other	109	114

	$245	$302

  Intangible assets are amortized over their expected useful lives. Amortization expense for these assets totaled $7, $22 and $128 for the years ended December 31, 2012, 2011 and 2010, respectively. Accumulated amortization at December 31, 2012 and 2011 that was netted against the intangible assets was $946 and $939, respectively. There were no remaining unamortized intangible assets at December 31, 2012.

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

  The Company incurred capital expenditures related to environmental matters of approximately $428 in 2012, $407 in 2011 and $787 in 2010.

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share amounts)

Years Ended December 31, 2012, 2011 and 2010

(1) Summary of Significant Accounting Policies (Continued)

(n)
Income Per Share of Common Stock

  The following table sets forth the computation of basic and diluted income per common share:

	Year Ended December 31,
	2012	2011	2010
Net income for basic and diluted income per common share	$16,423	$22,186	$18,040

Weighted-average shares for basic income per common share	5,705,475	6,343,992	6,400,958
Effect of dilutive securities:
Employee and director stock options(1)	10,286	18,449	16,859

Adjusted weighted-average shares and assumed exercises for diluted income per common share	5,715,761	6,362,441	6,417,817

Basic net income per common share	$2.88	$3.50	$2.82

Diluted net income per common share	$2.87	$3.49	$2.81

(1)
Excludes 17,400, 7,500 and 9,500 stock options in 2012, 2011 and 2010, respectively, as antidilutive because the exercise price exceeded the average per share market price for the periods presented.
(o)
Stock-Based Compensation

  The Company expenses all stock-based payments to employees and directors, including grants of stock options and restricted stock, in the Company's Consolidated Statements of Income based on their fair values. Compensation cost is recognized ratably over the vesting period.

(p)
Derivative Instruments and Hedging Activities

  Every derivative instrument (including certain derivative instruments embedded in other contracts) is recorded on the Company's Consolidated Balance Sheet as either an asset or liability measured at its fair value. Changes in the derivative's fair value are recognized currently in earnings unless specific hedge accounting criteria are met. The Company estimates fair value utilizing the cash flows valuation technique. The fair values of derivative contracts that expire in less than one year are recognized as current assets or liabilities. Those that expire in more than one year are recognized as long-term assets or liabilities. Derivative financial instruments that are not accounted for as hedges are adjusted to fair value through earnings. If the derivative is designated as a cash flow hedge, changes in fair value are recognized in comprehensive income (loss) until the hedged item is recognized in earnings. See Notes 1(f), 3 and 4.

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share amounts)

Years Ended December 31, 2012, 2011 and 2010

(1) Summary of Significant Accounting Policies (Continued)

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

(r)
Comprehensive Income (Loss)

  Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain changes in assets and liabilities, such as mark-to-market gains or losses of interest rate hedges, are reported as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income (loss). See Notes 1(p), 3, 4 and 6.

(2) New Accounting Pronouncements

        In June 2011, the Financial Accounting Standards Board issued an Accounting Standards Update that allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The update does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of the update in the first quarter 2012 did not have a material impact on the Company's disclosures, financial condition, results of operations or cash flows.

(3) Banking Facilities and Debt

        The Company's credit agreement includes a ten-year $40 million term loan (the "Term Loan"), a ten-year $20 million multiple draw term loan (the "Draw Term Loan") and a $30 million revolving credit facility (the "Revolving Facility") (collectively, the "Credit Facilities"). At December 31, 2012, the Company had $637 thousand of letters of credit issued, which count as draws under the Revolving

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share amounts)

Years Ended December 31, 2012, 2011 and 2010

(3) Banking Facilities and Debt (Continued)

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

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share amounts)

Years Ended December 31, 2012, 2011 and 2010

(3) Banking Facilities and Debt (Continued)

Due to interest rate declines, the Company's mark to market of its interest rate hedges, at December 31, 2012 and December 31, 2011, resulted in liabilities of $2.6 million and $3.5 million, respectively, which are included in accrued expenses ($1.1 and $1.3 million, respectively) and other liabilities ($1.5 million and $2.2 million, respectively) on the Company's Consolidated Balance Sheets. The Company paid $1.3 and $1.6 million in aggregate quarterly settlement payments pursuant to the hedges in 2012 and 2011, respectively. These payments were included in interest expense in the Company's Consolidated Statements of Income.

        A summary of outstanding debt at the dates indicated is as follows:

	December 31, 2012	December 31, 2011
Term Loan	$16,667	$20,834
Draw Term Loan	10,000	12,083
Revolving Facility(1)	—	—

Subtotal	26,667	32,917
Less current installments	5,000	6,250

Debt, excluding current installments	$21,667	$26,667

(1)
The Company had letters of credit totaling $637 issued on the Revolving Facility at December 31, 2012.

        As the Company's debt bears interest at floating rates, the Company estimates the carrying values of its debt at December 31, 2012 and 2011 approximate fair value.

        Principal amounts payable on the Company's long-term debt outstanding at December 31, 2012 are as follows:

Total	2013	2014	2015	2016	Thereafter
$26,667	$5,000	$5,000	$16,667	$—	$—

(4) Accumulated Other Comprehensive Loss

        The components of comprehensive income for the years ended December 31 are as follows:

	2012	2011	2010
Net income	$16,423	$22,186	$18,040
Minimum pension liability adjustments	100	(234)	47
Reclassification to interest expense	1,320	1,587	1,805
Deferred income tax (expense) benefit	(348)	(4)	165
Mark to market of interest rate hedges	(463)	(1,341)	(2,308)

Comprehensive income	$17,032	$22,194	$17,749

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share amounts)

Years Ended December 31, 2012, 2011 and 2010

(4) Accumulated Other Comprehensive Loss (Continued)

        Amounts reclassified to interest expense were for payments made by the Company pursuant to the Company's interest rate hedges.

        Accumulated other comprehensive loss consisted of the following:

	December 31, 2012	December 31, 2011
Mark to market of interest rate hedges, net of tax benefit	$(1,674)	$(2,219)
Minimum pension liability adjustments, net of tax benefit	(718)	(782)

Accumulated other comprehensive loss	$(2,392)	$(3,001)

(5) Income Taxes

        Income tax expense for the years ended December 31 is as follows:

	2012	2011	2010
Current income tax expense	$3,547	$4,398	$3,945
Deferred income tax expense	2,131	3,560	3,073

Income tax expense	$5,678	$7,958	$7,018

        A reconciliation of income taxes computed at the federal statutory rate to income tax expense for the years ended December 31 is as follows:

	2012		2011		2010
	Amount	Percent of pretax income	Amount	Percent of pretax income	Amount	Percent of pretax income
Income taxes computed at the federal statutory rate	$7,735	35.0%	$10,550	35.0%	$8,770	35.0%
(Reduction) increase in taxes resulting from:
Statutory depletion in excess of cost depletion	(2,048)	(9.3)	(2,366)	(7.9)	(1,584)	(6.3)
Manufacturing deduction	(335)	(1.5)	(308)	(1.0)	(397)	(1.6)
State income taxes, net of federal income tax benefit	331	1.5	24	0.1	155	0.6
Other	(5)	0.0	58	0.2	74	0.3

Income tax expense	$5,678	25.7%	$7,958	26.4%	$7,018	28.0%

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share amounts)

Years Ended December 31, 2012, 2011 and 2010

(5) Income Taxes (Continued)

        Generally, US GAAP requires deferred tax assets to be reduced by a valuation allowance if, based on the weight of available evidence, it is "more likely than not" that some portion or all of the deferred tax assets will not be realized. US GAAP requires an assessment of all available evidence, both positive and negative, to determine the amount of any required valuation allowance.

        Components of the Company's deferred tax liabilities and assets are as follows:

	December 31, 2012	December 31, 2011
Deferred tax liabilities
Lime and limestone property, plant and equipment	$19,306	$17,625
Natural gas interests drilling costs and equipment	3,952	4,247
Other	344	316

	23,602	22,188
Deferred tax assets
Alternative minimum tax credit carry forwards	6,489	7,364
Minimum pension liability	412	448
Fair value liability of interest rate hedges	956	1,268
Other	769	611

	8,626	9,691

Net deferred tax liabilities	$14,976	$12,497

        Current income taxes are classified on the Company's Consolidated Balance Sheets as follows:

Accrued expenses	$307	$—
Prepaid expenses and other current assets	$—	$241

        Deferred income taxes are classified on the Company's Consolidated Balance Sheets as follows:

Prepaid expenses and other current assets	$678	$515
Deferred tax liabilities, net	$15,654	$13,012

        The Company had no federal net operating loss carry forwards at December 31, 2012. At December 31, 2012, the Company had determined that, because of its recent income history and expectations of income in the future, its deferred tax assets were fully realizable. The Company's federal income tax returns for the year ended December 31, 2009 and subsequent years remain subject to examination. The Company's income tax returns in certain state income tax jurisdictions remain subject to examination for various periods for the year ended December 31, 2009 and subsequent years. The Company treats interest and penalties on income tax liabilities as income taxes.

(6) Employee Retirement Plans

        The Company has a noncontributory defined benefit pension plan (the "Corson Plan") that covers substantially all union employees previously employed by its wholly owned subsidiary, Corson Lime

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share amounts)

Years Ended December 31, 2012, 2011 and 2010

(6) Employee Retirement Plans (Continued)

Company. In 1997, the Company sold substantially all of the assets of Corson Lime Company, and all benefits for participants in the Corson Plan were frozen. During 1997 and 1998, the Company made contributions to the Corson Plan that were intended to fully fund the benefits earned by the participants. The Company made no contributions to the Corson Plan from 1999 through 2002. In prior years, significant declines in the financial markets have unfavorably impacted plan asset values, resulting in an unfunded projected benefit obligation of $290 and $487 at December 31, 2012 and 2011, respectively. The Company recorded a comprehensive loss of $64, net of $36 tax benefit, and a comprehensive loss of $149, net of $85 tax benefit, for the years ended December 31, 2012 and 2011, respectively. The Company made contributions of $68 and $18 and $194 to the Corson Plan in 2012, 2011 and 2010, respectively. The Company expects to make a contribution of $83 in 2013.

        In consultation with the investment advisor for the Corson Plan, the administrative committee, consisting of management employees appointed by the Company's Board of Directors, establishes the investment objectives for the Corson Plan's assets. The Plan's assets are invested using a total return investment approach, whereby a mix of equity securities, debt securities, other investments and cash and cash equivalents are used to preserve asset values, diversify risk and achieve the target investment return benchmark. Investment strategies and asset allocations are based on careful consideration of Plan liabilities, the Plan's funded status and financial condition. Investment performance and asset allocation are measured and monitored on an ongoing basis.

        The Corson Plan's assets are managed in a balanced portfolio composed of two major components: an equity portion and a fixed income portion. The expected role of equity investments is to maximize the long-term real growth of the Corson Plan's assets, while the role of fixed income investments is to generate current income, provide for more stable periodic returns and provide some protection against a prolonged decline in the market value of equity investments.

        The current target allocations for Corson Plan assets are 50-70% for equity securities, 25-50% for fixed income securities, 0-15% for other investments and 0-10% for cash and cash equivalents. Equity securities include U.S. and international equity, while fixed income securities include short-duration government agencies and medium-duration bond funds and high-yield bond funds. Other investments include investments in a commodity linked fund and a real estate index fund. The following table sets forth the asset allocation at December 31 for the Plan:

	2012	2011
Equity securities and funds	28.9%	47.0%
Institutional bond funds	58.2	39.6
Other investments	5.9	10.2
Cash and cash equivalents	7.0	3.2

	100.0%	100.0%

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share amounts)

Years Ended December 31, 2012, 2011 and 2010

(6) Employee Retirement Plans (Continued)

        The fair values of the Corson Plan assets at December 31 by asset category are as follows:

	2012	2011
Equity securities and funds	$547	$782
Institutional bond funds	1,101	660
Other investments	112	170
Cash and cash equivalents	132	52

	$1,892	$1,664

        All fair values of the Corson Plan assets are determined by quoted prices on active markets for identical assets (Level 1).

        The following table sets forth the funded status at December 31 of the Corson Plan accrued pension benefits:

	2012	2011
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$2,151	$2,048
Interest cost	89	104
Actuarial loss on plan assets	54	115
Benefits paid	(112)	(116)

Projected benefit obligation at end of year	$2,182	$2,151

Change in plan assets:
Fair value of plan assets at beginning of year	$1,664	$1,815
Employer contribution	151	18
Actual gain (loss) on plan assets	189	(53)
Benefits	(112)	(116)

Fair value of plan assets at end of year	$1,892	$1,664

Underfunded status	$(290)	$(487)

Accumulated benefit obligation	$2,182	$2,151

        The net liability recognized for the Corson Plan on the Company's Consolidated Balance Sheets at December 31 consists of the following:

	2012	2011
Accrued benefit cost	$290	$487

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share amounts)

Years Ended December 31, 2012, 2011 and 2010

(6) Employee Retirement Plans (Continued)

        The weighted-average assumptions used in the measurement of the Corson Plan benefit obligation at December 31 are as follows:

	2012	2011
Discount rate	3.64%	4.25%
Expected long-term return on plan assets	7.00%	7.75%

        The following table provides the components of the Corson Plan net periodic benefit cost:

	Year Ended December 31,
	2012	2011	2010
Interest cost	$89	$104	$108
Expected return on plan assets	(119)	(137)	(126)
Amortization of net actuarial loss	84	71	71

Net periodic benefit cost	$54	$38	$53

        The Company expects benefit payments of $119 in 2013, $125 in 2014, $124 in 2015, $125 in 2016, $130 in 2017 and $707 for years 2018-2022.

        The Company has contributory retirement (401(k)) savings plans for non-union employees and for union employees of Arkansas Lime Company and Texas Lime Company. Company contributions to these plans were $147, $147 and $149 in 2012, 2011 and 2010, respectively.

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

        The number of shares of common stock that may be subject to outstanding awards granted under the 2001 Plan (determined immediately after the grant of any award) may not exceed 650,000 from the inception of the 2001 Plan. In addition, no individual may receive awards in any one calendar year of more than 100,000 shares of common stock. Stock options granted under the 2001 Plan expire ten years from the date of grant and generally become exercisable, or vest, over periods of zero to three years from the grant date. Restricted stock generally vests over periods of one-half to five years. Upon the exercise of stock options, the Company issues common stock from its non-issued authorized or treasury shares that have been reserved for issuance pursuant to the 2001 Plan. At December 31, 2012, the number of shares of common stock remaining available for future grants of stock options, restricted stock or other forms of stock-based compensation under the 2001 Plan was 113,318.

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share amounts)

Years Ended December 31, 2012, 2011 and 2010

(7) Stock-Based Compensation (Continued)

        The Company recorded $1,082, $848 and $737 for stock-based compensation expense related to stock options and shares of restricted stock for 2012, 2011 and 2010, respectively. The amounts included in cost of revenues were $188, $158 and $156, and in selling, general and administrative expense were $894, $690 and $581, for 2012, 2011 and 2010, respectively.

        A summary of the Company's stock option and restricted stock activity and related information for the year ended December 31, 2012 and certain other information for the years ended December 31, 2012, 2011 and 2010 are as follows:

	Stock Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Restricted Stock	Weighted- Average Grant-Date Fair Value
Outstanding (stock options); non-vested (restricted stock) at December 31, 2011	55,500	$30.92	$1,582	24,223	$41.49
Granted	9,900	47.84	—	17,235	53.00
Exercised (stock options); vested (restricted stock)	(10,000)	7.48	(559)	(18,898)	49.92
Forfeited	—	—	—	(182)	53.29

Outstanding (stock options); non-vested (restricted stock) at December 31, 2012	55,400	$38.13	$603	22,378	$44.59

Exercisable at December 31, 2012	55,400	$38.13	$603	n/a	n/a

	2012	2011	2010
Weighted-average fair value of stock options granted during the year	$9.51	$13.99	$12.40

Weighted-average remaining contractual life for stock options in years	6.21	5.64	6.03

Total fair value of stock options vested during the year	$94	$133	$118
Total intrinsic value of stock options exercised during the year	$559	$606	$1,107
Total fair value of restricted stock vested during the year	$943	$715	$649

        There were no non-vested stock options at December 31, 2012, and the weighted-average remaining contractual life of the outstanding and exercisable stock options at such date was 6.21 years. The total compensation cost not yet recognized for restricted stock at December 31, 2012 was approximately $769, which will be recognized over the weighted average of 1.17 years.

        The fair value for the stock options was estimated at the date of grant using a lattice-based option valuation model, with the following weighted average assumptions for the 2012, 2011 and 2010 grants: risk-free interest rates of 0.36% to 0.51% (weighted average 0.40%) in 2012, 0.39% to 1.21% (weighted average 0.56%) in 2011, and 0.99% to 1.81% (weighted average 1.16%) in 2010; a dividend yield of 0%; and a volatility factor of .278 to .288 (weighted average .286) in 2012; .351 to .411 (weighted average .364) in 2011, .420 to .423 (weighted average .422) in 2010, based on the monthly per-share closing prices for three years preceding the date of issuance. In addition, the fair value of these options

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share amounts)

Years Ended December 31, 2012, 2011 and 2010

(7) Stock-Based Compensation (Continued)

was estimated based on an expected life of three years. The fair value of restricted stock is based on the closing per-share price of the Company's common stock on the date of grant.

(8) Commitments and Contingencies

        The Company leases some of the equipment used in its operations under operating leases. Generally, the leases are for periods varying from one to five years and are renewable at the option of the Company. The Company also has a lease for corporate office space. Total lease and rent expense was $2,000 for 2012 $1,319 for 2011, and $1,388 for 2010. As of December 31, 2012, future minimum payments under operating leases that were either non-cancelable or subject to significant penalty upon cancellation were $1,569 for 2013, $1,462 for 2014, $1,244 for 2015, $970 for 2016, $393 for 2017 and zero thereafter.

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

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share amounts)

Years Ended December 31, 2012, 2011 and 2010

(9) Business Segments (Continued)

        Operating results and certain other financial data for the years ended December 31, 2012, 2011 and 2010 for the Company's two business segments are as follows:

	2012	2011	2010
Revenues
Lime and limestone operations	$131,404	$129,704	$125,169
Natural gas interests	7,121	12,878	7,425

Total revenues	$138,525	$142,582	$132,594

Depreciation, depletion and amortization
Lime and limestone operations	$13,559	$12,195	$12,135
Natural gas interests	1,291	1,402	1,172

Total depreciation, depletion and amortization	$14,850	$13,597	$13,307

Gross profit
Lime and limestone operations	$29,499	$32,142	$31,209
Natural gas interests	3,939	9,207	4,832

Total gross profit	$33,438	$41,349	$36,041

Identifiable assets, at year end
Lime and limestone operations	$130,059	$133,487	$136,103
Natural gas interests	11,943	13,789	14,036
Unallocated corporate assets and cash items	32,244	55,797	38,359

Total identifiable assets	$174,246	$203,073	$188,498

Capital expenditures
Lime and limestone operations	$8,211	$7,696	$6,777
Natural gas interests	81	1,717	2,551

Total capital expenditures	$8,292	$9,413	$9,328

(10) Supplementary Financial Information for Oil and Gas Producing Activities

Results of Operations from Oil and Gas Producing Activities

        The Company's natural gas interests consist of royalty and non-operating working interests in wells drilled on the Company's approximately 3,800 acres of land located in Johnson County, Texas in the Barnett Shale Formation. The Company also has royalty and non-operating working interests in wells drilled from drillsites on the Company's property under a lease covering approximately 538 acres of land contiguous to the Company's Johnson County, Texas property. The following sets forth certain

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share amounts)

Years Ended December 31, 2012, 2011 and 2010

(10) Supplementary Financial Information for Oil and Gas Producing Activities (Continued)

information with respect to the Company's results of operations and costs incurred for its natural gas interests for the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
Results of Operations
Revenues	$7,121	$12,878	$7,425
Production and operating costs	1,891	2,269	1,421
Depreciation and depletion	1,291	1,402	1,172

Results of operations before income taxes	3,939	9,207	4,832
Income tax expense	1,044	2,664	1,410

Results of operations (excluding corporate overhead and interest costs)	$2,895	$6,543	$3,422

Costs Incurred
Development costs incurred	$81	$927	$2,204
Exploration costs	—	—	—
Capitalized asset retirement costs	—	$3	$3
Property acquisition costs	—	—	—
Capitalized Costs
Natural gas properties—proved	$18,301	$18,220	$17,295
Less: accumulated depreciation and depletion	7,294	5,997	4,593

Net capitalized costs for natural gas properties	$11,007	$12,223	$12,702

Unaudited Oil and Natural Gas Reserve and Standardized Measure Information

        The independent petroleum engineering firm of DeGolyer and MacNaughton has been retained by the Company to estimate its proved natural gas reserves as of December 31, 2012. No events have occurred since December 31, 2012 that would have a material effect on the estimated proved reserves.

        The following information is presented with regard to the Company's natural gas reserves, all of which are proved and located in the United States. These rules require inclusion, as a supplement to the basic financial statements, of a standardized measure of discounted future net cash flows relating to proved natural gas reserves. The standardized measure, in management's opinion, should be examined with caution. The basis for these disclosures is independent petroleum engineers' reserve studies, which contain imprecise estimates of quantities and rates of production of reserves. Revision of estimates can have a significant impact on the results. Also, development and production improvement costs in one year may significantly change previous estimates of proved reserves and their valuation. Values of unproved properties and anticipated future price and cost increases or decreases are not considered. Therefore, the standardized measure is not necessarily a "best estimate" of the fair value of gas properties or of future net cash flows.

        In calculating the future net cash flows for its royalty and non-operating working interests in the table below as of December 31, 2012, 2011 and 2010, the Company utilized 12-month average prices, as

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share amounts)

Years Ended December 31, 2012, 2011 and 2010

(10) Supplementary Financial Information for Oil and Gas Producing Activities (Continued)

now required by US GAAP, of $2.87, $4.46 and $4.52 per MCF of natural gas and $30.27, $49.58 and $38.71 per BBL of natural gas liquids, respectively. Utilizing year-end prices of natural gas and natural gas liquids as of December 31, 2012, 2011 and 2010 would have resulted in proved reserves of 10.1, 10.2 and 13.1 BCF of natural gas and 1.5, 1.5 and 1.3 MMBBLS of natural gas liquids, respectively.

Unaudited Summary of Changes in Proved Reserves

	Natural Gas (BCF)	Natural Gas Liquids (MMBBLS)	Natural Gas (BCF)	Natural Gas Liquids (MMBBLS)	Natural Gas (BCF)	Natural Gas Liquids (MMBBLS)
	2012	2012	2011	2011	2010	2010
Proved reserves—beginning of year	10.3	1.5	12.3	1.2	13.3	1.8
Revisions of previous estimates	(0.8)	(0.3)	(0.8)	0.5	(0.6)	(0.6)
Extensions and discoveries	—	—	—	—	0.4	—
Production	(1.2)	(0.1)	(1.2)	(0.2)	(0.8)	—

Proved reserves—end of year	8.3	1.1	10.3	1.5	12.3	1.2

Proved developed reserves—end of year	8.3	1.1	10.3	1.5	11.7	1.2

Unaudited Standardized Measure of Discounted Future Net Cash Flows

	2012	2011	2010
Future estimated gross revenues	$57,882	$120,920	$102,198
Future estimated production and development costs	(23,905)	(32,138)	(31,406)

Future estimated net revenues	33,977	88,782	70,792
Future estimated income tax expense	(9,193)	(25,627)	(20,174)

Future estimated net cash flows	24,784	63,155	50,618
10% annual discount for estimated timing of cash flows	(12,020)	(33,207)	(24,162)

Standardized measure of discounted future estimated net cash flows	$12,764	$29,948	$26,456

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share amounts)

Years Ended December 31, 2012, 2011 and 2010

(10) Supplementary Financial Information for Oil and Gas Producing Activities (Continued)

Unaudited Changes in Standardized Measure of Discounted Future Net Cash Flows

	2012	2011	2010
Standardized measure—beginning of year	$29,948	$26,456	$23,076
Net change in sales prices and production costs	(7,067)	2,403	8,689
Sales of natural gas produced, net of production costs	(5,230)	(7,805)	(5,992)
Extensions and discoveries, net of related costs	—	—	1,737
Future development costs	—	—	(716)
Net change due to changes in quantity estimates	(5,863)	4,086	(5,488)
Previously estimated development costs incurred	116	925	1,549
Net change in income taxes	7,419	(1,609)	(1,237)
Accretion of discount	1,603	3,211	2,962
Timing of production of reserves and other	(8,162)	2,281	1,876

Standardized measure—end of year	$12,764	$29,948	$26,456

(11) Summary of Quarterly Financial Data (unaudited)

	2012
	March 31,	June 30,	September 30,	December 31,
Revenues
Lime and limestone operations	$33,905	$34,729	$32,558	$30,212
Natural gas interests	2,123	1,769	1,558	1,671

	$36,028	$36,498	$34,116	$31,883
Gross profit
Lime and limestone operations	$7,951	$7,324	$6,972	$7,252
Natural gas interests	1,252	1,029	787	871

	$9,203	$8,353	$7,759	$8,123
Net income	$4,624	$4,060	$3,947	$3,792
Basic income per common share	$0.75	$0.73	$0.71	$0.68
Diluted income per common share	$0.75	$0.73	$0.71	$0.68

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share amounts)

Years Ended December 31, 2012, 2011 and 2010

(11) Summary of Quarterly Financial Data (unaudited) (Continued)

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

        As of December 31, 2012, management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in "Internal Control—Integrated Framework," issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO criteria"). Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

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

        None

 PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

        The information appearing under "Election of Directors," "Nominees for Director," "Executive Officers Who Are Not Directors" and "Corporate Governance" in the definitive Proxy Statement for the Company's 2013 Annual Meeting of Shareholders (the "2013 Proxy Statement") is hereby incorporated by reference in answer to this Item 10. The Company anticipates that it will file the 2013 Proxy Statement with the SEC on or before April 5, 2013.

ITEM 11.    EXECUTIVE COMPENSATION.

        The information appearing under "Executive Compensation" and "Compensation of Directors" in the 2013 Proxy Statement is hereby incorporated by reference in answer to this Item 11.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        The information appearing under "Voting Securities and Principal Shareholder," "Shareholdings of Company Directors and Executive Officers" and "Executive Compensation" in the 2013 Proxy Statement is hereby incorporated by reference in answer to this Item 12.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

        The information appearing under "Voting Securities and Principal Shareholder," "Corporate Governance" and "Certain Transactions" in the 2013 Proxy Statement is hereby incorporated by reference in answer to this Item 13.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

        The information appearing under "Independent Auditors" in the 2013 Proxy Statement is hereby incorporated by reference in answer to this Item 14.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)
1.    The following financial statements are included in Item 8:

    Reports of Independent Registered Public Accounting Firm

    Consolidated Financial Statements:

Consolidated Balance Sheets as of December 31, 2012 and 2011;
Consolidated Statements of Income for the Years Ended December 31, 2012, 2011 and 2010;
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2012, 2011 and 2010;
Consolidated Statements of Stockholders' Equity for the Years Ended December, 31, 2012, 2011 and 2010;
Consolidated Statements of Cash Flows for the Years Ended December 31, 2012, 2011 and 2010; and
Notes to Consolidated Financial Statements.
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
10.3
Oil and Gas Lease Agreement dated as of May 28, 2004 between Texas Lime Company and EOG Resources, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, File Number 000-4197).
10.4
Credit Agreement dated as of August 25, 2004 among United States Lime & Minerals, Inc., each Lender from time to time a party thereto, and Wells Fargo Bank, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated August 31, 2004, File Number 000-4197).
10.5
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
10.7
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
10.9
Fourth Amendment to Credit Agreement dated as of June 1, 2010 among United States Lime & Minerals, Inc., each Lender from time to time a party thereto, and Wells Fargo Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 1, 2010, File Number 000-4197).
21.1	Subsidiaries of the Company.
23.1	Consent of Independent Registered Public Accounting Firm.
23.2	Consent of Independent Petroleum Engineers.
31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer.
32.1	Section 1350 Certification by Chief Executive Officer.
32.2	Section 1350 Certification by Chief Financial Officer.
95.1	Mine Safety Disclosures.
99.1	Report of Independent Petroleum Engineers.
101	Interactive Data Files.

Exhibits 10.1.1 through 10.2 are management contracts or compensatory plans or arrangements required to be filed as exhibits.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED STATES LIME & MINERALS, INC.
Date: March 7, 2013	By:	/s/ TIMOTHY W. BYRNE Timothy W. Byrne, President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 7, 2013	By:	/s/ TIMOTHY W. BYRNE Timothy W. Byrne, President, Chief Executive Officer, and Director (Principal Executive Officer)

Date: March 7, 2013	By:	/s/ M. MICHAEL OWENS M. Michael Owens, Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: March 7, 2012	By:	/s/ ANTOINE M. DOUMET Antoine M. Doumet, Director and Chairman of the Board

Date: March 7, 2013	By:	/s/ RICHARD W. CARDIN Richard W. Cardin, Director

Date: March 7, 2013	By:	/s/ BILLY R. HUGHES Billy R. Hughes, Director

Date: March 7, 2013	By:	/s/ WALLACE G. IRMSCHER Wallace G. Irmscher, Director

Date: March 7, 2013	By:	/s/ EDWARD A. ODISHAW Edward A. Odishaw, Director and Vice Chairman of the Board

EXHIBIT INDEX

21.1	SUBSIDIARIES OF THE COMPANY.
23.1	CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM.
23.2	CONSENT OF INDEPENDENT PETROLEUM ENGINEERS.
31.1	RULE 13a-14(a)/15d-14(a) CERTIFICATION BY CHIEF EXECUTIVE OFFICER.
31.2	RULE 13a-14(a)/15d-14(a) CERTIFICATION BY CHIEF FINANCIAL OFFICER.
32.1	SECTION 1350 CERTIFICATION BY CHIEF EXECUTIVE OFFICER.
32.2	SECTION 1350 CERTIFICATION BY CHIEF FINANCIAL OFFICER.
95.1	MINE SAFETY DISCLOSURES.
99.1	REPORT OF INDEPENDENT PETROLEUM ENGINEERS.
101	INTERACTIVE DATA FILES.