Form 10-Q
period 2013-03-31
UNITED STATES LIME & MINERALS INC
filed 2013-05-01
CIK 82020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  Yes  ☒   No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:  As of April 29, 2013, 5,557,470 shares of common stock, $0.10 par value, were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	March 31, 2013	December 31, 2012

ASSETS
Current assets:
Cash and cash equivalents	$33,488	$29,787
Trade receivables, net	16,776	14,552
Inventories	13,689	14,127
Prepaid expenses and other current assets	1,824	1,493
Total current assets	65,777	59,959

Property, plant and equipment, at cost	243,953	242,675
Less accumulated depreciation and depletion	(132,060)	(128,633)
Property, plant and equipment, net	111,893	114,042

Other assets, net	233	245
Total assets	$177,903	$174,246

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of debt	$6,250	$5,000
Accounts payable	4,928	4,171
Accrued expenses	4,070	4,169
Total current liabilities	15,248	13,340
Debt, excluding current installments	20,417	21,667
Deferred tax liabilities, net	16,011	15,654
Other liabilities	2,909	3,230
Total liabilities	54,585	53,891
Stockholders’ equity:
Common stock	649	648
Additional paid-in capital	18,583	18,353
Accumulated other comprehensive loss	(2,205)	(2,392)
Retained earnings	156,090	153,333
Less treasury stock, at cost	(49,799)	(49,587)

Total stockholders’ equity	123,318	120,355
Total liabilities and stockholders’ equity	$177,903	$174,246

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of dollars, except per share amounts)

(Unaudited)

	QUARTER ENDED
	March 31,
	2013		2012
Revenues
Lime and limestone operations	$30,155	95.5%	$33,905	94.1%
Natural gas interests	1,430	4.5%	2,123	5.9%
	31,585	100.0%	36,028	100.0%
Cost of revenues:
Labor and other operating expenses	21,641	68.5%	23,257	64.6%
Depreciation, depletion and amortization	3,653	11.6%	3,568	9.9%
	25,294	80.1%	26,825	74.5%

Gross profit	6,291	19.9%	9,203	25.5%

Selling, general and administrative expenses	2,143	6.8%	2,267	6.3%

Operating profit	4,148	13.1%	6,936	19.2%

Other expense (income):
Interest expense	489	1.5%	576	1.6%
Other, net	(39)	(0.1)%	26	0.1%
	450	1.4%	602	1.7%

Income before income taxes	3,698	11.7%	6,334	17.5%
Income tax expense	941	3.0%	1,710	4.7%
Net income	$2,757	8.7%	$4,624	12.8%

Income per share of common stock:

Basic	$0.50		$0.75

Diluted	$0.50		$0.75

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	QUARTER ENDED
	March 31,
	2013	2012
Net income	$2,757	$4,624
Other comprehensive income
Mark to market of interest rate hedges, net of tax expense of $107 and $82 for 2013 and 2012, respectively	187	145
Total other comprehensive income	187	145
Comprehensive income	$2,944	$4,769

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	QUARTER ENDED
	MARCH 31,
	2013	2012
Operating Activities:
Net income	$2,757	$4,624
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	3,729	3,640
Amortization of deferred financing costs	12	11
Deferred income taxes	9	500
(Gain) loss on sale of property, plant and equipment	(25)	10
Stock-based compensation	231	262
Changes in operating assets and liabilities:
Trade receivables, net	(2,224)	(1,523)
Inventories	438	(206)
Prepaid expenses and other current assets	(331)	37
Other assets	1	5
Accounts payable and accrued expenses	579	(74)
Other liabilities	214	(167)
Net cash provided by operating activities	5,390	7,119
Investing Activities:
Purchase of property, plant and equipment	(1,519)	(2,299)
Proceeds from sale of property, plant and equipment	42	4
Net cash used in investing activities	(1,477)	(2,295)
Financing Activities:
Repayments of term loans	—	(1,250)
Proceeds from exercise of stock options	—	73
Purchase of treasury shares	(212)	(40,733)
Net cash used in financing activities	(212)	(41,910)
Net increase (decrease) in cash and cash equivalents	3,701	(37,086)
Cash and cash equivalents at beginning of period	29,787	53,372
Cash and cash equivalents at end of period	$33,488	$16,286

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.              Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by United States Lime & Minerals, Inc. (the “Company”) without independent audit.  In the opinion of the Company’s management, all adjustments of a normal and recurring nature necessary to present fairly the financial position, results of operations, comprehensive income and cash flows for the periods presented have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2012.  The results of operations for the three-month period ended March 31, 2013 are not necessarily indicative of operating results for the full year.

2.              Organization

The Company is headquartered in Dallas, Texas, and operates through two business segments.  Through its Lime and Limestone Operations, the Company is a manufacturer of lime and limestone products, supplying primarily the construction (including highway, road and parking lot contractors), metals (including steel producers), environmental (including municipal sanitation and water treatment facilities and flue gas treatment), oil and gas services, industrial (including paper and glass manufacturers), roof shingle and agriculture (including poultry and cattle feed producers) industries.  The Company operates lime and limestone plants and distribution facilities in Arkansas, Colorado, Louisiana, Oklahoma and Texas through its wholly owned subsidiaries, Arkansas Lime Company, Colorado Lime Company, Texas Lime Company, U.S. Lime Company, U.S. Lime Company — Shreveport, U.S. Lime Company — St. Clair and U.S. Lime Company — Transportation.

The Company’s Natural Gas Interests segment is held in its wholly owned subsidiary, U.S. Lime Company — O & G, LLC (“U.S. Lime O & G”).  Under a lease agreement (the “O & G Lease”), U.S. Lime O & G has royalty interests ranging from 15.4% to 20% and a 20% non-operating working interest, resulting in an overall average revenue interest of 34.7%, with respect to oil and gas rights in 33 wells drilled and currently producing on the Company’s approximately 3,800 acres of land located in Johnson County, Texas, in the Barnett Shale Formation. Through U. S. Lime O & G, the Company also has a drillsite and production facility lease agreement and subsurface easement (the “Drillsite Agreement”) relating to approximately 538 acres of land contiguous to the Company’s Johnson County, Texas property.  Pursuant to the Drillsite Agreement, the Company receives a 3% royalty interest and a 12.5% non-operating working interest, resulting in a 12.4% revenue interest, in the six wells drilled from pad sites located on the Company’s property.

3.              Accounting Policies

Revenue Recognition.  The Company recognizes revenue for its Lime and Limestone Operations in accordance with the terms of its purchase orders, contracts or purchase agreements, which are generally upon shipment, and when payment is considered probable. Revenues include external freight billed to customers with related costs in cost of revenues.  The Company’s returns and allowances are minimal.  External freight billed to customers included in first quarter 2013 and 2012 revenues was $6.0 million and $6.8 million, respectively, which approximates the amount of external freight billed to customers included in cost of revenues.  Sales taxes billed to customers are not included in revenues.  For its Natural Gas Interests, the Company recognizes revenue in the month of production and delivery.

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

Fair Values of Financial Instruments.  Fair value is defined as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.”  The Company uses a three-tier fair value hierarchy, which classifies the inputs used in measuring fair values, in determining the fair value of its financial assets and liabilities.  These tiers include:  Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets; Level 2, defined as observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.  There were no changes in the methods and assumptions used in measuring fair value during the period, which include, as of the valuation date, LIBOR rates over the term of the outstanding debt.  The Company’s financial  liabilities measured at fair value on a recurring basis at March 31, 2013 and December 31, 2012 are summarized below (in thousands):

			Significant Other
			Observable Inputs (Level 2)
	March 31,	December 31,	March 31,	December 31,	Valuation
	2013	2012	2013	2012	Technique
Interest rate swap liabilities	$(2,335)	$(2,629)	$(2,335)	$(2,629)	Cash flows approach

Comprehensive Income (Loss).  Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income.  Certain changes in assets and liabilities, such as mark-to-market gains or losses of interest rate hedges, are reported as a separate component of the equity section of the balance sheet.  Such items, along with net income, are components of comprehensive income (loss).

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

The following table sets forth operating results and certain other financial data for the Company’s two business segments (in thousands):

	Quarter Ended
	March 31,
	2013	2012
Revenues
Lime and limestone operations	$30,155	$33,905
Natural gas interests	1,430	2,123
Total revenues	$31,585	$36,028
Depreciation, depletion and amortization
Lime and limestone operations	$3,380	$3,254
Natural gas interests	273	314
Total depreciation, depletion and amortization	$3,653	$3,568
Gross profit
Lime and limestone operations	$5,667	$7,951
Natural gas interests	624	1,252
Total gross profit	$6,291	$9,203
Capital expenditures
Lime and limestone operations	$1,515	$2,286
Natural gas interests	4	13
Total capital expenditures	$1,519	$2,299

5.              Income Per Share of Common Stock

The following table sets forth the computation of basic and diluted income per common share (in thousands, except per share amounts):

	Quarter Ended
	March 31,
	2013	2012
Net income for basic and diluted income per common share	$2,757	$4,624
Weighted-average shares for basic income per common share	5,558	6,172
Effect of dilutive securities:
Employee and director stock options (1)	10	16
Adjusted weighted-average shares and assumed exercises for diluted income per common share	5,568	6,188
Basic net income per common share	$0.50	$0.75
Diluted net income per common share	$0.50	$0.75

(1)  Excludes 9.9 stock options for the quarter ended March 31, 2013 as anti-dilutive because the exercise price exceeded the average per share market price for the period.

6.              Accumulated Other Comprehensive Loss

The following table presents the components of comprehensive income (in thousands):

	Quarter Ended March 31,
	2013	2012
Net income	$2,757	$4,624
Reclassification to interest expense	294	339
Deferred income tax expense	(107)	(82)
Mark to market of interest rate hedges	—	(112)
Comprehensive income	$2,944	$4,769

Amounts reclassified to interest expense were for payments made by the Company pursuant to the Company’s interest rate hedges.

Accumulated other comprehensive loss consisted of the following (in thousands):

	March 31, 2013	December 31, 2012
Mark to market of interest rate hedges, net of tax benefit	$(1,487)	$(1,674)
Minimum pension liability adjustments, net of tax benefit	(718)	(718)
Accumulated other comprehensive loss	$(2,205)	$(2,392)

7.              Inventories

Inventories are valued principally at the lower of cost, determined using the average cost method, or market.   Costs for raw materials and finished goods include materials, labor, and production overhead.   Inventories consisted of the following (in thousands):

	March 31, 2013	December 31, 2012
Lime and limestone inventories:
Raw materials	$6,620	$6,718
Finished goods	1,819	2,328
	8,439	9,046
Service parts inventories	5,250	5,081
	$13,689	$14,127

8.              Banking Facilities and Debt

The Company’s credit agreement includes a ten-year $40 million term loan (the “Term Loan”), a ten-year $20 million multiple draw term loan (the “Draw Term Loan”) and a $30 million revolving credit facility (the “Revolving Facility”) (collectively, the “Credit Facilities”).  At March 31, 2013, the Company had $637 thousand of letters of credit issued, which count as draws under the Revolving Facility.  Pursuant to a security agreement, dated August 25, 2004, the Credit Facilities are secured by the Company’s existing and hereafter acquired tangible assets, intangible assets and real property.

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

The Revolving Facility commitment fee ranges from 0.250% to 0.400%.  The Credit Facilities bear interest, at the Company’s option, at either LIBOR plus a margin of 1.750% to 2.750%, or the Lender’s Prime Rate plus a margin of 0.000% to plus 1.000%.  The Revolving Facility commitment fee and the interest rate margins are determined quarterly in accordance with a pricing grid based upon the Company’s Cash Flow Leverage Ratio, defined as the ratio of the Company’s total funded senior indebtedness to earnings before interest, taxes, depreciation, depletion and amortization (“EBITDA”) for the 12 months ended on the last day of the most recent calendar quarter, plus pro forma EBITDA from any businesses acquired during the period.

The Company has hedges, with Wells Fargo Bank, N.A as the counterparty to the hedges, that fix LIBOR through maturity at 4.695%, 4.875% and 5.500% on the outstanding balance of the Term Loan, 75% of the outstanding balance of the Draw Term Loan and 25% of the outstanding balance of the Draw Term Loan, respectively.  Based on the current LIBOR margin of 1.750%, the Company’s current interest rates are: 6.445% on the outstanding balance of the Term Loan; 6.625% on 75% of the outstanding balance of the Draw Term Loan; and 7.250% on 25% of the outstanding balance of the Draw Term Loan.

The hedges have been effective as defined under applicable accounting rules.  Therefore, changes in fair value of the interest rate hedges are reflected in comprehensive income (loss).  The Company will be exposed to credit losses in the event of non-performance by the counterparty to the hedges.   The Company’s mark to market of its interest rate hedges, at March 31, 2013 and December 31, 2012, resulted in liabilities of $2.3 million and $2.6 million, respectively, which are included in accrued expenses ($1.1 million for both dates) and other liabilities ($1.3 million and $1.5 million, respectively) on the Company’s Condensed Consolidated Balance Sheets.  The Company paid $294 thousand and $339 thousand in the first quarters 2013 and 2012, respectively, in quarterly settlement payments pursuant to the hedges.  These payments are included in interest expense on the Company’s Condensed Consolidated Statements of Operations.

A summary of outstanding debt at the dates indicated is as follows (in thousands):

	March 31,	December 31,
	2013 (1)	2012
Term Loan	$16,667	$16,667
Draw Term Loan	10,000	10,000
Revolving Facility (2)	—	—
Subtotal	26,667	26,667
Less current installments	6,250	5,000
Debt, excluding current installments	$20,417	$21,667

(1) Because March 31, 2013 was not a business day, the first quarter 2013 $1.25 million repayment on term loan debt was made on April 1, 2013.

(2) The Company had letters of credit totaling $637 issued on the Revolving Facility at both March 31, 2013 and December 31, 2012.

As the Company’s debt bears interest at floating rates, the Company estimates that the carrying values of its debt at March 31, 2013 and December 31, 2012 approximate fair value.

9.              Income Taxes

The Company has estimated that its effective income tax rate for 2013 will be approximately 25.4%.  As in prior periods, the primary reason for the effective rate being below the federal statutory rate is due to statutory depletion, which is allowed for income tax purposes and is a permanent difference between net income for financial reporting purposes and taxable income.

ITEM 2:                         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements.   Any statements contained in this Report that are not statements of historical fact are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995.  Forward-looking statements in this Report, including without limitation statements relating to the Company’s plans, strategies, objectives, expectations, intentions, and adequacy of resources, are identified by such words as “will,” “could,” “should,” “would,”  “believe,” “expect,” “intend,” “plan,” “schedule,” “estimate,” “anticipate,” and “project.”  The Company undertakes no obligation to publicly update or revise any forward-looking statements.  The Company cautions that forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from expectations, including without limitation the following:  (i) the Company’s plans, strategies, objectives, expectations, and intentions are subject to change at any time at the Company’s discretion; (ii) the Company’s plans and results of operations will be affected by its ability to maintain and manage its growth; (iii) the Company’s ability to meet short-term and long-term liquidity demands, including servicing the Company’s debt and meeting the Company’s operating and capital needs, conditions in the credit and equity markets, and changes in interest rates on the Company’s debt, including the ability of the Company’s customers and the counterparty to the Company’s interest rate hedges to meet their obligations;  (iv) interruptions to operations and increased expenses at its facilities resulting from changes in mining methods or conditions, inclement weather conditions, natural disasters, accidents, IT systems failures or disruptions or regulatory requirements; (v) increased fuel, electricity, transportation and freight costs; (vi) unanticipated delays, difficulties in financing, or cost overruns in completing modernization, expansion and development projects; (vii) the Company’s ability to expand its Lime and Limestone Operations through acquisitions of businesses with related or similar operations, including obtaining financing for such acquisitions, and to successfully integrate acquired operations and sell the increased production at acceptable prices; (viii) inadequate demand and/or prices for the Company’s lime and limestone products due to the state of the U.S. economy, recessionary pressures in particular industries, including highway, road and housing related construction, steel, and oil and gas services, and inability to continue to increase or maintain prices for the Company’s products; (ix) uncertainties of development, production, pipeline capacity and prices with respect to the Company’s Natural Gas Interests, including the reduction, suspension or termination of drilling activities pursuant to the Company’s O & G Lease and Drillsite Agreement, unitization of existing wells, inability to explore for new reserves, declines in production rates and plugging and abandoning of existing wells; (x) ongoing and possible new regulations, investigations, enforcement actions and costs, legal expenses, penalties, fines, assessments, litigation, judgments and settlements, taxes and disruptions and limitations of operations, including those related to climate change and health and safety and those that could impact the Company’s ability to continue or renew its operating permits; and (xi) other risks and uncertainties set forth in this Report or indicated from time to time in the Company’s filings with the Securities and Exchange Commission (the “SEC”), including the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Overview.

The Company has two operating segments:  Lime and Limestone Operations and Natural Gas Interests.  Revenues and gross profit are the primary items utilized to evaluate the operating results of the Company’s segments and to allocate resources.

Through its Lime and Limestone Operations, the Company is a manufacturer of lime and limestone products, supplying primarily the construction (including highway, road and parking lot contractors), metals (including steel producers), environmental (including municipal sanitation and water treatment facilities and flue gas treatment), oil and gas services, industrial (including paper and glass manufacturers), roof shingle and agriculture (including poultry and cattle feed producers) industries.  The Company is headquartered in Dallas, Texas and operates lime and limestone plants and distribution facilities in Arkansas, Colorado, Louisiana, Oklahoma and Texas through its wholly owned subsidiaries, Arkansas Lime Company, Colorado Lime Company, Texas Lime Company, U.S. Lime Company, U.S. Lime Company — Shreveport, U.S. Lime Company — St. Clair and U.S. Lime Company — Transportation.  The Lime and Limestone Operations represent the Company’s principal business.

The Company’s Natural Gas Interests are held in its wholly owned subsidiary, U.S. Lime Company — O & G, LLC, and consist of royalty and non-operating working interests under the O & G Lease with EOG Resources, Inc. and the Drillsite Agreement with XTO Energy, Inc. related to the Company’s Johnson County, Texas property, located in the Barnett Shale Formation, on which Texas Lime Company conducts its lime and limestone operations.

Revenues from the Company’s Lime and Limestone Operations decreased 11.1% in the first quarter 2013, compared to the first quarter 2012, primarily because of decreased sales volumes of approximately 11.5% for the Company’s lime and limestone products, principally resulting from the reduction in demand from its steel customers due to the reduction in steel output in the United States and from its oil and gas services customers due to reduced oil and gas drilling activity in the Company’s markets, partially offset by increased sales volumes to its construction customers.  The decreased sales volumes were partially offset by average product price increases of approximately 0.4% realized for the Company’s lime and limestone products in the first quarter 2013, compared to the comparable 2012 quarter.  The Company’s gross profit from its Lime and Limestone Operations decreased in the first quarter 2013, compared to the first quarter 2012, primarily because of the decrease in revenues in the first quarter 2013, compared to the comparable 2012 quarter.  The Company expects demand from its construction customers will continue to increase in the second quarter 2013 compared to last year’s second quarter, while demand from its steel and oil and gas services customers will continue to be lower.

Revenues from the Company’s Natural Gas Interests decreased in the first quarter 2013 due to lower prices for both natural gas and natural gas liquids, compared to the comparable 2012 quarter, as well as decreased production volumes resulting from the normal declines in production rates on the Company’s existing natural gas wells.  The 32.6% decrease in revenues from Natural Gas Interests in the first quarter 2013, as compared to last year’s comparable quarter, resulted from lower production volumes (approximately 20.7% for the 2013 quarter, compared to the comparable 2012 quarter) and price decreases (approximately 11.9% for the 2013 quarter, compared to the comparable 2012 quarter).  The Company’s gross profit from its Natural Gas Interests decreased for the first quarter 2013, compared to the comparable 2012 quarter, because of the decrease in revenues discussed above.  No new wells were drilled in the first quarter 2013 or are currently being drilled.  The Company cannot predict the number of additional wells that ultimately will be drilled, if any, or their results.

Liquidity and Capital Resources.

Net cash provided by operating activities was $5.4 million in the first quarter 2013, compared to $7.1 million in the first quarter 2012, a decrease of $1.7 million, or 24.3%.  Net cash provided by operating activities is composed of net income, depreciation, depletion and amortization (“DD&A”) and other non-cash items included in net income, and changes in working capital.  In the first quarter 2013, cash provided by operating activities was principally composed of net income of $2.8 million and DD&A of $3.7 million, compared to $4.6 million of net income, $3.6 million of DD&A and $500 thousand of deferred income taxes in the first quarter 2012.  The most significant changes in working capital in the 2013 and 2012 quarters were net increases in trade receivables of $2.2 million and $1.5 million, respectively.  The net increases in trade receivables in the 2013 and 2012 periods primarily resulted from increased revenues in the last month of the first quarters compared to the corresponding last month of the prior year fourth quarters.

The Company had $1.5 million in capital expenditures in the first quarter 2013, compared to $2.3 million in the comparable period last year.

Net cash used in financing activities was $212 thousand and $41.9 million in the 2013 and 2012 quarters, respectively, primarily consisting of $212 thousand and $40.7 million for purchase of treasury shares in the first quarters 2013 and 2012, respectively, and repayment of $1.25 million of term loan debt in the first quarter 2012.  Because March 31, 2013 was not a business day, the first quarter 2013 $1.25 million repayment of term loan debt was made on April 1, 2013.  Cash and cash equivalents increased to $33.5 million at March 31, 2013 from $29.8 million at December 31, 2012.

The Company’s credit agreement includes a ten-year $40 million term loan (the “Term Loan”), a ten-year $20 million multiple draw term loan (the “Draw Term Loan”) and a $30 million revolving credit facility (the “Revolving Facility”) (collectively, the “Credit Facilities”).  At March 31, 2013, the Company had $637 thousand of letters of credit issued, which count as draws under the Revolving Facility.  Pursuant to a security agreement, dated August 25, 2004, the Credit Facilities are secured by the Company’s existing and hereafter acquired tangible assets, intangible assets and real property.

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

The Revolving Facility commitment fee ranges from 0.250% to 0.400%.  The Credit Facilities bear interest, at the Company’s option, at either LIBOR plus a margin of 1.750% to 2.750%, or the Lender’s Prime Rate plus a margin of 0.000% to plus 1.000%.  The Revolving Facility commitment fee and the interest rate margins are determined quarterly in accordance with a pricing grid based upon the Company’s Cash Flow Leverage Ratio, defined as the ratio of the Company’s total funded senior indebtedness to earnings before interest, taxes, depreciation, depletion and amortization (“EBITDA”) for the 12 months ended on the last day of the most recent calendar quarter, plus pro forma EBITDA from any businesses acquired during the period.

The Company has hedges, with Wells Fargo Bank, N.A as the counterparty to the hedges, that fix LIBOR through maturity at 4.695%, 4.875% and 5.500% on the outstanding balance of the Term Loan, 75% of the outstanding balance of the Draw Term Loan and 25% of the outstanding balance of the Draw Term Loan, respectively.  Based on the current LIBOR margin of 1.750%, the Company’s current interest rates are: 6.445% on the outstanding balance of the Term Loan; 6.625% on 75% of the outstanding balance of the Draw Term Loan; and 7.250% on 25% of the outstanding balance of the Draw Term Loan.

The hedges have been effective as defined under applicable accounting rules.  Therefore, changes in fair value of the interest rate hedges are reflected in comprehensive income (loss).  The Company will be exposed to credit losses in the event of non-performance by the counterparty to the hedges.  The Company’s mark to market of its interest rate hedges, at March 31, 2013 and December 31, 2012, resulted in liabilities of $2.3 million and $2.6 million, respectively, which are included in accrued expenses ($1.1 million for both dates) and other liabilities ($1.3 million and $1.5 million, respectively) on the Company’s Condensed Consolidated Balance Sheets.  The Company paid $294 thousand and $339 thousand in the first quarters 2013 and 2012, respectively, in quarterly settlement payments pursuant to the hedges.  These payments are included in interest expense on the Company’s Condensed Consolidated Statements of Operations.

The Company is not contractually committed to any planned capital expenditures for its Lime and Limestone Operations until actual orders are placed for equipment.  As of March 31, 2013, the Company had no material open orders or commitments that are not included in current liabilities on the March 31, 2013 Condensed Consolidated Balance Sheet.

As of March 31, 2013, the Company had $26.7 million in total debt outstanding and no draws on its $30 million Revolving Facility other than the $637 thousand letters of credit.  The Company believes that cash on hand, cash generated from operations and funds available under the Revolving Facility will be sufficient to meet the Company’s operating needs, ongoing capital needs and debt service for the next 12 months and liquidity needs for the near future.

Results of Operations.

Revenues in the first quarter 2013 decreased to $31.6 million from $36.0 million in the prior year comparable quarter, a decrease of $4.4 million, or 12.3%.  Revenues from the Company’s Lime and Limestone Operations in the first quarter 2013 decreased $3.8 million, or 11.1%, to $30.2 million from $33.9 million in the comparable 2012 quarter, while revenues from the Company’s Natural Gas Interests decreased $693 thousand, or 32.6%, to $1.4 million from $2.1 million in the comparable 2012 quarter.

The decrease in Lime and Limestone Operations revenues in the first quarter 2013 as compared to last year’s comparable quarter primarily resulted from decreased sales volumes of the Company’s lime and limestone products due to decreased demand, principally from its steel and oil and gas services customers, partially offset by increased sales volumes to the Company’s construction customers and a slight increase in prices realized for the Company’s lime and limestone products in the 2013 quarter, compared to the comparable 2012 quarter.  Production volumes for the Company’s Natural Gas Interests for the first quarter 2013 totaled 261 thousand MCF, sold at an average price of

$5.49 per MCF.  Production volumes in the comparable prior year quarter were 341 thousand MCF, sold at an average price of $6.23 per MCF.  In the first quarter 2013, the average price per MCF decreased due to lower prices for both natural gas and natural gas liquids contained in the Company’s natural gas, compared to the comparable 2012 quarter.

The Company’s gross profit for the first quarter 2013 was $6.3 million, compared to $9.2 million for the comparable 2012 quarter, a decrease of $2.9 million, or 31.6%.  Included in gross profit for the 2013 quarter was $5.7 million from the Company’s Lime and Limestone Operations, compared to $8.0 million in the comparable 2012 quarter, a decrease of $2.3 million, or 28.7%.  The decrease in gross profit for the Company’s Lime and Limestone Operations in the first quarter 2013 compared to the first quarter 2012 resulted primarily from the decrease in revenues discussed above.  Gross profit from the Company’s Natural Gas Interests was $624 thousand in the first quarter 2013, compared to $1.3 million in the comparable 2012 quarter, a decrease of $628 thousand, or 50.2%, due to the decrease in revenues discussed above.

Selling, general and administrative expenses (“SG&A”) were $2.1 million for the first quarter 2013, compared to $2.3 million for the first quarter 2012, a decrease of $124 thousand, or 5.5%. As a percentage of revenues, SG&A increased to 6.8% in the first quarter 2013, compared to 6.3% in the first quarter 2012. The decrease in SG&A in the 2013 quarter was due to small decreases in numerous components compared to last year’s comparable quarter.

Interest expense in the first quarter 2013 decreased to $489 thousand from $576 thousand in the first quarter 2012, primarily due to decreased average outstanding debt.  Interest expense in the first quarter 2013 included $294 thousand in quarterly settlement payments on the Company’s hedges, compared to $339 thousand of such settlement payments in the comparable 2012 quarter.

Income tax expense was $941 thousand and $1.7 million in the first quarters 2013 and 2012, respectively.  The Company’s effective tax rate was 25.4% and 27.0% in the first quarters 2013 and 2012, respectively. The primary reason that the Company’s effective tax rate is below the federal statutory rate is due to statutory depletion, which is allowed for income tax purposes and is a permanent difference between net income for financial reporting purposes and taxable income.

The Company’s net income was $2.8 million ($0.50 per share diluted) during the first quarter 2013, compared to net income of $4.6 million ($0.75 per share diluted) during the first quarter 2012, a decrease of $1.9 million, or 40.4%.  First quarter 2013 earnings per share was favorably impacted by $0.06 per share by the Company’s repurchase of 700,000 shares of its common stock in the first quarter 2012, while first quarter 2012 earnings per share was favorably impacted by only $0.01 per share by such repurchase because it occurred late in the quarter.

ITEM 3:              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk.

The Company is exposed to changes in interest rates, primarily as a result of floating interest rates on the Term Loan, Draw Term Loan and Revolving Facility.  At March 31, 2013, the Company had $26.7 million of indebtedness outstanding under floating rate debt. The Company has entered into interest rate hedge agreements to swap floating rates for fixed LIBOR rates at 4.695%, plus the applicable LIBOR margin, through maturity on the Term Loan balance of $16.7 million, 4.875%, plus the applicable LIBOR margin, on $7.5 million of the Draw Term Loan balance and 5.50%, plus the applicable LIBOR margin, on the $2.5 million of the Draw Term Loan balance.  There was no outstanding balance on the Revolving Facility subject to interest rate risk at March 31, 2013.  Any future borrowings under the Revolving Facility would be subject to interest rate risk.  See Note 8 of Notes to Condensed Consolidated Financial Statements.

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

PART II.            OTHER INFORMATION

ITEM 2:              UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company’s Amended and Restated 2001 Long-Term Incentive Plan allows employees and directors to pay the exercise price for stock options and the tax withholding liability upon the lapse of restrictions on restricted stock by payment in cash and/or delivery of shares of the Company’s common stock.  In the first quarter 2013, pursuant to these provisions, the Company received 2,007 shares of its common stock for the payment of tax withholding liability upon the lapse of restrictions on restricted stock.  The 2,007 shares were valued at $46.65 per share, the fair market value of one share of the Company’s common stock on the date that they were tendered to the Company.

ITEM 4:  MINE SAFETY DISCLOSURES

Under Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of SEC Regulation S-K, each operator of a coal or other mine is required to include disclosures regarding certain mine safety results in its periodic reports filed with the SEC.  The operation of the Company’s quarries, underground mine and plants is subject to regulation by the federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977.  The required information regarding certain mining safety and health matters, broken down by mining complex, for the quarter ended March 31, 2013 is presented in Exhibit 95.1 to this Report.

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

UNITED STATES LIME & MINERALS, INC.

May 1, 2013	By:	/s/ Timothy W. Byrne
Timothy W. Byrne
President and Chief Executive Officer
(Principal Executive Officer)

May 1, 2013	By:	/s/ M. Michael Owens
M. Michael Owens
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

UNITED STATES LIME & MINERALS, INC.

Quarterly Report on Form 10-Q

Quarter Ended

March 31, 2013

Index to Exhibits

EXHIBIT NUMBER	DESCRIPTION

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.

32.1	Section 1350 Certification by the Chief Executive Officer.

32.2	Section 1350 Certification by the Chief Financial Officer.

95.1	Mine Safety Disclosures.

101	Interactive Data Files.