Form 10-Q
period 2013-06-30
UNITED STATES LIME & MINERALS INC
filed 2013-07-30
CIK 82020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  Yes  ☒  No☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:  As of July 29, 2013, 5,557,470 shares of common stock, $0.10 par value, were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	June 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$36,873	$29,787
Trade receivables, net	17,724	14,552
Inventories	14,177	14,127
Prepaid expenses and other current assets	1,864	1,493
Total current assets	70,638	59,959

Property, plant and equipment	246,444	242,675
Less accumulated depreciation and depletion	(135,436)	(128,633)
Property, plant and equipment, net	111,008	114,042

Other assets, net	220	245
Total assets	$181,866	$174,246

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of debt	$6,250	$5,000
Accounts payable	5,711	4,171
Accrued expenses	3,158	4,169
Total current liabilities	15,119	13,340

Debt, excluding current installments	19,167	21,667
Deferred tax liabilities, net	16,572	15,654
Other liabilities	2,615	3,230
Total liabilities	53,473	53,891

Stockholders’ equity:
Common stock	649	648
Additional paid-in capital	18,820	18,353
Accumulated other comprehensive loss	(1,992)	(2,392)
Retained earnings	160,715	153,333
Less treasury stock, at cost	(49,799)	(49,587)

Total stockholders’ equity	128,393	120,355

Total liabilities and stockholders’ equity	$181,866	$174,246

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

(Unaudited)

	THREE MONTHS ENDED				SIX MONTHS ENDED
	June 30,				June 30,
	2013		2012		2013		2012
Revenues
Lime and limestone operations	$33,684	95.8%	$34,729	95.2%	$63,839	95.6%	$68,634	94.6%
Natural gas interests	1,488	4.2%	1,769	4.8%	2,918	4.4%	3,892	5.4%
	35,172	100.0%	36,498	100.0%	66,757	100.0%	72,526	100.0%
Cost of revenues:
Labor and other operating expenses	22,609	64.3%	24,444	67.0%	44,250	66.3%	47,701	65.8%
Depreciation, depletion and amortization	3,599	10.2%	3,701	10.1%	7,252	10.9%	7,269	10.0%
	26,208	74.5%	28,145	77.1%	51,502	77.2%	54,970	75.8%

Gross profit	8,964	25.5%	8,353	22.9%	15,255	22.8%	17,556	24.2%

Selling, general and administrative expenses	2,299	6.5%	2,327	6.4%	4,442	6.7%	4,594	6.3%

Operating profit	6,665	19.0%	6,026	16.5%	10,813	16.1%	12,962	17.9%

Other expense (income):
Interest expense	465	1.4%	542	1.5%	954	1.4%	1,118	1.6%
Other, net	(36)	(0.1)%	(77)	(0.2)%	(74)	(0.2)%	(51)	(0.1)%
	429	1.3%	465	1.3%	880	1.2%	1,067	1.5%

Income before income taxes	6,236	17.7%	5,561	15.2%	9,933	14.9%	11,895	16.4%
Income tax expense	1,610	4.6%	1,501	4.1%	2,551	3.8%	3,211	4.4%
Net income	$4,626	13.1%	$4,060	11.1%	$7,382	11.1%	$8,684	12.0%

Income per share of common stock:

Basic	$0.83		$0.73		$1.33		$1.48

Diluted	$0.83		$0.73		$1.33		$1.48

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	QUARTER ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2013	2012	2013	2012
Net income	$4,626	$4,060	$7,382	$8,684
Other comprehensive income
Mark to market of interest rate hedges, net of tax expenses of $122 and $52, respectively, for the quarters, and $229 and $134, respectively, for the six-month periods	213	90	400	235
Total other comprehensive income	213	90	400	235
Comprehensive income	$4,839	$4,150	$7,782	$8,919

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	SIX MONTHS ENDED
	JUNE 30,
	2013	2012

Operating Activities:
Net income	$7,382	$8,684
Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation, depletion and amortization	7,381	7,408
Amortization of deferred financing costs	23	23
Deferred income taxes	689	994
(Gain) loss on sale of property, plant and equipment	(8)	103
Stock-based compensation	460	541
Changes in operating assets and liabilities:
Trade receivables, net	(3,172)	(1,121)
Inventories	(50)	(438)
Prepaid expenses and other current assets	(371)	288
Other assets	(13)	3
Accounts payable and accrued expenses	167	(419)
Other liabilities	12	(202)
Net cash provided by operating activities	12,500	15,864

Investing Activities:
Purchase of property, plant and equipment	(4,012)	(4,760)
Proceeds from sale of property, plant and equipment	51	42
Net cash used in investing activities	(3,961)	(4,718)

Financing Activities:
Repayments of term loans	(1,250)	(2,500)
Purchase of treasury shares	(212)	(40,790)
Proceeds from exercise of stock options	9	75
Net cash used in financing activities	(1,453)	(43,215)

Net increase (decrease) in cash and cash equivalents	7,086	(32,069)
Cash and cash equivalents at beginning of period	29,787	53,372

Cash and cash equivalents at end of period	36,873	$21,303

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.              Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by United States Lime & Minerals, Inc. (the “Company”) without independent audit.  In the opinion of the Company’s management, all adjustments of a normal and recurring nature necessary to present fairly the financial position, results of operations, comprehensive income and cash flows for the periods presented have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2012.  The results of operations for the three- and six- month periods ended June 30, 2013 are not necessarily indicative of operating results for the full year.

2.              Organization

The Company is headquartered in Dallas, Texas, and operates through two business segments.  Through its Lime and Limestone Operations, the Company is a manufacturer of lime and limestone products, supplying primarily the construction, (including highway, road and parking lot contractors), metals (including steel producers), environmental (including municipal sanitation and water treatment facilities and flue gas treatment), oil and gas services, industrial (including paper and glass manufacturers), roof shingle and agriculture (including poultry and cattle feed producers) industries.  The Company operates lime and limestone plants and distribution facilities in Arkansas, Colorado, Louisiana, Oklahoma and Texas through its wholly owned subsidiaries, Arkansas Lime Company, Colorado Lime Company, Texas Lime Company, U.S. Lime Company, U.S. Lime Company — Shreveport, U.S. Lime Company — St. Clair and U.S. Lime Company — Transportation.

The Company’s Natural Gas Interests segment is held in its wholly owned subsidiary, U.S. Lime Company — O & G, LLC (“U.S. Lime O & G”).  Under a lease agreement (the “O & G Lease”), U.S. Lime O & G has royalty interests ranging from 15.4% to 20% and a 20% non-operating working interest, resulting in an overall average revenue interest of 34.7%, with respect to oil and gas rights in 33 wells drilled and currently producing on the Company’s approximately 3,800 acres of land located in Johnson County, Texas, in the Barnett Shale Formation. Through U. S. Lime O & G, the Company also has a drillsite and production facility lease agreement and subsurface easement (the “Drillsite Agreement”) relating to approximately 538 acres of land contiguous to the Company’s Johnson County, Texas property.  Pursuant to the Drillsite Agreement, the Company receives a 3% royalty interest and a 12.5% non-operating working interest, resulting in a 12.4% revenue interest, in the six wells drilled and currently producing from pad sites located on the Company’s property.

3.              Accounting Policies

Revenue Recognition.  The Company recognizes revenue for its Lime and Limestone Operations in accordance with the terms of its purchase orders, contracts or purchase agreements, which are generally upon shipment, and when payment is considered probable. Revenues include external freight billed to customers with related costs in cost of revenues.  The Company’s returns and allowances are minimal.  External freight billed to customers included in 2013 and 2012 revenues was $6.6 million and $7.0 million for the three-month periods, and $12.7 million and $13.9 for the six-month periods, respectively, which approximates the amount of external freight included in cost of revenues.  Sales taxes billed to customers are not included in revenues.  For its Natural Gas Interests, the Company recognizes revenue in the month of production and delivery.

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

Fair Values of Financial Instruments.  Fair value is defined as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.”  The Company uses a three-tier fair value hierarchy, which classifies the inputs used in measuring fair values, in determining the fair value of its financial assets and liabilities.  These tiers include:  Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets; Level 2, defined as observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.  There were no changes in the methods and assumptions used in measuring fair value during the period, which include, as of the valuation date, LIBOR rates over the term of the outstanding debt.  The Company’s financial  liabilities measured at fair value on a recurring basis at June 30, 2013 and December 31, 2012 are summarized below (in thousands):

			Significant Other
			Observable Inputs (Level 2)
	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012	Valuation Technique
Interest rate swap liabilities	$(2,000)	$(2,629)	$(2,000)	$(2,629)	Cash flows approach

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

The following table sets forth operating results and certain other financial data for the Company’s two business segments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues
Lime and limestone operations	$33,684	34,729	$63,839	68,634
Natural gas interests	1,488	1,769	2,918	3,892
Total revenues	$35,172	36,498	$66,757	72,526
Depreciation, depletion and amortization
Lime and limestone operations	$3,334	3,410	$6,714	6,664
Natural gas interests	265	291	538	605
Total depreciation, depletion and amortization	$3,599	3,701	$7,252	7,269
Gross profit
Lime and limestone operations	$8,363	7,324	$14,030	15,275
Natural gas interests	601	1,029	1,225	2,281
Total gross profit	$8,964	8,353	$15,255	17,556
Capital expenditures
Lime and limestone operations	$2,464	2,446	$3,979	4,732
Natural gas interests	29	15	33	28
Total capital expenditures	$2,493	2,461	$4,012	4,760

5.              Income Per Share of Common Stock

The following table sets forth the computation of basic and diluted income per common share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Numerator:
Income for basic and diluted income per common share	$4,626	4,060	$7,382	8,684
Denominator:
Weighted-average shares for basic income per share	5,560	5,550	5,559	5,861
Effect of dilutive securities:
Employee and director stock options (1)	9	9	9	12
Adjusted weighted-average shares and assumed exercises for diluted income per share	5,569	5,559	5,568	5,873
Income per share of common stock:
Basic	$0.83	0.73	$1.33	1.48
Diluted	$0.83	0.73	$1.33	1.48

(1)  Excludes 9.9 and 10.0 stock options for the 2013 and 2012 periods, respectively, as anti-dilutive because the exercise price exceeded the average per share market price for the periods.

6.              Accumulated Other Comprehensive Loss

The following table presents the components of comprehensive income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$4,626	4,060	$7,382	8,684
Reclassification to interest expense	292	335	586	674
Deferred income tax expense	(122)	(52)	(229)	(134)
Mark to market of interest rate hedge	43	(193)	43	(305)
Comprehensive income	$4,839	4,150	$7,782	8,919

Amounts reclassified to interest expense were for payments made by the Company pursuant to the Company’s interest rate hedges.

Accumulated other comprehensive loss consisted of the following (in thousands):

	June 30, 2013	December 31, 2012
Mark to market of interest rate hedges, net of tax benefit	$(1,274)	$(1,674)
Minimum pension liability adjustments, net of tax benefit	(718)	(718)
Accumulated other comprehensive loss	$(1,992)	$(2,392)

7.     Inventories

Inventories are valued principally at the lower of cost, determined using the average cost method, or market.   Costs for raw materials and finished goods include materials, labor, and production overhead.   Inventories consisted of the following (in thousands):

	June 30, 2013	December 31, 2012
Lime and limestone inventories:
Raw materials	$6,606	$6,718
Finished goods	2,430	2,328
	9,036	9,046
Service parts inventories	5,141	5,081
	$14,177	$14,127

8.  Banking Facilities and Debt

The Company’s credit agreement includes a ten-year $40 million term loan (the “Term Loan”), a ten-year $20 million multiple draw term loan (the “Draw Term Loan”) and a $30 million revolving credit facility (the “Revolving Facility”) (collectively, the “Credit Facilities”).  At June 30, 2013, the Company had $637 thousand of letters of credit issued, which count as draws under the Revolving Facility.  Pursuant to a security agreement, dated August 25, 2004, the Credit Facilities are secured by the Company’s existing and hereafter acquired tangible assets, intangible assets and real property.

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

The Company has hedges, with Wells Fargo Bank, N.A as the counterparty to the hedges, that fix LIBOR through maturity at 4.695%, 4.875% and 5.500% on the outstanding balance of the Term Loan, 75% of the outstanding balance of the Draw Term Loan and 25% of the outstanding balance of the Draw Term Loan, respectively.  Based upon the current LIBOR margin of 1.750%, the Company’s current interest rates are: 6.445% on the outstanding balance of the Term Loan; 6.625% on 75% of the outstanding balance of the Draw Term Loan; and 7.250% on 25% of the outstanding balance of the Draw Term Loan.

The hedges have been effective as defined under applicable accounting rules.  Therefore, changes in fair value of the interest rate hedges are reflected in comprehensive income (loss).  The Company will be exposed to credit losses in the event of non-performance by the counterparty to the hedges.   The Company’s mark to market of its interest rate hedges, at June 30, 2013 and December 31, 2012, resulted in liabilities of $2.0 million and $2.6 million, respectively, which are included in accrued expenses ($1.0 million and $1.1 million, respectively) and other liabilities ($1.0 million and $1.5 million, respectively) on the Company’s Condensed Consolidated Balance Sheets.  The Company paid $292 thousand and $586 thousand in quarterly settlement payments pursuant to its hedges during the three- and six-month periods ended June 30, 2013, respectively, compared to payments of $335 thousand and $674 thousand in the comparable prior year three- and six-month periods, respectively.  These payments were included in interest expense in the Condensed Consolidated Statements of Operations.

A summary of outstanding debt at the dates indicated is as follows (in thousands):

	June 30,	December 31,
	2013 (1)	2012
Term Loan	$15,833	$16,667
Draw Term Loan	9,584	10,000
Revolving Facility (2)	—	—
Subtotal	25,417	26,667
Less current installments	6,250	5,000
Debt, excluding current installments	$19,167	$21,667

(1) Because June 30, 2013 was not a business day, the second quarter 2013 $1,250 repayment on term loan debt was made on July 1, 2013.

(2) The Company had letters of credit totaling $637 issued on the Revolving Facility at both June 30, 2013 and December 31, 2012.

As the Company’s debt bears interest at floating rates, the Company estimates that the carrying values of its debt at June 30, 2013 and December 31, 2012 approximate fair value.

9. Income Taxes

The Company has estimated that its effective income tax rate for 2013 will be approximately 25.7%.  As in prior periods, the primary reason for the effective rate being below the federal statutory rate is due to statutory depletion, which is allowed for income tax purposes and is a permanent difference between net income for financial reporting purposes and taxable income.

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

Revenues from the Company’s Lime and Limestone Operations decreased 3.0% and 7.0% in the second quarter and first six months 2013, respectively, as compared to last year’s comparable periods, primarily because of decreased sales volumes of approximately 2.1% and 6.8%, respectively, for the Company’s lime and limestone products.  The decreased sales volume resulted principally from the reduction in demand from its steel customers due to the reduction in steel output in the United States and from its oil and gas services customers due to reduced oil and gas drilling activity in the Company’s markets, partially offset by increased sales volumes to the Company’s construction and, in the second quarter, environmental customers.  The decreased sales volumes were partially offset by average product price increases of approximately 1.9% and 1.1% realized for the Company’s lime and limestone products in the second quarter and first six months 2013, respectively, compared to the comparable 2012 periods.  The Company expects demand from its construction and environmental customers to increase moderately in the third quarter 2013 compared to last year’s third quarter, while demand from its steel and oil and gas services customers is expected to be flat year over year.

The Company’s gross profit from its Lime and Limestone Operations increased by 14.2% in the second quarter 2013, and decreased by 8.2% in the first six months 2013, compared to the comparable 2012 periods.  The increased gross profit for the Company’s lime and limestone operations in the second quarter 2013 resulted primarily from a decrease in outside contractor stripping costs to $450 thousand in the second quarter 2013, compared to $1.4 million in the second quarter 2012.  The decrease in gross profit for the first six months 2013 resulted primarily from the decrease in revenues discussed above, partially offset by the reduction in outside contractor stripping costs.  The timing and amount of contract stripping costs in future periods will depend upon, among other things, the availability and cost-effective utilization of the contractors and their equipment.

Revenues from the Company’s Natural Gas Interests decreased 15.9% in the second quarter 2013, compared to the comparable 2012 quarter, due to lower production volumes (approximately 20.8%) resulting from the normal declines in production rates on the Company’s existing natural gas wells, partially offset by higher natural gas prices (approximately 4.9%).  Revenues from Natural Gas Interests decreased 25.0% in the first six months 2013, compared to the comparable 2012 period, resulting from lower production volumes (approximately 20.9%) and prices (approximately 4.1%).  The number of producing wells in 2013 remains at 39 wells.  No new wells were drilled in the first six months 2013 or are currently being drilled.  The Company cannot predict the number of additional wells that ultimately will be drilled, if any, or their results.

Liquidity and Capital Resources.

Net cash provided by operating activities was $12.5 million in the first six months 2013, compared to $15.9 million in the comparable 2012 period, a decrease of $3.4 million, or 21.2%.  Net cash provided by operating activities is composed of net income, depreciation, depletion and amortization (“DD&A”), deferred income taxes and other non-cash items included in net income, and changes in working capital.  In the first six months 2013, cash provided by operating activities was principally composed of $7.4 million net income, $7.4 million DD&A and $689 thousand deferred income taxes, compared to $8.7 million net income, $7.4 million DD&A and $1.0 million deferred income taxes in the first six months 2012.  The most significant change in working capital items in the first six months 2013 was a net increase in trade receivables of $3.2 million.  The most significant changes in working capital items in the first six months 2012 were net increases in trade receivables, inventories, and accounts payable and accrued expenses of $1.1 million, $438 thousand and $419 thousand, respectively.  The net increases in trade receivables in the 2013 and 2012 periods primarily resulted from increases in revenues in the second quarters 2013 and 2012, compared to the fourth quarters 2012 and 2011, respectively.

The Company had $4.0 million in capital expenditures in the first six months 2013, compared to $4.8 million in the comparable period last year.

Net cash used in financing activities was $1.5 million and $43.2 million in the 2013 and 2012 first six-month periods, respectively, consisting primarily of repayments of $1.25 and $2.5 million of term loan debt in the first six months 2013 and 2012, respectively, and $212 thousand and $40.8 million for purchase of treasury shares in the first six months 2013 and 2012, respectively.  Because June 30, 2013 was not a business day, the second quarter 2013 $1.25 million repayment of term loan debt was made on July 1, 2013.  Cash and cash equivalents increased $7.1 million to $36.9 million at June 30, 2013 from $29.8 million at December 31, 2012.

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

The Company has hedges, with Wells Fargo Bank, N.A as the counterparty to the hedges, that fix LIBOR through maturity at 4.695%, 4.875% and 5.500% on the outstanding balance of the Term Loan, 75% of the outstanding balance of the Draw Term Loan and 25% of the outstanding balance of the Draw Term Loan, respectively.  Based upon the current LIBOR margin of 1.750%, the Company’s current interest rates are: 6.445% on the outstanding balance of the Term Loan; 6.625% on 75% of the outstanding balance of the Draw Term Loan; and 7.250% on 25% of the outstanding balance of the Draw Term Loan.

The hedges have been effective as defined under applicable accounting rules.  Therefore, changes in fair value of the interest rate hedges are reflected in comprehensive income (loss).  The Company will be exposed to credit losses in the event of non-performance by the counterparty to the hedges.  The Company’s mark to market of its interest rate hedges, at June 30, 2013 and December 31, 2012, resulted in liabilities of $2.0 million and $2.6 million, respectively, which are included in accrued expenses ($1.0 million and $1.1 million, respectively) and other liabilities ($1.0 million and $1.5 million, respectively) on the Company’s Condensed Consolidated Balance Sheets.  The Company paid $292 thousand and $586 thousand in quarterly settlement payments pursuant to its hedges during the three- and six-month periods ended June 30, 2013, respectively, compared to payments of $335 thousand and $674 thousand in the comparable prior year three- and six-month periods, respectively.  These payments were included in interest expense in the Condensed Consolidated Statements of Operations.

The Company is not contractually committed to any planned capital expenditures for its Lime and Limestone Operations until actual orders are placed for equipment.  As of June 30, 2013, the Company had no material open orders or commitments that are not included in current liabilities on the June 30, 2013 Condensed Consolidated Balance Sheet.

As of June 30, 2013, the Company had $25.4 million in total debt outstanding and no draws on its $30 million Revolving Facility other than the $637 thousand of letters of credit.  The Company believes that cash on hand, cash generated from operations and funds available under the Revolving Facility will be sufficient to meet the Company’s operating needs, ongoing capital needs and debt service for the next 12 months and liquidity needs for the near future.

Results of Operations.

Revenues in the second quarter 2013 decreased to $35.2 million from $36.5 million in the comparable prior year quarter, a decrease of $1.3 million, or 3.6%.  Revenues from the Company’s Lime and Limestone Operations in the second quarter 2013 decreased $1.0 million, or 3.0%, to $33.7 million from $34.7 million in the comparable 2012 quarter, while revenues from its Natural Gas Interests decreased $281 thousand, or 15.9%, to $1.5 million from $1.8 million in the comparable prior year quarter.  For the first six months 2013, revenues decreased to $66.8 million from $72.6 million in the comparable 2012 period, a decrease of $5.8 million, or 8.0%.  Revenues from the Company’s Lime and Limestone Operations in the first six months 2013 decreased $4.8 million, or 7.0%, to $63.8 million from $68.6 million in the comparable 2012 period, while revenues from its Natural Gas Interests decreased $1.0 million, or 25.0%, to $2.9 million from $3.9 million in the comparable prior year period. As discussed above, the decreases in Lime and Limestone Operations revenues in the second quarter and first six months 2013 as compared to last year’s comparable periods resulted primarily from decreased sales volumes of the Company’s lime and limestone products, partially offset by a slight increase in prices realized for the Company’s lime and limestone products, in the 2013 periods, compared to the comparable 2012 periods.

Production volumes from the Company’s Natural Gas Interests for the second quarter 2013 totaled 251 thousand MCF, sold at an average price of $5.92 per MCF, compared to 314 thousand MCF, sold at an average price of $5.64 per MCF, in the comparable 2012 quarter.  Production volumes for the first six months 2013 from Natural Gas Interests totaled 512 thousand MCF, sold at an average price of $5.70 per MCF, compared to the first six months 2012 when 655 thousand MCF was produced and sold at an average price of $5.94 per MCF.  The Company’s average price per MCF exceeds average natural gas prices because the Company’s natural gas contains liquids.  The Company’s second quarter 2013 average price per MCF was higher than the prior year’s comparable quarter due to the increase in natural gas prices, while the Company’s average price per MCF in the first six months 2013 was lower than the comparable 2012 period as lower prices for natural gas liquids more than offset higher natural gas prices in the first six months 2013.

The Company’s gross profit was $9.0 million in the second quarter 2013, compared to $8.4 million in the comparable 2012 quarter, an increase of $611 thousand, or 7.3%. Gross profit in the first six months 2013 was $15.3 million, a decrease of $2.3 million, or 13.1%, from $17.6 million in the first six months 2012.

Included in gross profit for the second quarter and first six months 2013 were $8.4 million and $14.0 million, respectively, from the Company’s Lime and Limestone Operations, compared to $7.3 million and $15.3 million, respectively, in the comparable 2012 periods.  The Company’s gross profit margin from its Lime and Limestone Operations increased to 24.8% for the second quarter 2013, from 21.1% in the second quarter 2012, and decreased to 22.0% for the first six months 2013 compared to 22.3% for the comparable 2012 period. The increased gross profit and gross profit margin as a percent of revenues for the Company’s Lime and Limestone Operations in the second quarter 2013 resulted primarily from the decrease in outside contractor stripping costs.  The decrease in gross profit and gross profit margin for the first six months 2013 resulted primarily from the decrease in revenues discussed above, partially offset by the reduction in outside contractor stripping costs in the second quarter.

Gross profit from the Company’s Natural Gas Interests decreased to $601 thousand and $1.2 million for the second quarter and first six months 2013, respectively, from $1.0 million and $2.3 million, respectively, in the comparable 2012 periods, primarily due to the decreases in revenues compared to the prior year periods.

Selling, general and administrative expenses (“SG&A”) were $2.3 million in the second quarters of both 2013 and 2012.  As a percentage of revenues, SG&A increased slightly to 6.5% in the 2013 quarter, compared to 6.4% in the comparable 2012 quarter.  SG&A was $4.4 million and $4.6 million in the first six months 2013 and 2012, respectively, a decrease of $152 thousand, or 3.3%.  As a percentage of revenues, SG&A in the first six months 2013 increased to 6.7%, compared to 6.3% in the comparable 2012 period.  The 2013 increases in SG&A as a percentage of revenues were due principally to the decreases in revenues in the 2013 periods, compared to the comparable 2012 periods.

Interest expense in the second quarter 2013 decreased $77 thousand, or 14.2%, to $465 thousand from $542 thousand in the second quarter 2012.  Interest expense decreased $164 thousand, or 14.7%, in the first six months 2013 to $1.0 million from $1.1 million in the first six months 2012.  The decreases in interest expense in the 2013 periods resulted from decreased average outstanding debt in each period due to the repayment of debt since June 30, 2012.  Interest expense included payments of $292 thousand and $586 thousand on the Company’s interest rate hedges during the three- and six-month periods ended June 30, 2013, respectively, compared to payments of $335 thousand and $674 thousand in the comparable prior year three- and six-month periods, respectively.

Income tax expense increased to $1.6 million in the second quarter 2013 from $1.5 million in the second quarter 2012, an increase of $109 thousand, or 7.3%.  For the first six months 2013, income tax expense decreased to $2.5 million from $3.2 million in the comparable 2012 period, a decrease of $660 thousand, or 20.6%.  The changes in income taxes in the 2013 periods were principally due to changes in the Company’s income before income taxes.

The Company’s net income was $4.6 million ($0.83 per share diluted) in the second quarter 2013, compared to net income of $4.1 million ($0.73 per share diluted) in the second quarter 2012, an increase of $566 thousand, or 13.9%.  Net income in the first six months 2013 was $7.4 million ($1.33 per share diluted), a decrease of $1.3 million, or 15.0%, compared to the first six months 2012 net income of $8.7 million ($1.48 per share diluted).  First six months 2013 earnings per share was favorably impacted by $0.15 per share by the Company’s repurchase of 700,000 shares of its common stock in the first quarter 2012, while first six months 2012 earnings per share was favorably impacted by only $0.09 per share by such repurchase because it occurred late in the first quarter 2012.

ITEM 3:        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk.

The Company is exposed to changes in interest rates, primarily as a result of floating interest rates on the Term Loan, Draw Term Loan and Revolving Facility.  At June 30, 2013, the Company had $25.4 million of indebtedness outstanding under floating rate debt. The Company has entered into interest rate hedge agreements to swap floating rates for fixed rates at 4.695%, plus the applicable LIBOR margin, through maturity on the Term Loan balance of $15.8 million, 4.875%, plus the applicable LIBOR margin, on $7.2 million of the Draw Term Loan balance and 5.50%, plus the applicable LIBOR margin, on the $2.4 million of the Draw Term Loan balance.  There was no outstanding balance on the Revolving Facility subject to interest rate risk at June 30, 2013.  Any future borrowings under the Revolving Facility would be subject to interest rate risk.  See Note 8 of Notes to Condensed Consolidated Financial Statements.

ITEM 4:        CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Report.  Based upon that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this Report were effective.

No change in the Company’s internal control over financial reporting occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.        OTHER INFORMATION

ITEM 4:  MINE SAFETY DISCLOSURES

Under Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of SEC Regulation S-K, each operator of a coal or other mine is required to include disclosures regarding certain mine safety results in its periodic reports filed with the SEC.  The operation of the Company’s quarries, underground mine and plants is subject to regulation by the federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977.  The required information regarding certain mining safety and health matters, broken down by mining complex, for the quarter ended June 30, 2013 is presented in Exhibit 95.1 to this Report.

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

UNITED STATES LIME & MINERALS, INC.

July 30, 2013	By:	/s/ Timothy W. Byrne
Timothy W. Byrne
President and Chief Executive Officer
(Principal Executive Officer)

July 30, 2013	By:	/s/ M. Michael Owens
M. Michael Owens
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

UNITED STATES LIME & MINERALS, INC.

Quarterly Report on Form 10-Q

Quarter Ended

June 30, 2013

Index to Exhibits

EXHIBIT
NUMBER	DESCRIPTION

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.

32.1	Section 1350 Certification by the Chief Executive Officer.

32.2	Section 1350 Certification by the Chief Financial Officer.

95.1	Mine Safety Disclosures.

101	Interactive Data Files.