Form 10-Q
period 2013-09-30
UNITED STATES LIME & MINERALS INC
filed 2013-11-01
CIK 82020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:  As of October 31, 2013, 5,565,132 shares of common stock, $0.10 par value, were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars, in thousands)

(Unaudited)

	September 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$43,401	$29,787
Trade receivables, net	17,767	14,552
Inventories	13,550	14,127
Prepaid expenses and other current assets	1,573	1,493
Total current assets	76,291	59,959

Property, plant and equipment	247,771	242,675
Less accumulated depreciation and depletion	(138,253)	(128,633)
Property, plant and equipment, net	109,518	114,042

Other assets, net	208	245

Total assets	$186,017	$174,246

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of debt	$5,000	$5,000
Accounts payable	6,029	4,171
Accrued expenses	3,892	4,169
Total current liabilities	14,921	13,340

Debt, excluding current installments	17,917	21,667

Deferred tax liabilities, net	17,180	15,654
Other liabilities	2,438	3,230
Total liabilities	52,456	53,891

Stockholders’ equity:
Common stock	649	648

Additional paid-in capital	19,057	18,353
Accumulated other comprehensive loss	(1,850)	(2,392)
Retained earnings	165,504	153,333
Less treasury stock, at cost	(49,799)	(49,587)

Total stockholders’ equity	133,561	120,355

Total liabilities and stockholders’ equity	$186,017	$174,246

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of dollars, except per share data)

(Unaudited)

	THREE MONTHS ENDED				NINE MONTHS ENDED
	September 30,				September 30,
	2013		2012		2013		2012
Revenues
Lime and limestone operations	$35,498	96.2%	$32,558	95.4%	$99,337	95.8%	$101,192	94.9%
Natural gas	1,401	3.8	1,558	4.6%	4,319	4.2%	5,450	5.1%
	36,899	100.0%	34,116	100.0%	103,656	100.0%	106,642	100.0%

Cost of revenues:
Labor and other operating expenses	24,200	65.6%	22,620	66.3%	68,450	66.0%	70,321	66.0%
Depreciation, depletion and amortization	3,589	9.7%	3,737	11.0%	10,841	10.5%	11,006	10.3%
	27,789	75.3%	26,357	77.3%	79,291	76.5%	81,327	76.3%

Gross profit	9,110	24.7%	7,759	22.7%	24,365	23.5%	25,315	23.7%

Selling, general and administrative expenses	2,223	6.0%	2,090	6.1%	6,665	6.4%	6,684	6.3%

Operating profit	6,887	18.7%	5,669	16.6%	17,700	17.0%	18,631	17.4%

Other expenses (income):
Interest expense	451	1.2%	539	1.5%	1,405	1.3%	1,657	1.6%
Other income, net	59	0.2%	(16)	(0.0)%	(15)	(0.0)%	(67)	(0.1)%
	510	1.4%	523	1.5%	1,390	1.3%	1,590	1.5%

Income before income taxes	6,377	17.3%	5,146	15.1%	16,310	15.7%	17,041	15.9%
Income tax expense	1,588	4.3%	1,199	3.5%	4,139	4.0%	4,410	4.1%
Net income	$4,789	13.0%	3,947	11.6%	$12,171	11.7%	12,631	11.8%

Income per share of common stock:
Basic	$0.86		$0.71		$2.19		$2.19

Diluted	$0.86		$0.71		$2.19		$2.19

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands of dollars)

(Unaudited)

	QUARTER ENDED		NINE MONTHS ENDED
	September 30,		September 30,
	2013	2012	2013	2012
Net income	$4,789	$3,947	$12,171	$12,631
Other comprehensive income
Mark to market of interest rate hedges, net of tax expenses of $81 and $59, respectively, for the quarters, and $310 and $193, respectively, for the nine-month periods	142	104	542	338
Total other comprehensive income	142	104	542	338
Comprehensive income	$4,931	$4,051	$12,713	$12,969

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of dollars)

(Unaudited)

	September 30,
	2013	2012
Operating Activities:
Net income (loss)	$12,171	$12,631
Adjustments to reconcile net income to net cash provided by operations:
Depreciation, depletion and amortization	11,008	11,216
Amortization of financing costs	34	34
Deferred income taxes	1,297	1,861
(Gain) loss on disposal of assets	53	82
Stock-based compensation	684	822
Changes in operating assets and liabilities:
Trade receivables	(3,215)	(734)
Inventories	577	(1,631)
Prepaid expenses and other current assets	(80)	435
Other assets	3	3
Accounts payable and accrued expenses	1,515	435
Other liabilities	120	(267)
Net cash provided by operations	$24,167	24,887

Investing Activities:
Purchase of property, plant and equipment	(6,690)	(6,489)
Proceeds from sale of property, plant and equipment	78	48
Net cash used in investing activities	(6,612)	(6,441)

Financing Activities:
Repayment of term loans	(3,750)	(3,750)
Purchase of treasury shares	(212)	(40,790)
Proceeds from exercise of stock options	21	75
Net cash used in financing activities	(3,941)	(44,465)

Net increase (decrease) in cash and cash equivalents	13,614	(26,019)
Cash and cash equivalents at beginning of period	29,787	53,372

Cash and cash equivalents at end of period	$43,401	$27,353

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.              Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by United States Lime & Minerals, Inc. (the “Company”) without independent audit.  In the opinion of the Company’s management, all adjustments of a normal and recurring nature necessary to present fairly the financial position, results of operations, comprehensive income and cash flows for the periods presented have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2012.  The results of operations for the three- and nine-month periods ended September 30, 2013 are not necessarily indicative of operating results for the full year.

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

3.              Accounting Policies

Revenue Recognition.  The Company recognizes revenue for its Lime and Limestone Operations in accordance with the terms of its purchase orders, contracts or purchase agreements, which are generally upon shipment, and when payment is considered probable. Revenues include external freight billed to customers with related costs in cost of revenues.  The Company’s returns and allowances are minimal.  External freight billed to customers included in 2013 and 2012 revenues was $7.1 million and $6.7 million for the three-month periods, and $19.8 million and $20.5 million for the nine-month periods, respectively, which approximates the amount of external freight included in cost of revenues.  Sales taxes billed to customers are not included in revenues.  For its Natural Gas Interests, the Company recognizes revenue in the month of production and delivery.

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

Fair Values of Financial Instruments.  Fair value is defined as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.”  The Company uses a three-tier fair value hierarchy, which classifies the inputs used in measuring fair values, in determining the fair value of its financial assets and liabilities.  These tiers include:  Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets; Level 2, defined as observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.  There were no changes in the methods and assumptions used in measuring fair value during the period, which include, as of the valuation date, LIBOR rates over the term of the outstanding debt.  The Company’s financial  liabilities measured at fair value on a recurring basis at September 30, 2013 and December 31, 2012 are summarized below (in thousands):

			Significant Other Observable Inputs (Level 2)
	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012	Valuation Technique
Interest rate swap liabilities	$(1,777)	$(2,629)	$(1,777)	$(2,629)	Cash flows approach

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

The following table sets forth operating results and certain other financial data for the Company’s two business segments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues
Lime and limestone operations	$35,498	32,558	$99,337	101,192
Natural gas interests	1,401	1,558	4,319	5,450
Total revenues	$36,899	34,116	$103,656	106,642
Depreciation, depletion and amortization
Lime and limestone operations	$3,334	3,457	$10,048	10,121
Natural gas interests	255	280	793	885
Total depreciation, depletion and amortization	$3,589	3,737	$10,841	11,006
Gross profit
Lime and limestone operations	$8,409	6,972	$22,439	22,247
Natural gas interests	701	787	1,926	3,068
Total gross profit	$9,110	7,759	$24,365	25,315
Capital expenditures
Lime and limestone operations	$2,657	1,693	$6,636	6,425
Natural gas interests	21	36	54	64
Total capital expenditures	$2,678	1,729	$6,690	6,489

5.              Income Per Share of Common Stock

The following table sets forth the computation of basic and diluted income per common share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Numerator:
Income for basic and diluted income per common share	$4,789	3,947	$12,171	12,631
Denominator:
Weighted-average shares for basic income per share	5,563	5,550	5,560	5,757
Effect of dilutive securities:
Employee and director stock options (1)	11	8	10	11
Adjusted weighted-average shares and assumed exercises for diluted income per share	5,574	5,558	5,570	5,768
Income per share of common stock:
Basic	$0.86	0.71	$2.19	2.19
Diluted	$0.86	0.71	$2.19	2.19

(1)  Excludes 7.5 and 9.9 stock options for the 2013 and 2012 periods, respectively, as anti-dilutive because the exercise price exceeded the average per share market price for the periods.

6.              Accumulated Other Comprehensive Loss

The following table presents the components of comprehensive income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$4,789	3,947	$12,171	12,631
Reclassification to interest expense	287	321	873	995
Deferred income tax expense	(81)	(59)	(310)	(193)
Mark to market of interest rate hedges	(64)	(158)	(21)	(464)
Comprehensive income	$4,931	4,051	$12,713	12,969

Amounts reclassified to interest expense were for payments made by the Company pursuant to the Company’s interest rate hedges.

Accumulated other comprehensive loss consisted of the following (in thousands):

	September 30, 2013	December 31, 2012
Mark to market of interest rate hedges, net of tax benefit	$(1,132)	$(1,674)
Minimum pension liability adjustments, net of tax benefit	(718)	(718)
Accumulated other comprehensive loss	$(1,850)	$(2,392)

7.              Inventories

Inventories are valued principally at the lower of cost, determined using the average cost method, or market.  Costs for raw materials and finished goods include materials, labor, and production overhead.  Inventories consisted of the following (in thousands):

	September 30, 2013	December 31, 2012
Lime and limestone inventories:
Raw materials	$6,394	$6,718
Finished goods	2,124	2,328
	8,518	9,046
Service parts inventories	5,032	5,081
	$13,550	$14,127

8.              Banking Facilities and Debt

The Company’s credit agreement includes a ten-year $40 million term loan (the “Term Loan”), a ten-year $20 million multiple draw term loan (the “Draw Term Loan”) and a $30 million revolving credit facility (the “Revolving Facility”) (collectively, the “Credit Facilities”).  At September 30, 2013, the Company had $0.6 million of letters of credit issued, which count as draws under the Revolving Facility.  Pursuant to a security agreement, dated August 25, 2004, the Credit Facilities are secured by the Company’s existing and hereafter acquired tangible assets, intangible assets and real property.

The Term Loan requires quarterly principal payments of $0.8 million, with a final principal payment of $10.0 million due on December 31, 2015.  The Draw Term Loan requires quarterly principal payments of $0.4 million, with a final principal payment of $6.7 million due on December 31, 2015.  The maturity of the Term Loan, the Draw Term Loan and the Revolving Facility can be accelerated if any event of default, as defined under the Credit Facilities, occurs.

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

The hedges have been effective as defined under applicable accounting rules.  Therefore, changes in fair value of the interest rate hedges are reflected in comprehensive income (loss).  The Company will be exposed to credit losses in the event of non-performance by the counterparty to the hedges.  The Company’s mark to market of its interest rate hedges, at September 30, 2013 and December 31, 2012, resulted in liabilities of $1.8 million and $2.6 million, respectively, which are included in accrued expenses ($1.0 million and $1.1 million, respectively) and other liabilities ($0.8 million and $1.5 million, respectively) on the Company’s Condensed Consolidated Balance Sheets.  The Company paid $0.3 million and $0.9 million in quarterly settlement payments pursuant to its hedges during the three- and nine-month periods ended September 30, 2013, respectively, compared to payments of $0.3 million and $1.0 million in the comparable prior year three- and nine-month periods, respectively.  These payments were included in interest expense in the Condensed Consolidated Statements of Operations.

A summary of outstanding debt at the dates indicated is as follows (in thousands):

	September 30,	December 31,
	2013	2012
Term Loan	$14,167	$16,667
Draw Term Loan	8,750	10,000
Revolving Facility (1)	—	—
Subtotal	22,917	26,667
Less current installments	5,000	5,000
Debt, excluding current installments	$17,917	$21,667

(1) The Company had letters of credit totaling $637 issued on the Revolving Facility at both September 30, 2013 and December 31, 2012.

As the Company’s debt bears interest at floating rates, the Company estimates that the carrying values of its debt at September 30, 2013 and December 31, 2012 approximate fair value.

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

ITEM 2:               MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements.  Any statements contained in this Report that are not statements of historical fact are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995.  Forward-looking statements in this Report, including without limitation statements relating to the Company’s plans, strategies, objectives, expectations, intentions, and adequacy of resources, are identified by such words as “will,” “could,” “should,” “would,”  “believe,” “expect,” “intend,” “plan,” “schedule,” “estimate,” “anticipate,” and “project.”  The Company undertakes no obligation to publicly update or revise any forward-looking statements.  The Company cautions that forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from expectations, including without limitation the following:  (i) the Company’s plans, strategies, objectives, expectations, and intentions are subject to change at any time at the Company’s discretion; (ii) the Company’s plans and results of operations will be affected by its ability to maintain and manage its growth; (iii) the Company’s ability to meet short-term and long-term liquidity demands, including servicing the Company’s debt and meeting the Company’s operating and capital needs, conditions in the credit and equity markets, and changes in interest rates on the Company’s debt, including the ability of the Company’s customers and the counterparty to the Company’s interest rate hedges to meet their obligations;  (iv) interruptions to operations and increased expenses at its facilities resulting from changes in mining methods or conditions, inclement weather conditions, natural disasters, accidents, IT systems failures or disruptions or regulatory requirements; (v) increased fuel, electricity, transportation and freight costs; (vi) unanticipated delays, difficulties in financing, or cost overruns in completing modernization, expansion and development projects; (vii) the Company’s ability to expand its Lime and Limestone Operations through acquisitions of businesses with related or similar operations, including obtaining financing for such acquisitions, and to successfully integrate acquired operations and sell the increased production at acceptable prices; (viii) inadequate demand and/or prices for the Company’s lime and limestone products due to the state of the U.S. economy, recessionary pressures in particular industries, including highway, road and housing related construction, steel, and oil and gas services, effects of government shutdowns, sequestrations, and budget, debt ceiling, and other legislative impasses, and inability to continue to increase or maintain prices for the Company’s products; (ix) uncertainties of development, production, pipeline capacity and prices with respect to the Company’s Natural Gas Interests, including the reduction, suspension or termination of drilling activities pursuant to the Company’s O & G Lease and Drillsite Agreement, unitization of existing wells, inability to explore for new reserves, declines in production rates and plugging and abandoning of existing wells; (x) ongoing and possible new regulations, investigations, enforcement actions and costs, legal expenses, penalties, fines, assessments, litigation, judgments and settlements, taxes and disruptions and limitations of operations, including those related to climate change and health and safety and those that could impact the Company’s ability to continue or renew its operating permits; and (xi) other risks and uncertainties set forth in this Report or indicated from time to time in the Company’s filings with the Securities and Exchange Commission (the “SEC”), including the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

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

Revenues from the Company’s Lime and Limestone Operations increased 9.0% in the third quarter 2013, compared to the third quarter 2012, primarily because of increased sales volumes of approximately 8.9% for the Company’s lime and limestone products due to increased demand, principally from its construction and environmental customers, and average product price increases of approximately 0.1% realized for the Company’s lime and limestone products in the third quarter 2013, compared to the third quarter 2012.  For the nine months ended September 30, 2013, revenues from the Company’s Lime and Limestone operations decreased 1.8%, compared to the comparable prior year period, primarily due to decreased sales volumes of approximately 2.6%, principally due to reduced demand from its steel customers due to the reduction in steel output in the United States and from its oil and gas services customers due to reduced oil and gas drilling activity in the Company’s markets, partially offset by increased sales volumes to the Company’s construction and environmental customers. The decreased sales volumes in the first nine months 2013 was partially offset by average product price increases of approximately 0.8% in the first nine months 2013, compared to the comparable 2012 period.  While it is difficult to determine the impact of the recent partial FEDERAL government shutdown in the short term, the Company expects demand for its lime and limestone products from its construction and environmental customers to continue to increase moderately in the fourth quarter 2013, compared to last year’s fourth quarter, while demand from its steel and oil and gas services customers is expected to be flat year over year.

The Company’s gross profit from its Lime and Limestone Operations increased by 20.6% and 0.9% in the third quarter and first nine months 2013, compared to the comparable 2012 periods.  The increased gross profit for the Company’s Lime and Limestone Operations in the third quarter 2013 resulted primarily from the increase in revenues discussed above. The increase in gross profit for the first nine months 2013 resulted primarily from a decrease in outside contractor stripping costs to $1.5 million, compared $2.6 million in the comparable 2012 period, partially offset by the decrease in revenues discussed above.  The timing and amount of contract stripping costs in future periods will depend upon, among other things, the availability and cost-effective utilization of the contractors and their equipment.

Revenues from the Company’s Natural Gas Interests decreased 10.1% in the third quarter 2013, compared to the comparable 2012 quarter, due to lower production volumes (approximately 23.2%) resulting from the normal declines in production rates on the Company’s existing natural gas wells, partially offset by higher prices for the Company’s natural gas (approximately 13.1%).  Revenues from Natural Gas Interests decreased 20.8% in the first nine months 2013, compared to the comparable 2012 period, resulting from lower production volumes (approximately 21.8%), partially offset by higher prices for the Company’s natural gas (approximately 1.0%).  The number of producing wells in 2013 remains at 39 wells.  No new wells were drilled in the first nine months 2013 or are currently being drilled.  The Company cannot predict the number of additional wells that ultimately will be drilled, if any, or their results.

Liquidity and Capital Resources.

Net cash provided by operating activities was $24.2 million in the first nine months 2013, compared to $24.9 million in the comparable 2012 period, a decrease of $0.7 million, or 2.9%.  Net cash provided by operating activities is composed of net income, depreciation, depletion and amortization (“DD&A”), deferred income taxes and other non-cash items included in net income, and changes in working capital.  In the first nine months 2013, cash provided by operating activities was principally composed of $12.2 million net income, $11.0 million DD&A and $1.3 million deferred income taxes, compared to $12.6 million net income, $11.2 million DD&A and $1.9 million deferred income taxes in the first nine months 2012.  The most significant changes in working capital items in the first nine months 2013 were a net increase in trade receivables of $3.2 million and a $1.5 million increase in accounts payable and accrued expenses.  The most significant changes in working capital items in the first nine months 2012 were net increases in inventories and trade receivables of $1.6  million and $0.7 million, respectively.  The net increases in trade receivables in the 2013 and 2012 periods primarily resulted from increases in revenues in the third quarters 2013 and 2012, compared to the fourth quarters 2012 and 2011, respectively.

The Company had $6.7 million in capital expenditures in the first nine months 2013, compared to $6.5 million in the comparable period last year.

Net cash used in financing activities was $3.9 million and $44.5 million in the 2013 and 2012 first nine-month periods, respectively, consisting primarily of repayments of $3.8 million of term loan debt in each of the first nine months 2013 and 2012, and $0.2 million and $40.8 million for purchase of treasury shares in the first nine months 2013 and 2012, respectively.  Cash and cash equivalents increased $13.6 million to $43.4 million at September 30, 2013 from $29.8 million at December 31, 2012.

The Company’s credit agreement includes a ten-year $40 million term loan (the “Term Loan”), a ten-year $20 million multiple draw term loan (the “Draw Term Loan”) and a $30 million revolving credit facility (the “Revolving Facility”) (collectively, the “Credit Facilities”).  At September 30, 2013, the Company had $0.6 million of letters of credit issued, which count as draws under the Revolving Facility.  Pursuant to a security agreement, dated August 25, 2004, the Credit Facilities are secured by the Company’s existing and hereafter acquired tangible assets, intangible assets and real property.

The Term Loan requires quarterly principal payments of $0.8 million, with a final principal payment of $10.0 million due on December 31, 2015.  The Draw Term Loan requires quarterly principal payments of $0.4 million, with a final principal payment of $6.7 million due on December 31, 2015.  The maturity of the Term Loan, the Draw Term Loan and the Revolving Facility can be accelerated if any event of default, as defined under the Credit Facilities, occurs.

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

The hedges have been effective as defined under applicable accounting rules.  Therefore, changes in fair value of the interest rate hedges are reflected in comprehensive income (loss).  The Company will be exposed to credit losses in the event of non-performance by the counterparty to the hedges.  The Company’s mark to market of its interest rate hedges, at September 30, 2013 and December 31, 2012, resulted in liabilities of $2.0 million and $2.6 million, respectively, which are included in accrued expenses ($1.0 million and $1.1 million, respectively) and other liabilities ($0.8 million and $1.5 million, respectively) on the Company’s Condensed Consolidated Balance Sheets.  The Company paid $0.3 million and $0.9 million in quarterly settlement payments pursuant to its hedges during the three- and nine-month periods ended September 30, 2013, respectively, compared to payments of $0.3 million and $1.0 million in the comparable prior year three- and nine-month periods, respectively.  These payments were included in interest expense in the Condensed Consolidated Statements of Operations.

The Company is not contractually committed to any planned capital expenditures for its Lime and Limestone Operations until actual orders are placed for equipment.  As of September 30, 2013, the Company had no material open orders or commitments that are not included in current liabilities on the September 30, 2013 Condensed Consolidated Balance Sheet.

As of September 30, 2013, the Company had $22.9 million in total debt outstanding and no draws on its $30 million Revolving Facility other than the $0.6 million of letters of credit.  The Company believes that cash on hand, cash generated from operations and funds available under the Revolving Facility will be sufficient to meet the Company’s operating needs, ongoing capital needs and debt service for the next 12 months and liquidity needs for the near future.

Results of Operations.

Revenues in the third quarter 2013 increased to $36.9 million from $34.1 million in the third quarter 2012, an increase of $2.8 million, or 8.2%.  Revenues from the Company’s Lime and Limestone operations in the third quarter 2013 increased $2.9 million, or 9.0%, to $35.5 million from $32.6 million in the comparable 2012 quarter, while revenues from its Natural Gas Interests decreased $157 thousand, or 10.1%, to $1.4 million from $1.6 million in the comparable prior year quarter.  For the nine months ended September 30, 2013, revenues decreased to $103.7 million from $106.7 million in the comparable 2012 period, a decrease of $3.0 million, or 2.8%.  Revenues from the Company’s Lime and Limestone Operations in the first nine months 2013 decreased $1.9 million, or 1.8%, to $99.3 million from $101.2 million in the comparable 2012 period, while revenues from its Natural Gas Interests decreased $1.1 million, or 20.8%, to $4.3 million from $5.5 million in the comparable prior year period.  As discussed above, the increase in Lime and Limestone Operations revenues in the third quarter 2013, compared to last year’s third quarter, resulted primarily from increased sales volumes of the Company’s lime and limestone products, while the decrease in Lime and Limestone Operations revenues in the first nine months 2013, compared to the comparable 2012 period, was caused primarily by the reduced sales volumes.

Production volumes from the Company’s Natural Gas Interests for the third quarter 2013 totaled 239 thousand MCF, sold at an average price of $5.87 per MCF, compared to 303 thousand MCF, sold at an average price of $5.19 per MCF, in the comparable 2012 quarter.  Production volumes for the first nine months 2013 from Natural Gas Interests totaled 751 thousand MCF, sold at an average price of $5.75 per MCF, compared to the first nine months 2012 when 957 thousand MCF was produced and sold at an average price of $5.69 per MCF.  The Company’s average prices per MCF exceeds average natural gas prices because the Company’s natural gas contains liquids.  The Company’s average prices per MCF in the 2013 periods were higher than in the prior year’s comparable periods due to the increases in natural gas prices, partially offset by lower prices for natural gas liquids.

The Company’s gross profit was $9.1 million in the third quarter 2013, compared to $7.8 million in the comparable 2012 quarter, an increase of $1.4 million, or 17.4%. Gross profit in the first nine months 2013 was $24.4 million, a decrease of $950 thousand, or 3.8%, from $25.3 million in the first nine months 2012.

Included in gross profit for the third quarter and first nine months 2013 were $8.4 million and $22.4 million, respectively, from the Company’s Lime and Limestone Operations, compared to $7.0 million and $22.2 million, respectively, in the comparable 2012 periods.  The Company’s gross profit margin as a percent of revenues from its Lime and Limestone Operations increased to 23.7% and 22.6% for the third quarter and first nine months 2013, from 21.4% and 22.0% in the third quarter and first nine months 2012. The increased gross profit and gross profit margin for the Company’s Lime and Limestone Operations in the third quarter 2013 resulted primarily from the increased revenues discussed above.  The increase in gross profit and gross profit margin for the first nine months 2013 resulted primarily from the reduction in outside contractor stripping costs in the 2013 period, partially offset by the decrease in revenues, discussed above.

Gross profit from the Company’s Natural Gas Interests decreased to $701 thousand and $1.9 million for the third quarter and first nine months 2013, respectively, from $787 thousand and $3.1 million, respectively, in the comparable 2012 periods, primarily due to the decreases in revenues in the 2013 periods, compared to the prior year periods.

Selling, general and administrative expenses (“SG&A”) were $2.2 million in the third quarter 2013, an increase of $133 thousand, or 6.4%, compared to $2.1 million in the third quarter 2012.  As a percentage of revenues, SG&A decreased slightly to 6.0% in the 2013 quarter, compared to 6.1% in the comparable 2012 quarter.  SG&A was $6.7 million in both  the first nine months 2013 and 2012,  As a percentage of revenues, SG&A in the first nine months 2013 increased slightly to 6.4%, compared to 6.3% in the comparable 2012 period.  The 2013 increase in SG&A as a percentage of revenues in the first nine months 2013 was due principally to the decrease in revenues in the 2013 period, compared to the comparable 2012 period.

Interest expense in the third quarter 2013 decreased $88 thousand, or 16.3%, to $451 thousand from $539 thousand in the third quarter 2012.  Interest expense decreased $252 thousand, or 15.2%, in the first nine months 2013 to $1.4 million from $1.7 million in the first nine months 2012.  The decreases in interest expense in the 2013 periods resulted from decreased average outstanding debt in each period due to the repayment of debt since September 30, 2012.  Interest expense included payments of $287 thousand and $873 thousand on the Company’s interest rate hedges during the three- and nine-month periods ended September 30, 2013, respectively, compared to payments of $321 thousand and $1.0 million in the comparable prior year three- and nine-month periods, respectively.

Income tax expense increased to $1.6 million in the third quarter 2013 from $1.2 million in the third quarter 2012, an increase of $389 thousand, or 32.4%.  For the first nine months 2013, income tax expense decreased to $4.1 million from $4.4 million in the comparable 2012 period, a decrease of $271 thousand, or 6.1%.  The changes in income taxes in the 2013 periods were principally due to changes in the Company’s income before income taxes.

The Company’s net income was $4.8 million ($0.86 per share diluted) in the third quarter 2013, compared to net income of $3.9 million ($0.71 per share diluted) in the third quarter 2012, an increase of $842 thousand, or 21.3%.  Net income in the first nine months 2013, which had fewer weighted-average shares outstanding compared to the comparable 2012 period, was $12.2 million ($2.19 per share diluted), a decrease of $460 thousand, or 3.6%, compared to the first nine months 2012 net income of $12.6 million ($2.19 per share diluted).

ITEM 3:               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk.

The Company is exposed to changes in interest rates, primarily as a result of floating interest rates on the Term Loan, Draw Term Loan and Revolving Facility.  At September 30, 2013, the Company had $22.9 million of indebtedness outstanding under floating rate debt. The Company has entered into interest rate hedge agreements to swap floating rates for fixed rates at 4.695%, plus the applicable LIBOR margin, through maturity on the Term Loan balance of $14.2 million, 4.875%, plus the applicable LIBOR margin, on $6.6 million of the Draw Term Loan balance and 5.50%, plus the applicable LIBOR margin, on $2.2 million of the Draw Term Loan balance.  There was no outstanding balance on the Revolving Facility subject to interest rate risk at September 30, 2013.  Any future borrowings under the Revolving Facility would be subject to interest rate risk.  See Note 8 of Notes to Condensed Consolidated Financial Statements.

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

PART II.                    OTHER INFORMATION

ITEM 2:                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company’s Amended and Restated 2001 Long-Term Incentive Plan allows employees and directors to pay the exercise price for stock options and the tax withholding liability upon the lapse of restrictions on restricted stock by payment in cash and/or delivery of shares of the Company’s common stock.  In the third quarter 2013, pursuant to these provisions, the Company received 5,238 shares of its common stock in payment to exercise stock options.  The 5,238 shares were valued at $60.32 per share, the fair market value of one share of the Company’s common stock on the date that they were tendered to the Company.

ITEM 4:               MINE SAFETY DISCLOSURES

Under Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of SEC Regulation S-K, each operator of a coal or other mine is required to include disclosures regarding certain mine safety results in its periodic reports filed with the SEC.  The operation of the Company’s quarries, underground mine and plants is subject to regulation by the federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977.  The required information regarding certain mining safety and health matters, broken down by mining complex, for the quarter ended September 30, 2013 is presented in Exhibit 95.1 to this Report.

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

UNITED STATES LIME & MINERALS, INC.

November 1, 2013	By:	/s/ Timothy W. Byrne
Timothy W. Byrne
President and Chief Executive Officer
(Principal Executive Officer)

November 1, 2013	By:	/s/ M. Michael Owens
M. Michael Owens
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

UNITED STATES LIME & MINERALS, INC.

Quarterly Report on Form 10-Q

Quarter Ended

September 30, 2013

Index to Exhibits

EXHIBIT NUMBER	DESCRIPTION

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.

32.1	Section 1350 Certification by the Chief Executive Officer.

32.2	Section 1350 Certification by the Chief Financial Officer.

95.1	Mine Safety Disclosures.

101	Interactive Data Files.