Form 10-K
period 2013-12-31
UNITED STATES LIME & MINERALS INC
filed 2014-03-07
CIK 82020

Use these links to rapidly review the document

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

         Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. ☐

         Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one): ☐

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

         Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of Common Stock held by non-affiliates computed as of the last business day of the Registrant's quarter ended June 30, 2013: $104,149,162.

         Number of shares of Common Stock outstanding as of March 6, 2014: 5,577,283.

DOCUMENTS INCORPORATED BY REFERENCE

         Part III incorporates information by reference from the Registrant's definitive Proxy Statement to be filed for its 2014 Annual Meeting of Shareholders. Part IV incorporates certain exhibits by reference from the Registrant's previous filings.

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

Lime and Limestone Operations.

        Business and Products.    The Company, through its Lime and Limestone Operations, is a manufacturer of lime and limestone products, supplying primarily the construction (including highway, road and building contractors), metals (including steel producers), environmental (including municipal sanitation and water treatment facilities and flue gas treatment processes), oil and gas services, industrial (including paper and glass manufacturers), roof shingle and agriculture (including poultry and cattle feed producers) industries. The Company is headquartered in Dallas, Texas and operates lime and limestone plants and distribution facilities in Arkansas, Colorado, Louisiana, Oklahoma and Texas through its wholly owned subsidiaries, Arkansas Lime Company, Colorado Lime Company, Texas Lime Company, U.S. Lime Company, U.S. Lime Company—Shreveport, U.S. Lime Company—St. Clair and U.S. Lime Company—Transportation.

        The Company extracts high-quality limestone from its open-pit quarries and an underground mine and then processes it for sale as pulverized limestone, quicklime, hydrated lime and lime slurry. Pulverized limestone (also referred to as ground calcium carbonate) ("PLS") is produced by applying heat to dry the limestone, which is then ground to granular and finer sizes. Quicklime (calcium oxide) is produced by heating limestone to very high temperatures in kilns in a process called calcination. Hydrated lime (calcium hydroxide) is produced by reacting quicklime with water in a controlled process. Lime slurry (milk of lime) is a suspended solution of calcium hydroxide produced by mixing quicklime with water in a lime slaker.

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

        Product Sales.    In 2013, the Company sold almost all of its lime and limestone products in the states of Arizona, Arkansas, Colorado, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Mississippi, Missouri, New Mexico, Oklahoma, Pennsylvania, Tennessee, and Texas. Sales were made primarily by the Company's eight sales employees who call on current and potential customers and solicit orders, which are generally made on a purchase-order basis. The Company also receives orders in response to bids that it prepares and submits to current and potential customers.

        Principal customers for the Company's lime and limestone products are construction customers (including highway, road and building contractors), metals producers (including steel producers), environmental customers (including municipal sanitation and water treatment facilities and flue gas treatment), oil and gas services companies, industrial customers (including paper manufacturers and glass manufacturers), roof shingle manufacturers and poultry and cattle feed producers. During 2013, the strongest demand for the Company's lime and limestone products was from construction customers, industrial customers, environmental customers, metals producers, oil and gas services companies and roof shingle manufacturers.

        Approximately 650 customers accounted for the Company's sales of lime and limestone products during 2013. No single customer accounted for more than 10% of such sales. The Company is generally not subject to significant customer demand and credit risks as its customers are considerably diversified as to geographic location and industrial concentration. However, given the nature of the lime and limestone industry, the Company's profits are very sensitive to changes in sales volume and prices.

        Lime and limestone products are transported by truck and rail to customers generally within a radius of 400 miles of each of the Company's plants. All of the Company's 2013 sales were made within the United States.

        Order Backlog.    The Company does not believe that backlog information accurately reflects anticipated annual revenues or profitability from year to year.

        Seasonality.    The Company's sales have typically reflected seasonal trends, with the largest percentage of total annual shipments and revenues normally being realized in the second and third quarters. Lower seasonal demand normally results in reduced shipments and revenues in the first and fourth quarters. Inclement weather conditions generally have a negative impact on the demand for lime and limestone products supplied to construction-related customers, as well as on the Company's open-pit quarrying operations.

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

        Texas Lime operates a quarry, located on approximately 3,200 acres of land that contains known high-quality limestone reserves in a bed averaging 28 feet in thickness, with an overburden that ranges from 0 to 50 feet. Texas Lime also has mineral interests in approximately 560 acres of land adjacent to the northwest boundary of its property. The reserves, as of December 31, 2013, were approximately 21 million tons of proven recoverable reserves plus approximately 80 million tons of probable recoverable reserves. Assuming the current level of production and recovery rate is maintained, the Company estimates that these reserves are sufficient to sustain operations for more than 75 years.

        Arkansas Lime operates two quarries and has hydrated lime and limestone production facilities on a second site linked to the quarries by its own standard-gauge railroad. The quarries cover approximately 1,050 acres of land located in Independence County, Arkansas containing a known deposit of high-quality limestone reserves (the "Batesville Quarry"). The average thickness of the high-quality limestone bed is approximately 60 feet, with an average overburden thickness of approximately 30 feet. The aggregate reserves for the Batesville Quarry, as of December 31, 2013, were approximately 16 million tons of proven recoverable reserves. In 2005, the Company acquired approximately 2,500 acres of land in nearby Izard County, Arkansas (the "North Quarry"). The high-quality reserves on these 2,500 acres, as of December 31, 2013, were approximately 76 million tons of probable recoverable reserves. The Company is assessing the costs required to improve the transportation infrastructure between the North Quarry and Arkansas Lime's production facilities and other development costs to prepare the North Quarry for mining. Assuming the current level of production and recovery rate is maintained, the Company estimates that its total reserves in Arkansas are sufficient to sustain operations for more than 65 years.

        St. Clair, acquired by the Company in December 2005, operates an underground mine located on approximately 500 acres it owns containing high-quality limestone reserves. The reserves, as of December 31, 2013, were approximately 13 million tons of probable recoverable reserves on the 500 acres. Assuming the current level of production and recovery rate is maintained, the Company estimates that the probable recoverable reserves are sufficient to sustain operations for more than 25 years. In addition, St. Clair also has the right to mine the high-quality limestone contained in approximately 1,500 adjacent acres pursuant to long-term mineral leases. Although limestone is being mined from a portion of the leased properties, the Company has not conducted a drilling program to identify and categorize reserves on the 1,500 leased acres.

        During 2013, the Company produced an aggregate of approximately 3 million tons of limestone from its quarries and mine.

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

        Quarrying and Mining.    The Company extracts limestone by the open-pit method at its Texas and Arkansas quarries. The Monarch Pass Quarry is also an open-pit quarry, but is not being mined at this time. The open-pit method consists of removing any overburden comprising soil, trees and other substances, including inferior limestone, and then extracting the exposed high-quality limestone. The Company removes such overburden by utilizing both its own employees and equipment and those of outside contractors. Open-pit mining is generally less expensive than underground mining. The principal disadvantage of the open-pit method is that operations are subject to inclement weather and overburden removal. The limestone is extracted by drilling and blasting, utilizing standard mining equipment. At its St. Clair underground mine, the Company mines limestone using room and pillar mining. The Company has no knowledge of any recent changes in the physical quarrying or mining conditions on any of its properties that have materially affected its quarrying or mining operations, and no such changes are anticipated.

        Plants and Facilities.    After extraction, limestone is crushed and screened and, in the case of PLS, ground and dried, or, in the case of quicklime, processed in kilns. Quicklime may then be further processed in hydrators and slakers to produce hydrated lime and lime slurry. The Company processes and distributes lime and/or limestone products at five plants, four lime slurry facilities and one terminal facility in Shreveport, Louisiana. All of its plants and facilities are accessible by paved roads, and, in the case of the Arkansas Lime and St. Clair plants and the Shreveport terminal, also by rail.

        The Texas Lime plant has an annual capacity of approximately 470 thousand tons of quicklime from two preheater rotary kilns. The plant also has PLS equipment, which, depending on the product mix, has the capacity to produce approximately 800 thousand tons of PLS annually.

        The Arkansas plant is situated at the Batesville Quarry. Utilizing three preheater rotary kilns, this plant has an annual capacity of approximately 630 thousand tons of quicklime. Arkansas Lime's PLS and hydrating facilities are situated on a tract of 290 acres located approximately two miles from the Quarry, to which it is connected by a Company-owned, standard-gauge railroad. The PLS equipment, depending on the product mix, has the capacity to produce approximately 300 thousand tons of PLS annually.

        The St. Clair plant has an annual capacity of approximately 180 thousand tons of quicklime from two rotary kilns, one of which is not a preheater kiln. The plant also has PLS equipment, which has the capacity to produce approximately 150 thousand tons of PLS annually. In the fourth quarter 2013, the Company received the necessary air permit from the Oklahoma Department of Environmental Quality to replace the non-preheater kiln with the construction of a new highly efficient vertical heat regenerative kiln. The Company plans to assess the economics and market demand before making a decision regarding the modernization of the St. Clair plant.

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

        During 2013, the Company's utilization rate was approximately 57% of its aggregate approximate annual production capacity for the plants in its Lime and Limestone Operations.

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

        Employees.    At December 31, 2013, the Company employed 297 persons, 35 of whom were engaged in administrative and management activities, and eight of whom were engaged in sales activities. Of the Company's 254 production employees, 116 are covered by two collective bargaining agreements. The agreement for the Texas facility expires in November 2014, and the agreement for the Arkansas facility expires in January 2017. The Company believes that its employee relations are good.

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

        Lime producers tend to be concentrated on known limestone formations where competition takes place principally on a regional basis. The industry as a whole has expanded its customer base and, while the steel industry and environmental-related users, including utility plants, are the largest market sectors, it also counts chemical users and other industrial users, including paper manufacturers and highway, road and building contractors, among its major customers.

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

        The Company's operations are subject to various federal, state, and local laws and regulations relating to the environment, health and safety, and other regulatory matters, including the Clear Air Act, the Clean Water Act, the Resource Conservation and Recovery Act and the Comprehensive Environmental Response, Compensation, and Liability Act ("Environmental Laws"). These Environmental Laws grant the United States Environmental Protection Agency (the "EPA") and state governmental agencies the authority to promulgate regulations that could result in substantial expenditures on pollution control, waste management and permitting and compliance activities. The Company has not been named as a potentially responsible party in any federal superfund cleanup site or state-led cleanup site.

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

        As of January 1, 2010, the EPA required large emitters of greenhouse gases, including the Company's plants, to collect and report greenhouse gas emissions data. The EPA indicated it will use the data collected through the greenhouse gas reporting rules to decide whether to promulgate future greenhouse gas emission limits or possible taxes. On May 13, 2010, the EPA issued a final rule "tailoring" its New Source Review permitting and Federal Operating Permit programs to apply to facilities with certain thresholds of greenhouse gas emissions. The emission rates are determined based upon the CO2 equivalent ("CO2e") of six greenhouse gases. The first phase of the "Tailoring Rule," known as Step 1, required existing facilities subject to federal New Source Review for pollutants other than greenhouse gases to include greenhouse gases in their permits if greenhouse gas emissions will increase by 75,000 tons or more beginning January 2, 2011. In July 2011, Step 2 of the Tailoring Rule extended New Source Review and Federal Operating permits to new sources that emit or have the potential to emit at least 100,000 tons per year CO2e or existing sources that emit at that level and that undertake modifications that increase emissions by at least 75,000 tons per year CO2e. On June 29, 2012, the EPA issued its final regulation for Step 3 of the Tailoring Rule, whereby it decided to retain the Step 2 applicability thresholds. Thus, any new facilities or major modifications to existing facilities that exceed the federal New Source Review emission thresholds will be required to use "best available control technology" and energy efficiency measures to minimize greenhouse gas emissions. On May 3, 2011, the EPA finalized a partial disapproval of the Texas Prevention of Significant Deterioration State Implementation Program, which established the EPA as the permitting authority for greenhouse gas emitting sources in Texas. In 2013, the Texas legislature passed a law giving the TCEQ the authority to regulate greenhouse gas emissions. On February 4, 2014, the EPA Regional Administrator for Region 6 (which includes Texas) delegated authority for greenhouse permitting to the State of Texas. While this action is subject to a public comment period, it is expected that the delegation will be finalized in the first half of 2014.

        While there is no pending federal or state rulemaking specifically affecting the lime industry, the EPA may amend its existing regulations or promulgate new regulations in the future. The Company may incur additional costs to comply with future regulatory changes.

        Although the timing and impact of climate change legislation and of regulations limiting greenhouse gas emissions are uncertain, the consequences of such legislation and regulation are potentially significant for the Company because the production of CO2 is inherent in the manufacture of lime through the calcination of limestone and combustion of fossil fuels. The EPA's implementation of the Tailoring Rule to New Source Review permitting could result in increased time and costs of plant upgrades and expansions. The passage of climate change legislation, and other regulatory initiatives by the Congress, the states or the EPA that restrict or tax emissions of greenhouse gases, could adversely affect the Company. There is no assurance that changes in the law or regulations will not be adopted, such as the imposition of a carbon tax, a cap-and-trade program requiring the Company to purchase carbon credits, or other measures that would require reductions in emissions or changes to raw materials, fuel use or production rates, that could have a material adverse effect on the Company's financial condition, results of operations, cash flows and competitive position.

        In the courts, several cases have been filed and decisions issued that may increase the risk of claims being filed by third parties against companies for their greenhouse gas emissions. Such cases may seek to challenge air permits, to force reductions in greenhouse gas emissions or to recover damages for alleged climate change impacts to the environment, people and property.

        The Company incurred capital expenditures related to environmental matters of approximately $395 thousand, $428 thousand and $407 thousand in 2013, 2012 and 2011, respectively. The Company's recurring costs associated with managing and disposing of potentially hazardous substances (such as fuel and lubricants used in operations) and maintaining pollution control equipment amounted to approximately $808 thousand, $852 thousand and $744 thousand in 2013, 2012 and 2011, respectively.

        The Company recognizes legal reclamation and remediation obligations associated with the retirement of long-lived assets at their fair value at the time the obligations are incurred ("Asset Retirement Obligations" or "AROs"). Over time, the liability for AROs is recorded at its present value each period through accretion expense, and the capitalized cost is amortized over the useful life of the related asset. Upon settlement of the liability, the Company either settles the ARO for its recorded amount or recognizes a gain or loss. AROs are estimated based on studies and the Company's process knowledge and estimates, and are discounted using an appropriate interest rate. The AROs are adjusted when further information warrants an adjustment. The Company believes its accrual of $1.3 million for AROs at December 31, 2013 is reasonable.

Map of United States Lime & Minerals, Inc. Operations/Interests.

Natural Gas Interests.

        Interests.    The Company, through its wholly owned subsidiary, U.S. Lime Company—O & G, LLC ("U.S. Lime O & G"), has royalty interests ranging from 15.4% to 20% and a 20% non-operating working interest with respect to oil and gas rights on the Company's approximately 3,800 acres of land located in Johnson County, Texas, in the Barnett Shale Formation. These interests are derived from the Company's May 2004 oil and gas lease agreement (the "O & G Lease") with EOG Resources, Inc. ("EOG") with respect to oil and gas rights on its Texas Lime property that will continue on currently producing wells so long as EOG is producing natural gas from such wells as set forth in the O & G Lease.

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

        Hydraulic fracturing is a technique used to produce natural gas from shale, including the Barnett Shale. Hydraulic fracturing has historically been regulated by state oil and natural gas commissions. However, the EPA has asserted federal regulatory authority over certain hydraulic fracturing activities involving diesel under the Safe Drinking Water Act ("SDWA"). The EPA has begun the process of drafting guidance documents related to this newly asserted regulatory authority, which could include a broad definition of diesel that would cover a variety of oils that are not diesel but that have similar carbon-chain molecules. The EPA also plans to investigate the treatment of wastewater from hydraulic fracturing for the purpose of setting new standards for discharges from natural gas drilling to publicly owned treatment works. In addition, certain other governmental reviews are either underway or being proposed that focus on environmental aspects of hydraulic fracturing practices, including a four-year study by the EPA expected to be completed later in 2014. These on-going or proposed reviews, depending on their scope and results, could spur initiatives to further regulate hydraulic fracturing under the SDWA or other regulatory programs.

        Additionally, the Congress, the EPA and various states have proposed or adopted legislation regulating or requiring disclosure regarding hydraulic fracturing in connection with drilling operations. For example, pursuant to legislation adopted by the State of Texas in June 2011, the Texas Railroad Commission enacted a rule in December 2011, requiring disclosure of certain information regarding additives, chemical ingredients, concentrations and water volumes used in hydraulic fracturing. These new laws or regulations could adversely affect the cost of drilling and production from the O & G Properties.

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

        The prices that the Company receives for its natural gas production is also affected by the amount of natural gas liquids included in the natural gas and the prices for those liquids. There has been a dramatic decline in prices for natural gas and natural gas liquids in recent years due to increased supply, although prices for natural gas have risen recently due to cold winter weather conditions.

        Drilling Activity.    The Company participated as a royalty interest and non-operating working interest owner in the drilling of eight gross (1.6 net) wells under the O & G Lease in the fourth quarter 2009 and first quarter 2010, five of which were completed as producing wells during the fourth quarter 2010, and three of which were completed as producing wells in late June 2011. All of the wells are located in Johnson County, Texas. No new wells are currently being drilled. The Company cannot predict the number of additional wells that ultimately will be drilled, if any, or their results.

        Production Activity.    The number of gross and net producing wells and production activity for the years ended December 31, 2013, 2012 and 2011 are as follows:

	2013		2012		2011
Producing wells(1)	Gross	Net(2)	Gross	Net(2)	Gross	Net(2)
O & G Lease	33	6.6	33	6.6	34	6.8
Drillsite Agreement	6	0.8	6	0.8	6	0.8

Total	39	7.4	39	7.4	40	7.6

Natural gas production volume (BCF)	1.0		1.2		1.6
Average sales price per MCF(3)	$5.86		$5.74		$8.27
Total cost of revenues per MCF(4)	$2.92		$2.56		$2.37

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

        Internal Controls Over Reserves Estimates.    The Company's policies regarding internal controls over the recording of reserve estimates require reserves to be in compliance with the SEC definitions and guidance and prepared in accordance with generally accepted petroleum engineering principles. In each of the years 2013, 2012 and 2011, the Company retained DeGolyer and MacNaughton, independent third-party petroleum engineers, to perform appraisals of 100% of its proved reserves in compliance with these standards.

        Reserves.    The following table reflects the proved developed, proved undeveloped and total proved reserves (all of the which are located in Johnson County, Texas), future estimated net revenues and standardized measure at December 31, 2013, 2012 and 2011. The reserves and future estimated net revenues are based on the reports prepared by DeGolyer and MacNaughton. Proved developed reserves included 39, 39 and 39 producing wells at December 31, 2013, 2012 and 2011, respectively. The Company's proved reserves have not been filed with, or included in, any reports to any federal agency, other than those filed with the SEC.

	2013(2)			2012(2)			2011(2)
	Developed	Undeveloped	Total	Developed	Undeveloped	Total	Developed	Undeveloped	Total
Proved natural gas reserves (BCF)	7.6	0.0	7.6	8.3	0.0	8.3	10.3	0.0	10.3
Proved natural gas liquids and condensate reserves (MMBBLS)	1.1	0.0	1.1	1.1	0.0	1.1	1.5	0.0	1.5
Future estimated net revenues (in thousands)	$37,597	$0.0	$37,597	$33,977	$0.0	$33,977	$88,782	$0.0	$88,782
Standardized measure(1) (in thousands)	$13,578	$0.0	$13,578	$12,764	$0.0	$12,764	$29,948	$0.0	$29,948

(1)
This present value data should not be construed as representative of fair market value, since such data is based upon projected cash flows, which do not provide for escalation or reduction of natural gas prices or for escalation or reduction of expenses and capital costs.

(2)
The reserve estimates as of December 31, 2013, 2012 and 2011 utilized 12-month average pricing, as now required by accounting principles generally accepted in the United States of America, of $3.88, $2.87 and $4.46 per MCF of natural gas and $29.95, $30.27 and $49.58 per BBL of natural gas liquids, respectively.

        Undeveloped Acreage.    Since the Company is not the operator, it has limited information regarding undeveloped acreage and does not know how many acres the operators classify as undeveloped acreage, if any, or the number of wells that ultimately will be drilled on the O & G Properties.

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

        The continuing difficult economic conditions in the United States have reduced demand for our lime and limestone products. While demand from our construction customers, primarily those involved in highway construction, increased during 2013, our steel customers reduced their purchase volumes due to the ongoing difficult economic conditions. Prices for natural gas and natural gas liquids decreased dramatically in recent years due to increased supply, although natural gas prices have risen recently due to cold winter weather conditions. Corresponding to the decrease in natural gas and natural gas liquids prices, drilling activity declined, reducing demand from our oil and gas services customers for our lime and limestone products.

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

         We may be adversely affected by any disruption in, or failure of, our information technology systems, including due to cybersecurity risks and incidents.

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

        These risks arise from various factors, including, but not limited to, fluctuating demand for our lime and limestone products, including as a result of downturns in the economy and construction, housing and steel industries, changes in legislation and regulations, including Environmental Laws, health and safety regulations and requirements to renew or obtain operating permits, our ability to produce and store quantities of lime and limestone products sufficient in amount and quality to meet customer demands and specifications, the success of our modernization, expansion and development strategies, including our ability to sell our increased lime capacity at acceptable prices, our ability to execute our strategies and complete projects on time and within budget, our ability to integrate, refurbish and/or improve acquired facilities, our access to capital, increasing costs, especially fuel, electricity, transportation and freight costs, inclement weather and the effects of seasonal trends.

        We receive a portion of our coal and petroleum coke by rail, so the availability of sufficient solid fuels to run our plants could be diminished significantly in the event of major rail disruptions. Domestic coal and petroleum coke are also being exported, increasing competition and prices for the domestic supply. In addition, our freight costs to deliver our lime and limestone products are high relative to the value of our products and have increased significantly in recent years. Our costs for delivery of solid fuels, as well as our products, also increase as demand for rail and trucking by other industries and new Department of Transportation rules regarding hours of service for drivers reduce the availability of rail cars and trucks to deliver solid fuels to our plants and deliver our products to our customers. If we are unable to continue to pass along our increasing coal, petroleum coke, diesel, natural gas, electricity, transportation and freight costs to our customers, our financial condition, results of operations, cash flows and competitive position could be materially adversely affected.

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

         Governmental fiscal and budgetary constraints and legislative impasses may adversely impact our financial condition and results of operations in various ways.

        Governmental fiscal and budgetary constraints and legislative impasses may adversely impact our financial condition and results of operations in various ways, including possible reduced funding for transportation programs by federal, state and local governmental agencies which could reduce demand for our products from our construction customers.

         Our mining and other operations are subject to operating risks that are beyond our control, which could result in materially increased operating expenses and decreased production and shipment levels that could materially adversely affect our Lime and Limestone Operations and their profitability.

        We mine limestone in open pit and underground mining operations and process and distribute that limestone through our plants and other facilities. Certain factors beyond our control could disrupt our operations, adversely affect production and shipments and increase our operating costs, all of which could have a material adverse effect on our results of operations, including geological formation problems that may cause poor mining conditions, an accident or other major incident at a site that may cause all or part of our operations to cease for some period of time and increase our expenses, mining, processing and plant equipment failures and unexpected maintenance problems that may cause disruptions and added expenses, strikes, job actions or other work stoppages that may disrupt our operations or those of our suppliers, contractors or customers and increase our expenses, and adverse weather conditions and natural disasters, such as heavy rains, flooding, ice storms, freezing weather, drought and other natural events, that may affect operations, transportation or customers.

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

        The regulation of greenhouse gas emissions remains an issue for the Company and other similar manufacturing companies. There is no assurance that changes in the law or regulations will not be adopted, such as the imposition of a carbon tax, a cap-and-trade program requiring the Company to purchase carbon credits, or other measures that would require reductions in emissions or changes to raw materials, fuel use or production rates, that could have a material adverse effect on the Company's financial condition, results of operations, cash flows and competitive position.

        We intend to comply with all Environmental Laws and believe our accrual for environmental liabilities at December 31, 2013 is reasonable. Because many of the requirements are subjective and therefore not quantifiable or presently determinable, or may be affected by additional legislation and rulemaking, including those related to climate change and greenhouse gas emissions, there is no assurance that we will be able to continue to renew our operating permits, and it is not possible to accurately predict the aggregate future costs and liabilities relating to environmental compliance and their effect on our financial condition, results of operations, cash flows and competitive position.

         To maintain our competitive position, we may need to continue to expand our operations and production capacity, obtain financing for any such expansion at reasonable interest rates and acceptable terms and sell the resulting increased production at acceptable prices.

        We may undertake various modernization, expansion and development projects and acquisitions. These may require that we incur additional debt, which may not be available to us at all or at reasonable interest rates or on acceptable terms. Given current and projected demand for lime and limestone products, we cannot guarantee that any such project or acquisition would be successful, that we would be able to sell any resulting increased production at acceptable prices or that any such sales would be profitable.

        Although prices for our lime and limestone products have been relatively firm in recent years, we are unable to predict future demand and prices, especially given the continuing economic difficulties, and cannot provide any assurance that current levels of demand and prices will continue or that any future increases in demand or prices can be maintained.

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

  •
  the price and level of U.S. exports and imports;

  •
  the level of consumer and industrial demand;

  •
  the price and availability of alternative fuels;

  •
  the availability of pipeline capacity;

  •
  weather conditions;

  •
  domestic and foreign governmental regulations and taxes; and

  •
  the overall economic environment.

        The natural gas industry is cyclical in nature and tends to reflect general economic and gas supply conditions. Recent technological advances, such as hydraulic fracturing, have enabled the industry to access additional reserves and have greatly increased the current supply of natural gas in the United States, resulting in lower natural gas prices. Lower natural gas prices may reduce the amount of natural gas that is economical for our operators to develop and produce on the O & G Properties or cause them to shut in wells for extended periods of time or to plug and abandon wells. Reduced prices and production could severely reduce our revenues, gross profit and cash flows from our Natural Gas Interests and thus could have a material adverse effect on our financial condition, results of operations and cash flows.

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

        The occurrence of an operational risk or uncertainty that materially impacts the operations of the operators of the O & G Properties could have a material adverse effect on the amount we receive in connection with our interests in production from the O & G Properties, which could have a material adverse effect on our financial condition, results of operations and cash flows.

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

         Our natural gas reserves are depleting assets, and we have no ability to explore for new reserves. In addition, our ability to increase our proved developed reserves is limited to the drilling of potential additional wells and workovers of existing wells by the operators on the O & G Properties.

        Our revenues from our Natural Gas Interests depend in large part on the quantity of natural gas developed and produced from the O & G Properties. Our producing wells will naturally experience declines in production rates due to depletion of their natural gas reserves, and the operators may determine to temporarily shut in or to plug and abandon a producing well if they believe that it is no longer economical to continue production from the well. We have no ability to explore for new reserves. Any increases in our proved developed reserves will come from the drilling of additional wells or working over existing wells on the O & G Properties. The timing and number of such additional wells or workover of existing wells, if any, depend on the market prices of natural gas and on other factors beyond our control.

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

        If pipelines, gathering systems or other facilities that serve the O & G Properties are damaged by any natural disaster, accident, catastrophe or other event, revenues from our Natural Gas Interests could be significantly interrupted. Any event that interrupts the development, production, gathering or transportation of our natural gas, or which causes us to share in significant expenditures not covered by insurance, could adversely impact our gross profit from our Natural Gas Interests. We do not carry business interruption insurance on our Natural Gas Interests.

         The O & G Properties are geographically concentrated, which could cause net proceeds to be impacted by regional events, including natural disasters and reduced pipeline capacity resulting from production from other wells in the area.

        The O & G Properties are all natural gas properties located exclusively in the Barnett Shale Formation. Because of this geographic concentration, any regional events, including natural disasters and production from other wells in the area, that increase costs, reduce availability of equipment, supplies or pipeline capacity, reduce demand or limit production could impact our gross profit from our Natural Gas Interests more than if the Properties were more geographically diversified.

        The number of prospective natural gas purchasers and methods of delivery for our gas are also considerably less than would otherwise exist from a more geographically diverse group of interests.

         Governmental policies, laws and regulations could have an adverse impact on the O & G Properties and our natural gas business.

        The O & G Properties and our natural gas business are subject to federal, state and local laws and regulations relating to the oil and natural gas industry, as well as regulations relating to health and safety matters. These laws and regulations can have a significant impact on the costs and amount of development and production.

         Environmental costs and liabilities and changing environmental regulation associated with the O & G Properties could adversely affect our financial condition, results of operations and cash flows.

        As with other companies engaged in the ownership, development and production of natural gas, we expect to have some risk of exposure to environmental costs and liabilities. The costs associated with environmental compliance or remediation could reduce the gross profits we would receive from our Natural Gas Interests. The O & G Properties are subject to extensive federal, state and local regulatory requirements relating to environmental affairs, health and safety and waste management.

        Increased regulation of natural gas drilling and production could increase development and production costs on the O & G Properties and adversely affect our cash flows. Third parties could also pursue legal actions to enforce compliance or assert claims for damages. Further, under certain environmental laws and regulations, the operators of the underlying properties could also be subject to joint and several, strict liability for the removal or remediation of released materials or property contamination from drilling, including hydraulic fracturing, or waste disposal, regardless of whether the operators were responsible for the release or contamination or if the operations were in compliance with all applicable laws. Drought conditions and increasing demands on the water supply for municipal, agricultural, and other uses may limit the availability of and/or increase the cost of the large volumes of water required for hydraulic fracturing.

        It is likely that our expenditures in connection with environmental matters, as part of normal capital expenditure programs, will affect the profitability of the O & G Properties. Future Environmental Law developments, such as stricter laws, regulations or enforcement policies, including climate change legislation mandating specific near-term and long-range reductions in greenhouse gas emissions or increased regulation of hydraulic fracturing, could significantly increase the costs of production from the O & G Properties and adversely affect our financial condition, results of operations and cash flows.

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

ITEM 4.    MINE SAFETY DISCLOSURES.

        Under Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K, each operator of a coal or other mine is required to include disclosures regarding certain mine safety results in its periodic reports filed with the SEC. The operation of the Company's quarries, underground mine and plants is subject to regulation by the federal Mine Safety and Health Administration ("MSHA") under the Federal Mine Safety and Health Act of 1977. The required information regarding certain mining safety and health matters, broken down by mining complex, for the year ended December 31, 2013 is presented in Exhibit 95.1 to this Report.

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

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

        The Company's common stock is listed on the Nasdaq Global Market® under the symbol "USLM." As of March 6, 2014, the Company had approximately 400 shareholders of record.

        The Company did not pay any dividends during 2013 or 2012. On January 29, 2014, the Company declared a quarterly cash dividend of $0.125 (12.5 cents) per share of common stock. This dividend, which represents a cash dividend of $0.50 (50 cents) per share on an annualized basis, is payable on March 20, 2014 to shareholders of record at the close of business on February 28, 2014.

        As of March 6, 2014, the Company had 500,000 shares of $5.00 par value preferred stock authorized; however, none has been issued.

        The low and high sales prices for the Company's common stock for the periods indicated were:

	2013		2012
	Low	High	Low	High
First Quarter	$45.80	$54.57	$53.67	$67.40
Second Quarter	$46.02	$53.06	$42.32	$61.05
Third Quarter	$51.16	$61.01	$41.25	$52.46
Fourth Quarter	$54.90	$61.80	$41.95	$50.00

 PERFORMANCE GRAPH

        The graph below compares the cumulative 5 year total shareholders' return on the Company's common stock with the cumulative total return on the NASDAQ Composite Index and a peer group consisting of Eagle Materials, Inc., Monarch Cement Co., U.S. Concrete, Inc. and Martin Marietta Materials, Inc. The graph assumes that the value of the investment in the Company's common stock and each index was $100 on December 31, 2008, and that all dividends have been reinvested.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among U.S. Lime & Minerals, Inc., the NASDAQ Composite Index, and a Peer Group

	2008	2009	2010	2011	2012	2013
U.S. LIME & MINERALS, INC.	100.00	144.18	175.91	250.98	196.74	255.41
NASDAQ COMPOSITE INDEX	100.00	144.84	170.58	171.34	200.03	283.43
PEER GROUP	100.00	100.34	111.22	94.30	144.98	174.06

ISSUER PURCHASES OF EQUITY SECURITIES

        The Company's Amended and Restated 2001 Long-Term Incentive Plan allows employees and directors to pay the exercise price upon the exercise of stock options and the tax withholding liability upon the lapse of restrictions on restricted stock by payment in cash and/or delivery of shares of the Company's common stock to the Company. The Company received no shares in the fourth quarter 2013 pursuant to these provisions.

ITEM 6.    SELECTED FINANCIAL DATA.

	Years Ended December 31,
	2013	2012	2011	2010	2009
	(dollars in thousands, except per share amounts)
Operating results
Lime and limestone revenues	$128,003	131,404	129,704	125,169	110,406
Natural gas revenues	5,762	7,121	12,878	7,425	6,925

Total revenues	$133,765	138,525	142,582	132,594	117,331
Gross profit	$30,800	33,438	41,349	36,041	28,753
Operating profit	$21,651	24,245	32,503	27,665	20,955
Income before income taxes	$19,833	22,101	30,144	25,058	18,144
Net income	$14,800	16,423	22,186	18,040	13,670
Net income per share of common stock:
Basic	$2.66	2.88	3.50	2.82	2.14
Diluted	$2.66	2.87	3.49	2.81	2.14

	As of December 31,
	2013	2012	2011	2010	2009
Total assets	$187,526	174,246	203,073	188,498	172,070
Long-term debt, excluding current installments	$16,667	21,667	26,667	31,6662	36,666
Stockholders' equity per outstanding common share	$24.54	21.44	22.94	20.01	17.20
Employees	297	294	301	295	285

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS.

        Any statements contained in this Report that are not statements of historical fact are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements in this Report, including without limitation statements relating to the Company's plans, strategies, objectives, expectations, intentions, and adequacy of resources, are identified by such words as "will," "could," "should," "would," "believe," "possible," "potential," "expect," "intend," "plan," "schedule," "estimate," "anticipate," and "project." The Company undertakes no obligation to publicly update or revise any forward-looking statements. The Company cautions that forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from expectations, including without limitation the following: (i) the Company's plans, strategies, objectives, expectations, and intentions are subject to change at any time at the Company's discretion; (ii) the Company's plans and results of operations will be affected by its ability to maintain and manage its growth; (iii) the Company's ability to meet short-term and long-term liquidity demands, including servicing the Company's debt and meeting the Company's operating and capital needs, conditions in the credit and equity markets, and changes in interest rates on the Company's debt, including the ability of the Company's customers and the counterparty to the Company's interest rate hedges to meet their obligations; (iv) interruptions to operations and increased expenses at its facilities resulting from changes in mining methods or conditions, inclement weather conditions, natural disasters, accidents, IT systems failures or disruptions, including due to cybersecurity incidents, or regulatory requirements; (v) increased coal, petroleum coke, diesel, natural gas, electricity, transportation and freight costs; (vi) unanticipated delays, difficulties in financing, or cost overruns in completing, modernization and expansion and development projects; (vii) the Company's ability to expand its Lime and Limestone Operations through acquisitions of businesses with related or similar operations, including obtaining financing for such acquisitions, and to successfully integrate acquired operations and sell the increased production at acceptable prices; (viii) inadequate demand and/or prices for the Company's lime and limestone products due to the state of the U.S. economy, recessionary pressures in particular industries, including highway, road and building related construction, steel, and oil and gas services, effects of governmental fiscal and budgetary constraints and legislative impasses, and inability to continue to increase or maintain prices for the Company's products; (ix) uncertainties of development, production, pipeline capacity and prices with respect to the Company's Natural Gas Interests, including the absence of drilling activities on the Company's O & G Properties, unitization of existing wells, inability to explore for new reserves, declines in production rates and plugging and abandoning of existing wells; (x) ongoing and possible new regulations, investigations, enforcement actions and costs, legal expenses, penalties, fines, assessments, litigation, judgments and settlements, taxes and disruptions and limitations of operations, including those related to climate change and health and safety and those that could impact the Company's ability to continue or renew its operating permits; and (xi) other risks and uncertainties set forth in this Report or indicated from time to time in the Company's filings with the SEC, including the Company's Quarterly Reports on Form 10-Q.

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

        Revenues from our Lime and Limestone Operations decreased 2.6% in 2013 compared to 2012. The decreased sales volumes of our lime and limestone products, which accounted for a revenue decrease of approximately 3.8% for 2013 compared to 2012, resulted principally from reduced sales volumes to our steel customers, partially offset by increased sales volumes to our construction and environmental customers, although we had reduced demand from our construction customers in the fourth quarter 2013 due to inclement weather conditions compared to favorable weather conditions in the fourth quarter 2012. This decrease in sales volumes was partially offset by average product price increases of approximately 1.2% for our lime and limestone products in 2013 compared to 2012.

        Revenues from our Natural Gas Interests decreased $1.4 million, or 19.1%, to $5.8 million in 2013 from $7.1 million in 2012 primarily due to decreased production volumes resulting from the normal declines in production rates on the Company's existing natural gas wells. The decrease in revenues from our Natural Gas Interests in 2013 resulted from lower production volumes in 2013 (approximately 21.2%), partially offset by price increases in 2013 (approximately 2.1%).

        Our gross profit decreased 7.9% in 2013 compared to 2012. Gross profit from our Lime and Limestone Operations in 2013 decreased 5.4% compared to 2012 primarily due to the decreased revenues discussed above and increased cost of revenues in the fourth quarter 2013 resulting from production inefficiencies due to the inclement weather conditions, partially offset by a reduction in our stripping costs of approximately $0.6 million in 2013 compared to 2012. The timing and amount of our stripping costs in the future will depend upon, among other things, the availability and cost-effective utilization of contractors and their equipment and our employees and equipment, but we believe the costs of our ongoing stripping will be at approximately the same rate to production as we incurred in 2013. Our gross profit from our Natural Gas Interests decreased 26.7% in 2013 compared to 2012 due to the decreased revenues discussed above.

        These decreases in gross profit resulted in a $1.6 million, or 9.9%, decrease in our net income in 2013 compared to 2012. Cash flows from operations during 2012 enabled us to continue to service our bank debt, make $8.9 million of capital investments, and leave us with cash balances of $49.5 million at December 31, 2013 compared to $29.8 million at December 31, 2012. Our significant cash flows and strong balance sheet enabled us to declare a quarterly cash dividend to our shareholders payable on March 20, 2014.

Lime and Limestone Operations.

        In our Lime and Limestone Operations, we produce and sell PLS, quicklime, hydrated lime and lime slurry. The principal factors affecting our success are the level of demand and prices for our products and whether we are able to maintain sufficient production levels and product quality while controlling costs.

        Inclement weather conditions generally reduce the demand for lime and limestone products supplied to construction-related customers that account for a significant amount of our revenues. Inclement weather also interferes with our open-pit mining operations and can disrupt our plant production, as in the case of winter ice storms and freezing weather. In addition to weather, various maintenance, environmental, accident and other operational issues can also disrupt our operations and increase our operating expenses.

        Demand for our products in our market areas is also affected by general economic conditions, the pace of home and other construction, the demand for steel, and the level of oil and gas drilling in our markets, as well as the level of governmental and private funding for highway construction. Demand for our lime products from our construction and environmental customers improved during 2013, while demand from our steel customers declined. In addition, inclement weather in the fourth quarter 2013, compared to favorable weather conditions in the comparable 2012 quarter, resulted in a significant decline in construction demand for our lime and limestone products during that period. However, we believe that this demand was merely postponed until 2014 as our customers' projects are still underway.

        On July 6, 2012, the President signed into law the Moving Ahead for Progress in the 21st Century Act ("MAP-21"), the first multi-year transportation authorization enacted since 2005. MAP-21 funds surface transportation programs at over $105 billion for fiscal years 2013 and 2014, continuing the previous level of funding plus inflation. Funding under MAP-21will expire September 30, 2014, unless the Congress passes a continuing resolution, as it has done in the past, or enacts new legislation. In addition, the Highway Trust Fund, which is funded mostly from excise taxes on gasoline and certain other motor fuels, has over the past several years required transfers from the general fund of the Treasury to cover shortfalls in funding as excise taxes have failed to cover the Fund's obligations. The chairman of the Senate Environment and Public Works Committee recently announced that she hopes to have a new transportation authorization before the Committee by April 2014 in an effort to give the Senate Finance Committee ample time to consider funding options for a new surface transportation bill. Although governmental funding of public sector projects remains a concern, we continue to see an increase in the construction of tollroads in Texas.

        Our modernization and expansion projects in Texas and Arkansas, including the construction of a third kiln in Arkansas (completed in December 2006), our development projects in Arkansas, and our acquisitions of U. S. Lime Company—St. Clair, our Delta, Colorado facilities and our Texas slurry operations have positioned us to meet the demand for high-quality lime and limestone products in our markets, with our lime output capacity more than doubling since 2003. In addition, our distribution terminal in Shreveport, Louisiana has expanded our market area for this additional output. Our modernization and expansion and development projects have also equipped us with up-to-date, fuel-efficient plant facilities, which has resulted in lower production costs and greater operating efficiencies, thus enhancing our competitive position. All of our kilns are fuel-efficient preheater kilns, except for one kiln at St. Clair.

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

        We have financed our modernization and expansion and development projects and acquisitions through a combination of debt financing and cash flows from operations. We must generate sufficient cash flows to cover ongoing capital, including possible modernization and expansion and development projects, and debt service needs.

        Our revolving credit facility matures June 1, 2015, and the remainder of our long-term debt becomes due at the end of 2015. Absent a significant acquisition opportunity arising, we anticipate funding our capital requirements, including our possible modernization and development projects, continuing to service our debt and paying cash dividends from our cash on hand and cash flows from operations.

        For us to increase our profitability in our Lime and Limestone Operations in the face of our increased fixed and variable costs, we must improve our revenues and control our operational and selling, general and administrative expenses. To maintain or improve our gross profit margins, we are focusing on maintaining, and increasing where possible, our lime and limestone prices to offset our increased costs, which is a challenging task in these difficult economic times. In addition, we will continue to explore ways to expand our operations and production capacity through major development projects, including the possible modernization of our St. Clair plant, and acquisitions as conditions warrant or opportunities arise.

        We continue to believe the enhanced production capacity resulting from our modernization and expansion and development projects at Texas and Arkansas, our acquisitions and the operational strategies we have implemented have allowed us to increase production capacity, improve product quality, better serve existing customers, attract new customers and control our costs. There can be no assurance, however, that demand and prices for our lime and limestone products will be sufficient to fully utilize our additional production capacity and cover our additional depreciation, depletion and other fixed costs; that our production will not be adversely affected by weather, maintenance, accident or other operational issues; that we can successfully invest in improvements to our existing facilities; that our results will not be adversely affected by continued increases in fuel, electricity, transportation and freight costs or new environmental, health and safety or other regulatory requirements; or that our revenues, gross profit, net income and cash flows can be maintained or improved.

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

        Eight new wells were drilled in the fourth quarter 2009 and first quarter 2010 pursuant to the O&G Lease, five of which were completed as producing wells during the fourth quarter 2010, and three of which were completed as producing wells in late June 2011. In addition, two wells were drilled in the first quarter 2010 and completed as producing wells in the third quarter 2010 pursuant to the Drillsite Agreement. No new wells have been drilled since 2010 or are currently being drilled. We cannot predict the number of additional wells that ultimately will be drilled on the O & G Properties, if any, or their results.

        The pricing of natural gas sales is primarily determined by supply and demand in the marketplace and can fluctuate considerably. The prices that the Company receives for its natural gas production is also affected by the amount of natural gas liquids included in the natural gas and the prices for those liquids which is also subject to supply and demand factors. Prices of both natural gas and natural gas liquids declined dramatically in recent years due to increased supply, although prices for natural gas have risen recently due to cold winter weather conditions.

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

        Stock-based compensation.    We expense all stock-based payments to employees and directors, including grants of stock options and restricted stock, in our Consolidated Statements of Income based on their fair values. Compensation cost is recognized ratably over the vesting period for all stock-based awards.

RESULTS OF OPERATIONS.

        The following table sets forth certain financial information expressed as a percentage of revenues for the periods indicated:

	Year Ended December 31,
	2013	2012	2011
Lime and Limestone Operations	95.7%	94.9%	91.0%
Natural Gas Interests	4.3	5.1	9.0

Total Revenues	100.0%	100.0%	100.0%
Cost of revenues
Labor and other operating expenses	(66.3)	(65.2)	(61.5)
Depreciation, depletion and amortization	(10.7)	(10.7)	(9.5)

Gross profit	23.0	24.1	29.0
Selling, general and administrative expenses	(6.8)	(6.6)	(6.2)

Operating profit	16.2	17.5	22.8
Other (expense) income:
Interest expense	(1.4)	(1.5)	(1.7)
Other, net	0.0	0.0	0.1
Income tax expense	(3.7)	(4.1)	(5.6)

Net income	11.1%	11.9%	15.6%

2013 vs. 2012

        Revenues for 2013 decreased to $133.8 million from $138.5 million in 2012, a decrease of $4.8 million, or 3.4%. Revenues from our Lime and Limestone Operations for 2013 decreased $3.4 million, or 2.6%, to $128.0 million from $131.4 million in 2012. The decrease in revenues from our Lime and Limestone Operations was primarily due to decreased sales volumes of our lime and limestone products, principally to our steel customers, partially offset by increased sales volumes to the Company's construction and environmental customers and a slight increase in prices realized for the Company's lime and limestone products in 2013, compared to 2012.

        Revenues from our Natural Gas Interests for 2013 decreased $1.4 million, or 19.1%, to $5.8 million from $7.1 million in 2012. The decrease in revenues from our Natural Gas Interests resulted from the normal declines in production rates on existing wells, partially offset by slightly higher prices.

        Our gross profit decreased to $30.8 million for 2013 from $33.4 million for 2012, a decrease of $2.6 million, or 7.9%. Gross profit from our Lime and Limestone Operations for 2013 was $27.9 million, compared to $29.5 million in 2012, a decrease of $1.6 million, or 5.4%. The decrease in gross profit for our Lime and Limestone Operations in 2013 compared to 2012 resulted primarily from the decreased revenues discussed above and additional cost of revenues in the fourth quarter 2013 due to inclement weather conditions discussed above, partially offset by the reduced stripping costs in 2013 discussed above.

        Gross profit for 2013 also included $2.9 million from our Natural Gas Interests, compared to $3.9 million in 2012, a decrease of $1.1 million, or 26.7%. There were 39 producing wells in both 2013 and 2012. Production volumes for 2013 from our Natural Gas Interests totaled 1.0 BCF, sold at an average price per MCF of $5.86, compared to 2012 when 1.2 BCF was produced and sold at an average price of $5.74 per MCF.

        Selling general and administrative expenses ("SG&A") decreased to $9.1 million for 2013 from $9.2 in 2012, a decrease of $44 thousand, or 0.5%. As a percentage of revenues, SG&A increased to 6.8% in 2013 from 6.6% in 2012 due to the decrease in revenues for 2013.

        Interest expense for 2013 decreased to $1.9 million from $2.2 million in 2012, a decrease of $0.3 million, or 14.4%. Interest expense in 2013 included $1.1 million paid in quarterly settlement payments pursuant to our interest rate hedges, compared to $1.3 million paid in 2012. The decrease in interest expense in 2013 resulted from decreased average outstanding debt.

        Income tax expense decreased to $5.0 million for 2013 from $5.7 million in 2012, a decrease of $645 thousand, or 11.4%. The decrease in income tax expense in 2013 compared to 2012 was primarily due to the decrease in our income before taxes. Our effective income tax rate for 2013 decreased to 25.4% compared to our 2012 rate of 25.7%.

        Net income decreased by $1.6 million, or 9.9%, to $14.8 million ($2.66 per share diluted), compared to net income of $16.4 million ($2.87 per share diluted) in 2012.

2012 vs. 2011

        Revenues for 2012 decreased to $138.5 million from $142.6 million in 2011, a decrease of $4.1 million, or 2.8%. Revenues from our Lime and Limestone Operations for 2012 increased $1.7 million, or 1.3%, to $131.4 million from $129.7 million in 2011. The increase in revenues from our Lime and Limestone Operations was primarily due to increased prices realized for our lime and limestone products in 2012, compared to 2011, partially offset by decreased sales volumes of lime and limestone products principally due to decreased demand from our steel and oil and gas services customers.

        Revenues from our Natural Gas Interests for 2012 decreased $5.8 million, or 44.7%, to $7.1 million from $12.9 million in 2011. The decrease in revenues from our Natural Gas Interests resulted from decreased average prices received per MCF, principally as a result of decreased prices for both natural gas and liquids contained in our natural gas, and the normal declines in production rates on existing wells. Natural Gas Interests revenues for 2011 also included $487 thousand from the final favorable resolution of certain royalty ownership issues on unitized natural gas wells.

        Our gross profit decreased to $33.4 million for 2012 from $41.3 million for 2011, a decrease of $7.9 million, or 19.1%. Gross profit from our Lime and Limestone Operations for 2012 was $29.5 million, compared to $32.1 million in 2011, a decrease of $2.6 million, or 8.2%. The decrease in gross profit in 2012 compared to 2011 resulted primarily from contractor stripping costs of $2.6 million incurred principally in the second and third quarters 2012, compared to no such contractor stripping costs in 2011.

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

        SG&A increased to $9.2 million for 2012 from $8.8 million in 2011, an increase of $347 thousand, or 3.9%. As a percentage of revenues, SG&A increased to 6.6% in 2012 from 6.2% in 2011. The increase in SG&A in 2012 was primarily attributable to increased non-cash stock-based compensation costs, which increased $204 thousand, or 29.6%, compared to 2011, due to increases in the price per share of the Company's common stock on the most recent grant dates, compared to the prices per share on previous grant dates.

        Interest expense in 2012 decreased to $2.2 million from $2.5 million in 2011, a decrease of $332 thousand, or 13.3%. Interest expense in 2012 and 2011 included $1.3 million and $1.6 million, respectively, paid in aggregate quarterly settlement payments pursuant to our interest rate hedges. The decrease in interest expense in 2012 resulted from decreased average outstanding debt.

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

FINANCIAL CONDITION.

        Capital Requirements.    We require capital primarily for seasonal working capital needs, normal recurring capital and re-equipping projects, modernization and expansion and development projects, drilling, completion and working over of natural gas wells and acquisitions. Our capital needs are met principally from cash on hand, cash flows from operations and our $30 million revolving credit facility.

        We expect to spend approximately $7.0 million to $9.0 million per year over the next several years in our Lime and Limestone Operations for normal recurring capital and re-equipping projects at our plants and facilities to maintain or improve efficiency, ensure compliance with Environmental Laws, meet customer needs and reduce costs. As of December 31, 2013, we had no material open orders or contractual commitments for our Lime and Limestone Operations and Natural Gas Interests.

        Liquidity and Capital Resources.    Net cash provided by operations was $33.5 million for 2013, compared to $31.7 million in 2012, an increase of $1.8 million, or 5.8%. Our cash provided by operating activities is composed of net income, depreciation, depletion and amortization ("DD&A"), other non-cash items included in net income and changes in working capital. In 2013, cash provided by operating activities was principally composed of $14.8 million net income, $14.5 million DD&A, $1.7 million deferred income taxes, $0.9 million of stock-based compensation and $1.4 million from changes in operating assets and liabilities. The increase in 2013 compared to 2012 was primarily the result of the $0.4 million decrease in inventories in 2013 compared to a $3.4 million increase in 2012, and the $0.6 million increase in accounts payable and accrued expenses in 2013 compared to a $1.1 million decrease in 2012. These increases were partially offset by the $1.6 million decrease in net income in 2013.

        Net cash used in investing activities was $8.7 million for 2013 compared to $8.3 million in 2012, primarily for normal recurring capital and re-equipping projects at our plants and facilities. Net cash used in financing activities primarily consisted of $5.0 million to repay term loans in 2013, compared to $6.25 million in 2012, and $0.2 million to repurchase shares of our common stock in 2013, compared to $40.8 million in 2012. Our cash and cash equivalents at December 31, 2013 increased to $49.5 million from $29.8 million at December 31, 2012.

        Banking Facilities and Other Debt    Our credit agreement includes a ten-year $40 million term loan (the "Term Loan"), a ten-year $20 million multiple draw term loan (the "Draw Term Loan") and a $30 million revolving credit facility (the "Revolving Facility") (collectively, the "Credit Facilities"). At December 31, 2013, we had $660 thousand of letters of credit issued, which count as draws under the

Revolving Facility. Pursuant to a security agreement, dated August 25, 2004, the Credit Facilities are secured by our existing and hereafter acquired tangible assets, intangible assets and real property. Under the Credit Facilities, we may pay dividends so long as it remains in compliance with the provisions of the Facilities, and may purchase, redeem or otherwise acquire shares of its common stock so long as its pro forma Cash Flow Leverage Ratio is less than 3.00 to 1.00 and no default or event of default exists or would exist after giving effect to such stock repurchase.

        The Term Loan requires quarterly principal payments of $833, with a final principal payment of $10.0 million due on December 31, 2015. The Draw Term Loan requires quarterly principal payments of $417, with a final principal payment of $6.7 million due on December 31, 2015. The Revolving Facility matures on June 1, 2015. The maturity of the Term Loan, the Draw Term Loan and the Revolving Facility can be accelerated if any event of default, as defined under the Credit Facilities, occurs.

        The Revolving Facility commitment fee ranges from 0.250% to 0.400%. In addition, the Credit Facilities bear interest, at our option, at either LIBOR plus a margin of 1.750% to 2.750%, or the Lender's Prime Rate plus a margin of 0.000% to plus 1.000%. The Revolving Facility commitment fee and the interest rate margins are determined quarterly in accordance with a pricing grid based upon the Company's Cash Flow Leverage Ratio, defined as the ratio of the Company's total funded senior indebtedness to earnings before interest, taxes, depreciation, depletion and amortization ("EBITDA") for the 12 months ended on the last day of the most recent calendar quarter, plus pro forma EBITDA from any businesses acquired during the period. Our maximum Cash Flow Leverage Ratio is 3.25 to 1.

        We have hedges, with Wells Fargo Bank, N.A as the counterparty, that fix LIBOR through maturity at 4.695%, 4.875% and 5.500% on the outstanding balance of the Term Loan, 75% of the outstanding balance of the Draw Term Loan and 25% of the outstanding balance of the Draw Term Loan, respectively. Based on the current LIBOR margin of 1.750%, since June 1, 2010 our interest rates have been: 6.445% on the outstanding balance of the Term Loan; 6.625% on 75% of the outstanding balance of the Draw Term Loan; and 7.250% on 25% of the outstanding balance of the Draw Term Loan.

        The hedges have been effective as defined under applicable accounting rules. Therefore, changes in fair value of the interest rate hedges are reflected in comprehensive income (loss). We will be exposed to credit losses in the event of non-performance by the counterparty to the hedges. Due to interest rate declines, our mark to market of the interest rate hedges, at December 31, 2013 and December 31, 2012, resulted in liabilities of $1.5 million and $2.6 million, respectively, which are included in accrued expenses ($0.9 and $1.1 million, respectively) and other liabilities ($0.6 million and $1.5 million, respectively) on our Consolidated Balance Sheets. We paid $1.1 and $1.3 million in aggregate quarterly settlement payments pursuant to the hedges in 2013 and 2012, respectively. These payments were included in interest expense in our Consolidated Statements of Income.

        During 2013, we paid $5.0 million of the $26.7 million in total principal amount of debt outstanding as of December 31, 2012, resulting in $21.7 million of total principal amount of debt outstanding as of December 31, 2013, consisting of $13.4 million and $8.3 million outstanding on the Term Loan and Draw Term Loan, respectively. We had $660 thousand of letters of credit issued under the Revolving Facility as of December 31, 2013, but no cash draws.

        Capital Expenditures.    We have made a substantial amount of capital investments over the past several years to modernize our plants and facilities and expand our lime and limestone operations, and to fund the drilling and completion of 40 natural gas wells.

        Investing activities totaled $8.9 and $8.3 million, in 2013 and 2012, respectively. Investments in 2013 and 2012 included approximately $58 and $81 thousand, respectively, for workover costs for our non-operating working interests in natural gas wells.

        Common Stock Buybacks.    The Company spent $0.2, $40.8 and $8.3 million in 2013, 2012 and 2011, respectively, to purchase treasury shares, including $40.6 million in the first quarter 2012 to repurchase 700,000 shares and $8.1 million in the third quarter 2011 to repurchase 200,000 shares in privately negotiated transactions. The 700,000 shares were repurchased for $58.00 per share, a 2.2% discount from the most recent closing market price of the common stock prior to the transaction. The 200,000 shares were repurchased for $40.65 per share, a discount of 2.0% from the most recent closing market price of the common stock prior to the transaction.

        Contractual Obligations.    The following table sets forth our contractual obligations as of December 31, 2013 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	1 Year	2 - 3 Years	4 - 5 Years	More Than 5 Years
Long-term debt, including current installments	$21,667	5,000	16,667	—	—
Operating leases(1)	$4,319	1,659	2,327	333	—
Limestone mineral leases	$1,881	77	155	154	1,495
Purchase obligations(2)	$448	448	—	—	—
Other liabilities(3)(4)	$1,239	136	294	309	500

Total	$29,554	7,320	19,443	796	1,995

(1)
Represents operating leases for railcars, corporate office space and some equipment that are either non-cancelable or subject to significant penalty upon cancellation.

(2)
These obligations are recorded on the Consolidated Balance Sheet at December 31, 2013.

(3)
Does not include $10 unfunded projected benefit obligation for a defined benefit pension plan. Future required contributions, if any, are subject to actuarial assumptions and future earnings on plan assets. We currently have no plans to make a contribution to the plan in 2014. See Note 6 of Notes to Consolidated Financial Statements.

(4)
Does not include $1.5 million mark-to-market liability for our interest rate hedges.

        As of December 31, 2013, we had $660 thousand of letters of credit outstanding and no other draws on our $30 million Revolving Facility. We believe that cash on hand and cash generated from operations will be sufficient to meet our operating needs, ongoing capital needs, including the capital for possible modernization and development projects, debt service needs and liquidity needs and pay cash dividends for the near future.

        Off-Balance Sheet Arrangements.    We do not utilize off-balance sheet financing arrangements; however, we lease railcars, corporate office space and some equipment used in our operations under operating lease agreements that are either non-cancelable or subject to significant penalty upon cancellation, and have various limestone mineral leases. As of December 31, 2013, the total future lease payments under our various operating and mineral leases totaled $4.3 million and $1.9 million, respectively, and are due in payments as summarized in the table above.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

INTEREST RATE RISK.

        We are exposed to changes in interest rates, primarily as a result of floating interest rates on our Term Loan, Draw Term Loan and Revolving Facility. As of December 31, 2013, we had $21.7 million of indebtedness outstanding under floating rate debt. We have entered into interest rate swap agreements to swap floating rates for fixed rates at 4.695%, plus the applicable LIBOR margin, through maturity on the Term Loan balance of $13.4 million, and 4.875% and 5.500% on $6.2 million and $2.1 million, respectively, plus the applicable LIBOR margin, through maturity on the Draw Term Loan balance. There was no outstanding balance on the Revolving Facility subject to interest rate risk at December 31, 2013. Any future borrowings under the Revolving Facility would be subject to interest rate risk. See Note 3 of Notes to Consolidated Financial Statements.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
United States Lime & Minerals, Inc. and Subsidiaries

        We have audited the accompanying consolidated balance sheets of United States Lime & Minerals, Inc. and Subsidiaries (the "Company") as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United States Lime & Minerals, Inc. and Subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 7, 2014 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP
Dallas, Texas March 7, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
United States Lime & Minerals, Inc. and Subsidiaries

        We have audited the internal control over financial reporting of United States Lime & Minerals, Inc. and Subsidiaries (the "Company") as of December 31, 2013, based on criteria established in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control—Integrated Framework issued by COSO.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2013, and our report dated March 7, 2014 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP
Dallas, Texas March 7, 2014

United States Lime & Minerals, Inc.

Consolidated Balance Sheets

(dollars in thousands, except per share amounts)

	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$49,475	$29,787
Trade receivables, net	14,097	14,552
Inventories	13,688	14,127
Prepaid expenses and other current assets	1,584	1,493

Total current assets	78,844	59,959
Property, plant and equipment:
Mineral reserves and land	18,272	18,085
Proved natural gas properties, successful-efforts method	18,359	18,301
Buildings and building and leasehold improvements	4,052	3,845
Machinery and equipment	206,303	199,994
Furniture and fixtures	919	831
Automotive equipment	1,809	1,619

	249,714	242,675
Less accumulated depreciation and depletion	(141,227)	(128,633)

Property, plant and equipment, net	108,487	114,042
Other assets, net	195	245

Total assets	$187,526	$174,246

LIABILITES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current installments of debt	$5,000	$5,000
Accounts payable	5,812	4,171
Accrued expenses	3,536	4,169

Total current liabilities	14,348	13,340
Debt, excluding current installments	16,667	21,667
Deferred tax liabilities, net	17,799	15,654
Other liabilities	1,907	3,230

Total liabilities	50,721	53,891
Commitments and contingencies
Stockholders' equity:
Preferred stock, $5.00 par value; authorized 500,000 shares; none issued or outstanding	—	—
Common stock, $0.10 par value; authorized 15,000,000 shares; 6,499,403 and 6,477,716 shares issued at December 31, 2013 and 2012, respectively	650	648
Additional paid-in capital	19,319	18,353
Accumulated other comprehensive loss	(1,498)	(2,392)
Retained earnings	168,133	153,333
Less treasury stock at cost, 924,271 and 919,708 shares at December 31, 2013 and 2012, respectively	(49,799)	(49,587)

Total stockholders' equity	136,805	120,355

Total liabilities and stockholders' equity	$187,526	$174,246

The accompanying notes are an integral part of these consolidated financial statements.

United States Lime & Minerals, Inc.

Consolidated Statements of Income

(dollars in thousands, except per share amounts)

	Years Ended December 31,
	2013	2012	2011
Revenues
Lime and limestone operations	$128,003	$131,404	$129,704
Natural gas interests	5,762	7,121	12,878

	133,765	138,525	142,582
Cost of revenues:
Labor and other operating expenses Lime and limestone operations	86,754	88,346	85,367
Natural gas interests	1,920	1,891	2,269
Depreciation, depletion and amortization	14,291	14,850	13,597

	102,965	105,087	101,233

Gross profit	30,800	33,438	41,349
Selling, general and administrative expenses, including depreciation and amortization expense of $207, $194 and $184 in 2013, 2012 and 2011, respectively	9,149	9,193	8,846

Operating profit	21,651	24,245	32,503
Other expense (income):
Interest expense	1,852	2,163	2,495
Other, net	(34)	(19)	(136)

	1,818	2,144	2,359

Income before income taxes	19,833	22,101	30,144
Income tax expense	5,033	5,678	7,958

Net income	$14,800	$16,423	$22,186

Net income per share of common stock:
Basic	$2.66	$2.88	$3.50

Diluted	$2.66	$2.87	$3.49

The accompanying notes are an integral part of these consolidated financial statements.

United States Lime & Minerals, Inc.

Consolidated Statements of Comprehensive Income

(dollars in thousands)

	Years Ended December 31,
	2013	2012	2011
Net income	$14,800	$16,423	$22,186
Other comprehensive income
Mark to market of interest rate hedges, net of tax expense of $398, $312 and $89 for 2013, 2012 and 2011, respectively	697	545	157
Minimum pension liability adjustments, net of tax expense (benefit) of $112, $36 and ($85), for 2013, 2012 and 2011, respectively	197	64	(149)

Total other comprehensive income	894	609	8

Comprehensive income	$15,694	$17,032	$22,194

The accompanying notes are an integral part of these consolidated financial statements.

United States Lime & Minerals, Inc.

Consolidated Statements of Stockholders' Equity

(dollars in thousands)

Years Ended December 31, 2013, 2012 and 2011

	Common Stock
				Accumulated Other Comprehensive (Loss) Income
	Shares Outstanding	Amount	Additional Paid-In Capital		Retained Earnings	Treasury Stock	Total
Balances at December 31, 2010	6,410,400	$642	$16,354	$(3,009)	$114,724	$(417)	$128,294
Stock options exercised	11,244	1	(1)	—	—	—	—
Stock-based compensation	18,050	2	846	—	—	—	848
Treasury shares purchased	(204,255)	—	—	—	—	(8,323)	(8,323)
Net income	—	—	—	—	22,186	—	22,186
Minimum pension liability adjustment, net of $85 tax benefit	—	—	—	(149)	—	—	(149)
Mark to market of interest rate hedges, net of $89 tax expense	—	—	—	157	—	—	157

Comprehensive income	—	—	—	8	22,186	—	22,194

Balances at December 31, 2011	6,235,439	645	17,199	(3,001)	136,910	(8,740)	143,013
Stock options exercised	10,000	1	74	—	—	—	75
Stock-based compensation	16,998	2	1,080	—	—	—	1,082
Treasury shares purchased	(704,429)	—	—	—	—	(40,847)	(40,847)
Net income	—	—	—	—	16,423	—	16,423
Minimum pension liability adjustment, net of $36 tax expense	—	—	—	64	—	—	64
Mark to market of interest rate hedges, net of $312 tax expense	—	—	—	545	—	—	545

Comprehensive income	—	—	—	609	16,423	—	17,032

Balances at December 31, 2012	5,558,008	648	18,353	(2,392)	153,333	(49,587)	120,355
Stock options exercised	5,262	1	33	—	—	—	34
Stock-based compensation	16,425	1	933	—	—	—	934
Treasury shares purchased	(4,563)	—	—	—	—	(212)	(212)
Net income	—	—	—	—	14,800	—	14,800
Minimum pension liability adjustment, net of $112 tax expense	—	—	—	197	—	—	197
Mark to market of interest rate hedges, net of $398 tax expense	—	—	—	697	—	—	697

Comprehensive income	—	—	—	894	14,800	—	15,694

Balances at December 31, 2013	5,575,132	$650	$19,319	$(1,498)	$168,133	$(49,799)	$136,805

The accompanying notes are an integral part of these consolidated financial statements.

United States Lime & Minerals, Inc.

Consolidated Statements of Cash Flows

(dollars in thousands)

	Years Ended December 31,
	2013	2012	2011
OPERATING ACTIVITIES:
Net income	$14,800	$16,423	$22,186
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	14,498	15,044	13,781
Amortization of deferred financing costs	46	46	45
Deferred income taxes	1,793	2,131	3,654
Loss on sale of property, plant and equipment	86	145	96
Stock-based compensation	934	1,082	848
Changes in operating assets and liabilities:
Trade receivables, net	455	1,043	(1,756)
Inventories	439	(3,363)	(164)
Prepaid expenses and other current assets	(249)	392	18
Other assets	4	4	5
Accounts payable and accrued expenses	637	(1,086)	(294)
Other liabilities	89	(174)	88

Net cash provided by operating activities	33,532	31,687	38,507
INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(8,921)	(8,292)	(9,413)
Proceeds from sale of property, plant and equipment	255	42	128

Net cash used in investing activities	(8,666)	(8,250)	(9,285)
FINANCING ACTIVITIES:
Repayments of term loans	(5,000)	(6,250)	(3,750)
Proceeds from exercise of stock options	34	75	—
Purchase of treasury shares	(212)	(40,847)	(8,323)

Net cash used in financing activities	(5,178)	(47,022)	(12,073)

Net increase (decrease) in cash and cash equivalents	19,688	(23,585)	17,149
Cash and cash equivalents at beginning of year	29,787	53,372	36,223

Cash and cash equivalents at end of year	$49,475	$29,787	$53,372

The accompanying notes are an integral part of these consolidated financial statements.

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

Years Ended December 31, 2013, 2012 and 2011

(1) Summary of Significant Accounting Policies

(a)
Organization

United States Lime & Minerals, Inc. (the "Company") is a manufacturer of lime and limestone products, supplying primarily the construction (including highway, road and building contractors), metals (including steel producers), environmental (including municipal sanitation and water treatment facilities and flue gas treatment), oil and gas services, industrial (including paper and glass manufacturers), roof shingle and agriculture (including poultry and cattle feed producers) industries. The Company is headquartered in Dallas, Texas and operates lime and limestone plants and distribution facilities in Arkansas, Colorado, Louisiana, Oklahoma and Texas through its wholly owned subsidiaries, Arkansas Lime Company, Colorado Lime Company, Texas Lime Company, U.S. Lime Company, U.S. Lime Company—Shreveport, U.S. Lime Company—St. Clair and U.S. Lime Company—Transportation. In addition, the Company, through its wholly owned subsidiary, U.S. Lime Company—O & G, LLC, has royalty and non-operating working interests in natural gas wells located in Johnson County, Texas, in the Barnett Shale Formation.

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

	Years Ended December 31,
	2013	2012	2011
Cash paid during the year for:
Interest	$1,746	$2,069	$2,395

Income taxes	$3,750	$3,000	$4,529

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except share and per share amounts)

Years Ended December 31, 2013, 2012 and 2011

(1) Summary of Significant Accounting Policies (Continued)

(e)
Revenue Recognition

The Company recognizes revenue for its lime and limestone operations in accordance with the terms of its purchase orders, contracts or purchase agreements, which are generally upon shipment, and when payment is considered probable. Revenues include external freight billed to customers with related costs in cost of revenues. The Company's returns and allowances are minimal. External freight billed to customers included in revenues was $25,536, $26,675 and $26,470 for 2013, 2012 and 2011, respectively, which approximates the amount of external freight billed to customers included in cost of revenues. Sales taxes billed to customers are not included in revenues. For its natural gas interests, the Company recognizes revenue in the month of production and delivery.

(f)
Fair Values of Financial Instruments

Fair value is defined as "the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date." The Company uses a three-tier fair value hierarchy, which classifies the inputs used in measuring fair values, in determining the fair value of its financial assets and liabilities. These tiers include: Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets; Level 2, defined as observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. Specific inputs used to value the Company's interest rate swap liabilities included quoted 3 month LIBOR rates for the remaining life of the interest rate swaps. There were no changes in the methods and assumptions used in measuring fair value during the period.

The carrying values of cash and cash equivalents, trade receivables, other current assets, accounts payable and accrued expenses approximate fair value due to the short maturity of these instruments. See Note 3 for debt fair values, which also approximate carrying values. The Company's interest rate hedges are carried at fair value at December 31, 2013 and 2012. See Notes 1(p), 3 and 4. Financial liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements as of December 31,
			Significant Other Observable Inputs (Level 2)
	2013	2012	2013	2012	Valuation Technique
Interest rate swap liabilities	$(1,533)	$(2,629)	$(1,533)	$(2,629)	Cash flows approach

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except share and per share amounts)

Years Ended December 31, 2013, 2012 and 2011

(1) Summary of Significant Accounting Policies (Continued)

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

The majority of the Company's trade receivables are unsecured. Payment terms for all trade receivables are based on the underlying purchase orders, contracts or purchase agreements. Credit losses relating to trade receivables have generally been within management expectations and historical trends. Uncollected trade receivables are charged-off when identified by management to be unrecoverable. Trade receivables are presented net of the related allowance for doubtful accounts, which totaled $238 and $525 at December 31, 2013 and 2012, respectively. Additions and write-offs to the Company's allowance for doubtful accounts during the years ended December 31 are as follows:

	2013	2012
Beginning balance	$525	$429
Additions	69	105
Write-offs	(356)	(9)

Ending balance	$238	$525

(h)
Inventories

Inventories are valued principally at the lower of cost, determined using the average cost method, or market. Costs for raw materials and finished goods include materials, labor and production overhead. A summary of inventories is as follows:

	December 31,
	2013	2012
Lime and limestone inventories:
Raw materials	$6,203	$6,718
Finished goods	2,284	2,328

	$8,487	$9,046
Service parts inventories	5,201	5,081

	$13,688	$14,127

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except share and per share amounts)

Years Ended December 31, 2013, 2012 and 2011

(1) Summary of Significant Accounting Policies (Continued)

(i)
Property, Plant and Equipment

For major constructed assets, the capitalized cost includes the price paid by the Company for labor and materials plus interest and internal and external project management costs that are directly related to the constructed assets. Machinery and equipment at December 31, 2013 and 2012 included $2,901 and $1,453, respectively, of construction in progress for various capital projects. No interest costs were capitalized for the years ended December 31, 2013 and 2012. Depreciation of property, plant and equipment is being provided for by the straight-line method over estimated useful lives as follows:

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

The Company reviews its long-lived assets for impairment and, when events or circumstances indicate the carrying amount of an asset may not be recoverable, the Company determines if impairment of value exists. If the estimated undiscounted future net cash flows are less than the carrying amount of the asset, an impairment exists, and an impairment loss must be calculated and recorded. If an impairment exists, the impairment loss is calculated based on the excess of the carrying amount of the asset over the asset's fair value. Any impairment loss is treated as a permanent reduction in the carrying value of the asset. Through December 31, 2013, no events or circumstances arose that would require the Company to record a provision for impairment of its long-lived assets.

(j)
Successful-Efforts Method Used for Natural Gas Interests

The Company uses the successful-efforts method to account for oil and gas exploration and development expenditures. Under this method, drilling, completion and workover costs for successful exploratory wells and all development well costs are capitalized and depleted using the

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except share and per share amounts)

Years Ended December 31, 2013, 2012 and 2011

(1) Summary of Significant Accounting Policies (Continued)

  units-of-production method. Costs to drill exploratory wells that do not find proved reserves are expensed.

(k)
Asset Retirement Obligations

The Company recognizes legal obligations for reclamation and remediation associated with the retirement of long-lived assets at their fair value at the time the obligations are incurred ("AROs"). Over time, the liability for AROs is recorded at its present value each period through accretion expense, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, the Company either settles the AROs for the recorded amount or recognizes a gain or loss. As of December 31, 2013 and 2012, the Company's AROs included in other liabilities and accrued expenses were $1,320 and $1,397, respectively. Only $358 of assets associated with the Company's AROs are not fully depreciated as of December 31, 2013. During 2013 and 2012, the Company spent $138 and $193 and recognized accretion expense of $61 and $51, respectively, on its AROs.

The AROs were estimated based on studies and the Company's process knowledge and estimates, and are discounted using an appropriate interest rate. The AROs are adjusted when further information warrants an adjustment. The Company estimates annual expenditures of approximately $100 to $200 each in years 2014 through 2018 relating to its AROs.

(l)
Other Assets

Other assets consist of the following:

	December 31,
	2013	2012
Deferred financing costs	$90	$136
Other	105	109

	$195	$245

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

The Company incurred capital expenditures related to environmental matters of approximately $395 in 2013, $428 in 2012 and $407 in 2011.

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except share and per share amounts)

Years Ended December 31, 2013, 2012 and 2011

(1) Summary of Significant Accounting Policies (Continued)

(n)
Income Per Share of Common Stock

The following table sets forth the computation of basic and diluted income per common share:

	Years Ended December 31,
	2013	2012	2011
Net income for basic and diluted income per common share	$14,800	$16,423	$22,186

Weighted-average shares for basic income per common share	5,561,429	5,705,475	6,343,992
Effect of dilutive securities:
Employee and director stock options(1)	9,850	10,286	18,449

Adjusted weighted-average shares and assumed exercises for diluted income per common share	5,571,279	5,715,761	6,362,441

Basic net income per common share	$2.66	$2.88	$3.50

Diluted net income per common share	$2.66	$2.87	$3.49

(1)
Excludes 15,000, 17,400 and 7,500 stock options in 2013, 2012 and 2011, respectively, as antidilutive because the exercise price exceeded the average per share market price for the periods presented.
(o)
Stock-Based Compensation

The Company expenses all stock-based payments to employees and directors, including grants of stock options and restricted stock, in the Company's Consolidated Statements of Income based on their fair values. Compensation cost is recognized ratably over the vesting period.

(p)
Derivative Instruments and Hedging Activities

Every derivative instrument (including certain derivative instruments embedded in other contracts) is recorded on the Company's Consolidated Balance Sheets as either an asset or liability measured at its fair value. Changes in the derivative's fair value are recognized currently in earnings unless specific hedge accounting criteria are met. The Company estimates fair value utilizing the cash flows valuation technique. The fair values of derivative contracts that expire in less than one year are recognized as current assets or liabilities. Those that expire in more than one year are recognized as long-term assets or liabilities. Derivative financial instruments that are not accounted for as hedges are adjusted to fair value through earnings. If the derivative is designated as a cash flow hedge, changes in fair value are recognized in comprehensive income (loss) until the hedged item is recognized in earnings. See Notes 1(f), 3 and 4.

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except share and per share amounts)

Years Ended December 31, 2013, 2012 and 2011

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

(r)
Comprehensive Income (Loss)

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain changes in assets and liabilities, such as mark-to-market gains or losses of interest rate hedges, are reported as a separate component of the stockholders' equity section of the balance sheet. Such items, along with net income, are components of comprehensive income (loss). See Notes 1(p), 3, 4 and 6.

(2) New Accounting Pronouncements

        None

(3) Banking Facilities and Debt

        The Company's credit agreement includes a ten-year $40 million term loan (the "Term Loan"), a ten-year $20 million multiple draw term loan (the "Draw Term Loan") and a $30 million revolving credit facility (the "Revolving Facility") (collectively, the "Credit Facilities"). At December 31, 2013, the Company had $660 thousand of letters of credit issued, which count as draws under the Revolving Facility. Pursuant to a security agreement, dated August 25, 2004, the Credit Facilities are secured by the Company's existing and hereafter acquired tangible assets, intangible assets and real property. Under the Credit Facilities, the Company may pay dividends so long as it remains in compliance with the provisions of the Facilities, and may purchase, redeem or otherwise acquire shares of its common stock so long as its pro forma Cash Flow Leverage Ratio is less than 3.00 to 1.00 and no default or event of default exists or would exist after giving effect to such stock repurchase.

        The Term Loan requires quarterly principal payments of $833, with a final principal payment of $10.0 million due on December 31, 2015. The Draw Term Loan requires quarterly principal payments of $417, with a final principal payment of $6.7 million due on December 31, 2015. The Revolving Facility matures on June 1, 2015. The maturity of the Term Loan, the Draw Term Loan and the Revolving Facility can be accelerated if any event of default, as defined under the Credit Facilities, occurs.

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except share and per share amounts)

Years Ended December 31, 2013, 2012 and 2011

(3) Banking Facilities and Debt (Continued)

        The Revolving Facility commitment fee ranges from 0.250% to 0.400%. In addition, the Credit Facilities bear interest, at the Company's option, at either LIBOR plus a margin of 1.750% to 2.750%, or the Lender's Prime Rate plus a margin of 0.000% to plus 1.000%. The Revolving Facility commitment fee and the interest rate margins are determined quarterly in accordance with a pricing grid based upon the Company's Cash Flow Leverage Ratio, defined as the ratio of the Company's total funded senior indebtedness to earnings before interest, taxes, depreciation, depletion and amortization ("EBITDA") for the 12 months ended on the last day of the most recent calendar quarter, plus pro forma EBITDA from any businesses acquired during the period. The Company's maximum Cash Flow Leverage Ratio is 3.25 to 1.

        The Company has hedges, with Wells Fargo Bank, N.A as the counterparty to the hedges, that fix LIBOR through maturity at 4.695%, 4.875% and 5.500% on the outstanding balance of the Term Loan, 75% of the outstanding balance of the Draw Term Loan and 25% of the outstanding balance of the Draw Term Loan, respectively. Based on the current LIBOR margin of 1.750%, since June 1, 2010 the Company's interest rates have been: 6.445% on the outstanding balance of the Term Loan; 6.625% on 75% of the outstanding balance of the Draw Term Loan; and 7.250% on 25% of the outstanding balance of the Draw Term Loan.

        The hedges have been effective as defined under applicable accounting rules. Therefore, changes in fair value of the interest rate hedges are reflected in comprehensive income (loss). The Company will be exposed to credit losses in the event of non-performance by the counterparty to the hedges. Due to interest rate declines, the Company's mark to market of its interest rate hedges, at December 31, 2013 and December 31, 2012, resulted in liabilities of $1.5 and $2.6 million, respectively, which are included in accrued expenses ($0.9 and $1.1 million, respectively) and other liabilities ($0.6 and $1.5 million, respectively) on the Company's Consolidated Balance Sheets. The Company paid $1.1 and $1.3 million in aggregate quarterly settlement payments pursuant to the hedges in 2013 and 2012, respectively. These payments were included in interest expense in the Company's Consolidated Statements of Income.

        A summary of outstanding debt at the dates indicated is as follows:

	December 31, 2013	December 31, 2012
Term Loan	$13,334	$16,667
Draw Term Loan	8,333	10,000
Revolving Facility(1)	—	—

Subtotal	21,667	26,667
Less current installments	5,000	5,000

Debt, excluding current installments	$16,667	$21,667

(1)
The Company had letters of credit totaling $660 issued under the Revolving Facility at December 31, 2013.

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except share and per share amounts)

Years Ended December 31, 2013, 2012 and 2011

(3) Banking Facilities and Debt (Continued)

        As the Company's debt bears interest at floating rates, the Company estimates that the carrying values of its debt at December 31, 2013 and 2012 approximate fair value.

        Principal amounts payable on the Company's long-term debt outstanding at December 31, 2013 are as follows:

Total	2014	2015	2016	2017	Thereafter
$21,667	$5,000	$16,667	—	—	—

(4) Accumulated Other Comprehensive Loss

        The components of comprehensive income for the years ended December 31 are as follows:

	2013	2012	2011
Net income	$14,800	$16,423	$22,186
Minimum pension liability adjustments	309	100	(234)
Reclassification to interest expense	1,141	1,320	1,587
Deferred income tax expense	(510)	(348)	(4)
Mark to market of interest rate hedges	(46)	(463)	(1,341)

Comprehensive income	$15,694	$17,032	$22,194

        Amounts reclassified to interest expense were for payments made by the Company pursuant to the Company's interest rate hedges.

        Accumulated other comprehensive loss consisted of the following:

	December 31, 2013	December 31, 2012
Mark to market of interest rate hedges, net of tax benefit	$(977)	$(1,674)
Minimum pension liability adjustments, net of tax benefit	(521)	(718)

Accumulated other comprehensive loss	$(1,498)	$(2,392)

(5) Income Taxes

        Income tax expense for the years ended December 31 is as follows:

	2013	2012	2011
Current income tax expense	$3,240	$3,547	$4,398
Deferred income tax expense	1,793	2,131	3,560

Income tax expense	$5,033	$5,678	$7,958

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except share and per share amounts)

Years Ended December 31, 2013, 2012 and 2011

(5) Income Taxes (Continued)

        A reconciliation of income taxes computed at the federal statutory rate to income tax expense for the years ended December 31 is as follows:

	2013		2012		2011
	Amount	Percent of Pretax Income	Amount	Percent of Pretax Income	Amount	Percent of Pretax Income
Income taxes computed at the federal statutory rate	$6,942	35.0%	$7,735	35.0%	$10,550	35.0%
(Reduction) increase in taxes resulting from:
Statutory depletion in excess of cost depletion	(1,965)	(9.9)	(2,048)	(9.3)	(2,366)	(7.9)
Manufacturing deduction	(299)	(1.5)	(335)	(1.5)	(308)	(1.0)
State income taxes, net of federal income tax benefit	132	0.7	331	1.5	24	0.1
Other	223	1.1	(5)	(0.0)	58	0.2

Income tax expense	$5,033	25.4%	$5,678	25.7%	$7,958	26.4%

        Generally, US GAAP requires deferred tax assets to be reduced by a valuation allowance if, based on the weight of available evidence, it is "more likely than not" that some portion or all of the deferred tax assets will not be realized. US GAAP requires an assessment of all available evidence, both positive and negative, to determine the amount of any required valuation allowance.

        Components of the Company's deferred tax liabilities and assets are as follows:

	December 31, 2013	December 31, 2012
Deferred tax liabilities
Lime and limestone property, plant and equipment	$20,614	$19,306
Natural gas interests drilling costs and equipment	3,680	3,952
Other	344	344

	24,638	23,602
Deferred tax assets
Alternative minimum tax credit carry forwards	5,866	6,489
Minimum pension liability	299	412
Fair value liability of interest rate hedges	557	956
Other	635	769

	7,357	8,626

Net deferred tax liabilities	$17,281	$14,976

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except share and per share amounts)

Years Ended December 31, 2013, 2012 and 2011

(5) Income Taxes (Continued)

        Current income taxes are classified on the Company's Consolidated Balance Sheets as follows:

Accrued expenses	$0	$307
Prepaid expenses and other current assets	$203	$0

        Deferred income taxes are classified on the Company's Consolidated Balance Sheets as follows:

Prepaid expenses and other current assets	$518	$678
Deferred tax liabilities, net	$17,799	$15,654

        The Company had no federal net operating loss carry forwards at December 31, 2013. At December 31, 2013, the Company had determined that, because of its recent income history and expectations of income in the future, its deferred tax assets were fully realizable. The Company's federal income tax returns for the year ended December 31, 2010 and subsequent years remain subject to examination. The Company's income tax returns in certain state income tax jurisdictions remain subject to examination for various periods for the year ended December 31, 2010 and subsequent years. The Company treats interest and penalties on income tax liabilities as income taxes.

(6) Employee Retirement Plans

        The Company has a noncontributory defined benefit pension plan (the "Corson Plan") that covers substantially all union employees previously employed by its wholly owned subsidiary, Corson Lime Company. In 1997, the Company sold substantially all of the assets of Corson Lime Company, and all benefits for participants in the Corson Plan were frozen. During 1997 and 1998, the Company made contributions to the Corson Plan that were intended to fully fund the benefits earned by the participants. The unfunded projected benefit obligation is $10 and $290 at December 31, 2013 and 2012, respectively. The Company recorded comprehensive income of $197, net of $112 tax expense, $64, net of $36 tax expense and a comprehensive loss of $149, net of $85 tax benefit, for the years ended December 31, 2013, 2012 and 2011, respectively. The Company made contributions of $0, $151 and $18 to the Corson Plan in 2013, 2012 and 2011, respectively. The Company does not expect to make a contribution in 2014.

        In consultation with the investment advisor for the Corson Plan, the administrative committee, consisting of management employees appointed by the Company's Board of Directors, establishes the investment objectives for the Plan's assets. The Plan's assets are invested using a total return investment approach, whereby a mix of equity securities, debt securities, other investments and cash and cash equivalents are used to preserve asset values, diversify risk and achieve the target investment return benchmark. Investment strategies and asset allocations are based on careful consideration of Plan liabilities and the Plan's funded status and financial condition. Investment performance and asset allocation are measured and monitored on an ongoing basis.

        The Corson Plan's assets are managed in a balanced portfolio composed of two major components: an equity portion and a fixed income portion. The expected role of equity investments is to maximize the long-term real growth of the Plan's assets, while the role of fixed income investments is to generate

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except share and per share amounts)

Years Ended December 31, 2013, 2012 and 2011

(6) Employee Retirement Plans (Continued)

current income, provide for more stable periodic returns and provide some protection against a prolonged decline in the market value of equity investments.

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

	2013	2012
Pooled equity funds	55.1%	28.9%
Pooled fixed income funds	36.7	58.2
Other investments	7.6	5.9
Cash and cash equivalents	0.6	7.0

	100.0%	100.0%

        The fair values of the Corson Plan assets at December 31 by asset category are as follows:

	2013	2012
Pooled equity funds	$1,092	$547
Pooled fixed income funds	728	1,101
Other investments	150	112
Cash and cash equivalents	11	132

	$1,981	$1,892

        All fair values of the Corson Plan assets are determined by quoted prices on active markets for identical assets (Level 1).

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except share and per share amounts)

Years Ended December 31, 2013, 2012 and 2011

(6) Employee Retirement Plans (Continued)

        The following table sets forth the funded status at December 31 of the Corson Plan accrued pension benefit obligation:

	2013	2012
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$2,182	$2,151
Interest cost	77	89
Actuarial (gain) loss on plan assets	(159)	54
Benefits paid	(109)	(112)

Projected benefit obligation at end of year	$1,991	$2,182

Change in plan assets:
Fair value of plan assets at beginning of year	$1,892	$1,664
Employer contribution	—	151
Actual gain on plan assets	198	189
Benefits	(109)	(112)

Fair value of plan assets at end of year	$1,981	$1,892

Underfunded status	$(10)	$(290)

Accumulated benefit obligation	$1,991	$2,182

        The net liability recognized for the Corson Plan on the Company's Consolidated Balance Sheets at December 31 consists of the following:

	2013	2012
Accrued benefit cost	$10	$290

        The weighted-average assumptions used in the measurement of the Corson Plan benefit obligation at December 31 are as follows:

	2013	2012
Discount rate	4.50%	3.64%
Expected long-term return on plan assets	7.00%	7.00%

        The following table provides the components of the Corson Plan net periodic benefit cost:

	Years Ended December 31,
	2013	2012	2011
Interest cost	$77	$89	$104
Expected return on plan assets	(128)	(119)	(137)
Amortization of net actuarial loss	80	84	71

Net periodic benefit cost	$29	$54	$38

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except share and per share amounts)

Years Ended December 31, 2013, 2012 and 2011

(6) Employee Retirement Plans (Continued)

        The Company expects benefit payments of $122 in 2014, $128 in 2015, $127 in 2016, $128 in 2017, $133 in 2018 and $718 for years 2019-2023.

        The Company has contributory retirement (401(k)) savings plans for non-union employees and for union employees of Arkansas Lime Company and Texas Lime Company. Company contributions to these plans were $156, $161 and $147 in 2013, 2012 and 2011, respectively.

(7) Stock-Based Compensation

        The Company has implemented the Amended and Restated 2001 Long-Term Incentive Plan (the "2001 Plan"). The 2001 Plan provides for stock options, restricted stock and dollar-denominated cash awards, including performance-based awards. In addition to stock options, restricted stock and cash awards, the 2001 Plan provides for the grant of stock appreciation rights, deferred stock and other stock-based awards to directors, officers, employees and consultants.

        The number of shares of common stock that may be subject to outstanding awards granted under the 2001 Plan (determined immediately after the grant of any award) may not exceed 650,000 from the inception of the 2001 Plan. In addition, no individual may receive awards in any one calendar year of more than 100,000 shares of common stock. Stock options granted under the 2001 Plan expire ten years from the date of grant and generally become exercisable, or vest, over periods of zero to three years from the grant date. Restricted stock generally vests over periods of one-half to five years. Upon the exercise of stock options, the Company issues common stock from its non-issued authorized or treasury shares that have been reserved for issuance pursuant to the 2001 Plan. At December 31, 2013, the number of shares of common stock remaining available for future grants of stock options, restricted stock or other forms of stock-based compensation under the 2001 Plan was 87,202.

        The Company recorded $934, $1,082 and $848 for stock-based compensation expense related to stock options and shares of restricted stock for 2013, 2012 and 2011, respectively. The amounts included in cost of revenues were $174, $188 and $158, and in selling, general and administrative expense were $760, $894 and $690, for 2013, 2012 and 2011, respectively.

        A summary of the Company's stock option and restricted stock activity and related information for the year ended December 31, 2013 and certain other information for the years ended December 31, 2013, 2012 and 2011 are as follows:

	Stock Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Restricted Stock	Weighted- Average Grant-Date Fair Value
Outstanding (stock options); non-vested (restricted stock) at December 31, 2012	55,400	$38.13	$603	22,378	$44.59
Granted	9,900	57.74	34	16,425	55.55
Exercised (stock options); vested (restricted stock)	(10,500)	33.41	(263)	(18,315)	46.46
Forfeited	—	—	—	(208)	52.54

Outstanding (stock options); non-vested (restricted stock) at December 31, 2013	54,800	$42.58	$1,019	20,280	$51.69

Exercisable at December 31, 2013	54,800	$42.58	$1,019	n/a	n/a

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except share and per share amounts)

Years Ended December 31, 2013, 2012 and 2011

(7) Stock-Based Compensation (Continued)

	2013	2012	2011
Weighted-average fair value of stock options granted during the year	$12.47	$9.51	$13.99

Weighted-average remaining contractual life for stock options in years	6.04	6.21	5.64

Total fair value of stock options vested during the year	$123	$94	$133
Total intrinsic value of stock options exercised during the year	$263	$559	$606
Total fair value of restricted stock vested during the year	$811	$988	$715

        There were no non-vested stock options at December 31, 2013, and the weighted-average remaining contractual life of the outstanding and exercisable stock options at such date was 6.04 years. The total compensation cost not yet recognized for restricted stock at December 31, 2013 was $853, which will be recognized over the weighted average of 1.05 years.

        The fair value for the stock options was estimated at the date of grant using a lattice-based option valuation model, with the following weighted-average assumptions for the 2013, 2012 and 2011 grants: risk-free interest rates of 0.34% to 0.77% (weighted average 0.65%) in 2013, 0.36% to 0.51% (weighted average 0.40%) in 2012, and 0.39% to 1.21% (weighted average 0.56%) in 2011; a dividend yield of 0%; and a volatility factor of .304 to .307 (weighted average .306) in 2013, .278 to .288 (weighted average .286) in 2012, and .351 to .411 (weighted average .364) in 2011, based on the monthly per-share closing prices for three years preceding the date of issuance. In addition, the fair value of these options was estimated based on an expected life of three years. The fair value of restricted stock is based on the closing per-share price of the Company's common stock on the date of grant.

(8) Commitments and Contingencies

        The Company leases some of the equipment used in its operations under operating leases. Generally, the leases are for periods varying from one to five years and are renewable at the option of the Company. The Company also has a lease for corporate office space. Total lease and rent expense was $2.0 million each for 2013 and 2012, and $1.3 million for 2011. As of December 31, 2013, future minimum payments under operating leases that were either non-cancelable or subject to significant penalty upon cancellation were $1,659 for 2014, $1,370 for 2015, $957 for 2016, $333 for 2017, and zero thereafter.

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

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except share and per share amounts)

Years Ended December 31, 2013, 2012 and 2011

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

        Operating results and certain other financial data for the years ended December 31, 2013, 2012 and 2011 for the Company's two business segments are as follows:

	2013	2012	2011
Revenues
Lime and limestone operations	$128,003	$131,404	$129,704
Natural gas interests	5,762	7,121	12,878

Total revenues	$133,765	$138,525	$142,582

Depreciation, depletion and amortization
Lime and limestone operations	$13,336	$13,559	$12,195
Natural gas interests	955	1,291	1,402

Total depreciation, depletion and amortization	$14,291	$14,850	$13,597

Gross profit
Lime and limestone operations	$27,913	$29,499	$32,142
Natural gas interests	2,887	3,939	9,207

Total gross profit	$30,800	$33,438	$41,349

Identifiable assets, at year end
Lime and limestone operations	$124,839	$130,059	$133,487
Natural gas interests	10,910	11,943	13,789
Unallocated corporate assets and cash items	51,777	32,244	55,797

Total identifiable assets	$187,526	$174,246	$203,073

Capital expenditures
Lime and limestone operations	$8,863	$8,211	$7,696
Natural gas interests	58	81	1,717

Total capital expenditures	$8,921	$8,292	$9,413

(10) Supplementary Financial Information for Oil and Gas Producing Activities

Results of Operations from Oil and Gas Producing Activities

        The Company's natural gas interests consist of royalty and non-operating working interests in wells drilled on the Company's approximately 3,800 acres of land located in Johnson County, Texas in the Barnett Shale Formation. The Company also has royalty and non-operating working interests in wells drilled from drillsites on the Company's property under a lease covering approximately 538 acres of

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except share and per share amounts)

Years Ended December 31, 2013, 2012 and 2011

(10) Supplementary Financial Information for Oil and Gas Producing Activities (Continued)

land contiguous to the Company's Johnson County, Texas property. The following sets forth certain information with respect to the Company's results of operations and costs incurred for its natural gas interests for the years ended December 31, 2013, 2012 and 2011:

	2013	2012	2011
Results of Operations
Revenues	$5,762	$7,121	$12,878
Production and operating costs	1,920	1,891	2,269
Depreciation and depletion	955	1,291	1,402

Results of operations before income taxes	2,887	3,939	9,207
Income tax expense	736	1,044	2,664

Results of operations (excluding corporate overhead and interest costs)	$2,151	$2,895	$6,543

Costs Incurred
Development costs incurred	$58	$81	$927
Exploration costs	—	—	—
Capitalized asset retirement costs	—	—	$3
Property acquisition costs	—	—	—
Capitalized Costs
Natural gas properties—proved	$18,359	$18,301	$18,220
Less: accumulated depreciation and depletion	8,256	7,294	5,997

Net capitalized costs for natural gas properties	$10,103	$11,007	$12,223

Unaudited Oil and Natural Gas Reserve and Standardized Measure Information

        The independent petroleum engineering firm of DeGolyer and MacNaughton has been retained by the Company to estimate its proved natural gas reserves as of December 31, 2013. No events have occurred since December 31, 2013 that would have a material effect on the estimated proved reserves.

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

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except share and per share amounts)

Years Ended December 31, 2013, 2012 and 2011

(10) Supplementary Financial Information for Oil and Gas Producing Activities (Continued)

        In calculating the future net cash flows for its royalty and non-operating working interests in the table below as of December 31, 2013, 2012 and 2011, the Company utilized 12-month average prices of $3.88, $2.87 and $4.46 per MCF of natural gas and $29.95, $30.27 and $49.58 per BBL of natural gas liquids, respectively.

Unaudited Summary of Changes in Proved Reserves

	Natural Gas (BCF) 2013	Natural Gas Liquids (MMBBLS) 2013	Natural Gas (BCF) 2012	Natural Gas Liquids (MMBBLS) 2012	Natural Gas (BCF) 2011	Natural Gas Liquids (MMBBLS) 2011
Proved reserves—beginning of year	8.3	1.1	10.3	1.5	12.3	1.2
Revisions of previous estimates	—	0.1	(0.8)	(0.3)	(0.8)	0.5
Extensions and discoveries	—	—	—	—	—	—
Production	(0.7)	(0.1)	(1.2)	(0.1)	(1.2)	(0.2)

Proved reserves—end of year	7.6	1.1	8.3	1.1	10.3	1.5

Proved developed reserves—end of year	7.6	1.1	8.3	1.1	10.3	1.5

Unaudited Standardized Measure of Discounted Future Net Cash Flows

	2013	2012	2011
Future estimated gross revenues	$61,873	$57,882	$120,920
Future estimated production and development costs	(24,276)	(23,905)	(32,138)

Future estimated net revenues	37,597	33,977	88,782
Future estimated income tax expense	(10,286)	(9,193)	(25,627)

Future estimated net cash flows	27,311	24,784	63,155
10% annual discount for estimated timing of cash flows	(13,733)	(12,020)	(33,207)

Standardized measure of discounted future estimated net cash flows	$13,578	$12,764	$29,948

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except share and per share amounts)

Years Ended December 31, 2013, 2012 and 2011

(10) Supplementary Financial Information for Oil and Gas Producing Activities (Continued)

Unaudited Changes in Standardized Measure of Discounted Future Net Cash Flows

	2013	2012	2011
Standardized measure—beginning of year	$12,764	$29,948	$26,456
Net change in sales prices and production costs	4,227	(7,067)	2,403
Sales of natural gas produced, net of production costs	(4,046)	(5,230)	(7,805)
Net change due to changes in quantity estimates	430	(5,863)	4,086
Previously estimated development costs incurred	56	116	925
Net change in income taxes	(380)	7,419	(1,609)
Accretion of discount	1,486	1,603	3,211
Timing of production of reserves and other	(959)	(8,162)	2,281

Standardized measure—end of year	$13,578	$12,764	$29,948

(11) Summary of Quarterly Financial Data (unaudited)

	2013
	March 31,	June 30,	September 30,	December 31,
Revenues
Lime and limestone operations	$30,155	$33,684	$35,498	$28,666
Natural gas interests	1,430	1,488	1,401	1,443

	$31,585	$35,172	$36,899	$30,109
Gross profit
Lime and limestone operations	$5,667	$8,363	$8,409	$5,474
Natural gas interests	624	601	701	961

	$6,291	$8,964	$9,110	$6,435
Net income	$2,757	$4,626	$4,789	$2,629
Basic income per common share	$0.50	$0.83	$0.86	$0.47
Diluted income per common share	$0.50	$0.83	$0.86	$0.47

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except share and per share amounts)

Years Ended December 31, 2013, 2012 and 2011

(11) Summary of Quarterly Financial Data (unaudited) (Continued)

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

(12) Subsequent Event

        On January 29, 2014, the Company declared a quarterly cash dividend of $0.125 (12.5 cents) per share on the Company's common stock. This dividend is payable on March 20, 2014 to shareholders of record at the close of business on February 28, 2014.

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

        As of December 31, 2013, management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in the 1992 "Internal Control—Integrated Framework," issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO criteria"). Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

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

ITEM 9B.    OTHER INFORMATION.

        None

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

        The information appearing under "Election of Directors," "Nominees for Director," "Executive Officers Who Are Not Directors," "Corporate Governance" and "Section 16(a) Beneficial Ownership

Reporting Compliance" in the definitive Proxy Statement for the Company's 2014 Annual Meeting of Shareholders (the "2014 Proxy Statement") is hereby incorporated by reference in answer to this Item 10. The Company anticipates that it will file the 2014 Proxy Statement with the SEC on or before April 5, 2014.

ITEM 11.    EXECUTIVE COMPENSATION.

        The information appearing under "Executive Compensation" and "Compensation of Directors" in the 2014 Proxy Statement is hereby incorporated by reference in answer to this Item 11.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        The information appearing under "Voting Securities and Principal Shareholder," "Shareholdings of Company Directors and Executive Officers" and "Executive Compensation" in the 2014 Proxy Statement is hereby incorporated by reference in answer to this Item 12.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

        The information appearing under "Voting Securities and Principal Shareholder" and "Corporate Governance" in the 2014 Proxy Statement is hereby incorporated by reference in answer to this Item 13.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

        The information appearing under "Independent Auditors" in the 2014 Proxy Statement is hereby incorporated by reference in answer to this Item 14.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)
1.    The following financial statements are included in Item 8:

Reports of Independent Registered Public Accounting Firm
Consolidated Financial Statements:
Consolidated Balance Sheets as of December 31, 2013 and 2012;
Consolidated Statements of Income for the Years Ended December 31, 2013, 2012 and 2011;
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2013, 2012 and 2011;
Consolidated Statements of Stockholders' Equity for the Years Ended December, 31, 2013, 2012 and 2011;
Consolidated Statements of Cash Flows for the Years Ended December 31, 2013, 2012 and 2011; and
Notes to Consolidated Financial Statements.
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
3.3
Amended and Restated Bylaws of United States Lime & Minerals, Inc. as of April 26, 2013 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated April 26, 2013, File Number 000-4197).
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

UNITED STATES LIME & MINERALS, INC.
Date: March 7, 2014	By:	/s/ TIMOTHY W. BYRNE Timothy W. Byrne, President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 7, 2014	By:	/s/ TIMOTHY W. BYRNE Timothy W. Byrne, President, Chief Executive Officer, and Director (Principal Executive Officer)
Date: March 7, 2014	By:	/s/ M. MICHAEL OWENS M. Michael Owens, Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Date: March 7, 2014	By:	/s/ ANTOINE M. DOUMET Antoine M. Doumet, Director and Chairman of the Board
Date: March 7, 2014	By:	/s/ RICHARD W. CARDIN Richard W. Cardin, Director
Date: March 7, 2014	By:	/s/ BILLY R. HUGHES Billy R. Hughes, Director
Date: March 7, 2014	By:	/s/ EDWARD A. ODISHAW Edward A. Odishaw, Director and Vice Chairman of the Board

EXHIBIT INDEX

21.1	SUBSIDIARIES OF THE COMPANY.
23.1	CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM.
23.2	CONSENT OF INDEPENDENT PETROLEUM ENGINEERS.
31.1	RULE 13a-14(a)/15d-14(a) CERTIFICATION BY CHIEF EXECUTIVE OFFICER.
31.2	RULE 13a-14(a)/15d-14(a) CERTIFICATION BY CHIEF FINANCIAL OFFICER.
32.1	SECTION 1350 CERTIFICATION BY CHIEF EXECUTIVE OFFICER.
32.2	SECTION 1350 CERTIFICATION BY CHIEF FINANCIAL OFFICER.
95.1	MINE SAFETY DISCLOSURES.
99.1	REPORT OF INDEPENDENT PETROLEUM ENGINEERS.
101	INTERACTIVE DATA FILES.