Form 10-Q
period 2014-03-31
UNITED STATES LIME & MINERALS INC
filed 2014-05-02
CIK 82020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:  As of May 1, 2014, 5,576,909 shares of common stock, $0.10 par value, were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars, in thousands)

(Unaudited)

	March 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$48,487	$49,475
Trade receivables, net	18,832	14,097
Inventories	11,992	13,688
Prepaid expenses and other current assets	1,855	1,584
Total current assets	81,166	78,844

Property, plant and equipment	251,542	249,714
Less accumulated depreciation and depletion	(144,044)	(141,227)
Property, plant and equipment, net	107,498	108,487

Other assets, net	183	195

Total assets	$188,847	$187,526

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of debt	$5,000	$5,000
Accounts payable	3,458	5,812
Accrued expenses	4,397	3,536
Total current liabilities	12,855	14,348
Debt, excluding current installments	15,417	16,667
Deferred tax liabilities, net	17,967	17,799
Other liabilities	1,708	1,907
Total liabilities	47,947	50,721

Stockholders’ equity:
Common stock	650	650
Additional paid-in capital	19,552	19,319
Accumulated other comprehensive loss	(1,352)	(1,498)
Retained earnings	171,928	168,133
Less treasury stock, at cost	(49,878)	(49,799)
Total stockholders’ equity	140,900	136,805
Total liabilities and stockholders’ equity	$188,847	$187,526

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share amounts)

(Unaudited)

	QUARTER ENDED
	March 31,
	2014		2013
Revenues
Lime and limestone operations	$35,051	95.5%	$30,155	95.5%
Natural gas interests	1,640	4.5%	1,430	4.5%
	36,691	100.0%	31,585	100.0%

Cost of revenues:
Labor and other operating expenses	24,543	66.9%	21,641	68.5%
Depreciation, depletion and amortization	3,556	9.7%	3,653	11.6%
	28,099	76.6%	25,294	80.1%

Gross profit	8,592	23.4%	6,291	19.9%

Selling, general and administrative expenses	2,182	6.0%	2,143	6.8%

Operating profit	6,410	17.4%	4,148	13.1%

Other expense (income):
Interest expense	399	1.1%	489	1.5%
Other, net	2	0.0%	(39)	(0.1)%
	401	1.1%	450	1.4%

Income before income taxes	6,009	16.3%	3,698	11.7%
Income tax expense	1,517	4.1%	941	3.0%
Net income	$4,492	12.2%	$2,757	8.7%

Income per share of common stock:
Basic	$0.81		$0.50
Diluted	$0.80		$0.50

Cash dividend per share of common stock	$0.125		$—

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in thousands)

(Unaudited)

	QUARTER ENDED
	March 31,
	2014	2013
Net income	$4,492	$2,757
Other comprehensive income
Mark to market of interest rate hedges, net of tax expenses of $83 and $107 for 2014 and 2013, respectively	146	187
Total other comprehensive income	146	187
Comprehensive income	$4,638	$2,944

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(Unaudited)

	QUARTER ENDED
	MARCH 31,
	2014	2013
Operating Activities:
Net income	$4,492	$2,757
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	3,601	3,729
Amortization of deferred financing costs	11	12
Deferred income taxes	85	9
Loss (gain) on sale of property, plant and equipment	28	(25)
Stock-based compensation	233	231
Changes in operating assets and liabilities:
Trade receivables, net	(4,735)	(2,224)
Inventories	1,696	438
Prepaid expenses and other current assets	(271)	(331)
Other assets	1	1
Accounts payable and accrued expenses	(1,374)	579
Other liabilities	30	214
Net cash provided by operating activities	3,797	5,390

Investing Activities:
Purchase of property, plant and equipment	(2,856)	(1,519)
Proceeds from sale of property, plant and equipment	97	42
Net cash used in investing activities	(2,759)	(1,477)

Financing Activities:
Repayments of term loans	(1,250)	—
Cash dividends paid	(697)	—
Purchase of treasury shares	(79)	(212)
Net cash used in financing activities	(2,026)	(212)
Net (decrease) increase in cash and cash equivalents	(988)	3,701
Cash and cash equivalents at beginning of period	49,475	29,787
Cash and cash equivalents at end of period	$48,487	$33,488

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.              Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by United States Lime & Minerals, Inc. (the “Company”) without independent audit.  In the opinion of the Company’s management, all adjustments of a normal and recurring nature necessary to present fairly the financial position, results of operations, comprehensive income and cash flows for the periods presented have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2013.  The results of operations for the three-month period ended March 31, 2014 are not necessarily indicative of operating results for the full year.

2.    Organization

The Company is headquartered in Dallas, Texas, and operates through two business segments.  Through its Lime and Limestone Operations, the Company is a manufacturer of lime and limestone products, supplying primarily the construction, (including highway, road and building contractors), metals (including steel producers), environmental (including municipal sanitation and water treatment facilities and flue gas treatment), oil and gas services, industrial (including paper and glass manufacturers), roof shingle and agriculture (including poultry and cattle feed producers) industries.  The Company operates lime and limestone plants and distribution facilities in Arkansas, Colorado, Louisiana, Oklahoma and Texas through its wholly owned subsidiaries, Arkansas Lime Company, Colorado Lime Company, Texas Lime Company, U.S. Lime Company, U.S. Lime Company — Shreveport, U.S. Lime Company — St. Clair and U.S. Lime Company — Transportation.

The Company’s Natural Gas Interests segment is held in its wholly owned subsidiary, U.S. Lime Company — O & G, LLC (“U.S. Lime O & G”).  Under a lease agreement (the “O & G Lease”), U.S. Lime O & G has royalty interests ranging from 15.4% to 20% and a 20% non-operating working interest, resulting in an overall average revenue interest of 34.7%, with respect to oil and gas rights in 33 wells currently producing on the Company’s approximately 3,800 acres of land located in Johnson County, Texas, in the Barnett Shale Formation. Through U. S. Lime O & G, the Company also has a drillsite and production facility lease agreement and subsurface easement (the “Drillsite Agreement”) relating to approximately 538 acres of land contiguous to the Company’s Johnson County, Texas property.  Pursuant to the Drillsite Agreement, the Company receives a 3% royalty interest and a 12.5% non-operating working interest, resulting in a 12.4% revenue interest, in the six wells currently producing from pad sites located on the Company’s property.

3.    Accounting Policies

Revenue Recognition.  The Company recognizes revenue for its Lime and Limestone Operations in accordance with the terms of its purchase orders, contracts or purchase agreements, which are generally upon shipment, and when payment is considered probable. Revenues include external freight billed to customers with related costs in cost of revenues.  The Company’s returns and allowances are minimal.  External freight billed to customers included in first quarter 2014 and 2013 revenues was $6.5 million and $6.0 million, respectively, which approximates the amount of external freight billed to customers included in cost of revenues.  Sales taxes billed to customers are not included in revenues.  For its Natural Gas Interests, the Company recognizes revenue in the month of production and delivery.

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

Fair Values of Financial Instruments.  Fair value is defined as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.”  The Company uses a three-tier fair value hierarchy, which classifies the inputs used in measuring fair values, in determining the fair value of its financial assets and liabilities.  These tiers include:  Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets; Level 2, defined as observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.  There were no changes in the methods and assumptions used in measuring fair value during the period, which include, as of the valuation date, quoted three-month LIBOR rates for the remaining life of the interest rate swaps.  The Company’s financial liabilities measured at fair value on a recurring basis at March 31, 2014 and December 31, 2013 are summarized below (in thousands):

			Significant Other Observable Inputs (Level 2)
	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013	Valuation Technique
Interest rate swap liabilities	$(1,304)	$(1,533)	$(1,304)	$(1,533)	Cash flows approach

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

The following table sets forth operating results and certain other financial data for the Company’s two business segments (in thousands):

	Quarter Ended March 31,
	2014	2013
Revenues
Lime and limestone operations	$35,051	$30,155
Natural gas interests	1,640	1,430
Total revenues	$36,691	$31,585
Depreciation, depletion and amortization
Lime and limestone operations	$3,342	$3,380
Natural gas interests	224	273
Total depreciation, depletion and amortization	$3,566	$3,653
Gross profit
Lime and limestone operations	$7,662	$5,667
Natural gas interests	930	624
Total gross profit	$8,592	$6,291
Capital expenditures
Lime and limestone operations	$2,916	$1,515
Natural gas interests	4	4
Total capital expenditures	$2,920	$1,519

5.              Income Per Share of Common Stock

The following table sets forth the computation of basic and diluted income per common share (in thousands, except per share amounts):

	Quarter Ended March 31,
	2014	2013
Net income for basic and diluted income per common share	$4,492	$2,757
Weighted-average shares for basic income per common share	5,576	5,558
Effect of dilutive securities:
Employee and director stock options (1)	10	10
Adjusted weighted-average shares and assumed exercises for diluted income per common share	5,586	5,568
Basic net income per common share	$0.81	$0.50
Diluted net income per common share	$0.80	$0.50

(1)  Excludes 15 and 10 stock options for the quarters ended March 31, 2014 and 2013, respectively, as anti-dilutive because the exercise price exceeded the average per share market price for the periods presented.

6.                   Accumulated Other Comprehensive Loss

The following table presents the components of comprehensive income (in thousands):

	Quarter Ended March 31,
	2014	2013
Net income	$4,492	$2,757
Reclassification to interest expense	216	294
Deferred income tax expense	(83)	(107)
Mark to market of interest rate hedges	13	—
Comprehensive income	$4,638	$2,944

Amounts reclassified to interest expense were for payments made by the Company pursuant to the Company’s interest rate hedges.

Accumulated other comprehensive loss consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
Mark to market of interest rate hedges, net of tax benefit	$(831)	$(977)
Minimum pension liability adjustments, net of tax benefit	(521)	(521)
Accumulated other comprehensive loss	$(1,352)	$(1,498)

7.              Inventories

Inventories are valued principally at the lower of cost, determined using the average cost method, or market.  Costs for raw materials and finished goods include materials, labor, and production overhead.  Inventories consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
Lime and limestone inventories:
Raw materials	$4,928	$6,203
Finished goods	1,881	2,284
	6,809	8,487
Service parts inventories	5,183	5,201
	$11,992	$13,688

8.  Banking Facilities and Debt

The Company’s credit agreement includes a ten-year $40 million term loan (the “Term Loan”), a ten-year $20 million multiple draw term loan (the “Draw Term Loan”) and a $30 million revolving credit facility (the “Revolving Facility”) (collectively, the “Credit Facilities”).  At March 31, 2014, the Company had $0.7 million of letters of credit issued, which count as draws under the Revolving Facility.  Pursuant to a security agreement, dated August 25, 2004, the Credit Facilities are secured by the Company’s existing and hereafter acquired tangible assets, intangible assets and real property.

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

The hedges have been effective as defined under applicable accounting rules.  Therefore, changes in fair value of the interest rate hedges are reflected in comprehensive income (loss).  The Company will be exposed to credit losses in the event of non-performance by the counterparty to the hedges.  The Company’s mark to market of its interest rate hedges, at March 31, 2014 and December 31, 2013, resulted in liabilities of $1.3 million and $1.5 million, respectively, which are included in accrued expenses ($0.9 million at each date) and other liabilities ($0.4 million and $0.6 million, respectively) on the Company’s Condensed Consolidated Balance Sheets.  The Company paid $0.2 million and $0.3 million in the first quarters 2014 and 2013, respectively, in quarterly settlement payments pursuant to the hedges.  These payments are included in interest expense on the Company’s Condensed Consolidated Statements of Operations.

A summary of outstanding debt at the dates indicated is as follows (in thousands):

	March 31,	December 31,
	2014	2013
Term Loan	$12,500	$13,334
Draw Term Loan	7,917	8,337
Revolving Facility (1)	—	—
Subtotal	20,417	21,667
Less current installments	5,000	5,000
Debt, excluding current installments	$15,417	$16,667

(1) The Company had letters of credit totaling $660 issued on the Revolving Facility at both March 31, 2014 and December 31, 2013.

As the Company’s debt bears interest at floating rates, the Company estimates that the carrying values of its debt at March 31, 2014 and December 31, 2013 approximate fair value.

9.  Income Taxes

The Company has estimated that its effective income tax rate for 2014 will be approximately 25.2%.  As in prior periods, the primary reason for the effective rate being below the federal statutory rate is due to statutory depletion, which is allowed for income tax purposes and is a permanent difference between net income for financial reporting purposes and taxable income.

10. Dividend

On March 20, 2014, the Company paid $0.7 million in cash dividends, based on a dividend of $0.125 (12.5 cents) per share on its common stock, to shareholders of record at the close of business on February 28, 2014.

11. Subsequent Event

On April 30, 2014, the Company declared a regular quarterly cash dividend of $0.125 (12.5 cents) per share on the Company’s common stock.  This dividend is payable on June 20, 2014 to shareholders of record at the close of business on May 30, 2014.

ITEM 2:                         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements.  Any statements contained in this Report that are not statements of historical fact are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995.  Forward-looking statements in this Report, including without limitation statements relating to the Company’s plans, strategies, objectives, expectations, intentions, and adequacy of resources, are identified by such words as “will,” “could,” “should,” “would,”  “believe,” “possible,” “potential,” “expect,” “intend,” “plan,” “schedule,” “estimate,” “anticipate,” and “project.”  The Company undertakes no obligation to publicly update or revise any forward-looking statements.  The Company cautions that forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from expectations, including without limitation the following:  (i) the Company’s plans, strategies, objectives, expectations, and intentions are subject to change at any time at the Company’s discretion; (ii) the Company’s plans and results of operations will be affected by its ability to maintain and manage its growth; (iii) the Company’s ability to meet short-term and long-term liquidity demands, including servicing the Company’s debt, meeting the Company’s operating and capital needs and paying dividends, conditions in the credit and equity markets, and changes in interest rates on the Company’s debt, including the ability of the Company’s customers and the counterparty to the Company’s interest rate hedges to meet their obligations;  (iv) interruptions to operations and increased expenses at its facilities resulting from changes in mining methods or conditions, inclement weather conditions, natural disasters, accidents, IT systems failures or disruptions, including due to cybersecurity incidents, or regulatory requirements; (v) increased coal, petroleum coke, diesel, natural gas, electricity, transportation and freight costs; (vi) unanticipated delays, difficulties in financing, or cost overruns in completing, modernization and expansion and development projects; (vii) the Company’s ability to expand its Lime and Limestone Operations through acquisitions of businesses with related or similar operations, including obtaining financing for such acquisitions, and to successfully integrate acquired operations and sell the increased production at acceptable prices; (viii) inadequate demand and/or prices for the Company’s lime and limestone products due to the state of the U.S. economy, recessionary pressures in particular industries, including highway, road and building construction, steel, and oil and gas services, effects of governmental fiscal and budgetary constraints and legislative impasses, and inability to continue to increase or maintain prices for the Company’s products; (ix) uncertainties of development, production, pipeline capacity and prices with respect to the Company’s Natural Gas Interests, including the absence of drilling activities on the Company’s O & G Properties, unitization of existing wells, inability to explore for new reserves, declines in production rates and plugging and abandoning of existing wells; (x) ongoing and possible new regulations, investigations, enforcement actions and costs, legal expenses, penalties, fines, assessments, litigation, judgments and settlements, taxes and disruptions and limitations of operations, including those related to climate change and health and safety and those that could impact the Company’s ability to continue or renew its operating permits; and (xi) other risks and uncertainties set forth in this Report or indicated from time to time in the Company’s filings with the Securities and Exchange Commission (the “SEC”), including the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

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

Revenues from the Company’s Lime and Limestone Operations increased 16.2% in the first quarter 2014, compared to the first quarter 2013, because of increased sales volumes of approximately 14.9% for the Company’s lime and limestone products, primarily resulting from the increase in demand from its construction, industrial and environmental customers, and average product price increases of approximately 1.3% realized for the Company’s lime and limestone products in the first quarter 2014, compared to the comparable 2013 quarter.  The Company’s gross profit from its Lime and Limestone Operations increased 35.2% in the first quarter 2014, compared to the first quarter 2013, primarily because of the increase in revenues in the first quarter 2014, compared to the comparable 2013 quarter.

Revenues from the Company’s Natural Gas Interests increased 14.7% in the first quarter 2014, primarily due to increased prices for natural gas, compared to the comparable 2013 quarter.  This increase was partially offset by decreased production volumes resulting from the normal declines in production rates on the Company’s 39 existing natural gas wells.  The increase in revenues from Natural Gas Interests in the first quarter 2014, as compared to last year’s comparable quarter, resulted from price increases (approximately 37.1% for the 2014 quarter, compared to the comparable 2013 quarter), partially offset by decreased production volumes (approximately 22.4% for the 2014 quarter, compared to the comparable 2013 quarter).  The Company’s gross profit from its Natural Gas Interests increased 49.0% in the first quarter 2014, compared to the comparable 2013 quarter, primarily because of the increase in revenues discussed above.

The Company’s continued significant cash flows and strong balance sheet enabled it to declare and pay in the first quarter 2014 a regular quarterly cash dividend of $0.125 (12.5 cents) per share on its common stock.

Liquidity and Capital Resources.

Net cash provided by operating activities was $3.8 million in the first quarter 2014, compared to $5.4 million in the first quarter 2013, a decrease of $1.6 million, or 29.6%.  Net cash provided by operating activities is composed of net income, depreciation, depletion and amortization (“DD&A”) and other non-cash items included in net income, and changes in working capital.  In the first quarter 2014, cash provided by operating activities was principally composed of net income of $4.5 million and DD&A of $3.6 million, compared to $2.8 million of net income and $3.7 million of DD&A in the first quarter 2013.  The most significant changes in working capital in the 2014 and 2013 quarters were net increases in trade receivables of $4.7 million and $2.2 million and decreases in inventories of $1.7 million and $0.4 million, respectively, and a $1.4 million decrease in accounts payable and accrued expenses in the 2014 quarter, compared to a $0.6 million increase in the 2013 quarter.  The net increases in trade receivables in the 2014 and 2013 periods primarily resulted from increased revenues in the last month of the first quarters compared to the corresponding last month of the prior year fourth quarters.

The Company had $2.9 million in capital expenditures in the first quarter 2014, compared to $1.5 million in the comparable period last year.

Net cash used in financing activities was $2.0 million and $0.2 million in the 2014 and 2013 quarters, respectively, primarily consisting of repayment of $1.25 million of term loan debt in the 2014 quarter (because March 31, 2013 was not a business day, the first quarter 2013 $1.25 million repayment of term loan debt was made on April 1, 2013) and $0.1 million and $0.2 million for purchase of treasury shares in the first quarters 2014 and 2013, respectively.  Additionally, the Company paid $0.7 million in dividends during the first quarter 2014.  Cash and cash equivalents decreased to $48.5 million at March 31, 2014 from $49.5 million at December 31, 2013 primarily because of the $4.7 million net increase in trade receivables discussed above.

The Company’s credit agreement includes a ten-year $40 million term loan (the “Term Loan”), a ten-year $20 million multiple draw term loan (the “Draw Term Loan”) and a $30 million revolving credit facility (the “Revolving Facility”) (collectively, the “Credit Facilities”).  At March 31, 2014, the Company had $0.6 million of letters of credit issued, which count as draws under the Revolving Facility.  Pursuant to a security agreement, dated August 25, 2004, the Credit Facilities are secured by the Company’s existing and hereafter acquired tangible assets, intangible assets and real property.

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

The hedges have been effective as defined under applicable accounting rules.  Therefore, changes in fair value of the interest rate hedges are reflected in comprehensive income (loss).  The Company will be exposed to credit losses in the event of non-performance by the counterparty to the hedges.  The Company’s mark to market of its interest rate hedges, at March 31, 2014 and December 31, 2013, resulted in liabilities of $1.3 million and $1.5 million, respectively, which are included in accrued expenses ($0.9 million at each date) and other liabilities ($0.4 million and $0.6 million, respectively) on the Company’s Condensed Consolidated Balance Sheets.  The Company paid $0.2 million and $0.3 million in the first quarters 2014 and 2013, respectively, in quarterly settlement payments pursuant to the hedges.  These payments are included in interest expense on the Company’s Condensed Consolidated Statements of Operations.

The Company is not contractually committed to any planned capital expenditures for its Lime and Limestone Operations until actual orders are placed for equipment.  As of March 31, 2014, the Company had no material open orders or commitments that are not included in current liabilities on the March 31, 2014 Condensed Consolidated Balance Sheet.

As of March 31, 2014, the Company had $20.4 million in total debt outstanding and no draws on its $30 million Revolving Facility other than the $0.7 million of letters of credit.  The Company believes that cash on hand and cash generated from operations will be sufficient to meet the Company’s operating needs, ongoing capital needs, including the capital for possible modernization and development projects, debt service needs and liquidity needs and pay regular cash dividends for the near future.

Results of Operations.

Revenues in the first quarter 2014 increased to $36.7 million from $31.6 million in the first quarter 2013, an increase of $5.1 million, or 16.2%.  Revenues from the Company’s Lime and Limestone Operations in the first quarter 2014 increased $4.9 million, or 16.2%, to $35.1 million from $30.2 million in the comparable 2013 quarter, while revenues from its Natural Gas Interests increased $0.2 million, or 14.7%, to $1.6 million from $1.4 million in the comparable prior year quarter.

The increase in Lime and Limestone Operations revenues in the first quarter 2014 as compared to the first quarter 2013 resulted primarily from increased sales volumes due to increased demand for the Company’s lime and limestone products.  Although some of the increased demand from the Company’s construction customers was to be expected after the postponement of certain construction projects in the fourth quarter 2013 due to the inclement weather, there was also increased demand in the first quarter 2014 for other construction projects as well as from the Company’s industrial and environmental customers.  Production volumes from the Company’s Natural Gas Interests for the first quarter 2014 totaled 218 thousand MCF, sold at an average price of $7.52 per MCF, compared to 261 thousand MCF, sold at an average price of $5.49 per MCF, in the comparable 2013 quarter.  The Company’s average price per MCF in the first quarter 2014 was higher than its average price in the first quarter 2013 primarily due to increases in natural gas prices.

The Company’s gross profit in the first quarter 2014 was $8.6 million, compared to $6.3 million in the comparable 2013 quarter, an increase of $2.3 million, or 36.6%.  Included in gross profit for the 2014 quarter was $7.7 million from the Company’s Lime and Limestone Operations, compared to $5.7 million in the comparable 2013 quarter, an increase of $2.0 million, or 35.2%.  The increase in gross profit for the Company’s Lime and Limestone Operations in the first quarter 2014 compared to the first quarter 2013 resulted primarily from the increase in revenues discussed above.  Gross profit from the Company’s Natural Gas Interests was $0.9 million in the first quarter 2014, compared to $0.6 million in the comparable 2013 quarter, an increase of $0.3 million, or 49.0%, due to the increase in revenues discussed above.

Selling, general and administrative expenses (“SG&A”) were $2.2 million in the first quarter 2014, compared to $2.1 million in the first quarter 2013, an increase of $39 thousand, or 1.8%. As a percentage of revenues, SG&A decreased to 6.0% in the first quarter 2014, compared to 6.8% in the first quarter 2013 primarily due to the increase in revenues in the 2014 quarter, compared to the comparable 2013 quarter.

Interest expense in the first quarter 2014 decreased $0.1 million, or 18.4% to $0.4 million from $0.5 million in the first quarter 2013, resulted from decreased average outstanding debt due to the repayment of debt since March 31, 2013.  Interest expense in the first quarter 2014 included $0.2 million in quarterly settlement payments on the Company’s hedges, compared to $0.3 million of such settlement payments in the comparable 2013 quarter.

Income tax expense increased to $1.5 million in the first quarters 2014 from $0.9 million in the first quarter 2013, an increase of $0.6 million, or 61.2%.  The increase in income taxes was primarily due to the increase in the Company’s income before taxes in the first quarter 2014, compared to the first quarter 2013.

The Company’s net income was $4.5 million ($0.80 per share diluted) in the first quarter 2014, compared to net income of $2.8 million ($0.50 per share diluted) in the first quarter 2013, an increase of $1.7 million, or 62.9%.

ITEM 3:              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk.

The Company is exposed to changes in interest rates, primarily as a result of floating interest rates on the Term Loan, Draw Term Loan and Revolving Facility.  At March 31, 2014, the Company had $20.4 million of indebtedness outstanding under floating rate debt. The Company has entered into interest rate hedge agreements to swap floating rates for fixed rates at 4.695%, plus the applicable LIBOR margin, through maturity on the Term Loan balance of $12.5 million, 4.875%, plus the applicable LIBOR margin, on $5.9 million of the Draw Term Loan balance and 5.50%, plus the applicable LIBOR margin, on $2.0 million of the Draw Term Loan balance.  There was no outstanding balance on the Revolving Facility subject to interest rate risk at March 31, 2014.  Any future borrowings under the Revolving Facility would be subject to interest rate risk.  See Note 8 of Notes to Condensed Consolidated Financial Statements.

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

PART II.            OTHER INFORMATION

ITEM 2:              UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company’s Amended and Restated 2001 Long-Term Incentive Plan allows employees and directors to pay the exercise price for stock options and the tax withholding liability upon the lapse of restrictions on restricted stock by payment in cash and/or delivery of shares of the Company’s common stock.  In the first quarter 2014, pursuant to these provisions, the Company received 1,464 shares of its common stock for the payment of tax withholding liability upon the lapse of restrictions on restricted stock.  The 1,464 shares were valued at $54.01 to $54.55 per share (weighted average of $54.40 per share), the fair market value of one share of the Company’s common stock on the date that they were tendered to the Company.

ITEM 4:              MINE SAFETY DISCLOSURES

Under Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of SEC Regulation S-K, each operator of a coal or other mine is required to include disclosures regarding certain mine safety results in its periodic reports filed with the SEC.  The operation of the Company’s quarries, underground mine and plants is subject to regulation by the federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977.  The required information regarding certain mining safety and health matters, broken down by mining complex, for the quarter ended March 31, 2014 is presented in Exhibit 95.1 to this Report.

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

UNITED STATES LIME & MINERALS, INC.

May 2, 2014	By:	/s/ Timothy W. Byrne
Timothy W. Byrne
President and Chief Executive Officer
(Principal Executive Officer)

May 2, 2014	By:	/s/ M. Michael Owens _ _
M. Michael Owens
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

UNITED STATES LIME & MINERALS, INC.

Quarterly Report on Form 10-Q

Quarter Ended

March 31, 2014

Index to Exhibits

EXHIBIT
NUMBER	DESCRIPTION

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.

32.1	Section 1350 Certification by the Chief Executive Officer.

32.2	Section 1350 Certification by the Chief Financial Officer.

95.1	Mine Safety Disclosures.

101	Interactive Data Files.