Form 10-Q
period 2014-06-30
UNITED STATES LIME & MINERALS INC
filed 2014-07-30
CIK 82020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:  As of July 29, 2014, 5,577,942 shares of common stock, $0.10 par value, were outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

(Unaudited)

	June 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$56,015	$49,475
Trade receivables, net	17,737	14,097
Inventories	11,539	13,688
Prepaid expenses and other current assets	1,138	1,584
Total current assets	86,429	78,844

Property, plant and equipment	253,423	249,714
Less accumulated depreciation and depletion	(147,003)	(141,227)
Property, plant and equipment, net	106,420	108,487

Other assets, net	171	195

Total assets	$193,020	$187,526

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of debt	$5,000	$5,000
Accounts payable	4,499	5,812
Accrued expenses	3,306	3,536
Total current liabilities	12,805	14,348
Debt, excluding current installments	14,167	16,667
Deferred tax liabilities, net	18,126	17,799
Other liabilities	1,660	1,907
Total liabilities	46,758	50,721

Stockholders’ equity:
Common stock	650	650
Additional paid-in capital	19,843	19,319
Accumulated other comprehensive loss	(1,213)	(1,498)
Retained earnings	176,949	168,133
Less treasury stock, at cost	(49,967)	(49,799)

Total stockholders’ equity	146,262	136,805

Total liabilities and stockholders’ equity	$193,020	$187,526

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share amounts)

(Unaudited)

	THREE MONTHS ENDED				SIX MONTHS ENDED
	June 30,				June 30,
	2014		2013		2014		2013
Revenues

Lime and limestone operations	$37,320	96.5%	$33,684	95.8%	$72,371	96.0%	$63,839	95.6%
Natural gas interests	1,356	3.5%	1,488	4.2%	2,996	4.0%	2,918	4.4%
	38,676	100.0%	35,172	100.0%	75,367	100.0%	66,757	100.0%

Cost of revenues:
Labor and other operating expenses	24,586	63.5%	22,609	64.3%	49,129	65.2%	44,250	66.3%
Depreciation, depletion and amortization	3,667	9.5%	3,599	10.2%	7,223	9.6%	7,252	10.9%
	28,253	73.0%	26,208	74.5%	56,352	74.8%	51,502	77.2%

Gross profit	10,423	27.0%	8,964	25.5%	19,015	25.2%	15,255	22.8%

Selling, general and administrative expenses	2,418	6.3%	2,299	6.5%	4,600	6.1%	4,442	6.7%

Operating profit	8,005	20.7%	6,665	19.0%	14,415	19.1%	10,813	16.1%

Other expense (income):
Interest expense	408	1.0%	465	1.4%	807	1.1%	954	1.4%
Other, net	(55)	(0.1)%	(36)	(0.1)%	(53)	(0.1)%	(74)	(0.2)%
	353	0.9%	429	1.3%	754	1.0%	880	1.2%

Income before income taxes	7,652	19.8%	6,236	17.7%	13,661	18.1%	9,933	14.9%

Income tax expense	1,934	5.0%	1,610	4.6%	3,451	4.6%	2,551	3.8%
Net income	$5,718	14.8%	$4,626	13.1%	$10,210	13.5%	$7,382	11.1%

Income per share of common stock:
Basic	$1.03		$0.83		$1.83		$1.33

Diluted	$1.02		$0.83		$1.83		$1.33

Cash dividend per share of common stock	$0.125		—		$0.250		—

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in thousands)

(Unaudited)

	QUARTER ENDED		SIX MONTHS ENDED
	June 30,		June 30,
	2014	2013	2014	2013
Net income	$5,718	$4,626	$10,210	$7,382
Other comprehensive income
Mark to market of interest rate hedges, net of tax expenses of $79 and $122, respectively, for the quarters, and $163 and $229, respectively, for the six-month periods	139	213	285	400
Total other comprehensive income	139	213	285	400
Comprehensive income	$5,857	$4,839	$10,495	$7,782

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(Unaudited)

	June 30,
	2014	2013
Operating Activities:
Net income	$10,210	$7,382
Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation, depletion and amortization	7,316	7,381
Amortization of deferred financing costs	23	23
Deferred income taxes	165	689
Gain on sale of property, plant and equipment	(11)	(8)
Stock-based compensation	524	460
Changes in operating assets and liabilities:
Trade receivables, net	(3,640)	(3,172)
Inventories	2,149	(50)
Prepaid expenses and other current assets	446	(371)
Other assets	1	(13)
Accounts payable and accrued expenses	(1,445)	167
Other liabilities	200	12
Net cash provided by operating activities	15,938	12,500

Investing Activities:
Purchase of property, plant and equipment	(5,547)	(4,012)
Proceeds from sale of property, plant and equipment	211	51
Net cash used in investing activities	(5,336)	(3,961)

Financing Activities:
Repayment of term loans	(2,500)	(1,250)
Cash dividends paid	(1,394)	—
Purchase of treasury shares	(168)	(212)
Proceeds from exercise of stock options	—	9
Net cash used in financing activities	(4,062)	(1,453)

Net increase in cash and cash equivalents	6,540	7,086
Cash and cash equivalents at beginning of period	49,475	29,787

Cash and cash equivalents at end of period	$56,015	$36,873

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.              Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by United States Lime & Minerals, Inc. (the “Company”) without independent audit.  In the opinion of the Company’s management, all adjustments of a normal and recurring nature necessary to present fairly the financial position, results of operations, comprehensive income and cash flows for the periods presented have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2013.  The results of operations for the three- and six-month periods ended June 30, 2014 are not necessarily indicative of operating results for the full year.

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

3.              Accounting Policies

Revenue Recognition.  The Company recognizes revenue for its Lime and Limestone Operations in accordance with the terms of its purchase orders, contracts or purchase agreements, which are generally upon shipment, and when payment is considered probable. Revenues include external freight billed to customers with related costs in cost of revenues.  The Company’s returns and allowances are minimal.  External freight billed to customers included in 2014 and 2013 revenues was $6.8 million and $6.6 million for the three-month periods, and $13.4 million and $12.7 for the six-month periods, respectively, which approximates the amount of external freight included in cost of revenues.  Sales taxes billed to customers are not included in revenues.  For its Natural Gas Interests, the Company recognizes revenue in the month of production and delivery.

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

Fair Values of Financial Instruments.  Fair value is defined as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.”  The Company uses a three-tier fair value hierarchy, which classifies the inputs used in measuring fair values, in determining the fair value of its financial assets and liabilities.  These tiers include:  Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets; Level 2, defined as observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.  There were no changes in the methods and assumptions used in measuring fair value during the period, which include, as of the valuation date, LIBOR rates over the term of the outstanding debt.  The Company’s financial  liabilities measured at fair value on a recurring basis at June 30, 2014 and December 31, 2013 are summarized below (in thousands):

			Significant Other Observable Inputs (Level 2)
	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013	Valuation Technique
Interest rate swap liabilities	$(1,087)	$(1,533)	$(1,087)	$(1,533)	Cash flows approach

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

New Accounting Pronouncement.  In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which stipulates that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  To achieve this core principle, an entity should apply the following steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract(s); (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract(s); and (5) recognize revenue when (or as) the entity satisfies a performance obligation.  ASU 2014-09 will be effective for the Company beginning January 1, 2017, with early adoption not permitted.  The Company is currently evaluating the impact of the adoption of ASU 2014-09 on the Company’s Consolidated Financial Statements.

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

The following table sets forth operating results and certain other financial data for the Company’s two business segments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues
Lime and limestone operations	$37,320	33,684	$72,371	63,839
Natural gas interests	1,356	1,488	2,996	2,918
Total revenues	$38,676	35,172	$75,367	66,757
Depreciation, depletion and amortization
Lime and limestone operations	$3,447	3,334	$6,779	6,714
Natural gas interests	220	265	444	538
Total depreciation, depletion and amortization	$3,667	3,599	$7,223	7,252
Gross profit
Lime and limestone operations	$9,704	8,363	$17,366	14,030
Natural gas interests	719	601	1,649	1,225
Total gross profit	$10,423	8,964	$19,015	15,255
Capital expenditures
Lime and limestone operations	$2,615	2,464	$5,531	3,979
Natural gas interests	12	29	16	33
Total capital expenditures	$2,627	2,493	$5,547	4,012

5.     Income Per Share of Common Stock

The following table sets forth the computation of basic and diluted income per common share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income for basic and diluted income per common share	$5,718	4,626	$10,210	7,382
Weighted-average shares for basic income per share	5,578	5,560	5,577	5,559
Effect of dilutive securities:
Employee and director stock options (1)	11	9	11	9
Adjusted weighted-average shares and assumed exercises for diluted income per share	5,589	5,569	5,588	5,568
Basic net income per common share	$1.03	0.83	$1.83	1.33
Diluted net income per common share	$1.02	0.83	$1.83	1.33

(1)  Excludes 15.0 and 9.9 stock options for the 2014 and 2013 periods, respectively, as anti-dilutive because the exercise price exceeded the average per share market price for the periods presented.

6.              Accumulated Other Comprehensive Loss

The following table presents the components of comprehensive income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$5,718	4,626	$10,210	7,382
Reclassification to interest expense	237	292	485	586
Deferred income tax expense	(79)	(122)	(163)	(229)
Mark to market of interest rate hedges	(19)	43	(37)	43
Comprehensive income	$5,857	4,839	$10,495	7,782

Amounts reclassified to interest expense were for payments made by the Company pursuant to the Company’s interest rate hedges.

Accumulated other comprehensive loss consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
Mark to market of interest rate hedges, net of tax benefit	$(692)	$(977)
Minimum pension liability adjustments, net of tax benefit	(521)	(521)
Accumulated other comprehensive loss	$(1,213)	$(1,498)

7.     Inventories

Inventories are valued principally at the lower of cost, determined using the average cost method, or market.   Costs for raw materials and finished goods include materials, labor, and production overhead.   Inventories consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
Lime and limestone inventories:
Raw materials	$4,081	$6,203
Finished goods	1,973	2,284
	6,054	8,487
Service parts inventories	5,485	5,201
	$11,539	$13,688

8.              Banking Facilities and Debt

The Company’s credit agreement includes a ten-year $40 million term loan (the “Term Loan”), a ten-year $20 million multiple draw term loan (the “Draw Term Loan”) and a $30 million revolving credit facility (the “Revolving Facility”) (collectively, the “Credit Facilities”).  At June 30, 2014, the Company had $0.7 million of letters of credit issued, which count as draws under the Revolving Facility.  Pursuant to a security agreement, dated August 25, 2004, the Credit Facilities are secured by the Company’s existing and hereafter acquired tangible assets, intangible assets and real property.

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

The hedges have been effective as defined under applicable accounting rules.  Therefore, changes in fair value of the interest rate hedges are reflected in comprehensive income (loss).  The Company will be exposed to credit losses in the event of non-performance by the counterparty to the hedges.   The Company’s mark to market of its interest rate hedges, at June 30, 2014 and December 31, 2013, resulted in liabilities of $1.1 million and $1.5 million, respectively, which are included in accrued expenses ($0.8 million and $0.9 million, respectively) and other liabilities ($0.3 million and $0.6 million, respectively) on the Company’s Condensed Consolidated Balance Sheets.  The Company paid $0.2 million  and $0.5 million in quarterly settlement payments pursuant to its hedges during the three- and six-month periods ended June 30, 2014, respectively, compared to payments of $0.3 million and $0.6 million in the comparable prior year three- and six-month periods, respectively.  These payments were included in interest expense in the Condensed Consolidated Statements of Operations.

A summary of outstanding debt at the dates indicated is as follows (in thousands):

	June 30,	December 31,
	2014	2013
Term Loan	$11,667	$13,334
Draw Term Loan	7,500	8,333
Revolving Facility (1)	—	—
Subtotal	19,167	21,667
Less current installments	5,000	5,000
Debt, excluding current installments	$14,167	$16,667

(1) The Company had letters of credit totaling $0.7 million issued on the Revolving Facility at both June 30, 2014 and December 31, 2013.

As the Company’s debt bears interest at floating rates, the Company estimates that the carrying values of its debt at June 30, 2014 and December 31, 2013 approximate fair value.

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

10.       Dividends

On June 20, 2014, the Company paid $0.7 million in cash dividends, based on a dividend of $0.125 (12.5 cents) per share on its common stock, to shareholders of record at the close of business on May 30, 2014. On March 20, 2014, the Company paid $0.7 million in cash dividends, based on a dividend of $0.125 (12.5 cents) per share on its common stock, to shareholders of record at the close of business on February 28, 2014.

11.  Subsequent Events

On July 23, 2014, the Company declared a regular quarterly cash dividend of $0.125 (12.5 cents) per share on the Company’s common stock.  This dividend is payable on September 19, 2014 to shareholders of record at the close of business on August 29, 2014.

On July 25, 2014, the Company and Timothy W. Byrne, the President and Chief Executive Officer of the Company, entered into a new Employment Agreement with terms similar to his existing Employment Agreement, to be effective as of January 1, 2015 (the “New Employment Agreement”). At that time, the New Employment Agreement will replace Mr. Byrne’s existing Employment Agreement, dated as of January 1, 2009.

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

Revenues from the Company’s Lime and Limestone Operations increased 10.8% and 13.4% in the second quarter and first six months 2014, respectively, as compared to last year’s comparable periods, primarily because of increased sales volumes of approximately 9.2% and 11.9%, respectively, for the Company’s lime and limestone products.  The increased sales volume in the second quarter 2014, as compared to last year’s second quarter, resulted primarily from increased demand, principally from the Company’s industrial and oil and gas services customers.  The increased sales volumes in the first six months 2014 resulted from increased sales volumes to the Company’s construction, industrial and oil and gas services customers, compared to the comparable 2013 period.  In addition, in the second quarter 2014, a significant portion of the increase in lime and limestone sales volumes resulted from lime sales to another lime producer for delivery to its customers.  The Company expects these lime sales could continue for a period of time, but at a reduced rate, although there are indications it may cease in the near future.  Also contributing to the increased revenues in the 2014 periods were average product price increases of approximately 1.6% and 1.5% realized for the Company’s lime and limestone products in the second quarter and first six months 2014, respectively, compared to the comparable 2013 periods.  With the economy stabilizing, the Company expects demand for its lime and limestone products to increase slightly through the remainder of 2014 compared to last year’s second half.  However, the Company remains concerned about the possible adverse impact on demand from its construction customers of the Congress’s inability to enact legislation providing long-term funding for the Highway Trust Fund.

The Company’s gross profit from its Lime and Limestone Operations increased by 16.0% and 23.8%  in the second quarter and the first six months 2014, respectively, compared to the comparable 2013 periods.  The increased gross profit for the Company’s Lime and Limestone Operations in the 2014 periods resulted primarily from the increased revenues discussed above.

Revenues from the Company’s Natural Gas Interests decreased 8.9% in the second quarter 2014, compared to the comparable 2013 quarter, due to decreased production volumes (approximately 15.9%) resulting from the normal declines in production rates on the Company’s 39 existing natural gas wells, partially offset by higher natural gas prices (approximately 7.0%).  Revenues from Natural Gas Interests increased 2.7% in the first six months 2014, compared to the comparable 2013 period, resulting from higher natural gas prices (approximately 21.7%), partially offset by decreased production volumes (approximately 19.0%).  The Company’s gross profit from its Natural Gas Interests increased to $0.7 million and $1.6 million in the second quarter and first six months 2014, respectively, from $0.6 million and $1.2 million, respectively, in the comparable 2013 periods.

The Company paid its regular quarterly cash dividend of $0.125 (12.5 cents) per share on its common stock in each of the first two quarters 2014.  On July 23, 2014, the Company declared a regular quarterly cash dividend of $0.125 (12.5 cents) per share on the Company’s common stock.  This dividend is payable on September 19, 2014 to shareholders of record at the close of business on August 29, 2014.

Liquidity and Capital Resources.

Net cash provided by operating activities was $15.9 million in the first six months 2014, compared to $12.5 million in the comparable 2013 period, an increase of $3.4 million, or 27.5%.  Net cash provided by operating activities is composed of net income, depreciation, depletion and amortization (“DD&A”), deferred income taxes and other non-cash items included in net income, and changes in working capital.  In the first six months 2014, cash provided by operating activities was principally composed of $10.2 million net income and $7.3 million DD&A, compared to $7.4 million net income and $7.4 million DD&A in the first six months 2013.  The most significant changes in working capital items in the first six months 2014 was a net increase in trade receivables of $3.6 million and decreases in inventories and accounts payable and accrued expenses of $2.1 million and 1.4 million, respectively.  The most significant change in working capital items in the first six months 2013 was a net increase in trade receivables of $3.2 million.  The net increases in trade receivables in the 2014 and 2013 periods primarily resulted from increases in revenues in the second quarters 2014 and 2013, compared to the fourth quarters 2013 and 2012, respectively.

The Company had $5.5 million in capital expenditures in the first six months 2014, compared to $4.0 million in the comparable period last year.

Net cash used in financing activities was $4.1 million and $1.5 million in the 2014 and 2013 first six-month periods, respectively, consisting primarily of repayments of $2.5 and $1.25 million of term loan debt in the first six months 2014 and 2013, respectively,  and $0.2 million for purchase of treasury shares in the first six months of both 2014 and 2013.  Because June 30, 2013 was not a business day, the second quarter 2013 $1.25 million repayment of term loan debt was made on July 1, 2013.  Additionally, the Company paid $1.4 million in dividends during the first six months 2014.  Cash and cash equivalents increased $6.5 million to $56.0 million at June 30, 2014 from $49.5 million at December 31, 2013.

The Company’s credit agreement includes a ten-year $40 million term loan (the “Term Loan”), a ten-year $20 million multiple draw term loan (the “Draw Term Loan”) and a $30 million revolving credit facility (the “Revolving Facility”) (collectively, the “Credit Facilities”).  At June 30, 2014, the Company had $0.7 million of letters of credit issued, which count as draws under the Revolving Facility.  Pursuant to a security agreement, dated August 25, 2004, the Credit Facilities are secured by the Company’s existing and hereafter acquired tangible assets, intangible assets and real property.

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

The hedges have been effective as defined under applicable accounting rules.  Therefore, changes in fair value of the interest rate hedges are reflected in comprehensive income (loss).  The Company will be exposed to credit losses in the event of non-performance by the counterparty to the hedges.   The Company’s mark to market of its interest rate hedges, at June 30, 2014 and December 31, 2013, resulted in liabilities of $1.1 million and $1.5 million, respectively, which are included in accrued expenses ($0.8 million and $0.9 million, respectively) and other liabilities ($0.3 million and $0.6 million, respectively) on the Company’s Condensed Consolidated Balance Sheets.  The Company paid $0.2 million  and $0.5 million in quarterly settlement payments pursuant to its hedges during the three- and six-month periods ended June 30, 2014, respectively, compared to payments of $0.3 million and $0.6 million in the comparable prior year three- and six-month periods, respectively.  These payments were included in interest expense in the Condensed Consolidated Statements of Operations.

The Company is not contractually committed to any planned capital expenditures for its Lime and Limestone Operations until actual orders are placed for equipment.  As of June 30, 2014, the Company had no material open orders or commitments that are not included in current liabilities on the June 30, 2014 Condensed Consolidated Balance Sheet.

As of June 30, 2014, the Company had $19.2 million in total debt outstanding and no draws on its $30 million Revolving Facility other than the $0.7 million of letters of credit.  The Company believes that cash on hand and cash generated from operations will be sufficient to meet the Company’s operating needs, ongoing capital needs, including the capital for possible modernization and development projects, debt service needs and liquidity needs and pay regular cash dividends for the near future.

Results of Operations.

Revenues in the second quarter 2014 increased to $38.7 million from $35.2 million in the comparable prior year quarter, an increase of $3.5 million, or 10.0%.  Revenues from the Company’s Lime and Limestone Operations in the second quarter 2014 increased $3.6 million, or 10.8%, to $37.3 million from $33.7 million in the comparable 2013 quarter, while revenues from its Natural Gas Interests decreased $0.1 million, or 8.9%, to $1.4 million from $1.5 million in the comparable prior year quarter.  In the first six months 2014, revenues increased to $75.4 million from $66.8 million in the comparable 2013 period, an increase of $8.6 million, or 12.9%.  Revenues from the Company’s Lime and Limestone Operations in the first six months 2014 increased $8.5 million, or 13.4%, to $72.4 million from $63.8 million in the comparable 2013 period, while revenues from its Natural Gas Interests increased $0.1 million, or 2.7%, to $3.0 million from $2.9 million in the comparable prior year period.

As discussed above, the increases in Lime and Limestone Operations revenues in the second quarter and first six months 2014 as compared to last year’s comparable periods resulted primarily from increased sales volumes of the Company’s lime and limestone products and slight increases in prices realized for the Company’s lime and limestone products.  Production volumes from the Company’s Natural Gas Interests in the second quarter 2014 totaled 214 thousand MCF, sold at an average price of $6.33 per MCF, compared to 251 thousand MCF, sold at an average price of $5.92 per MCF, in the comparable 2013 quarter.  Production volumes in the first six months 2014 from Natural Gas Interests totaled 432 thousand MCF, sold at an average price of $6.93 per MCF, compared to the first six months 2013 when 512 thousand MCF was produced and sold at an average price of $5.70 per MCF.  The Company’s 2014 average prices per MCF were higher than the prior year’s average prices primarily due to increases in natural gas prices.

The Company’s gross profit was $10.4 million in the second quarter 2014, compared to $9.0 million in the comparable 2013 quarter, an increase of $1.5 million, or 16.3%. Gross profit in the first six months 2014 was $19.0 million, an increase of $3.8 million, or 24.6%, from $15.3 million in the first six months 2013.

Included in gross profit in the second quarter and first six months 2014 were $9.7 million and $17.4 million, respectively, from the Company’s Lime and Limestone Operations, compared to $8.4 million and $14.0 million, respectively, in the comparable 2013 periods.  The Company’s gross profit margin from its Lime and Limestone Operations increased to 26.0% and 24.0% in the second quarter and first six months 2014, respectively, from 24.8% and 22.0% in the second quarter and first six months 2013, respectively. The increased gross profit and gross profit margin as a percent of revenues for the Company’s Lime and Limestone Operations in the 2014 periods resulted primarily from the increases in revenues discussed above.

Gross profit from the Company’s natural gas interests increased to $0.7 million and $1.6 million in the second quarter and first six months 2014, respectively, from $0.6 million and $1.2 million, respectively, in the comparable 2013 periods.

Selling, general and administrative expenses (“SG&A”) were $2.4 million in the second quarter 2014, an increase of $0.1 million, or 5.2%, compared to $2.3 million in the second quarter 2013.  As a percentage of revenues, SG&A decreased to 6.3% in the 2014 quarter, compared to 6.5% in the comparable 2013 quarter.  SG&A was $4.6 million and $4.4 million in the first six months 2014 and 2013, respectively, an increase of $0.2 million, or 3.6%.  As a percentage of revenues, SG&A in the first six months 2014 decreased to 6.1%, compared to 6.7% in the comparable 2013 period.  The 2014 decreases in SG&A as a percentage of revenues were due principally to the increases in revenues in the 2014 periods, compared to the comparable 2013 periods.

Interest expense in the second quarter 2014 decreased $0.1 million, or 12.3%, to $0.4 million from $0.5 million in the second quarter 2013.  Interest expense decreased $0.1 million, or 15.4%, in the first six months 2014 to $0.8 million from $1.0 million in the first six months 2013.  The decreases in interest expense in the 2014 periods resulted from decreased average outstanding debt in each period due to the repayment of debt since June 30, 2013.  Interest expense included payments of $0.2 million and $0.5 million on the Company’s interest rate hedges during the three- and six-month periods ended June 30, 2014, respectively, compared to payments of $0.3 million and $0.6 million in the comparable prior year three- and six-month periods, respectively.

Income tax expense increased to $1.9 million in the second quarter 2014 from $1.6 million in the second quarter 2013, an increase of $0.3 million, or 20.1%.   In the first six months 2014, income tax expense increased to $3.5 million from $2.6 million in the comparable 2013 period, an increase of $0.9 million, or 35.3%.  The increases in income taxes in the 2014 periods were principally due to increases in the Company’s income before income taxes.

The Company’s net income was $5.7 million ($1.02 per share diluted) in the second quarter 2014, compared to net income of $4.6 million ($0.83 per share diluted) in the second quarter 2013, an increase of $1.1 million, or 23.6%.  Net income in the first six months 2014 was $10.2 million ($1.83 per share diluted), an increase of $2.8 million, or 38.3%, compared to the first six months 2013 net income of $7.4 million ($1.33 per share diluted).

ITEM 3:        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk.

The Company is exposed to changes in interest rates, primarily as a result of floating interest rates on the Term Loan, Draw Term Loan and Revolving Facility.  At June 30, 2014, the Company had $19.2 million of indebtedness outstanding under floating rate debt. The Company has entered into interest rate hedge agreements to swap floating rates for fixed rates at 4.695%, plus the applicable LIBOR margin, through maturity on the Term Loan balance of $11.7 million, 4.875%, plus the applicable LIBOR margin, on $5.6 million of the Draw Term Loan balance and 5.50%, plus the applicable LIBOR margin, on $1.9 million of the Draw Term Loan balance.  There was no outstanding balance on the Revolving Facility subject to interest rate risk at June 30, 2014.  Any future borrowings under the Revolving Facility would be subject to interest rate risk.  See Note 8 of Notes to Condensed Consolidated Financial Statements.

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

PART II.        OTHER INFORMATION

ITEM 2:        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company’s Amended and Restated 2001 Long-Term Incentive Plan allows employees and directors to pay the exercise price for stock options and the tax withholding liability upon the lapse of restrictions on restricted stock by payment in cash and/or delivery of shares of the Company’s common stock.  In the second quarter 2014, pursuant to these provisions, the Company received 1,367 shares of its common stock for the payment of tax withholding liability upon the lapse of restrictions on restricted stock.  The 1,367 shares were valued at $64.80 per share, the fair market value of one share of the Company’s common stock on the date that they were tendered to the Company.

ITEM 4:        MINE SAFETY DISCLOSURES

Under Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of SEC Regulation S-K, each operator of a coal or other mine is required to include disclosures regarding certain mine safety results in its periodic reports filed with the SEC.  The operation of the Company’s quarries, underground mine and plants is subject to regulation by the federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977.  The required information regarding certain mining safety and health matters, broken down by mining complex, for the quarter ended June 30, 2014 is presented in Exhibit 95.1 to this Report.

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

ITEM 5:        OTHER INFORMATION

On July 25, 2014, the Company and Timothy W. Byrne, the President and Chief Executive Officer of the Company, entered into a new Employment Agreement, to be effective as of January 1, 2015 (the “New Employment Agreement”).  At that time, the New Employment Agreement will replace Mr. Byrne’s existing Employment Agreement, dated as of January 1, 2009.  In addition, the Company and Mr. Byrne entered into a new Cash Performance Bonus Award Agreement, also to be effective as of January 1, 2015 (the “New EBITDA Bonus Award Agreement”), to govern Mr. Byrne’s cash EBITDA bonus opportunity for each year during the term of the New Employment Agreement.  The descriptions of the New Employment Agreement and the New EBITDA Bonus Award Agreement that follow are qualified in their entirety by reference to the New Employment Agreement, and the New EBITDA Bonus Award Agreement set forth as Exhibit A thereto, which are filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and incorporated by reference herein.

Mr. Byrne’s employment under the New Employment Agreement will commence on January 1, 2015, and will continue until December 31, 2019, and for successive one-year periods thereafter, unless he or the Company gives at least one year’s prior written notice of intent not to renew his employment term or Mr. Byrne’s employment terminates earlier as provided in the Agreement.  Under the New Employment Agreement, Mr. Byrne will continue to serve as the Company’s President and Chief Executive Officer, a member of its Board of Directors, and a member of the Board’s Executive Committee.

Pursuant to the New Employment Agreement, Mr. Byrne will be entitled to an annual base salary of at least $410,000; an objective annual cash EBITDA bonus opportunity of up to 100% of his then-current base salary based on the attainment of specified annual EBITDA targets set forth in the New EBITDA Bonus Award Agreement; specified grants of options and restricted stock on the last business day of each year, with the vesting of the restricted stock subject to the achievement of a specified performance condition based on the gross profit of the Company’s lime and limestone operations; and annual discretionary cash bonuses determined by the Compensation Committee of the Board.  In addition, Mr. Byrne will be entitled to participate in the Company’s employee health insurance, life insurance, sick leave, long-term disability, 401(k) plan, and other fringe benefit programs; to receive a payment each January 1 of at least $50,000 to fund a life insurance/retirement/savings arrangement; and to have the Company pay his annual/periodic club membership dues/assessments for a single country club/social club in the Dallas, Texas area.  Mr. Byrne will also be entitled to reimbursement of business expenses, four weeks paid vacation each year, and use of a Company car.

In the event that Mr. Byrne’s employment with the Company terminates during the term of the New Employment Agreement, Mr. Byrne will be entitled to receive certain post-termination base salary and severance payments.  Depending upon the timing and circumstances of Mr. Byrne’s termination, such payments will range from (i) two months’ additional base salary if Mr. Byrne gives at least three months’ prior written notice of his intent to terminate, to (ii) two times Mr. Byrne’s reported taxable income for the prior year if the Company terminates Mr. Byrne’s employment prior to a Change in Control (as defined) or after two years after a Change in Control, to (iii) up to three times Mr. Byrne’s reported taxable income for the prior year if the Company terminates Mr. Byrne’s employment within two years after a Change in Control or Mr. Byrne terminates his employment within nine months after a Change in Control.  All post-termination payments to Mr. Byrne are subject to the limitations of Sections 409A and 280G of the Internal Revenue Code.  Mr. Byrne is entitled to no additional base salary or severance payments if his employment terminates as a result of Cause (as defined), or because of Mr. Byrne’s death or disability.

Under the New Employment Agreement, Mr. Byrne continues to be subject to various confidentiality, covenant not to compete and no raid or solicitation restrictions.  Except for alleged violations by Mr. Byrne of those restrictions, the Company and Mr. Byrne have agreed to arbitrate any disputes that may arise under the Agreement.

ITEM 6:    EXHIBITS

10.1

Employment Agreement, effective as of January 1, 2015, between United States Lime & Minerals, Inc. and Timothy W. Byrne, including Cash Performance Bonus Award Agreement, effective as of January 1, 2015, between United States Lime & Minerals, Inc. and Timothy W. Byrne, set forth as Exhibit A thereto.

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

UNITED STATES LIME & MINERALS, INC.

July 30, 2014	By:	/s/ Timothy W. Byrne
Timothy W. Byrne
President and Chief Executive Officer
(Principal Executive Officer)

July 30, 2014	By:	/s/ M. Michael Owens
M. Michael Owens
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

UNITED STATES LIME & MINERALS, INC.

Quarterly Report on Form 10-Q

Quarter Ended

June 30, 2014

Index to Exhibits

EXHIBIT
NUMBER	DESCRIPTION

10.1

Employment Agreement, effective as of January 1, 2015, between United States Lime & Minerals, Inc. and Timothy W. Byrne, including Cash Performance Bonus Award Agreement, effective as of January 1, 2015, between United States Lime & Minerals, Inc. and Timothy W. Byrne, set forth as Exhibit A thereto.

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.

32.1	Section 1350 Certification by the Chief Executive Officer.

32.2	Section 1350 Certification by the Chief Financial Officer.

95.1	Mine Safety Disclosures.

101	Interactive Data Files.