Form 10-Q
period 2014-09-30
UNITED STATES LIME & MINERALS INC
filed 2014-10-31
CIK 82020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:  As of October 30, 2014, 5,577,569 shares of common stock, $0.10 par value, were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

(Unaudited)

	September 30,	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$58,272	$49,475
Trade receivables, net	19,687	14,097
Inventories	12,859	13,688
Prepaid expenses and other current assets	1,371	1,584
Total current assets	92,189	78,844

Property, plant and equipment	256,298	249,714
Less accumulated depreciation and depletion	(150,653)	(141,227)
Property, plant and equipment, net	105,645	108,487

Other assets, net	161	195

Total assets	$197,995	$187,526

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of debt	$5,000	$5,000
Accounts payable	4,823	5,812
Accrued expenses	4,083	3,536
Total current liabilities	13,906	14,348

Debt, excluding current installments	12,917	16,667
Deferred tax liabilities, net	18,209	17,799
Other liabilities	1,529	1,907
Total liabilities	46,561	50,721

Stockholders’ equity:
Common stock	651	650
Additional paid-in capital	20,141	19,319
Accumulated other comprehensive loss	(1,068)	(1,498)
Retained earnings	181,677	168,133
Less treasury stock, at cost	(49,967)	(49,799)

Total stockholders’ equity	151,434	136,805

Total liabilities and stockholders’ equity	$197,995	$187,526

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share amounts)

(Unaudited)

	THREE MONTHS ENDED				NINE MONTHS ENDED
	September 30,				September 30,
	2014		2013		2014		2013
Revenues
Lime and limestone operations	$37,855	96.9%	$35,498	96.2%	$110,226	96.3%	$99,337	95.8%
Natural gas interests	1,218	3.1%	1,401	3.8%	4,214	3.7%	4,319	4.2%
	39,073	100.0%	36,899	100.0%	114,440	100.0%	103,656	100.0%
Cost of revenues:
Labor and other operating expenses	25,461	65.2%	24,200	65.6%	74,590	65.2%	68,450	66.0%
Depreciation, depletion and amortization	3,729	9.5%	3,589	9.7%	10,952	9.5%	10,841	10.5%
	29,190	74.7%	27,789	75.3%	85,542	74.7%	79,291	76.5%

Gross profit	9,883	25.3%	9,110	24.7%	28,898	25.3%	24,365	23.5%

Selling, general and administrative expenses	2,404	6.2%	2,223	6.0%	7,004	6.1%	6,665	6.4%

Operating profit	7,479	19.1%	6,887	18.7%	21,894	19.2%	17,700	17.1%

Other expense (income):
Interest expense	369	0.9%	451	1.2%	1,176	1.0%	1,405	1.3%
Other, net	10	0.0%	59	0.2%	(43)	(0.0)%	(15)	(0.0)%
	379	0.9%	510	1.4%	1,133	1.0%	1,390	1.3%

Income before income taxes	7,100	18.2%	6,377	17.3%	20,761	18.2%	16,310	15.8%
Income tax expense	1,674	4.3%	1,588	4.3%	5,125	4.5%	4,139	4.0%
Net income	$5,426	13.9%	$4,789	13.0%	$15,636	13.7%	$12,171	11.8%

Income per share of common stock:

Basic	$0.97		$0.86		$2.80		$2.19

Diluted	$0.97		$0.86		$2.80		$2.19

Cash dividend per share of common stock	$0.125		$—		$0.375		$—

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME& MINERALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in thousands)

(Unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30,		September 30,
	2014	2013	2014	2013
Net income	$5,426	$4,789	$15,636	$12,171

Other comprehensive income
Mark to market of interest rate hedges, net of tax expenses of $83 and $81, respectively, for the quarters, and $245 and $310, respectively, for the nine-month periods	145	142	430	542
Total other comprehensive income	145	142	430	542
Comprehensive income	$5,571	$4,931	$16,066	$12,713

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(Unaudited)

	September 30,
	2014	2013
Operating Activities:
Net income	$15,636	$12,171
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	11,091	11,008
Amortization of deferred financing costs	34	34
Deferred income taxes	165	1,297
Loss on sale of property, plant and equipment	54	53
Stock-based compensation	822	684
Changes in operating assets and liabilities:
Trade receivables, net	(5,590)	(3,215)
Inventories	829	577
Prepaid expenses and other current assets	213	(80)
Other assets	1	3
Accounts payable and accrued expenses	(267)	1,515
Other liabilities	298	120
Net cash provided by operating activities	23,286	24,167
Investing Activities:
Purchase of property, plant and equipment	(8,725)	(6,690)
Proceeds from sale of property, plant and equipment	246	78
Net cash used in investing activities	(8,479)	(6,612)
Financing Activities:
Repayment of term loans	(3,750)	(3,750)
Cash dividends paid	(2,092)	—
Purchase of treasury shares	(168)	(212)
Proceeds from exercise of stock options	—	21
Net cash used in financing activities	(6,010)	(3,941)
Net increase in cash and cash equivalents	8,797	13,614
Cash and cash equivalents at beginning of period	49,475	29,787
Cash and cash equivalents at end of period	$58,272	$43,401

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.              Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by United States Lime & Minerals, Inc. (the “Company”) without independent audit.  In the opinion of the Company’s management, all adjustments of a normal and recurring nature necessary to present fairly the financial position, results of operations, comprehensive income and cash flows for the periods presented have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2013.  The results of operations for the three- and nine-month periods ended September 30, 2014 are not necessarily indicative of operating results for the full year.

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

3.              Accounting Policies

Revenue Recognition.  The Company recognizes revenue for its Lime and Limestone Operations in accordance with the terms of its purchase orders, contracts or purchase agreements, which are generally upon shipment, and when payment is considered probable. Revenues include external freight billed to customers with related costs in cost of revenues.  The Company’s returns and allowances are minimal.  External freight billed to customers included in 2014 and 2013 revenues was $7.0 million and $7.1 million for the three-month periods, and $20.4 million and $19.8 for the nine-month periods, respectively, which approximates the amount of external freight included in cost of revenues.  Sales taxes billed to customers are not included in revenues.  For its Natural Gas Interests, the Company recognizes revenue in the month of production and delivery.

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

Fair Values of Financial Instruments.  Fair value is defined as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.”  The Company uses a three-tier fair value hierarchy, which classifies the inputs used in measuring fair values, in determining the fair value of its financial assets and liabilities.  These tiers include:  Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets; Level 2, defined as observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.  There were no changes in the methods and assumptions used in measuring fair value during the period, which include, as of the valuation date, LIBOR rates over the term of the outstanding debt.  The Company’s financial  liabilities measured at fair value on a recurring basis at September 30, 2014 and December 31, 2013 are summarized below (in thousands):

			Significant Other Observable Inputs (Level 2)
	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013	Valuation Technique
Interest rate swap liabilities	$(858)	$(1,533)	$(858)	$(1,533)	Cash flows approach

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

New Accounting Pronouncements.  In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which stipulates that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  To achieve this core principle, an entity should apply the following steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract(s); (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract(s); and (5) recognize revenue when (or as) the entity satisfies a performance obligation.  ASU 2014-09 will be effective for the Company beginning January 1, 2017, with early adoption not permitted.  The Company is currently evaluating the impact of the adoption of ASU 2014-09 on the Company’s Consolidated Financial Statements.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, (“ASU 2014-15”), “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern”. ASU 2014-15 requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern for a period of one year after the date the financial statements are issued and provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. Certain disclosures will be required if conditions give rise to substantial doubt about an entity’s ability to continue as a going concern. ASU 2014-15 applies to all entities and is effective for annual and interim reporting periods ending after December 15, 2016, with early adoption permitted. The Company does not expect that the adoption of this standard will have a material effect on the Company’s Consolidated Financial Statements.

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

The following table sets forth operating results and certain other financial data for the Company’s two business segments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues
Lime and limestone operations	$37,855	35,498	$110,226	99,337
Natural gas interests	1,218	1,401	4,214	4,319
Total revenues	$39,073	36,899	$114,440	103,656
Depreciation, depletion and amortization
Lime and limestone operations	$3,514	3,334	$10,293	10,048
Natural gas interests	215	255	659	793
Total depreciation, depletion and amortization	$3,729	3,589	$10,952	10,841
Gross profit
Lime and limestone operations	$9,271	8,409	$26,637	22,439
Natural gas interests	612	701	2,261	1,926
Total gross profit	$9,883	9,110	$28,898	24,365
Capital expenditures
Lime and limestone operations	$3,171	2,657	$8,702	6,636
Natural gas interests	7	21	23	54
Total capital expenditures	$3,178	2,678	$8,725	6,690

5.     Income Per Share of Common Stock

The following table sets forth the computation of basic and diluted income per common share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income for basic and diluted income per common share	$5,426	4,789	$15,636	12,171
Weighted-average shares for basic income per share	5,578	5,563	5,578	5,560
Effect of dilutive securities:
Employee and director stock options (1)	11	11	10	10
Adjusted weighted-average shares and assumed exercises for diluted income per share	5,589	5,574	5,588	5,570
Basic net income per common share	$0.97	0.86	$2.80	2.19
Diluted net income per common share	$0.97	0.86	$2.80	2.19

(1)  Excludes 15.0 and 9.9 stock options for the 2014 and 2013 periods, respectively, as anti-dilutive because the exercise price exceeded the average per share market price for the periods presented.

6.     Accumulated Other Comprehensive Loss

The following table presents the components of comprehensive income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$5,426	4,789	$15,636	12,171
Reclassification to interest expense	225	287	710	873
Deferred income tax expense	(83)	(81)	(245)	(310)
Mark to market of interest rate hedges	3	(64)	(35)	(21)
Comprehensive income	$5,571	4,931	$16,066	12,713

Amounts reclassified to interest expense were for payments made by the Company pursuant to the Company’s interest rate hedges.

Accumulated other comprehensive loss consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Mark to market of interest rate hedges, net of tax benefit	$(547)	$(977)
Minimum pension liability adjustments, net of tax benefit	(521)	(521)
Accumulated other comprehensive loss	$(1,068)	$(1,498)

7.     Inventories

Inventories are valued principally at the lower of cost, determined using the average cost method, or market.   Costs for raw materials and finished goods include materials, labor, and production overhead.   Inventories consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Lime and limestone inventories:
Raw materials	$5,112	$6,203
Finished goods	2,237	2,284
	7,349	8,487
Service parts inventories	5,510	5,201
	$12,859	$13,688

8.              Banking Facilities and Debt

The Company’s credit agreement includes a ten-year $40 million term loan (the “Term Loan”), a ten-year $20 million multiple draw term loan (the “Draw Term Loan”) and a $30 million revolving credit facility (the “Revolving Facility”) (collectively, the “Credit Facilities”).  At September 30, 2014, the Company had $0.7 million of letters of credit issued, which count as draws under the Revolving Facility.  Pursuant to a security agreement, dated August 25, 2004, the Credit Facilities are secured by the Company’s existing and hereafter acquired tangible assets, intangible assets and real property.

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

The hedges have been effective as defined under applicable accounting rules.  Therefore, changes in fair value of the interest rate hedges are reflected in comprehensive income (loss).  The Company will be exposed to credit losses in the event of non-performance by the counterparty to the hedges.   The Company’s mark to market of its interest rate hedges, at September 30, 2014 and December 31, 2013, resulted in liabilities of $0.9 million and $1.5 million, respectively, which are included in accrued expenses ($0.7 million and $0.9 million, respectively) and other liabilities ($0.2 million and $0.6 million, respectively) on the Company’s Condensed Consolidated Balance Sheets.  The Company paid $0.2 million  and $0.7 million in quarterly settlement payments pursuant to its hedges during the three- and nine-month periods ended September 30, 2014, respectively, compared to payments of $0.3 million and $0.9 million in the comparable prior year three- and nine-month periods, respectively.  These payments were included in interest expense in the Condensed Consolidated Statements of Operations.

A summary of outstanding debt at the dates indicated is as follows (in thousands):

	September 30,	December 31,
	2014	2013
Term Loan	$10,834	$13,334
Draw Term Loan	7,083	8,333
Revolving Facility (1)	—	—
Subtotal	17,917	21,667
Less current installments	5,000	5,000
Debt, excluding current installments	$12,917	$16,667

(1) The Company had letters of credit totaling $0.7 million issued on the Revolving Facility at both September 30, 2014 and December 31, 2013.

As the Company’s debt bears interest at floating rates, the Company estimates that the carrying values of its debt at September 30, 2014 and December 31, 2013 approximate fair value.

9. Income Taxes

The Company has estimated that its effective income tax rate for 2014 will be approximately 24.7%.  As in prior periods, the primary reason for the effective rate being below the federal statutory rate is due to statutory depletion, which is allowed for income tax purposes and is a permanent difference between net income for financial reporting purposes and taxable income.

10. Dividends

On September 19, 2014, the Company paid $0.7 million in cash dividends, based on a dividend of $0.125 (12.5 cents) per share on its common stock, to shareholders of record at the close of business on August 29, 2014. On each of March 20 and June 20, 2014, the Company paid $0.7 million in cash dividends, based on a dividend of $0.125 (12.5 cents) per share on its common stock, to shareholders of record at the close of business on February 28 and May 30, 2014, respectively.

11. Subsequent Events

On October 29, 2014, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.125 (12.5 cents) per share on the Company’s common stock.  This dividend is payable on December 18, 2014 to shareholders of record at the close of business on November 28, 2014.

ITEM 2:                         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements.   Any statements contained in this Report that are not statements of historical fact are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995.  Forward-looking statements in this Report, including without limitation statements relating to the Company’s plans, strategies, objectives, expectations, intentions, and adequacy of resources, are identified by such words as “will,” “could,” “should,” “would,”  “believe,” “possible,” “potential,” “expect,” “intend,” “plan,” “schedule,” “estimate,” “anticipate,” and “project.”  The Company undertakes no obligation to publicly update or revise any forward-looking statements.  The Company cautions that forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from expectations, including without limitation the following:  (i) the Company’s plans, strategies, objectives, expectations, and intentions are subject to change at any time at the Company’s discretion; (ii) the Company’s plans and results of operations will be affected by its ability to maintain and manage its growth; (iii) the Company’s ability to meet short-term and long-term liquidity demands, including servicing the Company’s debt, meeting the Company’s operating and capital needs, including for possible modernization and development projects and acquisitions, and paying dividends, conditions in the credit and equity markets, and changes in interest rates on the Company’s debt, including the ability of the Company’s customers and the counterparty to the Company’s interest rate hedges to meet their obligations;  (iv) interruptions to operations and increased expenses at its facilities resulting from changes in mining methods or conditions, variability of chemical or physical properties of the Company’s limestone and its impact on process equipment and product quality, inclement weather conditions, natural disasters, accidents, IT systems failures or disruptions, including due to cybersecurity incidents, or regulatory requirements; (v) increased coal, petroleum coke, diesel, natural gas, electricity, transportation and freight costs and the consistent availability of trucks and rail cars to deliver the Company’s products to its customers and solid fuels to its plants on a timely basis; (vi) unanticipated delays, difficulties in financing, technical feasibility issues or cost overruns in completing modernization and expansion and development projects; (vii) the Company’s ability to expand its Lime and Limestone Operations through acquisitions of businesses with related or similar operations, including obtaining financing for such acquisitions, and to successfully integrate acquired operations and sell the increased production at acceptable prices; (viii) inadequate demand and/or prices for the Company’s lime and limestone products due to the state of the U.S. economy, recessionary pressures in particular industries, including highway, road and building construction, steel, and oil and gas services, effects of governmental fiscal and budgetary constraints and legislative impasses, and inability to continue to increase or maintain prices for the Company’s products; (ix) uncertainties of development, production, pipeline capacity, prices and regulations with respect to the Company’s Natural Gas Interests, including the absence of drilling activities on the Company’s O & G Properties, unitization of existing wells, inability to explore for new reserves, declines in production rates and plugging and abandoning of existing wells; (x) ongoing and possible new regulations, investigations, enforcement actions and costs, legal expenses, penalties, fines, assessments, litigation, judgments and settlements, taxes and disruptions and limitations of operations, including those related to climate change and health and safety and those that could impact the Company’s ability to continue or renew its operating permits; and (xi) other risks and uncertainties set forth in this Report or indicated from time to time in the Company’s filings with the Securities and Exchange Commission (the “SEC”), including the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

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

Revenues from the Company’s Lime and Limestone Operations increased 6.6% and 11.0% in the third quarter and first nine months 2014, respectively, as compared to last year’s comparable periods, primarily because of increased sales volumes of approximately 5.1% and 9.5%, respectively, for the Company’s lime and limestone products.  The increased sales volume in the third quarter and the first nine months 2014 resulted from increased sales volumes to the Company’s construction, oil and gas services and industrial customers, compared to the comparable 2013 periods.  In addition, in the first nine months 2014 a portion of the increase in lime and limestone sales volumes resulted from lime sales to another lime producer for delivery to its customers, which sales primarily occurred in the second quarter 2014 and ceased in August 2014.  Also contributing to the increased revenues in the 2014 periods were average product price increases of approximately 1.5% realized for the Company’s lime and limestone products in both the third quarter and first nine months 2014, compared to the comparable 2013 periods. With the increased demand for delivery services by other industries and new Department of Transportation rules regarding hours of service for truck drivers, the Company remains concerned about the consistent availability of truck transportation to deliver its products to its customers.  In addition, although legislation was enacted in August 2014 to provide funding for the Highway Trust Fund through May 31, 2015, the Company remains concerned about the possible adverse impact on demand from its construction customers of the Congress’s continued inability to enact legislation providing long-term funding for the Highway Trust Fund.

The Company’s gross profit from its Lime and Limestone Operations increased by 10.3% and 18.7% in the third quarter and the first nine months 2014, respectively, compared to the comparable 2013 periods.  The increased gross profit for the Company’s Lime and Limestone Operations in the 2014 periods resulted primarily from the increased revenues discussed above.

Revenues from the Company’s Natural Gas Interests decreased 13.1% in the third quarter 2014, compared to the comparable 2013 quarter, due to decreased production volumes (approximately 12.5%) resulting from the normal declines in production rates on the Company’s 39 existing natural gas wells and lower natural gas prices (approximately 0.6%).  Revenues from Natural Gas Interests decreased 2.4% in the first nine months 2014, compared to the comparable 2013 period, resulting from decreased production volumes (approximately 16.7%), partially offset by higher natural gas prices (approximately 14.3%).  The Company’s gross profit from its Natural Gas Interests decreased to $0.6 million in the third quarter 2014, from $0.7 million in the comparable 2013 quarter, and increased to $2.3 million in the first nine months 2014, from $1.9 million in the comparable 2013 period.

The Company paid its regular quarterly cash dividend of $0.125 (12.5 cents) per share on its common stock in each of the first three quarters 2014.  On October 29, 2014, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.125 (12.5 cents) per share on the Company’s common stock.  This dividend is payable on December 18, 2014 to shareholders of record at the close of business on November 28, 2014.

Liquidity and Capital Resources.

Net cash provided by operating activities was $23.3 million in the first nine months 2014, compared to $24.2 million in the comparable 2013 period, a decrease of $0.9 million, or 3.6%.  This decrease resulted from changes in working capital.  Net cash provided by operating activities is composed of net income, depreciation, depletion and amortization (“DD&A”), deferred income taxes and other non-cash items included in net income, and changes in working capital.  In the first nine months 2014, cash provided by operating activities was principally composed of $15.6 million net income and $11.1 million DD&A, compared to $12.2 million net income and $11.0 million DD&A in the first nine months 2013.  The most significant changes in working capital items in the first nine months 2014 were a net increase in trade receivables of $5.6 million and a decrease in inventories of $0.8 million.  The most significant changes in working capital items in the first nine months 2013 were net increases in trade receivables and accounts payable and accrued expenses of $3.2 million and $1.5 million, respectively, and a $0.6 million decrease in inventories. The net increases in trade receivables in the 2014 and 2013 periods primarily resulted from increases in revenues in the third quarters 2014 and 2013, compared to the fourth quarters 2013 and 2012, respectively.

The Company had $8.7 million in capital expenditures in the first nine months 2014, compared to $6.7 million in the comparable period last year.

Net cash used in financing activities was $6.0 million and $3.9 million in the 2014 and 2013 first nine-month periods, respectively, consisting primarily of repayments of $3.8 million of term loan debt in each of the first nine months 2014 and 2013 and $0.2 million for purchase of treasury shares in each of the first nine months 2014 and 2013.  Additionally, the Company paid $2.1 million in dividends during the first nine months 2014.  Cash and cash equivalents increased $8.8 million to $58.3 million at September 30, 2014 from $49.5 million at December 31, 2013.

The Company’s credit agreement includes a ten-year $40 million term loan (the “Term Loan”), a ten-year $20 million multiple draw term loan (the “Draw Term Loan”) and a $30 million revolving credit facility (the “Revolving Facility”) (collectively, the “Credit Facilities”).  At September 30, 2014, the Company had $0.7 million of letters of credit issued, which count as draws under the Revolving Facility.  Pursuant to a security agreement, dated August 25, 2004, the Credit Facilities are secured by the Company’s existing and hereafter acquired tangible assets, intangible assets and real property.

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

The hedges have been effective as defined under applicable accounting rules.  Therefore, changes in fair value of the interest rate hedges are reflected in comprehensive income (loss).  The Company will be exposed to credit losses in the event of non-performance by the counterparty to the hedges.   The Company’s mark to market of its interest rate hedges, at September 30, 2014 and December 31, 2013, resulted in liabilities of $0.9 million and $1.5 million, respectively, which are included in accrued expenses ($0.7 million and $0.9 million, respectively) and other liabilities ($0.2 million and $0.6 million, respectively) on the Company’s Condensed Consolidated Balance Sheets.  The Company paid $0.2 million and $0.7 million in quarterly settlement payments pursuant to its hedges during the three- and nine-month periods ended September 30, 2014, respectively, compared to payments of $0.3 million and $0.9 million in the comparable prior year three- and nine-month periods, respectively.  These payments were included in interest expense in the Condensed Consolidated Statements of Operations.

The Company is not contractually committed to any planned capital expenditures for its Lime and Limestone Operations until actual orders are placed for equipment.  As of September 30, 2014, the Company had no material open orders or commitments that are not included in current liabilities on the September 30, 2014 Condensed Consolidated Balance Sheet.

As of September 30, 2014, the Company had $17.9 million in total debt outstanding and no draws on its $30 million Revolving Facility other than the $0.7 million of letters of credit.  The Company believes that cash on hand and cash generated from operations will be sufficient to meet the Company’s operating needs, ongoing capital needs, including the capital for possible modernization and development projects and acquisitions, debt service needs and liquidity needs and pay regular cash dividends for the near future.

Results of Operations.

Revenues in the third quarter 2014 increased to $39.1 million from $36.9 million in the comparable 2013 quarter, an increase of $2.2 million, or 5.9%.  Revenues from the Company’s Lime and Limestone Operations in the third quarter 2014 increased $2.4 million, or 6.6%, to $37.9 million from $35.5 million in the comparable 2013 quarter, while revenues from its Natural Gas Interests decreased $0.2 million, or 13.1%, to $1.2 million from $1.4 million in the comparable prior year quarter.  In the first nine months 2014, revenues increased to $114.4 million from $103.7 million in the comparable 2013 period, an increase of $10.8 million, or 10.4%.  Revenues from the Company’s Lime and Limestone Operations in the first nine months 2014 increased $10.9 million, or 11.0%, to $110.2 million from $99.3 million in the comparable 2013 period, while revenues from its Natural Gas Interests decreased $0.1 million, or 2.4%, to $4.2 million from $4.3 million in the comparable prior year period.

As discussed above, the increases in Lime and Limestone Operations revenues in the third quarter and first nine months 2014 as compared to last year’s comparable periods resulted primarily from increased sales volumes of the Company’s lime and limestone products and slight increases in prices realized for the Company’s lime and limestone products. Production volumes from the Company’s Natural Gas Interests in the third quarter 2014 totaled 209 thousand MCF, sold at an average price of $5.84 per MCF, compared to 239 thousand MCF, sold at an average price of $5.87 per MCF, in the comparable 2013 quarter.  Production volumes in the first nine months 2014 from Natural Gas Interests totaled 641 thousand MCF, sold at an average price of $6.57 per MCF, compared to the first nine months 2013 when 751 thousand MCF was produced and sold at an average price of $5.75 per MCF.  The Company’s average price per MCF for the first nine months 2014 was higher than the average price for the comparable 2013 period primarily due to increases in natural gas prices in the first six months 2014.

The Company’s gross profit was $9.9 million in the third quarter 2014, compared to $9.1 million in the comparable 2013 quarter, an increase of $0.8 million, or 8.5%. Gross profit in the first nine months 2014 was $28.9 million, an increase of $4.5 million, or 18.6%, from $24.4 million in the first nine months 2013.

Included in gross profit in the third quarter and first nine months 2014 were $9.3 million and $26.6 million, respectively, from the Company’s Lime and Limestone Operations, compared to $8.4 million and $22.4 million, respectively, in the comparable 2013 periods.  The Company’s gross profit margin from its Lime and Limestone Operations increased to 24.5% and 24.2% in the third quarter and first nine months 2014, respectively, from 23.7% and 22.6% in the third quarter and first nine months 2013, respectively. The increased gross profit and gross profit margin as a percent of revenues for the Company’s Lime and Limestone Operations in the 2014 periods resulted primarily from the increases in revenues discussed above.

Gross profit from the Company’s Natural Gas Interests was $0.6 million and $2.3 million in the third quarter and first nine months 2014, respectively, compared to $0.7 million and $1.9 million, in the comparable 2013 periods.

Selling, general and administrative expenses (“SG&A”) were $2.4 million in the third quarter 2014, an increase of $0.2 million, or 8.1%, compared to $2.2 million in the third quarter 2013.  As a percentage of revenues, SG&A increased to 6.2% in the 2014 quarter, compared to 6.0% in the comparable 2013 quarter.  SG&A was $7.0 million and $6.7 million in the first nine months 2014 and 2013, respectively, an increase of $0.3 million, or 5.1%.  As a percentage of revenues, SG&A in the first nine months 2014 decreased to 6.1%, compared to 6.4% in the comparable 2013 period.

Interest expense in the third quarter 2014 decreased $0.1 million, or 18.2%, to $0.4 million from $0.5 million in the third quarter 2013.  Interest expense decreased $0.2 million, or 16.3%, in the first nine months 2014 to $1.2 million from $1.4 million in the first nine months 2013.  The decreases in interest expense in the 2014 periods resulted from decreased average outstanding debt in each period due to the repayment of debt since September 30, 2013.  Interest expense included payments of $0.2 million and $0.7 million on the Company’s interest rate hedges during the three- and nine-month periods ended September 30, 2014, respectively, compared to payments of $0.3 million and $0.9 million in the comparable prior year three- and nine-month periods, respectively.

Income tax expense increased to $1.7 million in the third quarter 2014 from $1.6 million in the third quarter 2013, an increase of $0.1 million, or 5.4%.   In the first nine months 2014, income tax expense increased to $5.1 million from $4.1 million in the comparable 2013 period, an increase of $1.0 million, or 23.8%.  The increases in income taxes in the 2014 periods were principally due to increases in the Company’s income before income taxes.

The Company’s net income was $5.4 million ($0.97 per share diluted) in the third quarter 2014, compared to net income of $4.8 million ($0.86 per share diluted) in the third quarter 2013, an increase of $0.6 million, or 13.3%.  Net income in the first nine months 2014 was $15.6 million ($2.80 per share diluted), an increase of $3.5 million, or 28.5%, compared to the first nine months 2013 net income of $12.2 million ($2.19 per share diluted).

ITEM 3:                         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk.

The Company is exposed to changes in interest rates, primarily as a result of floating interest rates on the Term Loan, Draw Term Loan and Revolving Facility.  At September 30, 2014, the

Company had $17.9 million of indebtedness outstanding under floating rate debt. The Company has entered into interest rate hedge agreements to swap floating rates for fixed rates at 4.695%, plus the applicable LIBOR margin, through maturity on the Term Loan balance of $10.8 million, 4.875%, plus the applicable LIBOR margin, on $5.3 million of the Draw Term Loan balance and 5.50%, plus the applicable LIBOR margin, on $1.8 million of the Draw Term Loan balance.  There was no outstanding balance on the Revolving Facility subject to interest rate risk at September 30, 2014.  Any future borrowings under the Revolving Facility would be subject to interest rate risk.  See Note 8 of Notes to Condensed Consolidated Financial Statements.

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

PART II.                       OTHER INFORMATION

ITEM 4:                         MINE SAFETY DISCLOSURES

Under Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of SEC Regulation S-K, each operator of a coal or other mine is required to include disclosures regarding certain mine safety results in its periodic reports filed with the SEC.  The operation of the Company’s quarries, underground mine and plants is subject to regulation by the federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977.  The required information regarding certain mining safety and health matters, broken down by mining complex, for the quarter ended September 30, 2014 is presented in Exhibit 95.1 to this Report.

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

UNITED STATES LIME & MINERALS, INC.

October 31, 2014	By:	/s/ Timothy W. Byrne
Timothy W. Byrne
President and Chief Executive Officer
(Principal Executive Officer)

October 31, 2014	By:	/s/ M. Michael Owens
M. Michael Owens
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

UNITED STATES LIME & MINERALS, INC.

Quarterly Report on Form 10-Q

Quarter Ended

September 30, 2014

Index to Exhibits

EXHIBIT
NUMBER	DESCRIPTION

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.

32.1	Section 1350 Certification by the Chief Executive Officer.

32.2	Section 1350 Certification by the Chief Financial Officer.

95.1	Mine Safety Disclosures.

101	Interactive Data Files.