Form 10-K
period 2014-12-31
UNITED STATES LIME & MINERALS INC
filed 2015-03-06
CIK 82020

Use these links to rapidly review the document

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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

         Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Exchange Act. Yes ☐    No☒

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

         Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of Common Stock held by non-affiliates computed as of the last business day of the Registrant's quarter ended June 30, 2014: $130,015,190.

         Number of shares of Common Stock outstanding as of March 5, 2015: 5,597,706.

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

        Product Sales.    In 2014, the Company sold almost all of its lime and limestone products in the states of Arizona, Arkansas, Colorado, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Mississippi, Missouri, New Mexico, Oklahoma, Pennsylvania, Tennessee, and Texas. Sales were made primarily by the Company's nine sales employees who call on current and potential customers and solicit orders, which are generally made on a purchase-order basis. The Company also receives orders in response to bids that it prepares and submits to current and potential customers.

        Principal customers for the Company's lime and limestone products are construction customers (including highway, road and building contractors), metals producers (including steel producers), environmental customers (including municipal sanitation and water treatment facilities and flue gas treatment processes), oil and gas services companies, industrial customers (including paper manufacturers and glass manufacturers), roof shingle manufacturers and poultry and cattle feed producers. During 2014, the strongest demand for the Company's lime and limestone products was from construction customers, industrial customers, environmental customers, metals producers, oil and gas services companies and roof shingle manufacturers.

        Approximately 700 customers accounted for the Company's sales of lime and limestone products during 2014. No single customer accounted for more than 10% of such sales. The Company is generally not subject to significant customer demand and credit risks as its customers are considerably diversified as to geographic location and industrial concentration. However, given the nature of the lime and limestone industry, the Company's profits are very sensitive to changes in sales volume and prices.

        Lime and limestone products are transported by truck and rail to customers generally within a radius of 400 miles of each of the Company's plants. All of the Company's 2014 sales were made within the United States.

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

        Texas Lime operates a quarry, located on approximately 3,200 acres of land that contains known high-quality limestone reserves in a bed averaging 28 feet in thickness, with an overburden that ranges from 0 to 50 feet. Texas Lime also has mineral interests in approximately 560 acres of land adjacent to the northwest boundary of its property. The reserves, as of December 31, 2014, were approximately 20 million tons of proven recoverable reserves plus approximately 80 million tons of probable recoverable reserves. Assuming the current level of production and recovery rate is maintained, the Company estimates that these reserves are sufficient to sustain operations for more than 75 years.

        Arkansas Lime operates two quarries and has hydrated lime and limestone production facilities on a second site linked to the quarries by its own standard-gauge railroad. The quarries cover approximately 1,050 acres of land located in Independence County, Arkansas containing a known deposit of high-quality limestone reserves (the "Batesville Quarry"). The average thickness of the high-quality limestone bed is approximately 60 feet, with an average overburden thickness of approximately 30 feet. The reserves for the Batesville Quarry, as of December 31, 2014, were approximately 15 million tons of proven recoverable reserves. In 2005, the Company acquired approximately 2,500 acres of land in nearby Izard County, Arkansas (the "North Quarry"). The high-quality reserves on these 2,500 acres, as of December 31, 2014, were approximately 76 million tons of probable recoverable reserves. The Company continues to assess the costs required to improve the transportation infrastructure between the North Quarry and Arkansas Lime's production facilities and other development costs to prepare the North Quarry for mining. Assuming the current level of production and recovery rate is maintained, the Company estimates that its total reserves in Arkansas are sufficient to sustain operations for more than 60 years.

        St. Clair, acquired by the Company in December 2005, operates an underground mine located on approximately 700 acres it owns containing high-quality limestone reserves. The reserves, as of December 31, 2014, were approximately 12 million tons of probable recoverable reserves on the 500 acres. Assuming the current level of production and recovery rate is maintained, the Company estimates that the probable recoverable reserves are sufficient to sustain operations for more than 25 years. In addition, St. Clair also has the right to mine the high-quality limestone contained in approximately 1,500 adjacent acres pursuant to long-term mineral leases. Although limestone is being mined from a portion of the leased properties, the Company has not conducted a drilling program to identify and categorize reserves on the 1,500 leased acres.

        During 2014, the Company produced approximately 3 million tons of limestone from its quarries and mine.

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

        Quarrying and Mining.    The Company extracts limestone by the open-pit method at its Texas and Arkansas quarries. The Monarch Pass Quarry is also an open-pit quarry, but is not being mined at this time. The open-pit method consists of removing any overburden comprising soil and other substances, including inferior limestone, and then extracting the exposed high-quality limestone. The Company removes such overburden by utilizing both its own employees and equipment and those of outside contractors. Open-pit mining is generally less expensive than underground mining. The principal disadvantage of the open-pit method is that operations are subject to inclement weather and overburden removal. The limestone is extracted by drilling and blasting, utilizing standard mining equipment. At its St. Clair underground mine, the Company mines limestone using room and pillar mining. The Company has no knowledge of any recent changes in the physical quarrying or mining conditions on any of its properties that have materially affected its quarrying or mining operations, and no such changes are anticipated.

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

        The St. Clair plant has an annual capacity of approximately 180 thousand tons of quicklime from two rotary kilns, one of which is not a preheater kiln. The plant also has PLS equipment, which has the capacity to produce approximately 150 thousand tons of PLS annually. In the fourth quarter 2013, the Company received the necessary air permit from the Oklahoma Department of Environmental Quality to replace the non-preheater kiln with the construction of a new, more fuel-efficient kiln. The Company continues to assess the technical feasibility, economics and market demand before making a decision regarding the modernization of the St. Clair plant.

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

        Colorado Lime operates a limestone grinding and bagging facility with an annual capacity of approximately 125 thousand tons, located on approximately three and one-half acres of land in Delta, Colorado, and a limestone drying, grinding and bagging facility, with an annual capacity of approximately 40 thousand tons, located on eight acres of land in Salida, Colorado. The Salida property is leased from the Union Pacific Railroad for a five-year term ending June 2019.

        During 2014, the Company's utilization rate was approximately 67% of its aggregate approximate annual production capacity for the plants in its Lime and Limestone Operations.

        U.S. Lime Company ("US Lime") uses quicklime to produce lime slurry and has one facility to serve the Greater Houston area construction market and three facilities to serve the Dallas-Ft. Worth Metroplex. The Company established U.S. Lime Company—Transportation ("Transportation") primarily to deliver the Company's products to its customers and facilities in the Dallas-Ft. Worth Metroplex. In December 2014, US Lime acquired the land and buildings, and Transportation acquired the trucks, trailers and other equipment, owned by a Houston, Texas trucking company operation that had exclusively delivered the Company's products to its customers and slurry facilities. The land purchased included the site leased for US Lime's Houston slurry facility. Transportation will utilize the acquired assets to deliver its products to the Company's customers and facilities and currently does not anticipate hauling for third parties.

        U.S. Lime Company—Shreveport operates a distribution terminal in Shreveport, Louisiana, which is connected to a railroad, to provide lime storage, hydrating, slurrying and distribution capacity to service markets in Louisiana and East Texas.

        The Company believes that its plants and facilities are adequately maintained and insured.

        Employees.    At December 31, 2014, the Company employed 313 persons and is a party to two collective bargaining agreements. The collective bargaining agreements for our Arkansas and Texas facilities expire in January and November 2017, respectively. The Company believes that its employee relations are good.

        Competition.    The lime industry is highly regionalized and competitive, with quality, price, ability to meet customer demands and specifications, proximity to customers, personal relationships and timeliness of deliveries being the prime competitive factors. The Company's competitors are predominantly private companies.

        The lime industry is characterized by high barriers to entry, including: the scarcity of high-quality limestone deposits on which the required zoning and permitting for extraction can be obtained; the need for lime plants and facilities to be located close to markets, paved roads and railroad networks to enable cost-effective production and distribution; clean air and anti-pollution regulations, including those related to greenhouse gas emissions, which make it more difficult to obtain permitting for new sources of emissions, such as lime kilns; and the high capital cost of the plants and facilities. These considerations reinforce the premium value of operations having permitted, long-term, high-quality limestone reserves and good locations and transportation relative to markets.

        Lime producers tend to be concentrated on known high-quality limestone formations where competition takes place principally on a regional basis. The industry as a whole has expanded its customer base and, while the steel industry and environmental-related users, including utility plants, are the largest market sectors, it also counts chemical users and other industrial users, including paper manufacturers and highway, road and building contractors, among its major customers.

        Consolidation in the lime industry has left the three largest companies accounting for more than two-thirds of North American production capacity. In addition to the consolidations, and often in conjunction with them, many lime producers have undergone modernization and expansion and development projects to upgrade their processing equipment in an effort to improve operating efficiency. The Company's Texas and Arkansas modernization and expansion projects, its acquisitions of the St. Clair operations in Oklahoma and the lime slurry operations in Texas, and its development projects in Arkansas should allow the Company to continue to remain competitive, protect its markets and position itself for the future. In addition, the Company will continue to evaluate internal and external opportunities for expansion, growth and increased profitability, as conditions warrant or opportunities arise. The Company may have to revise its strategy or otherwise find ways to enhance the value of the Company, including entering into strategic partnerships, mergers or other transactions.

        Impact of Environmental Laws.    The Company owns or controls large areas of land, upon which it operates limestone quarries, an underground mine, lime plants and other facilities with inherent environmental responsibilities and environmental compliance costs and liabilities, including capital, maintenance and operating costs with respect to pollution control facilities, the cost of ongoing monitoring programs, the cost of reclamation and remediation efforts and other similar environmental costs and liabilities.

        The Company's operations are subject to various federal, state, and local laws and regulations relating to the environment, health and safety, and other regulatory matters, including the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act and the Comprehensive Environmental Response, Compensation, and Liability Act ("Environmental Laws"). These Environmental Laws grant the United States Environmental Protection Agency (the "EPA") and state governmental agencies the authority to promulgate regulations that could result in substantial expenditures on pollution control, waste management and permitting and compliance activities. The Company has not been named as a potentially responsible party in any federal superfund cleanup site or state-led cleanup site.

        The rate of change of Environmental Laws continues to be rapid, and compliance can require significant expenditures. For example, federal legislation required the Company's plants with operating kilns to apply for Title V operating permits that have significant ongoing compliance monitoring costs. In addition to the Title V permits, other environmental operating permits are required for the Company's operations, and such permits are subject to modification during the permit renewal process, and to revocation. Raw materials and fuels used to manufacture lime products contain chemicals and compounds, such as trace metals, that may be classified as hazardous substances. In December 2014, the EPA issued a proposed rule revising the primary and secondary National Ambient Air Quality Standards ("NAAQS") for ozone, and the agency is currently receiving public comments on the proposal. At this point, it is unclear whether the EPA will issue a final rule revising the ozone NAAQS and, if so, the form and impact of any such revisions. It is possible, however, that revisions to the ozone NAAQS could result in increased compliance costs and liabilities. In 2010, the EPA adopted new NAAQS for sulfur dioxide and nitrogen dioxide. If the Company modifies any of its lime plants, the New Source Review (discussed below) permitting process may entail modeling and, potentially, installation of additional emission controls to demonstrate compliance with those new NAAQS.

        As of January 1, 2010, the EPA required large emitters of greenhouse gases, including the Company's plants, to collect and report greenhouse gas emissions data. The EPA indicated it will use the data collected through the greenhouse gas reporting rules to decide whether to promulgate future greenhouse gas emission limits or possible taxes. On May 13, 2010, the EPA issued a final rule "tailoring" its New Source Review permitting and Federal Operating Permit programs to apply to facilities with certain thresholds of greenhouse gas emissions. The emission rates are determined based upon the CO2 equivalent ("CO2e") of six greenhouse gases. The first phase of the "Tailoring Rule," known as Step 1, required existing facilities subject to federal New Source Review for pollutants other than greenhouse gases to include greenhouse gases in their permits if greenhouse gas emissions will increase by 75,000 tons or more per year beginning January 2, 2011. In July 2011, Step 2 of the Tailoring Rule extended New Source Review and Federal Operating Permits to new sources that emit or have the potential to emit at least 100,000 tons per year CO2e or existing sources that emit at that level and that undertake modifications that increase emissions by at least 75,000 tons per year CO2e. On June 29, 2012, the EPA issued its final regulation for Step 3 of the Tailoring Rule, whereby it decided to retain the Step 2 applicability thresholds. The Tailoring Rule was challenged in court, and on June 23, 2014, the United States Supreme Court struck down the Tailoring Rule in Utility Air Regulatory Group v. Environmental Protection Agency. In its decision, the Court held that the EPA may not impose permitting requirements on facilities based solely on their emissions of greenhouse gasses. But, the Court also held that the EPA may regulate greenhouse gas emissions if a facility is otherwise subject to permitting based on the emissions of conventional, non-greenhouse gas pollutants. Thus, any new facilities or major modifications to existing facilities that exceed the federal New Source Review emission thresholds for conventional pollutants may be required to use "best available control technology" and energy efficiency measures to minimize greenhouse gas emissions. On May 3, 2011, the EPA finalized a partial disapproval of the Texas Prevention of Significant Deterioration State Implementation Program ("Texas SIP"), which established the EPA as the permitting authority for greenhouse gas emitting sources in Texas. In 2013, the Texas legislature passed a law giving the TCEQ the authority to regulate greenhouse gas emissions.

        On February 4, 2014, the EPA Regional Administrator for Region 6 (which includes Texas) delegated authority for greenhouse permitting to the State of Texas. On November 10, 2014, the EPA published final approval of the Texas SIP to clarify that all new or modified Prevention of Significant Deterioration ("PSD") permits must undergo Best Available Control Technology review for greenhouse gasses. But, the EPA did not act on provisions of the Texas SIP that were affected by the Supreme Court's decision in Utility Air Regulatory Group, specifically, provisions requiring PSD permits solely on the basis of greenhouse gas emissions.

        Although the timing and impact of climate change legislation and of regulations limiting greenhouse gas emissions are uncertain, the consequences of such legislation and regulation are potentially significant for the Company because the production of CO2 is inherent in the manufacture of lime through the calcination of limestone and combustion of fossil fuels. The Utility Air Regulatory Group decision and subsequent litigation and regulatory actions could affect New Source Review permitting and, thereby, increase the time and costs of plant upgrades and expansions. The passage of climate change legislation, and other regulatory initiatives by the Congress, the states or the EPA that restrict or tax emissions of greenhouse gases, could adversely affect the Company. There is no assurance that changes in the law or regulations will not be adopted, such as the imposition of a carbon tax, a cap-and-trade program requiring the Company to purchase carbon credits, or other measures that would require reductions in emissions or changes to raw materials, fuel use or production rates, that could have a material adverse effect on the Company's financial condition, results of operations, cash flows and competitive position.

        In the courts, several cases have been filed and decisions issued that may increase the risk of claims being filed by third parties against companies for their greenhouse gas emissions. Such cases may seek to challenge air permits, to force reductions in greenhouse gas emissions or to recover damages for alleged climate change impacts to the environment, people and property.

        The Company incurred capital expenditures related to environmental matters of approximately $1.0 million, $0.4 million and $0.4 million in 2014, 2013 and 2012, respectively. The Company's recurring costs associated with managing environmental permitting and waste recycling and disposal (e.g., used oil and lubricants) and maintaining pollution control equipment amounted to approximately $0.9 million, $0.8 million and $0.9 million in 2014, 2013 and 2012, respectively.

        The Company recognizes legal reclamation and remediation obligations associated with the retirement of long-lived assets at their fair value at the time the obligations are incurred ("Asset Retirement Obligations" or "AROs"). Over time, the liability for AROs is recorded at its present value each period through accretion expense, and the capitalized cost is amortized over the useful life of the related asset. Upon settlement of the liability, the Company either settles the ARO for its recorded amount or recognizes a gain or loss. AROs are estimated based on studies and the Company's process knowledge and estimates, and are discounted using an appropriate interest rate. The AROs are adjusted when further information warrants an adjustment. The Company believes its accrual of $1.3 million for AROs at December 31, 2014 is reasonable.

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

        Hydraulic fracturing is a technique used to produce oil and natural gas from shale, including the Barnett Shale Formation. The drilling on the Company's O & G Properties involves hydraulic fracturing. On April 18, 2012, the EPA issued new final regulations under the New Source Performance Standards and National Emission Standards for Hazardous Air Pollutants. The new regulations are designed to reduce volatile organic compound emissions from hydraulically fractured oil and natural gas wells and other equipment associated with oil and gas development. Since January 2015, owners and operators of newly hydraulically fractured wells must use so-called "green completion" technology to reduce emissions during completion activities.

        Hydraulic fracturing has historically been regulated by state oil and natural gas commissions. However, the EPA has asserted federal regulatory authority over certain hydraulic fracturing activities involving diesel under the Safe Drinking Water Act ("SDWA"). In February 2014, the EPA issued permitting guidance for oil and gas hydraulic fracturing activities using diesel fuels, which included a broad definition of diesel covering a variety of oils that are not diesel but that have similar carbon-chain molecules. The EPA has also stated that it plans to investigate the treatment of wastewater from hydraulic fracturing for the purpose of setting new standards for discharges from natural gas drilling to publicly owned treatment works. In addition, certain other governmental reviews are underway or being proposed that focus on environmental aspects of hydraulic fracturing practices, including a four-year study by the EPA expected to be completed later in 2015. Other agencies, including the Department of Energy, the Council on Environmental Quality, the Energy Information Administration, and the Department of the Interior, have also conducted hydraulic fracturing studies. These ongoing or proposed reviews, depending on their scope and results, could spur initiatives to further regulate hydraulic fracturing under the SDWA or other regulatory programs.

        Additionally, the Congress, the EPA and various states have proposed or adopted legislation regulating or requiring disclosure regarding hydraulic fracturing in connection with drilling operations. For example, pursuant to legislation adopted by the State of Texas in June 2011, the Texas Railroad Commission enacted a rule in December 2011, requiring disclosure of certain information regarding additives, chemical ingredients, concentrations and water volumes used in hydraulic fracturing. Local governments have, in recent years, increased regulatory scrutiny of oil and gas operations. For example, in November 2014, the City of Denton, Texas, which lies within the Barnett Shale Formation area, passed a ballot initiative banning hydraulic fracturing. While the Denton initiative is currently being challenged in court, other local governments may attempt to pass similar measures in the future. These new laws or regulations could adversely affect the cost of drilling and production from the O & G Properties.

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

        The prices that the Company receives for its natural gas production is also affected by the amount of natural gas liquids included in the natural gas and the prices for those liquids. There has been a general decline in prices for natural gas and natural gas liquids in recent years due to increased supply.

        Drilling Activity.    No new wells were drilled have been drilled or completed since 2011, and no wells are currently being drilled. The Company cannot predict the number of additional wells that ultimately will be drilled, if any, or their results.

        Production Activity.    The number of gross and net producing wells and production activity for the years ended December 31, 2014, 2013 and 2012 are as follows:

	2014		2013		2012
	Gross	Net(2)	Gross	Net(2)	Gross	Net(2)
Producing wells(1)
O & G Lease	33	6.6	33	6.6	33	6.6
Drillsite Agreement	6	0.8	6	0.8	6	0.8

Total	39	7.4	39	7.4	39	7.4

Natural gas production volume (BCF)	0.8		1.0		1.2
Average sales price per MCF(3)	$6.28		$5.86		$5.74
Total cost of revenues per MCF(4)	$2.91		$2.92		$2.56

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

        Internal Controls Over Reserves Estimates.    The Company's policies regarding internal controls over the recording of reserve estimates require reserves to be in compliance with the SEC definitions and guidance and prepared in accordance with generally accepted petroleum engineering principles. In each of the years 2014, 2013 and 2012, the Company retained DeGolyer and MacNaughton, independent third-party petroleum engineers, to perform appraisals of 100% of its proved reserves in compliance with these standards.

        Reserves.    The following table reflects the proved developed, proved undeveloped and total proved reserves (all of which are located in Johnson County, Texas), future estimated net revenues and standardized measure at December 31, 2014, 2013 and 2012. The reserves and future estimated net revenues are based on the reports prepared by DeGolyer and MacNaughton. Proved developed reserves included 39 producing wells at each of December 31, 2014, 2013 and 2012, respectively. The Company's proved reserves have not been filed with, or included in, any reports to any federal agency, other than those filed with the SEC.

	2014(2)			2013(2)			2012(2)
	Developed	Undeveloped	Total	Developed	Undeveloped	Total	Developed	Undeveloped	Total
Proved natural gas reserves (BCF)	6.7	0.0	6.7	7.6	0.0	7.6	8.3	0.0	8.3
Proved natural gas liquids and condensate reserves (MMBBLS)	1.0	0.0	1.0	1.1	0.0	1.1	1.1	0.0	1.1
Future estimated net revenues (in thousands)	$36,830	$0.0	$36,831	$37,597	$0.0	$37,597	$33,977	$0.0	$33,977
Standardized measure(1) (in thousands)	$13,288	$0.0	$13,289	$13,578	$0.0	$13,578	$12,764	$0.0	$12,764

(1)
This present value data should not be construed as representative of fair market value, since such data is based upon projected cash flows, which do not provide for escalation or reduction of natural gas prices or for escalation or reduction of expenses and capital costs.

(2)
The reserve estimates as of December 31, 2014, 2013 and 2012 utilized 12-month average pricing, as required by accounting principles generally accepted in the United States of America, of $4.61, $3.88 and $2.87 per MCF of natural gas and $30.20, $29.95 and $30.27 per BBL of natural gas liquids, respectively.

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

ITEM 1A.    RISK FACTORS.

General.

         Both of our business segments are affected by general economic conditions in the U.S. and Specific Economic Conditions in Particular Industries

        General economic conditions in the United States in recent years have reduced demand for our lime and limestone products. While demand from our construction, industrial, oil and gas services and environmental customers, primarily those involved in highway construction, increased during 2014, our steel customers reduced their purchase volumes due to the ongoing difficult economic conditions in that industry. Prices for natural gas and natural gas liquids have generally decreased in recent years, and prices for oil has decreased dramatically in recent months, due to increased supply. Corresponding to the decrease in oil, natural gas and natural gas liquids prices, drilling activity is declining, which will reduce demand from our oil and gas services customers for our lime and limestone products.

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

        We rely upon the capacity, reliability and security of our information technology ("IT") systems for our manufacturing, financial and administrative functions. We also face the challenge of supporting our IT systems and implementing upgrades when necessary. Our IT systems security measures are focused on the prevention, detection and remediation of damage from computer viruses, natural disasters, unauthorized access, cyber-attack and other similar disruptions. However, our IT systems may remain vulnerable to damage despite our implementation of security measures that we feel protect our IT systems. Any failure, accident or security breach involving our IT systems could result in disruption to our operations. A material breach in the security of our IT systems could negatively impact our manufacturing operations or financial and administrative functions, or result in the compromise of personal information of our employees, customers or suppliers. To the extent any such failure, accident or security breach results in disruption to our operations or loss or disclosure of, or damage to, our data or confidential information, our reputation, business, results of operations and financial condition could be materially adversely affected.

Lime and Limestone Operations.

         In the normal course of our Lime and Limestone Operations, we face various business and financial risks that could have a material adverse effect on our financial position, results of operations, cash flows and competitive position. Not all risks are foreseeable or within our ability to control.

        These risks arise from various factors, including, but not limited to, fluctuating demand for our lime and limestone products, including as a result of downturns in the economy and construction, housing and steel industries, changes in legislation and regulations, including Environmental Laws, health and safety regulations and requirements to renew or obtain operating permits, our ability to produce and store quantities of lime and limestone products sufficient in amount and quality to meet customer demands and specifications, the success of our modernization, expansion and development strategies, including our ability to sell our increased lime capacity at acceptable prices, our ability to execute our strategies and complete projects on time and within budget, our ability to integrate, refurbish and/or improve acquired facilities, our access to capital, volatile costs, especially fuel, electricity, transportation and freight costs, inclement weather and the effects of seasonal trends.

        We receive most of our coal and petroleum coke by rail, so the availability of sufficient solid fuels to run our plants could be diminished significantly in the event of major rail disruptions. Domestic coal and petroleum coke may also be exported, which increases competition and prices for the domestic supply. In addition, our freight costs to deliver our lime and limestone products are high relative to the value of our products and have mostly increased significantly in recent years. Our costs for delivery of solid fuels, as well as our products, also increase as demand for rail and trucking by other industries and recent Department of Transportation rules reduce the availability of rail cars and trucks to deliver solid fuels to our plants and deliver our products to our customers. If we are unable to continue to pass along our variable coal, petroleum coke, diesel, natural gas, electricity, transportation and freight costs to our customers, our financial condition, results of operations, cash flows and competitive position could be materially adversely affected.

         We quote on a delivered price basis to certain customers, which requires us to estimate future delivery costs. Our actual delivery costs may exceed these estimates, which would reduce our profitability.

        Delivery costs are impacted by the price of diesel. When diesel prices increase, we incur additional fuel surcharges from freight companies that cannot be passed on to our customers that have been quoted a delivered price. A material increase in the price of diesel could have a material adverse effect on the Company's profitability.

         Governmental fiscal and budgetary constraints and legislative impasses may adversely impact our financial condition and results of operations in various ways.

        Governmental fiscal and budgetary constraints and legislative impasses may adversely impact our financial condition and results of operations in various ways, including possible reduced funding for transportation programs by federal, state and local governmental agencies which could reduce demand for our lime and limestone products from our construction customers.

         Our mining and other operations are subject to operating risks that are beyond our control, which could result in materially increased operating expenses and decreased production and shipment levels that could materially adversely affect our Lime and Limestone Operations and their profitability.

        We mine limestone in open pit and underground mining operations and process and distribute that limestone through our plants and other facilities. Certain factors beyond our control could disrupt our operations, adversely affect production and shipments and increase our operating costs, all of which could have a material adverse effect on our results of operations, including geological formation problems that may cause poor mining conditions, variability of chemical or physical properties of our limestone, an accident or other major incident at a site that may cause all or part of our operations to cease for some period of time and increase our expenses, mining, processing and plant equipment failures and unexpected maintenance problems that may cause disruptions and added expenses, strikes, job actions or other work stoppages that may disrupt our operations or those of our suppliers, contractors or customers and increase our expenses, and adverse weather conditions and natural disasters, such as heavy rains, flooding, ice storms, freezing weather, drought and other natural events, that may affect operations, transportation or customers.

        If any of these conditions or events occurs, our operations may be disrupted, we could experience a delay or halt of production or shipments, our operating costs could increase significantly and we could be exposed to fines, penalties, assessments and other liabilities. If our insurance coverage is limited or excludes a given condition or event, we may not be able to recover in full the losses that may incur as a result of such conditions or events, some of which may be substantial.

         We incur environmental compliance costs and liabilities, including capital, maintenance and operating costs, with respect to pollution control equipment, the cost of ongoing monitoring programs, the cost of reclamation and remediation efforts and other similar costs and liabilities relating to our compliance with Environmental Laws, and we expect these costs and liabilities to continue to increase, including possible new costs, taxes and limitations on operations such as those related to possible climate change initiatives, including regulation of greenhouse gas emissions.

        The rate of change of Environmental Laws has been rapid over the last decade, and we may face possible new costs and liabilities, taxes and limitations on operations, including those related to climate change initiatives. We believe our expenditure requirements for future environmental compliance, including complying with the new nitrogen dioxide, sulfur dioxide and particulate matter emission limitations under the NAAQS and regulation of greenhouse gas emissions, will continue to increase as operating, reporting and other environmental standards increase. Discovery of currently unknown conditions and unforeseen costs and liabilities could require additional expenditures.

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

        We intend to comply with all Environmental Laws and believe our accrual for environmental costs and liabilities at December 31, 2014 is reasonable. Because many of the requirements are subjective and therefore not quantifiable or presently determinable, or may be affected by additional legislation and rulemaking, including those related to climate change and greenhouse gas emissions, there is no assurance that we will be able to continue to renew our operating permits, or to successfully secure new permits in connection with our modernization and expansion and development projects, and it is not possible to accurately predict the aggregate future costs and liabilities relating to environmental compliance and their effect on our financial condition, results of operations, cash flows and competitive position.

         To maintain our competitive position, we may need to continue to expand our operations and production capacity, obtain financing for any such expansion at reasonable interest rates and acceptable terms and sell any resulting increased production at acceptable prices.

        We may undertake various modernization and expansion and development projects and acquisitions. These may require that we incur additional debt, which may not be available to us at all or at reasonable interest rates or on acceptable terms. Given current and projected demand for lime and limestone products, we cannot guarantee that any such project or acquisition would be successful, that we would be able to sell any resulting increased production at acceptable prices or that any such sales would be profitable.

        Although prices for our lime and limestone products have been relatively firm in recent years, we are unable to predict future demand and prices, given the current economic conditions, and cannot provide any assurance that current levels of demand and prices will continue or that any future increases in demand or prices can be maintained.

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

  •
  the overall economic environment.

        The natural gas industry is cyclical in nature and tends to reflect general economic and gas supply conditions. Recent technological advances, such as hydraulic fracturing, have enabled the industry to access additional reserves and have greatly increased the current supply of natural gas in the United States, resulting in lower natural gas prices. Lower natural gas prices may reduce the amount of natural gas that is economical for our operators to develop and produce on the O & G Properties or cause them to shut in wells for extended periods of time or to plug and abandon wells. Reduced prices and production could further reduce our revenues, gross profit and cash flows from our Natural Gas Interests and thus could have an adverse effect on our financial condition, results of operations and cash flows.

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

        The occurrence of an operational risk or uncertainty that materially impacts the operations of the operators of the O & G Properties could have a material adverse effect on the amount we receive in connection with our interests in production from the O & G Properties, which could have an adverse effect on our financial condition, results of operations and cash flows.

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

         The O & G Properties are geographically concentrated, which could cause our gross profit to be adversely impacted by regional events, including natural disasters and reduced pipeline capacity resulting from production from other wells in the area.

        The O & G Properties are all natural gas properties located exclusively in the Barnett Shale Formation. Because of this geographic concentration, any regional events, including natural disasters and production from other wells in the area, that increase costs, reduce availability of equipment, supplies or pipeline capacity, reduce demand or limit production could adversely impact our gross profit from our Natural Gas Interests more than if the Properties were more geographically diversified.

        The number of prospective natural gas purchasers and methods of delivery for our gas are also considerably less than would otherwise exist from a more geographically diverse group of interests.

         Governmental policies, laws and regulations could have an adverse impact on the O & G Properties and our natural gas business.

        The O & G Properties and our natural gas business are subject to federal, state and local laws and regulations relating to the oil and natural gas industry, as well as regulations relating to health and safety matters. These laws and regulations can have a significant impact on the costs and amount of our development and production.

         Environmental costs and liabilities and changing environmental regulation associated with the O & G Properties could adversely affect our financial condition, results of operations and cash flows.

        As with other companies engaged in the ownership, development and production of natural gas, we expect to have some risk of exposure to environmental costs and liabilities. The costs and liabilities associated with environmental compliance or remediation could reduce the gross profits we would receive from our Natural Gas Interests. The O & G Properties are subject to extensive federal, state and local regulatory requirements relating to environmental affairs, health and safety and waste management.

        Increased regulation of natural gas drilling and production could increase our development and production costs on the O & G Properties and adversely affect our cash flows. Third parties could also pursue legal actions to enforce compliance or assert claims for damages. Further, under certain environmental laws and regulations, the operators and owners of the underlying properties could also be subject to joint and several, strict liability for the removal or remediation of released materials or property contamination from drilling, including hydraulic fracturing, or waste disposal, regardless of whether the operators or owners were responsible for the release or contamination or if the operations were in compliance with all applicable laws. Drought conditions and increasing demands on the water supply for municipal, agricultural, and other uses may limit the availability of and/or increase the cost of the large volumes of water required for hydraulic fracturing.

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

ITEM 4.    MINE SAFETY DISCLOSURES.

        Under Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K, each operator of a coal or other mine is required to include disclosures regarding certain mine safety results in its periodic reports filed with the SEC. The operation of the Company's quarries, underground mine and plants is subject to regulation by the federal Mine Safety and Health Administration ("MSHA") under the Federal Mine Safety and Health Act of 1977. The required information regarding certain mining safety and health matters, broken down by mining complex, for the year ended December 31, 2014 is presented in Exhibit 95.1 to this Report.

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

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

        The Company's common stock is listed on the Nasdaq Global Market® under the symbol "USLM." As of March 5, 2015, the Company had approximately 400 shareholders of record.

        As of March 5, 2015, the Company had 500,000 shares of $5.00 par value preferred stock authorized; however, none has been issued.

        The low and high sales prices for the Company's common stock for the periods indicated were:

	2014		2013
	Low	High	Low	High
First Quarter	$53.44	$60.48	$45.80	$54.57
Second Quarter	$53.66	$67.96	$46.02	$53.06
Third Quarter	$55.56	$65.57	$51.16	$61.01
Fourth Quarter	$58.72	$74.53	$54.90	$61.80

        On January 29, 2015, the Company declared a quarterly cash dividend of $0.125 (12.5 cents) per share of common stock payable on March 19, 2015 to shareholders of record at the close of business on February 27, 2015.

 PERFORMANCE GRAPH

        The graph below compares the cumulative 5 year total shareholders' return on the Company's common stock with the cumulative total return on the NASDAQ Composite Index and a peer group consisting of Eagle Materials, Inc., Monarch Cement Co., U.S. Concrete, Inc. and Martin Marietta Materials, Inc. The graph assumes that the value of the investment in the Company's common stock and each index was $100 on December 31, 2009, and that all dividends have been reinvested.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among U.S. Lime & Minerals, Inc., the NASDAQ Composite Index, and a Peer Group

	2009	2010	2011	2012	2013	2014
U.S. LIME & MINERALS, INC.	100.00	122.01	174.08	136.46	177.15	212.72
NASDAQ COMPOSITE INDEX	100.00	117.43	118.27	138.47	196.27	223.17
PEER GROUP	100.00	110.85	93.99	144.49	173.47	184.88

ISSUER PURCHASES OF EQUITY SECURITIES

        The Company's Amended and Restated 2001 Long-Term Incentive Plan allows employees and directors to pay the exercise price upon the exercise of stock options and the tax withholding liability upon the lapse of restrictions on restricted stock by payment in cash and/or delivery of shares of the Company's common stock to the Company. Pursuant to these provisions, the Company received 1,367 shares (valued at $72.86 per share, the fair market value of one share on the date they were tendered to the Company) in the fourth quarter 2014 for payment of tax withholding liability upon the lapse of restrictions on restricted stock.

ITEM 6.    SELECTED FINANCIAL DATA.

	Years Ended December 31,
	2014	2013	2012	2011	2010
	(dollars in thousands, except per share amounts)
Operating results
Lime and limestone revenues	$144,567	128,003	131,404	129,704	125,169
Natural gas revenues	5,274	5,762	7,121	12,878	7,425

Total revenues	$149,841	133,765	138,525	142,582	132,594
Gross profit	$36,791	30,800	33,438	41,349	36,041
Operating profit	$27,322	21,651	24,245	32,503	27,665
Income before income taxes	$25,922	19,833	22,101	30,144	25,058
Net income	$19,367	14,800	16,423	22,186	18,040
Net income per share of common stock:
Basic	$3.47	2.66	2.88	3.50	2.82
Diluted	$3.47	2.66	2.87	3.49	2.81

	As of December 31,
	2014	2013	2012	2011	2010
Total assets	$200,420	187,526	174,246	203,073	188,498
Current installments of debt	$16,667	5,000	5,000	6,250	5,000
Debt, excluding current installments	$—	16,667	21,667	26,667	31,666
Stockholders' equity per outstanding common share	$27.65	24.54	21.44	22.94	20.01
Employees	313	297	294	301	295

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS.

        Any statements contained in this Report that are not statements of historical fact are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements in this Report, including without limitation statements relating to the Company's plans, strategies, objectives, expectations, intentions, and adequacy of resources, are identified by such words as "will," "could," "should," "would," "believe," "possible," "potential," "expect," "intend," "plan," "schedule," "estimate," "anticipate," and "project." The Company undertakes no obligation to publicly update or revise any forward-looking statements. The Company cautions that forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from expectations, including without limitation the following: (i) the Company's plans, strategies, objectives, expectations, and intentions are subject to change at any time at the Company's discretion; (ii) the Company's plans and results of operations will be affected by its ability to maintain and manage its growth; (iii) the Company's ability to meet short-term and long-term liquidity demands, including servicing the Company's debt, including repaying its term loans, meeting the Company's operating and capital needs, including for possible modernization and expansion and development projects and acquisitions, and paying dividends, conditions in the credit and equity markets, and changes in interest rates, including the ability of the Company's customers and the counterparty to the Company's interest rate hedges to meet their obligations; (iv) interruptions to operations and increased expenses at the Company's facilities resulting from changes in mining methods or conditions, variability of chemical or physical properties of the Company's limestone and its impact on process equipment and product quality, inclement weather conditions, natural disasters, accidents, IT systems failures or disruptions, including due to cybersecurity incidents, or regulatory requirements; (v) volatile coal, petroleum coke, diesel, natural gas, electricity, transportation and freight costs and the consistent availability of trucks and rail cars to deliver the Company's products to its customers and solid fuels to its plants on a timely basis; (vi) unanticipated delays, difficulties in financing, technical feasibility issues or cost overruns in completing modernization and expansion and development projects; (vii) the Company's ability to expand its Lime and Limestone Operations through acquisitions of businesses with related or similar operations, including obtaining financing for such acquisitions, and to successfully integrate acquired operations and sell any resulting increased production at acceptable prices; (viii) inadequate demand and/or prices for the Company's lime and limestone products due to conditions in the U.S. economy, recessionary pressures in particular industries, including highway, road and building construction, steel, and oil and gas services, effects of governmental fiscal and budgetary constraints, including the level of highway construction funding, and legislative impasses, and inability to continue to increase or maintain prices for the Company's products; (ix) uncertainties of development, production, pipeline capacity, prices and regulations with respect to the Company's Natural Gas Interests, including the absence of drilling activities on the Company's O & G Properties, unitization of existing wells, inability to explore for new reserves, declines in production rates and plugging and abandoning of existing wells; (x) ongoing and possible new regulations, investigations, enforcement actions and costs, legal expenses, penalties, fines, assessments, litigation, judgments and settlements, taxes and disruptions and limitations of operations, including those related to climate change and health and safety and those that could impact the Company's ability to continue or renew its operating permits or successfully secure new permits in connection with its modernization and expansion and development projects; and (xi) other risks and uncertainties set forth in this Report or indicated from time to time in the Company's filings with the SEC, including the Company's Quarterly Reports on Form 10-Q.

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

        Revenues from our Lime and Limestone Operations increased 12.9% in 2014 compared to 2013. The increased sales volumes of our lime and limestone products, which accounted for a revenue increase of approximately 11.4% for 2014 compared to 2013, resulted principally from increased sales volumes to our construction, industrial, oil and gas services and environmental customers, as well as sales to another lime producer for delivery to its customers, which primarily occurred in the second quarter 2014 and ceased in August 2014, partially offset by decreased sales volumes to our steel customers. A portion of the increased sales volumes to our construction customers resulted from improved weather conditions in the fourth quarter 2014 compared to the inclement weather in the fourth quarter 2013, which had resulted in a significant portion of fourth quarter 2013 construction sales being postponed, primarily into the first quarter 2014. In addition to the increase in sales volumes, average product prices for our lime and limestone products increased approximately 1.5% in 2014 compared to 2013.

        Revenues from our Natural Gas Interests decreased $0.5 million, or 8.5%, to $5.3 million in 2014 from $5.8 million in 2013 primarily due to decreased production volumes resulting from the normal declines in production rates on the Company's existing natural gas wells. The decrease in revenues from our Natural Gas Interests in 2014 resulted from lower production volumes in 2014 (approximately 15.7%), partially offset by price increases in 2014 (approximately 7.2%).

        Our gross profit increased 19.5% in 2014 compared to 2013. Gross profit from our Lime and Limestone Operations in 2014 increased 21.7% compared to 2013 primarily due to the increased revenues discussed above. Our gross profit from our Natural Gas Interests decreased 1.9% in 2014 compared to 2013 primarily due to the decreased revenues discussed above.

        These increases in gross profit resulted in a $4.6 million, or 30.9%, increase in our net income in 2014 compared to 2013. Cash flows from operations during 2014 enabled us to continue to service our bank debt, make $15.4 million of capital investments (including $3.7 million, paid at closing, to purchase the assets of a Houston, Texas trucking company operation), pay $2.8 million in dividends, and leave us with cash balances of $58.3 million at December 31, 2014 compared to $49.5 million at December 31, 2013.

Lime and Limestone Operations.

        In our Lime and Limestone Operations, we produce and sell PLS, quicklime, hydrated lime and lime slurry. The principal factors affecting our success are the level of demand and prices for our products and whether we are able to maintain sufficient production levels and product quality while controlling costs.

        Inclement weather conditions, such as the winter ice and snow storms and cold weather that we have been experiencing in the first quarter 2015, generally reduce the demand for lime and limestone products supplied to construction-related customers that account for a significant amount of our revenues. Inclement weather also interferes with our open-pit mining operations and can disrupt our plant production,. In addition to weather, various maintenance, environmental, accident and other operational issues can also disrupt our operations and increase our operating expenses.

        Demand for our products in our market areas is also affected by general economic conditions, the pace of home and other construction, the demand for steel, and the level of oil and gas drilling in our markets, as well as the level of governmental and private funding for highway construction. Demand for our lime products from our construction, industrial, oil and gas services and environmental customers improved during 2014, while demand from our steel customers declined. Due to decreasing drilling activities as a result of declining oil and gas prices, we expect demand from our oil and gas services customers will decline in 2015. However, we also expect to benefit from lower oil and gas prices, as the advantages of lower transportation, freight and fuel costs should substantially offset the negative impacts of the lower revenues resulting from lower sales to our oil and gas services customers.

        On July 6, 2012, the President signed into law the Moving Ahead for Progress in the 21st Century Act ("MAP-21"), the first multi-year transportation authorization enacted since 2005. MAP-21 funded surface transportation programs at over $105 billion for fiscal years 2013 and 2014, continuing the previous level of funding plus inflation. In addition, the Highway Trust Fund, which is funded mostly from excise taxes on gasoline and certain other motor fuels, has over the past several years required transfers from the general fund of the Treasury to cover shortfalls in funding as excise taxes have failed to cover the Fund's obligations, including $20 billion out of the general fund as part of the MAP-21 extension to May 31, 2015. Thus, MAP-21 will expire on May 31, 2015 unless the Congress passes a continuing resolution, as it has done in the past, or enacts new legislation. On February 1, 2015,

Senators Rand Paul and Barbara Boxer proposed a corporate repatriation tax holiday, allowing companies to pay a 6.5% tax on cash repatriated to the United States. Under their plan, taxes received would be used to fund the Highway Trust Fund. Also, in Texas, a recently approved constitutional amendment authorizes a portion of oil and gas tax revenues be deposited into the State Highway Fund, including $1.7 billion for 2015. Although governmental funding of public sector projects remains a concern, we continue to see an increase in the construction of tollroads in Texas.

        Our modernization and expansion and development projects in Texas and Arkansas, including the construction of a third kiln in Arkansas (completed in December 2006), our development projects in Arkansas, our acquisitions of U. S. Lime Company—St. Clair, our Delta, Colorado facilities and our Texas slurry operations, and the December 2014 acquisition of the assets of a trucking company operation in Houston, Texas have positioned us to meet the demand for high-quality lime and limestone products in our markets, with our lime output capacity more than doubling since 2003. In addition, our distribution terminal in Shreveport, Louisiana has expanded our market area for this additional output. Our modernization and expansion and development projects have also equipped us with up-to-date, fuel-efficient plant facilities, which has resulted in lower production costs and greater operating efficiencies, thus enhancing our competitive position. All of our kilns are fuel-efficient preheater kilns, except for one kiln at St. Clair.

        For our plants to operate at peak efficiency, we must meet operational challenges that arise from time to time, including bringing new facilities on line and refurbishing and/or improving acquired facilities, such as St. Clair, which we acquired with the intention of modernizing and expanding, subject to permitting, technical feasibility, economics and market demand, as well as operating existing facilities efficiently. We also incur ongoing costs for maintenance and to remain in compliance with rapidly changing Environmental Laws and health and safety and other regulations.

        Our primary variable cost is energy. Prices for coal, petroleum coke, diesel, electricity, transportation and freight are volatile and have generally increased over the past few years. In addition, our freight costs, including diesel prices, to deliver our products can be high relative to the value of our products and have generally increased in recent years, although diesel prices have decreased recently as oil prices have decreased. We have been able to mitigate to some degree the adverse impact of volatile energy costs by varying the mixes of fuel used in our kilns, and by passing on some of any increase in costs to our customers through higher prices and/or surcharges on certain products. We have not engaged in any significant hedging activity in an effort to control our energy costs, but may do so in the future.

        We have financed our modernization and expansion and development projects and acquisitions through a combination of debt financing and cash flows from operations. We must generate sufficient cash flows to cover ongoing capital, including possible modernization and expansion and development projects, and debt service needs.

        Our revolving credit facility matures June 1, 2015, and the remainder of our term loans becomes due at the end of 2015. Absent a significant acquisition opportunity arising during 2015, we anticipate funding our capital requirements, including our possible modernization and expansion and development projects, servicing and paying off our term loans and paying cash dividends from our cash on hand and cash flows from operations.

        For us to increase our profitability in our Lime and Limestone Operations in the face of our increased fixed and variable costs, we must improve our revenues and control our operational and selling, general and administrative expenses. To maintain or improve our gross profit margins, we are focusing on maintaining, and increasing where possible, our lime and limestone prices to offset our increased costs, which is a challenging task in the current economic environment. In addition, we will continue to explore ways to expand our operations and production capacity through major development projects, including the possible modernization of our St. Clair plant, and acquisitions as conditions warrant or opportunities arise.

        We continue to believe the enhanced production capacity resulting from our modernization and expansion and development projects at Texas and Arkansas, our acquisitions and the operational strategies we have implemented have allowed us to increase production capacity, improve product quality, better serve existing customers, attract new customers and control our costs. There can be no assurance, however, that demand and prices for our lime and limestone products will be sufficient to fully utilize our additional production capacity and cover our additional depreciation, depletion and other fixed costs; that our production will not be adversely affected by weather, maintenance, accident or other operational issues; that we can successfully invest in improvements to our existing facilities; that our results will not be adversely affected by increases in fuel, electricity, transportation and freight costs or new environmental, health and safety or other regulatory requirements; or that our revenues, gross profit, net income and cash flows can be maintained or improved.

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

        The pricing of natural gas sales is primarily determined by supply and demand in the marketplace and can fluctuate considerably. The prices that the Company receives for its natural gas production is also affected by the amount of natural gas liquids included in the natural gas and the prices for those liquids which is also subject to supply and demand factors. Prices of both natural gas and natural gas liquids have generally declined in recent years due to increased supply, and, although average prices natural gas and natural gas liquids for 2014 were higher than 2013 and 2012, such prices have declined during the last few months.

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

        Derivatives.    We record the fair value of our interest rate hedges on our Consolidated Balance Sheets and include any changes in fair value in comprehensive income. We determine fair value utilizing the cash flows valuation technique.

        Stock-based compensation.    We expense all stock-based payments to employees and directors, including grants of stock options and restricted stock, in our Consolidated Statements of Income based on their fair values. Compensation cost is recognized ratably over the vesting period for all stock-based awards.

RESULTS OF OPERATIONS.

        The following table sets forth certain financial information expressed as a percentage of revenues for the periods indicated:

	Year Ended December 31,
	2014	2013	2012
Lime and Limestone Operations	96.5%	95.7%	94.9%
Natural Gas Interests	3.5	4.3	5.1

Total Revenues	100.0%	100.0%	100.0%
Cost of revenues
Labor and other operating expenses	(65.6)	(66.3)	(65.2)
Depreciation, depletion and amortization	(9.8)	(10.7)	(10.7)

Gross profit	24.6	23.0	24.1
Selling, general and administrative expenses	(6.4)	(6.8)	(6.6)

Operating profit	18.2	16.2	17.5
Other (expense) income:
Interest expense	(1.0)	(1.4)	(1.5)
Other, net	0.1	0.0	0.0
Income tax expense	(4.4)	(3.7)	(4.1)

Net income	12.9%	11.1%	11.9%

2014 vs. 2013

        Revenues for 2014 increased to $149.8 million from $133.8 million in 2013, an increase of $16.1 million, or 12.0%. Revenues from the Company's Lime and Limestone Operations increased $16.6 million, or 12.9%, to $144.6 million from $128.0 million in 2013. The increase in revenues from our Lime and Limestone Operations was primarily due to increased sales volumes of our lime and limestone products, principally to our construction, industrial, oil and gas services and environmental customers, and sales to another lime producer for delivery to its customers, partially offset by decreased sales volumes to the Company's steel customers. In addition, the Company realized a slight increase in prices for the Company's lime and limestone products in 2014, compared to 2013.

        Revenues from our Natural Gas Interests for 2014 decreased $0.5 million, or 8.5%, to $5.3 million from $5.8 million in the prior year. The decrease in revenues from our Natural Gas Interests resulted from the normal declines in production rates on existing wells, partially offset by slightly higher prices.

        Our gross profit increased to $36.8 million for 2014 from $30.8 million for 2013, an increase of $6.0 million, or 19.5%. Gross profit from our Lime and Limestone Operations for 2014 was $34.0 million, compared to $27.9 million in 2013, an increase of $6.0 million, or 21.7%. The increase in gross profit in 2014 compared to 2013 resulted primarily from the increased revenues discussed above.

        Gross profit for 2014 also included $2.8 million from our Natural Gas Interests, compared to $2.9 million in 2013, a decrease of $0.1 million or 1.9%. Production volumes for 2014 from our Natural Gas Interests totaled 0.8 BCF, sold at an average price per MCF of $6.28, compared to 2013 when 1.0 BCF was produced and sold at an average price of $5.86 per MCF.

        Selling general and administrative expenses ("SG&A") increased to $9.5 million in 2014 from $9.2 million in 2013, an increase of $0.3 million, or 3.5%. As a percentage of revenues, SG&A decreased to 6.4% in 2014 from 6.8% in 2013 due to the increase in revenues in 2014. The increase in SG&A in 2014 compared to 2013 included increases in credit card fees, which increased approximately $0.2 million, and in non-cash stock-based compensation costs, which also increased approximately

$0.2 million. The increase in credit card fees resulted primarily from more of the Company's customers making payments by credit card, while the increase in stock-based compensation costs was primarily due to increases in the price per share of the Company's common stock on the most recent grant dates, compared to the prices per share on previous grant dates.

        Interest expense in 2014 decreased to $1.5 million from $1.9 million in 2013, a decrease of $0.3 million, or 17.4%. Interest expense in 2014 and 2013 included $0.9 million and $1.1 million, respectively, paid in aggregate quarterly settlement payments pursuant to our interest rate hedges. The decrease in interest expense in 2014 resulted from decreased average outstanding debt.

        Income tax expense increased to $6.6 million in 2014 from $5.0 million in 2013, an increase of $1.5 million, or 30.2%. The increase in income tax expense in 2014 compared to 2013 was primarily due to the increase in our income before taxes. Our effective income tax rate for 2014 decreased slightly to 25.3% compared to our 2013 rate of 25.4%.

        Net income increased to $19.4 million ($3.47 per share diluted) in 2014, compared to $14.8 million ($2.66 per share diluted) in 2013, an increase of $4.6 million, or 30.9%.

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

        SG&A decreased to $9.1 million for 2013 from $9.2 in 2012, a decrease of $0.1 million, or 0.5%. As a percentage of revenues, SG&A increased to 6.8% in 2013 from 6.6% in 2012 due to the decrease in revenues for 2013.

        Interest expense for 2013 decreased to $1.9 million from $2.2 million in 2012, a decrease of $0.3 million, or 14.4%. Interest expense in 2013 included $1.1 million paid in quarterly settlement payments pursuant to our interest rate hedges, compared to $1.3 million paid in 2012. The decrease in interest expense in 2013 resulted from decreased average outstanding debt.

        Income tax expense decreased to $5.0 million for 2013 from $5.7 million in 2012, a decrease of $0.7 million thousand, or 11.4%. The decrease in income tax expense in 2013 compared to 2012 was primarily due to the decrease in our income before taxes. Our effective income tax rate for 2013 decreased to 25.4% compared to our 2012 rate of 25.7%.

        Net income decreased by $1.6 million, or 9.9%, to $14.8 million ($2.66 per share diluted), compared to net income of $16.4 million ($2.87 per share diluted) in 2012.

FINANCIAL CONDITION.

        Capital Requirements.    We require capital primarily for seasonal working capital needs, normal recurring capital and re-equipping projects, modernization and expansion and development projects, drilling, completion and working over of natural gas wells and acquisitions. Our capital needs are met principally from cash on hand, cash flows from operations and our $30 million revolving credit facility which matures in 2015.

        We expect to spend approximately $8.0 million to $10.0 million per year over the next several years in our Lime and Limestone Operations for normal recurring capital and re-equipping projects at our plants and facilities to maintain or improve efficiency, ensure compliance with Environmental Laws, meet customer needs and reduce costs. As of December 31, 2014, we had no material open orders or contractual commitments for our Lime and Limestone Operations and Natural Gas Interests.

        Liquidity and Capital Resources.    Net cash provided by operations was $32.0 million in 2014, compared to $33.5 million in 2013, a decrease of $1.6 million, or 4.6%. Our net cash provided by operating activities is composed of net income, depreciation, depletion and amortization ("DD&A"), other non-cash items included in net income and changes in working capital. In 2014, cash provided by operating activities was principally composed of $19.4 million net income, $14.9 million DD&A, $1.1 million deferred income taxes, $1.1 million stock-based compensation and $4.6 million decrease from changes in operating assets and liabilities. The decrease in net cash provided by operations in 2014 compared to 2013 was primarily the result of a $3.3 million increase in trade receivables, net and a $1.0 million decrease in accounts payable and accrued expenses in 2014 compared to a $0.6 million increase in 2013. These decreases were partially offset by the $4.6 million increase in net income in 2014. The increase in trade receivables, net in 2014 resulted from the $5.3 million increase in revenues in the fourth quarter 2014 compared to the fourth quarter 2013.

        Net cash used in investing activities was $15.1 million for 2014 compared to $8.7 million in 2013, primarily for normal recurring capital and re-equipping projects at our plants and facilities, other than $3.7 million paid at closing in 2014 for the acquisition of the assets of a trucking company operation in Houston, Texas. Net cash used in financing activities primarily consisted of $5.0 million to repay term loans in each of 2014 and 2013, $2.8 million for dividend payments in 2014, compared to no dividend payments in 2013, and $0.3 and $0.2 million to repurchase shares of our common stock in 2014 and 2013, respectively. Our cash and cash equivalents at December 31, 2014 increased to $58.3 million from $49.5 million at December 31, 2013.

        Banking Facilities and Other Debt    Our credit agreement includes a ten-year $40 million term loan (the "Term Loan"), a ten-year $20 million multiple draw term loan (the "Draw Term Loan") and a $30 million revolving credit facility (the "Revolving Facility") (collectively, the "Credit Facilities"). At December 31, 2014, we had $0.7 million of letters of credit issued, which count as draws under the Revolving Facility. Pursuant to a security agreement, dated August 25, 2004, the Credit Facilities are secured by our existing and hereafter acquired tangible assets, intangible assets and real property. Under the Credit Facilities, we may pay dividends so long as it remains in compliance with the provisions of the Facilities, and may purchase, redeem or otherwise acquire shares of its common stock so long as its pro forma Cash Flow Leverage Ratio is less than 3.00 to 1.00 and no default or event of default exists or would exist after giving effect to such stock repurchase.

        The Term Loan requires quarterly principal payments of $833, with a final principal payment of $7.5 million due on December 31, 2015. The Draw Term Loan requires quarterly principal payments of $417, with a final principal payment of $5.4 million due on December 31, 2015. The Revolving Facility matures on June 1, 2015. The maturity of the Term Loan, the Draw Term Loan and the Revolving Facility can be accelerated if any event of default, as defined under the Credit Facilities, occurs.

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

        The hedges have been effective as defined under applicable accounting rules. Therefore, changes in fair value of the interest rate hedges are reflected in comprehensive income (loss). We could be exposed to credit losses in the event of non-performance by the counterparty to the hedges. Due to interest rate declines, our mark to market of the interest rate hedges, at December 31, 2014 and December 31, 2013, resulted in liabilities of $0.7 million and $1.5 million, respectively, which are included in accrued expenses ($0.7 and $0.9 million, respectively) and other liabilities ($0.0 and $0.6 million, respectively) on our Consolidated Balance Sheets. We paid $0.9 and $1.1 million in aggregate quarterly settlement payments pursuant to the hedges in 2014 and 2013, respectively. These payments were included in interest expense in our Consolidated Statements of Income.

        During 2014, we paid $5.0 million of the $21.7 million in total principal amount of debt outstanding as of December 31, 2013, resulting in $16.7 million of total principal amount of debt outstanding as of December 31, 2014, consisting of $10.0 million and $6.7 million outstanding on the Term Loan and Draw Term Loan, respectively. We had $0.7 million of letters of credit issued under the Revolving Facility as of December 31, 2014, but no cash draws.

        Capital Expenditures.    We have made a substantial amount of capital investments over the past several years to modernize our plants and facilities and expand our lime and limestone operations, and to fund the drilling and completion of 40 natural gas wells.

        Capital expenditure activities totaled $15.4 and $8.9 million, in 2014 and 2013, respectively. Activities in 2014 included $3.7 million for the acquisition of the assets of a trucking company operation in Houston, Texas, including $1.7 million for land and buildings and $2.1 million for trucks, trailers and other equipment. Prior to the purchase, the trucking company exclusively delivered the Company's products to its customers and slurry facilities, and the land purchased included the site leased for our slurry facility. We will utilize the acquired assets to deliver the Company's products to our customers and facilities and do not currently anticipate hauling for third parties.

        Common Stock Buybacks.    The Company spent $0.3, $0.2 and $40.8 million in 2014, 2013 and 2012, respectively, to purchase treasury shares, including $40.6 million in the first quarter 2012 to repurchase 700,000 shares in a privately negotiated transaction. The 700,000 shares were repurchased for $58.00 per share, a 2.2% discount from the most recent closing market price of the common stock prior to the transaction.

        Contractual Obligations.    The following table sets forth our contractual obligations as of December 31, 2014 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	1 Year	2 - 3 Years	4 - 5 Years	More Than 5 Years
Debt, including current installments	$16,667	16,667	—	—	—
Operating leases(1)	$5,833	1,723	2,707	997	406
Limestone mineral leases	$1,804	77	155	154	1,418
Purchase obligations(2)	$450	400	50	—	—
Other liabilities(3)(4)	$1,261	136	225	240	660

Total	$26,015	19,003	3,137	1,391	2,484

(1)
Represents operating leases for railcars, corporate office space and some equipment that are either non-cancelable or subject to significant penalty upon cancellation.

(2)
These obligations are recorded on the Consolidated Balance Sheet at December 31, 2014 and include a $100 hold back for a possible purchase price adjustment related to the Company's recent acquisition in Houston, Texas.

(3)
Does not include $275 unfunded projected benefit obligation for a defined benefit pension plan. Future required contributions, if any, are subject to actuarial assumptions and future earnings on plan assets. We currently have no plans to make a contribution to the plan in 2015 other than possibly in connection with the termination of the plan. See Note 6 of Notes to Consolidated Financial Statements.

(4)
Does not include $0.9 million mark-to-market liability for our interest rate hedges.

        In the first quarter 2014, based on the underfunded status of the Corson Pension Plan (the "Plan") being only $10 at December 31, 2013, we started the process of terminating the Plan, including requesting a determination letter from the Internal Revenue Service as to the qualified status of the Plan upon termination of the Plan. Should we terminate the Plan, net income could be reduced by approximately the $0.6 million minimum pension liability adjustments (including the $0.3 million unfunded projected benefit obligation), net of tax benefits of $0.3 million, currently in accumulated other comprehensive loss. The total reduction to net income could be more or less, depending on the ultimate cost to terminate the Plan. The Company is not committed to terminate the Plan, and could decide not to do so.

        As of December 31, 2014, we had $0.7 million of letters of credit outstanding and no other draws on our Revolving Facility. We believe that cash on hand and cash generated from operations will be sufficient to meet our operating needs, ongoing capital needs, including the capital for possible modernization and expansion and development projects, debt service needs, including the repayment of our term loans, and liquidity needs and to pay cash dividends for the near future.

        Off-Balance Sheet Arrangements.    We do not utilize off-balance sheet financing arrangements; however, we lease railcars, corporate office space and some equipment used in our operations under operating lease agreements that are either non-cancelable or subject to significant penalty upon cancellation, and have various limestone mineral leases. As of December 31, 2014, the total future lease payments under our various operating and mineral leases totaled $5.8 million and $1.8 million, respectively, and are due in payments as summarized in the table above.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

INTEREST RATE RISK.

        We are exposed to changes in interest rates, primarily as a result of floating interest rates on our Term Loan, Draw Term Loan and Revolving Facility. As of December 31, 2014, we had $16.7 million of indebtedness outstanding under floating rate debt. We have entered into interest rate swap agreements to swap floating rates for fixed rates at 4.695%, plus the applicable LIBOR margin, through maturity on the Term Loan balance of $10.0 million, and 4.875% and 5.500% on $5.0 million and $1.7 million, respectively, plus the applicable LIBOR margin, through maturity on the Draw Term Loan balance. There was no outstanding balance on the Revolving Facility subject to interest rate risk at December 31, 2014. Any future borrowings under the Revolving Facility would be subject to interest rate risk. See Note 3 of Notes to Consolidated Financial Statements.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
United States Lime & Minerals, Inc. and Subsidiaries

        We have audited the accompanying consolidated balance sheets of United States Lime & Minerals, Inc. and Subsidiaries (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United States Lime & Minerals, Inc. and Subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 6, 2015 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP
Dallas, Texas March 6, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
United States Lime & Minerals, Inc. and Subsidiaries

        We have audited the internal control over financial reporting of United States Lime & Minerals, Inc. and Subsidiaries (the "Company") as of December 31, 2014, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2014, and our report dated March 6, 2015 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP
Dallas, Texas March 6, 2015

United States Lime & Minerals, Inc.

Consolidated Balance Sheets

(dollars in thousands, except per share amounts)

	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$58,332	$49,475
Trade receivables, net	17,444	14,097
Inventories, net	13,436	13,688
Prepaid expenses and other current assets	2,550	1,584

Total current assets	91,762	78,844
Property, plant and equipment:
Mineral reserves and land	20,030	18,272
Proved natural gas properties, successful-efforts method	18,384	18,359
Buildings and building and leasehold improvements	5,466	4,052
Machinery and equipment	214,194	206,303
Furniture and fixtures	887	919
Automotive equipment	3,501	1,809

	262,462	249,714
Less accumulated depreciation and depletion	(153,949)	(141,227)

Property, plant and equipment, net	108,513	108,487
Other assets, net	145	195

Total assets	$200,420	$187,526

LIABILITES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current installments of debt	$16,667	$5,000
Accounts payable	5,166	5,812
Accrued expenses	3,132	3,536

Total current liabilities	24,965	14,348
Debt, excluding current installments	—	16,667
Deferred tax liabilities, net	19,259	17,799
Other liabilities	1,505	1,907

Total liabilities	45,729	50,721
Commitments and contingencies
Stockholders' equity:
Preferred stock, $5.00 par value; authorized 500,000 shares; none issued or outstanding	—	—
Common stock, $0.10 par value; authorized 15,000,000 shares; 6,523,788 and 6,499,403 shares issued at December 31, 2014 and 2013, respectively	652	650
Additional paid-in capital	20,418	19,319
Accumulated other comprehensive loss	(1,024)	(1,498)
Retained earnings	184,710	168,133
Less treasury stock at cost, 928,469 and 924,271 shares at December 31, 2014 and 2013, respectively	(50,065)	(49,799)

Total stockholders' equity	154,691	136,805

Total liabilities and stockholders' equity	$200,420	$187,526

The accompanying notes are an integral part of these consolidated financial statements.

United States Lime & Minerals, Inc.

Consolidated Statements of Income

(dollars in thousands, except per share amounts)

	Years Ended December 31,
	2014	2013	2012
Revenues
Lime and limestone operations	$144,567	$128,003	$131,404
Natural gas interests	5,274	5,762	7,121

	149,841	133,765	138,525
Cost of revenues:
Labor and other operating expenses
Lime and limestone operations	96,798	86,754	88,346
Natural gas interests	1,546	1,920	1,891
Depreciation, depletion and amortization	14,706	14,291	14,850

	113,050	102,965	105,087

Gross profit	36,791	30,800	33,438
Selling, general and administrative expenses, including depreciation and amortization expense of $197, $207 and $194 in 2014, 2013 and 2012, respectively	9,469	9,149	9,193

Operating profit	27,322	21,651	24,245
Other expense (income):
Interest expense	1,529	1,852	2,163
Other, net	(129)	(34)	(19)

	1,400	1,818	2,144

Income before income taxes	25,922	19,833	22,101
Income tax expense	6,555	5,033	5,678

Net income	$19,367	$14,800	$16,423

Net income per share of common stock:
Basic	$3.47	$2.66	$2.88

Diluted	$3.47	$2.66	$2.87

Cash dividends per share of common stock	$0.50	—	—

The accompanying notes are an integral part of these consolidated financial statements.

United States Lime & Minerals, Inc.

Consolidated Statements of Comprehensive Income

(dollars in thousands)

	Years Ended December 31,
	2014	2013	2012
Net income	$19,367	$14,800	$16,423
Other comprehensive income
Mark to market of interest rate hedges, net of tax expense of $317, $398 and $312 for 2014, 2013 and 2012, respectively	555	697	545
Minimum pension liability adjustments, net of tax (benefit) expense of $(46), $112 and $36, for 2014, 2013 and 2012, respectively	(81)	197	64

Total other comprehensive income	474	894	609

Comprehensive income	$19,841	$15,694	$17,032

The accompanying notes are an integral part of these consolidated financial statements.

United States Lime & Minerals, Inc.

Consolidated Statements of Stockholders' Equity

(dollars in thousands)

Years Ended December 31, 2014, 2013 and 2012

	Common Stock
				Accumulated Other Comprehensive (Loss) Income
	Shares Outstanding	Amount	Additional Paid-In Capital		Retained Earnings	Treasury Stock	Total
Balances at December 31, 2011	6,235,439	$645	$17,199	$(3,001)	$136,910	$(8,740)	$143,013
Stock options exercised	10,000	1	74	—	—	—	75
Stock-based compensation	16,998	2	1,080	—	—	—	1,082
Treasury shares purchased	(704,429)	—	—	—	—	(40,847)	(40,847)
Net income	—	—	—	—	16,423	—	16,423
Minimum pension liability adjustment, net of $36 tax expense	—	—	—	64	—	—	64
Mark to market of interest rate hedges, net of $312 tax expense	—	—	—	545	—	—	545

Comprehensive income	—	—	—	609	16,423	—	17,032

Balances at December 31, 2012	5,558,008	648	18,353	(2,392)	153,333	(49,587)	120,355
Stock options exercised	5,262	1	33	—	—	—	34
Stock-based compensation	16,425	1	933	—	—	—	934
Treasury shares purchased	(4,563)	—	—	—	—	(212)	(212)
Net income	—	—	—	—	14,800	—	14,800
Minimum pension liability adjustment, net of $112 tax expense	—	—	—	197	—	—	197
Mark to market of interest rate hedges, net of $398 tax expense	—	—	—	697	—	—	697

Comprehensive income	—	—	—	894	14,800	—	15,694

Balances at December 31, 2013	5,575,132	650	19,319	(1,498)	168,133	(49,799)	136,805
Stock options exercised	9,117	—	(1)	—	—	—	(1)
Stock-based compensation	15,268	2	1,100	—	—	—	1,102
Treasury shares purchased	(4,198)	—	—	—	—	(266)	(266)
Cash dividends paid	—	—	—	—	(2,790)	—	(2,790)
Net income	—	—	—	—	19,367	—	19,367
Minimum pension liability adjustment, net of $46 tax benefit	—	—	—	(81)	—	—	(81)
Mark to market of interest rate hedges, net of $317 tax expense	—	—	—	555	—	—	555

Comprehensive income	—	—	—	474	19,367	—	19,841

Balances at December 31, 2014	5,595,319	$652	$20,418	$(1,024)	$184,710	$(50,065)	$154,691

The accompanying notes are an integral part of these consolidated financial statements.

United States Lime & Minerals, Inc.

Consolidated Statements of Cash Flows

(dollars in thousands)

	Years Ended December 31,
	2014	2013	2012
OPERATING ACTIVITIES:
Net income	$19,367	$14,800	$16,423
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	14,903	14,498	15,044
Amortization of deferred financing costs	34	46	46
Deferred income taxes	1,059	1,793	2,131
Loss on sale of property, plant and equipment	78	86	145
Stock-based compensation	1,102	934	1,082
Changes in operating assets and liabilities:
Trade receivables, net	(3,347)	455	1,043
Inventories, net	252	439	(3,363)
Prepaid expenses and other current assets	(882)	(249)	392
Other assets	16	4	4
Accounts payable and accrued expenses	(952)	637	(1,086)
Other liabilities	344	89	(174)

Net cash provided by operating activities	31,974	33,532	31,687
INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(11,672)	(8,921)	(8,292)
Acquisition of assets of a business	(3,705)	—	—
Proceeds from sale of property, plant and equipment	316	255	42

Net cash used in investing activities	(15,061)	(8,666)	(8,250)
FINANCING ACTIVITIES:
Repayments of term loans	(5,000)	(5,000)	(6,250)
Cash dividends paid	(2,790)	—	—
Proceeds from exercise of stock options	—	34	75
Purchase of treasury shares	(266)	(212)	(40,847)

Net cash used in financing activities	(8,056)	(5,178)	(47,022)

Net increase (decrease) in cash and cash equivalents	8,857	19,688	(23,585)
Cash and cash equivalents at beginning of year	49,475	29,787	53,372

Cash and cash equivalents at end of year	$58,332	$49,475	$29,787

The accompanying notes are an integral part of these consolidated financial statements.

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share amounts)

Years Ended December 31, 2014, 2013 and 2012

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

	Years Ended December 31,
	2014	2013	2012
Cash paid during the year for:
Interest	$1,495	$1,746	$2,069

Income taxes	$5,870	$3,750	$3,000

(e)
Revenue Recognition

The Company recognizes revenue for its lime and limestone operations in accordance with the terms of its purchase orders, contracts or purchase agreements, which are generally upon shipment, and when payment is considered probable. Revenues include external freight billed to customers

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except share and per share amounts)

Years Ended December 31, 2014, 2013 and 2012

(1) Summary of Significant Accounting Policies (Continued)

  with related costs in cost of revenues. The Company's returns and allowances are minimal. External freight billed to customers included in revenues was $27,055, $25,536 and $26,675 for 2014, 2013 and 2012, respectively, which approximates the amount of external freight billed to customers included in cost of revenues. Sales taxes billed to customers are not included in revenues. For its natural gas interests, the Company recognizes revenue in the month of production and delivery.

(f)
Fair Values of Financial Instruments

Fair value is defined as "the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date." The Company uses a three-tier fair value hierarchy, which classifies the inputs used in measuring fair values, in determining the fair value of its financial assets and liabilities. These tiers include: Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets; Level 2, defined as observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. Specific inputs used to value the Company's interest rate swap liabilities included quoted three-month LIBOR rates for the remaining life of the interest rate swaps. There were no changes in the methods and assumptions used in measuring fair value during the period.

The carrying values of cash and cash equivalents, trade receivables, other current assets, accounts payable and accrued expenses approximate fair value due to the short maturity of these instruments. See Note 3 for debt fair values, which also approximate carrying values. The Company's interest rate hedges are carried at fair value at December 31, 2014 and 2013. See Notes 1(p), 3 and 4. Financial liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements as of December 31,
			Significant Other Observable Inputs (Level 2)
	2014	2013	2014	2013	Valuation Technique
Interest rate swap liabilities	$(661)	$(1,533)	$(661)	$(1,533)	Cash flows approach

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

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except share and per share amounts)

Years Ended December 31, 2014, 2013 and 2012

(1) Summary of Significant Accounting Policies (Continued)

  institutions normally exceed federally insured limits. For a discussion of the credit risks associated with the Company's derivative financial instruments, see Note 3.

The majority of the Company's trade receivables are unsecured. Payment terms for all trade receivables are based on the underlying purchase orders, contracts or purchase agreements. Credit losses relating to trade receivables have generally been within management expectations and historical trends. Uncollected trade receivables are charged-off when identified by management to be unrecoverable. Trade receivables are presented net of the related allowance for doubtful accounts, which totaled $350 and $238 at December 31, 2014 and 2013, respectively. Additions and write-offs to the Company's allowance for doubtful accounts during the years ended December 31 are as follows:

	2014	2013
Beginning balance	$238	$525
Additions	148	69
Write-offs	(36)	(356)

Ending balance	$350	$238

(h)
Inventories, Net

Inventories are valued principally at the lower of cost, determined using the average cost method, or market. Costs for raw materials and finished goods include materials, labor and production overhead. A summary of inventories is as follows:

	December 31,
	2014	2013
Lime and limestone inventories:
Raw materials	$5,693	$6,203
Finished goods	2,283	2,284

	$7,976	$8,487
Service parts inventories	5,460	5,201

	$13,436	$13,688

(i)
Property, Plant and Equipment

For major constructed assets, the capitalized cost includes the price paid by the Company for labor and materials plus interest and internal and external project management costs that are directly related to the constructed assets. Machinery and equipment at December 31, 2014 and 2013 included $3,157 and $2,901, respectively, of construction in progress for various capital projects. No interest costs were capitalized for the years ended December 31, 2014 and 2013. Depreciation of

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except share and per share amounts)

Years Ended December 31, 2014, 2013 and 2012

(1) Summary of Significant Accounting Policies (Continued)

  property, plant and equipment is being provided for by the straight-line method over estimated useful lives as follows:

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

The Company reviews its long-lived assets for impairment and, when events or circumstances indicate the carrying amount of an asset may not be recoverable, the Company determines if impairment of value exists. If the estimated undiscounted future net cash flows are less than the carrying amount of the asset, an impairment exists, and an impairment loss must be calculated and recorded. If an impairment exists, the impairment loss is calculated based on the excess of the carrying amount of the asset over the asset's fair value. Any impairment loss is treated as a permanent reduction in the carrying value of the asset. Through December 31, 2014, no events or circumstances arose that would require the Company to record a provision for impairment of its long-lived assets.

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

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except share and per share amounts)

Years Ended December 31, 2014, 2013 and 2012

(1) Summary of Significant Accounting Policies (Continued)

  Upon settlement of the liability, the Company either settles the AROs for the recorded amount or recognizes a gain or loss. As of December 31, 2014 and 2013, the Company's AROs included in other liabilities and accrued expenses were $1,261 and $1,320, respectively. Only $274 of assets associated with the Company's AROs are not fully depreciated as of December 31, 2014. During 2014 and 2013, the Company spent $113 and $138 and recognized accretion expense of $57 and $61, respectively, on its AROs.

The AROs were estimated based on studies and the Company's process knowledge and estimates, and are discounted using a credit adjusted risk-free interest rate. The AROs are adjusted when further information warrants an adjustment. The Company estimates annual expenditures of approximately $100 to $200 each in years 2015 through 2019 relating to its AROs.

(l)
Other Assets

Other assets consist of the following:

	December 31,
	2014	2013
Deferred financing costs	$45	$90
Other	100	105

	$145	$195

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

The Company incurred capital expenditures related to environmental matters of approximately $1,038 in 2014, $395 in 2013 and $428 in 2012.

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except share and per share amounts)

Years Ended December 31, 2014, 2013 and 2012

(1) Summary of Significant Accounting Policies (Continued)

(n)
Income Per Share of Common Stock

The following table sets forth the computation of basic and diluted income per common share:

	Years Ended December 31,
	2014	2013	2012
Net income for basic and diluted income per common share	$19,367	$14,800	$16,423

Weighted-average shares for basic income per common share	5,578,784	5,561,429	5,705,475
Effect of dilutive securities:
Employee and director stock options(1)	10,459	9,850	10,286

Adjusted weighted-average shares and assumed exercises for diluted income per common share	5,589,243	5,571,279	5,715,761

Basic net income per common share	$3.47	$2.66	$2.88

Diluted net income per common share	$3.47	$2.66	$2.87

(1)
Excludes 7,500, 15,000 and 17,400 stock options in 2014, 2013 and 2012, respectively, as antidilutive because the exercise price exceeded the average per share market price for the periods presented.
(o)
Stock-Based Compensation

The Company expenses all stock-based payments to employees and directors, including grants of stock options and restricted stock, in the Company's Consolidated Statements of Income based on their fair values. Compensation cost is recognized ratably over the vesting period.

(p)
Derivative Instruments and Hedging Activities

Every derivative instrument (including certain derivative instruments embedded in other contracts) is recorded on the Company's Consolidated Balance Sheets as either an asset or liability measured at its fair value. Changes in the derivative's fair value are recognized currently in earnings unless specific hedge accounting criteria are met. If the derivative is designated as a cash flow hedge, changes in fair value are recognized in comprehensive income until the hedged item is recognized in earnings. The Company estimates fair value utilizing the cash flows valuation technique. The fair values of derivative contracts that expire in less than one year are recognized as current assets or liabilities. Those that expire in more than one year are recognized as long-term assets or liabilities. See Notes 1(f), 3 and 4.

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

Years Ended December 31, 2014, 2013 and 2012

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

(r)
Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain changes in assets and liabilities, such as mark-to-market gains or losses of interest rate hedges, are reported as a separate component of the stockholders' equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. See Notes 1(p), 3, 4 and 6.

(2) New Accounting Pronouncements

        In May 2014, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update No. 2014-09 ("ASU 2014-09"), "Revenue from Contracts with Customers," which stipulates that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, an entity should apply the following steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract(s); (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract(s); and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 will be effective for the Company beginning January 1, 2017, with early adoption not permitted. The Company is currently evaluating the impact of the adoption of ASU 2014-09 on the Company's Consolidated Financial Statements.

        In August 2014, the FASB issued Accounting Standards Update No. 2014-15 ("ASU 2014-15"), "Disclosure of Uncertainties About an Entity's Ability to Continue as a Going Concern." ASU 2014-15 requires management to perform interim and annual assessments of an entity's ability to continue as a going concern for a period of one year after the date the financial statements are issued and provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. Certain disclosures will be required if conditions give rise to substantial doubt about an entity's ability to continue as a going concern. ASU 2014-15 applies to all entities and is effective for annual and interim reporting periods ending after December 15, 2016, with early adoption permitted. The Company does not expect that the adoption of this standard will have a material effect on the Company's Consolidated Financial Statements.

(3) Banking Facilities and Debt

        The Company's credit agreement includes a ten-year $40 million term loan (the "Term Loan"), a ten-year $20 million multiple draw term loan (the "Draw Term Loan") and a $30 million revolving

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except share and per share amounts)

Years Ended December 31, 2014, 2013 and 2012

(3) Banking Facilities and Debt (Continued)

credit facility (the "Revolving Facility") (collectively, the "Credit Facilities"). At December 31, 2014, the Company had $710 of letters of credit issued, which count as draws under the Revolving Facility. Pursuant to a security agreement, dated August 25, 2004, the Credit Facilities are secured by the Company's existing and hereafter acquired tangible assets, intangible assets and real property. Under the Credit Facilities, the Company may pay dividends so long as it remains in compliance with the provisions of the Facilities, and may purchase, redeem or otherwise acquire shares of its common stock so long as its pro forma Cash Flow Leverage Ratio is less than 3.00 to 1.00 and no default or event of default exists or would exist after giving effect to such stock repurchase.

        The Term Loan requires quarterly principal payments of $833, with a final principal payment of $7.5 million due on December 31, 2015. The Draw Term Loan requires quarterly principal payments of $417, with a final principal payment of $5.4 million due on December 31, 2015. The Revolving Facility matures on June 1, 2015. The maturity of the Term Loan, the Draw Term Loan and the Revolving Facility can be accelerated if any event of default, as defined under the Credit Facilities, occurs.

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

        The Company has hedges, with Wells Fargo Bank, N.A as the counterparty to the hedges that fix LIBOR through maturity at 4.695%, 4.875% and 5.500% on the outstanding balance of the Term Loan, 75% of the outstanding balance of the Draw Term Loan and 25% of the outstanding balance of the Draw Term Loan, respectively. Based on the current LIBOR margin of 1.750%, since June 1, 2010 the Company's interest rates have been: 6.445% on the outstanding balance of the Term Loan; 6.625% on 75% of the outstanding balance of the Draw Term Loan; and 7.250% on 25% of the outstanding balance of the Draw Term Loan.

        The hedges have been effective as defined under applicable accounting rules. Therefore, changes in fair value of the interest rate hedges are reflected in comprehensive income (loss). The Company will be exposed to credit losses in the event of non-performance by the counterparty to the hedges. Due to interest rate declines, the Company's mark to market of its interest rate hedges, at December 31, 2014 and December 31, 2013, resulted in liabilities of $0.7 and $1.5 million, respectively, which are included in accrued expenses ($0.7 and $0.9 million, respectively) and other liabilities ($0.0 and $0.6 million, respectively) on the Company's Consolidated Balance Sheets. The Company paid $0.9 and $1.1 million in aggregate quarterly settlement payments pursuant to the hedges in 2014 and 2013, respectively. These payments were included in interest expense in the Company's Consolidated Statements of Income.

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except share and per share amounts)

Years Ended December 31, 2014, 2013 and 2012

(3) Banking Facilities and Debt (Continued)

        A summary of outstanding debt at the dates indicated is as follows:

	December 31, 2014	December 31, 2013
Term Loan	$10,000	$13,334
Draw Term Loan	6,667	8,333
Revolving Facility(1)	—	—

Subtotal	16,667	21,667
Less current installments	16,667	5,000

Debt, excluding current installments	$—	$16,667

(1)
The Company had letters of credit totaling $710 issued under the Revolving Facility at December 31, 2014.

        As the Company's debt bears interest at floating rates, the Company estimates that the carrying values of its debt at December 31, 2014 and 2013 approximate fair value.

        Principal amounts payable on the Company's long-term debt outstanding at December 31, 2014 are as follows:

Total	2015	2016	2017	2018	Thereafter
$16,667	$16,667	—	—	—	—

(4) Accumulated Other Comprehensive Loss

        The components of comprehensive income for the years ended December 31 are as follows:

	2014	2013	2012
Net income	$19,367	$14,800	$16,423
Minimum pension liability adjustments	(127)	309	100
Reclassification to interest expense	921	1,141	1,320
Deferred income tax expense	(271)	(510)	(348)
Mark to market of interest rate hedges	(49)	(46)	(463)

Comprehensive income	$19,841	$15,694	$17,032

        Amounts reclassified to interest expense were for payments made by the Company pursuant to the Company's interest rate hedges.

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except share and per share amounts)

Years Ended December 31, 2014, 2013 and 2012

(4) Accumulated Other Comprehensive Loss (Continued)

        Accumulated other comprehensive loss consisted of the following:

	December 31, 2014	December 31, 2013
Mark to market of interest rate hedges, net of tax benefit	$(422)	$(977)
Minimum pension liability adjustments, net of tax benefit	(602)	(521)

Accumulated other comprehensive loss	$(1,024)	$(1,498)

(5) Income Taxes

        Income tax expense for the years ended December 31 is as follows:

	2014	2013	2012
Current income tax expense	$5,282	$3,240	$3,547
Deferred income tax expense	1,273	1,793	2,131

Income tax expense	$6,555	$5,033	$5,678

        A reconciliation of income taxes computed at the federal statutory rate to income tax expense for the years ended December 31 is as follows:

	2014		2013		2012
	Amount	Percent of Pretax Income	Amount	Percent of Pretax Income	Amount	Percent of Pretax Income
Income taxes computed at the federal statutory rate	$9,073	35.0%	$6,942	35.0%	$7,735	35.0%
(Reduction) increase in taxes resulting from:
Statutory depletion in excess of cost depletion	(2,139)	(8.2)	(1,965)	(9.9)	(2,048)	(9.3)
Manufacturing deduction	(574)	(2.2)	(299)	(1.5)	(335)	(1.5)
State income taxes, net of federal income tax benefit	104	0.4	132	0.7	331	1.5
Other	91	0.3	223	1.1	(5)	(0.0)

Income tax expense	$6,555	25.3%	$5,033	25.4%	$5,678	25.7%

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

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except share and per share amounts)

Years Ended December 31, 2014, 2013 and 2012

(5) Income Taxes (Continued)

        Components of the Company's deferred tax liabilities and assets are as follows:

	December 31, 2014	December 31, 2013
Deferred tax liabilities
Lime and limestone property, plant and equipment	$20,089	$20,614
Natural gas interests drilling costs and equipment	3,387	3,680
Other	292	344

	23,768	24,638
Deferred tax assets
Alternative minimum tax credit carry forwards	3,887	5,866
Minimum pension liability	346	299
Fair value liability of interest rate hedges	240	557
Other	470	635

	4,943	7,357

Net deferred tax liabilities	$18,825	$17,281

        Current income taxes are classified on the Company's Consolidated Balance Sheets as follows:

Prepaid expenses and other current assets	$881	$203

        Deferred income taxes are classified on the Company's Consolidated Balance Sheets as follows:

Prepaid expenses and other current assets	$434	$518
Deferred tax liabilities, net	$19,259	$17,799

        The Company had no federal net operating loss carry forwards at December 31, 2014. At December 31, 2014, the Company had determined that, because of its recent income history and expectations of income in the future, its deferred tax assets were fully realizable. The Company's federal income tax returns for the year ended December 31, 2011 and subsequent years remain subject to examination. The Company's income tax returns in certain state income tax jurisdictions remain subject to examination for various periods for the year ended December 31, 2011 and subsequent years. The Company treats interest and penalties on income tax liabilities as income tax expense.

(6) Employee Retirement Plans

        The Company has a noncontributory defined benefit pension plan (the "Plan") that covers substantially all union employees previously employed by its wholly owned subsidiary, Corson Lime Company. In 1997, the Company sold substantially all of the assets of Corson Lime Company, and all benefits for participants in the Plan were frozen. During 1997 and 1998, the Company made contributions to the Plan that were intended to fully fund the benefits earned by the participants. The unfunded projected benefit obligation was $275 and $10 at December 31, 2014 and 2013, respectively. The Company recorded comprehensive loss of $81, net of $46 tax benefit, and comprehensive income

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except share and per share amounts)

Years Ended December 31, 2014, 2013 and 2012

(6) Employee Retirement Plans (Continued)

of $197, net of $112 tax expense, and of $64, net of $36 tax expense, for the years ended December 31, 2014, 2013 and 2012, respectively. The Company made contributions of $0, $0 and $151 to the Plan in 2014, 2013 and 2012, respectively. The Company does not expect to make a contribution in 2015 other than possibly in conjunction with the termination of the Plan (discussed below).

        In the first quarter 2014, the Company, based on the underfunded status of the Plan being only $10 at December 31, 2013, started the process of terminating the Plan, including requesting a determination letter from the Internal Revenue Service as to the qualified status of the Plan upon termination of the Plan. To that end, the administrative committee, consisting of management employees appointed by the Company's Board of Directors, consulted with the investment advisor for the Plan and reallocated the Plan's assets into stable assets consisting of cash and cash equivalents and short-term fixed income investments. The Company is not committed to terminate the Plan, and could decide not to do so. Prior to the reallocation of Plan assets, in consultation with the investment advisor, the administrative committee established the investment objectives for the Plan's assets, which were invested using a total return investment approach, whereby a mix of equity securities, debt securities, other investments and cash and cash equivalents were used to preserve asset values, diversify risk and achieve the target investment return benchmark. Investment strategies and asset allocations were based on careful consideration of Plan liabilities and the Plan's funded status and financial condition. Investment performance and asset allocation are measured and monitored on an ongoing basis.

        The following table sets forth the asset allocation at December 31 for the Plan:

	2014	2013
Pooled equity funds	0.0%	55.1%
Pooled fixed income funds	42.1	36.7
Other investments	0.0	7.6
Cash and cash equivalents	57.9	0.6

	100.0%	100.0%

        The fair values of the Plan assets at December 31 by asset category are as follows:

	2014	2013
Pooled equity funds	$—	$1,092
Pooled fixed income funds	785	728
Other investments	—	150
Cash and cash equivalents	1,077	11

	$1,862	$1,981

        All fair values of the Plan assets are determined by quoted prices on active markets for identical assets (Level 1).

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except share and per share amounts)

Years Ended December 31, 2014, 2013 and 2012

(6) Employee Retirement Plans (Continued)

        The following table sets forth the funded status at December 31 of the Plan accrued pension benefit obligation:

	2014	2013
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$1,991	$2,182
Interest cost	87	77
Actuarial loss (gain) on plan assets	171	(159)
Benefits paid	(112)	(109)

Projected benefit obligation at end of year	$2,137	$1,991

Change in plan assets:
Fair value of plan assets at beginning of year	$1,981	$1,892
Employer contribution	—	—
Actual (loss) gain on plan assets	(7)	198
Benefits paid	(112)	(109)

Fair value of plan assets at end of year	$1,862	$1,981

Underfunded status	$(275)	$(10)

Accumulated benefit obligation	$2,137	$1,991

        The liability recognized for the Plan on the Company's Consolidated Balance Sheets at December 31 consists of the following:

	2014	2013
Accrued benefit cost	$275	$10

        The weighted-average assumptions used in the measurement of the Corson Plan benefit obligation at December 31 are as follows:

	2014	2013
Discount rate	3.75%	4.50%
Expected long-term return on plan assets	2.00%	7.00%

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except share and per share amounts)

Years Ended December 31, 2014, 2013 and 2012

(6) Employee Retirement Plans (Continued)

        The following table provides the components of the Plan net periodic benefit cost:

	Years Ended December 31,
	2014	2013	2012
Interest cost	$87	$77	$89
Expected return on plan assets	(38)	(128)	(119)
Amortization of net actuarial loss	65	80	84

Net periodic benefit cost	$114	$29	$54

        The Company expects benefit payments of $128 in 2015, $127 in 2016, $128 in 2017, $133 in 2018, $140 in 2019 and $722 for years 2020-2024.

        The Company has contributory retirement (401(k)) savings plans for non-union employees and for union employees of Arkansas Lime Company and Texas Lime Company. Company contributions to these plans were $184, $156 and $161 in 2014, 2013 and 2012, respectively.

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

        The number of shares of common stock that may be subject to outstanding awards granted under the 2001 Plan (determined immediately after the grant of any award) may not exceed 650,000 from the inception of the 2001 Plan. In addition, no individual may receive awards in any one calendar year of more than 100,000 shares of common stock. Stock options granted under the 2001 Plan expire ten years from the date of grant and generally become exercisable, or vest, immediately. Restricted stock generally vests over periods of one-half to three years. Upon the exercise of stock options, the Company issues common stock from its non-issued authorized or treasury shares that have been reserved for issuance pursuant to the 2001 Plan. At December 31, 2014, the number of shares of common stock remaining available for future grants of stock options, restricted stock or other forms of stock-based compensation under the 2001 Plan was 87,202.

        The Company recorded $1,102, $934 and $1,082 for stock-based compensation expense related to stock options and shares of restricted stock for 2014, 2013 and 2012, respectively. The amounts included in cost of revenues were $185, $174 and $188 and in selling, general and administrative expense were $917, $760 and $894, for 2014, 2013 and 2012, respectively.

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except share and per share amounts)

Years Ended December 31, 2014, 2013 and 2012

(7) Stock-Based Compensation (Continued)

        A summary of the Company's stock option and restricted stock activity and related information for the year ended December 31, 2014 and certain other information for the years ended December 31, 2014, 2013 and 2012 are as follows:

	Stock Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Restricted Stock	Weighted- Average Grant-Date Fair Value
Outstanding (stock options); non-vested (restricted stock) at December 31, 2013	54,800	$42.58	$1,019	20,280	$51.69
Granted	9,900	68.36	45	16,015	65.81
Exercised (stock options); vested (restricted stock)	(17,000)	32.50	(657)	(16,227)	58.81
Forfeited	—	—	—	(373)	54.10

Outstanding (stock options); non-vested (restricted stock) at December 31, 2014	47,700	$51.52	$1,018	19,695	$54.69

Exercisable at December 31, 2014	47,700	$51.52	$1,018	n/a	n/a

	2014	2013	2012
Weighted-average fair value of stock options granted during the year	$14.62	$12.47	$9.51

Weighted-average remaining contractual life for stock options in years	6.46	6.04	6.21

Total fair value of stock options vested during the year	$145	$123	$94
Total intrinsic value of stock options exercised during the year	$657	$263	$559
Total fair value of restricted stock vested during the year	$955	$811	$988

        There were no non-vested stock options at December 31, 2014, and the weighted-average remaining contractual life of the outstanding and exercisable stock options at such date was 6.46 years. The total compensation cost not yet recognized for restricted stock at December 31, 2014 was $929, which will be recognized over the weighted average of 1.08 years.

        The fair value for the stock options was estimated at the date of grant using a lattice-based option valuation model, with the following weighted-average assumptions for the 2014, 2013 and 2012 grants: risk-free interest rates of 0.89% to 1.17% (weighted average 1.10%) in 2014, 0.34% to 0.77% (weighted average 0.65%) in 2013, and 0.36% to 0.51% (weighted average 0.40%) in 2012; a dividend yield of 0.70% to 0.90% (weighted average 0.75%) in 2014 and 0% in 2013 and 2012; and a volatility factor of .294 to .316 (weighted average .299) in 2014, .304 to .307 (weighted average .306) in 2013, and .278 to .288 (weighted average .286) in 2012, based on the monthly per-share closing prices for three years preceding the date of issuance. In addition, the fair value of these options was estimated based on an expected life of three years. The fair value of restricted stock is based on the closing per-share price of the Company's common stock on the date of grant.

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except share and per share amounts)

Years Ended December 31, 2014, 2013 and 2012

(8) Commitments and Contingencies

        The Company leases some of the equipment used in its operations under operating leases. Generally, the leases are for periods varying from one to five years and are renewable at the option of the Company. The Company also has a lease for corporate office space. Total lease and rent expense was $2.2 million for 2014 and $2.0 million for each of 2013 and 2012. As of December 31, 2014, future minimum payments under operating leases that were either non-cancelable or subject to significant penalty upon cancellation were $1.7 million for 2015, $1.6 million for 2016, $1.1 million for 2017, $0.5 million for 2018, $0.5 million for 2019 and $0.4 million thereafter.

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

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except share and per share amounts)

Years Ended December 31, 2014, 2013 and 2012

(9) Business Segments (Continued)

        Operating results and certain other financial data for the years ended December 31, 2014, 2013 and 2012 for the Company's two business segments are as follows:

	2014	2013	2012
Revenues
Lime and limestone operations	$144,567	$128,003	$131,404
Natural gas interests	5,274	5,762	7,121

Total revenues	$149,841	$133,765	$138,525

Depreciation, depletion and amortization
Lime and limestone operations	$13,811	$13,336	$13,559
Natural gas interests	895	955	1,291

Total depreciation, depletion and amortization	$14,706	$14,291	$14,850

Gross profit
Lime and limestone operations	$33,958	$27,913	$29,499
Natural gas interests	2,833	2,887	3,939

Total gross profit	$36,791	$30,800	$33,438

Identifiable assets, at year end
Lime and limestone operations	$128,961	$124,839	$130,059
Natural gas interests	9,762	10,910	11,943
Unallocated corporate assets and cash items	61,697	51,777	32,244

Total identifiable assets	$200,420	$187,526	$174,246

Capital expenditures
Lime and limestone operations	$15,352	$8,863	$8,211
Natural gas interests	25	58	81

Total capital expenditures	$15,377	$8,921	$8,292

(10) Acquisition

        In December 2014, the Company acquired the assets of a trucking company operation in Houston, Texas for a cash purchase price of $3.8 million, including $1.7 million for land and buildings and $2.1 million for trucks, trailers and other equipment. Acquisition-related costs of approximately $31 were expensed in 2014. Prior to the purchase, the Company utilized the trucking company exclusively to deliver the Company's products to its customers and slurry facilities, and the land purchased included the site leased for the slurry facility.

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except share and per share amounts)

Years Ended December 31, 2014, 2013 and 2012

(11) Supplementary Financial Information for Oil and Gas Producing Activities (Unaudited)

Results of Operations from Oil and Gas Producing Activities

        The Company's natural gas interests consist of royalty and non-operating working interests in wells drilled on the Company's approximately 3,800 acres of land located in Johnson County, Texas in the Barnett Shale Formation. The Company also has royalty and non-operating working interests in wells drilled from drillsites on the Company's property under a lease covering approximately 538 acres of land contiguous to the Company's Johnson County, Texas property. The following sets forth certain information with respect to the Company's results of operations and costs incurred for its natural gas interests for the years ended December 31, 2014, 2013 and 2012:

	2014	2013	2012
Results of Operations
Revenues	$5,274	$5,762	$7,121
Production and operating costs	1,546	1,920	1,891
Depreciation and depletion	895	955	1,291

Results of operations before income taxes	2,833	2,887	3,939
Income tax expense	742	736	1,044

Results of operations (excluding corporate overhead and interest costs)	$2,091	$2,151	$2,895

Costs Incurred
Development costs incurred	$25	$58	$81
Exploration costs	—	—	—
Capitalized asset retirement costs	—	—	—
Property acquisition costs	—	—	—
Capitalized Costs
Natural gas properties—proved	$18,384	$18,359	$18,301
Less: accumulated depreciation and depletion	9,153	8,256	7,294

Net capitalized costs for natural gas properties	$9,231	$10,103	$11,007

Unaudited Oil and Natural Gas Reserve and Standardized Measure Information

        The independent petroleum engineering firm of DeGolyer and MacNaughton has been retained by the Company to estimate its proved natural gas reserves as of December 31, 2014. No events have occurred since December 31, 2014 that would have a material effect on the estimated proved reserves.

        The following information is presented with regard to the Company's natural gas reserves, all of which are proved and located in the United States. These rules require inclusion, as a supplement to the basic financial statements, of a standardized measure of discounted future net cash flows relating to proved natural gas reserves. The standardized measure, in management's opinion, should be examined with caution. The basis for these disclosures is the independent petroleum engineers' reserve studies, which contain imprecise estimates of quantities and rates of production of reserves. Revision of

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except share and per share amounts)

Years Ended December 31, 2014, 2013 and 2012

(11) Supplementary Financial Information for Oil and Gas Producing Activities (Unaudited) (Continued)

estimates can have a significant impact on the results. Also, development and production improvement costs in one year may significantly change previous estimates of proved reserves and their valuation. Values of unproved properties and anticipated future price and cost increases or decreases are not considered. Therefore, the standardized measure is not necessarily a "best estimate" of the fair value of gas properties or of future net cash flows.

        In calculating the future net cash flows for its royalty and non-operating working interests in the table below as of December 31, 2014, 2013 and 2012, the Company utilized 12-month average prices of $4.61, $3.88 and $2.87 per MCF of natural gas and $30.20, $29.95 and $30.27 per BBL of natural gas liquids, respectively.

Unaudited Summary of Changes in Proved Reserves

	Natural Gas (BCF) 2014	Natural Gas Liquids (MMBBLS) 2014	Natural Gas (BCF) 2013	Natural Gas Liquids (MMBBLS) 2013	Natural Gas (BCF) 2012	Natural Gas Liquids (MMBBLS) 2012
Proved reserves—beginning of year	7.6	1.1	8.3	1.1	10.3	1.5
Revisions of previous estimates	(0.3)	—	—	0.1	(0.8)	(0.3)
Extensions and discoveries	—	—	—	—	—	—
Production	(0.6)	(0.1)	(0.7)	(0.1)	(1.2)	(0.1)

Proved reserves—end of year	6.7	1.0	7.6	1.1	8.3	1.1

Proved developed reserves—end of year	6.7	1.0	7.6	1.1	8.3	1.1

Unaudited Standardized Measure of Discounted Future Net Cash Flows

	2014	2013	2012
Future estimated gross revenues	$60,073	$61,873	$57,882
Future estimated production and development costs	(23,243)	(24,276)	(23,905)

Future estimated net revenues	36,830	37,597	33,977
Future estimated income tax expense	(10,105)	(10,286)	(9,193)

Future estimated net cash flows	26,725	27,311	24,784
10% annual discount for estimated timing of cash flows	(13,437)	(13,733)	(12,020)

Standardized measure of discounted future estimated net cash flows	$13,288	$13,578	$12,764

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except share and per share amounts)

Years Ended December 31, 2014, 2013 and 2012

(11) Supplementary Financial Information for Oil and Gas Producing Activities (Unaudited) (Continued)

Unaudited Changes in Standardized Measure of Discounted Future Net Cash Flows

	2014	2013	2012
Standardized measure—beginning of year	$13,578	$12,764	$29,948
Net change in sales prices and production costs	2,180	4,227	(7,067)
Sales of natural gas produced, net of production costs	(3,730)	(3,842)	(5,230)
Net change due to changes in quantity estimates	(586)	430	(5,863)
Previously estimated development costs incurred	21	56	116
Net change in income taxes	90	(380)	7,419
Accretion of discount	1,594	1,486	1,603
Timing of production of reserves and other	141	(1,163)	(8,162)

Standardized measure—end of year	$13,288	$13,578	$12,764

(12) Summary of Quarterly Financial Data (unaudited)

	2014
	March 31,	June 30,	September 30,	December 31,
Revenues
Lime and limestone operations	$35,051	$37,320	$37,855	$34,341
Natural gas interests	1,640	1,356	1,218	1,060

	$36,691	$38,676	$39,073	$35,401
Gross profit
Lime and limestone operations	$7,662	$9,704	$9,271	$7,321
Natural gas interests	930	719	612	572

	$8,592	$10,423	$9,883	$7,893
Net income	$4,492	$5,718	$5,426	$3,731
Basic income per common share	$0.81	$1.03	$0.97	$0.67
Diluted income per common share	$0.80	$1.03	$0.97	$0.67

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except share and per share amounts)

Years Ended December 31, 2014, 2013 and 2012

(12) Summary of Quarterly Financial Data (unaudited) (Continued)

	2013
	March 31,	June 30,	September 30,	December 31,
Revenues
Lime and limestone operations	$30,155	$33,684	$35,498	$28,666
Natural gas interests	1,430	1,488	1,401	1,443

	$31,585	$35,172	$36,899	$30,109
Gross profit
Lime and limestone operations	$5,667	$8,363	$8,409	$5,474
Natural gas interests	624	601	701	961

	$6,291	$8,964	$9,110	$6,435
Net income	$2,757	$4,626	$4,789	$2,628
Basic income per common share	$0.50	$0.83	$0.86	$0.47
Diluted income per common share	$0.50	$0.83	$0.86	$0.47

(13) Subsequent Event

        On January 29, 2015, the Company declared a regular quarterly cash dividend of $0.125 (12.5 cents) per share on the Company's common stock. This dividend is payable on March 19, 2015 to shareholders of record at the close of business on February 27, 2015.

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

        As of December 31, 2014, management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in the 2013 "Internal Control—Integrated Framework," issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO criteria"). Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

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

ITEM 9B.    OTHER INFORMATION.

        None

 PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

        The information appearing under "Election of Directors," "Nominees for Director," "Executive Officers Who Are Not Directors" and "Corporate Governance" in the definitive Proxy Statement for the Company's 2015 Annual Meeting of Shareholders (the "2015 Proxy Statement") is hereby incorporated by reference in answer to this Item 10. The Company anticipates that it will file the 2015 Proxy Statement with the SEC on or before April 5, 2015.

ITEM 11.    EXECUTIVE COMPENSATION.

        The information appearing under "Executive Compensation" and "Compensation of Directors" in the 2015 Proxy Statement is hereby incorporated by reference in answer to this Item 11.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        The information appearing under "Voting Securities and Principal Shareholder," "Shareholdings of Company Directors and Executive Officers" and "Executive Compensation" in the 2015 Proxy Statement is hereby incorporated by reference in answer to this Item 12.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

        The information appearing under "Voting Securities and Principal Shareholder" and "Corporate Governance" in the 2015 Proxy Statement is hereby incorporated by reference in answer to this Item 13.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

        The information appearing under "Independent Auditors" in the 2015 Proxy Statement is hereby incorporated by reference in answer to this Item 14.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)
1.    The following financial statements are included in Item 8:

Reports of Independent Registered Public Accounting Firm
Consolidated Financial Statements:
Consolidated Balance Sheets as of December 31, 2014 and 2013;
Consolidated Statements of Income for the Years Ended December 31, 2014, 2013 and 2012;
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2014, 2013 and 2012;
Consolidated Statements of Stockholders' Equity for the Years Ended December, 31, 2014, 2013 and 2012;
Consolidated Statements of Cash Flows for the Years Ended December 31, 2014, 2013 and 2012; and
Notes to Consolidated Financial Statements.
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
3.3
Amended and Restated Bylaws of United States Lime & Minerals, Inc. as of April 26, 2013 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed May 1, 2013, File Number 000-4197).
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
10.1.3
United States Lime & Minerals, Inc. 2001 Long-Term Incentive Plan, as Amended and Restated (incorporated by reference to Exhibit A to the Company's definitive Proxy Statement for its Annual Meeting of Shareholders held on May 2, 2014, File Number 000-4197).
10.2.1
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
10.2.2
Employment Agreement effective as of January 1, 2015 between United States Lime & Minerals, Inc. and Timothy W. Byrne, including Cash Performance Bonus Award Agreement dated as of January 1, 2015 between United States Lime and Minerals, Inc. and Timothy W. Byrne, set forth as Exhibit A thereto (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, File Number 000-4197).

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

Exhibits 10.1.1 through 10.2.2 are management contracts or compensatory plans or arrangements required to be filed as exhibits.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED STATES LIME & MINERALS, INC.
Date: March 6, 2015	By:	/s/ TIMOTHY W. BYRNE Timothy W. Byrne, President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 6, 2015	By:	/s/ TIMOTHY W. BYRNE Timothy W. Byrne, President, Chief Executive Officer, and Director (Principal Executive Officer)
Date: March 6, 2015	By:	/s/ M. MICHAEL OWENS M. Michael Owens, Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Date: March 6, 2015	By:	/s/ ANTOINE M. DOUMET Antoine M. Doumet, Director and Chairman of the Board
Date: March 6, 2015	By:	/s/ RICHARD W. CARDIN Richard W. Cardin, Director
Date: March 6, 2015	By:	/s/ BILLY R. HUGHES Billy R. Hughes, Director
Date: March 6, 2015	By:	/s/ EDWARD A. ODISHAW Edward A. Odishaw, Director and Vice Chairman of the Board

EXHIBIT INDEX

21.1	SUBSIDIARIES OF THE COMPANY.
23.1	CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM.
23.2	CONSENT OF INDEPENDENT PETROLEUM ENGINEERS.
31.1	RULE 13a-14(a)/15d-14(a) CERTIFICATION BY CHIEF EXECUTIVE OFFICER.
31.2	RULE 13a-14(a)/15d-14(a) CERTIFICATION BY CHIEF FINANCIAL OFFICER.
32.1	SECTION 1350 CERTIFICATION BY CHIEF EXECUTIVE OFFICER.
32.2	SECTION 1350 CERTIFICATION BY CHIEF FINANCIAL OFFICER.
95.1	MINE SAFETY DISCLOSURES.
99.1	REPORT OF INDEPENDENT PETROLEUM ENGINEERS.
101	INTERACTIVE DATA FILES.