Form 10-Q
period 2015-03-31
UNITED STATES LIME & MINERALS INC
filed 2015-05-08
CIK 82020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:  As of May 7, 2015, 5,597,686 shares of common stock, $0.10 par value, were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

(Unaudited)

	March 31,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$60,469	$58,332
Trade receivables, net	16,028	17,444
Inventories	13,886	13,436
Prepaid expenses and other current assets	1,757	2,550
Total current assets	92,140	91,762

Property, plant and equipment	265,022	262,462
Less accumulated depreciation and depletion	(157,146)	(153,949)
Property, plant and equipment, net	107,876	108,513

Other assets, net	134	145

Total assets	$200,150	$200,420

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of debt	$15,417	$16,667
Accounts payable	4,656	5,166
Accrued expenses	2,547	3,132
Total current liabilities	22,620	24,965

Debt, excluding current installments	—	—
Deferred tax liabilities, net	19,331	19,259
Other liabilities	1,539	1,505
Total liabilities	43,490	45,729

Stockholders’ equity:
Common stock	653	652
Additional paid-in capital	20,686	20,418
Accumulated other comprehensive loss	(911)	(1,024)
Retained earnings	186,375	184,710
Less treasury stock, at cost	(50,143)	(50,065)

Total stockholders’ equity	156,660	154,691

Total liabilities and stockholders’ equity	$200,150	$200,420

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share data)

(Unaudited)

	THREE MONTHS ENDED
	March 31,
	2015		2014
Revenues

Lime and limestone operations	$29,362	97.7%	$35,051	95.5%
Natural gas	702	2.3%	1,640	4.5%
	30,064	100.0%	36,691	100.0%
Cost of revenues:
Labor and other operating expenses	20,316	67.6%	24,543	66.9%
Depreciation, depletion and amortization	3,884	12.9%	3,556	9.7%
	24,200	80.5%	28,099	76.6%
Gross profit	5,864	19.5%	8,592	23.4%

Selling, general and administrative expenses	2,399	8.0%	2,182	6.0%

Operating profit	3,465	11.5%	6,410	17.4%

Other expenses (income):
Interest expense	322	1.0%	399	1.1%
Other (income) expenses, net	(7)	(0.0)%	2	0.0%
	315	1.0%	401	1.1%
Income before income taxes	3,150	10.5%	6,009	16.3%

Income tax expense	785	2.6%	1,517	4.1%
Net income	$2,365	7.9%	$4,492	12.2%

Income per share of common stock:
Basic	$0.42		$0.81
Diluted	$0.42		$0.80

Cash dividends per share of common stock	$0.125		$0.125

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in thousands)

(Unaudited)

	THREE MONTHS ENDED
	March 31,
	2015	2014
Net income	$2,365	4,492
Other comprehensive income

Mark to market of interest rate hedges, net of tax expenses of $65 and $83 for 2015 and 2014, respectively,	113	146
Total other comprehensive income	113	146
Comprehensive income	$2,478	4,638

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(Unaudited)

	March 31,
	2015	2014
Operating Activities:
Net income	$2,365	$4,492
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	3,962	3,601
Amortization of deferred financing costs	11	11
Deferred income taxes	7	85
Loss on sale of property, plant and equipment	30	28
Stock-based compensation	268	233
Changes in operating assets and liabilities:
Trade receivables, net	1,416	(4,735)
Inventories	(450)	1,696
Prepaid expenses and other current assets	793	(271)
Other assets	—	1
Accounts payable and accrued expenses	(1,020)	(1,374)
Other liabilities	141	30
Net cash provided by operating activities	7,523	3,797
Investing Activities:
Purchase of property, plant and equipment	(3,424)	(2,856)
Proceeds from sale of property, plant and equipment	66	97
Net cash used in investing activities	(3,358)	(2,759)
Financing Activities:
Repayment of term loans	(1,250)	(1,250)
Cash dividends paid	(700)	(697)
Purchase of treasury shares	(78)	(79)
Net cash used in financing activities	(2,028)	(2,026)
Net increase in cash and cash equivalents	2,137	(988)
Cash and cash equivalents at beginning of period	58,332	49,475
Cash and cash equivalents at end of period	$60,469	$48,487

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.              Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by United States Lime & Minerals, Inc. (the “Company”) without independent audit.  In the opinion of the Company’s management, all adjustments of a normal and recurring nature necessary to present fairly the financial position, results of operations, comprehensive income and cash flows for the periods presented have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2014.  The results of operations for the three-month period ended March 31, 2015 are not necessarily indicative of operating results for the full year.

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

3.              Accounting Policies

Revenue Recognition.  The Company recognizes revenue for its Lime and Limestone Operations in accordance with the terms of its purchase orders, contracts or purchase agreements, which are generally upon shipment, and when payment is considered probable. Revenues include external freight billed to customers with related costs in cost of revenues.  The Company’s returns and allowances are minimal.  External freight billed to customers included in first quarter 2015 and 2014 revenues was $5.2 million and $6.5 million, respectively, which approximates the amount of external freight billed to customers included in cost of revenues.  Sales taxes billed to customers are not included in revenues.  For its Natural Gas Interests, the Company recognizes revenue in the month of production and delivery.

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

Fair Values of Financial Instruments.  Fair value is defined as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.”  The Company uses a three-tier fair value hierarchy, which classifies the inputs used in measuring fair values, in determining the fair value of its financial assets and liabilities. These tiers include:  Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets; Level 2, defined as observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.  There were no changes in the methods and assumptions used in measuring fair value during the period, which include, as of the valuation date, quoted three-month LIBOR rates for the remaining life of the interest rate swaps.  The Company’s financial  liabilities measured at fair value on a recurring basis at March 31, 2015 and December 31, 2014 are summarized below (in thousands):

			Significant Other Observable Inputs (Level 2)
	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014	Valuation Technique
Interest rate swap liabilities	$(483)	$(661)	$(483)	$(661)	Cash flows approach

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

The following table sets forth operating results and certain other financial data for the Company’s two business segments (in thousands):

	Quarter Ended March 31,
	2015	2014
Revenues
Lime and limestone operations	$29,362	$35,051
Natural gas interests	702	1,640
Total revenues	$30,064	$36,691
Depreciation, depletion and amortization
Lime and limestone operations	$3,692	$3,332
Natural gas interests	192	224
Total depreciation, depletion and amortization	$3,884	$3,556
Gross profit
Lime and limestone operations	$5,697	$7,662
Natural gas interests	167	930
Total gross profit	$5,864	$8,592
Capital expenditures
Lime and limestone operations	$3,420	$2,852
Natural gas interests	4	4
Total capital expenditures	$3,424	$2,856

5.              Income Per Share of Common Stock

The following table sets forth the computation of basic and diluted income per common share (in thousands, except per share amounts):

	Quarter Ended March 31,
	2015	2014
Net income for basic and diluted income per common share	$2,365	$4,492
Weighted-average shares for basic income per common share	5,597	5,576
Effect of dilutive securities:
Employee and director stock options (1)	8	10
Adjusted weighted-average shares and assumed exercises for diluted income per common share	5,605	5,586
Basic net income per common share	$0.42	$0.81
Diluted net income per common share	$0.42	$0.80

(1)  Excludes 17 and 15 stock options for the quarters ended March 31, 2015 and 2014, respectively, as anti-dilutive because the exercise price exceeded the average per share market price for the periods presented.

6.              Accumulated Other Comprehensive Loss

The following table presents the components of comprehensive income (in thousands):

	Quarter Ended March 31,
	2015	2014
Net income	$2,365	$4,492
Reclassification to interest expense	191	216
Deferred income tax expense	(65)	(83)
Mark to market of interest rate hedges	(13)	13
Comprehensive income	$2,478	$4,638

Amounts reclassified to interest expense were for payments made by the Company pursuant to the Company’s interest rate hedges.

Accumulated other comprehensive loss consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Mark to market of interest rate hedges, net of tax benefit	$(309)	$(422)
Minimum pension liability adjustments, net of tax benefit	(602)	(602)
Accumulated other comprehensive loss	$(911)	$(1,024)

7.              Inventories

Inventories are valued principally at the lower of cost, determined using the average cost method, or market.  Costs for raw materials and finished goods include materials, labor, and production overhead.   Inventories consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Lime and limestone inventories:
Raw materials	$5,986	$5,693
Finished goods	2,389	2,283
	8,375	7,976
Service parts inventories	5,511	5,460
	$13,886	$13,436

8.              Banking Facilities and Debt

As of March 31, 2015, the Company’s credit agreement included a ten-year $40 million term loan (the “Term Loan”), a ten-year $20 million multiple draw term loan (the “Draw Term Loan”) and a $30 million revolving credit facility (the “Revolving Facility”) (collectively, the “Credit Facilities”).  At March 31, 2015, the Company had $0.7 million of letters of credit issued, which counted as draws under the Revolving Facility.  Pursuant to a security agreement, dated August 25, 2004, the Credit Facilities are secured by the Company’s existing and hereafter acquired tangible assets, intangible assets and real property.

As of March 31, 2015, the Term Loan required quarterly principal payments of $0.8 million, with a final principal payment of $7.5 million due on December 31, 2015.  The Draw Term Loan required quarterly principal payments of $0.4 million, with a final principal payment of $5.4 million due on December 31, 2015.  The maturity of the Term Loan, the Draw Term Loan and the Revolving Facility could have been accelerated if any event of default, as defined under the Credit Facilities, had occurred.

The Revolving Facility commitment fee ranged from 0.250% to 0.400%.  The Credit Facilities bore interest, at the Company’s option, at either LIBOR plus a margin of 1.750% to 2.750%, or the Lender’s Prime Rate plus a margin of 0.000% to plus 1.000%.  The Revolving Facility commitment fee and the interest rate margins were determined quarterly in accordance with a pricing grid based upon the Company’s Cash Flow Leverage Ratio, defined as the ratio of the Company’s total funded senior indebtedness to earnings before interest, taxes, depreciation, depletion and amortization (“EBITDA”) for the 12 months ended on the last day of the most recent calendar quarter, plus pro forma EBITDA from any businesses acquired during the period.

As of March 31, 2015, the Company had hedges, with Wells Fargo Bank, N.A as the counterparty to the hedges, that fixed LIBOR through maturity at 4.695%, 4.875% and 5.500% on the outstanding balance of the Term Loan, 75% of the outstanding balance of the Draw Term Loan and 25% of the outstanding balance of the Draw Term Loan, respectively.  Based on the then-current LIBOR margin of 1.750%, the Company’s current interest rates were: 6.445% on the outstanding balance of the Term Loan; 6.625% on 75% of the outstanding balance of the Draw Term Loan; and 7.250% on 25% of the outstanding balance of the Draw Term Loan.

The hedges were effective as defined under applicable accounting rules.  Therefore, changes in fair value of the interest rate hedges are reflected in comprehensive income (loss).  The Company was exposed to credit losses in the event of non-performance by the counterparty to the hedges.   The Company’s mark to market of its interest rate hedges, at March 31, 2015 and December 31, 2014, resulted in liabilities of $0.5 million and $0.7 million, respectively, which are included in accrued expenses on the Company’s Condensed Consolidated Balance Sheets.  The Company paid $0.2 million in each of the first quarters 2015 and 2014 in quarterly settlement payments pursuant to the hedges.  These payments are included in interest expense on the Company’s Condensed Consolidated Statements of Operations.

A summary of outstanding debt at the dates indicated is as follows (in thousands):

	March 31, 2015	December 31, 2014
Term Loan	$9,167	$10,000
Draw Term Loan	6,250	6,667
Revolving Facility (1)	—	—
Total current installments of debt	$15,417	$16,667

(1) The Company had letters of credit totaling $0.7 million issued on the Revolving Facility at both March 31, 2015 and December 31, 2014.

As the Company’s debt bore interest at floating rates, the Company estimated that the carrying values of its debt at March 31, 2015 and December 31, 2014 approximated fair value.

9.     Income Taxes

The Company has estimated that its effective income tax rate for 2015 will be approximately 24.9%.  As in prior periods, the primary reason for the effective rate being below the federal statutory rate is due to statutory depletion, which is allowed for income tax purposes and is a permanent difference between net income for financial reporting purposes and taxable income.

10.  Dividend

On March 19, 2015, the Company paid $0.7 million in cash dividends, based on a dividend of $0.125 (12.5 cents) per share on its common stock, to shareholders of record at the close of business on February 27, 2015.

11.  Subsequent Events

On April 29, 2015, the Company declared a regular quarterly cash dividend of $0.125 (12.5 cents) per share on the Company’s common stock.  This dividend is payable on June 19, 2015 to shareholders of record at the close of business on May 29, 2015.

On May 7, 2015, the Company paid off the $15.4 million balance then outstanding on the Term Loan and Draw Term Loan, as well as paid $0.5 million to repurchase the related hedges, from cash on hand.  The repurchase of the hedges will result in additional interest expense of approximately $0.3 million in the second quarter 2015, while paying off the outstanding Term Loans will reduce interest expense for the second half of the year by approximately $0.5 million.

On May 7, 2015, the Company amended its credit agreement with Wells Fargo Bank, N.A. (“Wells Fargo”) to provide for a $75 million revolving credit facility (the “New Revolving Facility”), along with an incremental four-year accordion feature to borrow up to an additional $50 million on the same terms, subject to approval by Wells Fargo or another lender selected by the Company.  The terms of the amended credit agreement provide for a final maturity of the New Revolving Facility and any incremental loan on May 7, 2020, interest rates of LIBOR plus a margin of 1.000% to 2.000% and a commitment fee range of 0.200% to 0.350% on the undrawn portion of the New Revolving Facility.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements.   Any statements contained in this Report that are not statements of historical fact are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995.  Forward-looking statements in this Report, including without limitation statements relating to the Company’s plans, strategies, objectives, expectations, intentions, and adequacy of resources, are identified by such words as “will,” “could,” “should,” “would,”  “believe,” “possible,” “potential,” “expect,” “intend,” “plan,” “schedule,” “estimate,” “anticipate,” and “project.”  The Company undertakes no obligation to publicly update or revise any forward-looking statements.  The Company cautions that forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from expectations, including without limitation the following:  (i) the Company’s plans, strategies, objectives, expectations, and intentions are subject to change at any time at the Company’s discretion; (ii) the Company’s plans and results of operations will be affected by its ability to maintain and manage its growth; (iii) the Company’s ability to meet short-term and long-term liquidity demands, including servicing the Company’s debt, meeting the Company’s operating and capital needs, including for possible modernization and expansion and development projects and acquisitions, and paying dividends, conditions in the credit and equity markets, and changes in interest rates, including the ability of the Company’s customers and the lender under the Company’s revolving credit facility to meet their obligations;  (iv) interruptions to operations and increased expenses at the Company’s facilities resulting from changes in mining methods or conditions, variability of chemical or physical properties of the Company’s limestone and its impact on process equipment and product quality, inclement weather conditions, natural disasters, accidents, IT systems failures or disruptions, including due to cybersecurity incidents, or regulatory requirements; (v) volatile coal, petroleum coke, diesel, natural gas, electricity, transportation and freight costs and the consistent availability of trucks and rail cars to deliver the Company’s products to its customers and solid fuels to its plants on a timely basis; (vi) unanticipated delays, difficulties in financing, technical feasibility issues or cost overruns in completing modernization and expansion and development projects; (vii) the Company’s ability to expand its Lime and Limestone Operations through acquisitions of businesses with related or similar operations, including obtaining financing for such acquisitions, and to successfully integrate acquired operations and sell any resulting increased production at acceptable prices; (viii) inadequate demand and/or prices for the Company’s lime and limestone products due to conditions in the U.S. economy, recessionary pressures in particular industries, including highway, road and building construction, steel, and oil and gas services, effects of governmental fiscal and budgetary constraints, including the level of highway construction funding, and legislative impasses, inclement weather conditions and inability to continue to increase or maintain prices for the Company’s products; (ix) uncertainties of development, production, pipeline capacity, prices and regulations with respect to the Company’s Natural Gas Interests, including the absence of drilling activities on the Company’s O & G Properties, unitization of existing wells, inability to explore for new reserves, declines in production rates and plugging and abandoning of existing wells; (x) ongoing and possible new regulations, investigations, enforcement actions and costs, legal expenses, penalties, fines, assessments, litigation, judgments and settlements, taxes and disruptions and limitations of operations, including those related to climate change and health and safety and those that could impact the Company’s ability to continue or renew its operating permits or successfully secure new permits in connection with its modernization and expansion and development projects; and (xi) other risks and uncertainties set forth in this Report or indicated from time to time in the Company’s filings with the Securities and Exchange Commission (the “SEC”), including the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

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

Revenues from the Company’s Lime and Limestone Operations decreased 16.2% in the first quarter 2015, compared to the first quarter 2014, because of decreased sales volumes of approximately 16.6% for the Company’s lime and limestone products, resulting from the decrease in demand principally from its construction, steel, oil and gas services and industrial customers, partially offset by average product price increases of approximately 0.4% realized for the Company’s lime and limestone products in the first quarter 2015, compared to the comparable 2014 quarter.  The Company’s gross profit from its Lime and Limestone Operations decreased 25.3% in the first quarter 2015, compared to the first quarter 2014, primarily because of the decrease in revenues in the first quarter 2015, compared to the comparable 2014 quarter.  Although, the Company also expects demand from its construction customers to return to more normal levels for the remainder of 2015, it expects demand from its steel and oil and gas services customers to continue to be lower than last year’s levels.

Revenues from the Company’s Natural Gas Interests decreased 57.2% in the first quarter 2015, due to decreased prices for natural gas (approximately 50.1% for the 2015 quarter, compared to the comparable 2014 quarter) and decreased production volumes (approximately 7.1%) resulting from the normal declines in production rates on the Company’s 39 existing natural gas wells.  The Company’s gross profit from its Natural Gas Interests decreased 82.0% in the first quarter 2015, compared to the comparable 2014 quarter, primarily because of the decrease in revenues discussed above.

The Company’s continued significant cash flows and strong balance sheet enabled it to declare and pay regular quarterly cash dividends of $0.125 (12.5 cents) per share on its common stock, to repay early the $15.4 million outstanding balance of its term loans, and to amend its credit agreement to increase its revolving credit facility from $30 million to $75 million, along with an incremental four-year accordion feature to borrow up to an additional $50 million on the same terms, subject to approval by Wells Fargo Bank, N.A. (“Wells Fargo”) or another lender selected by the Company.

Liquidity and Capital Resources.

Net cash provided by operating activities was $7.5 million in the first quarter 2015, compared to $3.8 million in the first quarter 2014, an increase of $3.7 million, or 98.1%.  Net cash provided by operating activities is composed of net income, depreciation, depletion and amortization (“DD&A”) and other non-cash items included in net income, and changes in working capital.  In the first quarter 2015, cash provided by operating activities was principally composed of net income of $2.4 million and DD&A of $4.0 million, compared to $4.5 million of net income and $3.6 million of DD&A in the first quarter 2014.  The most significant changes in working capital in the 2015 quarter were decreases in trade receivables, net of $1.4 million and accounts payable and accrued expenses of $1.0 million, compared to an increase in trade receivables, net of $4.7 million and decreases of $1.7 million in inventories and $1.4 million in accounts payable and accrued expenses in the 2014 quarter. The decrease in trade receivables, net in the 2015 quarter primarily resulted from decreased revenues in March 2015 compared to December 2014, while the increase in trade receivables, net in the 2014 quarter primarily resulted from increased revenues in March 2014 compared to December 2013.

The Company had $3.4 million in capital expenditures in the first quarter 2015, compared to $2.9 million in the comparable period last year.

Net cash used in financing activities was $2.0 million in each of the 2015 and 2014 quarters, primarily consisting of the repayment of $1.25 million of term loan debt and a dividend payment of $0.7 in each quarter.  Cash and cash equivalents increased to $60.5 million at March 31, 2015 from $58.3 million at December 31, 2014.

Until recently amended, the Company’s credit agreement included a ten-year $40 million term loan (the “Term Loan”), a ten-year $20 million multiple draw term loan (the “Draw Term Loan”) and a $30 million revolving credit facility (the “Revolving Facility”) (collectively, the “Credit Facilities”).  At March 31, 2015, the Company had $0.7 million of letters of credit issued, which counted as draws under the Revolving Facility.  Pursuant to a security agreement, dated August 25, 2004, the Credit Facilities were secured by the Company’s existing and hereafter acquired tangible assets, intangible assets and real property.

The Term Loan required quarterly principal payments of $0.8 million, with a final principal payment of $7.5 million due on December 31, 2015.  The Draw Term Loan required quarterly principal payments of $0.4 million, with a final principal payment of $5.4 million due on December 31, 2015.  The maturity of the Term Loan, the Draw Term Loan and the Revolving Facility could have been accelerated if any event of default, as defined under the Credit Facilities, had occured.

The Revolving Facility commitment fee ranged from 0.250% to 0.400%.  The Credit Facilities bore interest, at the Company’s option, at either LIBOR plus a margin of 1.750% to 2.750%, or the Lender’s Prime Rate plus a margin of 0.000% to plus 1.000%.  The Revolving Facility commitment fee and the interest rate margins were determined quarterly in accordance with a pricing grid based upon the Company’s Cash Flow Leverage Ratio, defined as the ratio of the Company’s total funded senior indebtedness to earnings before interest, taxes, depreciation, depletion and amortization and stock-based compensation (“EBITDA”) for the 12 months ended on the last day of the most recent calendar quarter, plus pro forma EBITDA from any businesses acquired during the period.

The Company had hedges, with Wells Fargo Bank, N.A. as the counterparty to the hedges, that fixed LIBOR through maturity at 4.695%, 4.875% and 5.500% on the outstanding balance of the Term Loan, 75% of the outstanding balance of the Draw Term Loan and 25% of the outstanding balance of the Draw Term Loan, respectively.  Based on the then-current LIBOR margin of 1.750%, the Company’s current interest rates were: 6.445% on the outstanding balance of the Term Loan; 6.625% on 75% of the outstanding balance of the Draw Term Loan; and 7.250% on 25% of the outstanding balance of the Draw Term Loan.

The hedges were effective as defined under applicable accounting rules.  Therefore, changes in fair value of the interest rate hedges are reflected in other comprehensive income (loss).  The Company was exposed to credit losses in the event of non-performance by the counterparty to the hedges.   The Company’s mark to market of its interest rate hedges, at March 31, 2015 and December 31, 2014, resulted in liabilities of $0.5 million and $0.7 million, respectively, which are included in accrued expenses on the Company’s Condensed Consolidated Balance Sheets.  The Company paid a quarterly settlement payment of $0.2 million in each of the first quarters 2015 and 2014 pursuant to the hedges.  These payments are included in interest expense on the Company’s Condensed Consolidated Statements of Operations.

On May 7, 2015, the Company paid off the $15.4 million balance then outstanding on the Term Loan and Draw Term Loan, as well as paid $0.5 million to repurchase the related hedges, from cash on hand.  The repurchase of the hedges will result in additional interest expense of approximately $0.3 million in the second quarter 2015, while paying off the outstanding Term Loans will reduce interest expense for the second half of the year by approximately $0.5 million. See Part II, Item 5: “Other Information.”

On May 7, 2015, the Company amended its credit agreement with Wells Fargo to provide for a $75 million revolving credit facility (the “New Revolving Facility”), along with an incremental four-year accordion feature to borrow up to an additional $50 million on the same terms, subject to approval by Wells Fargo or another lender selected by the Company.  The terms of the amended credit agreement provide for a final maturity of the New Revolving Facility and any incremental loan on May 7, 2020, interest rates of LIBOR plus a margin of 1.000% to 2.000% and a commitment fee range of 0.200% to 0.350% on the undrawn portion of the New Revolving Facility.  As of the date of this report, there is no outstanding balance on the New Revolving Facility, other than letters of credit totaling $0.7 million, which count as draws on the New Revolving Facility.  See Part II, Item 5: “Other Information.”

The Company is not contractually committed to any planned capital expenditures for its Lime and Limestone Operations until actual orders are placed for equipment.  As of March 31, 2015, the Company had no material open orders or commitments that are not included in current liabilities on the March 31, 2015 Condensed Consolidated Balance Sheet.

The Company is also considering finalizing the previously disclosed termination of the Corson Pension Plan. Such termination would result in a cash payment of approximately $0.4 million and a reduction of income of approximately $0.6 million, net of tax benefits, which is currently in accumulated other comprehensive loss.

After repaying the Term Loans, repurchasing the hedges and amending its credit agreement, as of the date of this report, the Company had approximately $45 million of cash, no Term Loans outstanding and no draws on the New Revolving Facility other than the $0.7 million of letters of credit.  The Company believes that cash on hand and cash generated from operations will be sufficient to meet the Company’s operating needs, ongoing capital needs, including capital for possible modernization and expansion and development projects and other liquidity needs, servicing its debt and pay regular cash dividends for the near future.

Results of Operations.

Revenues in the first quarter 2015 decreased to $30.1 million from $36.7 million in the first quarter 2014, a decrease of $6.6 million, or 18.1%.  Revenues from the Company’s Lime and Limestone Operations in the first quarter 2015 decreased $5.7 million, or 16.2%, to $29.4 million from $35.1 million in the comparable 2014 quarter, while revenues from its Natural Gas Interests decreased $0.9 million, or 57.2%, to $0.7 million from $1.6 million in the comparable prior year quarter.

The decrease in Lime and Limestone Operations revenues in the first quarter 2015, compared to the first quarter 2014, resulted from decreased sales volumes due to decreased demand for the Company’s lime and limestone products. The decreased demand from the Company’s construction customers in the first quarter 2015, compared to the first quarter 2014, was due to unusually persistent adverse weather conditions in the 2015 quarter, including ice and snow storms and rain, compared to favorable weather conditions experienced in the first quarter 2014, as well as the increased construction demand in the first quarter 2014 that had resulted from the postponement of certain construction projects from the fourth quarter 2013 to first quarter 2014.  The unusually persistent rain has continued into the second quarter 2015.  The decreased demand from the Company’s steel customers in the first quarter 2015 was due to decreased steel production, while the decreased demand in the period from its oil and gas services customers was due to the ongoing reduced drilling activities resulting from the recent declines in oil and gas prices.

Production volumes from the Company’s Natural Gas Interests for the first quarter 2015 totaled 187 thousand MCF, sold at an average price of $3.75 per MCF, compared to 218 thousand MCF, sold at an average price of $7.52 per MCF, in the comparable 2014 quarter.  The Company’s average price per MCF in the first quarter 2015 was lower than its average price in the first quarter 2014 primarily due to decreases in natural gas prices.

The Company’s gross profit in the first quarter 2015 was $5.9 million, compared to $8.6 million in the comparable 2014 quarter, a decrease of $2.7 million, or 31.5%.  Included in gross profit in the 2015 quarter was $5.7 million from the Company’s Lime and Limestone Operations, compared to $7.7 million in the comparable 2014 quarter, a decrease of $2.0 million, or 25.6%.  The decrease in gross profit for the Company’s Lime and Limestone Operations in the first quarter 2015, compared to the first quarter 2014, resulted primarily from the decrease in revenues discussed above.  Gross profit from the Company’s Natural Gas Interests decreased to $0.2 million in the first quarter 2015, compared to $0.9 million in the comparable 2014 quarter, a decrease of $0.8 million, or 82.0%, primarily due to the decrease in revenues discussed above.

Selling, general and administrative expenses (“SG&A”) were $2.4 million in the first quarter 2015, compared to $2.2 million in the first quarter 2014, an increase of $0.2 million, or 9.9%, primarily due to increased credit card fees, and increased insurance and personnel costs, including noncash stock-based compensation, which increased principally due to increases in the price per share of the

Company’s common stock on the most recent grant dates, compared to the prices per share on previous grant dates.  As a percentage of revenues, SG&A increased to 8.1% in the first quarter 2015, compared to 6.0% in the first quarter 2014 primarily due to the decrease in revenues in the 2015 quarter, compared to the comparable 2014 quarter.

The decrease in interest expense in the first quarter 2015 of $0.1 million, or 19.3%, to $0.3 million from $0.4 million in the first quarter 2014 resulted from decreased average outstanding debt due to the repayment of debt since March 31, 2014.  Interest expense in each of the first quarters 2015 and 2014 included $0.2 million in quarterly settlement payments on the Company’s hedges.

Income tax expense decreased to $0.8 million in the first quarters 2015 from $1.5 million in the first quarter 2014, a decrease of $0.7 million, or 48.3%.  The decrease in income taxes was primarily due to the decrease in the Company’s income before taxes in the first quarter 2015, compared to the first quarter 2014.

The Company’s net income was $2.4 million ($0.42 per share diluted) in the first quarter 2015, compared to net income of $4.5 million ($0.80 per share diluted) in the first quarter 2014, a decrease of $2.1 million, or 47.4%.

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk.

At March 31, 2015, the Company had $15.4 million of indebtedness outstanding under floating rate debt. The Company had interest rate hedge agreements to swap floating rates for fixed rates at 4.695%, plus the applicable LIBOR margin, through maturity on the Term Loan balance of $9.2 million, 4.875%, plus the applicable LIBOR margin, on $4.7 million of the Draw Term Loan balance and 5.50%, plus the applicable LIBOR margin, on $1.5 million of the Draw Term Loan balance.  There was no outstanding balance on the Revolving Facility subject to interest rate risk at March 31, 2015.

As discussed above, on May 7, 2015, the Company paid off the $15.4 million balance then outstanding on the Term Loan and Draw Term Loan, as well as paid $0.5 million to repurchase the related hedges, from cash on hand.  On May 7, 2015, the Company amended its credit agreement to provide for the New Revolving Facility.  Any future borrowings under the New Revolving Facility would be subject to interest rate risk.  See Part I, Item 1: “Financial Statements”- Note 8 of Notes to Condensed Consolidated Financial Statements, and Item 2: “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

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

PART II.  OTHER INFORMATION

ITEM 2:   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company’s Amended and Restated 2001 Long-Term Incentive Plan allows employees and directors to pay the exercise price for stock options and the tax withholding liability upon the lapse of restrictions on restricted stock by payment in cash and/or delivery of shares of the Company’s common stock.  In the first quarter 2015, pursuant to these provisions, the Company received 1,079 shares of its common stock for the payment of tax withholding liability upon the lapse of restrictions on restricted stock.  The 1,079 shares were valued at $69.15 to $72.98 per share (weighted average of $72.29 per share), the fair market value of one share of the Company’s common stock on the date that they were tendered to the Company.

ITEM 4:  MINE SAFETY DISCLOSURES

Under Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of SEC Regulation S-K, each operator of a coal or other mine is required to include disclosures regarding certain mine safety results in its periodic reports filed with the SEC.  The operation of the Company’s quarries, underground mine and plants is subject to regulation by the federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977.  The required information regarding certain mining safety and health matters, broken down by mining complex, for the quarter ended March 31, 2015 is presented in Exhibit 95.1 to this Report.

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

ITEM 5:  OTHER INFORMATION

On May 7, 2015, the Company entered into a fifth amendment to its credit agreement, dated as of May 7, 2015 (the “Amendment”), with Wells Fargo Bank, N.A., as administrative agent (the “Lender”).  The Company entered into the Amendment to provide for a $75 million revolving credit facility (the “New Revolving Facility”), along with an incremental four-year accordion feature to borrow up to an additional $50 million on the same terms, subject to approval by the Lender or another lender selected by the Company, with a final maturity date of May 7, 2020 and to reduce the interest rate on any amount drawn from the New Revolving Facility and the commitment fee on the undrawn portion of the New Revolving Facility.  The previous $30 million Revolving Credit Facility was scheduled to mature on June 1, 2015. The Term Loans were paid off on May 7, 2015, and on that date the Company repurchased the related hedges.

As a result of the Amendment, the New Revolving Facility commitment fee was decreased to a range of 0.200% (previously 0.250%) to 0.350% (previously 0.400%).  In addition, any draws on the New Revolving Facility will now bear interest, at the Company’s option, at either LIBOR plus a margin of 1.000% (previously 1.750%) to 2.000% (previously 2.750%), or the Lender’s Prime Rate plus a margin of 0.000%  (no change) to plus 1.000% (no change).  The New Revolving Facility commitment fee and the interest rate margins will be determined quarterly in accordance with a pricing grid based upon the Company’s Cash Flow Leverage Ratio, defined as the ratio of the Company’s total funded senior indebtedness to earnings before interest, taxes, depreciation, depletion and amortization and stock-based compensation (“EBITDA”) for the twelve months ended on the last day of the most recent calendar quarter, plus pro forma EBITDA from any businesses acquired during the period.  As of the date of this report, the New Revolving Facility LIBOR margin is 1.000% (decreased from 1.750% without the Amendment) and the commitment fee is 0.200% (decreased from 0.250% without the Amendment).  Pursuant to the Amendment, the Company’s maximum Cash Flow Leverage Ratio is 3.50 to 1 (increased from 3.25 to 1 without the Amendment).  The Amendment did not amend the security agreement, dated August 25, 2004, pursuant to which the New Revolving Facility continues to be secured by the Company’s existing and hereafter acquired tangible assets, intangible assets and real property.

The foregoing description of the Amendment is qualified in its entirety by reference to the full text of the Amendment, which is attached hereto as Exhibit 10.1 and is hereby incorporated by reference in response to this Item.

ITEM 6:  EXHIBITS

10.1                                  Fifth Amendment to Credit Agreement, dated as of May 7, 2015 among United States Lime & Minerals, Inc., each lender from time to time a party thereto, and Wells Fargo Bank, N.A., as administrative agent.

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

UNITED STATES LIME & MINERALS, INC.

May 8, 2015	By:	/s/ Timothy W. Byrne
Timothy W. Byrne
President and Chief Executive Officer
(Principal Executive Officer)

May 8, 2015	By:	/s/ M. Michael Owens
M. Michael Owens
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

UNITED STATES LIME & MINERALS, INC.

Quarterly Report on Form 10-Q

Quarter Ended

March 31, 2015

Index to Exhibits

EXHIBIT
NUMBER	DESCRIPTION

10.1

Fifth Amendment to Credit Agreement, dated as of May 7, 2015 among United States Lime & Minerals, Inc., each lender from time to time a party thereto, and Wells Fargo Bank, N.A., as administrative agent.

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.

32.1	Section 1350 Certification by the Chief Executive Officer.

32.2	Section 1350 Certification by the Chief Financial Officer.

95.1	Mine Safety Disclosures.

101	Interactive Data Files.