Form 10-Q
period 2015-06-30
UNITED STATES LIME & MINERALS INC
filed 2015-08-04
CIK 82020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:  As of August 3, 2015, 5,599,704 shares of common stock, $0.10 par value, were outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

(Unaudited)

	June 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$47,774	$58,332
Trade receivables, net	16,727	17,444
Inventories	13,637	13,436
Prepaid expenses and other current assets	1,353	2,550
Total current assets	79,491	91,762

Property, plant and equipment	266,815	262,462
Less accumulated depreciation and depletion	(160,209)	(153,949)
Property, plant and equipment, net	106,606	108,513

Other assets, net	140	145

Total assets	$186,237	$200,420

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of debt	$—	$16,667
Accounts payable	3,587	5,166
Accrued expenses	2,196	3,132
Total current liabilities	5,783	24,965

Debt, excluding current installments	—	—

Deferred tax liabilities, net	19,616	19,259
Other liabilities	1,181	1,505
Total liabilities	26,580	45,729

Stockholders’ equity:
Common stock	653	652

Additional paid-in capital	20,993	20,418
Accumulated other comprehensive loss	—	(1,024)
Retained earnings	188,234	184,710
Less treasury stock, at cost	(50,223)	(50,065)

Total stockholders’ equity	159,657	154,691

Total liabilities and stockholders’ equity	$186,237	$200,420

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share data)

(Unaudited)

	THREE MONTHS ENDED				SIX MONTHS ENDED
	June 30,				June 30,
	2015		2014		2015		2014
Revenues

Lime and limestone operations	$31,779	97.9%	$37,320	96.5%	$61,141	97.8%	$72,371	96.0%
Natural gas	671	2.1	1,356	3.5%	1,373	2.2%	2,996	4.0%
	32,450	100.0%	38,676	100.0%	62,514	100.0%	75,367	100.0%

Cost of revenues:
Labor and other operating expenses	21,552	66.4%	24,586	63.5%	41,868	67.0%	49,129	65.2%
Depreciation, depletion and amortization	3,885	12.0%	3,667	9.5%	7,769	12.4%	7,223	9.6%
	25,437	78.4%	28,253	73.0%	49,637	79.4%	56,352	74.8%

Gross profit	7,013	21.6%	10,423	27.0%	12,877	20.6%	19,015	25.2%

Selling, general and administrative expenses	2,400	7.4%	2,418	6.3%	4,799	7.7%	4,600	6.1%

Operating profit	4,613	14.2%	8,005	20.7%	8,078	12.9%	14,415	19.1%

Other expenses (income):
Interest expense	590	1.8%	408	1.0%	912	1.5%	807	1.1%
Other expense (income), net	712	2.2%	(55)	(0.1)%	705	1.1%	(53)	(0.1)%
	1,302	4.0%	353	0.9%	1,617	2.6%	754	1.0%

Income before income taxes	3,311	10.2%	7,652	19.8%	6,461	10.3%	13,661	18.1%

Income tax expense	752	2.3%	1,934	5.0%	1,537	2.4%	3,451	4.6%
Net income	$2,559	7.9%	$5,718	14.8%	$4,924	7.9%	$10,210	13.5%

Income per share of common stock:
Basic	$0.46		$1.03		$0.88		$1.83

Diluted	$0.46		$1.02		$0.88		$1.83

Cash dividends per share of common stock	$0.125		$0.125		$0.250		$0.250

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in thousands)

(Unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30,		June 30,
	2015	2014	2015	2014
Net income	$2,559	$5,718	$4,924	$10,210
Other comprehensive income
Mark to market of interest rate hedges, net of tax expenses of $176 and $79, respectively, for the three-month periods, and $241 and $163, respectively, for the six-month periods	309	139	422	285
Minimum pension liability adjustments, net of tax expenses of $344 and $0, respectively, for the three- and six-month periods	602	—	602	—
Total other comprehensive income	911	139	1,024	285
Comprehensive income	$3,470	$5,857	$5,948	$10,495

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(Unaudited)

	June 30,
	2015	2014
Operating Activities:
Net income	$4,924	$10,210
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	7,885	7,316
Amortization of deferred financing costs	23	23
Deferred income taxes	(228)	165
Gain on sale of property, plant and equipment	(111)	(11)
Stock-based compensation	575	524
Changes in operating assets and liabilities:
Trade receivables, net	717	(3,640)
Inventories	(201)	2,149
Prepaid expenses and other current assets	1,197	446
Other assets	(18)	1
Accounts payable and accrued expenses	(1,616)	(1,445)
Other liabilities	630	200
Net cash provided by operating activities	13,777	15,938

Investing Activities:
Purchase of property, plant and equipment	(6,310)	(5,547)
Proceeds from sale of property, plant and equipment	199	211
Net cash used in investing activities	(6,111)	(5,336)

Financing Activities:
Repayment of term loans	(16,667)	(2,500)
Cash dividends paid	(1,399)	(1,394)
Purchase of treasury shares	(158)	(168)
Net cash used in financing activities	(18,224)	(4,062)
Net (decrease) increase in cash and cash equivalents	(10,558)	6,540
Cash and cash equivalents at beginning of period	58,332	49,475
Cash and cash equivalents at end of period	$47,774	$56,015

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.              Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by United States Lime & Minerals, Inc. (the “Company”) without independent audit.  In the opinion of the Company’s management, all adjustments of a normal and recurring nature necessary to present fairly the financial position, results of operations, comprehensive income and cash flows for the periods presented have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.  The results of operations for the three- and six-month periods ended June 30, 2015 are not necessarily indicative of operating results for the full year.

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

3.              Accounting Policies

Revenue Recognition.  The Company recognizes revenue for its Lime and Limestone Operations in accordance with the terms of its purchase orders, contracts or purchase agreements, which are generally upon shipment, and when payment is considered probable. Revenues include external freight billed to customers with related costs in cost of revenues.  The Company’s returns and allowances are minimal.  External freight billed to customers included in 2015 and 2014 revenues was $6.3 million and $6.8 million for the three-month periods, and $11.5 million and $13.4 million for the six-month periods, respectively, which approximates the amount of external freight included in cost of revenues.  Sales taxes billed to customers are not included in revenues.  For its Natural Gas Interests, the Company recognizes revenue in the month of production and delivery.

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

Fair Values of Financial Instruments.  Fair value is defined as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.”  The Company uses a three-tier fair value hierarchy, which classifies the inputs used in measuring fair values, in determining the fair value of its financial assets and liabilities.  These tiers include:  Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets; Level 2, defined as observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.  There were no changes in the methods and assumptions used in measuring fair value during the period, which include, as of the valuation date, LIBOR rates over the term of the outstanding debt.  The Company’s financial liabilities measured at fair value on a recurring basis at June 30, 2015 and December 31, 2014 are summarized below (in thousands):

			Significant Other Observable Inputs (Level 2)
	June 30,	December 31,	June 30,	December 31,	Valuation
	2015	2014	2015	2014	Technique
Interest rate swap liabilities	$—	$(661)	$—	$(661)	Cash flows approach

Comprehensive Income.  Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income.  Certain changes in assets and liabilities, such as mark-to-market gains or losses of interest rate hedges, are reported as a separate component of the equity section of the balance sheet.  Such items, along with net income, are components of comprehensive income .

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

The following table sets forth operating results and certain other financial data for the Company’s two business segments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues
Lime and limestone operations	$31,779	37,320	$61,141	72,371
Natural gas interests	671	1,356	1,373	2,996
Total revenues	$32,450	38,676	$62,514	75,367
Depreciation, depletion and amortization
Lime and limestone operations	$3,697	3,447	$7,389	6,779
Natural gas interests	188	220	380	444
Total depreciation, depletion and amortization	$3,885	3,667	$7,769	7,223
Gross profit
Lime and limestone operations	$6,809	9,704	$12,506	17,366
Natural gas interests	204	719	371	1,649
Total gross profit	$7,013	10,423	$12,877	19,015
Capital expenditures
Lime and limestone operations	$2,883	2,615	$6,303	5,531
Natural gas interests	3	12	7	16
Total capital expenditures	$2,886	2,627	$6,310	5,547

5.     Income Per Share of Common Stock

The following table sets forth the computation of basic and diluted income per common share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income for basic and diluted income per common share	$2,559	5,718	$4,924	10,210
Weighted-average shares for basic income per share	5,599	5,578	5,598	5,577
Effect of dilutive securities:
Employee and director stock options (1)	6	11	7	11
Adjusted weighted-average shares and assumed exercises for diluted income per share	5,605	5,589	5,605	5,588
Basic net income per common share	$0.46	1.03	$0.88	1.83
Diluted net income per common share	$0.46	1.02	$0.88	1.83

(1)  Excludes 15.8 and 15.0 stock options for the 2015 and 2014 periods, respectively, as anti-dilutive because the exercise price exceeded the average per share market price for the periods presented.

6.     Accumulated Other Comprehensive Loss

The following table presents the components of comprehensive income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$2,559	5,718	$4,924	10,210
Minimum pension liability adjustments	946	—	946	—
Reclassification to interest expense	487	237	678	485
Deferred income tax expense	(520)	(79)	(585)	(163)
Mark to market of interest rate hedges	(2)	(19)	(15)	(37)
Comprehensive income	$3,470	5,857	$5,948	10,495

Amounts reclassified to interest expense were for payments made by the Company pursuant to the Company’s interest rate hedges.

Accumulated other comprehensive loss consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Mark to market of interest rate hedges, net of tax benefit	$—	$(422)
Minimum pension liability adjustments, net of tax benefit	—	(602)
Accumulated other comprehensive loss	$—	$(1,024)

7.     Inventories

Inventories are valued principally at the lower of cost, determined using the average cost method, or market.   Costs for raw materials and finished goods include materials, labor, and production overhead.   Inventories consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Lime and limestone inventories:
Raw materials	$6,144	$5,693
Finished goods	1,966	2,283
	8,110	7,976
Service parts inventories	5,527	5,460
	$13,637	$13,436

8.     Banking Facilities and Debt

On May 7, 2015, the Company amended its credit agreement with Wells Fargo Bank, N.A. (the “Lender”) to, among other things, provide for a $75 million revolving credit facility (the “New Revolving Facility”) and reductions to interest rate margins and commitment fees (the “Amendment”).   The Amendment also provides for an incremental four-year accordion feature to borrow up to an additional $50 million on the same terms, subject to approval by the Lender or another lender selected by the Company.  The terms of the Amendment provide for a final maturity of the New Revolving Facility and any incremental loan on May 7, 2020; interest rates, at the Company’s option, of LIBOR plus a margin of 1.000% to 2.000% or the Lender’s Prime Rate plus a margin of 0.000% to plus 1.000%; and a commitment fee range of 0.200% to 0.350% on the undrawn portion of the New Revolving Facility.  The New Revolving Facility interest rate margins and commitment fee are determined quarterly in accordance with a pricing grid based upon the Company’s Cash Flow Leverage Ratio, defined as the ratio of the Company’s total funded senior indebtedness to earnings before interest, taxes, depreciation, depletion, amortization and stock-based compensation expense (“EBITDA”) for the 12 months ended on the last day of the most recent calendar quarter, plus pro forma EBITDA from any businesses acquired during the period.  Pursuant to a security agreement, dated August 25, 2004, the New Revolving Facility is secured by the Company’s existing and hereafter acquired tangible assets, intangible assets and real property.  The maturity of the New Revolving Facility and any incremental loans can be accelerated if any event of default, as defined under the credit agreement, occurs.

Prior to the Amendment, the Company’s credit agreement had included a ten-year $40 million term loan (the “Term Loan”), a ten-year $20 million multiple draw term loan (the “Draw Term Loan”) and a $30 million revolving credit facility (the “Revolving Facility”) (collectively, the “Credit Facilities”).  The Term Loan required quarterly principal payments of $0.8 million, with a final principal payment of $10.0 million due on December 31, 2015.  The Draw Term Loan required quarterly principal payments of $0.4 million, with a final principal payment of $6.7 million due on December 31, 2015.  The Revolving Facility was scheduled to mature on June 1, 2015.  The maturity of the Term Loan, the Draw Term Loan and the Revolving Facility could have been accelerated if any event of default, as defined under the Credit Facilities, had occurred.

The Revolving Facility commitment fee had ranged from 0.250% to 0.400%.  The Credit Facilities had borne interest, at the Company’s option, at either LIBOR plus a margin of 1.750% to 2.750%, or the Lender’s Prime Rate plus a margin of 0.000% to plus 1.000%.

The Company had hedges, with the Lender as the counterparty to the hedges, that fixed LIBOR through maturity at 4.695%, 4.875% and 5.500% on the outstanding balance of the Term Loan, 75% of the outstanding balance of the Draw Term Loan and 25% of the outstanding balance of the Draw Term Loan, respectively.  As discussed below, the Company repurchased these hedges during the second quarter 2015.  Based on the LIBOR margin of 1.750% prior to the Amendment, the Company’s interest rates had been: 6.445% on the outstanding balance of the Term Loan; 6.625% on 75% of the outstanding balance of the Draw Term Loan; and 7.250% on 25% of the outstanding balance of the Draw Term Loan.

The hedges had been effective as defined under applicable accounting rules.  Therefore, changes in fair value of the interest rate hedges were reflected in comprehensive income.  The Company would have been exposed to credit losses in the event of non-performance by the counterparty to the hedges.   The Company’s mark to market of its interest rate hedges, at December 31, 2014, resulted in a liability of $0.7 million, which was included in accrued expenses on the Company’s Condensed Consolidated Balance Sheets.  The Company paid $0.2 million in quarterly settlement payments pursuant to its hedges during the first quarter 2015 and $0.2 million and $0.5 million in the prior year three- and six-month periods ended June 30, 2014, respectively.  These payments were included in interest expense in the Condensed Consolidated Statements of Operations.

On May 7, 2015, the Company paid off the $15.4 million balance then outstanding on the Term Loan and Draw Term Loan, as well as paid $0.5 million to repurchase the related hedges, from cash on hand.  The cost to repurchase the hedges was included in interest expense and resulted in additional interest expense of approximately $0.3 million in the second quarter and first half 2015.

A summary of outstanding debt at the dates indicated is as follows (in thousands):

	June 30,	December 31,
	2015	2014
Term Loan	$—	$10,000
Draw Term Loan	—	6,667
Revolving Facility (1)	—	—
Total current installments of debt	$—	$16,667

(1) The Company had letters of credit totaling $0.7 million issued on the New Revolving Facility at June 30, 2015 and the Revolving Facility at December 31, 2014.

As the Company’s debt bore interest at floating rates, the Company estimated that the carrying values of its debt at December 31, 2014 approximated fair value.

9.     Income Taxes

The Company has estimated that its effective income tax rate for 2015 will be approximately 23.8%.  As in prior periods, the primary reason for the effective rate being below the federal statutory rate is due to statutory depletion, which is allowed for income tax purposes and is a permanent difference between net income for financial reporting purposes and taxable income.

10.  Dividends

On June 19, 2015, the Company paid $0.7 million in cash dividends, based on a dividend of $0.125 (12.5 cents) per share, on its common stock to shareholders of record at the close of business on May 29, 2015. On March 19, 2015, the Company paid $0.7 million in cash dividends, based on a dividend of $0.125 (12.5 cents) per share, on its common stock to shareholders of record at the close of business on February 27, 2015.

11.  Employee Retirement Plan

During the second quarter 2015, after receipt of a favorable determination letter from the Internal Revenue Service, the Company terminated a noncontributory defined benefit plan that, prior to the termination, covered substantially all of the union employees previously employed by its wholly owned subsidiary, Corson Lime Company (the “Corson Plan”).  In 1997, the Company sold substantially all of the assets of Corson Lime Company, and the benefits for participants in the Corson Plan were frozen.  As a result of the termination of the Corson Plan, the Company made a cash payment of $0.2 million and recognized a second quarter expense of $0.9 million ($0.6 million, net of tax benefit), included in other expense (income), net, that was previously included in accumulated other comprehensive loss.

The following table sets forth the funded status of the Corson Plan as of December 31, 2014 and Pre-Settlement, Settlement and Post-Settlement as of June 30, 2015 (in thousands):

	December 31,	June 30, 2015
	2014	Pre-Settlement	Settlement	Post-Settlement
Projected benefit obligation	$2,137	$2,039	$(2,039)	$—
Fair value of plan assets	1,862	2,039	(2,039)	—
Underfunded status	$(275)	$—	$—	$—

The liability recognized for the Corson Plan on the Company’s Condensed Consolidated Balance Sheets at December 31, 2014 and June 30, 2015 are as follows (in thousands):

	December 31, 2014	June 30, 2015
Accrued benefit cost	$275	—

The following table provides the components of the Corson Plan net periodic benefit cost for the period ended June 30, 2015 (in thousands):

Net periodic benefit cost	$91
Settlement charge	814
Total net periodic benefit cost	$905

12.  Subsequent Event

On July 29, 2015, the Company declared a regular quarterly cash dividend of $0.125 (12.5 cents) per share on the Company’s common stock.  This dividend is payable on September 18, 2015 to shareholders of record at the close of business on August 28, 2015.

ITEM 2:        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements.   Any statements contained in this Report that are not statements of historical fact are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995.  Forward-looking statements in this Report, including without limitation statements relating to the Company’s plans, strategies, objectives, expectations, intentions, and adequacy of resources, are identified by such words as “will,” “could,” “should,” “would,”  “believe,” “possible,” “potential,” “expect,” “intend,” “plan,” “schedule,” “estimate,” “anticipate,” and “project.”  The Company undertakes no obligation to publicly update or revise any forward-looking statements.  The Company cautions that forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from expectations, including without limitation the following:  (i) the Company’s plans, strategies, objectives, expectations, and intentions are subject to change at any time at the Company’s discretion; (ii) the Company’s plans and results of operations will be affected by its ability to maintain and manage its growth; (iii) the Company’s ability to meet short-term and long-term liquidity demands, including servicing any Company debt, meeting the Company’s operating and capital needs, including for possible modernization and expansion and development projects and acquisitions, and paying dividends, conditions in the credit and equity markets, and changes in interest rates, including the ability of the Company’s customers and the lender under the Company’s revolving credit facility to meet their obligations;  (iv) interruptions to operations and increased expenses at the Company’s facilities resulting from changes in mining methods or conditions, variability of chemical or physical properties of the Company’s limestone and its impact on process equipment and product quality, inclement weather conditions, natural disasters, accidents, IT systems failures or disruptions, including due to cybersecurity incidents, or regulatory requirements; (v) volatile coal, petroleum coke, diesel, natural gas, electricity, transportation and freight costs and the consistent availability of trucks and rail cars to deliver the Company’s products to its customers and solid fuels to its plants on a timely basis; (vi) unanticipated delays, difficulties in financing, technical feasibility issues or cost overruns in completing modernization and expansion and development projects; (vii) the Company’s ability to expand its Lime and Limestone Operations through acquisitions of businesses with related or similar operations, including obtaining financing for such acquisitions, and to successfully integrate acquired operations and sell any resulting increased production at acceptable prices; (viii) inadequate demand and/or prices for the Company’s lime and limestone products due to conditions in the U.S. economy, recessionary pressures in particular industries, including highway, road and building construction, steel, and oil and gas services, effects of governmental fiscal and budgetary constraints, including the level of highway construction funding, and legislative impasses, inclement weather conditions and inability to continue to increase or maintain prices for the Company’s products; (ix) uncertainties of development, production, pipeline capacity, prices and regulations with respect to the Company’s Natural Gas Interests, including the absence of drilling activities on the Company’s O & G Properties, unitization of existing wells, inability to explore for new reserves, declines in production rates and plugging and abandoning of existing wells; (x) ongoing and possible new regulations, investigations, enforcement actions and costs, legal expenses, penalties, fines, assessments, litigation, judgments and settlements, taxes and disruptions and limitations of operations, including those related to climate change and health and safety and those that could impact the Company’s ability to continue or renew its operating permits or successfully secure new permits in connection with its modernization and expansion and development projects; and (xi) other risks and uncertainties set forth in this Report or indicated from time to time in the Company’s filings with the Securities and Exchange Commission (the “SEC”), including the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

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

Revenues from the Company’s Lime and Limestone Operations decreased 14.8% and 15.5% in the second quarter and first six months 2015, respectively, as compared to last year’s comparable periods, primarily because of decreased sales volumes of approximately 15.0% and 15.7%, respectively, for the Company’s lime and limestone products.  The decreased sales volume in the 2015 periods, as compared to last year’s periods, resulted primarily from decreased demand, principally from its construction, oil and gas services, industrial and steel customers.  In addition, the first quarter 2014 benefited from increased construction demand that had resulted from the postponement of certain construction projects from the fourth quarter 2013 to the first quarter 2014, and the 2014 periods included lime sales to another lime producer for delivery to its customers.  In the 2015 periods, demand from the Company’s construction customers decreased due to the unusually persistent adverse weather conditions, including ice and snow storms and rain in the first quarter, and, in the Company’s construction market areas, rainfall in the second quarter that was among the highest in more than 100 years. The decreased demand from the Company’s steel customers in the 2015 periods was due to decreased steel production, while the decreased demand in the 2015 periods from its oil and gas services customers was due to reduced drilling activities resulting from the declines in oil and gas prices.  These decreases in revenues were partially offset by average product price increases of approximately 0.2% realized for the Company’s lime and limestone products in the 2015 periods, compared to the comparable 2014 periods.  With better weather conditions in the second half 2015, the Company expects to see demand for its lime and limestone products from its construction customers improve, compared to the first half of the year, while it expects demand from its steel and oil and gas services customers to continue to be lower than last year’s levels.  However, the Company remains concerned about the possible adverse impact on demand from its construction customers of Congress’s inability to enact legislation providing long-term funding for the Highway Trust Fund which currently is set to expire on October 29, 2015 unless Congress passes a continuing resolution, as it has done in the past, or enacts new legislation.

The Company’s gross profit from its Lime and Limestone Operations decreased by 29.8% and 28.0% in the second quarter and the first six months 2015, respectively, compared to the comparable 2014 periods.  The decreased gross profit for the Company’s Lime and Limestone Operations in the 2015 periods resulted primarily from the decreased revenues discussed above.

Revenues from the Company’s Natural Gas Interests decreased 50.5% and 54.2% in the second quarter and the first six months 2015, respectively, compared to the comparable 2014 periods, resulting from lower natural gas and natural gas liquids prices (approximately 36.2% and 40.0% respectively) and decreased production volumes resulting from the normal declines in production rates on the Company’s 39 existing natural gas wells (approximately 14.3% and 14.2%, respectively).  The Company’s gross profit from its Natural Gas Interests decreased to $0.2 million and $0.4 million in the second quarter and first six months 2015, respectively, from $0.7 million and $1.6 million, respectively, in the comparable 2014 periods.

In the second quarter 2015, the Company repaid the $15.4 million then-outstanding balance of its term loans, as well as paid $0.5 million to repurchase the related hedges, from cash on hand.  The cost to repurchase the hedges resulted in additional interest expense of approximately $0.3 million in the second quarter and first half 2015, while paying off the outstanding term loans, along with the repurchase of the hedges, will reduce interest expenses in the second half of 2015 by approximately $0.5 million.

At the same time, the Company amended its credit facilities to provide for a new five-year $75 million revolving credit facility.  The amendment also provides for an incremental four-year accordion feature to borrow up to an additional $50 million on the same terms, subject to approval by the lender, Wells Fargo Bank, N.A., or another lender selected by the Company.  At June 30, 2015 the Company had no debt outstanding on the new revolving credit facility, other than $0.7 million of letters of credit.

As previously disclosed, the Company has been in the process of terminating its noncontributory defined benefit plan (the “Corson Plan”).  During the second quarter 2015, the Company, after receipt of a favorable determination letter from the Internal Revenue Service, terminated the Corson Plan, which required a cash payment of $0.2 million and resulted in a second quarter expense of $0.9 million, ($0.6 million, net of tax benefit), included in other expense (income), net for the three- and six-month periods ended June 30,2015, that was previously included in accumulated other comprehensive loss.  See Notes 6 and 11 of Notes to Condensed Consolidated Financial Statements.  As a result of the termination of the Corson Plan, the Company will not have to make any future contributions to the Plan.

The Company paid its regular quarterly cash dividend of $0.125 (12.5 cents) per share on its common stock in each of the first two quarters 2015.  On July 29, 2015, the Company declared a regular quarterly cash dividend of $0.125 (12.5 cents) per share on the Company’s common stock.  This dividend is payable on September 18, 2015 to shareholders of record at the close of business on August 28, 2015.

Liquidity and Capital Resources.

Net cash provided by operating activities was $13.8 million in the first six months 2015, compared to $15.9 million in the comparable 2014 period, a decrease of $2.2 million, or 13.6%.  Net cash provided by operating activities is composed of net income, depreciation, depletion and amortization (“DD&A”), deferred income taxes and other non-cash items included in net income, and changes in working capital.  In the first six months 2015, cash provided by operating activities was principally composed of $4.9 million net income and $7.9 million DD&A, compared to $10.2 million net income and $7.3 million DD&A in the first six months 2014.    The most significant changes in working capital items in the first six months 2015 were decreases in trade receivables, net, prepaid expenses and other current assets, and accounts payable and accrued expenses of $0.7 million, $1.2 million and $1.6 million, respectively.  The most significant changes in working capital items in the first six months 2014 were an increase in trade receivables, net of $3.6 million and decreases in inventories and accounts payable and accrued expenses of $2.1 million and $1.4 million, respectively.  The decrease in trade receivables, net in the 2015 period primarily resulted from the decrease in revenues in the second quarter 2015, compared to the fourth quarter 2014.  The increase in trade receivables, net in the 2014 period primarily resulted from the increase in revenues in the second quarter 2014, compared to the fourth quarter 2013.

The Company had $6.3 million in capital expenditures in the first six months 2015, compared to $5.5 million in the comparable period last year.

Net cash used in financing activities was $18.2 million and $4.1 million in the 2015 and 2014 first six-month periods, respectively, consisting primarily of repayments of $16.7 million and $2.5 million of term loan debt in the first six months 2015 and 2014, respectively, and $0.2 million for purchase of treasury shares in the first six months of each of 2015 and 2014.  Additionally, the Company paid $1.4 million in dividends during the first six months of each of 2015 and 2014.  Cash and cash equivalents decreased $10.6 million to $47.8 million at June 30, 2015 from $58.3 million at December 31, 2014.

On May 7, 2015, the Company amended its credit agreement with Wells Fargo Bank, N.A. (the “Lender”) to, among other things, provide for a $75 million revolving credit facility (the “New Revolving Facility”) and reductions to interest rate margins and commitment fees (the “Amendment”).   The Amendment also provides for an incremental four-year accordion feature to borrow up to an additional $50 million on the same terms, subject to approval by the Lender or another lender selected by the Company.  The terms of the Amendment provide for a final maturity of the New Revolving Facility and any incremental loan on May 7, 2020; interest rates, at the Company’s option, of LIBOR plus a margin of 1.000% to 2.000% or the Lender’s Prime Rate plus a margin of 0.000% to plus 1.000%; and a commitment fee range of 0.200% to 0.350% on the undrawn portion of the New Revolving Facility.  The New Revolving Facility interest rate margins and commitment fee are determined quarterly in accordance with a pricing grid based upon the Company’s Cash Flow Leverage Ratio, defined as the ratio of the Company’s total funded senior indebtedness to earnings before interest, taxes, depreciation, depletion, amortization and stock-based compensation expense (“EBITDA”) for the 12 months ended on the last day of the most recent calendar quarter, plus pro forma EBITDA from any businesses acquired during the period.  Pursuant to a security agreement, dated August 25, 2004, the New Revolving Facility is secured by the Company’s existing and hereafter acquired tangible assets, intangible assets and real property.  The maturity of the New Revolving Facility and any incremental loans can be accelerated if any event of default, as defined under the credit agreement, occurs.

Prior to the Amendment, the Company’s credit agreement had included a ten-year $40 million term loan (the “Term Loan”), a ten-year $20 million multiple draw term loan (the “Draw Term Loan”) and a $30 million revolving credit facility (the “Revolving Facility”) (collectively, the “Credit Facilities”).  The Term Loan required quarterly principal payments of $0.8 million, with a final principal payment of $10.0 million due on December 31, 2015.  The Revolving Facility was scheduled to mature on June 1, 2015.  The Draw Term Loan required quarterly principal payments of $0.4 million, with a final principal payment of $6.7 million due on December 31, 2015.  The Revolving Facility was scheduled to mature on June 1, 2015.  The maturity of the Term Loan, the Draw Term Loan and the Revolving Facility could have been accelerated if any event of default, as defined under the Credit Facilities, had occurred.

The Revolving Facility commitment fee had ranged from 0.250% to 0.400%.  The Credit Facilities had borne interest, at the Company’s option, at either LIBOR plus a margin of 1.750% to 2.750%, or the Lender’s Prime Rate plus a margin of 0.000% to plus 1.000%.

The Company had hedges, with the Lender as the counterparty to the hedges, that fixed LIBOR through maturity at 4.695%, 4.875% and 5.500% on the outstanding balance of the Term Loan, 75% of the outstanding balance of the Draw Term Loan and 25% of the outstanding balance of the Draw Term Loan, respectively.  As discussed below, the Company repurchased these hedges during the second quarter 2015.   Based on the LIBOR margin of 1.750% prior to the Amendment, the Company’s interest rates had been: 6.445% on the outstanding balance of the Term Loan; 6.625% on 75% of the outstanding balance of the Draw Term Loan; and 7.250% on 25% of the outstanding balance of the Draw Term Loan.

The hedges had been effective as defined under applicable accounting rules.  Therefore, changes in fair value of the interest rate hedges were reflected in comprehensive income.  The Company would have been exposed to credit losses in the event of non-performance by the counterparty to the hedges.   The Company’s mark to market of its interest rate hedges, at December 31, 2014, resulted in a liability of $0.7 million, which was included in accrued expenses on the Company’s Condensed Consolidated Balance Sheets.  The Company paid $0.2 million in quarterly settlement payments pursuant to its hedges during the first quarter 2015 and $0.2 million and $0.5 million in the prior year three- and six-month periods ended June 30, 2014, respectively.  These payments were included in interest expense in the Condensed Consolidated Statements of Operations.

On May 7, 2015, the Company paid off the $15.4 million balance then outstanding on the Term Loan and Draw Term Loan, as well as paid $0.5 million to repurchase the related hedges, from cash on hand.  The cost to repurchase the hedges was included in interest expense and resulted in additional interest expense of approximately $0.3 million in the second quarter and first half 2015, while paying off the outstanding Term Loans, along with the repurchase of the hedges, will reduce interest expense for the second half of 2015 by approximately $0.5 million.

The Company is not contractually committed to any planned capital expenditures for its Lime and Limestone Operations until actual orders are placed for equipment.  As of June 30, 2015, the Company had no material open orders or commitments that are not included in current liabilities on the June 30, 2015 Condensed Consolidated Balance Sheet.

As of June 30, 2015, the Company had no debt outstanding and no draws on the New Revolving Facility other than the $0.7 million of letters of credit.  The Company believes that cash on hand and cash generated from operations will be sufficient to meet the Company’s operating needs, ongoing capital needs, including capital for possible modernization and expansion and development projects, and other liquidity needs, service any debt it may incur under the New Revolving Facility and pay regular cash dividends for the near future.

Results of Operations.

Revenues in the second quarter 2015 were $32.5 million, compared to $38.7 million in the comparable prior year quarter, a decrease of $6.2 million, or 16.1%.  Revenues from the Company’s Lime and Limestone Operations in the second quarter 2015 decreased $5.5 million, or 14.8%, to $31.8 million from $37.3 million in the comparable 2014 quarter, while revenues from its Natural Gas Interests decreased $0.7 million, or 50.5%, to $0.7 million from $1.4 million in the comparable prior year quarter.  In the first six months 2015, revenues were $62.5 million compared to $75.4 million in the comparable 2014 period, a decrease of $12.9 million, or 17.1%.  Revenues from the Company’s Lime and Limestone Operations in the first six months 2015 decreased $11.2 million, or 15.5%, to $61.1 million from $72.4 million in the comparable 2014 period, while revenues from its Natural Gas Interests decreased $1.6 million, or 54.2%, to $1.4 million from $3.0 million in the comparable prior year period.

As discussed above, the decreases in Lime and Limestone Operations revenues in the second quarter and first six months 2015 as compared to last year’s comparable periods resulted primarily from decreased sales volumes of the Company’s lime and limestone products partially offset by slight increases in prices realized for the Company’s lime and limestone products.  Production volumes from the Company’s Natural Gas Interests in the second quarter 2015 totaled 183 thousand MCF, sold at an average price of $3.66 per MCF, compared to 214 thousand MCF, sold at an average price of $6.33 per MCF, in the comparable 2014 quarter.  Production volumes in the first six months 2015 from Natural Gas Interests totaled 371 thousand MCF, sold at an average price of $3.70 per MCF, compared to the first six months 2014 when 432 thousand MCF was produced and sold at an average price of $6.93 per MCF.  The Company’s 2015 average prices per MCF were lower than the prior year’s average prices primarily due to decreases in natural gas and natural gas liquids prices.

The Company’s gross profit was $7.0 million in the second quarter 2015, compared to $10.4 million in the comparable 2014 quarter, a decrease of $3.4 million, or 32.7%. Gross profit in the first six months 2015 was $12.9 million, a decrease of $6.1 million, or 32.3%, from $19.0 million in the first six months 2014.

Included in gross profit in the second quarter and first six months 2015 were $6.8 million and $12.5 million, respectively, from the Company’s Lime and Limestone Operations, compared to $9.7 million and $17.4 million, respectively, in the comparable 2014 periods.  The Company’s gross profit margin as a percent of revenues from its Lime and Limestone Operations decreased to 21.4% and 20.5% in the second quarter and first six months 2015, respectively, from 26.0% and 24.0% in the second quarter and first six months 2014, respectively. The decreased gross profit and gross profit margin for the Company’s Lime and Limestone Operations in the 2015 periods resulted primarily from the decreases in revenues discussed above.

Gross profit from the Company’s Natural Gas Interests decreased to $0.2 million and $0.4 million in the second quarter and first six months 2015, respectively, from $0.7 million and $1.6 million, respectively, in the comparable 2014 periods.  The decreased gross profit for the Company’s Natural Gas Interests resulted primarily from the decrease in revenues discussed above.

Selling, general and administrative expenses (“SG&A”) were $2.4 million in each of the second quarters 2015 and 2014.  As a percentage of revenues, SG&A increased to 7.4% in the 2015 quarter, compared to 6.3% in the comparable 2014 quarter.  SG&A was $4.8 million in the first six months 2015, an increase of $0.2 million, or 4.3%.  As a percentage of revenues, SG&A in the first six months 2015 increased to 7.7%, compared to 6.1% in the comparable 2014 period.  The 2015 increases in SG&A as a percentage of revenues were due principally to the decreases in revenues in the 2015 periods, compared to the comparable 2014 periods.

Interest expense in the second quarter 2015 increased $0.2 million, or 44.6%, to $0.6 million from $0.4 million in the second quarter 2014.  Interest expense increased $0.1 million, or 13.0%, in the first six months 2015 to $0.9 million from $0.8 million in the first six months 2014.  The increases in interest expense in the 2015 periods resulted from the $0.5 million payment to repurchase the Company’s interest rate hedges in the second quarter 2015 in conjunction with the repayment of the then-outstanding balance of its term loans.  The repurchase of the hedges increased interest expense approximately $0.3 million in the 2015 periods, compared to interest expense without the repurchase, but, along with the repayment of the term loans, will reduce interest expense for the second half 2015 by approximately $0.5 million. In addition to the $0.5 million to repurchase the hedges, interest expense included quarterly settlement payments on the hedges of $0.2 million during the first quarter 2015 and $0.2 million and $0.5 million in the prior year three- and six-month periods ended June 30 2014, respectively.

Other expense (income), net was $0.7 million expense in each of the three- and six-month periods ended June 30, 2015, compared to $0.1 million income in each of the 2014 comparable periods.  The expense in the 2015 periods was primarily due to the expense resulting from the termination of the Corson Plan during the second quarter 2015.  The termination of the Corson Plan required a cash payment of $0.2 million and resulted in an expense of $0.9 million ($0.6 million, net of tax benefit), included in other expense (income), net for the three- and six- month periods ended June 30, 2015, that was previously included in accumulated other comprehensive loss.  See Notes 6 and 11 of Notes to Condensed Consolidated Financial Statements.

Income tax expense decreased to $0.8 million in the second quarter 2015 from $1.9 million in the second quarter 2014, a decrease of $1.2 million, or 61.8%.   In the first six months 2015, income tax expense decreased to $1.5 million from $3.5 million in the comparable 2014 period, a decrease of $1.9 million, or 55.8%.  The decreases in income taxes in the 2015 periods were principally due to decreases in the Company’s income before income taxes.

The Company’s net income was $2.6 million ($0.46 per share diluted) in the second quarter 2015, compared to net income of $5.7 million ($1.02 per share diluted) in the second quarter 2014, a decrease of $3.2 million, or 55.3%.  Net income in the first six months 2015 was $4.9 million ($0.88 per share diluted), a decrease of $5.3 million, or 51.8%, compared to the first six months 2014 net income of $10.2 million ($1.83 per share diluted).

ITEM 3:        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk.

The Company would be exposed to changes in interest rates, primarily as a result of floating interest rates on the New Revolving Facility.  There was no outstanding balance on the New Revolving Facility subject to interest rate risk at June 30, 2015.  Any future borrowings under the New Revolving Facility would be subject to interest rate risk.  See Note 8 of Notes to Condensed Consolidated Financial Statements.

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

PART II.        OTHER INFORMATION

ITEM 2:        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company’s Amended and Restated 2001 Long-Term Incentive Plan allows employees and directors to pay the exercise price for stock options and the tax withholding liability upon the lapse of restrictions on restricted stock by payment in cash and/or delivery of shares of the Company’s common stock.  In the second quarter 2015, pursuant to these provisions, the Company received 1,367 shares of its common stock for the payment of tax withholding liability upon the lapse of restrictions on restricted stock.  The 1,367 shares were valued at $58.69 per share, the fair market value of one share of the Company’s common stock on the date that they were tendered to the Company.

ITEM 4:      MINE SAFETY DISCLOSURES

Under Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of SEC Regulation S-K, each operator of a coal or other mine is required to include disclosures regarding certain mine safety results in its periodic reports filed with the SEC.  The operation of the Company’s quarries, underground mine and plants is subject to regulation by the federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977.  The required information regarding certain mining safety and health matters, broken down by mining complex, for the quarter ended June 30, 2015 is presented in Exhibit 95.1 to this Report.

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

UNITED STATES LIME & MINERALS, INC.

August 4, 2015	By:	/s/ Timothy W. Byrne
Timothy W. Byrne
President and Chief Executive Officer
(Principal Executive Officer)

August 4, 2015	By:	/s/ M. Michael Owens
M. Michael Owens
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

UNITED STATES LIME & MINERALS, INC.

Quarterly Report on Form 10-Q

Quarter Ended

June 30, 2015

Index to Exhibits

EXHIBIT
NUMBER	DESCRIPTION

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.

32.1	Section 1350 Certification by the Chief Executive Officer.

32.2	Section 1350 Certification by the Chief Financial Officer.

95.1	Mine Safety Disclosures.

101	Interactive Data Files.