Form 10-Q
period 2015-09-30
UNITED STATES LIME & MINERALS INC
filed 2015-11-02
CIK 82020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:  As of October 30, 2015, 5,599,704 shares of common stock, $0.10 par value, were outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

(Unaudited)

	September 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$54,519	$58,332
Trade receivables, net	19,214	17,444
Inventories	14,121	13,436
Prepaid expenses and other current assets	927	2,550
Total current assets	88,781	91,762

Property, plant and equipment	268,505	262,462
Less accumulated depreciation and depletion	(163,941)	(153,949)
Property, plant and equipment, net	104,564	108,513

Other assets, net	138	145

Total assets	$193,483	$200,420

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of debt	$—	$16,667
Accounts payable	4,075	5,166
Accrued expenses	3,771	3,132
Total current liabilities	7,846	24,965
Debt, excluding current installments	—	—
Deferred tax liabilities, net	19,491	19,259
Other liabilities	1,151	1,505
Total liabilities	28,488	45,729

Stockholders’ equity:
Common stock	654	652
Additional paid-in capital	21,353	20,418
Accumulated other comprehensive loss	—	(1,024)
Retained earnings	193,211	184,710
Less treasury stock, at cost	(50,223)	(50,065)

Total stockholders’ equity	164,995	154,691

Total liabilities and stockholders’ equity	$193,483	$200,420

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share data)

(Unaudited)

	THREE MONTHS ENDED				NINE MONTHS ENDED
	September 30,				September 30,
	2015		2014		2015		2014
Revenues

Lime and limestone operations	$36,452	98.4%	$37,855	96.9%	$97,593	98.0%	$110,226	96.3%
Natural gas	577	1.6	1,218	3.1%	1,950	2.0%	4,214	3.7%
	37,029	100.0%	39,073	100.0%	99,543	100.0%	114,440	100.0%

Cost of revenues:
Labor and other operating expenses	22,695	61.3%	25,461	65.2%	64,563	64.8%	74,590	65.2%
Depreciation, depletion and amortization	3,967	10.7%	3,729	9.5%	11,736	11.8%	10,952	9.5%
	26,662	72.0%	29,190	74.7%	76,299	76.6%	85,542	74.7%

Gross profit	10,367	28.0%	9,883	25.3%	23,244	23.4%	28,898	25.3%

Selling, general and administrative expenses	2,467	6.7%	2,404	6.2%	7,266	7.3%	7,004	6.1%

Operating profit	7,900	21.3%	7,479	19.1%	15,978	16.1%	21,894	19.2%

Other expenses (income):
Interest expense	57	0.1%	369	0.9%	969	1.0%	1,176	1.0%
Other (income) expense, net	(54)	(0.1)%	10	0.0%	651	0.7%	(43)	(0.0)%
	3	0.0%	379	0.9%	1,620	1.7%	1,133	1.0%

Income before income taxes	7,897	21.3%	7,100	18.2%	14,358	14.4%	20,761	18.2%

Income tax expense	2,221	6.0%	1,674	4.3%	3,758	3.8%	5,125	4.5%
Net income	$5,676	15.3%	$5,426	13.9%	$10,600	10.6%	$15,636	13.7%

Income per share of common stock:
Basic	$1.01		$0.97		$1.89		$2.80

Diluted	$1.01		$0.97		$1.89		$2.80

Cash dividends per share of common stock	$0.125		$0.125		$0.375		$0.375

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in thousands)

(Unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30,		September 30,
	2015	2014	2015	2014
Net income	$5,676	$5,426	$10,600	$15,636
Other comprehensive income
Mark to market of interest rate hedges, net of tax expenses of $0 and $83, respectively, for the three-month periods, and $241 and $245, respectively, for the nine-month periods	—	145	422	430
Minimum pension liability adjustments, net of tax expenses of $344 for the 2015 nine-month period and $0 for each of the other periods	—	—	602	—
Total other comprehensive income	—	145	1,024	430
Comprehensive income	$5,676	$5,571	$11,624	$16,066

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(Unaudited)

	September 30,
	2015	2014
Operating Activities:
Net income	$10,600	$15,636
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	11,916	11,091
Amortization of deferred financing costs	25	34
Deferred income taxes	(353)	165
(Gain) loss on sale of property, plant and equipment	(137)	54
Stock-based compensation	908	822
Changes in operating assets and liabilities:
Trade receivables, net	(1,770)	(5,590)
Inventories	(685)	829
Prepaid expenses and other current assets	1,623	213
Other assets	(20)	1
Accounts payable and accrued expenses	208	(267)
Other liabilities	585	298
Net cash provided by operating activities	22,900	23,286

Investing Activities:
Purchase of property, plant and equipment	(8,080)	(8,725)
Proceeds from sale of property, plant and equipment	263	246
Net cash used in investing activities	(7,817)	(8,479)

Financing Activities:
Repayment of term loans	(16,667)	(3,750)
Cash dividends paid	(2,099)	(2,092)
Exercise of stock options	28	—
Purchase of treasury shares	(158)	(168)
Net cash used in financing activities	(18,896)	(6,010)
Net (decrease) increase in cash and cash equivalents	(3,813)	8,797
Cash and cash equivalents at beginning of period	58,332	49,475
Cash and cash equivalents at end of period	$54,519	$58,272

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.              Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by United States Lime & Minerals, Inc. (the “Company”) without independent audit.  In the opinion of the Company’s management, all adjustments of a normal and recurring nature necessary to present fairly the financial position, results of operations, comprehensive income and cash flows for the periods presented have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2014.  The results of operations for the three- and nine-month periods ended September 30, 2015 are not necessarily indicative of operating results for the full year.

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

3.    Accounting Policies

Revenue Recognition.  The Company recognizes revenue for its Lime and Limestone Operations in accordance with the terms of its purchase orders, contracts or purchase agreements, which are generally upon shipment, and when payment is considered probable. Revenues include external freight billed to customers with related costs in cost of revenues.  The Company’s returns and allowances are minimal.  External freight billed to customers included in 2015 and 2014 revenues was $6.4 million and $7.0 million for the three-month periods, and $17.9 million and $20.4 for the nine-month periods, respectively, which approximates the amount of external freight included in cost of revenues.  Sales taxes billed to customers are not included in revenues.  For its Natural Gas Interests, the Company recognizes revenue in the month of production and delivery.

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

Fair Values of Financial Instruments.  Fair value is defined as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.”  The Company uses a three-tier fair value hierarchy, which classifies the inputs used in measuring fair values, in determining the fair value of its financial assets and liabilities.  These tiers include:  Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets; Level 2, defined as observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.  There were no changes in the methods and assumptions used in measuring fair value during the period, which include, as of the valuation date, LIBOR rates over the term of the outstanding debt.  The Company’s financial liabilities measured at fair value on a recurring basis at September 30, 2015 and December 31, 2014 are summarized below (in thousands):

			Significant Other Observable Inputs (Level 2)
	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014	Valuation Technique
Interest rate swap liabilities	$—	$(661)	$—	$(661)	Cash flows approach

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

The following table sets forth operating results and certain other financial data for the Company’s two business segments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues
Lime and limestone operations	$36,452	37,855	$97,593	110,226
Natural gas interests	577	1,218	1,950	4,214
Total revenues	$37,029	39,073	$99,543	114,440
Depreciation, depletion and amortization
Lime and limestone operations	$3,786	3,514	$11,175	10,293
Natural gas interests	181	215	561	659
Total depreciation, depletion and amortization	$3,967	3,729	$11,736	10,952
Gross profit
Lime and limestone operations	$10,320	9,271	$22,826	26,637
Natural gas interests	47	612	418	2,261
Total gross profit	$10,367	9,883	$23,244	28,898
Capital expenditures
Lime and limestone operations	$1,766	3,171	$8,069	8,702
Natural gas interests	4	7	11	23
Total capital expenditures	$1,770	3,178	$8,080	8,725

5.              Income Per Share of Common Stock

The following table sets forth the computation of basic and diluted income per common share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income for basic and diluted income per common share	$5,676	5,426	$10,600	15,636
Weighted-average shares for basic income per share	5,600	5,578	5,599	5,578
Effect of dilutive securities:
Employee and director stock options (1)	4	11	6	10
Adjusted weighted-average shares and assumed exercises for diluted income per share	5,604	5,589	5,605	5,588
Basic net income per common share	$1.01	0.97	$1.89	2.80
Diluted net income per common share	$1.01	0.97	$1.89	2.80

(1)  Excludes 35.0 and 15.0 stock options for the 2015 and 2014 periods, respectively, as anti-dilutive because the exercise price exceeded the average per share market price for the periods presented.

6.              Accumulated Other Comprehensive Loss

The following table presents the components of comprehensive income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$5,676	5,426	$10,600	15,636
Minimum pension liability adjustments	—	—	946	—
Reclassification to interest expense	—	225	678	710
Deferred income tax expense	—	(83)	(585)	(245)
Mark to market of interest rate hedges	—	3	(15)	(35)
Comprehensive income	$5,676	5,571	$11,624	16,066

Amounts reclassified to interest expense were for payments made by the Company pursuant to the Company’s interest rate hedges.

Accumulated other comprehensive loss consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
Mark to market of interest rate hedges, net of tax benefit	$—	$(422)
Minimum pension liability adjustments, net of tax benefit	—	(602)
Accumulated other comprehensive loss	$—	$(1,024)

7.              Inventories

Inventories are valued principally at the lower of cost, determined using the average cost method, or market.   Costs for raw materials and finished goods include materials, labor, and production overhead.   Inventories consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
Lime and limestone inventories:
Raw materials	$5,821	$5,693
Finished goods	2,281	2,283
	8,102	7,976
Service parts inventories	6,019	5,460
	$14,121	$13,436

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

The Company had interest rate hedges, with the Lender as the counterparty to the hedges, that fixed LIBOR through maturity at 4.695%, 4.875% and 5.500% on the outstanding balance of the Term Loan, 75% of the outstanding balance of the Draw Term Loan and 25% of the outstanding balance of the Draw Term Loan, respectively.  As discussed below, the Company repurchased these hedges during the second quarter 2015.  Based on the LIBOR margin of 1.750% prior to the Amendment, the Company’s interest rates had been: 6.445% on the outstanding balance of the Term Loan; 6.625% on 75% of the outstanding balance of the Draw Term Loan; and 7.250% on 25% of the outstanding balance of the Draw Term Loan.

The hedges had been effective as defined under applicable accounting rules.  Therefore, changes in fair value of the hedges were reflected in comprehensive income.  The Company would have been exposed to credit losses in the event of non-performance by the counterparty to the hedges.   The Company’s mark to market of its hedges, at December 31, 2014, resulted in a liability of $0.7 million, which was included in accrued expenses on the Company’s Condensed Consolidated Balance Sheets.  The Company paid $0.2 million in quarterly settlement payments pursuant to its hedges during the first quarter 2015 and $0.2 million and $0.7 million in the prior year three- and nine-month periods ended September 30, 2014, respectively.  These payments were included in interest expense in the Condensed Consolidated Statements of Operations.

On May 7, 2015, the Company paid off the $15.4 million balance then outstanding on the Term Loan and Draw Term Loan, as well as paid $0.5 million to repurchase the related hedges, from cash on hand.  The cost to repurchase the hedges was included in interest expense.

A summary of outstanding debt at the dates indicated is as follows (in thousands):

	September 30,	December 31,
	2015	2014

Term Loan	$—	$10,000
Draw Term Loan	—	6,667
Revolving Facility (1)	—	—
Total current installments of debt	$—	$16,667

(1) The Company had letters of credit totaling $0.7 million issued on the New Revolving Facility at September 30, 2015 and the Revolving Facility at December 31, 2014.

As the Company’s debt bore interest at floating rates, the Company estimated that the carrying values of its debt at December 31, 2014 approximated fair value.

9. Income Taxes

The Company has estimated that its effective income tax rate for 2015 will be approximately 26.2%.  As in prior periods, the primary reason for the effective rate being below the federal statutory rate is due to statutory depletion, which is allowed for income tax purposes and is a permanent difference between net income for financial reporting purposes and taxable income.

10. Dividends

On September 18, 2015, the Company paid $0.7 million in cash dividends, based on a dividend of $0.125 (12.5 cents) per share on its common stock, to shareholders of record at the close of business on August 28, 2015. On each of March 19 and June 19, 2015, the Company paid $0.7 million in cash dividends, based on a dividend of $0.125 (12.5 cents) per share on its common stock, to shareholders of record at the close of business on February 27 and May 29, 2015, respectively.

11. Employee Retirement Plan

During the second quarter 2015, after receipt of a favorable determination letter from the Internal Revenue Service, the Company terminated a noncontributory defined benefit plan that, prior to the termination, covered substantially all of the union employees previously employed by its wholly owned subsidiary, Corson Lime Company (the “Corson Plan”).  In 1997, the Company sold substantially all of the assets of Corson Lime Company, and the benefits for participants in the Corson Plan were frozen.  As a result of the termination of the Corson Plan, the Company made a cash payment of $0.2 million and recognized a second quarter expense of $0.9 million ($0.6 million, net of tax benefit), included in other (income) expense, net, that was previously included in accumulated other comprehensive loss.

The following table sets forth the funded status of the Corson Plan as of December 31, 2014 and Pre-Settlement, Settlement and Post-Settlement as of June 30, 2015 (in thousands):

	December 31,	June 30, 2015
	2014	Pre-Settlement	Settlement	Post-Settlement
Projected benefit obligation	$2,137	$2,039	$(2,039)	$—
Fair value of plan assets	1,862	2,039	(2,039)	—
Underfunded status	$(275)	$—	$—	$—

The liability recognized for the Corson Plan on the Company’s Condensed Consolidated Balance Sheets at December 31, 2014 and September 30, 2015 are as follows (in thousands):

	December 31, 2014	September 30, 2015
Accrued benefit cost	$275	—

The following table provides the components of the Corson Plan net periodic benefit cost for the period ended September 30, 2015 (in thousands):

Net periodic benefit cost	$91
Settlement charge	814
Total net periodic benefit cost	$905

12. Subsequent Events

On October 28, 2015, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.125 (12.5 cents) per share on the Company’s common stock.  This dividend is payable on December 18, 2015 to shareholders of record at the close of business on November 27, 2015.

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

Revenues from the Company’s Lime and Limestone Operations decreased 3.7% and 11.5% in the third quarter and first nine months 2015, respectively, as compared to last year’s comparable periods, primarily because of decreased sales volumes of approximately 5.6% and 12.5%, respectively, for the Company’s lime and limestone products, partially offset by average product price increases of approximately 1.9% and 1.0% realized for the Company’s lime and limestone products in the third quarter and first nine months 2015, respectively, compared to the comparable 2014 periods.  The decrease in lime and limestone revenues in the third quarter 2015, compared to the third quarter 2014, resulted primarily from decreased sales volumes of the Company’s lime and limestone products due to decreased demand, principally from its oil and gas services and steel customers due to decreased drilling activities and decreased steel production, respectively, partially offset by increased demand from its construction customers.  The decrease in lime and limestone revenues in the nine months ended September 30, 2015, compared to the comparable prior year period, resulted primarily from decreased demand from the Company’s oil and gas services, steel, industrial and construction customers.  The decrease in demand from the Company’s construction customers resulted primarily from adverse weather conditions in the first and second quarters 2015, compared to the prior year comparable quarters.

The Company’s gross profit from its Lime and Limestone Operations increased by 11.3% in the third quarter 2015 to $10.3 million, compared to $9.3 million in the third quarter 2014.  For the nine months ended September 30, 2015, the Company’s gross profit from its Lime and Limestone Operations decreased by 14.3% to $22.8 million from $26.6 million in the nine months ended September 30, 2014.  The increased gross profit in the third quarter 2015, compared to the third quarter 2014, resulted primarily from lower energy costs as well as less discretionary outside contractor stripping costs in the Company’s quarries.  These decreased costs were partially offset by the decreased revenues discussed above.  The decreased gross profit for the Company’s Lime and Limestone Operations in the first nine months 2015 resulted primarily from the decreased revenues discussed above.

Revenues from the Company’s Natural Gas Interests decreased 52.6% in the third quarter 2015, compared to the comparable 2014 quarter, due to decreased production volumes (approximately 8.4%) resulting from the normal declines in production rates on the Company’s 39 existing natural gas wells and lower natural gas and natural gas liquids prices (approximately 44.2%).  Revenues from Natural Gas Interests decreased 53.7% in the first nine months 2015, compared to the comparable 2014 period, resulting from lower natural gas and natural gas liquids prices (approximately 45.9%), and decreased production volumes (approximately 7.8%).  The Company’s gross profit from its Natural Gas Interests decreased to $47 thousand in the third quarter 2015, from $0.6 million in the comparable 2014 quarter, and decreased to $0.4 million in the first nine months 2015, from $2.3 million in the comparable 2014 period.

In the second quarter 2015, the Company repaid the $15.4 million then-outstanding balance of its term loans, as well as paid $0.5 million to repurchase the related hedges, from cash on hand.  At the same time, the Company amended its credit facilities to provide for a new five-year $75 million revolving credit facility.  The amendment also provides for an incremental four-year accordion feature to borrow up to an additional $50 million on the same terms, subject to approval by the lender, Wells Fargo Bank, N.A., or another lender selected by the Company.  At September 30, 2015, the Company had no debt outstanding on the new revolving credit facility, other than $0.7 million of letters of credit.

The Company, after receipt of a favorable determination letter from the Internal Revenue Service, terminated its noncontributory defined benefit plan (the “Corson Plan”) in the second quarter 2015, which required a cash payment of $0.2 million and resulted in an expense of $0.9 million ($0.6 million, net of tax benefit), included in other (income) expense, net for the nine months ended September 30, 2015, that was previously included in accumulated other comprehensive loss.  See Notes 6 and 11 of Notes to Condensed Consolidated Financial Statements.  As a result of the termination of the Corson Plan, the Company will not have to make any future contributions to the Plan.

The Company paid its regular quarterly cash dividend of $0.125 (12.5 cents) per share on its common stock in each of the first three quarters 2015.  On October 28, 2015, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.125 (12.5 cents) per share on the Company’s common stock.  This dividend is payable on December 18, 2015 to shareholders of record at the close of business on November 27, 2015.

Liquidity and Capital Resources.

Net cash provided by operating activities was $22.9 million in the first nine months 2015, compared to $23.3 million in the comparable 2014 period, a decrease of $0.4 million, or 1.7%.  Net cash provided by operating activities is composed of net income, depreciation, depletion and amortization (“DD&A”), deferred income taxes and other non-cash items included in net income, and changes in working capital.  In the first nine months 2015, cash provided by operating activities was principally composed of $10.6 million net income and $11.9 million DD&A, compared to $15.6 million net income and $11.1 million DD&A in the first nine months 2014.  The most significant changes in working capital items in the first nine months 2015 were a net increase in trade receivables of $1.8 million, a decrease in prepaid expenses and other current assets of $1.6 million and a $0.7 million increase in inventories.  The most significant changes in working capital items in the first nine months 2014 were a net increase in trade receivables of $5.6 million and a decrease in inventories of $0.8 million.  The net increases in trade receivables in the 2015 and 2014 periods primarily resulted from increases in revenues in the third quarters 2015 and 2014, compared to the fourth quarters 2014 and 2013, respectively.

The Company had $8.1 million in capital expenditures in the first nine months 2015, compared to $8.7 million in the comparable period last year.

Net cash used in financing activities was $18.9 million and $6.0 million in the 2015 and 2014 first nine-month periods, respectively, consisting primarily of repayments of $16.7 million and $3.8 million of term loan debt in the first nine months 2015 and 2014, respectively, and $0.2 million for purchase of treasury shares in each of the first nine months 2015 and 2014.  Additionally, the Company paid $2.1 million in dividends during the first nine months of each of 2015 and 2014.  Cash and cash equivalents decreased $3.8 million to $54.5 million at September 30, 2015 from $58.3 million at December 31, 2014.

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

The Company had interest rate hedges, with the Lender as the counterparty to the hedges, that fixed LIBOR through maturity at 4.695%, 4.875% and 5.500% on the outstanding balance of the Term Loan, 75% of the outstanding balance of the Draw Term Loan and 25% of the outstanding balance of the Draw Term Loan, respectively.  As discussed below, the Company repurchased these hedges during the second quarter 2015.   Based on the LIBOR margin of 1.750% prior to the Amendment, the Company’s interest rates had been: 6.445% on the outstanding balance of the Term Loan; 6.625% on 75% of the outstanding balance of the Draw Term Loan; and 7.250% on 25% of the outstanding balance of the Draw Term Loan.

The hedges had been effective as defined under applicable accounting rules.  Therefore, changes in fair value of the hedges were reflected in comprehensive income.  The Company would have been exposed to credit losses in the event of non-performance by the counterparty to the hedges.   The Company’s mark to market of its hedges, at December 31, 2014, resulted in a liability of $0.7 million, which was included in accrued expenses on the Company’s Condensed Consolidated Balance Sheets.  The Company paid $0.2 million in quarterly settlement payments pursuant to its hedges during the first quarter 2015 and $0.2 million and $0.7 million in the prior year three- and nine-month periods ended September 30, 2014, respectively.  These payments were included in interest expense in the Condensed Consolidated Statements of Operations.

On May 7, 2015, the Company paid off the $15.4 million balance then outstanding on the Term Loan and Draw Term Loan, as well as paid $0.5 million to repurchase the related hedges, from cash on hand.  The cost to repurchase the hedges is included in interest expense and resulted in additional interest expense of approximately $0.3 million in the second quarter 2015.

The Company is not contractually committed to any planned capital expenditures for its Lime and Limestone Operations until actual orders are placed for equipment.  As of September 30, 2015, the Company had no material open orders or commitments that are not included in current liabilities on the September 30, 2015 Condensed Consolidated Balance Sheet.

As of September 30, 2015, the Company had no debt outstanding and no draws on the New Revolving Facility other than the $0.7 million of letters of credit.  The Company believes that cash on hand and cash generated from operations will be sufficient to meet the Company’s operating needs, ongoing capital needs, including capital for possible modernization and expansion and development projects, and other liquidity needs, service any debt it may incur under the New Revolving Facility and pay regular cash dividends for the near future.

Results of Operations.

Revenues in the third quarter 2015 were $37.0 million, compared to $39.1 million in the comparable 2014 quarter, a decrease of $2.0 million, or 5.2%.  Revenues from the Company’s Lime and Limestone Operations in the third quarter 2015 decreased $1.4 million, or 3.7%, to $36.5 million from $37.9 million in the comparable 2014 quarter, while revenues from its Natural Gas Interests decreased $0.6 million, or 52.6%, to $0.6 million from $1.2 million in the comparable prior year quarter.  In the first nine months 2015, revenues were $99.5 million, compared to $114.4 million in the comparable 2014 period, a decrease of $14.9 million, or 13.0%.  Revenues from the Company’s Lime and Limestone Operations in the first nine months 2015 decreased $12.6 million, or 11.5%, to $97.6 million from $110.2 million in the comparable 2014 period, while revenues from its Natural Gas Interests decreased $2.3 million, or 53.7%, to $2.0 million from $4.2 million in the comparable prior year period.

As discussed above, the decreases in Lime and Limestone Operations revenues in the third quarter and first nine months 2015, compared to last year’s comparable periods, resulted primarily from decreased sales volumes of the Company’s lime and limestone products, partially offset by slight increases in prices realized for the Company’s lime and limestone products.  Production volumes from the Company’s Natural Gas Interests in the third quarter 2015 totaled 177 thousand MCF, sold at an average price of $3.25 per MCF, compared to 209 thousand MCF, sold at an average price of $5.84 per MCF, in the comparable 2014 quarter.  Production volumes in the first nine months 2015 from Natural Gas Interests totaled 548 thousand MCF, sold at an average price of $3.56 per MCF, compared to the first nine months 2014 when 641 thousand MCF was produced and sold at an average price of $6.57 per MCF.  The Company’s 2015 average prices per MCF were lower than the prior year’s average prices primarily due to decreases in natural gas and natural gas liquids prices.

The Company’s gross profit was $10.4 million in the third quarter 2015, compared to $9.9 million in the comparable 2014 quarter, an increase of $0.5 million, or 4.9%. Gross profit in the first nine months 2015 was $23.2 million, a decrease of $5.7 million, or 19.6%, from $28.9 million in the first nine months 2014.

Included in gross profit in the third quarter and first nine months 2015 were $10.3 million and $22.8 million, respectively, from the Company’s Lime and Limestone Operations, compared to $9.3 million and $26.6 million, respectively, in the comparable 2014 periods.  The Company’s gross profit margin as a percent of revenues from its Lime and Limestone Operations increased to 28.3% in the third quarter 2015, from 24.5% in the third quarter 2014, and decreased to 23.4% in the first nine months 2015, from 24.2% in the comparable prior year period. As discussed above, the increased gross profit and gross profit margin in the third quarter 2015 resulted primarily from reduced costs, partially offset by the decrease in revenues.  The decreased gross profit and gross profit margin in the first nine months 2015 resulted primarily from the decrease in revenues discussed above.

Gross profit from the Company’s Natural Gas Interests was $47 thousand and $0.4 million in the third quarter and first nine months 2015, respectively, compared to $0.6 million and $2.3 million, in the comparable 2014 periods.

Selling, general and administrative expenses (“SG&A”) were $2.5 million in the third quarter 2015, an increase of $63 thousand, or 2.6%, compared to $2.4 million in the third quarter 2014.  As a percentage of revenues, SG&A increased to 6.7% in the 2015 quarter, compared to 6.2% in the comparable 2014 quarter.  SG&A was $7.3 million and $7.0 million in the first nine months 2015 and 2014, respectively, an increase of $0.3 million, or 3.7%.  As a percentage of revenues, SG&A in the first nine months 2015 increased to 7.3%, compared to 6.1% in the comparable 2014 period.

Interest expense in the third quarter 2015 decreased $0.3 million, or 84.6%, to $57 thousand from $0.4 million in the third quarter 2014 primarily as a result of the repayment of debt in the second quarter 2015.  Interest expense decreased $0.2 million, or 17.6%, in the first nine months 2015 to $1.0 million from $1.2 million in the first nine months 2014, primarily as a result of the repayment of debt, partially offset by cost to repurchase the Company’s interest rate hedges in the second quarter 2015.  Interest expense included quarterly settlement payments on the hedges of none and $0.2 million during the three- and nine-month periods ended September 30, 2015, respectively, compared to payments of $0.2 million and $0.7 million in the comparable prior year three- and nine-month periods, respectively.

Other (income) expense, net was $54 thousand income and $0.7 million expense in the third quarter and first nine months 2015, respectively, compared to $10 thousand expense and $43 thousand income in the third quarter and first nine months 2014, respectively.  The expense in the first nine months 2015 resulted primarily from the termination of the Corson Plan discussed above.

Income tax expense increased to $2.2 million in the third quarter 2015 from $1.7 million in the third quarter 2014, an increase of $0.5 million, or 32.7%.   In the first nine months 2015, income tax expense decreased to $3.8 million from $5.1 million in the comparable 2014 period, a decrease of $1.4 million, or 26.7%.  The increase in income tax expense in the third quarter 2015 was principally due to the increase in the Company’s income before income taxes, compared to the third quarter 2014, and an increase in the Company’s effective state income tax rate as a result of the full realization of the Company’s net operating loss carryforwards in one state.  The decrease in income tax expense in the nine months ended September 30, 2015, compared to the comparable prior year period, was principally due to the decrease in the Company’s income before income taxes.

The Company’s net income was $5.7 million ($1.01 per share diluted) in the third quarter 2015, compared to net income of $5.4 million ($0.97 per share diluted) in the third quarter 2014, an increase of $0.3 million, or 4.6%.  Net income in the first nine months 2015 was $10.6 million ($1.89 per share diluted), a decrease of $5.0 million, or 32.2%, compared to the first nine months 2014 net income of $15.6 million ($2.80 per share diluted).

ITEM 3:     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk.

The Company would be exposed to changes in interest rates, primarily as a result of floating interest rates on the New Revolving Facility.  There was no outstanding balance on the New Revolving Facility subject to interest rate risk at September 30, 2015.  Any future borrowings under the New Revolving Facility would be subject to interest rate risk.  See Note 8 of Notes to Condensed Consolidated Financial Statements.

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

PART II.           OTHER INFORMATION

ITEM 4:             MINE SAFETY DISCLOSURES

Under Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of SEC Regulation S-K, each operator of a coal or other mine is required to include disclosures regarding certain mine safety results in its periodic reports filed with the SEC.  The operation of the Company’s quarries, underground mine and plants is subject to regulation by the federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977.  The required information regarding certain mining safety and health matters, broken down by mining complex, for the quarter ended September 30, 2015 is presented in Exhibit 95.1 to this Report.

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

UNITED STATES LIME & MINERALS, INC.

November 2, 2015	By:	/s/ Timothy W. Byrne
Timothy W. Byrne
President and Chief Executive Officer
(Principal Executive Officer)

November 2, 2015	By:	/s/ M. Michael Owens
M. Michael Owens
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

UNITED STATES LIME & MINERALS, INC.

Quarterly Report on Form 10-Q

Quarter Ended

September 30, 2015

Index to Exhibits

EXHIBIT
NUMBER	DESCRIPTION

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.

32.1	Section 1350 Certification by the Chief Executive Officer.

32.2	Section 1350 Certification by the Chief Financial Officer.

95.1	Mine Safety Disclosures.

101	Interactive Data Files.