Form 10-Q
period 2016-03-31
UNITED STATES LIME & MINERALS INC
filed 2016-05-03
CIK 82020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:  As of May 2, 2016, 5,566,069 shares of common stock, $0.10 par value, were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

(Unaudited)

	March 31,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$60,626	$59,926
Trade receivables, net	16,837	15,889
Inventories, net	13,772	14,728
Prepaid expenses and other current assets	1,068	1,418
Total current assets	92,303	91,961
Property, plant and equipment	274,427	271,686
Less accumulated depreciation and depletion	(171,071)	(167,308)
Property, plant and equipment, net	103,356	104,378
Other assets, net	155	160
Total assets	$195,814	$196,499
LIABILITES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,199	$6,022
Accrued expenses	2,819	2,720
Total current liabilities	7,018	8,742
Deferred tax liabilities, net	19,242	19,184
Other liabilities	1,914	1,946
Total liabilities	28,174	29,872
Stockholders’ equity:
Common stock	655	655
Additional paid-in capital	22,018	21,642
Retained earnings	198,168	194,798
Less treasury stock, at cost	(53,201)	(50,468)
Total stockholders’ equity	167,640	166,627
Total liabilities and stockholders’ equity	$195,814	$196,499

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2016		2015
Revenues
Lime and limestone operations	$33,154	98.7%	$29,362	97.7%
Natural gas interests	432	1.3%	702	2.3%
	33,586	100.0%	30,064	100.0%
Cost of revenues:
Labor and other operating expenses	21,829	65.0%	20,316	67.6%
Depreciation, depletion and amortization	3,909	11.6%	3,884	12.9%
	25,738	76.6%	24,200	80.5%
Gross profit	7,848	23.4%	5,864	19.5%
Selling, general and administrative expenses	2,400	7.2%	2,399	8.0%
Operating profit	5,448	16.2%	3,465	11.5%
Other expense (income):
Interest expense	59	0.1%	322	1.0%
Other income, net	(43)	(0.1)%	(7)	(0.0)%
	16	0.0%	315	1.0%
Income before income taxes	5,432	16.2%	3,150	10.5%
Income tax expense	1,366	4.1%	785	2.6%
Net income	$4,066	12.1%	$2,365	7.9%
Net income per share of common stock:
Basic	$0.73		$0.42
Diluted	$0.73		$0.42
Cash dividends per share of common stock	$0.125		$0.125

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in thousands)

(Unaudited)

	Three Months Ended
	2016	2015
Net income	$4,066	$2,365
Other comprehensive income
Mark to market of interest rate hedges, net of tax expenses of $65 for 2015	—	113
Total other comprehensive income	—	113
Comprehensive income	$4,066	$2,478

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
OPERATING ACTIVITIES:
Net income	$4,066	$2,365
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	3,992	3,962
Amortization of deferred financing costs	4	11
Deferred income taxes	58	7
Loss on sale of property, plant and equipment	47	30
Stock-based compensation	223	268
Changes in operating assets and liabilities:
Trade receivables, net	(948)	1,416
Inventories, net	956	(450)
Prepaid expenses and other current assets	350	793
Other assets	1	—
Accounts payable and accrued expenses	(815)	(1,020)
Other liabilities	(52)	141
Net cash provided by operating activities	7,882	7,523
INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(3,935)	(3,424)
Proceeds from sale of property, plant and equipment	28	66
Net cash used in investing activities	(3,907)	(3,358)
FINANCING ACTIVITIES:
Repayments of term loans	—	(1,250)
Cash dividends paid	(696)	(700)
Proceeds from exercise of stock options	154	—
Purchase of treasury shares	(2,733)	(78)
Net cash used in financing activities	(3,275)	(2,028)
Net increase in cash and cash equivalents	700	2,137
Cash and cash equivalents at beginning of period	59,926	58,332
Cash and cash equivalents at end of period	$60,626	$60,469

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.    Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by United States Lime & Minerals, Inc. (the “Company”) without independent audit.  In the opinion of the Company’s management, all adjustments of a normal and recurring nature necessary to present fairly the financial position, results of operations, comprehensive income and cash flows for the periods presented have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2015.  The results of operations for the three-month period ended March 31, 2016 are not necessarily indicative of operating results for the full year.

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

3.    Accounting Policies

Revenue Recognition.  The Company recognizes revenue for its Lime and Limestone Operations in accordance with the terms of its purchase orders, contracts or purchase agreements, which are generally upon shipment, and when payment is considered probable. Revenues include external freight billed to customers with related costs in cost of revenues.  The Company’s returns and allowances are minimal.  External freight billed to customers included in first quarter 2016 and 2015 revenues was $5.8 million and $5.2 million, respectively, which approximates the amount of external freight included in cost of revenues. Sales taxes billed to customers are not included in revenues.  For its Natural Gas Interests, the Company recognizes revenue in the month of production and delivery.

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

Fair Values of Financial Instruments.  Fair value is defined as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.”  The Company uses a three-tier fair value hierarchy, which classifies the inputs used in measuring fair values, in determining the fair value of its financial assets and liabilities.  These tiers include:  Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets; Level 2, defined as observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.  There were no changes in the methods and assumptions used in measuring fair value.

New Accounting Pronouncements.  In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) (“ASU 2016-02”), in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for many leases classified as operating leases under previous accounting principles generally accepted in the United States of America.  ASU 2016-02 requires that a lessee should recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term on the balance sheet.  ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 (including interim periods within those fiscal years) and early adoption is permitted.  The Company is currently evaluating the impact of adoption of ASU 2016-02 on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718), (“ASU 2016-09”).  ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows.  ASU 2016-09 is effective for fiscal years beginning after December 15, 2016 (including interim periods within those fiscal years) and early adoption is permitted.  The Company is currently evaluating the impact of adoption of ASU 2016-09 on its consolidated financial statements.

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

The following table sets forth operating results and certain other financial data for the Company’s two business segments (in thousands):

	Three Months Ended March 31,
Revenues	2016	2015
Lime and limestone operations	$33,154	$29,362
Natural gas interests	432	702
Total revenues	$33,586	$30,064
Depreciation, depletion and amortization
Lime and limestone operations	$3,714	$3,692
Natural gas interests	195	192
Total depreciation, depletion and amortization	$3,909	$3,884
Gross profit
Lime and limestone operations	$7,929	$5,697
Natural gas interests	(81)	167
Total gross profit	$7,848	$5,864
Capital expenditures
Lime and limestone operations	$3,931	$3,420
Natural gas interests	4	4
Total capital expenditures	$3,935	$3,424

5.    Income Per Share of Common Stock

The following table sets forth the computation of basic and diluted income per common share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2016	2015
Net income for basic and diluted income per common share	$4,066	$2,365
Weighted-average shares for basic income per common share	5,577	5,597
Effect of dilutive securities:
Employee and director stock options(1)	3	8
Adjusted weighted-average shares and assumed exercises for diluted income per common share	5,580	5,605
Basic net income per common share	$0.73	$0.42
Diluted net income per common share	$0.73	$0.42

(1)	Excludes 35.0 and 17.0 stock options for the 2016 and 2015 periods, respectively, as anti-dilutive because the exercise price exceeded the average per share market price for the periods presented.

6.    Accumulated Other Comprehensive Loss

The following table presents the components of comprehensive income (in thousands):

	Three Months Ended March 31,
	2016	2015
Net income	$4,066	$2,365
Reclassification to interest expense	—	191
Deferred income tax expense	—	(65)
Mark to market of interest rate hedges	—	(13)
Comprehensive income	$4,066	$2,478

Amounts reclassified to interest expense were for payments made by the Company pursuant to the Company’s interest rate hedges in 2015.

7.    Inventories

Inventories are valued principally at the lower of cost, determined using the average cost method, or market.  Costs for raw materials and finished goods include materials, labor, and production overhead.  Inventories, net consisted of the following (in thousands):

	March 31,	December 31,
	2016	2015
Lime and limestone inventories:
Raw materials	$5,815	$6,627
Finished goods	1,810	2,049
	$7,625	$8,676
Service parts inventories	6,147	6,052
	$13,772	$14,728

8.    Banking Facilities and Debt

On May 7, 2015, the Company amended its credit agreement with Wells Fargo Bank, N.A. (the “Lender”) to, among other things, provide for a $75 million revolving credit facility (the “New Revolving Facility”) and reduce the interest rate margins and commitment fees (the “Amendment”).  The Amendment also provides for an incremental four-year accordion feature to borrow up to an additional $50 million on the same terms, subject to approval by the Lender or another lender selected by the Company. The terms of the Amendment provide for a final maturity of the New Revolving Facility and any incremental loan on May 7, 2020; interest rates, at the Company’s option, of LIBOR plus a margin of 1.000% to 2.000% or the Lender’s Prime Rate plus a margin of 0.000% to plus 1.000%; and a commitment fee range of 0.200% to 0.350% on the undrawn portion of the New Revolving Facility.  The New Revolving Facility interest rate margins and commitment fee are determined quarterly in accordance with a pricing grid based upon the Company’s Cash Flow Leverage Ratio, defined as the ratio of the Company’s total funded senior indebtedness to earnings before interest, taxes, depreciation, depletion, amortization and stock-based compensation expense (“EBITDA”) for the 12 months ended on the last day of the most recent calendar quarter, plus pro forma EBITDA from any businesses acquired during the period.  Pursuant to a security agreement, dated August 25, 2004, the New Revolving Facility is secured by the Company’s existing and hereafter acquired tangible assets, intangible assets and real property. The maturity of the New Revolving Facility and any incremental loans can be accelerated if any event of default, as defined under the credit agreement, occurs.

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

The hedges had been effective as defined under applicable accounting rules.  Therefore, changes in fair value of the hedges were reflected in comprehensive income.  The Company would have been exposed to credit losses in the event of non-performance by the counterparty to the hedges.  The Company paid $0.2 million in quarterly settlement payments pursuant to its hedges during the first quarter 2015. These payments were included in interest expense in the Condensed Consolidated Statements of Operations.

On May 7, 2015, the Company paid off the $15.4 million balance then outstanding on the Term Loan and Draw Term Loan, as well as paid $0.5 million to repurchase the related hedges, from cash on hand.  The cost to repurchase the hedges was included in interest expense in the second quarter 2015.

The Company had letters of credit totaling $0.7 million issued on the New Revolving Facility at March 31, 2016, but no draws.

9.    Income Taxes

The Company has estimated that its effective income tax rate for 2016 will be approximately 25.2%.  As in prior periods, the primary reason for the effective rate being below the federal statutory rate is due to statutory depletion, which is allowed for income tax purposes and is a permanent difference between net income for financial reporting purposes and taxable income.

10.    Dividends and Share Repurchases

On March 18, 2016, the Company paid $0.7 million in cash dividends, based on a dividend of $0.125 (12.5 cents) per share on its common stock, to shareholders of record at the close of business on February 26, 2016.

In December 2015, the Company commenced a publicly announced share repurchase program to purchase up to $10 million of its common stock.  Pursuant to that program, the Company repurchased 50,068 shares in the first quarter 2016 at a weighted-average price of $53.52 per share.  Since the commencement of the share repurchase program through March 31, 2016, the Company has repurchased 53,154 shares at a weighted-average price of $53.59 per share.

11.    Employee Retirement Plan

During the second quarter 2015, after receipt of a favorable determination letter from the Internal Revenue Service, the Company terminated a noncontributory defined benefit plan that, prior to the termination, covered substantially all of the union employees previously employed by its wholly owned subsidiary, Corson Lime Company

(the “Corson Plan”).  In 1997, the Company sold substantially all of the assets of Corson Lime Company, and the benefits for participants in the Corson Plan were frozen.  As a result of the termination of the Corson Plan, the Company made a cash payment of $0.2 million and recognized a second quarter 2015 expense of $0.9 million ($0.6 million, net of tax benefit), included in Other expense (income), net, that was previously included in Accumulated other comprehensive loss.

The following table sets forth the Pre-Settlement, Settlement and Post-Settlement as of June 30, 2015 (in thousands):

	June 30, 2015
	Pre-Settlement	Settlement	Post-Settlement
Projected benefit obligation	$2,039	$(2,039)	$—
Fair value of plan assets	2,039	(2,039)	—
Underfunded status	$—	$—	$—

12.    Subsequent Events

On April 27, 2016, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.125 (12.5 cents) per share on the Company’s common stock.  This dividend is payable on June 17, 2016 to shareholders of record at the close of business on May 27, 2016.

ITEM 2:     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements.  Any statements contained in this Report that are not statements of historical fact are forward‑looking statements as defined in the Private Securities Litigation Reform Act of 1995. Forward‑looking statements in this Report, including without limitation statements relating to the Company’s plans, strategies, objectives, expectations, intentions, and adequacy of resources, are identified by such words as “will,” “could,” “should,” “would,” “believe,” “possible,” “potential,” “expect,” “intend,” “plan,” “schedule,” “estimate,” “anticipate,” and “project.” The Company undertakes no obligation to publicly update or revise any forward‑looking statements. The Company cautions that forward‑looking statements involve risks and uncertainties that could cause actual results to differ materially from expectations, including without limitation the following: (i) the Company’s plans, strategies, objectives, expectations, and intentions are subject to change at any time at the Company’s discretion; (ii) the Company’s plans and results of operations will be affected by its ability to maintain and increase its revenues and manage its growth; (iii) the Company’s ability to meet short‑term and long‑term liquidity demands, including meeting the Company’s operating and capital needs, including for possible modernization and expansion and development projects and acquisitions, repurchasing the Company’s common stock and paying dividends, conditions in the credit and equity markets, including the ability of the Company’s customers to meet their obligations; (iv) interruptions to operations and increased expenses at the Company’s facilities resulting from changes in mining methods or conditions, variability of chemical or physical properties of the Company’s limestone and its impact on process equipment and product quality, inclement weather conditions, natural disasters, accidents, IT systems failures or disruptions, including due to cybersecurity incidents, or regulatory requirements; (v) volatile coal, petroleum coke, diesel, natural gas, electricity, transportation and freight costs and the consistent availability of trucks and rail cars to deliver the Company’s products to its customers and solid fuels to its plants on a timely basis; (vi) unanticipated delays, technical feasibility issues or cost overruns in completing modernization and expansion and development projects; (vii) the Company’s ability to expand its Lime and Limestone Operations through acquisitions of businesses with related or similar operations, including obtaining financing for such acquisitions, and to successfully integrate acquired operations and sell any resulting increased production at acceptable prices; (viii) inadequate demand and/or prices for the Company’s lime and limestone products due to conditions in the U.S. economy, recessionary pressures in particular industries, including construction, steel, industrial and oil and gas services, reduced demand from utility plants, increased competition from competitors, effects of governmental fiscal and budgetary constraints, including the level of highway construction funding, and legislative impasses, and inability to continue to increase or maintain prices for the Company’s products; (ix) uncertainties of prices and regulations with respect to the Company’s Natural Gas Interests, including the absence of drilling activities on the Company’s O & G Properties, inability to explore for new reserves, unitization of existing wells, declines in production rates and plugging and abandoning of existing wells; (x) ongoing and possible new regulations, investigations, enforcement actions and costs, legal expenses, penalties, fines, assessments, litigation, judgments and settlements, taxes and disruptions and limitations of operations, including those related to climate change and health and safety and those that could impact the Company’s ability to continue or renew its operating permits or successfully secure new permits in connection with its modernization and expansion and development projects; and (xi) other risks and uncertainties set forth in this Report or indicated from time to time in the Company’s filings with the SEC including the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

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

Revenues from the Company’s Lime and Limestone Operations increased 12.9% in the first quarter 2016, compared to the first quarter 2015, because of increased sales volumes of approximately 11.9% for the Company’s lime and limestone products as a result of increased demand, principally from its construction and industrial customers, partially offset by reduced demand from the Company’s environmental customers, and average product price increases of approximately 1.0% realized for the Company’s lime and limestone products in the first quarter 2016, compared to the comparable 2015 quarter.  The increased demand year-over-year from construction customers was due in part to the fact that construction demand was negatively impacted in the first quarter 2015 by inclement weather conditions in the period.  The Company’s gross profit from its Lime and Limestone Operations increased 39.2% in the first quarter 2016, compared to the first quarter 2015, primarily because of the increase in revenues in the first quarter 2016, compared to the comparable 2015 quarter.

Revenues from the Company’s Natural Gas Interests decreased 38.5% in the first quarter 2016, compared to the first quarter 2015, due to decreased prices for natural gas and natural gas liquids (approximately 28.2% for the 2016 quarter, compared to the comparable 2015 quarter) and decreased production volumes (approximately 10.3%) resulting from the normal declines in production rates on the Company’s 39 existing natural gas wells.  The Company’s gross profit from its Natural Gas Interests decreased in the first quarter 2016 to a loss of $0.1 million, compared to a profit of $0.2 million in the comparable 2015 quarter, primarily due to the decrease in revenues discussed above and an increase in the rate at which non-cash depletion expense was recorded in the 2016 quarter.

In December 2015, the Company commenced a publicly announced share repurchase program to purchase up to $10 million of its common stock.  Pursuant to that program, the Company repurchased 50,068 shares in the first quarter 2016 at a weighted-average price of $53.52 per share.  Since the commencement of the share repurchase program through the date of this Report, the Company has repurchased 53,154 shares at a weighted-average price of $53.59 per share.

The Company paid its regular quarterly cash dividend of $0.125 (12.5 cents) per share on its common stock in each of the first quarter 2016 and 2015.  On April 27, 2016, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.125 (12.5 cents) per share on the Company’s common stock.  This dividend is payable on June 17, 2016 to shareholders of record at the close of business on May 27, 2016.

Liquidity and Capital Resources.

Net cash provided by operating activities was $7.9 million in the first quarter 2016, compared to $7.5 million in the comparable 2015 period, an increase of $0.4 million, or 4.8%.  Net cash provided by operating activities is composed of net income, depreciation, depletion and amortization (“DD&A”), deferred income taxes and other non-cash items included in net income, and changes in working capital.  In the first quarter 2016, cash provided by operating activities was principally composed of $4.1 million net income and $4.0 million DD&A, compared to $2.4 million net income and $4.0 million DD&A in the first quarter 2015.  The most significant changes in working capital items in the first quarter 2016 were a decrease in inventories, net of $1.0 million, an increase in trade receivables, net of $0.9 million, and a decrease in accounts payable and accrued expenses of $0.8 million.  The most significant changes in working capital items in the first quarter 2015 were a decrease in trade receivables, net of $1.4 million, a decrease in accounts payable and accrued expenses of $1.0 million and an increase in prepaid expenses and other current assets of $0.8 million.  The increase in trade receivables, net in the 2016 quarter primarily resulted from increased revenues in the first quarter 2016, compared to the fourth quarter 2015, while the decrease in trade receivables, net in the 2015 quarter resulted from decreased revenues in the first quarter 2015, compared to the fourth quarter 2014.

The Company had $3.9 million in capital expenditures in the first quarter 2016, compared to $3.4 million in the comparable quarter last year.

Net cash used in financing activities was $3.3 million and $2.0 million in the 2016 and 2015 first quarters, respectively, consisting primarily of purchase of treasury shares of $2.7 million and $0.1 million in the first quarters 2016 and 2015, respectively, and repayment of $1.25 million of term loan debt in the first quarter 2015.  Additionally, the Company paid $0.7 million in dividends during the first quarters of each of 2016 and 2015.  Cash and cash equivalents increased $0.7 million to $60.6 million at March 31, 2016 from $59.9 million at December 31, 2015.

On May 7, 2015, the Company amended its credit agreement with Wells Fargo Bank, N.A. (the “Lender”) to, among other things, provide for a $75 million revolving credit facility (the “New Revolving Facility”) and reduce the interest rate margins and commitment fees (the “Amendment”).   The Amendment also provides for an incremental four-year accordion feature to borrow up to an additional $50 million on the same terms, subject to approval by the Lender or another lender selected by the Company.  The terms of the Amendment provide for a final maturity of the New Revolving Facility and any incremental loan on May 7, 2020; interest rates, at the Company’s option, of LIBOR plus a margin of 1.000% to 2.000% or the Lender’s Prime Rate plus a margin of 0.000% to plus 1.000%; and a commitment fee range of 0.200% to 0.350% on the undrawn portion of the New Revolving Facility.  The New Revolving Facility interest rate margins and commitment fee are determined quarterly in accordance with a pricing grid based upon the Company’s Cash Flow Leverage Ratio, defined as the ratio of the Company’s total funded senior indebtedness to earnings before interest, taxes, depreciation, depletion, amortization and stock-based compensation expense (“EBITDA”) for the 12 months ended on the last day of the most recent calendar quarter, plus pro forma EBITDA from any businesses acquired during the period.  Pursuant to a security agreement, dated August 25, 2004, the New Revolving Facility is secured by the Company’s existing and hereafter acquired tangible assets, intangible assets and real property.  The maturity of the New Revolving Facility and any incremental loans can be accelerated if any event of default, as defined under the credit agreement, occurs.

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

The hedges had been effective as defined under applicable accounting rules.  Therefore, changes in fair value of the hedges were reflected in comprehensive income.  The Company would have been exposed to credit losses in the event of non-performance by the counterparty to the hedges.   The Company paid $0.2 million in quarterly settlement payments pursuant to its hedges during the first quarter 2015.  These payments were included in interest expense in the Condensed Consolidated Statements of Operations.

On May 7, 2015, the Company paid off the $15.4 million balance then outstanding on the Term Loan and Draw Term Loan, as well as paid $0.5 million to repurchase the related hedges, from cash on hand.  The cost to repurchase the hedges was included in interest expense in the second quarter 2015.

The Company is not contractually committed to any planned capital expenditures for its Lime and Limestone Operations until actual orders are placed for equipment.  As of March 31, 2016, the Company had no material open orders or commitments that are not included in current liabilities on the March 31, 2016 Condensed Consolidated Balance Sheet.

As of March 31, 2016, the Company had no debt outstanding and no draws on the New Revolving Facility other than $0.7 million of letters of credit.  The Company believes that cash on hand and cash flows from operations will be sufficient to meet the Company’s operating needs, ongoing capital needs, including possible modernization and expansion and development projects, and other liquidity needs and allow it to continue to repurchase its common stock under its publicly announced share repurchase program as well as pay cash dividends for the near future.

Results of Operations.

Revenues in the first quarter 2016 were $33.6 million, compared to $30.1 million in the the first quarter 2015, an increase of $3.5 million, or 11.7%.  Revenues from the Company’s Lime and Limestone Operations in the first quarter 2016 increased $3.8 million, or 12.9%, to $33.2 million from $29.4 million in the comparable 2015 quarter, while revenues from its Natural Gas Interests decreased $0.3 million, or 38.5%, to $0.4 million from $0.7 million in the comparable prior year quarter.

As discussed above, the increases in Lime and Limestone Operations revenues in the first quarter 2016, compared to last year’s comparable quarter, resulted primarily from increased sales volumes of the Company’s lime and limestone products and slight increases in prices realized for the Company’s lime and limestone products.  Production volumes from the Company’s Natural Gas Interests in the first quarter 2016 totaled 160 thousand MCF, sold at an average price of $2.69 per MCF, compared to 187 thousand MCF, sold at an average price of $3.75 per MCF, in the comparable 2015 quarter.  The Company’s 2016 average prices per MCF were lower than the prior year’s average prices due to decreases in natural gas and natural gas liquids prices.

The Company’s gross profit was $7.8 million in the first quarter 2016, compared to $5.9 million in the comparable 2015 quarter, an increase of $2.0 million, or 33.8%.  Included in gross profit in the first quarter 2016 was $7.9 million from the Company’s Lime and Limestone Operations, compared to $5.7 million in the comparable 2015 quarter.  The increase in gross profit from the Company’s Lime and Limestone Operations in the first quarter 2016, compared to the first quarter 2015, resulted primarily from the increase in revenues discussed above.  Gross profit from the Company’s Natural Gas Interests decreased to a loss of $0.1 million in the first quarter 2016, from $0.2 million profit in the comparable 2015 quarter.

Selling, general and administrative expenses (“SG&A”) were $2.4 million in each of the first quarters of 2016 and 2015.  As a percentage of revenues, SG&A decreased to 7.2% in the 2016 quarter, compared to 8.0% in the comparable 2015 quarter due to the increase in revenues in the 2016 quarter.

Interest expense in the first quarter 2016 decreased $0.3 million, or 81.7%, to $59 thousand from $0.3 million in the first quarter 2015, primarily as a result of the repayment of debt in the second quarter 2015.  Interest expense included quarterly settlement payments on the hedges of $0.2 million in the first quarter 2015.

Income tax expense increased to $1.4 million in the first quarter 2016 from $0.8 million in the first quarter 2015, an increase of $0.6 million, or 74.0%.   The increase in income tax expense in the first quarter 2016 was principally due to the increase in the Company’s income before income taxes, compared to the first quarter 2015.

The Company’s net income was $4.1 million ($0.73 per share diluted) in the first quarter 2016, compared to net income of $2.4 million ($0.42 per share diluted) in the first quarter 2015, an increase of $1.7 million, or 71.9%.

ITEM 3:     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk.

The Company would be exposed to changes in interest rates, primarily as a result of floating interest rates on the New Revolving Facility.  There was no outstanding balance on the New Revolving Facility subject to interest rate risk at March 31, 2016.  Any future borrowings under the New Revolving Facility would be subject to interest rate risk.  See Note 8 of Notes to Condensed Consolidated Financial Statements.

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

PART II.OTHER INFORMATION

ITEM 2:     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In December 2015, the Company commenced a publicly announced share repurchase program to repurchase up to $10 million of its common stock.  The following table sets forth, for the periods indicated, the Company’s share repurchase activity under the program:

			Total Number of
			Shares Purchased	Maximum
			as Part of Publicly	Remaining
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Announced Program	Amount Available Under the Program
January 1 – 31, 2016	25,109	$54.91	25,109	$8,452,100
February 1 – 29, 2016	24,959	52.12	24,959	7,151,226
March 1 – 31, 2016	—	—	—	7,151,226
Total	50,068	$53.52	50,068	$7,151,226

In addition, the Company’s Amended and Restated 2001 Long-Term Incentive Plan allows employees and directors to pay the exercise price for stock options and the tax withholding liability upon the lapse of restrictions on restricted stock by payment in cash and/or delivery of shares of the Company’s common stock.  In the first quarter 2016, pursuant to these provisions, the Company repurchased 994 shares at prices of $53.75 to $54.98 per share (weighted average of $54.02 per share), the fair market value of one share of the Company’s common stock on the dates that they were tendered to the Company for payment of tax withholding liability upon the lapse of restrictions on restricted stock.

ITEM 4:    MINE SAFETY DISCLOSURES

Under Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of SEC Regulation S-K, each operator of a coal or other mine is required to include disclosures regarding certain mine safety results in its periodic reports filed with the SEC.  The operation of the Company’s quarries, underground mine and plants is subject to regulation by the federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977.  The required information regarding certain mining safety and health matters, broken down by mining complex, for the quarter ended March 31, 2016 is presented in Exhibit 95.1 to this Report.

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

UNITED STATES LIME & MINERALS, INC.

May 3, 2016	By:	/s/ Timothy W. Byrne
Timothy W. Byrne
President and Chief Executive Officer
(Principal Executive Officer)

May 3, 2016	By:	/s/ M. Michael Owens
M. Michael Owens
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

UNITED STATES LIME & MINERALS, INC.

Quarterly Report on Form 10-Q

Quarter Ended

March 31, 2016

Index to Exhibits

EXHIBIT
NUMBER	DESCRIPTION

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.

32.1	Section 1350 Certification by the Chief Executive Officer.

32.2	Section 1350 Certification by the Chief Financial Officer.

95.1	Mine Safety Disclosures.

101	Interactive Data Files.