Form 10-Q
period 2016-06-30
UNITED STATES LIME & MINERALS INC
filed 2016-07-29
CIK 82020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:  As of July 28, 2016, 5,564,634 shares of common stock, $0.10 par value, were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

(Unaudited)

	June 30,	December 31,
	2016	2015
ASSETS
Current assets
Cash and cash equivalents	$62,958	$59,926
Trade receivables, net	17,405	15,889
Inventories, net	13,490	14,728
Prepaid expenses and other current assets	869	1,418
Total current assets	94,722	91,961
Property, plant and equipment
Property, plant and equipment	277,463	271,686
Less accumulated depreciation and depletion	(174,136)	(167,308)
Property, plant and equipment, net	103,327	104,378
Other assets, net	151	160
Total assets	$198,200	$196,499
LIABILITES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$3,916	$6,022
Accrued expenses	2,305	2,720
Total current liabilities	6,221	8,742
Deferred tax liabilities, net	19,280	19,184
Other liabilities	1,889	1,946
Total liabilities	27,390	29,872
Stockholders’ equity
Common stock	656	655
Additional paid-in capital	22,280	21,642
Retained earnings	201,160	194,798
Less treasury stock, at cost	(53,286)	(50,468)
Total stockholders’ equity	170,810	166,627
Total liabilities and stockholders’ equity	$198,200	$196,499

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
Revenues
Lime and limestone operations	$32,376	98.5%	$31,779	97.9%	$65,530	98.6%	$61,141	97.8%
Natural gas interests	504	1.5%	671	2.1%	936	1.4%	1,373	2.2%
	32,880	100.0%	32,450	100.0%	66,466	100.0%	62,514	100.0%
Cost of revenues
Labor and other operating expenses	21,710	66.0%	21,552	66.4%	43,539	65.5%	41,868	67.0%
Depreciation, depletion and amortization	3,929	12.0%	3,885	12.0%	7,838	11.8%	7,769	12.4%
	25,639	78.0%	25,437	78.4%	51,377	77.3%	49,637	79.4%
Gross profit	7,241	22.0%	7,013	21.6%	15,089	22.7%	12,877	20.6%
Selling, general and administrative expenses	2,331	7.0%	2,400	7.4%	4,731	7.1%	4,799	7.7%
Operating profit	4,910	15.0%	4,613	14.2%	10,358	15.6%	8,078	12.9%
Other expense (income)
Interest expense	63	0.2%	590	1.8%	122	0.2%	912	1.5%
Other (income) expense, net	(80)	(0.2)%	712	2.2%	(123)	(0.2)%	705	1.1%
	(17)	0.0%	1,302	4.0%	(1)	0.0%	1,617	2.6%
Income before income taxes	4,927	15.0%	3,311	10.2%	10,359	15.6%	6,461	10.3%
Income tax expense	1,240	3.8%	752	2.3%	2,606	3.9%	1,537	2.4%
Net income	$3,687	11.2%	$2,559	7.9%	$7,753	11.7%	$4,924	7.9%
Net income per share of common stock
Basic	$0.66		$0.46		$1.39		$0.88
Diluted	$0.66		$0.46		$1.39		$0.88
Cash dividends per share of common stock	$0.125		$0.125		$0.25		$0.25

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$3,687	$2,559	$7,753	$4,924
Other comprehensive income
Mark to market of interest rate hedges, net of tax expense of $176 and $241 for the three- and six-month periods 2015, respectively	—	309	—	422
Minimum pension liability adjustments, net of tax expense of $344 for each of the three- and six-month periods 2015	—	602	—	602
Total other comprehensive income	—	911	—	1,024
Comprehensive income	$3,687	$3,470	$7,753	$5,948

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2016	2015
OPERATING ACTIVITIES:
Net income	$7,753	$4,924
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	7,984	7,885
Amortization of deferred financing costs	6	23
Deferred income taxes	96	(228)
Loss (gain) on sale of property, plant and equipment	31	(111)
Stock-based compensation	485	575
Changes in operating assets and liabilities:
Trade receivables, net	(1,516)	717
Inventories, net	1,238	(201)
Prepaid expenses and other current assets	549	1,197
Other assets	3	(18)
Accounts payable and accrued expenses	(1,612)	(1,616)
Other liabilities	(100)	630
Net cash provided by operating activities	14,917	13,777
INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(7,900)	(6,310)
Proceeds from sale of property, plant and equipment	70	199
Net cash used in investing activities	(7,830)	(6,111)
FINANCING ACTIVITIES:
Repayments of term loans	—	(16,667)
Cash dividends paid	(1,391)	(1,399)
Proceeds from exercise of stock options	154	—
Purchase of treasury shares	(2,818)	(158)
Net cash used in financing activities	(4,055)	(18,224)
Net increase (decrease) in cash and cash equivalents	3,032	(10,558)
Cash and cash equivalents at beginning of period	59,926	58,332
Cash and cash equivalents at end of period	$62,958	$47,774

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.    Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by United States Lime & Minerals, Inc. (the “Company”) without independent audit.  In the opinion of the Company’s management, all adjustments of a normal and recurring nature necessary to present fairly the financial position, results of operations, comprehensive income and cash flows for the periods presented have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2015.  The results of operations for the three- and six-month periods ended June 30, 2016 are not necessarily indicative of operating results for the full year.

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

3.    Accounting Policies

Revenue Recognition.  The Company recognizes revenue for its Lime and Limestone Operations in accordance with the terms of its purchase orders, contracts or purchase agreements, which are generally upon shipment, and when payment is considered probable. Revenues include external freight billed to customers with related costs in cost of revenues.  The Company’s returns and allowances are minimal.  External freight billed to customers included in 2016 and 2015 revenues was $6.7 million and $6.3 million for the three-month periods, and $12.3 million and $11.5 million for the six-month periods, respectively, which approximates the amount of external freight included in cost of revenues. Sales taxes billed to customers are not included in revenues.  For its Natural Gas Interests, the Company recognizes revenue in the month of production and delivery.

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

Comprehensive Income.  Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income.  Certain changes in assets and liabilities, such as mark-to-market gains or losses of interest rate hedges and minimum pension liability adjustments, are reported as a separate component of the equity section of the balance sheet.  Such items, along with net income, are components of comprehensive income.

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

New Accounting Pronouncements.  In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) (“ASU 2016-02”), in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for many leases classified as operating leases under previous US GAAP.  ASU 2016-02 requires that a lessee should recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term on the balance sheet.  ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 (including interim periods within those fiscal years) and early adoption is permitted.  The Company is currently evaluating the impact of adoption of ASU 2016-02 on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718) (“ASU 2016-09”).  ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows.  ASU 2016-09 is effective for fiscal years beginning after December 15, 2016 (including interim periods within those fiscal years) and early adoption is permitted.  The Company is currently evaluating the impact of adoption of ASU 2016-09 on its consolidated financial statements.

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

The following table sets forth operating results and certain other financial data for the Company’s two business segments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Revenues	2016	2015	2016	2015
Lime and limestone operations	$32,376	$31,779	$65,530	$61,141
Natural gas interests	504	671	936	1,373
Total revenues	$32,880	$32,450	$66,466	$62,514
Depreciation, depletion and amortization
Lime and limestone operations	$3,738	$3,697	$7,452	$7,389
Natural gas interests	191	188	386	380
Total depreciation, depletion and amortization	$3,929	$3,885	$7,838	$7,769
Gross profit
Lime and limestone operations	$7,245	$6,809	$15,174	$12,506
Natural gas interests	(4)	204	(85)	371
Total gross profit	$7,241	$7,013	$15,089	$12,877
Capital expenditures
Lime and limestone operations	$3,966	$2,883	$7,896	$6,303
Natural gas interests	—	3	4	7
Total capital expenditures	$3,966	$2,886	$7,900	$6,310

5.    Income Per Share of Common Stock

The following table sets forth the computation of basic and diluted income per common share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income for basic and diluted income per common share	$3,687	$2,559	$7,753	$4,924
Weighted-average shares for basic income per common share	5,565	5,599	5,571	5,598
Effect of dilutive securities:
Employee and director stock options(1)	3	6	3	7
Adjusted weighted-average shares and assumed exercises for diluted income per common share	5,568	5,605	5,574	5,605
Basic net income per common share	$0.66	$0.46	$1.39	$0.88
Diluted net income per common share	$0.66	$0.46	$1.39	$0.88

(1)

Excludes 32.4 and 33.6 stock options for the three- and six-month periods 2016, respectively, and 17.4 stock options for each of the 2015 periods as anti-dilutive because the exercise price exceeded the average per share market price for the periods presented.

6.    Accumulated Other Comprehensive Loss

The following table presents the components of comprehensive income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$3,687	$2,559	$7,753	$4,924
Minimum pension liability adjustments	—	946	—	946
Reclassification to interest expense	—	487	—	678
Deferred income tax expense	—	(520)	—	(585)
Mark to market of interest rate hedges	—	(2)	—	(15)
Comprehensive income	$3,687	$3,470	$7,753	$5,948

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

7.    Inventories, Net

Inventories are valued principally at the lower of cost, determined using the average cost method, or market.  Costs for raw materials and finished goods include materials, labor, and production overhead.  Inventories, net consisted of the following (in thousands):

	June 30,	December 31,
	2016	2015
Lime and limestone inventories:
Raw materials	$5,617	$6,627
Finished goods	1,810	2,049
	$7,427	$8,676
Service parts inventories	6,063	6,052
	$13,490	$14,728

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

The Company had letters of credit totaling $0.7 million issued on the New Revolving Facility at June 30, 2016, but no draws.

9.    Income Taxes

The Company has estimated that its effective income tax rate for 2016 will be approximately 25.2%.  As in prior periods, the primary reason for the effective rate being below the federal statutory rate is due to statutory depletion, which is allowed for income tax purposes and is a permanent difference between net income for financial reporting purposes and taxable income.

10.    Dividends and Share Repurchases

On June 17, 2016, the Company paid $0.7 million in cash dividends, based on a dividend of $0.125 (12.5 cents) per share on its common stock, to shareholders of record at the close of business on May 27, 2016.  On March 18, 2016, the Company paid $0.7 million in cash dividends, based on a dividend of $0.125 (12.5 cents) per share on its common stock, to shareholders of record at the close of business on February 26, 2016.

In December 2015, the Company commenced a publicly announced share repurchase program to purchase up to $10 million of its common stock.  Pursuant to that program, the Company repurchased 50,068 shares in the first quarter 2016 at a weighted-average price of $53.52 per share.  No shares were repurchased during the second quarter.  Since the commencement of the share repurchase program through June 30, 2016, the Company has repurchased 53,154 shares at a weighted-average price of $53.59 per share.

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

12.    Subsequent Events

On July 28, 2016, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.125 (12.5 cents) per share on the Company’s common stock.  This dividend is payable on September 16, 2016 to shareholders of record at the close of business on August 26, 2016.

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

Revenues from the Company’s Lime and Limestone Operations increased 1.9% and 7.2% in the second quarter and first six months 2016, respectively, as compared to last year’s comparable periods, primarily because of increased sales volumes of approximately 2.0% and 6.6%, respectively, for the Company’s lime and limestone products.  The Company’s increased sales volume in the 2016 periods, as compared to last year’s periods, resulted primarily from increased demand, principally from its construction customers, partially offset by reduced demand from its oil and gas services customers.  In both the 2016 and 2015 second quarters, demand from the Company’s construction customers was adversely impacted due to numerous days of rainfall in each of the quarters.  Average product prices realized for the Company’s lime and limestone products decreased approximately 0.1% in the second quarter compared to the comparable prior year quarter and increased approximately 0.6% in the first six months 2016, compared to the comparable 2015 period.  Although demand from the Company’s construction customers continued to increase, demand and pricing from its other customers remain a challenge.

The Company’s gross profit from its Lime and Limestone Operations increased by 6.4% and 21.3% in the second quarter and the first six months 2016, respectively, compared to the comparable 2015 periods.  The increased gross profit for the Company’s Lime and Limestone Operations in the 2016 periods resulted primarily from the increased revenues discussed above.

Revenues from the Company’s Natural Gas Interests decreased 24.9% and 31.8% in the second quarter and the first six months 2016, respectively, compared to the comparable 2015 periods, resulting from lower natural gas and natural gas liquids prices (approximately 12.3% and 20.4%, respectively) and decreased production volumes resulting from the normal declines in production rates on the Company’s 39 existing natural gas wells (approximately 12.6% and 11.4%, respectively).  The Company’s gross profit from its Natural Gas Interests decreased to losses of $4 thousand and $0.1 million in the second quarter and first six months 2016, respectively, from profits of $0.2 million and $0.4 million, respectively, in the comparable 2015 periods and an increase in the rate at which non-cash depletion expense was recorded in the 2016 periods.

In December 2015, the Company commenced a publicly announced share repurchase program to purchase up to $10 million of its common stock.  Pursuant to that program, the Company repurchased 50,068 shares in the first quarter 2016 at a weighted-average price of $53.52 per share.  No shares were repurchased during the second quarter.  Since the commencement of the share repurchase program through the date of this Report, the Company has repurchased 53,154 shares at a weighted-average price of $53.59 per share.

The Company paid its regular quarterly cash dividend of $0.125 (12.5 cents) per share on its common stock in each of the first two quarters 2016 and 2015.  On July 28, 2016, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.125 (12.5 cents) per share on the Company’s common stock.  This dividend is payable on September 16, 2016 to shareholders of record at the close of business on August 26, 2016.

Liquidity and Capital Resources.

Net cash provided by operating activities was $14.9 million in the first six months 2016, compared to $13.8 million in the comparable 2015 period, an increase of $1.1 million, or 8.3%.  Net cash provided by operating activities is composed of net income, depreciation, depletion and amortization (“DD&A”), deferred income taxes and other non-cash items included in net income, and changes in working capital.  In the first six months 2016, cash provided by operating activities was principally composed of $7.8 million net income and $8.0 million DD&A, compared to $4.9 million net income and $7.9 million DD&A in the first six months 2015.  The most significant changes in working capital items in the first six months 2016 were a decrease in inventories, net of $1.2 million, an increase in trade receivables, net of $1.5 million and a decrease in accounts payable and accrued expenses of $1.6 million.  The most significant changes in working capital items in the first six months 2015 were decreases in trade receivables, net, prepaid expenses and other current assets, and accounts payable and accrued expenses of $0.7 million, $1.2 million and $1.6 million, respectively.  The increase in trade receivables, net in the 2016 first six months primarily resulted from increased revenues in the second quarter 2016, compared to the fourth quarter 2015, while the decrease in trade receivables, net in the 2015 first six months resulted primarily from decreased revenues in the second quarter 2015, compared to the fourth quarter 2014.

The Company had $7.9 million in capital expenditures in the first six months 2016, compared to $6.3 million in the comparable period last year.

Net cash used in financing activities was $4.1 million and $18.2 million in the 2016 and 2015 first six months, respectively, consisting primarily of purchase of treasury shares of $2.8 million and $0.2 million in the first six months 2016 and 2015, respectively, and repayment of $16.7 million of term loan debt in the first six months 2015. Additionally, the Company paid $1.4 million in dividends during the first six months of each of 2016 and 2015.  Cash and cash equivalents increased $3.0 million to $63.0 million at June 30, 2016 from $59.9 million at December 31, 2015.

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

The Company is not contractually committed to any planned capital expenditures for its Lime and Limestone Operations until actual orders are placed for equipment.  As of June 30, 2016, the Company had no material open orders or commitments that are not included in current liabilities on the June 30, 2016 Condensed Consolidated Balance Sheet.

As of June 30, 2016, the Company had no debt outstanding and no draws on the New Revolving Facility other than $0.7 million of letters of credit.  The Company believes that cash on hand and cash flows from operations will be sufficient to meet the Company’s operating needs, ongoing capital needs, including possible modernization and expansion and development projects, and other liquidity needs and allow it to repurchase its common stock under its publicly announced share repurchase program as well as pay cash dividends for the near future.

Results of Operations.

Revenues in the second quarter 2016 were $32.9 million, compared to $32.5 million in the comparable prior year quarter, an increase of $0.4 million, or 1.3%.  Revenues from the Company’s Lime and Limestone Operations in the second quarter 2016 increased $0.6 million, or 1.9%, to $32.4 million from $31.8 million in the comparable 2015 quarter, while revenues from its Natural Gas Interests decreased $0.2 million, or 24.9%, to $0.5 million from $0.7 million in the comparable prior year quarter.  In the first six months 2016, revenues were $66.5 million, compared to $62.5 million in the comparable 2015 period, an increase of $4.0 million, or 6.3%.   Revenues from the Company’s Lime and Limestone Operations in the first six months 2016 increased $4.4 million, or 7.2%, to $65.5 million from $61.1 million in the comparable 2015 period, while revenues from its Natural Gas Interests decreased $0.4 million, or 31.8%, to $0.9 million from $1.4 million in the comparable prior year period.

As discussed above, the increases in Lime and Limestone Operations revenues in the second quarter and first six months 2016 as compared to last year’s comparable periods resulted primarily from increased sales volumes of the Company’s lime and limestone products, partially offset by a slight decrease in prices realized for the Company’s lime and limestone products in the second quarter 2016, compared to the second quarter 2015, with a slight increase in prices in the first six months 2016, compared to the first six months 2015.

Production volumes from the Company’s Natural Gas Interests in the second quarter 2016 totaled 157 thousand MCF, sold at an average price of $3.21 per MCF, compared to 183 thousand MCF, sold at an average price of $3.66 per MCF, in the comparable 2015 quarter.  Production volumes in the first six months 2016 from Natural Gas Interests totaled 318 thousand MCF, sold at an average price of $2.95 per MCF, compared to the first six months 2015 when 371 thousand MCF was produced and sold at an average price of $3.70 per MCF.  The Company’s 2016 average prices per MCF were lower than the prior year’s average prices primarily due to decreases in natural gas and natural gas liquids prices.

The Company’s gross profit was $7.2 million in the second quarter 2016, compared to $7.0 million in the comparable 2015 quarter, an increase of $0.2 million, or 3.3%. Gross profit in the first six months 2016 was $15.1 million, an increase of $2.2 million, or 17.2%, from $12.9 million in the first six months 2015.

Included in gross profit in the second quarter and first six months 2016 were $7.2 million and $15.2 million, respectively, from the Company’s Lime and Limestone Operations, compared to $6.8 million and $12.5 million, respectively, in the comparable 2015 periods.  The Company’s gross profit margin as a percent of revenues from its

Lime and Limestone Operations increased to 22.4% and 23.2% in the second quarter and first six months 2016, respectively, from 21.4% and 20.5% in the second quarter and first six months 2015, respectively. The increased gross profit and gross profit margin for the Company’s Lime and Limestone Operations in the 2016 periods resulted primarily from the increases in revenues discussed above.

Gross profit from the Company’s Natural Gas Interests decreased to losses of $4 thousand and $0.1 million in the second quarter and first six months 2016, respectively, from profits of $0.2 million and $0.4 million, respectively, in the comparable 2015 periods.  The decreased gross profit for the Company’s Natural Gas Interests resulted primarily from the decrease in revenues discussed above and an increase in the rate at which non-cash depletion expense was recorded in the 2016 periods.

Selling, general and administrative expenses (“SG&A”) were $2.3 million and $4.7 million in the second quarter and first six months 2016, respectively, compared to $2.4 million and $4.8 million in the second quarter and first six months 2015, respectively.  As a percentage of revenues, SG&A decreased to 7.0% and 7.1 % in the second quarter and first six months 2016, respectively, compared to 7.4% and 7.7%, in the second quarter and first six months 2015, respectively.  The 2016 decreases in SG&A as a percentage of revenues were due principally to the increases in revenues in the 2016 periods, compared to the comparable 2015 periods.

Interest expense in the second quarter 2016 decreased $0.5 million, or 89.3%, to $0.1 million from $0.6 million in the second quarter 2015.  Interest expense decreased $0.8 million, or 86.6%, in the first six months 2016 to $0.1 million from $0.9 million in the first six months 2015.  Interest expense in the 2016 periods decreased primarily as a result of the Company’s repayment of its term loans in May 2015and the Company’s repurchase of the related interest rate hedges in the second quarter 2015.  Interest expense for the first six months 2015 also included a quarterly settlement payment on the hedges of $0.2 million during the first quarter 2015.

Other (income) expense, net was $0.1 million income in each of the three- and six-month periods ended June 30, 2016, compared to $0.7 million expense in each of the three- and six-month periods ended June 30, 2015.  The expense in the 2015 periods was primarily due to the expense resulting from the termination of the Corson Plan during the second quarter 2015.  The termination of the Corson Plan required a cash payment of $0.2 million and resulted in an expense of $0.9 million ($0.6 million, net of tax benefit), included in other (income) expense, net for the three- and six- month periods ended June 30, 2015, that was previously included in accumulated other comprehensive loss.  See Notes 6 and 11 of Notes to Condensed Consolidated Financial Statements.  As a result of the termination of the Corson Plan, the Company will not have to make any further contribution to the Plan.

Income tax expense increased to $1.2 million in the second quarter 2016 from $0.8 million in the second quarter 2015, an increase of $0.5 million, or 64.9%.   In the first six months 2016, income tax expense increased to $2.6 million from $1.5 million in the comparable 2015 period, an increase of $1.1 million, or 69.6%.  The increase in income tax expense in 2016 was principally due to increases in the Company’s income before income taxes.

The Company’s net income was $3.7 million ($0.66 per share diluted) in the second quarter 2016, compared to net income of $2.6 million ($0.46 per share diluted) in the second quarter 2015, an increase of $1.1 million, or 44.1%.  Net income in the first six months 2016 was $7.8 million ($1.39 per share diluted), an increase of $2.8 million, or 57.5%, compared to the first six months 2015 net income of $4.9 million ($0.88 per share diluted).

ITEM 3:     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk.

The Company would be exposed to changes in interest rates, primarily as a result of floating interest rates on the New Revolving Facility.  There was no outstanding balance on the New Revolving Facility subject to interest rate risk at June 30, 2016.  Any future borrowings under the New Revolving Facility would be subject to interest rate risk.  See Note 8 of Notes to Condensed Consolidated Financial Statements.

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

PART II.OTHER INFORMATION

ITEM 2:     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In December 2015, the Company commenced a publicly announced share repurchase program to repurchase up to $10 million of its common stock.  The following table sets forth, for the periods indicated, the Company’s share repurchase activity under the program:

			Total Number of
			Shares Purchased	Maximum
			as Part of Publicly	Remaining
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Announced Program	Amount Available Under the Program
April 1 – 30, 2016	—	$—	—	$7,151,226
May 1 – 31, 2016	—	—	—	7,151,226
June 1 – 30, 2016	—	—	—	7,151,226
Total	—	$—	—	$7,151,226

In addition, the Company’s Amended and Restated 2001 Long-Term Incentive Plan allows employees and directors to pay the exercise price for stock options and the tax withholding liability upon the lapse of restrictions on restricted stock by payment in cash and/or delivery of shares of the Company’s common stock.  In the second quarter 2016, pursuant to these provisions, the Company repurchased 1,435 shares at a price of $58.99 per share, the fair market value of one share of the Company’s common stock on the date that they were tendered to the Company for payment of tax withholding liability upon the lapse of restrictions on restricted stock.

ITEM 4:    MINE SAFETY DISCLOSURES

Under Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of SEC Regulation S-K, each operator of a coal or other mine is required to include disclosures regarding certain mine safety results in its periodic reports filed with the SEC.  The operation of the Company’s quarries, underground mine and plants is subject to regulation by the federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977.  The required information regarding certain mining safety and health matters, broken down by mining complex, for the quarter ended June 30, 2016 is presented in Exhibit 95.1 to this Report.

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

UNITED STATES LIME & MINERALS, INC.

July 29, 2016	By:	/s/ Timothy W. Byrne
Timothy W. Byrne
President and Chief Executive Officer
(Principal Executive Officer)

July 29, 2016	By:	/s/ M. Michael Owens
M. Michael Owens
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

UNITED STATES LIME & MINERALS, INC.

Quarterly Report on Form 10-Q

Quarter Ended

June 30, 2016

Index to Exhibits

EXHIBIT
NUMBER	DESCRIPTION

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.

32.1	Section 1350 Certification by the Chief Executive Officer.

32.2	Section 1350 Certification by the Chief Financial Officer.

95.1	Mine Safety Disclosures.

101	Interactive Data Files.