Form 10-Q
period 2016-09-30
UNITED STATES LIME & MINERALS INC
filed 2016-10-31
CIK 82020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:  As of October 28, 2016, 5,564,575 shares of common stock, $0.10 par value, were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

(Unaudited)

	September 30,	December 31,
	2016	2015
ASSETS
Current assets
Cash and cash equivalents	$68,940	$59,926
Trade receivables, net	19,385	15,889
Inventories, net	12,713	14,728
Prepaid expenses and other current assets	718	1,418
Total current assets	101,756	91,961
Property, plant and equipment
Property, plant and equipment	281,391	271,686
Less accumulated depreciation and depletion	(177,961)	(167,308)
Property, plant and equipment, net	103,430	104,378
Other assets, net	144	160
Total assets	$205,330	$196,499
LIABILITES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$4,216	$6,022
Accrued expenses	3,276	2,720
Total current liabilities	7,492	8,742
Deferred tax liabilities, net	19,495	19,184
Other liabilities	1,856	1,946
Total liabilities	28,843	29,872
Stockholders’ equity
Common stock	656	655
Additional paid-in capital	22,572	21,642
Retained earnings	206,545	194,798
Less treasury stock, at cost	(53,286)	(50,468)
Total stockholders’ equity	176,487	166,627
Total liabilities and stockholders’ equity	$205,330	$196,499

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
Revenues
Lime and limestone operations	$38,096	98.6%	$36,452	98.4%	$103,626	98.6%	$97,593	98.0%
Natural gas interests	554	1.4%	577	1.6%	1,490	1.4%	1,950	2.0%
	38,650	100.0%	37,029	100.0%	105,116	100.0%	99,543	100.0%
Cost of revenues
Labor and other operating expenses	24,064	62.3%	22,695	61.3%	67,603	64.3%	64,563	64.8%
Depreciation, depletion and amortization	4,017	10.4%	3,967	10.7%	11,855	11.3%	11,736	11.8%
	28,081	72.7%	26,662	72.0%	79,458	75.6%	76,299	76.6%
Gross profit	10,569	27.3%	10,367	28.0%	25,658	24.4%	23,244	23.4%
Selling, general and administrative expenses	2,482	6.4%	2,467	6.7%	7,213	6.9%	7,266	7.3%
Operating profit	8,087	20.9%	7,900	21.4%	18,445	17.5%	15,978	16.1%
Other expense (income)
Interest expense	63	0.2%	57	0.1%	185	0.1%	969	1.0%
Other (income) expense, net	(115)	(0.3)%	(54)	(0.1)%	(238)	(0.2)%	651	0.7%
	(52)	-0.1%	3	0.0%	(53)	-0.1%	1,620	1.7%
Income before income taxes	8,139	21.0%	7,897	21.4%	18,498	17.6%	14,358	14.4%
Income tax expense	2,058	5.3%	2,221	6.0%	4,664	4.4%	3,758	3.8%
Net income	$6,081	15.7%	$5,676	15.3%	$13,834	13.2%	$10,600	10.7%
Net income per share of common stock
Basic	$1.09		$1.01		$2.48		$1.89
Diluted	$1.09		$1.01		$2.48		$1.89
Cash dividends per share of common stock	$0.125		$0.125		$0.375		$0.375

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$6,081	$5,676	$13,834	$10,600
Other comprehensive income
Mark to market of interest rate hedges, net of tax expense of $241 for the nine-month period 2015	—	—	—	422
Minimum pension liability adjustments, net of tax expense of $344 for the nine-month period 2015	—	—	—	602
Total other comprehensive income	—	—	—	1,024
Comprehensive income	$6,081	$5,676	$13,834	$11,624

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2016	2015
OPERATING ACTIVITIES:
Net income	$13,834	$10,600
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	12,032	11,916
Amortization of deferred financing costs	11	25
Deferred income taxes	311	(353)
Loss (gain) on sale of property, plant and equipment	107	(137)
Stock-based compensation	778	908
Changes in operating assets and liabilities:
Trade receivables, net	(3,496)	(1,770)
Inventories, net	2,015	(685)
Prepaid expenses and other current assets	700	1,623
Other assets	5	(20)
Accounts payable and accrued expenses	(341)	208
Other liabilities	(86)	585
Net cash provided by operating activities	25,870	22,900
INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(12,230)	(8,080)
Proceeds from sale of property, plant and equipment	126	263
Net cash used in investing activities	(12,104)	(7,817)
FINANCING ACTIVITIES:
Repayments of term loans	—	(16,667)
Cash dividends paid	(2,087)	(2,099)
Proceeds from exercise of stock options	153	28
Purchase of treasury shares	(2,818)	(158)
Net cash used in financing activities	(4,752)	(18,896)
Net increase (decrease) in cash and cash equivalents	9,014	(3,813)
Cash and cash equivalents at beginning of period	59,926	58,332
Cash and cash equivalents at end of period	$68,940	$54,519

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.    Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by United States Lime & Minerals, Inc. (the “Company”) without independent audit.  In the opinion of the Company’s management, all adjustments of a normal and recurring nature necessary to present fairly the financial position, results of operations, comprehensive income and cash flows for the periods presented have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2015.  The results of operations for the three- and nine-month periods ended September 30, 2016 are not necessarily indicative of operating results for the full year.

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

3.    Accounting Policies

Revenue Recognition.  The Company recognizes revenue for its Lime and Limestone Operations in accordance with the terms of its purchase orders, contracts or purchase agreements, which are generally upon shipment, and when payment is considered probable. Revenues include external freight billed to customers with related costs in cost of revenues.  The Company’s returns and allowances are minimal.  External freight billed to customers included in 2016 and 2015 revenues was $7.8 million and $6.4 million for the three-month periods, and $20.1 million and $17.9 million for the nine-month periods, respectively, which approximates the amount of external freight included in cost of revenues. Sales taxes billed to customers are not included in revenues.  For its Natural Gas Interests, the Company recognizes revenue in the month of production and delivery.

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

Comprehensive Income.  Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income.  Certain changes in assets and liabilities, such as mark-to-market gains or losses on interest rate hedges and minimum pension liability adjustments, are reported as a separate component of the equity section of the balance sheet.  Such items, along with net income, are components of comprehensive income.

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

New Accounting Pronouncements.  In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers, which stipulates that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  To achieve this core principle, an entity should apply the following steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract(s); (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract(s); and (5) recognize revenue when (or as) the entity satisfies a performance obligation.  The new guidance will be effective for the Company beginning January 1, 2018, with early adoption permitted for annual periods beginning after December 15, 2016.  The Company is currently evaluating the impact of the adoption of ASU 2014-09 on its Consolidated Financial Statements.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for many leases classified as operating leases under previous US GAAP.  ASU 2016-02 requires that a lessee should recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term on the balance sheet.  ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 (including interim periods within those fiscal years) and early adoption is permitted.  The Company is currently evaluating the impact of adoption of ASU 2016-02 on its Consolidated Financial Statements.

In March 2016, the FASB issued Accounting Standards Update 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718) (“ASU 2016-09”).  ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows.  ASU 2016-09 is effective for fiscal years beginning after December 15, 2016 (including interim periods within those fiscal years) and early adoption is permitted.  The Company does not expect the adoption of ASU 2016-09 to have a material effect on the its Consolidated Financial Statements.

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

The following table sets forth operating results and certain other financial data for the Company’s two business segments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenues	2016	2015	2016	2015
Lime and limestone operations	$38,096	$36,452	$103,626	$97,593
Natural gas interests	554	577	1,490	1,950
Total revenues	$38,650	$37,029	$105,116	$99,543
Depreciation, depletion and amortization
Lime and limestone operations	$3,827	$3,786	$11,279	$11,175
Natural gas interests	190	181	576	561
Total depreciation, depletion and amortization	$4,017	$3,967	$11,855	$11,736
Gross profit
Lime and limestone operations	$10,503	$10,320	$25,677	$22,826
Natural gas interests	66	47	(19)	418
Total gross profit	$10,569	$10,367	$25,658	$23,244
Capital expenditures
Lime and limestone operations	$4,320	$1,766	$12,216	$8,069
Natural gas interests	10	4	14	11
Total capital expenditures	$4,330	$1,770	$12,230	$8,080

5.    Income Per Share of Common Stock

The following table sets forth the computation of basic and diluted income per common share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income for basic and diluted income per common share	$6,081	$5,676	$13,834	$10,600
Weighted-average shares for basic income per common share	5,565	5,600	5,569	5,599
Effect of dilutive securities:
Employee and director stock options(1)	4	4	3	6
Adjusted weighted-average shares and assumed exercises for diluted income per common share	5,569	5,604	5,572	5,605
Basic net income per common share	$1.09	$1.01	$2.48	$1.89
Diluted net income per common share	$1.09	$1.01	$2.48	$1.89

(1)

Excludes 7.5 stock options for the 2016 periods, and 34.8 and 17.4 stock options for the three- and nine-month periods 2015, as anti-dilutive because the exercise price exceeded the average per share market price for the periods presented.

6.    Accumulated Other Comprehensive Loss

The following table presents the components of comprehensive income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$6,081	$5,676	$13,834	$10,600
Minimum pension liability adjustments	—	—	—	946
Reclassification to interest expense	—	—	—	678
Deferred income tax expense	—	—	—	(585)
Mark to market of interest rate hedges	—	—	—	(15)
Comprehensive income	$6,081	$5,676	$13,834	$11,624

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

7.    Inventories, Net

Inventories are valued principally at the lower of cost, determined using the average cost method, or market.  Costs for raw materials and finished goods include materials, labor, and production overhead.  Inventories, net consisted of the following (in thousands):

	September 30,	December 31,
	2016	2015
Lime and limestone inventories:
Raw materials	$5,265	$6,627
Finished goods	1,473	2,049
	$6,738	$8,676
Service parts inventories	5,975	6,052
	$12,713	$14,728

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

The Company had letters of credit totaling $0.7 million issued on the New Revolving Facility at September 30, 2016, but no draws.

9.    Income Taxes

The Company has estimated that its effective income tax rate for 2016 will be approximately 25.2%.  As in prior periods, the primary reason for the effective rate being below the federal statutory rate is due to statutory depletion, which is allowed for income tax purposes and is a permanent difference between net income for financial reporting purposes and taxable income.

10.    Dividends and Share Repurchases

On September 16, 2016, the Company paid $0.7 million in cash dividends, based on a dividend of $0.125 (12.5 cents) per share on its common stock, to shareholders of record at the close of business on August 16, 2016.  On June 17, 2016, the Company paid $0.7 million in cash dividends, based on a dividend of $0.125 (12.5 cents) per share on its common stock, to shareholders of record at the close of business on May 27, 2016.  On March 18, 2016, the Company paid $0.7 million in cash dividends, based on a dividend of $0.125 (12.5 cents) per share on its common stock, to shareholders of record at the close of business on February 26, 2016.

In December 2015, the Company commenced a publicly announced share repurchase program to purchase up to $10 million of its common stock.  Pursuant to that program, the Company repurchased 50,068 shares in the first quarter 2016 at a weighted-average price of $53.52 per share.  No shares were repurchased during either the second or third quarter 2016.  Since the commencement of the share repurchase program through September 30, 2016, the Company has repurchased 53,154 shares at a weighted-average price of $53.59 per share.

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

12.    Subsequent Events

On October 27, 2016, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.125 (12.5 cents) per share on the Company’s common stock.  This dividend is payable on December 16, 2016 to shareholders of record at the close of business on November 25, 2016.

ITEM 2:     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements.  Any statements contained in this Report that are not statements of historical fact are forward‑looking statements as defined in the Private Securities Litigation Reform Act of 1995. Forward‑looking statements in this Report, including without limitation statements relating to the Company’s plans, strategies, objectives, expectations, intentions, and adequacy of resources, are identified by such words as “will,” “could,” “should,” “would,” “believe,” “possible,” “potential,” “expect,” “intend,” “plan,” “schedule,” “estimate,” “anticipate,” and “project.” The Company undertakes no obligation to publicly update or revise any forward‑looking statements. The Company cautions that forward‑looking statements involve risks and uncertainties that could cause actual results to differ materially from expectations, including without limitation the following: (i) the Company’s plans, strategies, objectives, expectations, and intentions are subject to change at any time at the Company’s discretion; (ii) the Company’s plans and results of operations will be affected by its ability to maintain and increase its revenues and manage its growth; (iii) the Company’s ability to meet short‑term and long‑term liquidity demands, including meeting the Company’s operating and capital needs, including for possible modernization and expansion and development projects and acquisitions, repurchasing the Company’s common stock and paying dividends, conditions in the credit and equity markets, including the ability of the Company’s customers to meet their obligations; (iv) interruptions to operations and increased expenses at the Company’s facilities resulting from changes in mining methods or conditions, variability of chemical or physical properties of the Company’s limestone and its impact on process equipment and product quality, inclement weather conditions, natural disasters, accidents, IT systems failures or disruptions, including due to cybersecurity incidents, or regulatory requirements; (v) volatile coal, petroleum coke, diesel, natural gas, electricity, transportation and freight costs and the consistent availability of trucks and rail cars to deliver the Company’s products to its customers and solid fuels to its plants on a timely basis; (vi) unanticipated delays, technical feasibility issues or cost overruns in completing modernization and expansion and development projects; (vii) the Company’s ability to expand its Lime and Limestone Operations through acquisitions of businesses with related or similar operations, including obtaining financing for such acquisitions, and to successfully integrate acquired operations and sell any resulting increased production at acceptable prices; (viii) inadequate demand and/or prices for the Company’s lime and limestone products due to conditions in the U.S. economy, recessionary pressures in particular industries, including construction, steel, industrial and oil and gas services, reduced demand from utility plants, increased competition from competitors, effects of governmental fiscal and budgetary constraints, including the level of highway construction funding, and legislative impasses, and inability to continue to increase or maintain prices for the Company’s products; (ix) uncertainties of prices and regulations with respect to the Company’s Natural Gas Interests, including the absence of drilling activities on the Company’s O & G Properties, inability to explore for new reserves, unitization of existing wells, declines in production rates and plugging and abandoning of existing wells; (x) ongoing and possible new regulations, investigations, enforcement actions and costs, legal expenses, penalties, fines, assessments, litigation, judgments and settlements, taxes and disruptions and limitations of operations, including those related to climate change and health and safety and those that could impact the Company’s ability to continue or renew its operating permits or successfully secure new permits in connection with its modernization and expansion and development projects; and (xi) other risks and uncertainties set forth in this Report or indicated from time to time in the Company’s filings with the SEC, including the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

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

Revenues from the Company’s Lime and Limestone Operations increased 4.5% and 6.2% in the third quarter and first nine months 2016, respectively, as compared to the comparable 2015 periods, primarily because of increased sales volumes of approximately 5.8% and 6.4%, respectively, for the Company’s lime and limestone products.  The Company’s increased sales volume in the third quarter 2016, as compared to last year’s third quarter, resulted primarily from increased demand for the Company’s lime and limestone products, principally from its environmental and roof shingle customers, partially offset by reduced demand from its oil and gas services customers.  The increase in the Company’s sales volume in the first nine months 2016, compared to last year’s comparable period, resulted primarily from increased demand, principally from its construction, environmental and roof shingle customers, partially offset by reduced demand from its oil and gas services customers.   Average product prices realized for the Company’s lime and limestone products decreased approximately 1.3% and 0.2% in the third quarter and first nine months 2016, respectively, compared to the comparable prior year periods.  Although overall demand for the Company’s lime and limestone products increased in the third quarter 2016, pricing remains a challenge in the current competitive environment.

The Company’s gross profit from its Lime and Limestone Operations increased by 1.8% and 12.5% in the third quarter and the first nine months 2016, respectively, compared to the comparable 2015 periods.  The increased gross profit for the Company’s Lime and Limestone Operations in the 2016 periods resulted primarily from the increased revenues discussed above.

Revenues from the Company’s Natural Gas Interests decreased 4.0% and 23.6% in the third quarter and the first nine months 2016, respectively, compared to the comparable 2015 periods, resulting from decreased production volumes resulting from the normal declines in production rates on the Company’s 39 existing natural gas wells (approximately 13.4% and 12.0%, respectively) and from lower natural gas and natural gas liquids prices for the first nine months (approximately 11.6%).  Average prices per MCF for the third quarter 2016 increased approximately 9.4%, compared to the third quarter 2015, partially offsetting the decline in production volumes in the third quarter 2016.  The Company’s gross profit from its Natural Gas Interests was basically flat in the third quarter 2016, compared to the third quarter 2015.  Gross profit decreased to a loss of $19 thousand in the first nine months 2016, from a profit of $0.4 million in the comparable 2015 period, primarily due to the decreased revenues and an increase in the rate at which non-cash depletion expense was recorded in the 2016 period.

In December 2015, the Company commenced a publicly announced share repurchase program to purchase up to $10 million of its common stock.  Pursuant to that program, the Company repurchased 50,068 shares in the first quarter 2016 at a weighted-average price of $53.52 per share.  No shares were repurchased during either the second or third quarter 2016.  Since the commencement of the share repurchase program through the date of this Report, the Company has repurchased 53,154 shares at a weighted-average price of $53.59 per share.

The Company paid its regular quarterly cash dividend of $0.125 (12.5 cents) per share on its common stock in each of the first three quarters 2016 and 2015.  On October 27, 2016, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.125 (12.5 cents) per share on the Company’s common stock.  This dividend is payable on December 16, 2016 to shareholders of record at the close of business on November 25, 2016.

Liquidity and Capital Resources.

Net cash provided by operating activities was $25.9 million in the first nine months 2016, compared to $22.9 million in the comparable 2015 period, an increase of $3.0 million, or 13.0%.  Net cash provided by operating activities is composed of net income, depreciation, depletion and amortization (“DD&A”), deferred income taxes and other non-cash items included in net income, and changes in working capital.  In the first nine months 2016, cash provided by operating activities was principally composed of $13.8 million net income and $12.0 million DD&A, compared to $10.6 million net income and $11.9 million DD&A in the first nine months 2015.  The most significant changes in working capital items in the first nine months 2016 were an increase in trade receivables, net of $3.5 million, a decrease in inventories, net of $2.0 million and a decrease in prepaid expenses and other current assets of $0.7 million.  The most significant changes in working capital items in the first nine months 2015 were an increase in trade receivables, net of $1.8 million, a decrease in prepaid expenses and other current assets of $1.6 million, an increase in inventories, net of $0.7 million and an increase in other liabilities of $0.6 million.  The increase in trade receivables, net in the 2016 first nine months resulted primarily from increased revenues in the third quarter 2016, compared to the fourth quarter 2015, while the increase in trade receivables, net in the 2015 first nine months resulted primarily from increased revenues in the third quarter 2015, compared to the fourth quarter 2014.

The Company had $12.2 million in capital expenditures in the first nine months 2016, compared to $8.1 million in the comparable period last year.

Net cash used in financing activities was $4.8 million and $18.9 million in the 2016 and 2015 first nine months, respectively, consisting primarily of purchase of treasury shares of $2.8 million and $0.2 million in the first nine months 2016 and 2015, respectively, and repayment of $16.7 million of term loan debt in the first nine months 2015. Additionally, the Company paid $2.1 million in dividends during the first nine months of each of 2016 and 2015.  Cash and cash equivalents increased $9.0 million to $68.9 million at September 30, 2016, from $59.9 million at December 31, 2015.

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

The Company is not contractually committed to any planned capital expenditures for its Lime and Limestone Operations until actual orders are placed for equipment.  As of September 30, 2016, the Company had no material open orders or commitments that are not included in current liabilities on the September 30, 2016 Condensed Consolidated Balance Sheet.

The Company previously received the necessary air permit to replace the non-preheater kiln at its St. Clair plant with a new, more fuel-efficient vertical kiln.  After completing its assessments of the project, the Company has decided to construct the new kiln and related plant improvements at an estimated cost of approximately $50 million.  In October 2016, the Company entered into commitments for construction of the new kiln and related plant improvements totaling approximately $10 million.

As of September 30, 2016, the Company had no debt outstanding and no draws on the New Revolving Facility other than $0.7 million of letters of credit.  Pursuant to one contract the Company entered into on October 31, 2016 for the construction of the new kiln at its St. Clair plant, the Company will issue a $6.1 million letter of credit under the New Revolving Facility.  The Company believes that cash on hand and cash flows from operations will be sufficient to meet the Company’s operating needs, ongoing capital needs, including possible modernization and expansion and development projects, including the new kiln at St. Clair, and other liquidity needs and allow it to repurchase its common stock under its publicly announced share repurchase program as well as pay cash dividends for the near future.

Results of Operations.

Revenues in the third quarter 2016 were $38.7 million, compared to $37.0 million in the comparable 2015 quarter, an increase of $1.6 million, or 4.4%.  Revenues from the Company’s Lime and Limestone Operations in the third quarter 2016 increased $1.6 million, or 4.5%, to $38.1 million from $36.5 million in the comparable prior year quarter, while revenues from its Natural Gas Interests decreased $23 thousand, or 4.0%, to $554 thousand from $577 thousand in the comparable prior year quarter.  In the first nine months 2016, revenues were $105.1 million, compared to $99.5 million in the comparable 2015 period, an increase of $5.6 million, or 5.6%.   Revenues from the Company’s Lime and Limestone Operations in the first nine months 2016 increased $6.0 million, or 6.2%, to $103.6 million from $97.6 million in the comparable 2015 period, while revenues from its Natural Gas Interests decreased $0.5 million, or 23.6%, to $1.5 million from $2.0 million in the comparable prior year period.

As discussed above, the increases in Lime and Limestone Operations revenues in the third quarter and first nine months 2016 as compared to last year’s comparable periods resulted primarily from increased sales volumes of the Company’s lime and limestone products, partially offset by decreases in prices realized for the Company’s lime and limestone products.

Production volumes from the Company’s Natural Gas Interests in the third quarter 2016 totaled 156 thousand MCF, sold at an average price of $3.56 per MCF, compared to 177 thousand MCF, sold at an average price of $3.25 per

MCF, in the comparable 2015 quarter.  Production volumes in the first nine months 2016 from Natural Gas Interests totaled 473 thousand MCF, sold at an average price of $3.15 per MCF, compared to the first nine months 2015 when 548 thousand MCF was produced and sold at an average price of $3.56 per MCF.  The Company’s average prices per MCF for the first nine months 2016 were lower than average prices for the prior year’s comparable period primarily due to decreases in natural gas and natural gas liquids prices.  Prices for natural gas and natural gas liquids were slightly higher in the third quarter 2016, compared to the third quarter 2015.

The Company’s gross profit was $10.6 million in the third quarter 2016, compared to $10.4 million in the comparable 2015 quarter, an increase of $0.2 million, or 1.9%. Gross profit in the first nine months 2016 was $25.7 million, an increase of $2.4 million, or 10.4%, from $23.2 million in the first nine months 2015.

Included in gross profit in the third quarter and first nine months 2016 were $10.5 million and $25.7 million, respectively, from the Company’s Lime and Limestone Operations, compared to $10.3 million and $22.8 million, respectively, in the comparable 2015 periods.  The Company’s gross profit margin as a percent of revenues from its Lime and Limestone Operations decreased to 27.6% in the third quarter 2016, from 28.3% in the third quarter 2015.  For the first nine months 2016, gross profit margin increased to 24.8% from 23.4% for the first nine months 2015.  The decreased gross profit margin in the third quarter 2016 resulted primarily from the lower average prices received for the Company’s lime and limestone products, partially offset by the increase in revenues due to increased sales volumes, both of which are discussed above.  The increased gross profit for the Company’s Lime and Limestone Operations in the 2016 periods and the increased gross profit margin for the first nine months 2016 resulted primarily from the increases in revenues discussed above.

Gross profit from the Company’s Natural Gas Interests increased basically flat at $66 thousand in the third quarter 2016, compared to $47 thousand in the third quarter 2015, and decreased to a loss of $19 thousand the first nine months 2016 from a profit of $0.4 million in the comparable 2015 period.  The decreased gross profit for the Company’s Natural Gas Interests in the first nine months resulted primarily from the decrease in revenues discussed above and an increase in the rate at which non-cash depletion expense was recorded in the 2016 period.

Selling, general and administrative expenses (“SG&A”) were $2.5 million and $7.2 million in the third quarter and first nine months 2016, respectively, compared to $2.5 million and $7.3 million in the third quarter and first nine months 2015, respectively.  As a percentage of revenues, SG&A decreased to 6.4% and 6.9 % in the third quarter and first nine months 2016, respectively, compared to 6.7% and 7.3% in the third quarter and first nine months 2015, respectively.  The 2016 decreases in SG&A as a percentage of revenues were due principally to the increases in revenues in the 2016 periods, compared to the comparable 2015 periods.

Interest expense was $0.1 million in each of the 2016 and 2015 third quarters.  Interest expense decreased $0.8 million, or 80.9%, in the first nine months 2016 to $0.2 million from $1.0 million in the first nine months 2015.  Interest expense in the first nine months 2016 decreased primarily as a result of the Company’s repayment of its term loans in May 2015 and the Company’s repurchase of the related interest rate hedges in the second quarter 2015.  Interest expense for the first nine months 2015 also included a quarterly settlement payment on the hedges of $0.2 million during the first quarter 2015.

Other (income) expense, net was $0.1 million and $0.2 million income in the three- and nine-month periods ended September 30, 2016, respectively, compared to $0.1 million income and $0.7 million expense in the three- and nine-month periods ended September 30, 2015, respectively.  The expense in the nine months ended 2015 was primarily due to the expense resulting from the termination of the Corson Plan during the second quarter 2015.  The termination of the Corson Plan required a cash payment of $0.2 million and resulted in an expense of $0.9 million ($0.6 million, net of tax benefit), included in other (income) expense, net for the three- and nine-month periods ended September 30, 2015 that was previously included in Accumulated other comprehensive loss.  See Notes 6 and 11 of Notes to Condensed Consolidated Financial Statements.  As a result of the termination of the Corson Plan, the Company will not have to make any further contributions to the Plan.

Income tax expense decreased to $2.1 million in the third quarter 2016 from $2.2 million in the third quarter 2015, a decrease of $0.2 million, or 7.3%.  The decrease in income taxes in the third quarter 2016 was due to additional state taxes recognized in the third quarter 2015 resulting from the full realization of the Company’s net operating losses in one state, partially offset by the increase in the Company’s income before income taxes in the third quarter 2016, compared to the third quarter 2015.   In the first nine months 2016, income tax expense increased to $4.7 million from $3.8 million in the comparable 2015 period, an increase of $0.9 million, or 24.1%.  The increase in income tax expense in the first nine months 2016 was principally due to the increase in the Company’s income before income taxes.

The Company’s net income was $6.1 million ($1.09 per share diluted) in the third quarter 2016, compared to net income of $5.7 million ($1.01 per share diluted) in the third quarter 2015, an increase of $0.4 million, or 7.1%.  Net income in the first nine months 2016 was $13.8 million ($2.48 per share diluted), an increase of $3.2 million, or 30.5%, compared to the first nine months 2015 net income of $10.6 million ($1.89 per share diluted).

ITEM 3:     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk.

The Company would be exposed to changes in interest rates, primarily as a result of floating interest rates on the New Revolving Facility.  There was no outstanding balance on the New Revolving Facility subject to interest rate risk at September 30, 2016.  Any future borrowings under the New Revolving Facility would be subject to interest rate risk.  See Note 8 of Notes to Condensed Consolidated Financial Statements.

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

PART II.OTHER INFORMATION

ITEM 2:     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In December 2015, the Company commenced a publicly announced share repurchase program to repurchase up to $10 million of its common stock.  The following table sets forth, for the periods indicated, the Company’s share repurchase activity under the program:

			Total Number of
			Shares Purchased	Maximum
			as Part of Publicly	Remaining
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Announced Program	Amount Available Under the Program
July 1 – 31, 2016	—	$—	—	$7,151,226
August 1 – 31, 2016	—	—	—	7,151,226
September 1 – 30, 2016	—	—	—	7,151,226
Total	—	$—	—	$7,151,226

In addition, the Company’s Amended and Restated 2001 Long-Term Incentive Plan allows employees and directors to pay the exercise price for stock options and the tax withholding liability upon the lapse of restrictions on restricted stock by payment in cash and/or delivery of shares of the Company’s common stock.  In the third quarter 2016, pursuant to these provisions, the Company repurchased 1,435 shares at a price of $58.99 per share, the fair market value of one share of the Company’s common stock on the date that they were tendered to the Company for payment of tax withholding liability upon the lapse of restrictions on restricted stock.

ITEM 4:    MINE SAFETY DISCLOSURES

Under Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of SEC Regulation S-K, each operator of a coal or other mine is required to include disclosures regarding certain mine safety results in its periodic reports filed with the SEC.  The operation of the Company’s quarries, underground mine and plants is subject to regulation by the federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977.  The required information regarding certain mining safety and health matters, broken down by mining complex, for the quarter ended September 30, 2016 is presented in Exhibit 95.1 to this Report.

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

UNITED STATES LIME & MINERALS, INC.

October 31, 2016	By:	/s/ Timothy W. Byrne
Timothy W. Byrne
President and Chief Executive Officer
(Principal Executive Officer)

October 31, 2016	By:	/s/ M. Michael Owens
M. Michael Owens
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

UNITED STATES LIME & MINERALS, INC.

Quarterly Report on Form 10-Q

Quarter Ended

September 30, 2016

Index to Exhibits

EXHIBIT
NUMBER	DESCRIPTION

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.

32.1	Section 1350 Certification by the Chief Executive Officer.

32.2	Section 1350 Certification by the Chief Financial Officer.

95.1	Mine Safety Disclosures.

101	Interactive Data Files.