Form 10-K
period 2016-12-31
UNITED STATES LIME & MINERALS INC
filed 2017-03-03
CIK 82020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐   No ☒

The aggregate market value of Common Stock held by non‑affiliates computed as of the last business day of the Registrant’s quarter ended June 30, 2016: $117,751,709.

Number of shares of Common Stock outstanding as of March 2, 2017: 5,576,539.

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

Product Sales.  In 2016, the Company sold almost all of its lime and limestone products in the states of Arkansas, Colorado, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Mississippi, Missouri, New Mexico, Oklahoma, Tennessee, and Texas. Sales were made primarily by the Company’s nine sales employees who call on current and potential customers and solicit orders, which are generally made on a purchase‑order basis. The Company also receives orders in response to bids that it prepares and submits to current and potential customers.

Principal customers for the Company’s lime and limestone products are construction customers (including highway, road and building contractors), environmental customers (including municipal sanitation and water treatment facilities and flue gas treatment processes), industrial customers (including paper manufacturers and glass manufacturers), metals producers (including steel producers), roof shingle manufacturers, oil and gas services companies, and poultry and cattle feed producers. During 2016, the strongest demand for the Company’s lime and limestone products was from construction customers, environmental customers, industrial customers, metals producers, roof shingle manufacturers and oil and gas services companies.

Approximately 700 customers accounted for the Company’s sales of lime and limestone products during 2016. No single customer accounted for more than 10% of such sales. The Company is generally not subject to significant customer demand and credit risks as its customers are considerably diversified as to geographic location and industry concentration. However, given the nature of the lime and limestone industry, the Company’s profits are very sensitive to changes in sales volume and prices.

Lime and limestone products are transported by truck and rail to customers generally within a radius of 400 miles of each of the Company’s plants. All of the Company’s 2016 sales were made within the United States.

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

Texas Lime operates a quarry, located on approximately 3,450 acres of land that contains known high‑quality limestone reserves in a bed averaging 28 feet in thickness, with an overburden that ranges from 0 to 50 feet. Texas Lime also has mineral interests in approximately 330 acres of land adjacent to the northwest boundary of its property. The Texas Lime reserves, as of December 31, 2016, were approximately 33 million tons of proven recoverable reserves plus approximately 53 million tons of probable recoverable reserves. Assuming the current level of production and recovery rate is maintained, the Company estimates that these reserves are sufficient to sustain operations for more than 70 years.

Arkansas Lime operates two quarries and has hydrated lime and limestone production facilities on a second site linked to the quarries by its own standard‑gauge railroad. The quarries cover approximately 1,050 acres of land located in Independence County, Arkansas containing a known deposit of high‑quality limestone reserves (the “Batesville Quarry”). The average thickness of the high‑quality limestone bed is approximately 60 feet, with an average overburden thickness of approximately 30 feet. The reserves for the Batesville Quarry, as of December 31, 2016, were approximately 13 million tons of proven recoverable reserves. In 2005, the Company acquired approximately 2,500 acres of land in nearby Izard County, Arkansas (the “North Quarry”). The high‑quality reserves on these 2,500 acres, as of December 31, 2016, were approximately 76 million tons of probable recoverable reserves. The Company continues to assess the costs required to improve the transportation infrastructure between the North Quarry and Arkansas Lime’s production facilities and other development costs to prepare the North Quarry for mining. Assuming the current level of production and recovery rate is maintained, the Company estimates that its total reserves in Arkansas are sufficient to sustain operations for more than 60 years.

St. Clair operates an underground mine located on approximately 700 acres it owns or leases containing high‑quality limestone reserves. The reserves, as of December 31, 2016, were approximately 12 million tons of probable recoverable reserves on the 700 acres. Assuming the current level of production and recovery rate is maintained, the Company estimates that the probable recoverable reserves are sufficient to sustain operations for more than 20 years. In addition, St. Clair also has the right to mine the high‑quality limestone contained in approximately 1,500 adjacent acres pursuant to long‑term mineral leases. The Company has not conducted a drilling program to identify and categorize reserves on the 1,500 leased acres.

During 2016, the Company produced approximately 3 million tons of limestone from its quarries and mine.

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

The St. Clair plant has an annual capacity of approximately 180 thousand tons of quicklime from two rotary kilns, one of which is not a preheater kiln. The plant also has PLS equipment, which has the capacity to produce approximately 150 thousand tons of PLS annually. In the fourth quarter 2013, the Company received the necessary air permit from the Oklahoma Department of Environmental Quality to replace the non‑preheater kiln with the construction of a new, more fuel‑efficient vertical kiln. After completing its assessments of the project, the Company has decided to construct the new kiln and related plant improvements at an estimated cost of approximately $50 million. In October 2016, the Company entered into commitments for construction of the new kiln and related plant improvements totaling approximately $10 million and made an initial payment of approximately $2.0 million on the largest commitment in the fourth quarter 2016.  Additionally, the Company began construction to upgrade its crushing system in anticipation of the new kiln and spent approximately $0.7 million on this upgrade in the fourth quarter 2016.  The Company expects that the new kiln project should be completed within two years.

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

During 2016, the Company’s utilization rate was approximately 62% of its aggregate approximate annual production capacity for the plants in its Lime and Limestone Operations.

U.S. Lime Company (“US Lime”) uses quicklime to produce lime slurry and has three facilities, including a new distribution terminal, which is connected to a railroad, established in 2015 southwest of Houston, Texas, to serve the Greater Houston area construction market and three facilities to serve the Dallas‑Ft. Worth Metroplex. The Company established U.S. Lime Company—Transportation (“Transportation”) primarily to deliver the Company’s products to its customers and facilities in the Dallas‑Ft. Worth Metroplex. In December 2014, US Lime acquired the land and buildings, and Transportation acquired the trucks, trailers and other equipment, owned by a Houston, Texas trucking company operation that had exclusively delivered the Company’s products to its customers and slurry facilities. The land purchased included the site leased for US Lime’s Houston slurry facility. Transportation utilizes the acquired assets to deliver its products to the Company’s customers and facilities and does not haul for third parties.

U.S. Lime Company—Shreveport operates a distribution terminal in Shreveport, Louisiana, which is connected to a railroad, to provide lime storage, hydrating, slurrying and distribution capacity to service markets in Louisiana and East Texas.

The Company believes that its plants and facilities are adequately maintained and insured.

Employees.  At December 31, 2016, the Company employed 321 persons and is a party to two collective bargaining agreements. The collective bargaining agreement for the Texas facilities expires November 2017.  The collective bargaining agreement for the Arkansas facilities was scheduled to expire January 2017, but neither the Company nor the Union provided timely notice to reopen the agreement.  Thus, the Arkansas agreement remains in effect through January 2018.  The Company and the Union have, however, agreed to a letter of understanding that makes certain changes to the Arkansas agreement, which changes were approved by the members of the Union on March 1, 2017.  In addition, on February 17, 2017, a group of Union employees at the Arkansas facilities filed a petition with the National Labor Relations Board to decertify the Union.  The Company is not certain as to the outcome of this decertification request.  Overall, the Company believes that its employee relations are good.

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

However, in recent years, the lime industry has experienced reduced demand from certain industries, including the steel industry and oil and gas services.  In addition, utility plants are, in some instances, choosing to use more natural gas and renewable sources for power generation instead of coal, which reduces their demand for lime and limestone for flue gas treatment processes.  These reductions in demand have resulted in increased competitive pressures, including pricing competition, in the industry.

Consolidation in the lime industry has left the three largest companies accounting for more than two‑thirds of North American production capacity. In addition to the consolidations, and often in conjunction with them, many lime producers have undergone modernization and expansion and development projects to upgrade their processing equipment in an effort to improve operating efficiency.  The Company’s Texas and Arkansas modernization and expansion projects, its acquisitions of the St. Clair operations in Oklahoma, along with the recently begun construction of a new more fuel-efficient vertical kiln at this facility, and its lime slurry operations in Texas should allow the Company to continue to remain competitive, protect its markets and position itself for the future. In addition, the Company will continue to evaluate internal and external opportunities for expansion, growth and increased profitability, as conditions warrant or opportunities arise. The Company may have to revise its strategy or otherwise find ways to enhance the value of the Company, including entering into strategic partnerships, mergers or other transactions.

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

The rate of change of Environmental Laws continues to be rapid, and compliance can require significant expenditures.  For example, federal legislation required the Company’s plants with operating kilns to apply for Title V operating permits that have significant ongoing compliance monitoring costs.  In addition to the Title V permits, other environmental operating permits are required for the Company’s operations, and such permits are subject to modification during the permit renewal process, and to revocation.  Raw materials and fuels used to manufacture lime products contain chemicals and compounds, such as trace metals, that may be classified as hazardous substances.  In October 2015, the EPA issued a final rule lowering the National Ambient Air Quality Standards (“NAAQS”) for ground-level ozone from 75 parts per billion to 70 parts per billion.  The final rule requires states to revise their State Implementation Plans (“SIP”) to achieve the new standard.  The United States Court of Appeals for the D.C. Circuit is expected to hear oral argument on a judicial challenge to the final rule in 2017.  At this point, it is unclear what specific SIP revisions will be proposed.  It is possible, however, that the EPA could adopt new SIP revisions that would result in increased compliance costs and liabilities and make permitting of major modifications more difficult.  In 2010, the EPA adopted new NAAQS for sulfur dioxide and nitrogen dioxide.  If the Company makes major modifications of any of its lime plants, the New Source Review (discussed below) permitting process may entail modeling and, potentially, installation of additional emission controls to demonstrate compliance with those new NAAQS.

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

The lime industry is currently undergoing a revision to an EPA rulemaking process pursuant to a federal regulation that regulates air emissions by establishing national standards that meet the maximum achievable control technology (“MACT”) available within the industry.  Also known as the “Lime MACT,” this rule is the second revision to the initial Lime MACT promulgated on January 5, 2004. It is expected that the rulemaking process may take 2-4 years before any new EPA standards would take effect.  Changes in the Lime MACT could have a material adverse effect on the Company’s financial condition, results of operations, cash flows and competitive position.

In addition to the foregoing, there is currently a substantial amount of regulatory uncertainty with respect to various proposals by the new Administration and Congress to reduce regulation in certain respects or as to certain industries that may impact the Company’s operations.  Although it appears that at least some of these proposals could have a positive impact on the Company’s operations, it is currently not possible to know with certainty that they will be adapted or that the overall results will be positive.

The Company incurred capital expenditures related to environmental matters of approximately $0.5 million, $0.5 million and $1.0 million in 2016, 2015 and 2014, respectively. The Company’s recurring costs associated with managing environmental permitting and waste recycling and disposal (e.g., used oil and lubricants) and maintaining pollution control equipment amounted to approximately $0.9 million, $1.0 million and $0.9 million in 2016, 2015 and 2014, respectively.

The Company recognizes legal reclamation and remediation obligations associated with the retirement of long‑lived assets at their fair value at the time the obligations are incurred (“Asset Retirement Obligations” or “AROs”). Over time, the liability for AROs is recorded at its present value each period through accretion expense, and the capitalized cost is amortized over the useful life of the related asset. Upon settlement of the liability, the Company either settles the ARO for its recorded amount or recognizes a gain or loss. AROs are estimated based on studies and the Company’s process knowledge and estimates, and are discounted using an appropriate interest rate. The AROs are adjusted when further information warrants an adjustment. The Company believes its accrual of $1.8 million for AROs at December 31, 2016 is reasonable.

Map of United States Lime & Minerals, Inc. Operations/Interests.

Natural Gas Interests.

Interests.  The Company, through its wholly owned subsidiary, U.S. Lime Company—O & G, LLC (“U.S. Lime O & G”), has royalty interests ranging from 15.4% to 20% and a 20% non‑operating working interest with respect to oil and gas rights on the Company’s approximately 3,800 acres of land located in Johnson County, Texas, in the Barnett Shale Formation. These interests are derived from the Company’s May 2004 oil and gas lease agreement (the “O & G Lease”) with EOG Resources, Inc. (“EOG”) with respect to oil and gas rights on its Texas Lime property that will continue on currently producing wells so long as EOG, or its successors or assigns, is producing natural gas from such wells as set forth in the O & G Lease.

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

Regulation.  Many aspects of the production, pricing and marketing of natural gas are regulated by federal and state agencies. Legislation and rulemaking affecting the natural gas industry are under constant review for amendment or expansion, which in the past has increased the regulatory burden on affected members of the industry.  With the new Administration and Congress, there currently is even greater regulatory uncertainty than usual, including with respect to the regulation of hydraulic fracturing.

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

Hydraulic fracturing is a technique used to produce oil and natural gas from shale, including the Barnett Shale Formation.  The drilling on the Company’s O & G Properties has involved hydraulic fracturing.  On April 18, 2012, the EPA issued new final regulations under the New Source Performance Standards and National Emission Standards for Hazardous Air Pollutants.    Since January 2015, these regulations have required owners and operators of newly hydraulically fractured wells to use so-called “green completion” technology to reduce methane and volatile organic compound emissions during completion activities.  On May 12 2016, the EPA issued a final rule establishing standards for the reduction of methane, volatile organic compounds, and other emissions from new and existing sources in the oil and gas sector.  These and other similar regulations could increase the costs of oil and gas exploration and production activities.

Hydraulic fracturing has historically been regulated by state oil and natural gas commissions.  However, the EPA has asserted federal regulatory authority over certain hydraulic fracturing activities involving diesel under the Safe Drinking Water Act (“SDWA”).  In February 2014, the EPA issued permitting guidance for oil and gas hydraulic fracturing activities using diesel fuels, which included a broad definition of diesel covering a variety of oils that are not diesel but that have similar carbon-chain molecules.  In June 2016, the EPA issued a final rule establishing a zero discharge limitation for the discharge of wastewater from hydraulic fracturing to publicly owned treatment works.  In addition, certain other governmental reviews have been conducted or are underway that focus on environmental aspects of hydraulic fracturing practices, including a four-year study by the EPA that concluded in 2016.  Other agencies, including the Department of Energy, the Council on Environmental Quality, the Energy Information Administration, and the Department of the Interior, have also conducted hydraulic fracturing studies. These completed and ongoing reviews, depending on their scope and results, could spur initiatives to further regulate hydraulic fracturing under the SDWA or other regulatory programs.

Additionally, the Congress, the EPA and various states have proposed or adopted legislation or regulations regulating or requiring disclosure regarding hydraulic fracturing in connection with drilling operations.  For example, pursuant to legislation adopted by the State of Texas in June 2011, the Texas Railroad Commission enacted a rule in December 2011 requiring disclosure of certain information regarding additives, chemical ingredients, concentrations and water volumes used in hydraulic fracturing.     New laws or regulations affecting hydraulic fracturing could adversely affect the cost of drilling and production from the O & G Properties.

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

Drilling Activity.  No new wells have been completed since 2011, and there are no present plans to drill additional wells, on the O & G Properties. The Company cannot predict the number of additional wells that ultimately will be drilled, if any, or their results.

Production Activity.  The number of gross and net producing wells and production activity for the years ended December 31, 2016, 2015 and 2014 are as follows:

	2016		2015		2014
	Gross	Net(2)	Gross	Net(2)	Gross	Net(2)
Producing wells(1)
O & G Lease	33	6.6	33	6.6	33	6.6
Drillsite Agreement	6	0.8	6	0.8	6	0.8
Total	39	7.4	39	7.4	39	7.4
Natural gas production volume (BCF)	0.6		0.7		0.8
Average sales price per MCF(3)	$3.35		$3.41		$6.28
Total cost of revenues per MCF(4)	$3.25		$2.97		$2.91

(1)	Although a total of 34 wells have been drilled under the O & G Lease, one well ceased production in 2011 and has been plugged and abandoned.

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

Internal Controls Over Reserves Estimates.  The Company’s policies regarding internal controls over the recording of reserve estimates require reserves to be in compliance with the SEC definitions and guidance and prepared in accordance with generally accepted petroleum engineering principles. In each of the years 2016, 2015 and 2014, the Company retained DeGolyer and MacNaughton, independent third‑party petroleum engineers, to perform appraisals of 100% of its proved reserves in compliance with these standards.

Reserves.  The following table reflects the proved developed, proved undeveloped and total proved reserves (all of which are located in Johnson County, Texas), future estimated net revenues and standardized measure at December 31, 2016, 2015 and 2014. The reserves and future estimated net revenues are based on the reports prepared by DeGolyer and MacNaughton. Proved developed reserves included 39 producing wells at each of December 31, 2016, 2015 and 2014, respectively. The Company’s proved reserves have not been filed with, or included in, any reports to any federal agency, other than those filed with the SEC.

	2016(2)			2015(2)			2014(2)
	Developed	Undeveloped	Total	Developed	Undeveloped	Total	Developed	Undeveloped	Total
Proved natural gas reserves (BCF)	3.9	—	3.9	5.3	—	5.3	6.7	—	6.7
Proved natural gas liquids and condensate reserves (MMBBLS)	0.5	—	0.5	0.7	—	0.7	1.0	—	1.0
Future estimated net revenues (in thousands)	$9,506	$—	$9,506	$13,897	$—	$13,897	$36,831	$—	$36,831
Standardized measure(1) (in thousands)	$4,197	$—	$4,197	$5,286	$—	$5,286	$13,288	$—	$13,288

(1)

This present value data should not be construed as representative of fair market value, since such data is based upon projected cash flows, which do not provide for escalation or reduction of natural gas or natural gas liquids prices or for escalation or reduction of expenses and capital costs.

(2)

The reserve estimates as of December 31, 2016, 2015 and 2014 utilized 12‑month average pricing, as required by accounting principles generally accepted in the United States of America, of $2.65, $2.80 and $4.61 per MCF of natural gas and $16.61, $14.92 and $30.20 per BBL of natural gas liquids, respectively.

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

ITEM 1A.  RISK FACTORS.

General.

Both of our business segments are affected by general economic and regulatory conditions in the U.S. and specific economic and regulatory conditions in particular industries.

General economic conditions in the United States in recent years have reduced demand for our lime and limestone products.  Specifically, demand from our oil and gas services, steel and utility customers has decreased in recent years. The decreases in oil and natural gas prices have resulted in a substantial decline in drilling activity, which has reduced demand from our oil and gas services customers for our lime products.  Our steel customers have reduced their purchase volumes due to the ongoing difficult economic conditions in that industry, including a reduced demand for drill pipe and casing from the oil and gas industry. The overall reduction in demand for lime and limestone products has also resulted in increased competitive pressures, including pricing pressures, from other lime producers.

Reduced prices for natural gas and natural gas liquids have also resulted in drastically reduced revenues from our Natural Gas Interests.  However, we have benefited from lower energy costs in our Lime and Limestone Operations segment.

We are also in a period of regulatory uncertainty. While various proposals by the new Administration and Congress to reduce regulations in certain respects or as to certain industries, to increase infrastructure spending, to permit increased oil and gas drilling, to increase the use of coal, to stimulate steel and other manufacturing, to protect U.S. markets, and to pursue corporate tax reforms may increase U.S. economic activity and the demand for our lime and limestone products, there can be no assurance that such results will be achieved or that they will benefit us or our customers. In addition, depending on the outcome and effects of such proposals, a variety of factors, including uncertainty with respect to governmental budgetary constraints, possible trade wars and increased inflationary pressures, could have a material adverse effect on our financial condition, results of operations, cash flows and competitive position that, on balance, may offset some or all of the benefits to us and our customers from the otherwise favorable regulatory changes.

For us to maintain or increase our profitability, we must maintain or increase our revenues and improve cash flows, manage our capital expenditures and control our operational and selling, general and administrative expenses. If we are unable to maintain our revenues and control our costs in these uncertain economic and regulatory times, our financial condition, results of operations, cash flows and competitive position could be materially adversely affected.

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

These risks arise from various factors, including, but not limited to, fluctuating demand and prices for our lime and limestone products, including as a result of downturns in the economy and in the construction, industrial, steel and oil and gas services industries, and reduced demand from coal-fired utility plants, increased competitive pressures from other lime producers, changes in legislation and regulations, including Environmental Laws, health and safety regulations and requirements to renew or obtain operating permits, our ability to produce and store quantities of lime and limestone products sufficient in amount and quality to meet customer demands and specifications, the success of our modernization, expansion and development strategies, including our ability to sell our increased lime capacity at acceptable prices, our ability to execute our strategies and complete projects on time and within budget, our ability to integrate, refurbish and/or improve acquired facilities, our access to capital, volatile costs, especially fuel, electricity, transportation and freight costs, inclement weather and the effects of seasonal trends.

We receive most of our coal and petroleum coke by rail, so the availability of sufficient solid fuels to run our plants could be diminished significantly in the event of major rail disruptions. Domestic coal and petroleum coke may also be exported, which can increase competition and prices for the domestic supply. In addition, our freight costs to deliver our lime and limestone products are high relative to the value of our products, and although our freight costs declined slightly during 2015, they have mostly increased in recent years. Our costs for delivery of solid fuels, as well as our products, also increase as demand for rail and trucking by other industries increases, and recent Department of Transportation rules reduce the availability of rail cars and trucks to deliver solid fuels to our plants and deliver our products to our customers. If we are unable to continue to pass along our variable coal, petroleum coke, diesel, natural gas, electricity, transportation and freight costs to our customers through higher prices or surcharges, our financial condition, results of operations, cash flows and competitive position could be materially adversely affected.

We quote on a delivered price basis to certain customers, which requires us to estimate future delivery costs. Our actual delivery costs may exceed these estimates, which would reduce our profitability.

Delivery costs are impacted by the price of diesel. When diesel prices increase, we incur additional fuel surcharges from freight companies that cannot be passed on to our customers that have been quoted a delivered price. Material increases in the price of diesel could have a material adverse effect on the Company’s profitability.

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

We incur environmental compliance costs and liabilities, including capital, maintenance and operating costs, with respect to pollution control equipment, the cost of ongoing monitoring programs, the cost of reclamation and remediation efforts and other similar costs and liabilities relating to our compliance with Environmental Laws.  Even with the current period of regulatory uncertainty that could result in deregulation in certain areas, we expect these costs and liabilities to continue or increase, including possible new costs, taxes and limitations on operations such as those related to possible climate change initiatives, including regulation of greenhouse gas emissions.  Similar environmental costs and liabilities may also be faced by our customers.

The rate of change of Environmental Laws has been rapid over the last decade, and we may face possible new uncertainties, costs and liabilities, taxes and limitations on operations, including those related to climate change initiatives.  Even with the current period of regulatory uncertainty that could result in deregulation in certain areas, we expect our expenditure requirements for future environmental compliance, including complying with the new nitrogen dioxide, sulfur dioxide and particulate matter emission limitations under the NAAQS and regulation of greenhouse gas emissions, to continue or increase.  Discovery of currently unknown conditions and unforeseen costs and liabilities could require additional expenditures.

The regulation of greenhouse gas emissions remains an issue for the Company and some of its customers. There is no assurance that changes in the law or regulations will not be adopted, such as the imposition of a carbon tax, a cap-and-trade program requiring companies to purchase carbon credits, or other measures that would require reductions in emissions or changes to raw materials, fuel use or production rates, that could have a material adverse effect on the Company’s financial condition, results of operations, cash flows and competitive position.  More stringent regulation of greenhouse gas emissions could also adversely affect the competitiveness of some of the Company’s customers, including coal-fired power plants, and indirectly the demand for our lime and limestone products.  For example, our utility customers may switch from coal to natural gas or renewable sources for power generation for environmental regulatory as well as cost reasons, thus reducing demand for our lime and limestone products for flue gas treatment processes.

We intend to comply with all Environmental Laws and believe our accrual for environmental costs and liabilities at December 31, 2016 is reasonable. Because many of the requirements are subjective and therefore not quantifiable or presently determinable, or may be affected by additional legislation and rulemaking, including those related to climate change and greenhouse gas emissions, there is no assurance or certainty that we will be able to continue or renew our operating permits, or to successfully secure new permits in connection with our modernization and expansion and development projects, and it is not possible to accurately predict the aggregate future costs and liabilities relating to environmental compliance and their effect on our financial condition, results of operations, cash flows and competitive position.

To maintain our competitive position, we may need to continue to increase the efficiency of our operations and expand production capacity, obtain financing for any such projects and acquisitions at reasonable interest rates and acceptable terms and sell any resulting increased production at acceptable prices.

We have currently undertaken our new kiln project at St. Clair. We may in the future undertake additional modernization, expansion and development projects and acquisitions. Such projects and acquisitions may require that we incur additional debt, which may not be available to us at all or at reasonable interest rates or on acceptable terms. Given current and projected demand for lime and limestone products, we cannot guarantee that any such project or acquisition would be successful, that we would be able to sell any resulting increased production at acceptable prices or that any such sales would be profitable.

Although prices for our lime and limestone products have been relatively firm in recent years, pricing competition has increased in recent years. We are unable to predict future demand and prices, given the current economic and regulatory uncertainties in the U.S. and in particular industries, and cannot provide any assurance that current levels of demand and prices will continue or that any future increases in demand or prices can be maintained.

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

Revenues from our Natural Gas Interests depend in large part on the quantity of natural gas and natural gas liquids produced from the O & G Properties. Our 39 producing wells will naturally experience declines in production rates due to depletion of their natural gas reserves, and the operators may determine to temporarily shut in or to plug and abandon a producing well if they believe that it is no longer economical to continue production from the well. We have no ability to explore for new reserves, and at current market prices for natural gas and natural gas liquids, there are no present plans to drill additional wells on the O & G Properties, thus limiting our Natural Gas Interests revenues to production from our existing wells.

Historically, the markets for natural gas and natural gas liquids have been volatile and may continue to be volatile in the future.

Various factors that are beyond our control will affect the demand for, and prices of, natural gas and natural gas liquids. The natural gas industry is cyclical in nature and tends to reflect general economic and gas supply and demand conditions. Recent technological advances, such as hydraulic fracturing, have enabled the industry to access additional reserves and have greatly increased the current supply of natural gas and natural gas liquids in the United States and elsewhere, resulting in lower natural gas and natural gas liquids prices. Lower natural gas and natural gas liquids prices may reduce the amount of natural gas and natural gas liquids that is economical for our operators to produce on the O & G Properties, or cause them to shut in wells for extended periods of time or to plug and abandon wells. Reduced prices and production could further reduce our revenues and cash flows from our Natural Gas Interests, while at the same time also increasing the rate at which we record non-cash depletion expense on our wells, and thus could have an adverse effect on our gross profit from our Natural Gas Interests.

We do not control production operations on the O & G Properties, which could impact our Natural Gas Interests.

As the owner of royalty and non‑operating working interests, our ability to influence production from the O & G Properties is severely limited. All decisions related to production on the O & G Properties will be made by the operators and may be influenced by factors beyond our control, including but not limited to natural gas and natural gas liquids prices, pipeline capacities, interest rates, budgetary considerations and general industry and economic conditions.

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

The Natural Gas Interests gross profit that comes from our non-operating working interests, and to a lesser extent our royalty interests, is directly affected by increases in production and other costs, including depletion expense, as well as unitizations of existing wells. Some of these costs are outside our control, including production costs, costs of regulatory compliance and severance and other similar taxes. Other expenditures are dictated by business necessity, such as working over existing wells to increase recovery rates.

Governmental policies, laws and regulations could have an adverse impact on the O & G Properties and our natural gas business.

The O & G Properties and our natural gas business are subject to federal, state and local laws and regulations relating to the oil and natural gas industry, as well as regulations relating to health and safety matters.  Even with the current period of regulatory uncertainty that could result in some deregulation of the oil and natural gas industry, these laws and regulations can still have a significant impact on the costs and amount of our production.

Environmental costs and liabilities and changing environmental regulation associated with the O & G Properties could adversely affect our gross profit from our Natural Gas Interests.

As with other companies engaged in the ownership and production of natural gas, we expect to have some risk of exposure to environmental costs and liabilities. The costs and liabilities associated with environmental compliance or remediation could reduce the gross profits we would receive from our Natural Gas Interests. Although there may be some deregulation of the oil and natural gas industry in this current period of regulatory uncertainty, the O & G Properties continue to be subject to extensive federal, state and local regulatory requirements relating to environmental affairs, health and safety and waste management.

Any increased regulation of natural gas production could increase our production costs on the O & G Properties and adversely affect our gross profit from our Natural Gas Interests. Third parties could also pursue legal actions to enforce compliance or assert claims for damages. Further, under certain environmental laws and regulations, the operators and owners of the underlying properties could also be subject to joint and several, strict liability for the removal or remediation of released materials or property contamination from drilling, including hydraulic fracturing, or waste disposal, regardless of whether the operators or owners were responsible for the release or contamination or if the operations were in compliance with all applicable laws.  Future Environmental Law developments, such as stricter laws, regulations or enforcement policies, including climate change legislation mandating reductions in greenhouse gas emissions, could significantly increase the costs of production from the O & G Properties and adversely affect our gross profit from our Natural Gas Interests.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

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

ITEM 4.  MINE SAFETY DISCLOSURES.

Under Section 1503(a) of the Dodd‑Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S‑K, each operator of a coal or other mine is required to include disclosures regarding certain mine safety results in its periodic reports filed with the SEC. The operation of the Company’s quarries, underground mine and plants is subject to regulation by the federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977. The required information regarding certain mining safety and health matters, broken down by mining complex, for the year ended December 31, 2016 is presented in Exhibit 95.1 to this Report.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s common stock is listed on the Nasdaq Global Market® under the symbol “USLM.” As of March 2, 2017, the Company had approximately 350 shareholders of record.

As of March 2, 2017, the Company had 500,000 shares of $5.00 par value preferred stock authorized; however, none has been issued.

The low and high sales prices for the Company’s common stock for the periods indicated were:

	2016		2015
	Low	High	Low	High
First Quarter	$49.77	$60.01	$62.12	$73.83
Second Quarter	$50.90	$58.99	$58.12	$68.71
Third Quarter	$58.61	$66.00	$45.65	$58.70
Fourth Quarter	$65.00	$77.50	$46.40	$55.64

The Company declared and paid a cash dividend of $0.125 (12.5 cents) per share of common stock in each of the 2016 and 2015 quarters.  On January 30, 2017, the Company declared a quarterly cash dividend of $0.135 (13.5 cents) per share of common stock payable on March 17, 2017 to shareholders of record at the close of business on February 24, 2017.

PERFORMANCE GRAPH

The graph below compares the cumulative 5 year total shareholders’ return on the Company’s common stock with the cumulative total return on the NASDAQ Composite Index and a peer group index consisting of Eagle Materials, Inc., Monarch Cement Co., U.S. Concrete, Inc. and Martin Marietta Materials, Inc. The graph assumes that the value of the investment in the Company’s common stock and each index was $100 on December 31, 2011, and that all dividends have been reinvested.

	2011	2012	2013	2014	2015	2016
U.S. LIME & MINERALS, INC.	100	78.39	101.76	122.20	92.99	129.26
NASDAQ COMPOSITE INDEX	100	116.41	165.47	188.69	200.32	216.54
PEER GROUP	100	153.74	184.57	196.71	220.97	356.51

ISSUER PURCHASES OF EQUITY SECURITIES

In December 2015, the Company commenced a publicly announced share repurchase program to repurchase up to $10,000,000 of its common stock. In November 2016, the Company announced a 12-month extension of the repurchase program to repurchase up to the $7,151,226 of its common stock remaining under the program.  No additional shares have been repurchased to date.

The following table sets forth, for the periods indicated, the Company’s share repurchase activity in the fourth quarter 2016 under this program:

			Total Number of
			Shares Purchased	Maximum
			as Part of Publicly	Remaining
	Total Number of	Average Price	Announced	Amount Available
Period	Shares Purchased	Paid Per Share	Program	Under the Program
October 1 – 31, 2016	—	—	—	$7,151,226
November 1 – 30, 2016	—	—	—	$7,151,226
December 1 – 31, 2016	—	—	—	$7,151,226
Total	—	—	—	$7,151,226

In addition, the Company’s Amended and Restated 2001 Long‑Term Incentive Plan allows employees and directors to pay the exercise price upon the exercise of stock options and the tax withholding liability upon the lapse of restrictions on restricted stock by payment in cash and/or delivery of shares of the Company’s common stock to the Company. Pursuant to these provisions, the Company repurchased 435 shares at a price of $75.75 per share, the fair market value of one share on the date they were tendered to the Company, in the fourth quarter 2016 for payment of tax withholding liability upon the lapse of restrictions on restricted stock.

ITEM 6.  SELECTED FINANCIAL DATA.

	Years Ended December 31,
	2016	2015	2014	2013	2012
	(dollars in thousands, except per share amounts)
Operating results
Lime and limestone revenues	$137,190	128,390	144,567	128,003	131,404
Natural gas revenues	2,092	2,447	5,274	5,762	7,121
Total revenues	$139,282	130,837	149,841	133,765	138,525
Gross profit	$33,092	28,714	36,791	30,800	33,438
Operating profit	$23,480	19,086	27,322	21,651	24,245
Income before income taxes	$23,618	17,481	25,922	19,833	22,101
Net income	$17,754	12,886	19,367	14,800	16,423
Net income per share of common stock:
Basic	$3.19	2.30	3.47	2.66	2.88
Diluted	$3.19	2.30	3.47	2.66	2.87

	As of December 31,
	2016	2015	2014	2013	2012
Total assets	$210,159	196,499	199,986	187,526	174,246
Current installments of debt	$—	—	16,667	5,000	5,000
Debt, excluding current installments	$—	—	—	16,667	21,667
Stockholders’ equity per outstanding common share	$32.23	29.72	27.65	24.54	21.44
Employees	321	323	313	297	294

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD‑LOOKING STATEMENTS.

Any statements contained in this Report that are not statements of historical fact are forward‑looking statements as defined in the Private Securities Litigation Reform Act of 1995. Forward‑looking statements in this Report, including without limitation statements relating to the Company’s plans, strategies, objectives, expectations, intentions, and adequacy of resources, are identified by such words as “will,” “could,” “should,” “would,” “believe,” “possible,” “potential,” “expect,” “intend,” “plan,” “schedule,” “estimate,” “anticipate,” and “project.” The Company undertakes no obligation to publicly update or revise any forward‑looking statements. The Company cautions that forward‑looking statements involve risks and uncertainties that could cause actual results to differ materially from expectations, including without limitation the following: (i) the Company’s plans, strategies, objectives, expectations, and intentions are subject to change at any time at the Company’s discretion; (ii) the Company’s plans and results of operations will be affected by its ability to maintain and increase its revenues and manage its growth; (iii) the Company’s ability to meet short‑term and long‑term liquidity demands, including meeting the Company’s operating and capital needs, including for the modernization and expansion and development project at St. Clair and possible acquisitions, repurchasing the Company’s common stock and paying dividends, conditions in the credit and equity markets, including the ability of the Company’s customers to meet their obligations; (iv) interruptions to operations and increased expenses at the Company’s facilities resulting from changes in mining methods or conditions, variability of chemical or physical properties of the Company’s limestone and its impact on process equipment and product quality, inclement weather conditions, natural disasters, accidents, IT systems failures or disruptions, including due to cybersecurity incidents, or regulatory requirements; (v) volatile coal, petroleum coke, diesel, natural gas, electricity, transportation and freight costs and the consistent availability of trucks and rail cars to deliver the Company’s products to its customers and solid fuels to its plants on a timely basis; (vi) unanticipated delays or cost overruns in completing modernization and expansion and development projects, including the Company’s St. Clair kiln project that is estimated to cost approximately $50 million over the next two years; (vii) the Company’s ability to expand its Lime and Limestone Operations through projects and acquisitions of businesses with related or similar operations, including obtaining financing for such projects and acquisitions, and to sell any resulting increased production at acceptable prices; (viii) inadequate demand and/or prices for the Company’s lime and limestone products due to conditions in the U.S. economy, recessionary pressures in particular industries, including construction, steel, industrial and oil and gas services, reduced demand from utility plants, increased competition from competitors, effects of governmental fiscal and budgetary constraints, including the level of highway construction funding, and legislative impasses and economic and regulatory uncertainties under the new Administration and Congress, and inability to continue to maintain or increase prices for the Company’s products; (ix) uncertainties of prices and regulations with respect to the Company’s Natural Gas Interests, including the absence of drilling activities on the Company’s O & G Properties, inability to explore for new reserves, unitization of existing wells, declines in production rates and plugging and abandoning of existing wells; (x) ongoing and possible new regulations, investigations, enforcement actions and costs, legal expenses, penalties, fines, assessments, litigation, judgments and settlements, taxes and disruptions and limitations of operations, including those related to climate change and health and safety and those that could impact the Company’s ability to continue or renew its operating permits or successfully secure new permits in connection with its modernization and expansion and development projects; and (xi) other risks and uncertainties set forth in this Report or indicated from time to time in the Company’s filings with the SEC, including the Company’s Quarterly Reports on Form 10‑Q.

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

Revenues from our Lime and Limestone Operations increased 6.9% in 2016 compared to 2015, primarily due to increased sales volumes of our lime and limestone products in 2016, which accounted for a revenue increase of approximately 7.1% for 2016 compared to 2015.  The 2016 increase in sales volumes resulted from increased demand, principally from our construction, environmental and roof shingle customers, partially offset by reduced demand from our oil and gas services customers. Some of the increase in construction demand for 2016 resulted from lower construction demand in the first half 2015 due to adverse weather conditions. The increase in sales volumes in 2016 was partially offset by a decrease in average product prices for our lime and limestone products of approximately 0.2% in 2016 compared to 2015 that was primarily due to decreases in natural gas and natural gas liquids prices which began in the fourth quarter 2015 and continued into the first half 2016.

Revenues from our Natural Gas Interests decreased 14.5% in 2016 compared to 2015 due to a decrease in production volumes of approximately 12.9%, resulting from the normal declines in production rates on the Company’s existing natural gas wells, as well as decreased average prices for natural gas and natural gas liquids of approximately 1.6%.

Gross profit increased 15.2% in 2016 compared to 2015. Gross profit from our Lime and Limestone Operations in 2016 increased 16.3% compared to 2015, primarily due to the increased revenues discussed above. Gross profit from our Natural Gas Interests decreased 80.9% in 2016 compared to 2015, primarily due to the decreased revenues discussed above and an increase in the rate of non-cash depletion expense in 2016 compared to 2015.

Interest expense decreased $0.8 million, or 76.3%, in 2016 compared to 2015, primarily as a result of our repayment of the $15.4 million then-outstanding balance of our term loans in the second quarter 2015.  In connection with such repayment, we repurchased our interest rate hedges associated with the term loans.

During the second quarter 2015, we also terminated the Corson Pension Plan (the “Corson Plan”), which required a cash payment of $0.2 million and resulted in a second quarter expense of $0.9 million ($0.6 million, net of tax benefit), included in other (income) expense, net for 2015 that was previously included in accumulated other comprehensive loss.  As a result of the termination of the Corson Plan, the Company will not have to make any future contributions to the Plan.

Net income increased $4.9 million, or 37.8%, in 2016 compared to 2015. Cash flows from operations during 2016 enabled us to make $17.7 million of capital investments, pay $2.8 million in dividends, and increase our cash balances to $74.7 million at December 31, 2016, compared to $59.9 million at December 31, 2015.  We had no debt outstanding at December 31, 2016.

In December 2015, we commenced a publicly announced share repurchase program to repurchase up to $10 million of our common stock.  Pursuant to that program, we repurchased 3,086 shares in December 2015 at a weighted-average price of $54.79 per share.  In 2016, we repurchased 50,068 shares at a weighted-average price of $53.52 per share.  In November 2016, we announced a 12-month extension of the repurchase program to repurchase up to approximately $7.2 million of our common stock remaining under the program.  No additional shares have been repurchased to date.

On January 30, 2017, we announced that our Board of Directors had declared an increased regular quarterly cash dividend of $0.135 (13.5 cents).  This represents a quarterly dividend increase of $0.01 (1.0 cent) per share compared to our prior quarterly dividend rate of $0.125 (12.5 cents).

Absent a significant acquisition opportunity arising during 2017, we anticipate funding our operating and capital needs, including modernization and expansion and development projects, including our new kiln project at St. Clair, our increased cash dividend and the remainder of our share repurchase program from our cash on hand and cash flows from operations.

Lime and Limestone Operations.

In our Lime and Limestone Operations, we produce and sell PLS, quicklime, hydrated lime and lime slurry. The principal factors affecting our success are the level of demand and prices for our products and whether we are able to maintain sufficient production levels and product quality while controlling costs.

Inclement weather conditions, such as the winter ice and snow storms, cold weather and excessive rainfalls that we experienced in the first half 2015, generally reduce the demand for lime and limestone products supplied to construction‑related customers that account for a significant amount of our revenues. Inclement weather also interferes with our open‑pit mining operations and can disrupt our plant production. In addition to weather, various maintenance, environmental, accident and other operational and construction issues can also disrupt our operations and increase our operating expenses.

Demand for our products in our market areas is also affected by general economic conditions, the pace of construction, the demand for steel, the level of oil and gas drilling in our markets, the level of governmental and private funding for highway construction and utility plant usage of coal for power generation.  Demand for our lime and limestone products from the construction, environmental and roof shingle industry increased in 2016.  However, demand for our lime and limestone products from our oil and gas services customers declined during 2016. The decrease in oil and gas drilling activities in 2016, as a result of declining oil and natural gas prices, reduced demand from our oil and gas services customers. At the same time, we continued to benefit from lower oil and gas prices in our Lime and Limestone Operations through lower transportation, freight and fuel costs during 2016.

On December 4, 2015, the President signed into law the Fixing America’s Surface Transportation Act (the “FAST Act”), the first multi‑year transportation authorization enacted in over ten years. The FAST Act authorizes $305 billion over fiscal years 2016 through 2020 that provides long-term funding certainty for surface transportation projects. Its enactment should allow states and local governments to move forward with critical transportation projects, like new highways, with confidence that the Highway Trust Fund will meet its obligations through 2020. Also, in Texas, recently approved constitutional amendments authorized a portion of oil and gas tax revenues to be deposited into the State Highway Fund and certain other sales and use tax revenues to be dedicated to the State Highway Fund.  With these funding improvements, along with potential additional infrastructure spending proposed by the new Administration, we expect to see continued increases in demand from our construction customers.

Our modernization and expansion and development projects in Texas and Arkansas, including the construction of a third kiln in Arkansas (completed in December 2006), our acquisitions of  U. S. Lime Company—St. Clair and our Texas slurry operations, the December 2014 acquisition of the assets of a trucking company operation in Houston, Texas and the establishment of a new distribution terminal facility southwest of Houston, Texas, have positioned us to meet the demand for high‑quality lime and limestone products in our markets. Our modernization and expansion and development projects have also equipped us with up‑to‑date, fuel‑efficient plant facilities, which has resulted in lower production costs and greater operating efficiencies, thus enhancing our competitive position. All of our kilns are fuel‑efficient preheater kilns, except for one kiln at St. Clair, which will be replaced with a new, more fuel-efficient vertical kiln that should be completed within two years.

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

Our primary variable cost is energy. Although we have recently seen reductions in our energy costs, prices for coal, petroleum coke, diesel, natural gas, electricity, transportation and freight are volatile and have generally increased over the past several years. In addition, our freight costs, including diesel prices, to deliver our products can be high relative to the value of our products and have generally increased in the past several years, although diesel prices have decreased recently as oil prices have decreased. We have been able to mitigate to some degree the adverse impact of volatile energy costs by varying the mixes of fuel used in our kilns, and by passing on some of any increase in costs to our customers, where possible, through higher prices and/or surcharges on certain products.  In addition, as noted above, we are also proceeding with the construction of a new, more fuel-efficient vertical kiln at St. Clair, which should help us manage our energy costs at that plant.  Finally, we have not engaged in any significant hedging activity in an effort to control our energy costs, but may do so in the future.

We have financed our modernization and expansion and development projects and acquisitions through a combination of debt financing, which has now been repaid, and cash flows from operations. We must generate sufficient cash flows to cover ongoing capital requirements, including current and possible future modernization and expansion and development projects and acquisitions, or borrow sufficient funds to finance any shortfall in our liquidity needs.

For us to maintain or increase our profitability in our Lime and Limestone Operations in the face of reduced demand from some of our customers, competitive pressures and increased costs, we must improve our revenues and control our operational and selling, general and administrative expenses. To maintain or improve our gross profit margins, we are focusing on maintaining, and increasing where possible, our lime and limestone prices to offset our increased costs, which is a challenging task with increased competition from other lime and limestone producers. In addition, we will continue to explore ways to increase, the operating efficiency of our plants and other facilities and expand our production capacity through acquisitions as conditions warrant or opportunities arise.

We continue to believe the enhanced efficiency and production capacity resulting from our modernization and expansion and development projects at Texas and Arkansas, our new kiln project at St. Clair, our acquisitions and the operational strategies we have implemented have allowed us to increase our efficiency, grow production capacity, improve product quality, better serve existing customers, attract new customers and control costs. To date, however, demand and prices for our lime and limestone products have not been sufficient to fully utilize our additional production capacity.  In addition, there can be no assurance that our efficiency and production will not be adversely affected by weather, maintenance, environmental, accident and other operational and construction issues; that we can successfully invest in improvements to our existing facilities; that our results will not be adversely affected by increases in fuel, natural gas, electricity, transportation and freight costs or new environmental, health and safety or other regulatory requirements; or, that with increasing competition with other lime and limestone producers, our revenues, gross profit, net income and cash flows can be maintained or improved.

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

The pricing of natural gas sales is primarily determined by supply and demand in the marketplace and can fluctuate considerably. The prices that the Company receives for its natural gas production is also affected by the amount of natural gas liquids included in the natural gas, and the prices for those liquids is also subject to supply and demand factors. Prices of both natural gas and natural gas liquids have declined drastically in recent years, principally due to increased supply.  In addition, if estimates of our proved oil and gas reserves decline due to further declines in prices for natural gas and natural gas liquids or other reasons, the rate at which we record non-cash depletion expense would continue to increase.

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

Revenue recognition.  We recognize revenue for our Lime and Limestone Operations in accordance with the terms of our purchase orders, contracts or purchase agreements, which are generally upon shipment, and when payment is considered probable. Revenues include external freight billed to customers with related costs in cost of revenues. Our returns and allowances are minimal. External freight billed to customers included in revenues was $26.6 million, $23.2 million and $27.1 million for 2016, 2015 and 2014, respectively, which approximates the amount of external freight billed to customers included in cost of revenues. Sales taxes billed to customers are not included in revenues. For our Natural Gas Interests, we recognize revenue in the month of production and delivery.

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

RESULTS OF OPERATIONS.

The following table sets forth certain financial information expressed as a percentage of revenues for the periods indicated:

	Year Ended December 31,
	2016	2015	2014
Lime and Limestone Operations	98.5%	98.1%	96.5%
Natural Gas Interests	1.5	1.9	3.5
Total revenues	100.0%	100.0%	100.0%
Cost of revenues
Labor and other operating expenses	(64.8)	(66.0)	(65.6)
Depreciation, depletion and amortization	(11.4)	(12.1)	(9.8)
Gross profit	23.8	21.9	24.6
Selling, general and administrative expenses	(6.9)	(7.4)	(6.4)
Operating profit	16.9	14.5	18.2
Other (expense) income:
Interest expense	(0.2)	(0.8)	(1.0)
Other income (expense), net	0.2	(0.4)	0.1
Income tax expense	(4.2)	(3.5)	(4.4)
Net income	12.7%	9.8%	12.9%

2016 vs. 2015

Revenues for 2016 increased to $139.3 million from $130.8 million in 2015, an increase of $8.4 million, or 6.5%. Revenues from our Lime and Limestone Operations in 2016 increased $8.8 million, or 6.9%, to $137.2 million from $128.4 million in 2015. The increase in revenues from our Lime and Limestone Operations was primarily due to increased sales volumes of our lime and limestone products, principally to our construction, industrial and environmental customers, partially offset by decreased sales volumes to our oil and gas services customers. In addition, we realized a slight decrease in prices for our lime and limestone products in 2016, compared to 2015.

Revenues from our Natural Gas Interests for 2016 decreased $0.4 million, or 14.5%, to $2.1 million from $2.4 million in the prior year. The decrease in revenues from our Natural Gas Interests resulted from the normal declines in production rates on existing wells and lower prices.

Our gross profit increased to $33.1 million for 2016 from $28.7 million for 2015, an increase of $4.4 million, or 15.2%. Gross profit from our Lime and Limestone Operations for 2016 was $33.0 million, compared to $28.4 million in 2015, an increase of $4.6 million, or 16.3%. The increase in gross profit in 2016 compared to 2015 resulted primarily from the increased revenues discussed above.

Gross profit for 2016 also included $0.1 million from our Natural Gas Interests, compared to $0.3 million in 2015, a decrease of $0.3 million or 80.9%. Production volumes for 2016 from our Natural Gas Interests totaled 0.6 BCF, sold at an average price per MCF of $3.35, compared to 2015 when 0.7 BCF was produced and sold at an average price of $3.41 per MCF.

Selling general and administrative expenses (“SG&A”) was $9.6 million in each of 2016 and 2015. As a percentage of revenues, SG&A decreased to 6.9% in 2016 from 7.4% in 2015 due to the increase in revenues in 2016.

Interest expense in 2016 decreased to $0.2 million from $1.0 million in 2015, a decrease of $0.8 million, or 76.3%. Interest expense in 2015 included $0.2 million paid in quarterly settlement payments pursuant to our interest rate hedges and $0.5 million payment to repurchase our interest hedges in the second quarter 2015. The decrease in interest expense in 2016 resulted from the repayment of our debt in the second quarter 2015.

Other (income) expense, net was income of $0.4 million in 2016, compared to an expense of $0.6 million in 2015.  The net change of $1.0 million income primarily resulted from the $0.9 million expense in 2015 for the termination of the Corson Plan discussed above.

Income tax expense increased to $5.9 million in 2016 from $4.6 million in 2015, an increase of $1.3 million, or 27.6%. The increase in income tax expense in 2016 compared to 2015 was primarily due to the increase in our income before taxes. Our effective income tax rate for 2016 decreased to 24.8% compared to our 2015 rate of 26.2%, primarily due to an increase in state income taxes, net of federal income tax benefits, in 2015 as a result of the full realization of the Company’s net operating loss carryforwards in one state.

Net income increased to $17.8 million ($3.19 per share diluted) in 2016, compared to $12.9 million ($2.30 per share diluted) in 2015, an increase of $4.9 million, or 37.8%.

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

SG&A increased to $9.6 million for 2015 from $9.5 million in 2014, an increase of $0.2 million, or 1.7%. The increase in SG&A was primarily due to an increase of $0.1 million in non‑cash stock‑based compensation costs, which was primarily due to increases in the price per share of the Company’s common stock on grant dates in 2014 and the first half 2015, compared to the prices per share on previous grant dates.  As a percentage of revenues, SG&A increased to 7.4% in 2015 from 6.4% in 2014, primarily due to the decrease in revenues for 2015.

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

Other (income) expense, net was an expense of $0.6 million in 2015, compared to income of $0.1 million in 2014.  The net change of $0.8 million expense primarily resulted from the $0.9 million expense in 2015 for the termination of the Corson Plan discussed above, compared to an expense of $0.1 million for the Corson Plan in 2014.

Income tax expense decreased to $4.6 million for 2015 from $6.6 million in 2014, a decrease of $2.0 million, or 29.9%. The decrease in income tax expense in 2015 compared to 2014 was primarily due to the decrease in our income before taxes. Our effective income tax rate for 2015 increased to 26.2%, compared to our 2014 rate of 25.3%, primarily due to an increase in state income taxes, net of federal income tax benefits, in 2015 as a result of the full realization of the Company’s net operating loss carryforwards in one state.

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

We expect to spend approximately $12.0 million per year over the next several years in our Lime and Limestone Operations for normal recurring capital and re‑equipping projects at our plants and facilities to maintain or improve efficiency, ensure compliance with Environmental Laws, meet customer needs and reduce costs. As of December 31, 2016, we had approximately $10.5 million, including approximately $8.6 million for the St. Clair kiln project, in open orders or contractual commitments for our Lime and Limestone Operations and none for our Natural Gas Interests.

Liquidity and Capital Resources.  Net cash provided by operations was $37.8 million in 2016, compared to $32.5 million in 2015, an increase of $5.4 million, or 16.5%. Our net cash provided by operating activities is composed of net income, depreciation, depletion and amortization (“DD&A”), other non‑cash items included in net income and changes in working capital. In 2016, net cash provided by operating activities was principally composed of $17.8 million net income, $16.1 million DD&A, $1.0 million stock‑based compensation and $1.6 million increase from changes in operating assets and liabilities. The increase in net cash provided by operations in 2016 compared to 2015 was primarily due to the $4.9 million increase in net income in 2016, compared to 2015, and a $2.3 million decrease in inventories compared to a $1.3 million increase in 2015. These changes were partially offset by a $0.9 million increase in trade receivables in 2016, compared to a $1.6 million decrease in 2015. The increase in trade receivables, net in 2016 resulted from the $2.9 million increase in revenues in the fourth quarter 2016 compared to the fourth quarter 2015, while the decrease in trade receivables, net in 2015 resulted from the $4.1 million decrease in revenues in the fourth quarter 2015 compared to the fourth quarter 2014.

Net cash used in investing activities was $17.5 million for 2016 compared to $11.1 million in 2015, primarily for normal recurring capital and re‑equipping projects at our plants and facilities, other than approximately $2.8 million paid in 2016 on the St. Clair kiln project, approximately $2.7 million for two significant projects at our Texas facility to overhaul the primary crushing system and upgrade the burner management system on one of our kilns, and approximately $1.0 million to take advantage of cost-effective opportunities to replace certain mobile equipment at our Arkansas facility.   Net cash used in financing activities primarily consisted of $16.7 million to repay term loans in 2015, $2.8 million for dividend payments in each of 2016 and 2015 and $2.9 and $0.4 million to repurchase shares of our common stock in 2016 and 2015, respectively.  Such share repurchases included $2.7 and $0.2 million in 2016 and 2015, respectively, for repurchases pursuant to the Company’s December 2015 publicly announced $10 million share repurchase program, which was extended for 12 months in November 2016, leaving up to approximately $7.2 million for such repurchases in 2017.

Our cash and cash equivalents at December 31, 2016 increased to $74.7 million from $59.9 million at December 31, 2015.

Banking Facilities and Other Debt.    On May 7, 2015, we amended our credit agreement with Wells Fargo Bank, N.A. (the “Lender”) to, among other things, provide for a $75 million revolving credit facility (the “New Revolving Facility”) and reduced interest rate margins and commitment fees (the “Amendment”).   The Amendment also provides for an incremental four-year accordion feature to borrow up to an additional $50 million on the same terms, subject to approval by the Lender or another lender selected by us.  The terms of the Amendment provide for a final maturity of the New Revolving Facility and any incremental loan on May 7, 2020; interest rates, at our option, of LIBOR plus a margin of 1.000% (previously 1.750%) to 2.000% (previously 2.750%), or the Lender’s Prime Rate plus a margin of 0.000% to plus 1.000%; and a commitment fee range of 0.200% (previously 0.250%) to 0.350% (previously 0.400%) on the undrawn portion of the New Revolving Facility.  The New Revolving Facility interest rate margins and commitment fee are determined quarterly in accordance with a pricing grid based upon the Company’s Cash Flow Leverage Ratio, defined as the ratio of the Company’s total funded senior indebtedness to earnings before interest, taxes, depreciation, depletion, amortization and stock-based compensation expense (“EBITDA”) for the 12 months ended on the last day of the most recent calendar quarter, plus pro forma EBITDA from any businesses acquired during the period.  Pursuant to a security agreement, dated August 25, 2004, the New Revolving Facility is secured by the Company’s existing and hereafter acquired tangible assets, intangible assets and real property.  The maturity of the New Revolving Facility and any incremental loans can be accelerated if any event of default, as defined under the credit agreement, occurs.  Our maximum Cash Flow Leverage Ratio is 3.50 to 1 (previously 3.25 to 1).  As of October 27, 2016, we amended our credit agreement to increase the letter of credit sublimit under the New Revolving Facility from $5 million to $10 million.

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

We had $6.4 million of letters of credit issued under the New Revolving Facility as of December 31, 2016, including approximately $5.8 million related to the St. Clair kiln project, but no cash draws. Our letters of credit count as draws against the available commitment under the New Revolving Facility.

Capital Expenditures.  We have made a substantial amount of capital investments over the past several years to modernize our plants and facilities and expand our lime and limestone operations, and to fund the drilling and completion of 40 natural gas wells.

Capital expenditure activities totaled $17.7 and $11.5 million, in 2016 and 2015, respectively. Capital expenditures in 2016 included approximately $2.8 million for the St. Clair kiln project, approximately $2.7 million for two significant projects at our Texas facility and approximately $1.0 million to take advantage of cost-effective opportunities to replace certain mobile equipment at our Arkansas facility.

Common Stock Buybacks.  We spent $2.9, $0.4 and $0.3 million in 2016, 2015 and 2014, respectively, to repurchase treasury shares.  Included in the 2016 and 2015 expenditures are $2.7 and $0.2 million, respectively, spent as part of our publicly announced share repurchase program commenced in December 2015 to repurchase up to $10 million of our common stock, which has been extended for an additional 12 months.

Contractual Obligations.    The following table sets forth our contractual obligations as of December 31, 2016 (in thousands):

	Payments Due by Period
					More Than
Contractual Obligations	Total	1 Year	2 - 3 Years	4 - 5 Years	5 Years
Debt	$—	—	—	—	—
Operating leases(1)	$5,008	1,659	2,147	1,202	—
Limestone mineral leases	$1,770	82	165	165	1,358
Purchase obligations(2)	$9,960	9,096	864	—	—
Other liabilities	$1,838	324	268	245	1,001
Total	$18,576	11,161	3,444	1,612	2,359

(1)	Represents operating leases for railcars, corporate office space and some equipment that are either non‑cancelable or subject to significant penalty upon cancellation.
(2)	Of these obligations, $1,093 were recorded on the Consolidated Balance Sheet at December 31, 2016.

As of December 31, 2016, we had $6.4 million of letters of credit outstanding, including approximately $5.8 million related to the St. Clair kiln project, and no other draws on our New Revolving Facility. We believe that cash on hand and cash flows from operations will be sufficient to meet our operating needs, ongoing capital needs, including our current and possible modernization and expansion and development projects, and liquidity needs and allow us to continue to repurchase up to approximately $7.2 million of our common stock under our recently extended share repurchase program as well as pay our increased cash dividends for the near future.

Off‑Balance Sheet Arrangements.  We do not utilize off‑balance sheet financing arrangements; however, we lease railcars, corporate office space and some equipment used in our operations under operating lease agreements that are either non‑cancelable or subject to significant penalty upon cancellation, and have various limestone mineral leases. As of December 31, 2016, the total future lease payments under our various operating and mineral leases totaled $5.0 million and $1.8 million, respectively, and are due in payments as summarized in the table above.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

INTEREST RATE RISK.

We could be exposed to changes in interest rates, primarily as a result of floating interest rates on the New Revolving Facility.  There was no outstanding balance on the New Revolving Facility subject to interest rate risk at December 31, 2016.  Any future borrowings under the New Revolving Facility would be subject to interest rate risk. See

Note 3 of Notes to Consolidated Financial Statements.

FOREIGN EXCHANGE RISK.

We could be exposed to changes in the Euro to U.S. Dollar exchange rate for our approximately 5.5 million Euros obligation related to a contract for the St. Clair kiln project.  We entered into foreign exchange hedges to fix our U.S. Dollar liability at approximately $6.3 million.  See Note 9 of Notes to Consolidated Financial Statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

United States Lime & Minerals, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of United States Lime & Minerals, Inc. and Subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United States Lime & Minerals, Inc. and Subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 3, 2017 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP

Dallas, Texas March 3, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

United States Lime & Minerals, Inc. and Subsidiaries

We have audited the internal control over financial reporting United States Lime & Minerals, Inc. and Subsidiaries (the “Company”) as of December 31, 2016, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2016, and our report dated March 3, 2017 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Dallas, Texas March 3, 2017

United States Lime & Minerals, Inc.

Consolidated Balance Sheets

(dollars in thousands, except per share amounts)

	December 31,	December 31,
	2016	2015
ASSETS
Current assets
Cash and cash equivalents	$74,712	$59,926
Trade receivables, net	16,781	15,889
Inventories, net	12,433	14,728
Prepaid expenses and other current assets	1,110	1,418
Total current assets	105,036	91,961
Property, plant and equipment
Mineral reserves and land	23,687	20,196
Proved natural gas properties, successful-efforts method	18,412	18,398
Buildings and building and leasehold improvements	5,611	5,523
Machinery and equipment	232,912	222,812
Furniture and fixtures	961	961
Automotive equipment	4,011	3,796
Property, plant and equipment	285,594	271,686
Less accumulated depreciation and depletion	(180,613)	(167,308)
Property, plant and equipment, net	104,981	104,378
Other assets, net	142	160
Total assets	$210,159	$196,499
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$5,587	$6,022
Accrued expenses	3,521	2,720
Total current liabilities	9,108	8,742
Debt	—	—
Deferred tax liabilities, net	19,832	19,184
Other liabilities	1,580	1,946
Total liabilities	30,520	29,872
Stockholders’ equity
Preferred stock, $5.00 par value; authorized 500,000 shares; none issued or outstanding	—	—
Common stock, $0.10 par value; authorized 15,000,000 shares; 6,563,440 and 6,541,049 shares issued at December 31, 2016 and 2015, respectively	657	655
Additional paid-in capital	22,831	21,642
Accumulated other comprehensive loss	(223)	—
Retained earnings	209,770	194,798
Less treasury stock, at cost 989,300 and 935,368 shares at December 31, 2016 and 2015, respectively	(53,396)	(50,468)
Total stockholders’ equity	179,639	166,627
Total liabilities and stockholders’ equity	$210,159	$196,499

The accompanying notes are an integral part of these consolidated financial statements.

United States Lime & Minerals, Inc.

Consolidated Statements of Income

(dollars in thousands, except per share amounts)

	Years Ended December 31,
	2016	2015	2014
Revenues
Lime and limestone operations	$137,190	$128,390	$144,567
Natural gas interests	2,092	2,447	5,274
	139,282	130,837	149,841
Cost of revenues
Labor and other operating expenses
Lime and limestone operations	89,095	85,080	96,798
Natural gas interests	1,164	1,259	1,546
Depreciation, depletion and amortization	15,931	15,784	14,706
	106,190	102,123	113,050
Gross profit	33,092	28,714	36,791
Selling, general and administrative expenses, including depreciation and amortization expense of $210, $249 and $197 in 2016, 2015 and 2014, respectively	9,612	9,628	9,469
Operating profit	23,480	19,086	27,322
Other expense (income)
Interest expense	246	1,036	1,529
Other (income) expense, net	(384)	569	(129)
	(138)	1,605	1,400
Income before income taxes	23,618	17,481	25,922
Income tax expense	5,864	4,595	6,555
Net income	$17,754	$12,886	$19,367
Net income per share of common stock
Basic	$3.19	$2.30	$3.47
Diluted	$3.19	$2.30	$3.47
Cash dividends per share of common stock	$0.50	$0.50	$0.50

The accompanying notes are an integral part of these consolidated financial statements.

United States Lime & Minerals, Inc.

Consolidated Statements of Comprehensive Income

(dollars in thousands)

	Years Ended December 31,
	2016	2015	2014
Net income	$17,754	$12,886	$19,367
Other comprehensive (loss) income
Mark to market on foreign exchange hedges, net of tax benefit of $129 for 2016	(223)	—	—
Mark to market of interest rate hedges, net of tax expense of $241 and $317 for 2015 and 2014, respectively	—	422	555
Minimum pension liability adjustments, net of tax expense (benefit) of $344 and $(46) for 2015 and 2014, respectively	—	602	(81)
Total other comprehensive (loss) income	(223)	1,024	474
Comprehensive income	$17,531	$13,910	$19,841

The accompanying notes are an integral part of these consolidated financial statements.

United States Lime & Minerals, Inc.

Consolidated Statements of Stockholders’ Equity

(dollars in thousands)

				Accumulated
	Common Stock		Additional	Other
	Shares		Paid-In	Comprehensive	Retained	Treasury
	Outstanding	Amount	Capital	(Loss) Income	Earnings	Stock	Total
Balances at December 31, 2013	5,575,132	650	19,319	(1,498)	168,133	(49,799)	136,805
Stock options exercised	9,117	—	(1)	—	—	—	(1)
Stock-based compensation	15,268	2	1,100	—	—	—	1,102
Treasury shares purchased	(4,198)	—	—	—	—	(266)	(266)
Cash dividends paid	—	—	—	—	(2,790)	—	(2,790)
Net income	—	—	—	—	19,367	—	19,367
Minimum pension liability adjustment, net of $46 tax benefit	—	—	—	(81)	—	—	(81)
Mark to market of interest rate hedges, net of $317 tax expense	—	—	—	555	—	—	555
Comprehensive income	—	—	—	474	19,367	—	19,841
Balances at December 31, 2014	5,595,319	652	20,418	(1,024)	184,710	(50,065)	154,691
Stock options exercised	1,000	—	28	—	—	—	28
Stock-based compensation	16,261	3	1,196	—	—	—	1,199
Treasury shares purchased	(6,899)	—	—	—	—	(403)	(403)
Cash dividends paid	—	—	—	—	(2,798)	—	(2,798)
Net income	—	—	—	—	12,886	—	12,886
Minimum pension liability adjustment, net of $344 tax expense	—	—	—	602	—	—	602
Mark to market of interest rate hedges, net of $241 tax expense	—	—	—	422	—	—	422
Comprehensive income	—	—	—	1,024	12,886	—	13,910
Balances at December 31, 2015	5,605,681	655	21,642	—	194,798	(50,468)	166,627
Stock options exercised	5,683	1	154	—	—	—	155
Stock-based compensation	16,708	1	1,035	—	—	—	1,036
Treasury shares purchased	(53,932)	—	—	—	—	(2,928)	(2,928)
Cash dividends paid	—	—	—	—	(2,782)	—	(2,782)
Net income	—	—	—	—	17,754	—	17,754
Mark to market of foreign exchange hedges, net of $129 tax benefit	—	—	—	(223)	—	—	(223)
Comprehensive (loss) income	—	—	—	(223)	17,754	—	17,531
Balances at December 31, 2016	5,574,140	$657	$22,831	$(223)	$209,770	$(53,396)	$179,639

The accompanying notes are an integral part of these consolidated financial statements.

United States Lime & Minerals, Inc.

Consolidated Statements of Cash Flows

(dollars in thousands)

	Years Ended December 31,
	2016	2015	2014
OPERATING ACTIVITIES:
Net income	$17,754	$12,886	$19,367
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	16,141	16,033	14,903
Amortization of deferred financing costs	14	29	34
Deferred income taxes	648	(227)	1,059
Loss on disposition of property, plant and equipment	622	39	78
Stock-based compensation	1,036	1,199	1,102
Changes in operating assets and liabilities:		0
Trade receivables, net	(892)	1,555	(3,347)
Inventories, net	2,295	(1,292)	252
Prepaid expenses and other current assets	308	698	(882)
Other assets	4	(47)	16
Accounts payable and accrued expenses	532	198	(952)
Other liabilities	(615)	1,423	344
Net cash provided by operating activities	37,847	32,494	31,974
INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(17,664)	(11,459)	(11,672)
Acquisition of assets of a business	(50)	(50)	(3,705)
Proceeds from sale of property, plant and equipment	208	449	316
Net cash used in investing activities	(17,506)	(11,060)	(15,061)
FINANCING ACTIVITIES:
Repayments of term loans	—	(16,667)	(5,000)
Cash dividends paid	(2,782)	(2,798)	(2,790)
Proceeds from exercise of stock options	155	28	—
Purchase of treasury shares	(2,928)	(403)	(266)
Net cash used in financing activities	(5,555)	(19,840)	(8,056)
Net increase in cash and cash equivalents	14,786	1,594	8,857
Cash and cash equivalents at beginning of period	59,926	58,332	49,475
Cash and cash equivalents at end of period	$74,712	$59,926	$58,332

The accompanying notes are an integral part of these consolidated financial statements.

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share amounts)

Years Ended December 31, 2016, 2015 and 2014

(1) Summary of Significant Accounting Policies

(a)         Organization

United States Lime & Minerals, Inc. (the “Company”) is a manufacturer of lime and limestone products, supplying primarily the construction (including highway, road and building contractors), environmental (including municipal sanitation and water treatment facilities and flue gas treatment processes), industrial (including paper and glass manufacturers), metals (including steel producers), roof shingle, oil and gas services and agriculture (including poultry and cattle feed producers) industries. The Company is headquartered in Dallas, Texas and operates lime and limestone plants and distribution facilities in Arkansas, Colorado, Louisiana, Oklahoma and Texas through its wholly owned subsidiaries, Arkansas Lime Company, Colorado Lime Company, Texas Lime Company, U.S. Lime Company, U.S. Lime Company – Shreveport, U.S. Lime Company – St. Clair and U.S. Lime Company – Transportation. In addition, the Company, through its wholly owned subsidiary, U.S. Lime Company – O & G, LLC, has royalty and non‑operating working interests in natural gas wells located in Johnson County, Texas, in the Barnett Shale Formation.

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

	Years Ended December 31,
	2016	2015	2014
Cash paid during the year for:
Interest	$113	$948	$1,495
Income taxes	$4,908	$4,152	$5,870

(e)         Revenue Recognition

The Company recognizes revenue for its lime and limestone operations in accordance with the terms of its purchase orders, contracts or purchase agreements, which are generally upon shipment, and when payment is considered probable. Revenues include external freight billed to customers with related costs in cost of revenues. The Company’s returns and allowances are minimal. External freight billed to customers included in revenues was $26,568, $23,219 and $27,055 for 2016, 2015 and 2014, respectively, which approximates the amount of external freight billed to customers included in cost of revenues. Sales taxes billed to customers are

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share amounts)

Years Ended December 31, 2016, 2015 and 2014

not included in revenues. For its natural gas interests, the Company recognizes revenue in the month of production and delivery.

(f)         Fair Values of Financial Instruments

Fair value is defined as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” The Company uses a three‑tier fair value hierarchy, which classifies the inputs used in measuring fair values, in determining the fair value of its financial assets and liabilities. These tiers include: Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets; Level 2, defined as observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. Specific inputs that had been used to value the Company’s interest rate swap liabilities included quoted three-month LIBOR rates for the remaining life of the interest rate swaps.  Specific inputs used to value the Company’s foreign exchange hedges were Euro to U.S. Dollar exchange rates for the expected future payment dates for the Company’s commitments denominated in Euros.  There were no changes in the methods and assumptions used in measuring fair value during the period.

The carrying values of cash and cash equivalents, trade receivables, other current assets, accounts payable and accrued expenses approximate fair value due to the short maturity of these instruments.  The Company’s foreign exchange hedges are carried at fair value at December 31, 2016.  See Notes 1(p), 3, 4 and 9. Financial liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements as of December 31,
			Significant Other
			Observable Inputs
			(Level 2)
	December 31,	December 31,	December 31,	December 31,
	2016	2015	2016	2015	Valuation Technique
Foreign exchange hedges	$(352)	$—	$(352)	$—	Cash flows approach

(g)         Concentration of Credit Risk and Trade Receivables

Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash and cash equivalents, trade receivables and derivative financial instruments. The Company places its cash and cash equivalents with high credit quality financial institutions and its derivative financial instruments with financial institutions and other firms that management believes have high credit ratings. The Company’s cash and cash equivalents at commercial banking institutions normally exceed federally insured limits. For a discussion of the credit risks associated with the Company’s derivative financial instruments, see Notes 3 and 9.

The majority of the Company’s trade receivables are unsecured. Payment terms for all trade receivables are based on the underlying purchase orders, contracts or purchase agreements. Credit losses relating to trade receivables have generally been within management expectations and historical trends. Uncollected trade receivables are charged‑off when identified by management to be unrecoverable. Trade receivables are presented net of the related allowance for doubtful accounts, which totaled $334 and $400 at December 31,

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share amounts)

Years Ended December 31, 2016, 2015 and 2014

2016 and 2015, respectively. Additions and write‑offs to the Company’s allowance for doubtful accounts during the years ended December 31 are as follows:

	2016	2015
Beginning balance	$400	$350
Additions	293	63
Write-offs	(359)	(13)
Ending balance	$334	$400

(h)         Inventories, Net

Inventories are valued principally at the lower of cost, determined using the average cost method, or market. Costs for raw materials and finished goods include materials, labor and production overhead. A summary of inventories is as follows:

	December 31,	December 31,
	2016	2015
Lime and limestone inventories:
Raw materials	$4,811	$6,627
Finished goods	2,070	2,049
	$6,881	$8,676
Service parts inventories	5,552	6,052
	$12,433	$14,728

(i)         Property, Plant and Equipment

For major constructed assets, the capitalized cost includes the price paid by the Company for labor and materials plus interest and internal and external project management costs that are directly related to the constructed assets. Machinery and equipment at December 31, 2016 and 2015 included $4,284 and $4,113, respectively, of construction in progress for various capital projects. No interest costs were capitalized for the years ended December 31, 2016 and 2015. Depreciation of property, plant and equipment is being provided for by the straight‑line method over estimated useful lives as follows:

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

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share amounts)

Years Ended December 31, 2016, 2015 and 2014

The Company reviews its long‑lived assets for impairment and, when events or circumstances indicate the carrying amount of an asset may not be recoverable, the Company determines if impairment of value exists. If the estimated undiscounted future net cash flows are less than the carrying amount of the asset, an impairment exists, and an impairment loss must be calculated and recorded. If an impairment exists, the impairment loss is calculated based on the excess of the carrying amount of the asset over the asset’s fair value. Any impairment loss is treated as a permanent reduction in the carrying value of the asset. Through December 31, 2016, no events or circumstances arose that would require the Company to record a provision for impairment of its long‑lived assets.

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

(k)         Asset Retirement Obligations

The Company recognizes legal obligations for reclamation and remediation associated with the retirement of long‑lived assets at their fair value at the time the obligations are incurred (“AROs”). Over time, the liability for AROs is recorded at its present value each period through accretion expense, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, the Company either settles the AROs for the recorded amount or recognizes a gain or loss. As of December 31, 2016 and 2015, the Company’s AROs included in other liabilities and accrued expenses were $1,838 and $2,058, respectively. As of December 31, 2016, $968 of assets associated with the Company’s AROs were not fully depreciated. During 2016 and 2015, the Company spent $311 and $140, respectively, on its AROs, and recognized accretion expense of $70, $60 and $57 in 2016, 2015 and 2014, respectively, on its AROs.

The AROs were estimated based on studies and the Company’s process knowledge and estimates, and are discounted using a credit adjusted risk-free interest rate. The AROs are adjusted when further information warrants an adjustment. The Company estimates annual expenditures of approximately $100 to $200 each in years 2017 through 2021 relating to its AROs.

(l)         Other Assets

Other assets consist of the following:

	December 31,
	2016	2015
Deferred financing costs	$49	$63
Other	93	97
	$142	$160

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

Years Ended December 31, 2016, 2015 and 2014

Generally, the timing of these accruals will coincide with completion of a feasibility study or the Company’s commitment to a formal plan of action.

The Company incurred capital expenditures related to environmental matters of approximately $477 in 2016, $455 in 2015 and $1,038 in 2014.

(n)         Income Per Share of Common Stock

The following table sets forth the computation of basic and diluted income per common share:

	Years Ended December 31,
	2016	2015	2014
Net income for basic and diluted income per common share	$17,754	$12,886	$19,367
Weighted-average shares for basic income per common share	5,567,902	5,598,805	5,578,784
Effect of dilutive securities:
Employee and director stock options(1)	4,071	5,423	10,459
Adjusted weighted-average shares and assumed exercises for diluted income per common share	5,571,973	5,604,228	5,589,243
Basic net income per common share	$3.19	$2.30	$3.47
Diluted net income per common share	$3.19	$2.30	$3.47

(1)	Excludes 22,425, 24,225 and 7,500 stock options in 2016, 2015 and 2014, respectively, as antidilutive because the exercise price exceeded the average per share market price for the periods presented.

(o)         Stock‑Based Compensation

The Company expenses all stock‑based payments to employees and directors, including grants of stock options and restricted stock, in the Company’s Consolidated Statements of Income based on their fair values. Compensation cost is recognized on a straight-line basis over the vesting period.

(p)         Derivative Instruments and Hedging Activities

Every derivative instrument (including certain derivative instruments embedded in other contracts) is recorded on the Company’s Consolidated Balance Sheets as either an asset or liability measured at its fair value. Changes in the derivative’s fair value are recognized currently in earnings unless specific hedge accounting criteria are met. If the derivative is designated as a cash flow hedge, changes in fair value are recognized in comprehensive income or loss until the hedged item is recognized in earnings.  The Company estimated fair value utilizing the cash flows valuation technique. The fair values of derivative contracts that expire in less than one year are recognized as current assets or liabilities. Those that expire in more than one year are recognized as long-term assets or liabilities. See Notes 1(f), 3, 4 and 9.

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

Years Ended December 31, 2016, 2015 and 2014

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

(r)         Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain changes in assets and liabilities, such as mark‑to‑market gains or losses of interest rate and foreign exchange hedges and minimum pension liability adjustments, are reported as a separate component of the stockholders’ equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. See Notes 1(p), 3, 4 and 6.

(2) New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2014-09 (“ASU 2014-09”), “Revenue from Contracts with Customers,” which stipulates that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  To achieve this core principle, an entity should apply the following steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract(s); (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract(s); and (5) recognize revenue when (or as) the entity satisfies a performance obligation.  The new guidance will be effective for the Company beginning January 1, 2018, with early adoption permitted for annual periods beginning after December 15, 2016.  Almost all of the Company’s purchase orders, contracts or purchase agreements do not contain performance obligations other than delivery of the agreed upon product, which is primarily FOB shipping point. Thus, the Company generally recognizes revenue upon shipment of the product.  While the Company is still in the process of completing an analysis of all of its revenue generating activities and the contracts which might impact its revenue generating activities in light of the new standard, the Company does not believe that any of its revenue streams will be materially affected by the adoption of ASU 2014-09, and therefore it does not expect its Consolidated Statements of Operations will be materially affected.  The Company plans to adopt ASU 2014-09 using the modified retrospective approach and recognize a cumulative effect of the change, if any, to opening retained earnings in the year of adoption.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15 (“ASU 2014-15”), “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern.” ASU 2014-15 requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern for a period of one year after the date the financial statements are issued and provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. Certain disclosures will be required if conditions give rise to substantial doubt about an entity’s ability to continue as a going concern. ASU 2014-15 applies to all entities and is effective for the Company beginning January 1, 2017, with early adoption permitted. The Company applied this guidance in 2016 and the effect of adopting this standard was not significant to the Company’s Consolidated Financial Statements.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02 (“ASU 2016-02”), “Leases,” which requires the recognition of lease assets and lease liabilities by lessees for all leases greater than one year in duration and classified as operating leases under previous guidance.  ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim periods within those periods, with early adoption permitted.  ASU 2016-02 must be adopted using a modified retrospective transition and requires application of the new guidance at the beginning of the

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share amounts)

Years Ended December 31, 2016, 2015 and 2014

earliest comparative period presented.  As of December 31, 2016 and 2015, the Company’s undiscounted minimum contractual commitments under long-term leases, which were not recorded on the Company’s Consolidated Balance Sheets, were $6,778 and $6,771, respectively, which is an estimate of the effect on total assets and total liabilities that the new accounting standard would have on those dates.  The Company is currently evaluating the effect that this standard will have on the Company’s Consolidated Financial Statements.

In March 2016, the FASB issued Accounting Standards Update No. 2016-09 (“ASU 2016-09”), “Compensation–Stock Compensation,” which requires that excess tax benefits (which represent the excess of actual tax benefits received at the date of vesting or settlement over the vesting period or upon issuance of share-based payments) and tax deficiencies (which represents the amount by which actual tax benefits received at the date of vesting or settlement is lower than the benefits recognized over the vesting period or upon issuance of share-based payments) be recorded in the income statement as a reduction or increase of income taxes when an award vests.  It also requires excess tax benefits to be classified as an operating activity in the statement of cash flows rather than a financing activity.  In addition, it simplifies other aspects of share-based payment transactions, including classification of awards that permit repurchase to satisfy statutory tax withholding requirements and classification of tax payments on behalf of employees on the statement of cash flows.  ASU 2016-09 is effective for fiscal years beginning after December 15, 2016 and interim periods within those periods, with early adoption permitted.  The Company will adopt this guidance in the first quarter 2017.  Application of ASU 2016-09 may create volatility in the Company’s effective tax rate and diluted earnings per share due to the tax effects being recorded to the Company’s Consolidated Statements of Income.  The volatility in future periods will depend primarily on the Company’s stock price at the vesting dates and the number of awards that vest each period.  As permitted by the guidance, the Company will elect to recognize forfeitures as they occur, rather than estimating forfeitures as previously required. The Company does not believe that adoption of ASU 2016-09 will have a material effect on the Company’s Consolidated Financial Statements.

(3) Banking Facilities and Debt

On May 7, 2015, the Company amended its credit agreement with Wells Fargo Bank, N.A. (the “Lender”) to, among other things, provide for a $75,000 revolving credit facility (the “New Revolving Facility”) and reduced interest rate margins and commitment fees (the “Amendment”).   The Amendment also provides for an incremental four-year accordion feature to borrow up to an additional $50,000 on the same terms, subject to approval by the Lender or another lender selected by the Company.  The terms of the Amendment provide for a final maturity of the New Revolving Facility and any incremental loan on May 7, 2020; interest rates, at the Company’s option, of LIBOR plus a margin of 1.000% (previously 1.750%) to 2.000% (previously 2.750%), or the Lender’s Prime Rate plus a margin of 0.000% to plus 1.000%; and a commitment fee range of 0.200% (previously 0.250%) to 0.350% (previously 0.400%) on the undrawn portion of the New Revolving Facility.  The New Revolving Facility interest rate margins and commitment fee are determined quarterly in accordance with a pricing grid based upon the Company’s Cash Flow Leverage Ratio, defined as the ratio of the Company’s total funded senior indebtedness to earnings before interest, taxes, depreciation, depletion, amortization and stock-based compensation expense (“EBITDA”) for the 12 months ended on the last day of the most recent calendar quarter, plus pro forma EBITDA from any businesses acquired during the period.  Pursuant to a security agreement, dated August 25, 2004, the New Revolving Facility is secured by the Company’s existing and hereafter acquired tangible assets, intangible assets and real property.  The maturity of the New Revolving Facility and any incremental loans can be accelerated if any event of default, as defined under the credit agreement, occurs.  The Company’s maximum Cash Flow Leverage Ratio is 3.50 to 1 (previously 3.25 to 1).  As of October 27, 2016, the Company amended its credit agreement to increase the letter of credit sublimit under the New Revolving Facility from $5,000 to $10,000.

The Company may pay dividends so long as it remains in compliance with the provisions of the Company’s credit agreement, and may purchase, redeem or otherwise acquire shares of its common stock so long as its pro forma

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share amounts)

Years Ended December 31, 2016, 2015 and 2014

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

On May 7, 2015, the Company paid off the $15,400 balance then outstanding on the Term Loan and Draw Term Loan, as well as paid $500 to repurchase the related hedges, from cash on hand.  The cost to repurchase the hedges was included in interest expense.  The Company had no debt outstanding at December 31, 2016 or 2015.  The Company had $6,381 of letters of credit issued at December 31, 2016, which count as draws against the available commitment under the New Revolving Facility.

(4) Comprehensive Income

The components of comprehensive income for the years ended December 31 are as follows:

	2016	2015	2014

Net income	$17,754	$12,886	$19,367
Minimum pension liability adjustments	—	946	(127)
Mark to market of foreign exchange hedges	(352)
Reclassification to interest expense	—	678	921
Mark to market of interest rate hedges	—	(15)	(49)
Deferred income tax benefit (expense)	129	(585)	(271)
Comprehensive income	$17,531	$13,910	$19,841

Amounts reclassified to interest expense were for payments made by the Company pursuant to the Company’s interest rate hedges.

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share amounts)

Years Ended December 31, 2016, 2015 and 2014

(5) Income Taxes

Income tax expense for the years ended December 31 is as follows:

	2016	2015	2014
Current income tax expense	$5,087	$4,822	$5,282
Deferred income tax expense (benefit)	777	(227)	1,273
Income tax expense	$5,864	$4,595	$6,555

A reconciliation of income taxes computed at the federal statutory rate to income tax expense for the years ended December 31 is as follows:

	2016		2015		2014
		Percent of		Percent of		Percent of
		Pretax		Pretax		Pretax
	Amount	Income	Amount	Income	Amount	Income
Income taxes computed at the federal statutory rate	$8,266	35.0%	$6,118	35.0%	$9,073	35.0%
(Reduction) increase in taxes resulting from:
Statutory depletion in excess of cost depletion	(1,854)	(7.9)	(1,708)	(9.8)	(2,139)	(8.2)
Manufacturing deduction	(666)	(2.8)	(548)	(3.1)	(574)	(2.2)
State income taxes, net of federal income tax benefit	202	0.9	309	1.8	104	0.4
Other	(84)	(0.4)	424	2.4	91	0.3
Income tax expense	$5,864	24.8%	$4,595	26.3%	$6,555	25.3%

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

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share amounts)

Years Ended December 31, 2016, 2015 and 2014

Components of the Company’s deferred tax liabilities and assets are as follows:

	December 31,	December 31,
	2016	2015
Deferred tax liabilities
Lime and limestone property, plant and equipment	$17,907	$18,833
Natural gas interests drilling costs and equipment	2,811	3,101
	20,718	21,934
Deferred tax assets
Alternative minimum tax credit carry forwards	296	2,259
Fair value liability of foreign exchange hedges	129	—
Other	461	491
	886	2,750
Deferred tax liabilities, net	$19,832	$19,184

Current income taxes are classified on the Company’s Consolidated Balance Sheets as follows:

Prepaid expenses and other current assets	$75	$286

The Company had no federal net operating loss carry forwards at December 31, 2016. Deferred tax assets are considered fully recognizable because of the Company’s recent income history and expectations of income in the future.  The Company’s federal income tax returns for the year ended December 31, 2013 and subsequent years remain subject to examination.  The Company’s income tax returns in certain state income tax jurisdictions remain subject to examination for various periods for the year ended December 31, 2013 and subsequent years.  The Company treats interest and penalties on income tax liabilities as income tax expense.

(6) Employee Retirement Plans

During the second quarter 2015, after receipt of a favorable determination letter from the Internal Revenue Service, the Company terminated a noncontributory defined benefit plan that, prior to the termination, covered substantially all of the union employees previously employed by its wholly owned subsidiary, Corson Lime Company (the “Plan”).  In 1997, the Company sold substantially all of the assets of Corson Lime Company, and all benefits for participants in the Plan were frozen. During 1997 and 1998, the Company made contributions to the Plan that were intended to fully fund the benefits earned by the participants. The Company recorded comprehensive income of $602, net of $344 tax expense, and comprehensive loss of $81, net of $46 tax benefit, for the years ended December 31, 2015 and 2014, respectively.  The Company made contributions of $233 and $0 to the Plan in 2015 and 2014, respectively. As a result of the termination, the Company will not be required to make any further contributions to the Plan.

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

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share amounts)

Years Ended December 31, 2016, 2015 and 2014

The following table provides the components of the Plan net periodic benefit cost:

	Years Ended December 31,
	2016	2015	2014
Interest cost	$—	$44	$87
Expected return on plan assets	—	(18)	(38)
Amortization of net actuarial loss	—	65	65
Net periodic benefit cost	$—	$91	$114
Settlement charge		814	—
Total net periodic benefit cost	$—	$905	$114

The Company has a contributory retirement (401(k)) savings plans for non‑union employees and for union employees of Arkansas Lime Company and Texas Lime Company. Company contributions to these plans were $185, $174 and $184 in 2016, 2015 and 2014, respectively.

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

The number of shares of common stock that may be subject to outstanding awards granted under the 2001 Plan (determined immediately after the grant of any award) may not exceed 741,413 from the inception of the 2001 Plan. In addition, no individual may receive awards in any one calendar year of more than 100,000 shares of common stock. Stock options granted under the 2001 Plan expire ten years from the date of grant and generally become exercisable, or vest, immediately. Restricted stock generally vests over periods of one‑half to three years. Upon the exercise of stock options, the Company issues common stock from its non‑issued authorized or treasury shares that have been reserved for issuance pursuant to the 2001 Plan. At December 31, 2016, the number of shares of common stock remaining available for future grants of stock options, restricted stock or other forms of stock‑based compensation under the 2001 Plan was 100,199.

The Company recorded $1,036, $1,199 and $1,102 for stock‑based compensation expense related to stock options and shares of restricted stock for 2016, 2015 and 2014, respectively. The amounts included in cost of revenues were $148, $154 and $185 and in selling, general and administrative expense were $888, $1,045 and $917, for 2016, 2015 and 2014, respectively.

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share amounts)

Years Ended December 31, 2016, 2015 and 2014

A summary of the Company’s stock option and restricted stock activity and related information for the year ended December 31, 2016 and certain other information for the years ended December 31, 2016, 2015 and 2014 are as follows:

		Weighted-			Weighted-
		Average	Aggregate		Average
	Stock	Exercise	Intrinsic	Restricted	Grant-Date
	Options	Price	Value	Stock	Fair Value
Outstanding (stock options); non-vested (restricted stock) at December 31, 2015	56,600	$53.03	$357	17,411	$57.75
Granted	9,900	70.37	—	16,813	68.12
Exercised (stock options); vested (restricted stock)	(7,000)	32.28	150	(16,422)	55.28
Forfeited	—	—	—	(105)	65.42
Outstanding (stock options); non-vested (restricted stock) at December 31, 2016	59,500	$58.36	$1,035	17,697	$64.01
Exercisable at December 31, 2016	59,500	$58.36	$1,035	n/a	n/a

	2016	2015	2014
Weighted-average fair value of stock options granted during the year	$13.12	$10.79	$14.62
Weighted-average remaining contractual life for stock options in years	6.78	6.32	6.46
Total fair value of stock options vested during the year	$130	$107	$145
Total intrinsic value of stock options exercised during the year	$150	$30	$657
Total fair value of restricted stock vested during the year	$907	$1,099	$955

There were no non‑vested stock options at December 31, 2016, and the weighted‑average remaining contractual life of the outstanding and exercisable stock options at such date was 6.78 years. The total compensation cost not yet recognized for restricted stock at December 31, 2016 was $1,056, which will be recognized over the weighted average of 1.08 years.

The fair value for the stock options was estimated at the date of grant using a lattice‑based option valuation model, with the following weighted‑average assumptions for the 2016, 2015 and 2014 grants: risk‑free interest rates of 0.92% to 1.49% (weighted average 1.37%) in 2016, 0.98% to 1.28% (weighted average 1.05%) in 2015 and 0.89% to 1.17% (weighted average 1.10%) in 2014; a dividend yield of 0.67% to 1.00% (weighted average 0.74%) in 2016 and 0.80% to 0.91% (weighted average 0.83%) in 2015 and 0.70% to 0.90% (weighted average of 0.75%) in 2014; and a volatility factor of .264 to .275 (weighted average .266) in 2016, .272 to .284 (weighted average .275) in 2015 and .294 to .316 (weighted average .299) in 2014, based on the monthly per‑share closing prices for three years preceding the date of issuance. In addition, the fair value of these options was estimated based on an expected life of three years. The fair value of restricted stock is based on the closing per‑share price of the Company’s common stock on the date of grant.

(8) Share Repurchases

In December 2015, the Company commenced a publicly announced share repurchase program to repurchase up to $10,000 of its common stock.  During December 2015, the Company repurchased 3,086 shares at a weighted-average price of $54.79 per share.  Pursuant to the share repurchase program, in 2016 the Company repurchased 50,068 shares at a weighted-average price of $53.52 per share.

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share amounts)

Years Ended December 31, 2016, 2015 and 2014

In addition, during 2016, pursuant to provisions in the 2001 Plan that allows employees and directors to pay the tax withholding liability upon the lapse of restrictions on restricted stock in either cash and/or delivery of shares of the Company’s common stock, the Company repurchased 3,864 shares at a weighted-average price of $64.26 per share.

(9) Commitments and Contingencies

The Company leases some of the equipment used in its operations under operating leases. Generally, the leases are for periods varying from one to five years and are renewable at the option of the Company. The Company also has a lease for corporate office space. Total lease and rent expense was $2,659, $2,307 and $2,227 for 2016, 2015 and 2014, respectively. As of December 31, 2016, future minimum payments under operating leases that were either non‑cancelable or subject to significant penalty upon cancellation were $1,659 for 2017, $1,129 for 2018, $1,018 for 2019, $704 for 2020, $498 for 2021 and $0 thereafter.

The Company is party to lawsuits and claims arising in the normal course of business, none of which, in the opinion of management, is expected to have a material adverse effect on the Company’s financial condition, results of operations, cash flows or competitive position.

The Company is not contractually committed to any planned capital expenditures until actual orders are placed for equipment or services. At December 31, 2016, the Company had approximately $8,639 for open equipment and construction contracts and orders related to the new kiln project at its St. Clair facilities. One of the contracts for this project requires future payments totaling 5,538 Euros.  In November 2016, to hedge against potential losses due to changes in the Euro to U.S. Dollar exchange rates, the Company entered into foreign exchange (“FX”) hedges with Wells Fargo Bank, N.A. as the counterparty to the hedges to fix the exchange rate for the 5,538 Euros.  The hedges have been effective as defined under applicable accounting rules.  Therefore, changes in fair value of the FX hedges are reflected in comprehensive income.  The Company will be exposed to credit losses in the event of non-performance by the counterparty to the hedges.  Due to the strengthening of the U.S. Dollar, compared to the Euro, the fair value of the FX hedges resulted in a liability of $352 in 2016, which is included in accrued expenses ($309) and other liabilities ($43).

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

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share amounts)

Years Ended December 31, 2016, 2015 and 2014

Operating results and certain other financial data for the years ended December 31, 2016, 2015 and 2014 for the Company’s two business segments are as follows:

Revenues	2016	2015	2014
Lime and limestone operations	$137,190	$128,390	$144,567
Natural gas interests	2,092	2,447	5,274
Total revenues	$139,282	$130,837	$149,841
Depreciation, depletion and amortization
Lime and limestone operations	$15,063	$14,910	$13,811
Natural gas interests	868	874	895
Total depreciation, depletion and amortization	$15,931	$15,784	$14,706
Gross profit
Lime and limestone operations	$33,032	$28,400	$33,958
Natural gas interests	60	314	2,833
Total gross profit	$33,092	$28,714	$36,791
Identifiable assets, at year end
Lime and limestone operations	$126,015	$125,703	$128,961
Natural gas interests	7,768	8,540	9,762
Unallocated corporate assets and cash items	76,376	62,256	61,263
Total identifiable assets	$210,159	$196,499	$199,986
Capital expenditures
Lime and limestone operations	$17,649	$11,444	$15,352
Natural gas interests	15	15	25
Total capital expenditures	$17,664	$11,459	$15,377

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

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share amounts)

Years Ended December 31, 2016, 2015 and 2014

The following sets forth certain information with respect to the Company’s results of operations and costs incurred for its natural gas interests for the years ended December 31, 2016, 2015 and 2014:

	2016	2015	2014
Results of Operations
Revenues	$2,092	$2,447	$5,274
Production and operating costs	1,164	1,259	1,546
Depreciation and depletion	868	874	895
Results of operations before income taxes	60	314	2,833
Income tax (benefit) expense	(93)	(19)	742
Results of operations (excluding corporate overhead and interest costs)	$153	$333	$2,091
Costs Incurred
Development costs incurred	$15	$15	$25
Exploration costs	—	—	—
Capitalized asset retirement costs	—	—	—
Property acquisition costs	—	—	—
Capitalized Costs
Natural gas properties-proved	$18,412	$18,398	$18,384
Less: accumulated depreciation and depletion	10,900	10,030	9,153
Net capitalized costs for natural gas properties	$7,512	$8,368	$9,231

Unaudited Oil and Natural Gas Reserve and Standardized Measure Information

The independent petroleum engineering firm of DeGolyer and MacNaughton has been retained by the Company to estimate its proved natural gas reserves as of December 31, 2016. No events have occurred since December 31, 2016 that would have a material effect on the estimated proved reserves.

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

In calculating the future net cash flows for its royalty and non‑operating working interests in the table below as of December 31, 2016, 2015 and 2014, the Company utilized 12‑month average prices of $2.65, $2.80 and $4.61 per MCF of natural gas and $16.61, $14.92 and $30.20 per BBL of natural gas liquids, respectively.

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share amounts)

Years Ended December 31, 2016, 2015 and 2014

Unaudited Summary of Changes in Proved Reserves

		Natural Gas		Natural Gas		Natural Gas
	Natural	Liquids	Natural Gas	Liquids	Natural Gas	Liquids
	Gas (BCF)	(MMBBLS)	(BCF)	(MMBBLS)	(BCF)	(MMBBLS)
	2016	2016	2015	2015	2014	2014
Proved reserves - beginning of year	5.3	0.7	6.7	1.0	7.6	1.1
Revisions of previous estimates	(0.9)	(0.1)	(0.9)	(0.2)	(0.3)	—
Extensions and discoveries	—	—	—	—	—	—
Production	(0.5)	(0.1)	(0.5)	(0.1)	(0.6)	(0.1)
Proved reserves - end of year	3.9	0.5	5.3	0.7	6.7	1.0
Proved developed reserves - end of year	3.9	0.5	5.3	0.7	6.7	1.0

Unaudited Standardized Measure of Discounted Future Net Cash Flows

	2016	2015	2014
Future estimated gross revenues	$17,908	$25,916	$60,073
Future estimated production and development costs	(8,402)	(12,019)	(23,242)
Future estimated net revenues	9,506	13,897	36,831
Future estimated income tax expense	(2,458)	(3,642)	(10,105)
Future estimated net cash flows	7,048	10,255	26,726
10% annual discount for estimated timing of cash flows	(2,851)	(4,969)	(13,438)
Standardized measure of discounted future estimated net cash flows	$4,197	$5,286	$13,288

Unaudited Changes in Standardized Measure of Discounted Future Net Cash Flows

	2016	2015	2014
Standardized measure - beginning of year	$5,286	$13,288	$13,578
Net change in sales prices and production costs	(1,403)	(12,535)	2,180
Sales of natural gas produced, net of production costs	(928)	(1,188)	(3,730)
Net change due to changes in quantity estimates	(1,732)	(2,625)	(586)
Previously estimated development costs incurred	—	14	21
Net change in income taxes	414	3,147	90
Accretion of discount	571	1,570	1,594
Timing of production of reserves and other	1,989	3,615	141
Standardized measure - end of year	$4,197	$5,286	$13,288

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share amounts)

Years Ended December 31, 2016, 2015 and 2014

(13) Summary of Quarterly Financial Data (unaudited)

	2016
	March 31,	June 30,	September 30,	December 31,
Revenues
Lime and limestone operations	$33,154	$32,376	$38,096	$33,564
Natural gas interests	432	504	554	602
	$33,586	$32,880	$38,650	$34,166
Gross profit (loss)
Lime and limestone operations	$7,929	$7,245	$10,503	$7,355
Natural gas interests	(81)	(4)	66	79
	$7,848	$7,241	$10,569	$7,434
Net income	$4,066	$3,687	$6,081	$3,920
Basic income per common share	$0.73	$0.66	$1.09	$0.70
Diluted income per common share	$0.73	$0.66	$1.09	$0.70

	2015
	March 31,	June 30,	September 30,	December 31,
Revenues
Lime and limestone operations	$29,362	$31,779	$36,452	$30,797
Natural gas interests	702	671	577	497
	$30,064	$32,450	$37,029	$31,294
Gross profit (loss)
Lime and limestone operations	$5,697	$6,809	$10,320	$5,575
Natural gas interests	167	204	47	(105)
	$5,864	$7,013	$10,367	$5,470
Net income	$2,365	$2,559	$5,676	$2,286
Basic income per common share	$0.42	$0.46	$1.01	$0.41
Diluted income per common share	$0.42	$0.46	$1.01	$0.41

(14) Subsequent Event

On January 30, 2017, the Company declared an increased regular quarterly cash dividend of $0.135 (13.5 cents) per share on the Company’s common stock. This dividend is payable on March 17, 2017 to shareholders of record at the close of business on February 24, 2017.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

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

As of December 31, 2016, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in the 2013 “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

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

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information appearing under “Election of Directors,” “Nominees for Director,” “Executive Officers Who Are Not Directors” and “Corporate Governance” in the definitive Proxy Statement for the Company’s 2017 Annual Meeting of Shareholders (the “2017 Proxy Statement”) is hereby incorporated by reference in answer to this Item 10. The Company anticipates that it will file the 2017 Proxy Statement with the SEC on or before April 1, 2017.

ITEM 11.  EXECUTIVE COMPENSATION.

The information appearing under “Executive Compensation” and “Compensation of Directors” in the 2017 Proxy Statement is hereby incorporated by reference in answer to this Item 11.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information appearing under “Voting Securities and Principal Shareholder,” “Shareholdings of Company Directors and Executive Officers” and “Executive Compensation” in the 2017 Proxy Statement is hereby incorporated by reference in answer to this Item 12.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information appearing under “Voting Securities and Principal Shareholder” and “Corporate Governance” in the 2017 Proxy Statement is hereby incorporated by reference in answer to this Item 13.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information appearing under “Independent Auditors” in the 2017 Proxy Statement is hereby incorporated by reference in answer to this Item 14.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)1.    The following financial statements are included in Item 8:

Reports of Independent Registered Public Accounting Firm
Consolidated Financial Statements:
Consolidated Balance Sheets as of December 31, 2016 and 2015;
Consolidated Statements of Income for the Years Ended December 31, 2016, 2015 and 2014;
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2016, 2015 and 2014;
Consolidated Statements of Stockholders’ Equity for the Years Ended December, 31, 2016, 2015 and 2014;
Consolidated Statements of Cash Flows for the Years Ended December 31, 2016, 2015 and 2014; and
Notes to Consolidated Financial Statements.

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

10.11

Sixth Amendment to Credit Agreement dated as of October 27, 2016 among United States Lime & Minerals, Inc., each lender from time to time a party thereto, and Wells Fargo Bank, N.A., as administrative agent.

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

ITEM 16.  FORM 10-K SUMMARY.

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED STATES LIME & MINERALS, INC.

Date: March 3, 2017	By:	/s/ Timothy W. Byrne
Timothy W. Byrne,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 3, 2017	By:	/s/ Timothy W. Byrne
Timothy W. Byrne,
President, Chief Executive Officer, and Director (Principal Executive Officer)

Date: March 3, 2017	By:	/s/ M. Michael Owens
M. Michael Owens,
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: March 3, 2017	By:	/s/ Antoine M. Doumet
Antoine M. Doumet,
Director and Chairman of the Board

Date: March 3, 2017	By:	/s/ Richard W. Cardin
Richard W. Cardin,
Director

Date: March 3, 2017	By:	/s/ Billy R. Hughes
Billy R. Hughes,
Director

Date: March 3, 2017	By:	/s/ Edward A. Odishaw
Edward A. Odishaw,
Director and Vice Chairman of the Board

EXHIBIT INDEX

10.11	SIXTH AMENDMENT TO CREDIT AGREEMENT.
21.1	SUBSIDIARIES OF THE COMPANY.

23.1	CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM.

23.2	CONSENT OF INDEPENDENT PETROLEUM ENGINEERS.

31.1	RULE 13a‑14(a)/15d‑14(a) CERTIFICATION BY CHIEF EXECUTIVE OFFICER.

31.2	RULE 13a‑14(a)/15d‑14(a) CERTIFICATION BY CHIEF FINANCIAL OFFICER.

32.1	SECTION 1350 CERTIFICATION BY CHIEF EXECUTIVE OFFICER.

32.2	SECTION 1350 CERTIFICATION BY CHIEF FINANCIAL OFFICER.

95.1	MINE SAFETY DISCLOSURES.

99.1	REPORT OF INDEPENDENT PETROLEUM ENGINEERS.

101	INTERACTIVE DATA FILES.