Form 10-Q
period 2017-03-31
UNITED STATES LIME & MINERALS INC
filed 2017-04-28
CIK 82020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  Yes  ☒  No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer	☐	Accelerated filer ☒
Non-accelerated filer	☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)		Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: As of April 27, 2017, 5,578,539 shares of common stock, $0.10 par value, were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

(Unaudited)

	March 31,	December 31,
	2017	2016
ASSETS
Current assets
Cash and cash equivalents	$75,813	$74,712
Trade receivables, net	20,025	16,781
Inventories, net	11,817	12,433
Prepaid expenses and other current assets	1,067	1,110
Total current assets	108,722	105,036
Property, plant and equipment
Property, plant and equipment	287,890	285,594
Less accumulated depreciation and depletion	(183,120)	(180,613)
Property, plant and equipment, net	104,770	104,981
Other assets, net	137	142
Total assets	$213,629	$210,159
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$5,005	$5,587
Accrued expenses	4,114	3,521
Total current liabilities	9,119	9,108
Deferred tax liabilities, net	19,285	19,832
Other liabilities	1,476	1,580
Total liabilities	29,880	30,520
Stockholders’ equity
Common stock	657	657
Additional paid-in capital	23,120	22,831
Accumulated other comprehensive loss	(192)	(223)
Retained earnings	213,637	209,770
Less treasury stock, at cost	(53,473)	(53,396)
Total stockholders’ equity	183,749	179,639
Total liabilities and stockholders’ equity	$213,629	$210,159

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2017		2016
Revenues
Lime and limestone operations	$35,517	98.2%	$33,154	98.7%
Natural gas interests	636	1.8%	432	1.3%
	36,153	100.0%	33,586	100.0%
Cost of revenues
Labor and other operating expenses	23,679	65.5%	21,829	65.0%
Depreciation, depletion and amortization	4,236	11.7%	3,909	11.6%
	27,915	77.2%	25,738	76.6%
Gross profit	8,238	22.8%	7,848	23.4%
Selling, general and administrative expenses	2,420	6.7%	2,400	7.2%
Operating profit	5,818	16.1%	5,448	16.2%
Other expense (income)
Interest expense	59	0.2%	59	0.1%
Other income, net	(179)	(0.5)%	(43)	(0.1)%
	(120)	(0.3)%	16	0.0%
Income before income taxes	5,938	16.4%	5,432	16.2%
Income tax expense	1,318	3.6%	1,366	4.1%
Net income	$4,620	12.8%	$4,066	12.1%
Net income per share of common stock
Basic	$0.83		$0.73
Diluted	$0.83		$0.73
Cash dividends per share of common stock	$0.135		$0.125

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Net income	$4,620	$4,066
Other comprehensive income
Mark to market on foreign exchange hedges, net of tax expense of $18 for the 2017 period	31	—
Total other comprehensive income	31	—
Comprehensive income	$4,651	$4,066

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
OPERATING ACTIVITIES:
Net income	$4,620	$4,066
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	4,290	3,992
Amortization of deferred financing costs	4	4
Deferred income taxes	(565)	58
Loss on disposition of property, plant and equipment	50	47
Stock-based compensation	289	223
Changes in operating assets and liabilities:
Trade receivables, net	(3,244)	(948)
Inventories, net	616	956
Prepaid expenses and other current assets	43	350
Other assets	1	1
Accounts payable and accrued expenses	84	(815)
Other liabilities	(49)	(52)
Net cash provided by operating activities	6,139	7,882
INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(4,208)	(3,935)
Proceeds from sale of property, plant and equipment	—	28
Net cash used in investing activities	(4,208)	(3,907)
FINANCING ACTIVITIES:
Cash dividends paid	(753)	(696)
Proceeds from exercise of stock options	—	154
Purchase of treasury shares	(77)	(2,733)
Net cash used in financing activities	(830)	(3,275)
Net increase in cash and cash equivalents	1,101	700
Cash and cash equivalents at beginning of period	74,712	59,926
Cash and cash equivalents at end of period	$75,813	$60,626

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.    Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by United States Lime & Minerals, Inc. (the “Company”) without independent audit.  In the opinion of the Company’s management, all adjustments of a normal and recurring nature necessary to present fairly the financial position, results of operations, comprehensive income and cash flows for the periods presented have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2016.  The results of operations for the three-month period ended March 31, 2017 are not necessarily indicative of operating results for the full year.

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

3.    Accounting Policies

Revenue Recognition.  The Company recognizes revenue for its Lime and Limestone Operations in accordance with the terms of its purchase orders, contracts or purchase agreements, which are generally upon shipment, and when payment is considered probable. Revenues include external freight billed to customers with related costs in cost of revenues.  The Company’s returns and allowances are minimal.  External freight billed to customers in first quarter 2017 and 2016 revenues was $6.1 million and $5.1 million, respectively, which approximates the amount of external freight included in cost of revenues. Sales taxes billed to customers are not included in revenues.  For its Natural Gas Interests, the Company recognizes revenue in the month of production and delivery.

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

Comprehensive Income.  Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income.  Certain changes in assets and liabilities, such as mark-to-market gains or losses on interest rate and foreign exchange hedges, are reported as a separate component of the equity section of the balance sheet.  Such items, along with net income, are components of comprehensive income.

Fair Values of Financial Instruments.  Fair value is defined as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.”  The Company uses a three-tier fair value hierarchy, which classifies the inputs used in measuring fair values, in determining the fair value of its financial assets and liabilities.  These tiers include:  Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets; Level 2, defined as observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.  Specific inputs used to value the Company’s foreign exchange hedges were Euro to U.S. Dollar exchange rates for the expected future payment dates for the Company’s commitments denominated in Euros. See Note 6.  There were no changes in the methods and assumptions used in measuring fair value.

The Company’s financial  liabilities measured at fair value on a recurring basis at March 31, 2017 and December 31, 2016 are summarized below (in thousands):

			Significant Other
			Observable Inputs
			(Level 2)
	March 31,	December 31,	March 31,	December 31,
	2017	2016	2017	2016	Valuation Technique
Foreign exchange hedges	$(303)	$(352)	$(303)	$(352)	Cash flows approach

New Accounting Pronouncements.  In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2014-09 (“ASU 2014-09”), “Revenue from Contracts with Customers,” which stipulates that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  To achieve this core principle, an entity should apply the following steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract(s); (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract(s); and (5) recognize revenue when (or as) the entity satisfies a performance obligation.  The new guidance will be effective for the Company beginning January 1, 2018, with early adoption permitted for annual periods beginning after December 15, 2016.  Almost all of the Company’s purchase orders, contracts or purchase agreements do not contain performance obligations other than delivery of the agreed upon product, which is primarily FOB shipping point.  Thus, the Company generally recognizes revenue upon shipment of the product.  While the Company is still in the process of completing an analysis of all of its revenue generating activities and the contracts which might impact its revenue generating activities in light of the new standard, the Company does not believe that any of its revenue streams will be materially affected by the adoption of ASU 2014-09, and therefore it does not expect its Consolidated Statements of Operations will be materially affected.  The Company plans to adopt ASU 2014-09 beginning January 1, 2018 using the modified retrospective approach and recognize a cumulative effect of the change, if any, to opening retained earnings in the year of adoption.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02 (“ASU 2016-02”), “Leases,” which requires the recognition of lease assets and lease liabilities by lessees for all leases greater than one year in duration and classified as operating leases under previous guidance.  ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim periods within those periods, with early adoption permitted.  ASU 2016-02 must be adopted using a modified retrospective transition and requires application of the new guidance at the beginning of the earliest comparative period presented.  As of December 31, 2016, the Company’s undiscounted minimum contractual commitments under long-term leases, which were not recorded on the Company’s December 31, 2016 Consolidated Balance Sheet, was $6.8 million, which is an estimate of the effect on total assets and total liabilities that the new accounting standard would have on that date.  The Company is currently evaluating the effect that this standard will have on the Company’s Consolidated Financial Statements.

In March 2016, the FASB issued Accounting Standards Update No. 2016-09 (“ASU 2016-09”), “Compensation–Stock Compensation,” which requires that excess tax benefits (which represent the excess of actual tax benefits received at the date of vesting or settlement over the vesting period or upon issuance of share-based payments) and tax deficiencies (which represents the amount by which actual tax benefits received at the date of vesting or settlement is lower than the benefits recognized over the vesting period or upon issuance of share-based payments) be recorded in the income statement as a reduction or increase of income taxes when an award vests.  It also requires excess tax benefits to be classified as an operating activity in the statement of cash flows rather than a financing activity.  In addition, it simplifies other aspects of share-based payment transactions, including classification of awards that permit repurchase to satisfy statutory tax withholding requirements and classification of tax payments on behalf of employees on the statement of cash flows.  The Company adopted this guidance in the first quarter 2017, and it did not have a material effect on the Company’s Condensed Consolidated Financial Statements.

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

The following table sets forth operating results and certain other financial data for the Company’s two business segments (in thousands):

	Three Months Ended March 31,
	2017	2016
Revenues
Lime and limestone operations	$35,517	$33,154
Natural gas interests	636	432
Total revenues	$36,153	$33,586
Depreciation, depletion and amortization
Lime and limestone operations	$4,031	$3,714
Natural gas interests	205	195
Total depreciation, depletion and amortization	$4,236	$3,909
Gross profit (loss)
Lime and limestone operations	$8,020	$7,929
Natural gas interests	218	(81)
Total gross profit	$8,238	$7,848
Capital expenditures
Lime and limestone operations	$4,206	$3,931
Natural gas interests	2	4
Total capital expenditures	$4,208	$3,935

5.    Income Per Share of Common Stock

The following table sets forth the computation of basic and diluted income per common share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2017	2016
Net income for basic and diluted income per common share	$4,620	$4,066
Weighted-average shares for basic income per common share	5,576	5,577
Effect of dilutive securities:
Employee and director stock options(1)	9	3
Adjusted weighted-average shares and assumed exercises for diluted income per common share	5,585	5,580
Basic net income per common share	$0.83	$0.73
Diluted net income per common share	$0.83	$0.73

(1)	Excludes 35 stock options for the 2016 period as anti-dilutive because the exercise price exceeded the average per share market price for the period.

6.    Accumulated Other Comprehensive Loss

The following table presents the components of comprehensive income (in thousands):

	Three Months Ended March 31,
	2017	2016
Net income	$4,620	$4,066
Mark to market of foreign exchange hedges	49	—
Deferred income tax expense	(18)	—
Comprehensive income	$4,651	$4,066

In November 2016, to hedge against potential losses due to changes in the Euro to U.S. Dollar exchange rates, the Company entered into foreign exchange (“FX”) hedges with Wells Fargo Bank, N.A. as the counterparty to the hedges to fix the exchange rate for approximately 5.5 million Euros in connection with a contractual obligation related to the St. Clair kiln project.  The Company will be exposed to credit losses in the event of non-performance by the counterparty to the FX hedges.  The FX hedges have been effective as defined under applicable accounting rules.  Therefore, changes in fair value of the FX hedges are reflected in comprehensive income.  Due to the strengthening of the U.S. Dollar, compared to the Euro, in the period since the Company entered into the FX hedges, the fair value of the FX hedges resulted in a liability of $303 thousand and $352 thousand at March 31, 2017 and December 31, 2016, respectively, which is included in accrued expenses ($265 thousand and $309 thousand, at March 31, 2017 and December 31, 2016, respectively) and other liabilities ($38 thousand and $43 thousand, at March 31, 2017 and December 31, 2016, respectively).

7.    Inventories, Net

Inventories are valued principally at the lower of cost, determined using the average cost method, or market.  Costs for raw materials and finished goods include materials, labor, and production overhead.  Inventories, net consisted of the following (in thousands):

	March 31,	December 31,
	2017	2016
Lime and limestone inventories:
Raw materials	$4,169	$4,811
Finished goods	1,905	2,070
	$6,074	$6,881
Service parts inventories	5,743	5,552
	$11,817	$12,433

8.   Banking Facilities and Debt

The Company’s credit agreement with Wells Fargo Bank, N.A. (the “Lender”) provides for a $75 million revolving credit facility (the “Revolving Facility”) and an incremental four-year accordion feature to borrow up to an additional $50 million on the same terms, subject to approval by the Lender or another lender selected by the Company.  The Revolving Facility and any incremental loan mature on May 7, 2020.  Interest rates are, at the Company’s option, LIBOR plus a margin of 1.000% to 2.000%, or the Lender’s Prime Rate plus a margin of 0.000% to plus 1.000%; and a commitment fee range of 0.200% to 0.350% on the undrawn portion of the Revolving Facility.  The Revolving Facility interest rate margins and commitment fee are determined quarterly in accordance with a pricing grid based upon the Company’s Cash Flow Leverage Ratio, defined as the ratio of the Company’s total funded senior indebtedness to earnings before interest, taxes, depreciation, depletion, amortization and stock-based compensation expense (“EBITDA”) for the 12 months ended on the last day of the most recent calendar quarter, plus pro forma EBITDA from any businesses acquired during the period.  Pursuant to a security agreement, dated August 25, 2004, the Revolving Facility is secured by the Company’s existing and hereafter acquired tangible assets, intangible assets and real property.  The maturity of the Revolving Facility and any incremental loans can be accelerated if any event of default, as defined under the credit agreement, occurs.  The Company’s maximum Cash Flow Leverage Ratio is 3.50 to 1.  As of October 27, 2016, the

Company amended its credit agreement to increase the letter of credit sublimit under the Revolving Facility from $5 million to $10 million.

The Company may pay dividends so long as it remains in compliance with the provisions of the Company’s credit agreement, and may purchase, redeem or otherwise acquire shares of its common stock so long as its pro forma Cash Flow Leverage Ratio is less than 3.00 to 1.00 and no default or event of default exists or would exist after giving effect to such stock repurchase.

As of March 31, 2017, the Company had  no debt outstanding and no draws on the Revolving Facility other than $6.5 million of letters of credit, including $6.0 million related to the St. Clair kiln project, which count as draws against the available commitment under the Revolving Facility.

9.    Income Taxes

The Company has estimated that its effective income tax rate for 2017 will be approximately 22.2%.  The primary reasons for the effective rate being below the federal statutory rate is due to statutory depletion, which is allowed for income tax purposes and is a permanent difference between net income for financial reporting purposes and taxable income, and income tax credits associated with the ongoing construction of the St. Clair kiln project.

10.    Dividends and Share Repurchases

On March 17, 2017, the Company paid $0.8 million in cash dividends, based on a dividend of $0.135 (13.5 cents) per share on its common stock, to shareholders of record at the close of business on February 24, 2017.

In December 2015, the Company commenced a publicly announced share repurchase program to purchase up to $10 million of its common stock.  Pursuant to that program, the Company repurchased 50,068 shares in the first quarter 2016 at a weighted-average price of $53.52 per share.  In November 2016, the Company announced a 12-month extension of the repurchase program to repurchase up to the approximately $7.2 million of its common stock remaining under the program.  No shares have been repurchased under the program since the first quarter 2016.  Since the commencement of the share repurchase program through March 31, 2017, the Company has repurchased 53,154 shares at a weighted-average price of $53.59 per share.

11.    Subsequent Event

On April 25, 2017, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.135 (13.5 cents) per share on the Company’s common stock.  This dividend is payable on June 16, 2017 to shareholders of record at the close of business on May 26, 2017.

ITEM 2:     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements.  Any statements contained in this Report that are not statements of historical fact are forward‑looking statements as defined in the Private Securities Litigation Reform Act of 1995. Forward‑looking statements in this Report, including without limitation statements relating to the Company’s plans, strategies, objectives, expectations, intentions, and adequacy of resources, are identified by such words as “will,” “could,” “should,” “would,” “believe,” “possible,” “potential,” “expect,” “intend,” “plan,” “schedule,” “estimate,” “anticipate,” and “project.” The Company undertakes no obligation to publicly update or revise any forward‑looking statements. The Company cautions that forward‑looking statements involve risks and uncertainties that could cause actual results to differ materially from expectations, including without limitation the following: (i) the Company’s plans, strategies, objectives, expectations, and intentions are subject to change at any time at the Company’s discretion; (ii) the Company’s plans and results of operations will be affected by its ability to maintain and increase its revenues and manage its growth; (iii) the Company’s ability to meet short‑term and long‑term liquidity demands, including meeting the Company’s operating and capital needs, including for the modernization and expansion and development project at St. Clair and possible acquisitions, repurchasing the Company’s common stock and paying dividends, and conditions in the credit and equity markets, including the ability of the Company’s customers to meet their obligations; (iv) interruptions to operations and increased expenses at the Company’s facilities resulting from changes in mining methods or conditions, variability of chemical or physical properties of the Company’s limestone and its impact on process equipment and product quality, inclement weather conditions, natural disasters, accidents, IT systems failures or disruptions, including due to cybersecurity incidents, or regulatory requirements; (v) volatile coal, petroleum coke, diesel, natural gas, electricity, transportation and freight costs and the consistent availability of trucks and rail cars to deliver the Company’s products to its customers and solid fuels to its plants on a timely basis; (vi) unanticipated delays or cost overruns in completing modernization and expansion and development projects, including the Company’s St. Clair kiln project that is estimated to cost approximately $50 million through 2018; (vii) the Company’s ability to expand its Lime and Limestone Operations through projects and acquisitions of businesses with related or similar operations, including obtaining financing for such projects and acquisitions, and to sell any resulting increased production at acceptable prices; (viii) inadequate demand and/or prices for the Company’s lime and limestone products due to conditions in the U.S. economy, recessionary pressures in particular industries, including construction, steel, industrial and oil and gas services, reduced demand from utility plants, increased competition from competitors, effects of governmental fiscal and budgetary constraints, including the level of highway construction funding, and legislative impasses and economic and regulatory uncertainties under the new Administration and Congress, and inability to continue to maintain or increase prices for the Company’s products; (ix) uncertainties of prices and regulations with respect to the Company’s Natural Gas Interests, including the absence of drilling activities on the Company’s O & G Properties, a change in the operator of the wells drilled on the O & G Properties, inability to explore for new reserves, unitization of existing wells, declines in production rates and plugging and abandoning of existing wells; (x) ongoing and possible new regulations, investigations, enforcement actions and costs, legal expenses, penalties, fines, assessments, litigation, judgments and settlements, taxes and disruptions and limitations of operations, including those related to climate change and health and safety and those that could impact the Company’s ability to continue or renew its operating permits or successfully secure new permits in connection with its modernization and expansion and development projects; and (xi) other risks and uncertainties set forth in this Report or indicated from time to time in the Company’s filings with the Securities and Exchange Commission (the “SEC”), including the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

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

The Company’s Natural Gas Interests are held in its wholly owned subsidiary, U.S. Lime Company – O & G, LLC, and consist of royalty and non-operating working interests under the O & G Lease with EOG Resources, Inc. (“EOG”) and the Drillsite Agreement with XTO Energy, Inc. related to the Company’s Johnson County, Texas property, located in the Barnett Shale Formation, on which Texas Lime Company conducts its lime and limestone operations.  The Company has been informed that affilliated companies of Enervest, Ltd. have purchased EOG’s interests in the O & G Lease, and that another affiliate of Enervest, Ltd. will be the successor operator of the wells drilled under the O & G Lease.  No new wells have been drilled or completed on the O&G Properties since 2011.  The Company cannot predict if any additional wells will be drilled on the O & G Properties, or their results.

Revenues from the Company’s Lime and Limestone Operations increased 7.1% in the first quarter 2017, as compared to the first quarter 2016, primarily because of increased sales volumes of approximately 7.4%, for the Company’s lime and limestone products.  The Company’s increased sales volume in the first quarter 2017, as compared to last year’s first quarter, resulted primarily from increased demand for the Company’s lime and limestone products, principally from its oil and gas services customers, with continued strong demand from its constructions customers.  Average product prices realized for the Company’s lime and limestone products decreased approximately 0.3% in the first quarter 2017, compared to the first quarter 2016.

The Company’s gross profit from its Lime and Limestone Operations increased by 1.1% in the first quarter 2017, compared to the first quarter 2016.  The increased gross profit from the Company’s Lime and Limestone Operations in the 2017 period resulted primarily from the increased revenues discussed above, partially offset by increased discretionary outside contractor stripping costs.

Revenues from the Company’s Natural Gas Interests increased 47.2% in the first quarter 2017, compared to the first quarter 2016, resulting from higher natural gas and natural gas liquids prices in the first quarter 2017 (approximately 61.7%), partially offset by decreased production volumes resulting from the normal declines in production rates on the Company’s 39 existing natural gas wells (approximately 14.5%).  The Company’s gross profit from its Natural Gas Interests was $0.2 million in the first quarter 2017, compared to a $0.1 million loss in the first quarter 2016, primarily due to the increased revenues.

In December 2015, the Company commenced a publicly announced share repurchase program to purchase up to $10 million of its common stock.  In November 2016, the Company announced a 12-month extension of the repurchase program to repurchase up to the approximately $7.2 million of its common stock remaining under the program.  No shares have been repurchased under the program since the first quarter 2016, when the Company repurchased 50,068 shares at a weighted-average price of $53.52 per share. Since the commencement of the share repurchase program through the date of this Report, the Company has repurchased 53,154 shares at a weighted-average price of $53.59 per share.

The Company paid its regular quarterly cash dividend of $0.135 (13.5 cents) per share on its common stock in the first quarter 2017.  On April 25, 2017, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.135 (13.5 cents) per share on the Company’s common stock.  This dividend is payable on June 16, 2017 to shareholders of record at the close of business on May 26, 2017.

Liquidity and Capital Resources.

Net cash provided by operating activities was $6.1 million in the first quarter 2017, compared to $7.9 million in the first quarter 2016, a decrease of $1.8 million, or 23.4%.  The decrease primarily resulted from changes in working capital items, principally the $3.2 million increase in trade receivables, partially offset by the $0.6 million increase in net income in the first quarter 2017, compared to the first quarter 2016.  Net cash provided by operating activities is composed of net income, depreciation, depletion and amortization (“DD&A”), deferred income taxes and other non-cash items included in net income, and changes in working capital.  In the first quarter 2017, cash provided by operating activities was principally composed of $4.6 million net income and $4.3 million DD&A, compared to $4.1 million net income and $4.0 million DD&A in the first quarter 2016.  In addition to the increase in trade receivables, net discussed above, the most significant changes in working capital items in the first quarter 2017 were a decrease in inventories, net of $0.6 million and a decrease in deferred income taxes of $0.6 million.  The most significant changes in working capital items in the first quarter 2016 were an increase in trade receivables, net of $0.9 million, a decrease in inventories, net of $1.0 million and a decrease in accounts payable and accrued expenses of $0.8 million.  The increase in trade receivables, net in the 2017 first quarter resulted primarily from increased revenues in the first quarter 2017, compared to the fourth quarter 2016, while the increase in trade receivables, net in the 2016 first quarter resulted primarily from increased revenues in the first quarter 2016, compared to the fourth quarter 2015.

The Company had $4.2 million in capital expenditures in the first quarter 2017, including approximately $1.3 million on the St. Clair kiln project, which includes a new, more fuel-efficient vertical kiln and related plant improvements, compared to $3.9 million in the comparable period last year.  Through March 31, 2017, the Company had incurred approximately $4.4 million on the St. Clair kiln project.  The Company estimates that the St. Clair kiln project will cost approximately $50 million and be completed by the end of 2018.

Net cash used in financing activities was $0.8 million and $3.3 million in the 2017 and 2016 first quarter, respectively, consisting primarily of purchase of treasury shares of $0.1 million and $2.7 million in the first quarter 2017 and 2016, respectively. Additionally, the Company paid $0.8 million and $0.7 million in dividends during the first quarter 2017 and 2016, respectively.

Cash and cash equivalents increased $1.1 million to $75.8 million at March 31, 2017, from $74.7 million at December 31, 2016.

The Company’s credit agreement with Wells Fargo Bank, N.A. (the “Lender”) provides for a $75 million revolving credit facility (the “Revolving Facility”) and an incremental four-year accordion feature to borrow up to an additional $50 million on the same terms, subject to approval by the Lender or another lender selected by the Company.  The Revolving Facility and any incremental loan mature on May 7, 2020.  Interest rates are, at the Company’s option, LIBOR plus a margin of 1.000% to 2.000%, or the Lender’s Prime Rate plus a margin of 0.000% to plus 1.000%; and a commitment fee range of 0.200% to 0.350% on the undrawn portion of the Revolving Facility.  The Revolving Facility interest rate margins and commitment fee are determined quarterly in accordance with a pricing grid based upon the Company’s Cash Flow Leverage Ratio, defined as the ratio of the Company’s total funded senior indebtedness to earnings before interest, taxes, depreciation, depletion, amortization and stock-based compensation expense (“EBITDA”) for the 12 months ended on the last day of the most recent calendar quarter, plus pro forma EBITDA from any businesses acquired during the period.  Pursuant to a security agreement, dated August 25, 2004, the Revolving Facility is secured by the Company’s existing and hereafter acquired tangible assets, intangible assets and real property.  The maturity of the Revolving Facility and any incremental loans can be accelerated if any event of default, as defined under the credit agreement, occurs.  The Company’s maximum Cash Flow Leverage Ratio is 3.50 to 1.  As of October 27, 2016, the Company amended its credit agreement to increase the letter of credit sublimit under the Revolving Facility from $5 million to $10 million.

The Company may pay dividends so long as it remains in compliance with the provisions of the Company’s credit agreement, and may purchase, redeem or otherwise acquire shares of its common stock so long as its pro forma Cash Flow Leverage Ratio is less than 3.00 to 1.00 and no default or event of default exists or would exist after giving effect to such stock repurchase.

The Company is not contractually committed to any planned capital expenditures until actual orders are placed for equipment.  As of March 31, 2017, the Company had no material open orders or commitments that are not included in current liabilities on the March 31, 2017 Condensed Consolidated Balance Sheet other than approximately $7.0 million related to the St. Clair kiln project.

In November 2016, to hedge against potential losses due to changes in the Euro to U.S. Dollar exchange rates, the Company entered into foreign exchange (“FX”) hedges with Wells Fargo Bank, N.A. as the counterparty to the FX hedges to fix the exchange rate for approximately 5.5 million Euros in connection with a contractual obligation related to the St. Clair kiln project.  The Company will be exposed to credit losses in the event of non-performance by the counterparty to the FX hedges.  The FX hedges have been effective as defined under applicable accounting rules.  Therefore, changes in fair value of the FX hedges are reflected in comprehensive income.  Due to the strengthening of the U.S. Dollar, compared to the Euro, in the period since the Company entered into the FX hedges, the fair value of the FX hedges resulted in a liability of $303 thousand and $352 thousand at March 31, 2017 and December 31, 2016, respectively, which is included in accrued expenses ($265 thousand and $309 thousand, at March 31, 2017 and December 31, 2016, respectively) and other liabilities ($38 thousand and $43 thousand, at March 31, 2017 and December 31, 2016, respectively).

As of March 31, 2017, the Company had no debt outstanding and no draws on the Revolving Facility other than $6.5 million of letters of credit, including $6.0 million related to the St. Clair kiln project, which count as draws against the available commitment under the Revolving Facility.  The Company believes that, absent a significant acquisition, cash on hand and cash flows from operations will be sufficient to meet the Company’s operating needs, ongoing capital needs, including current and possible modernization and expansion and development projects, including the kiln project at St. Clair, and liquidity needs and allow it to continue to repurchase up to approzimately $7.2 million of its common stock under its extended share repurchase program as well as pay its increased cash dividends for the near future.

Results of Operations.

Revenues in the first quarter 2017 were $36.2 million, compared to $33.6 million in the first quarter 2016, an increase of $2.6 million, or 7.6%.  Revenues from the Company’s Lime and Limestone Operations in the first quarter 2017 increased $2.4 million, or 7.1%, to $35.5 million from $33.2 million in the first quarter 2016, while revenues from its Natural Gas Interests increased $0.2 million, or 47.2%, to $0.6 million from $0.4 million in the first quarter 2017.

As discussed above, the increases in Lime and Limestone Operations revenues in the first quarter 2017 as compared to last year’s first quarter resulted primarily from increased sales volumes of the Company’s lime and limestone products, partially offset by the slight decrease in average prices realized for the Company’s lime and limestone products.

Production volumes from the Company’s Natural Gas Interests in the first quarter 2017 totaled 146 thousand MCF, sold at an average price of $4.35 per MCF, compared to 160 thousand MCF, sold at an average price of $2.69 per MCF, in the 2016 quarter.  The Company’s average prices per MCF for the first quarter 2017 were higher than average prices for the prior year’s comparable period due to increases in natural gas and natural gas liquids prices.

The Company’s gross profit was $8.2 million in the first quarter 2017, compared to $7.8 million in the first quarter 2016, an increase of $0.4 million, or 5.0%. Included in gross profit in the first quarter 2017 was $8.0 million from the Company’s Lime and Limestone Operations, compared to $7.9 million, in the first quarter 2016.  The Company’s gross profit margin as a percent of revenues from its Lime and Limestone Operations decreased to 22.6% in the first quarter 2017, from 23.9% in the first quarter 2016.  The decreased gross profit margin in the first quarter 2017 resulted primarily from increased discretionary outside contractor stripping costs and the lower average prices received for the Company’s lime and limestone products, partially offset by the increase in revenues due to increased sales volumes.  The increased gross profit for the Company’s Lime and Limestone Operations in the 2017 period resulted primarily from the increase in revenues discussed above.

Gross profit from the Company’s Natural Gas Interests increased to a profit of $0.2 million in the first quarter 2017, from a loss of $0.1 million in the comparable 2016 quarter, primarily due to the increase in revenues discussed above.

Selling, general and administrative expenses (“SG&A”) was $2.4 million in each of the first quarters of 2017 and 2016.  As a percentage of revenues, SG&A decreased to 6.7% in the first quarter 2017, compared to 7.2% in the first quarter 2016. The 2017 decrease in SG&A as a percentage of revenues was due principally to the increase in revenues in the 2017 quarter, compared to the 2016 quarter.

Interest expense was $0.1 million in each of the 2017 and 2016 first quarters. Other income, net was $0.2 million in the first quarter 2017, compared to $43 thousand in the first quarter 2016.

Income tax expense decreased to $1.3 million in the first quarter 2017 from $1.4 million in the first quarter 2016, a decrease of $48 thousand, or 3.5%.  The decrease in income taxes in the first quarter 2017 was primarily due to income tax credits associated with the ongoing St. Clair kiln project, partially offset by the increase in the Company’s income before income taxes in the first quarter 2017, compared to the first quarter 2016.

The Company’s net income was $4.6 million ($0.83 per share diluted) in the first quarter 2017, compared to net income of $4.1 million ($0.73 per share diluted) in the first quarter 2016, an increase of $0.6 million, or 13.6%.

ITEM 3:     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk.

The Company would be exposed to changes in interest rates, primarily as a result of floating interest rates on the Revolving Facility.  There was no outstanding balance on the Revolving Facility subject to interest rate risk at March 31, 2017.  Any future borrowings under the Revolving Facility would be subject to interest rate risk.  See Note 8 of Notes to Condensed Consolidated Financial Statements.

Foreign Exchange Risk.

The Company could be exposed to changes in the Euro to U.S. Dollar exchange rate for its approximately 5.5 million Euros obligation related to a contract for the St. Clair kiln project.  The Company entered into FX hedges to fix its U.S. Dollar liability at approximately $6.3 million.  See Note 6 of Notes to Condensed Consolidated Financial Statements.

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

PART II.OTHER INFORMATION

ITEM 2:     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In December 2015, the Company commenced a publicly announced share repurchase program to repurchase up to $10 million of its common stock.  In November 2016, the Company announced a 12-month extension of the repurchase program to repurchase up to the approximately $7.2 million of its commons stock remaining under the program.

The following table sets forth, for the periods indicated, the Company’s share repurchase activity under the program:

			Total Number of
			Shares Purchased	Maximum
			as Part of Publicly	Remaining
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Announced Program	Amount Available Under the Program
January 1 – 31, 2017	—	$—	—	$7,151,226
February 1 – 28, 2017	—	—	—	7,151,226
March 1 – 31, 2017	—	—	—	7,151,226
Total	—	$—	—	$7,151,226

In addition, the Company’s Amended and Restated 2001 Long-Term Incentive Plan allows employees and directors to pay the exercise price for stock options and the tax withholding liability upon the lapse of restrictions on restricted stock by payment in cash and/or delivery of shares of the Company’s common stock.  In the first quarter 2017, pursuant to these provisions, the Company repurchased 1,006 shares at a price of $76.47 per share, the fair market value of one share of the Company’s common stock on the date that they were tendered to the Company for payment of tax withholding liability upon the lapse of restrictions on restricted stock.

ITEM 4:    MINE SAFETY DISCLOSURES

Under Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of SEC Regulation S-K, each operator of a coal or other mine is required to include disclosures regarding certain mine safety results in its periodic reports filed with the SEC.  The operation of the Company’s quarries, underground mine and plants is subject to regulation by the federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977.  The required information regarding certain mining safety and health matters, broken down by mining complex, for the quarter ended March 31, 2017 is presented in Exhibit 95.1 to this Report.

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

UNITED STATES LIME & MINERALS, INC.

April 28, 2017	By:	/s/ Timothy W. Byrne
Timothy W. Byrne
President and Chief Executive Officer
(Principal Executive Officer)

April 28, 2017	By:	/s/ M. Michael Owens
M. Michael Owens
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

UNITED STATES LIME & MINERALS, INC.

Quarterly Report on Form 10-Q

Quarter Ended

March 31, 2017

Index to Exhibits

EXHIBIT
NUMBER	DESCRIPTION

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.

32.1	Section 1350 Certification by the Chief Executive Officer.

32.2	Section 1350 Certification by the Chief Financial Officer.

95.1	Mine Safety Disclosures.

101	Interactive Data Files.