Form 10-Q
period 2017-06-30
UNITED STATES LIME & MINERALS INC
filed 2017-07-31
CIK 82020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:  As of July 28, 2017, 5,576,676 shares of common stock, $0.10 par value, were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

(Unaudited)

	June 30,	December 31,
	2017	2016
ASSETS
Current assets
Cash and cash equivalents	$81,591	$74,712
Trade receivables, net	18,887	16,781
Inventories, net	11,346	12,433
Prepaid expenses and other current assets	1,180	1,110
Total current assets	113,004	105,036
Property, plant and equipment
Property, plant and equipment	292,553	285,594
Less accumulated depreciation and depletion	(186,193)	(180,613)
Property, plant and equipment, net	106,360	104,981
Other assets, net	145	142
Total assets	$219,509	$210,159
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$5,616	$5,587
Accrued expenses	4,541	3,521
Total current liabilities	10,157	9,108
Deferred tax liabilities, net	18,998	19,832
Other liabilities	1,511	1,580
Total liabilities	30,666	30,520
Stockholders’ equity
Common stock	657	657
Additional paid-in capital	23,557	22,831
Accumulated other comprehensive income (loss)	56	(223)
Retained earnings	218,162	209,770
Less treasury stock, at cost	(53,589)	(53,396)
Total stockholders’ equity	188,843	179,639
Total liabilities and stockholders’ equity	$219,509	$210,159

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
Revenues
Lime and limestone operations	$35,965	98.5%	$32,376	98.5%	$71,482	98.4%	$65,530	98.6%
Natural gas interests	553	1.5%	504	1.5%	1,189	1.6%	936	1.4%
	36,518	100.0%	32,880	100.0%	72,671	100.0%	66,466	100.0%
Cost of revenues
Labor and other operating expenses	23,626	64.7%	21,710	66.0%	47,305	65.1%	43,539	65.5%
Depreciation, depletion and amortization	4,054	11.1%	3,929	12.0%	8,290	11.4%	7,838	11.8%
	27,680	75.8%	25,639	78.0%	55,595	76.5%	51,377	77.3%
Gross profit	8,838	24.2%	7,241	22.0%	17,076	23.5%	15,089	22.7%
Selling, general and administrative expenses	2,518	6.9%	2,331	7.0%	4,938	6.8%	4,731	7.1%
Operating profit	6,320	17.3%	4,910	15.0%	12,138	16.7%	10,358	15.6%
Other expense (income)
Interest expense	59	0.1%	63	0.2%	118	0.2%	122	0.2%
Other income, net	(225)	(0.6)%	(80)	(0.2)%	(404)	(0.6)%	(123)	(0.2)%
	(166)	(0.5)%	(17)	(0.0)%	(286)	(0.4)%	(1)	(0.0)%
Income before income taxes	6,486	17.8%	4,927	15.0%	12,424	17.1%	10,359	15.6%
Income tax expense	1,208	3.3%	1,240	3.8%	2,526	3.5%	2,606	3.9%
Net income	$5,278	14.5%	$3,687	11.2%	$9,898	13.6%	$7,753	11.7%
Net income per share of common stock
Basic	$0.95		$0.66		$1.77		$1.39
Diluted	$0.94		$0.66		$1.77		$1.39
Cash dividends per share of common stock	$0.135		$0.125		$0.270		$0.250

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$5,278	$3,687	$9,898	$7,753
Other comprehensive income
Mark to market of foreign exchange hedges, net of tax expense of $143 and $161 for the three months and six months ended June 30, 2017, respectively	248	—	279	—
Total other comprehensive income	248	—	279	—
Comprehensive income	$5,526	$3,687	$10,177	$7,753

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2017	2016
OPERATING ACTIVITIES:
Net income	$9,898	$7,753
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	8,393	7,984
Amortization of deferred financing costs	7	6
Deferred income taxes	(852)	96
Loss on disposition of property, plant and equipment	28	31
Stock-based compensation	655	485
Changes in operating assets and liabilities:
Trade receivables, net	(2,106)	(1,516)
Inventories, net	737	1,238
Prepaid expenses and other current assets	(70)	549
Other assets	(2)	3
Accounts payable and accrued expenses	(267)	(1,612)
Other liabilities	227	(100)
Net cash provided by operating activities	16,648	14,917
INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(8,585)	(7,900)
Proceeds from sale of property, plant and equipment	443	70
Net cash used in investing activities	(8,142)	(7,830)
FINANCING ACTIVITIES:
Cash dividends paid	(1,506)	(1,391)
Proceeds from exercise of stock options	72	154
Purchase of treasury shares	(193)	(2,818)
Net cash used in financing activities	(1,627)	(4,055)
Net increase in cash and cash equivalents	6,879	3,032
Cash and cash equivalents at beginning of period	74,712	59,926
Cash and cash equivalents at end of period	$81,591	$62,958

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.    Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by United States Lime & Minerals, Inc. (the “Company”) without independent audit.  In the opinion of the Company’s management, all adjustments of a normal and recurring nature necessary to present fairly the financial position, results of operations, comprehensive income and cash flows for the periods presented have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2016.  The results of operations for the three- and six-month periods ended June 30, 2017 are not necessarily indicative of operating results for the full year.

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

3.    Accounting Policies

Revenue Recognition.  The Company recognizes revenue for its Lime and Limestone Operations in accordance with the terms of its purchase orders, contracts or purchase agreements, which are generally upon shipment, and when payment is considered probable. Revenues include external freight billed to customers with related costs in cost of revenues.  The Company’s returns and allowances are minimal.  External freight billed to customers included in 2017 and 2016 revenues was $5.9 million and $5.6 million for the three-month periods, and $12.0 million and $10.6 million for the six-month periods, respectively, which approximates the amount of external freight included in cost of revenues. Sales taxes billed to customers are not included in revenues.  For its Natural Gas Interests, the Company recognizes revenue in the month of production and delivery.

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

The Company’s financial assets and liabilities measured at fair value on a recurring basis at June 30, 2017 and December 31, 2016, respectively, are summarized below (in thousands):

			Significant Other
			Observable Inputs
			(Level 2)
	June 30,	December 31,	June 30,	December 31,
	2017	2016	2017	2016	Valuation Technique
Foreign exchange hedges	$88	$(352)	$88	$(352)	Cash flows approach

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

In February 2016, the FASB issued Accounting Standards Update No. 2016-02 (“ASU 2016-02”), “Leases,” which requires the recognition of lease assets and lease liabilities by lessees for all leases greater than one year in duration and classified as operating leases under previous guidance.  ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim periods within those periods, with early adoption permitted.  ASU 2016-02 must be adopted using a modified retrospective transition and requires application of the new guidance at the beginning of the earliest comparative period presented.  As of December 31, 2016, the Company’s undiscounted minimum contractual commitments under long-term leases, which were not recorded on the Company’s December 31, 2016 Consolidated Balance Sheet, was $6.8 million, which is an estimate of the effect on total assets and total liabilities that the new accounting standard could have on that date.  The Company is currently evaluating the effect that this standard will have on the Company’s Consolidated Financial Statements.

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

The following table sets forth operating results and certain other financial data for the Company’s two business segments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Revenues	2017	2016	2017	2016
Lime and limestone operations	$35,965	$32,376	$71,482	$65,530
Natural gas interests	553	504	1,189	936
Total revenues	$36,518	$32,880	$72,671	$66,466
Depreciation, depletion and amortization
Lime and limestone operations	$3,855	$3,738	$7,886	$7,452
Natural gas interests	199	191	404	386
Total depreciation, depletion and amortization	$4,054	$3,929	$8,290	$7,838
Gross profit (loss)
Lime and limestone operations	$8,722	$7,245	$16,742	$15,174
Natural gas interests	116	(4)	334	(85)
Total gross profit	$8,838	$7,241	$17,076	$15,089
Capital expenditures
Lime and limestone operations	$4,376	$3,966	$8,583	$7,896
Natural gas interests	—	—	2	4
Total capital expenditures	$4,376	$3,966	$8,585	$7,900

5.    Income Per Share of Common Stock

The following table sets forth the computation of basic and diluted income per common share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income for basic and diluted income per common share	$5,278	$3,687	$9,898	$7,753
Weighted-average shares for basic income per common share	5,578	5,565	5,576	5,571
Effect of dilutive securities:
Employee and director stock options(1)	10	3	10	3
Adjusted weighted-average shares and assumed exercises for diluted income per common share	5,588	5,568	5,586	5,574
Basic net income per common share	$0.95	$0.66	$1.77	$1.39
Diluted net income per common share	$0.94	$0.66	$1.77	$1.39

(1)	Excludes 32.4 and 33.6 stock options for the 2016 periods as anti-dilutive because the exercise price exceeded the average per share market price for the period.

6.    Accumulated Other Comprehensive Income (Loss)

The following table presents the components of comprehensive income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$5,278	$3,687	$9,898	$7,753
Mark to market of foreign exchange hedges	391	—	440	—
Deferred income tax expense	(143)	—	(161)	—
Comprehensive income	$5,526	$3,687	$10,177	$7,753

In November 2016, to hedge against potential losses due to changes in the Euro to U.S. Dollar exchange rates, the Company entered into foreign exchange (“FX”) hedges with Wells Fargo Bank, N.A. as the counterparty to the FX hedges to fix the exchange rate for approximately 5.5 million Euros in connection with a contractual obligation related to the St. Clair kiln project.  The Company will be exposed to credit losses in the event of non-performance by the counterparty to the FX hedges.  The FX hedges have been effective as defined under applicable accounting rules.  Therefore, changes in fair value of the FX hedges are reflected in comprehensive income.  Due to the weakening of the U.S. Dollar, compared to the Euro, in the 2017 periods, the fair value of the FX hedges resulted in an asset of $88 thousand at June 30, 2017, which is included in prepaid expenses and other current assets ($76 thousand) and other assets, net ($12 thousand) at June 30, 2017.  Due to the strengthening of the U.S. Dollar, compared to the Euro, in the period from when the Company entered into the FX hedges through December 31, 2016, the fair value of the FX hedges resulted in a liability of $352 thousand at December 31, 2016, which is included in accrued expenses ($309 thousand) and other liabilities ($43 thousand) at December 31, 2016.

7.    Inventories, Net

Inventories are valued principally at the lower of cost, determined using the average cost method, or market.  Costs for raw materials and finished goods include materials, labor, and production overhead.  Inventories, net consisted of the following (in thousands):

	June 30,	December 31,
	2017	2016
Lime and limestone inventories:
Raw materials	$4,097	$4,811
Finished goods	1,571	2,070
	$5,668	$6,881
Service parts inventories	5,678	5,552
	$11,346	$12,433

8.   Banking Facilities and Debt

The Company’s credit agreement with Wells Fargo Bank, N.A. (the “Lender”) provides for a $75 million revolving credit facility (the “Revolving Facility”) and an incremental four-year accordion feature to borrow up to an additional $50 million on the same terms, subject to approval by the Lender or another lender selected by the Company.  The Revolving Facility and any incremental loan mature on May 7, 2020.  Interest rates are, at the Company’s option, LIBOR plus a margin of 1.000% to 2.000%, or the Lender’s Prime Rate plus a margin of 0.000% to 1.000%; and a commitment fee range of 0.200% to 0.350% on the undrawn portion of the Revolving Facility.  The Revolving Facility interest rate margins and commitment fee are determined quarterly in accordance with a pricing grid based upon the Company’s Cash Flow Leverage Ratio, defined as the ratio of the Company’s total funded senior indebtedness to earnings before interest, taxes, depreciation, depletion, amortization and stock-based compensation expense (“EBITDA”) for the 12 months ended on the last day of the most recent calendar quarter, plus pro forma EBITDA from any businesses acquired during the period.  Pursuant to a security agreement, dated August 25, 2004, the Revolving Facility is secured by the Company’s existing and hereafter acquired tangible assets, intangible assets and real property.  The maturity of the Revolving Facility and any incremental loans can be accelerated if any event of default, as defined under the credit agreement, occurs.  The Company’s maximum Cash Flow Leverage Ratio is 3.50 to 1.  As of October 27, 2016, the Company amended its credit agreement to increase the letter of credit sublimit under the Revolving Facility from $5 million to $10 million.

The Company may pay dividends so long as it remains in compliance with the provisions of the Company’s credit agreement, and may purchase, redeem or otherwise acquire shares of its common stock so long as its pro forma Cash Flow Leverage Ratio is less than 3.00 to 1.00 and no default or event of default exists or would exist after giving effect to such stock repurchase.

As of June 30, 2017, the Company had  no debt outstanding and no draws on the Revolving Facility other than $6.9 million of letters of credit, including $6.3 million related to the St. Clair kiln project, which count as draws against the available commitment under the Revolving Facility.

9.    Income Taxes

The Company has estimated that its effective income tax rate for 2017 will be approximately 20.3%.  The primary reasons for the effective rate being below the federal statutory rate is due to statutory depletion, which is allowed for income tax purposes and is a permanent difference between net income for financial reporting purposes and taxable income, and income tax credits associated with the ongoing construction of the St. Clair kiln project.

10.    Dividends

On June 16, 2017, the Company paid $0.8 million in cash dividends, based on a dividend of $0.135 (13.5 cents) per share on its common stock, to shareholders of record at the close of business on May 26, 2017,  On March 17, 2017, the Company paid $0.8 million in cash dividends, based on a dividend of $0.135 (13.5 cents) per share on its common stock, to shareholders of record at the close of business on February 24, 2017.

11.    Subsequent Event

On July 26, 2017, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.135 (13.5 cents) per share on the Company’s common stock.  This dividend is payable on September 15, 2017 to shareholders of record at the close of business on August 25, 2017.

ITEM 2:     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements.  Any statements contained in this Report that are not statements of historical fact are forward‑looking statements as defined in the Private Securities Litigation Reform Act of 1995. Forward‑looking statements in this Report, including without limitation statements relating to the Company’s plans, strategies, objectives, expectations, intentions, and adequacy of resources, are identified by such words as “will,” “could,” “should,” “would,” “believe,” “possible,” “potential,” “expect,” “intend,” “plan,” “schedule,” “estimate,” “anticipate,” and “project.” The Company undertakes no obligation to publicly update or revise any forward‑looking statements. The Company cautions that forward‑looking statements involve risks and uncertainties that could cause actual results to differ materially from expectations, including without limitation the following: (i) the Company’s plans, strategies, objectives, expectations, and intentions are subject to change at any time at the Company’s discretion; (ii) the Company’s plans and results of operations will be affected by its ability to maintain and increase its revenues and manage its growth; (iii) the Company’s ability to meet short‑term and long‑term liquidity demands, including meeting the Company’s operating and capital needs, including for the modernization and expansion and development project at St. Clair and possible acquisitions, repurchasing the Company’s common stock and paying dividends, and conditions in the credit and equity markets, including the ability of the Company’s customers to meet their obligations; (iv) interruptions to operations and increased expenses at the Company’s facilities resulting from changes in mining methods or conditions, variability of chemical or physical properties of the Company’s limestone and its impact on process equipment and product quality, inclement weather conditions, natural disasters, accidents, IT systems failures or disruptions, including due to cybersecurity incidents, or regulatory requirements; (v) volatile coal, petroleum coke, diesel, natural gas, electricity, transportation and freight costs and the consistent availability of trucks, truck drivers and rail cars to deliver the Company’s products to its customers and solid fuels to its plants on a timely basis; (vi) unanticipated delays or cost overruns in completing modernization and expansion and development projects, including the Company’s St. Clair kiln project that is estimated to cost approximately $50 million through 2018; (vii) the Company’s ability to expand its Lime and Limestone Operations through projects and acquisitions of businesses with related or similar operations, including obtaining financing for such projects and acquisitions, and to sell any resulting increased production at acceptable prices; (viii) inadequate demand and/or prices for the Company’s lime and limestone products due to conditions in the U.S. economy, recessionary pressures in particular industries, including construction, steel, industrial and oil and gas services, reduced demand from utility plants, increased competition from competitors, effects of governmental fiscal and budgetary constraints, including the level of highway construction funding, and legislative impasses and economic and regulatory uncertainties under the Administration and Congress, and inability to continue to maintain or increase prices for the Company’s products; (ix) uncertainties of prices and regulations with respect to the Company’s Natural Gas Interests, including the absence of drilling activities on the Company’s O & G Properties, the change in the operator of the wells drilled on the O & G Properties, inability to explore for new reserves, unitization of existing wells, declines in production rates and plugging and abandoning of existing wells; (x) ongoing and possible new regulations, investigations, enforcement actions and costs, legal expenses, penalties, fines, assessments, litigation, judgments and settlements, taxes and disruptions and limitations of operations, including those related to climate change and health and safety and those that could impact the Company’s ability to continue or renew its operating permits or successfully secure new permits in connection with its modernization and expansion and development projects; and (xi) other risks and uncertainties set forth in this Report or indicated from time to time in the Company’s filings with the Securities and Exchange Commission (the “SEC”), including the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

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

The Company’s Natural Gas Interests are held in its wholly owned subsidiary, U.S. Lime Company – O & G, LLC, and consist of royalty and non-operating working interests under the O & G Lease with EOG Resources, Inc. (“EOG”) and the Drillsite Agreement with XTO Energy, Inc. related to the Company’s Johnson County, Texas property, located in the Barnett Shale Formation, on which Texas Lime Company conducts its lime and limestone operations.  Affilliated companies of Enervest, Ltd. have purchased EOG’s interests in the O & G Lease, and an affiliate of Enervest, Ltd. is now the successor operator of the wells drilled under the O & G Lease.  No new wells have been drilled or completed on the O&G Properties since 2011.  The Company cannot predict if any additional wells will be drilled on the O & G Properties, or their results.

Revenues from the Company’s Lime and Limestone Operations increased 11.1% and 9.1% in the second quarter and first six months 2017, respectively, as compared to last year’s comparable periods, primarily because of increased sales volumes of approximately 9.9% and 8.6%, respectively, for the Company’s lime and limestone products.  The Company’s increased sales volume in the 2017 periods, as compared to last year’s periods, resulted primarily from increased demand, principally from its construction and oil and gas services customers.  Demand from construction customers was adversely impacted in the second quarter 2016 due to numerous days of rainfall during quarter.  Average product prices realized for the Company’s lime and limestone products also increased approximately 1.2% and 0.5% in the second quarter and first six months 2017, respectively, compared to the comparable prior year periods.

The Company’s gross profit from its Lime and Limestone Operations increased by 20.4% and 10.3% in the second quarter and first six months 2017, respectively, compared to the comparable 2016 periods.  The increased gross profit for the Company’s Lime and Limestone Operations in the 2017 periods resulted primarily from the increased revenues discussed above.

Revenues from the Company’s Natural Gas Interests increased 9.7% and 27.0% in the second quarter and the first six months 2017, respectively, compared to the comparable 2016 periods, resulting from higher natural gas and natural gas liquids prices (approximately 21.4% and 40.0%, respectively), partially offset by decreased production volumes resulting from the normal declines in production rates on the Company’s 39 existing natural gas wells (approximately 11.7% and 13.0%, respectively).  The Company’s gross profit from its Natural Gas Interests increased to  $0.1 million and $0.3 million in the second quarter and first six months 2017, respectively, compared to losses of $4 thousand and $0.1 million, respectively, in the comparable 2016 periods.

In the fourth quarter 2016, the Company began a modernization and expansion and development project at its St. Clair plant in Oklahoma, including construction of a new, more fuel-efficient vertical kiln and related plant improvements.  Work on the St. Clair kiln project is moving forward.  Through June 30, 2017, the Company had incurred approximately $5.5 million of costs on the St. Clair kiln project, and had commitments of approximately $22.0 million related to the project as of such date.  The Company estimates that the St. Clair kiln project will cost approximately $50 million and be completed by the end of 2018.

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

The Company paid its regular quarterly cash dividend of $0.135 (13.5 cents) per share on its common stock in each of the first two quarters 2017.  On July 26, 2017, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.135 (13.5 cents) per share on the Company’s common stock.  This dividend is payable on September 15, 2017 to shareholders of record at the close of business on August 25, 2017.

Liquidity and Capital Resources.

Net cash provided by operating activities was $16.6 million in the first six months 2017, compared to $14.9 million in the comparable 2016 period, an increase of $1.7 million, or 11.6%.  Net cash provided by operating activities is composed of net income, depreciation, depletion and amortization (“DD&A”), deferred income taxes and other non-cash items included in net income, and changes in working capital.  In the first six months 2017, cash provided by operating activities was principally composed of $9.9 million net income and $8.4 million DD&A, partially offset by $0.9 million deferred income taxes, compared to $7.8 million net income and $8.0 million DD&A in the first six months 2016.  The most significant changes in working capital items in the first six months 2017 were an increase in trade receivables, net of $2.1 million and a decrease in inventories, net of $0.7 million.  The most significant changes in working capital items in the first six months 2016 were an increase in trade receivables, net, of $1.5 million, a decrease in inventories of $1.2 million and a decrease in accounts payable and accrued expenses of $1.6 million.  The increase in trade receivables, net in the 2017 and 2016 first six-month periods primarily resulted from increased revenues in the second quarter 2017, compared to the fourth quarter 2016, and increased revenues in the second quarter 2016, compared to the fourth quarter 2015, respectively.

The Company had $8.6 million in capital expenditures in the first six months 2017, including approximately $2.1 million on the St. Clair kiln project, compared to $7.9 million in the comparable period last year.

Net cash used in financing activities was $1.6 million and $4.1 million in the 2017 and 2016 first six months, respectively, consisting of purchase of treasury shares of $0.2 million and $2.8 million in the first six months 2017 and 2016, respectively.  Additionally, the Company paid $1.5 million and $1.4 million in dividends during the first six months 2017 and 2016, respectively.

Cash and cash equivalents increased $6.9 million to $81.6 million at June 30, 2017, from $74.7 million at December 31, 2016.

The Company’s credit agreement with Wells Fargo Bank, N.A. (the “Lender”) provides for a $75 million revolving credit facility (the “Revolving Facility”) and an incremental four-year accordion feature to borrow up to an additional $50 million on the same terms, subject to approval by the Lender or another lender selected by the Company.  The Revolving Facility and any incremental loan mature on May 7, 2020.  Interest rates are, at the Company’s option, LIBOR plus a margin of 1.000% to 2.000%, or the Lender’s Prime Rate plus a margin of 0.000% to 1.000%; and a commitment fee range of 0.200% to 0.350% on the undrawn portion of the Revolving Facility.  The Revolving Facility interest rate margins and commitment fee are determined quarterly in accordance with a pricing grid based upon the Company’s Cash Flow Leverage Ratio, defined as the ratio of the Company’s total funded senior indebtedness to earnings before interest, taxes, depreciation, depletion, amortization and stock-based compensation expense (“EBITDA”) for the 12 months ended on the last day of the most recent calendar quarter, plus pro forma EBITDA from any businesses acquired during the period.  Pursuant to a security agreement, dated August 25, 2004, the Revolving Facility is secured by the Company’s existing and hereafter acquired tangible assets, intangible assets and real property.  The maturity of the Revolving Facility and any incremental loans can be accelerated if any event of default, as defined under the credit agreement, occurs.  The Company’s maximum Cash Flow Leverage Ratio is 3.50 to 1.  As of October 27, 2016, the Company amended its credit agreement to increase the letter of credit sublimit under the Revolving Facility from $5 million to $10 million.

The Company may pay dividends so long as it remains in compliance with the provisions of the Company’s credit agreement, and may purchase, redeem or otherwise acquire shares of its common stock so long as its pro forma Cash Flow Leverage Ratio is less than 3.00 to 1.00 and no default or event of default exists or would exist after giving effect to such stock repurchase.

The Company is not contractually committed to any planned capital expenditures until actual orders are placed for equipment.  As of June 30, 2017, the Company had no material open orders or commitments that are not included in current liabilities on the June 30, 2017 Condensed Consolidated Balance Sheet other than approximately $20.0 million related to the St. Clair kiln project.

In November 2016, to hedge against potential losses due to changes in the Euro to U.S. Dollar exchange rates, the Company entered into foreign exchange (“FX”) hedges with Wells Fargo Bank, N.A. as the counterparty to the FX hedges to fix the exchange rate for approximately 5.5 million Euros in connection with a contractual obligation related to the St. Clair kiln project.  The Company will be exposed to credit losses in the event of non-performance by the counterparty to the FX hedges.  The FX hedges have been effective as defined under applicable accounting rules.  Therefore, changes in fair value of the FX hedges are reflected in comprehensive income.  Due to the weakening of the U.S. Dollar, compared to the Euro, in the 2017 periods, the fair value of the FX hedges resulted in an asset of $88 thousand at June 30, 2017, which is included in prepaid expenses and other current assets ($76 thousand) and other assets, net ($12 thousand) at June 30, 2017.  Due to the strengthening of the U.S. Dollar, compared to the Euro, in the period from when the Company entered into the FX hedges through December 31, 2016, the fair value of the FX hedges resulted in a liability of $352 thousand at December 31, 2016, which is included in accrued expenses ($309 thousand) and other liabilities ($43 thousand) at December 31, 2016.

As of June 30, 2017, the Company had no debt outstanding and no draws on the Revolving Facility other than $6.9 million of letters of credit, including $6.3 million related to the St. Clair kiln project, which count as draws against the available commitment under the Revolving Facility.  The Company believes that, absent a significant acquisition, cash on hand and cash flows from operations will be sufficient to meet the Company’s operating needs, ongoing capital needs, including current and possible modernization and expansion and development projects, including the kiln project at St. Clair, and liquidity needs and allow it to continue to repurchase up to approximately $7.2 million of its common stock remaining to be repurchased under its extended share repurchase program as well as pay its regular cash dividends for the near future.

Results of Operations.

Revenues in the second quarter 2017 were $36.5 million, compared to $32.9 million in the comparable prior year quarter, an increase of $3.6 million, or 11.1%.  Revenues from the Company’s Lime and Limestone Operations in the second quarter 2017 increased $3.6 million, or 11.1%, to $36.0 million from $32.4 million in the comparable 2016 quarter, while revenues from its Natural Gas Interests increased $49 thousand, or 9.7%, to $0.6 million from $0.5 million in the comparable prior year quarter.  In the first six months 2017, revenues were $72.7 million, compared to $66.5 million in the comparable 2016 period, an increase of $6.2 million, or 9.3%.   Revenues from the Company’s Lime and Limestone Operations in the first six months 2017 increased $6.0 million, or 9.1%, to $71.5 million from $65.5 million in the comparable 2016 period, while revenues from its Natural Gas Interests increased $0.3 million, or 27.0%, to $1.2 million from $0.9 million in the comparable prior year period.

As discussed above, the increases in Lime and Limestone Operations revenues in the second quarter and first six months 2017, as compared to last year’s comparable periods, resulted primarily from increased sales volumes of the Company’s lime and limestone products, and a slight increase in prices realized for the Company’s lime and limestone products in the 2017 periods, compared to the comparable 2016 periods.

Production volumes from the Company’s Natural Gas Interests in the second quarter 2017 totaled 142 thousand MCF, sold at an average price of $3.89 per MCF, compared to 157 thousand MCF, sold at an average price of $3.21 per MCF, in the comparable 2016 quarter.  Production volumes in the first six months 2017 from Natural Gas Interests totaled 288 thousand MCF, sold at an average price of $4.12 per MCF, compared to the first six months 2016 when 318 thousand MCF was produced and sold at an average price of $2.95 per MCF.  The Company’s 2017 average prices per MCF were higher than the prior year’s average prices primarily due to increases in market prices for natural gas and natural gas liquids.

The Company’s gross profit was $8.8 million in the second quarter 2017, compared to $7.2 million in the comparable 2016 quarter, an increase of $1.6 million, or 22.1%. Gross profit in the first six months 2017 was $17.1 million, an increase of $2.0 million, or 13.2%, from $15.1 million in the first six months 2016.

Included in gross profit in the second quarter and first six months 2017 were $8.7 million and $16.7 million, respectively, from the Company’s Lime and Limestone Operations, compared to $7.2 million and $15.2 million, respectively, in the comparable 2016 periods.  The Company’s gross profit margin as a percent of revenues from its Lime and Limestone Operations increased to 24.3% and 23.4% in the second quarter and first six months 2017, respectively, from 22.4% and 23.2% in the second quarter and first six months 2016, respectively. The increased gross profit and gross profit margin for the Company’s Lime and Limestone Operations in the 2017 periods resulted primarily from the increases in revenues discussed above.

Gross profit from the Company’s Natural Gas Interests increased to $0.1 million and $0.3 million in the second quarter and first six months 2017, respectively, from losses of $4 thousand and $0.1 million, respectively, in the comparable 2016 periods.  The increased gross profit for the Company’s Natural Gas Interests resulted primarily from the increase in revenues discussed above.

Selling, general and administrative expenses (“SG&A”) were $2.5 million and $4.9 million in the second quarter and first six months 2017, respectively, compared to $2.3 million and $4.7 million in the second quarter and first six months 2016, respectively.  As a percentage of revenues, SG&A decreased to 6.9% and 6.8% in the second quarter and first six months 2017, respectively, compared to 7.0% and 7.1%, in the second quarter and first six months 2016, respectively.  The 2017 decreases in SG&A as a percentage of revenues were primarily due to the increases in revenues in the 2017 periods, compared to the comparable 2016 periods.

Interest expense was $0.1 million in each of the 2017 and 2016 second quarters, and $0.1 million in each of the 2017 and 2016 first six months. Other income, net was $0.2 million in the second quarter 2017, compared to $0.1 million in the second quarter 2016, and $0.4 million in the first six months 2017, compared to $0.1 million in the first six months 2016, primarily due to increased interest earned on the Company’s cash balances.

Income tax expense was $1.2 million in each of the second quarters 2017 and 2016.   In the first six months 2017, income tax expense decreased to $2.5 million from $2.6 million in the comparable 2016 period, a decrease of $0.1 million, or 3.1%.  The decrease in income tax expense in the first six months 2017, compared to the first six months 2016, was primarily due to a decrease in the Company’s estimated effective income tax rate resulting from income tax credits associated with the ongoing St. Clair kiln project, partially offset by the increase in the Company’s income before income taxes.

The Company’s net income was $5.3 million ($0.94 per share diluted) in the second quarter 2017, compared to net income of $3.7 million ($0.66 per share diluted) in the second quarter 2016, an increase of $1.6 million, or 43.2%.  Net income in the first six months 2017 was $9.9 million ($1.77 per share diluted), an increase of $2.1 million, or 27.7%, compared to the first six months 2016 net income of $7.8 million ($1.39 per share diluted).

ITEM 3:     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk.

The Company would be exposed to changes in interest rates, primarily as a result of floating interest rates on the Revolving Facility.  There was no outstanding balance on the Revolving Facility subject to interest rate risk at June 30, 2017.  Any future borrowings under the Revolving Facility would be subject to interest rate risk.  See Note 8 of Notes to Condensed Consolidated Financial Statements.

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

The following table sets forth, for the periods indicated, the Company’s share repurchase activity under the program:

			Total Number of
			Shares Purchased	Maximum
			as Part of Publicly	Remaining
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Announced Program	Amount Available Under the Program
April 1 – 30, 2017	—	$—	—	$7,151,226
May 1 – 31, 2017	—	—	—	7,151,226
June 1 – 30, 2017	—	—	—	7,151,226
Total	—	$—	—	$7,151,226

In addition, the Company’s Amended and Restated 2001 Long-Term Incentive Plan allows employees and directors to pay the exercise price for stock options and the tax withholding liability upon the lapse of restrictions on restricted stock by payment in cash and/or delivery of shares of the Company’s common stock.  In the second quarter 2017, pursuant to these provisions, the Company repurchased 1,504 shares at a price of $78.47 per share, the fair market value of one share of the Company’s common stock on the date that they were tendered to the Company for payment of tax withholding liability upon the lapse of restrictions on restricted stock.

ITEM 4:    MINE SAFETY DISCLOSURES

Under Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of SEC Regulation S‑K, each operator of a coal or other mine is required to include disclosures regarding certain mine safety results in its periodic reports filed with the SEC.  The operation of the Company’s quarries, underground mine and plants is subject to regulation by the federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977.  The required information regarding certain mining safety and health matters, broken down by mining complex, for the quarter ended June 30, 2017 is presented in Exhibit 95.1 to this Report.

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

UNITED STATES LIME & MINERALS, INC.

July 31, 2017	By:	/s/ Timothy W. Byrne
Timothy W. Byrne
President and Chief Executive Officer
(Principal Executive Officer)

July 31, 2017	By:	/s/ M. Michael Owens
M. Michael Owens
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

UNITED STATES LIME & MINERALS, INC.

Quarterly Report on Form 10-Q

Quarter Ended

June 30, 2017

Index to Exhibits

EXHIBIT
NUMBER	DESCRIPTION

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.

32.1	Section 1350 Certification by the Chief Executive Officer.

32.2	Section 1350 Certification by the Chief Financial Officer.

95.1	Mine Safety Disclosures.

101	Interactive Data Files.