Form 10-Q
period 2017-09-30
UNITED STATES LIME & MINERALS INC
filed 2017-10-27
CIK 82020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: As of October 26, 2017, 5,576,676 shares of common stock, $0.10 par value, were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

(Unaudited)

	September 30,	December 31,
	2017	2016
ASSETS
Current assets
Cash and cash equivalents	$82,245	$74,712
Trade receivables, net	18,242	16,781
Inventories, net	12,531	12,433
Prepaid expenses and other current assets	1,576	1,110
Total current assets	114,594	105,036
Property, plant and equipment
Property, plant and equipment	297,813	285,594
Less accumulated depreciation and depletion	(190,216)	(180,613)
Property, plant and equipment, net	107,597	104,981
Other assets, net	168	142
Total assets	$222,359	$210,159
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$4,921	$5,587
Accrued expenses	2,925	3,521
Total current liabilities	7,846	9,108
Deferred tax liabilities, net	18,784	19,832
Other liabilities	1,496	1,580
Total liabilities	28,126	30,520
Stockholders’ equity
Common stock	657	657
Additional paid-in capital	23,975	22,831
Accumulated other comprehensive income (loss)	114	(223)
Retained earnings	223,076	209,770
Less treasury stock, at cost	(53,589)	(53,396)
Total stockholders’ equity	194,233	179,639
Total liabilities and stockholders’ equity	$222,359	$210,159

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
Revenues
Lime and limestone operations	$36,428	98.6%	$38,096	98.6%	$107,910	98.5%	$103,626	98.6%
Natural gas interests	506	1.4%	554	1.4%	1,695	1.5%	1,490	1.4%
	36,934	100.0%	38,650	100.0%	109,605	100.0%	105,116	100.0%
Cost of revenues
Labor and other operating expenses	23,142	62.7%	24,064	62.3%	70,447	64.3%	67,603	64.3%
Depreciation, depletion and amortization	4,240	11.5%	4,017	10.4%	12,530	11.4%	11,855	11.3%
	27,382	74.2%	28,081	72.7%	82,977	75.7%	79,458	75.6%
Gross profit	9,552	25.8%	10,569	27.3%	26,628	24.3%	25,658	24.4%
Selling, general and administrative expenses	2,657	7.2%	2,482	6.4%	7,595	6.9%	7,213	6.9%
Operating profit	6,895	18.6%	8,087	20.9%	19,033	17.4%	18,445	17.5%
Other expense (income)
Interest expense	56	0.1%	63	0.2%	174	0.2%	185	0.1%
Other income, net	(261)	(0.7)%	(115)	(0.3)%	(665)	(0.6)%	(238)	(0.2)%
	(205)	(0.6)%	(52)	(0.1)%	(491)	(0.4)%	(53)	(0.1)%
Income before income taxes	7,100	19.2%	8,139	21.0%	19,524	17.8%	18,498	17.6%
Income tax expense	1,433	3.9%	2,058	5.3%	3,959	3.6%	4,664	4.4%
Net income	$5,667	15.3%	$6,081	15.7%	$15,565	14.2%	$13,834	13.2%
Net income per share of common stock
Basic	$1.02		$1.09		$2.79		$2.48
Diluted	$1.01		$1.09		$2.79		$2.48
Cash dividends per share of common stock	$0.135		$0.125		$0.405		$0.375

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$5,667	$6,081	$15,565	$13,834
Other comprehensive income
Mark to market of foreign exchange hedges, net of tax expense of $34 and $195 for the three months and nine months ended September 30, 2017, respectively	58	—	337	—
Total other comprehensive income	58	—	337	—
Comprehensive income	$5,725	$6,081	$15,902	$13,834

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2017	2016
OPERATING ACTIVITIES:
Net income	$15,565	$13,834
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	12,711	12,032
Amortization of deferred financing costs	11	11
Deferred income taxes	(1,243)	311
Loss on disposition of property, plant and equipment	78	107
Stock-based compensation	1,073	778
Changes in operating assets and liabilities:
Trade receivables, net	(1,461)	(3,496)
Inventories, net	(448)	2,015
Prepaid expenses and other current assets	(325)	700
Other assets	2	5
Accounts payable and accrued expenses	(1,963)	(341)
Other liabilities	(42)	(86)
Net cash provided by operating activities	23,958	25,870
INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(14,504)	(12,230)
Proceeds from sale of property, plant and equipment	459	126
Net cash used in investing activities	(14,045)	(12,104)
FINANCING ACTIVITIES:
Cash dividends paid	(2,259)	(2,087)
Proceeds from exercise of stock options	72	153
Purchase of treasury shares	(193)	(2,818)
Net cash used in financing activities	(2,380)	(4,752)
Net increase in cash and cash equivalents	7,533	9,014
Cash and cash equivalents at beginning of period	74,712	59,926
Cash and cash equivalents at end of period	$82,245	$68,940

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.    Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by United States Lime & Minerals, Inc. (the “Company”) without independent audit.  In the opinion of the Company’s management, all adjustments of a normal and recurring nature necessary to present fairly the financial position, results of operations, comprehensive income and cash flows for the periods presented have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2016.  The results of operations for the three- and nine-month periods ended September 30, 2017 are not necessarily indicative of operating results for the full year.

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

3.    Accounting Policies

Revenue Recognition.  The Company recognizes revenue for its Lime and Limestone Operations in accordance with the terms of its purchase orders, contracts or purchase agreements, which are generally upon shipment, and when payment is considered probable. Revenues include external freight billed to customers with related costs in cost of revenues.  The Company’s returns and allowances are minimal.  External freight billed to customers included in 2017 and 2016 revenues was $5.8 million and $6.7 million for the three-month periods, and $17.8 million and $17.6 million for the nine-month periods, respectively, which approximates the amount of external freight included in cost of revenues. Sales taxes billed to customers are not included in revenues.  For its Natural Gas Interests, the Company recognizes revenue in the month of production and delivery.

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

Comprehensive Income.  Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income.  Certain changes in assets and liabilities, such as mark-to-market gains or losses on interest rate and foreign exchange derivative instruments designated as hedges, are reported as a separate component of the equity section of the balance sheet.  Such items, along with net income, are components of comprehensive income.

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

The Company’s financial assets and liabilities measured at fair value on a recurring basis at September 30, 2017 and December 31, 2016, respectively, are summarized below (in thousands):

			Significant Other
			Observable Inputs
			(Level 2)
	September 30,	December 31,	September 30,	December 31,
	2017	2016	2017	2016	Valuation Technique
Foreign exchange hedges	$181	$(352)	$181	$(352)	Cash flows approach

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

In March 2016, the FASB issued Accounting Standards Update No. 2016-09 (“ASU 2016-09”), “Compensation – Stock Compensation,” which requires that excess tax benefits (which represent the excess of actual tax benefits received at the date of vesting or settlement over the vesting period or upon issuance of share-based payments) and tax deficiencies (which represents the amount by which actual tax benefits received at the date of vesting or settlement is lower than the benefits recognized over the vesting period or upon issuance of share-based payments) be recorded in the income statement as a reduction or increase of income taxes when an award vests.  It also requires excess tax benefits to be classified as an operating activity in the statement of cash flows rather than a financing activity.  In addition, it simplifies other aspects of share-based payment transactions, including classification of awards that permit repurchase to satisfy statutory tax withholding requirements and classification of tax payments on behalf of employees on the statement of cash flows.  The Company adopted this guidance in the first quarter 2017, and it did not have a material effect on the Company’s Condensed Consolidated Financial Statements.

In August 2017, the FASB issued Accounting Standards Update No. 2017-12 (“ASU 2017-12”), “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.”  This standard better aligns an entity’s risk management activities and financial reporting for hedging relationships and enhances the transparency and understandability of hedge results through improved disclosures.  ASU 2017-12 is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years.  The Company is currently assessing the effect that this standard will have on the Company’s Consolidated Financial Statements.

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

The following table sets forth operating results and certain other financial data for the Company’s two business segments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenues	2017	2016	2017	2016
Lime and limestone operations	$36,428	$38,096	$107,910	$103,626
Natural gas interests	506	554	1,695	1,490
Total revenues	$36,934	$38,650	$109,605	$105,116
Depreciation, depletion and amortization
Lime and limestone operations	$4,048	$3,827	$11,935	$11,279
Natural gas interests	192	190	595	576
Total depreciation, depletion and amortization	$4,240	$4,017	$12,530	$11,855
Gross profit (loss)
Lime and limestone operations	$9,476	$10,503	$26,218	$25,677
Natural gas interests	76	66	410	(19)
Total gross profit	$9,552	$10,569	$26,628	$25,658
Capital expenditures
Lime and limestone operations	$6,362	$4,320	$14,502	$12,216
Natural gas interests	—	10	2	14
Total capital expenditures	$6,362	$4,330	$14,504	$12,230

5.    Income Per Share of Common Stock

The following table sets forth the computation of basic and diluted income per common share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income for basic and diluted income per common share	$5,667	$6,081	$15,565	$13,834
Weighted-average shares for basic income per common share	5,577	5,565	5,577	5,569
Effect of dilutive securities:
Employee and director stock options(1)	10	4	9	3
Adjusted weighted-average shares and assumed exercises for diluted income per common share	5,587	5,569	5,586	5,572
Basic net income per common share	$1.02	$1.09	$2.79	$2.48
Diluted net income per common share	$1.01	$1.09	$2.79	$2.48

(1)	Excludes 7.5 stock options for the 2016 periods as anti-dilutive because the exercise price exceeded the average per share market price for the period.

6.    Accumulated Other Comprehensive Income (Loss)

The following table presents the components of comprehensive income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$5,667	$6,081	$15,565	$13,834
Mark to market of foreign exchange hedges	92	—	532	—
Deferred income tax expense	(34)	—	(195)	—
Comprehensive income	$5,725	$6,081	$15,902	$13,834

In November 2016, to hedge against potential losses due to changes in the Euro to U.S. Dollar exchange rates, the Company entered into foreign exchange (“FX”) hedges with Wells Fargo Bank, N.A. as the counterparty to the FX hedges to fix the exchange rate for 5.5 million Euros in connection with a contractual obligation related to the St. Clair kiln project.  The Company will be exposed to credit losses in the event of non-performance by the counterparty to the FX hedges.  The FX hedges have been effective as defined under applicable accounting rules.  Therefore, changes in fair value of the FX hedges are reflected in comprehensive income.  Due to the weakening of the U.S. Dollar, compared to the Euro, in the 2017 periods, the change in the fair value of the remaining 3.7 million Euro FX hedges resulted in an asset of $181 thousand at September 30, 2017, which is included in prepaid expenses and other current assets ($142 thousand) and other assets, net ($39 thousand) at September 30, 2017.  Due to the strengthening of the U.S. Dollar, compared to the Euro, in the period from when the Company entered into the FX hedges through December 31, 2016, the fair value of the FX hedges resulted in a liability of $352 thousand at December 31, 2016, which is included in accrued expenses ($309 thousand) and other liabilities ($43 thousand) at December 31, 2016.

7.    Inventories, Net

Inventories are valued principally at the lower of cost, determined using the average cost method, or market.  Costs for raw materials and finished goods include materials, labor, and production overhead.  Inventories, net consisted of the following (in thousands):

	September 30,	December 31,
	2017	2016
Lime and limestone inventories:
Raw materials	$4,502	$4,811
Finished goods	1,852	2,070
	$6,354	$6,881
Service parts inventories	6,177	5,552
	$12,531	$12,433

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

As of September 30, 2017, the Company had  no debt outstanding and no draws on the Revolving Facility other than $7.0 million of letters of credit, including $6.5 million related to the St. Clair kiln project, which count as draws against the available commitment under the Revolving Facility.

9.    Income Taxes

The Company has estimated that its effective income tax rate for 2017 will be 20.3%.  The primary reasons for the effective rate being below the federal statutory rate is due to statutory depletion, which is allowed for income tax purposes and is a permanent difference between net income for financial reporting purposes and taxable income, and income tax credits associated with the ongoing construction of the St. Clair kiln project.

10.    Dividends

On September 15, 2017, the Company paid $0.8 million in cash dividends, based on a dividend of $0.135 (13.5 cents) per share on its common stock, to shareholders of record at the close of business on August 25, 2017.  On June 16, 2017, the Company paid $0.8 million in cash dividends, based on a dividend of $0.135 (13.5 cents) per share on its common stock, to shareholders of record at the close of business on May 26, 2017.  On March 17, 2017, the Company paid $0.8 million in cash dividends, based on a dividend of $0.135 (13.5 cents) per share on its common stock, to shareholders of record at the close of business on February 24, 2017.

11.    Subsequent Event

On October 26, 2017, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.135 (13.5 cents) per share on the Company’s common stock.  This dividend is payable on December 15, 2017 to shareholders of record at the close of business on November 24, 2017.

ITEM 2:     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements.  Any statements contained in this Report that are not statements of historical fact are forward‑looking statements as defined in the Private Securities Litigation Reform Act of 1995. Forward‑looking statements in this Report, including without limitation statements relating to the Company’s plans, strategies, objectives, expectations, intentions, and adequacy of resources, are identified by such words as “will,” “could,” “should,” “would,” “believe,” “possible,” “potential,” “expect,” “intend,” “plan,” “schedule,” “estimate,” “anticipate,” and “project.” The Company undertakes no obligation to publicly update or revise any forward‑looking statements. The Company cautions that forward‑looking statements involve risks and uncertainties that could cause actual results to differ materially from expectations, including without limitation the following: (i) the Company’s plans, strategies, objectives, expectations, and intentions are subject to change at any time at the Company’s discretion; (ii) the Company’s plans and results of operations will be affected by its ability to maintain and increase its revenues and manage its growth; (iii) the Company’s ability to meet short‑term and long‑term liquidity demands, including meeting the Company’s operating and capital needs, including for the modernization and expansion and development project at St. Clair and possible acquisitions, repurchasing the Company’s common stock and paying dividends, and conditions in the credit and equity markets, including the ability of the Company’s customers to meet their obligations; (iv) interruptions to operations and increased expenses at the Company’s facilities resulting from changes in mining methods or conditions, variability of chemical or physical properties of the Company’s limestone and its impact on process equipment and product quality, inclement weather conditions, natural disasters, accidents, IT systems failures or disruptions, including due to cybersecurity incidents, or regulatory requirements; (v) volatile coal, petroleum coke, diesel, natural gas, electricity, transportation and freight costs and the consistent availability of trucks, truck drivers, and rail cars to deliver the Company’s products to its customers and solid fuels to its plants on a timely basis; (vi) unanticipated delays or cost overruns in completing modernization and expansion and development projects, including the Company’s St. Clair kiln project that is estimated to cost approximately $50 million through 2018; (vii) the Company’s ability to expand its Lime and Limestone Operations through projects and acquisitions of businesses with related or similar operations, including obtaining financing for such projects and acquisitions, and to sell any resulting increased production at acceptable prices; (viii) inadequate demand and/or prices for the Company’s lime and limestone products due to conditions in the U.S. economy, recessionary pressures in particular industries, including construction, steel, industrial and oil and gas services, reduced demand from utility plants, increased competition from competitors, effects of governmental fiscal and budgetary constraints, including the level and timing of highway construction funding, tax reform efforts, legislative impasses, and economic and regulatory uncertainties under state governments and the United States Administration and Congress, and inability to continue to maintain or increase prices for the Company’s products; (ix) uncertainties of prices and regulations with respect to the Company’s Natural Gas Interests, including the absence of drilling activities on the Company’s O & G Properties, the change in the operator of the wells drilled on the O & G Properties, inability to explore for new reserves, unitization of existing wells, declines in production rates and plugging and abandoning of existing wells; (x) ongoing and possible new regulations, investigations, enforcement actions and costs, legal expenses, penalties, fines, assessments, litigation, judgments and settlements, taxes and disruptions and limitations of operations, including those related to climate change and health and safety and those that could impact the Company’s ability to continue or renew its operating permits or successfully secure new permits in connection with its modernization and expansion and development projects; and (xi) other risks and uncertainties set forth in this Report or indicated from time to time in the Company’s filings with the Securities and Exchange Commission (the “SEC”), including the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

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

Revenues from the Company’s Lime and Limestone Operations decreased 4.4% in the third quarter 2017, compared to the third quarter 2016, and increased 4.1% in the first nine months 2017, compared to the first nine months 2016.  The decrease in revenues in the third quarter 2017 resulted from decreased sales volumes of 4.4% for the Company’s lime and limestone products, principally from its environmental and construction customers, offset in part by increased demand from its oil and gas services customers.  The Company’s facilities in the affected region suffered only minor damages due to Hurricane Harvey, but demand from certain of its construction customers during the third quarter was adversely impacted by the storm.

The increase in the Company’s lime and limestone revenues in the first nine months 2017 resulted primarly from increased sales volumes of 3.1%, due to increased demand from its oil and gas services and construction customers, partially offset by reduced demand from its environmental customers.  Prices realized for the Company’s lime and limestone products were flat in the third quarter 2017, compared to the third quarter 2016, and 0.2% higher in the first nine months 2017, compared to the comparable 2016 period.

The Company’s gross profit from its Lime and Limestone Operations decreased by 9.8% in the third quarter 2017 and increased by 2.1% in the first nine months 2017, compared to the comparable 2016 periods.  The decreased gross profit for the Company’s Lime and Limestone Operations in the third quarter 2017, compared to the third quarter 2016, resulted primarily from the decreased revenues in the third quarter 2017 discussed above.  The increased gross profit in the first nine months 2017, compared to the comparable 2016 period, resulted primarily from the increased revenues in the first nine months 2017 discussed above.

Revenues from the Company’s Natural Gas Interests decreased 8.7% in the third quarter 2017, compared to the third quarter 2016.  The decrease in revenues from Natural Gas Interests in the third quarter 2017 resulted primarily from a 12.5% decrease in production volumes due to the normal declines in production rates on the Company’s 39 existing wells, partially offset by 3.8%  higher natural gas and natural gas liquids prices. Revenues from the Company’s Natural Gas Interests increased 13.8% in the first nine months 2017, compared to the comparable 2016 period, primarily from 26.6% higher natural gas and natural gas liquids prices, partially offset by a 12.8% decrease in production volumes due to the normal declines in production rates on the Company’s 39 existing wells.  The Company’s gross profit from its Natural Gas Interests was flat at $0.1 million in each of the third quarters 2017 and 2016 and increased to $0.4 million in the first nine months 2017, compared to a loss of $19 thousand in the comparable 2016 period, which resulted primarily from the increase in revenues in the first nine months 2017 discussed above.

In the fourth quarter 2016, the Company began a modernization and expansion and development project at its St. Clair plant in Oklahoma, including construction of a new, more fuel-efficient vertical kiln and related plant improvements.  Work on the St. Clair kiln project is moving forward.  Through September 30, 2017, the Company had incurred approximately $10.3 million of costs on the St. Clair kiln project, and had remaining outstanding commitments of approximately $20.0 million related to the project as of such date.  The Company estimates that the St. Clair kiln project will cost approximately $50 million and be completed by the end of 2018.

In December 2015, the Company commenced a publicly announced share repurchase program to purchase up to $10 million of its common stock.  In November 2016, the Company announced a 12-month extension of the repurchase program to repurchase up to the $7.2 million of its common stock remaining under the program.  No shares have been repurchased under the program since the first quarter 2016, when the Company repurchased 50,068 shares at a weighted-average price of $53.52 per share. Since the commencement of the share repurchase program through the date of this Report, the Company has repurchased 53,154 shares at a weighted-average price of $53.59 per share.

The Company paid its regular quarterly cash dividend of $0.135 (13.5 cents) per share on its common stock in each of the first three quarters 2017.  On October 26, 2017, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.135 (13.5 cents) per share on the Company’s common stock.  This dividend is payable on Decembr 15, 2017 to shareholders of record at the close of business on November 24, 2017.

Liquidity and Capital Resources.

Net cash provided by operating activities was $24.0 million in the first nine months 2017, compared to $25.9 million in the comparable 2016 period, a decrease of $1.9 million, or 7.4%.  Net cash provided by operating activities is composed of net income, depreciation, depletion and amortization (“DD&A”), deferred income taxes and other non-cash items included in net income, and changes in working capital.  In the first nine months 2017, cash provided by operating activities was principally composed of $15.6 million net income and $12.7 million DD&A, partially offset by a $1.2 million decrease in deferred income taxes, compared to $13.8 million net income and $12.0 million DD&A in the first nine months 2016.  The most significant changes in working capital items in the first nine months 2017 were an increase in trade receivables, net of $1.5 million, an increase in inventories, net, of $0.4 million, an increase in prepaid expenses and other current assets of $0.3 million and a decrease in accounts payable and accrued expenses of $2.0 million.  The most significant changes in working capital items in the first nine months 2016 were an increase in trade receivables, net, of $3.5 million, a decrease in inventories of $2.0 million and a decrease in prepaid expenses and other current assets of $0.7 million.  The increase in trade receivables, net in the 2017 and 2016 first nine-month periods primarily resulted from increased revenues in the third quarter 2017, compared to the fourth quarter 2016, and increased revenues in the third quarter 2016, compared to the fourth quarter 2015, respectively.

The Company had $14.5 million in capital expenditures in the first nine months 2017, including approximately $6.4 million on the St. Clair kiln project, compared to $12.2 million in the comparable period last year.

Net cash used in financing activities was $2.4 million and $4.8 million in the 2017 and 2016 first nine months, respectively, consisting of purchase of treasury shares of $0.2 million and $2.8 million in the first nine months 2017 and 2016, respectively.  Additionally, the Company paid $2.3 million and $2.1 million in dividends during the first nine months 2017 and 2016, respectively.

Cash and cash equivalents increased $7.5 million to $82.2 million at September 30, 2017, from $74.7 million at December 31, 2016.

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

The Company is not contractually committed to any planned capital expenditures until actual orders are placed for equipment.  As of September 30, 2017, the Company had no material open orders or commitments that are not included in current liabilities on the September 30, 2017 Condensed Consolidated Balance Sheet other than approximately $20.0 million related to the St. Clair kiln project.

In November 2016, to hedge against potential losses due to changes in the Euro to U.S. Dollar exchange rates, the Company entered into foreign exchange (“FX”) hedges with Wells Fargo Bank, N.A. as the counterparty to the FX hedges to fix the exchange rate for 5.5 million Euros in connection with a contractual obligation related to the St. Clair kiln project.  The Company will be exposed to credit losses in the event of non-performance by the counterparty to the FX hedges.  The FX hedges have been effective as defined under applicable accounting rules.  Therefore, changes in fair value of the FX hedges are reflected in comprehensive income.  Due to the weakening of the U.S. Dollar, compared to the Euro, in the 2017 periods, the fair value of the FX hedges resulted in an asset of $181 thousand at September 30, 2017, which is included in prepaid expenses and other current assets ($141 thousand) and other assets, net ($40 thousand) at September 30, 2017.  Due to the strengthening of the U.S. Dollar, compared to the Euro, in the period from when the Company entered into the FX hedges through December 31, 2016, the fair value of the FX hedges resulted in a liability of $352 thousand at December 31, 2016, which is included in accrued expenses ($309 thousand) and other liabilities ($43 thousand) at December 31, 2016.

As of September 30, 2017, the Company had no debt outstanding and no draws on the Revolving Facility other than $7.0 million of letters of credit, including $6.5 million related to the St. Clair kiln project, which count as draws against the available commitment under the Revolving Facility.  The Company believes that, absent a significant acquisition, cash on hand and cash flows from operations will be sufficient to meet the Company’s operating needs, ongoing capital needs, including current and possible modernization and expansion and development projects, including the kiln project at St. Clair, and liquidity needs and allow it to continue to repurchase up to $7.2 million of its common stock remaining to be repurchased under its extended share repurchase program as well as pay its regular cash dividends for the near future.

Results of Operations.

Revenues in the third quarter 2017 were $36.9 million, compared to $38.7 million in the comparable prior year quarter, a decrease of $1.7 million, or 4.4%.  Revenues from the Company’s Lime and Limestone Operations in the third quarter 2017 decreased $1.7 million, or 4.4%, to $36.4 million from $38.1 million in the comparable 2016 quarter, while revenues from its Natural Gas Interests decreased $48 thousand, or 8.7%, to $506 thousand from $554 thousand in the comparable prior year quarter.  In the first nine months 2017, revenues were $109.6 million, compared to $105.1 million in the comparable 2016 period, an increase of $4.5 million, or 4.3%.   Revenues from the Company’s Lime and Limestone Operations in the first nine months 2017 increased $4.3 million, or 4.1%, to $107.9 million from $103.6 million in the comparable 2016 period, while revenues from its Natural Gas Interests increased $0.2 million, or 13.8%, to $1.7 million from $1.5 million in the comparable prior year period.

As discussed above, the decrease in lime and limestone revenues in the third quarter 2017, as compared to the third quarter 2016, resulted from decreased sales volumes of the Company’s lime and limestone products, while the increase in the Company’s lime and limestone revenues in the first nine months 2017, as compared to last year’s comparable period, resulted primarily from increased sales volumes.  Prices realized for the Company’s lime and limestone products were flat in the third quarter, compared to the third quarter 2016, and slightly higher in the first nine months 2017, compared to the comparable 2016 period.

Production volumes from the Company’s Natural Gas Interests in the third quarter 2017 totaled 137 thousand MCF, sold at an average price of $3.69 per MCF, compared to 156 thousand MCF, sold at an average price of $3.56 per MCF, in the comparable 2016 quarter.  Production volumes in the first nine months 2017 from Natural Gas Interests totaled 425 thousand MCF, sold at an average price of $3.98 per MCF, compared to the first mime months 2016 when 473 thousand MCF was produced and sold at an average price of $3.15 per MCF.  The Company’s 2017 average prices per MCF were higher than the prior year’s average prices primarily due to increases in market prices for natural gas and natural gas liquids.

The Company’s gross profit was $9.6 million in the third quarter 2017, compared to $10.6 million in the comparable 2016 quarter, a decrease of $1.0 million, or 9.6%. Gross profit in the first nine months 2017 was $26.6 million, an increase of $1.0 million, or 3.8%, from $25.7 million in the first nine months 2016.

Included in gross profit in the third quarter and first nine months 2017 were $9.5 million and $26.2 million, respectively, from the Company’s Lime and Limestone Operations, compared to $10.5 million and $25.7 million, respectively, in the comparable 2016 periods.  The decreased gross profit for the Company’s lime and limestone operations in the third quarter 2017, compared to the third quarter 2016, resulted primarily from the decreased revenues discussed above.  The increased gross profit in the first nine months 2017, compared to the comparable 2016 period, resulted primarily from the increased revenues discussed above.  The Company’s gross profit margin as a percent of revenues from its Lime and Limestone Operations decreased to 26.0% and 24.3% in the third quarter and first nine months 2017, respectively, from 27.6% and 24.8% in the third quarter and first nine months 2016, respectively.  The decreased gross profit and gross profit margin in the third quarter 2017 resulted primarily from the decrease in revenues discussed above.

Gross profit from the Company’s Natural Gas Interests was flat at $0.1 million in each of the third quarters 2017 and 2016.  For the first nine months 2017, gross profit from the Company’s Natural Gas Interest increased to $0.4 million from a loss of $19 thousand in the comparable 2016 period, which resulted primarily from the increase in revenues in the first nine months 2017 discussed above.

Selling, general and administrative expenses (“SG&A”) were $2.7 million and $7.6 million in the third quarter and first nine months 2017, respectively, compared to $2.5 million and $7.2 million in the third quarter and first nine months 2016, respectively.  As a percentage of revenues, SG&A was 7.2% and 6.9% in the third quarter and first nine months 2017, respectively, compared to 6.4% and 6.9%, in the third quarter and first nine months 2016, respectively.  The increase in SG&A as a percentage of revenues in the third quarter 2017 compared to the third quarter 2016 was primarily due to the decrease in revenues in the 2017 period, compared to the comparable 2016 period.  The increase in SG&A in the 2017 periods, compared to the comparable 2016 periods, was principally due to increased non-cash stock-based compensation costs, which is primarily due to the increases in the price per share of the Company’s common stock for grants expensed during the 2017 periods, compared to the comparable 2016 periods.

Interest expense was $0.1 million in each of the 2017 and 2016 third quarters, and $0.2 million in each of the 2017 and 2016 first nine months. Other income, net was $0.3 million in the third quarter 2017, compared to $0.1 million in the third quarter 2016, and $0.7 million in the first nine months 2017, compared to $0.2 million in the first nine months 2016, primarily due to increased interest earned on the Company’s cash balances.

Income tax expense decreased to $1.4 million in the third quarter 2017, compared to $2.1 million in the third quarter 2016, a decrease of $0.6 million or 30.4%.   In the first nine months 2017, income tax expense decreased to $4.0 million from $4.7 million in the comparable 2016 period, a decrease of $0.7 million, or 15.1%.  The decrease in income tax expense in the third quarter and the first nine months 2017, compared to the comparable 2016 periods, was primarily due to a decrease in the Company’s estimated effective income tax rate resulting from income tax credits associated with the ongoing St. Clair kiln project, partially offset for the first nine months 2017 by the increase in the Company’s income before income taxes.

The Company’s net income was $5.7 million ($1.01 per share diluted) in the third quarter 2017, compared to net income of $6.1 million ($1.09 per share diluted) in the third quarter 2016, a decrease of $0.4 million, or 6.8%.  Net income in the first nine months 2017 was $15.6 million ($2.79 per share diluted), an increase of $1.7 million, or 12.5%, compared to the first nine months 2016 net income of $13.8 million ($2.48 per share diluted).

ITEM 3:     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk.

The Company would be exposed to changes in interest rates, primarily as a result of floating interest rates on the Revolving Facility.  There was no outstanding balance on the Revolving Facility subject to interest rate risk at September 30, 2017.  Any future borrowings under the Revolving Facility would be subject to interest rate risk.  See Note 8 of Notes to Condensed Consolidated Financial Statements.

Foreign Exchange Risk.

The Company could be exposed to changes in the Euro to U.S. Dollar exchange rate for its 3.7 million Euros obligation related to a contract for the St. Clair kiln project.  The Company entered into FX hedges to fix its U.S. Dollar liability at $4.2 million.  See Note 6 of Notes to Condensed Consolidated Financial Statements.

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

PART II.     OTHER INFORMATION

ITEM 2:     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In December 2015, the Company commenced a publicly announced share repurchase program to repurchase up to $10 million of its common stock.  In November 2016, the Company announced a 12-month extension of the repurchase program to repurchase up to the $7.2 million of its commons stock remaining under the program.  The Company did not repurchase any shares pursuant to this program the the third quarter 2017.

ITEM 4:    MINE SAFETY DISCLOSURES

Under Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of SEC Regulation S‑K, each operator of a coal or other mine is required to include disclosures regarding certain mine safety results in its periodic reports filed with the SEC.  The operation of the Company’s quarries, underground mine and plants is subject to regulation by the federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977.  The required information regarding certain mining safety and health matters, broken down by mining complex, for the quarter ended September 30, 2017 is presented in Exhibit 95.1 to this Report.

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

UNITED STATES LIME & MINERALS, INC.

October 27, 2017	By:	/s/ Timothy W. Byrne
Timothy W. Byrne
President and Chief Executive Officer
(Principal Executive Officer)

October 27, 2017	By:	/s/ Michael L. Wiedemer
Michael L. Wiedemer
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

UNITED STATES LIME & MINERALS, INC.

Quarterly Report on Form 10-Q

Quarter Ended

September 30, 2017

Index to Exhibits

EXHIBIT
NUMBER	DESCRIPTION

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.

32.1	Section 1350 Certification by the Chief Executive Officer.

32.2	Section 1350 Certification by the Chief Financial Officer.

95.1	Mine Safety Disclosures.

101	Interactive Data Files.