Form 10-K
period 2017-12-31
UNITED STATES LIME & MINERALS INC
filed 2018-03-02
CIK 82020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S‑T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment of this Form 10‑K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, non‑accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,”  “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act. (Check one):

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

The aggregate market value of Common Stock held by non‑affiliates computed as of the last business day of the Registrant’s quarter ended June 30, 2017: $157,783,003.

Number of shares of Common Stock outstanding as of March 1, 2018: 5,590,743.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the Registrant’s definitive Proxy Statement to be filed for its 2018 Annual Meeting of Shareholders. Part IV incorporates certain exhibits by reference from the Registrant’s previous filings.

ii

PART I

ITEM 1.  BUSINESS.

General.

United States Lime & Minerals, Inc. (the “Company,” the “Registrant,” “We” or “Our”), which was incorporated in 1950, conducts its business through two segments, Lime and Limestone Operations and Natural Gas Interests.

The Company’s principal corporate office is located at 5429 LBJ Freeway, Suite 230, Dallas, Texas 75240. The Company’s telephone number is (972) 991‑8400 and its internet address is www.uslm.com. The Company’s annual reports on Form 10‑K, quarterly reports on Form 10‑Q, current reports on Form 8‑K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as the Company’s definitive proxy statement filed pursuant to Section 14(a) of the Exchange Act, are available free of charge on the Company’s website as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the Securities and Exchange Commission (the “SEC”).

Lime and Limestone Operations.

Business and Products.  The Company, through its Lime and Limestone Operations, is a manufacturer of lime and limestone products, supplying primarily the construction (including highway, road and building contractors), industrial (including paper and glass manufacturers), environmental (including municipal sanitation and water treatment facilities and flue gas treatment processes), metals (including steel producers), oil and gas services, roof shingle and agriculture (including poultry and cattle feed producers) industries. The Company is headquartered in Dallas, Texas and operates lime and limestone plants and distribution facilities in Arkansas, Colorado, Louisiana, Oklahoma and Texas through its wholly owned subsidiaries, Arkansas Lime Company, Colorado Lime Company, Texas Lime Company, U.S. Lime Company, U.S. Lime Company—Shreveport, U.S. Lime Company—St. Clair and U.S. Lime Company—Transportation.

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

Product Sales.  In 2017, the Company sold almost all of its lime and limestone products in the states of Arkansas, Colorado, Illinois, Indiana, Iowa, Kansas, Louisiana, Mississippi, Missouri, New Mexico, Oklahoma, Tennessee and Texas. Sales were made primarily by the Company’s nine sales employees who call on current and potential customers and solicit orders, which are generally made on a purchase‑order basis. The Company also receives orders in response to bids that it prepares and submits to current and potential customers.

Principal customers for the Company’s lime and limestone products are construction customers (including highway, road and building contractors), industrial customers (including paper manufacturers and glass manufacturers), environmental customers (including municipal sanitation and water treatment facilities and flue gas treatment processes), metals producers (including steel producers), oil and gas services companies, roof shingle manufacturers and poultry and cattle feed producers. During 2017, the strongest demand for the Company’s lime and limestone products was from construction customers, industrial customers, environmental customers, metals producers, oil and gas services companies and roof shingle manufacturers.

Approximately 600 customers accounted for the Company’s sales of lime and limestone products during 2017. No single customer accounted for more than 10% of such sales. The Company is generally not subject to significant customer demand and credit risks as its customers are considerably diversified as to geographic location and industry concentration. However, given the nature of the lime and limestone industry, the Company’s profits are very sensitive to changes in sales volume and prices.

Lime and limestone products are transported by truck and rail to customers generally within a radius of 400 miles of each of the Company’s plants. All of the Company’s 2017 sales were made within the United States.

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

Limestone Reserves.  The Company’s limestone reserves contain at least 96% calcium carbonate (CaCO3). The Company has two subsidiaries that extract limestone from open‑pit quarries: Texas Lime Company (“Texas Lime”), which is located near Cleburne, Texas and Arkansas Lime Company (“Arkansas Lime”), which is located near Batesville, Arkansas. U.S. Lime Company—St. Clair (“St. Clair”) extracts limestone from an underground mine located near Marble City, Oklahoma. Colorado Lime Company (“Colorado Lime”) owns property containing limestone deposits at Monarch Pass, located 15 miles west of Salida, Colorado. Existing crushed stone stockpiles on the property are being used to provide feedstock to the Company’s plants in Salida and Delta, Colorado. Access to all properties is provided by paved roads and, in the case of Arkansas Lime and St. Clair, also by rail.

Texas Lime operates a quarry, located on approximately 3,450 acres of land that contains known high‑quality limestone reserves in a bed averaging 28 feet in thickness, with an overburden that ranges from 0 to 50 feet. Texas Lime also has mineral interests in approximately 330 acres of land adjacent to the northwest boundary of its property. The Texas Lime reserves, as of December 31, 2017, were approximately 31 million tons of proven recoverable reserves plus approximately 52 million tons of probable recoverable reserves. Assuming the current level of production and recovery rate is maintained, the Company estimates that these reserves are sufficient to sustain operations for more than 65 years.

Arkansas Lime operates two quarries and has hydrated lime and limestone production facilities on a second site linked to the quarries by its own railroad. The quarries cover approximately 1,050 acres of land located in Independence County, Arkansas containing a known deposit of high‑quality limestone reserves (the “Batesville Quarry”). The average thickness of the high‑quality limestone bed is approximately 60 feet, with an average overburden thickness of approximately 30 feet. The reserves for the Batesville Quarry, as of December 31, 2017, were approximately 11 million tons of proven recoverable reserves. Due to encountering unanticipated weathered limestone at higher elevations, we needed to increase our stripping at the Batesville Quarry and, as a result, have reduced our reserves by approximately 2 million tons in 2017, unrelated to annual production.  In 2005, the Company acquired approximately 2,500 acres of land in nearby Izard County, Arkansas (the “Love Hollow Quarry”). The high‑quality reserves on these 2,500 acres, as of December 31, 2017, were approximately 76 million tons of probable recoverable reserves. The Company continues to assess the costs required to improve the transportation infrastructure between the Love Hollow Quarry and Arkansas Lime’s production facilities and other development costs to prepare the Love Hollow Quarry for mining. Assuming the current level of production and recovery rate is maintained, the Company estimates that its total reserves in Arkansas are sufficient to sustain operations for more than 60 years.

St. Clair operates an underground mine and has hydrated lime and limestone production facilities located on approximately 870 acres it owns or leases containing high‑quality limestone reserves. The reserves, as of December 31, 2017, were approximately 12 million tons of probable recoverable reserves on 410 acres of the owned and leased acreage. Assuming the current level of production and recovery rate is maintained, the Company estimates that the probable recoverable reserves are sufficient to sustain operations for more than 20 years. In addition, St. Clair also has the right to mine the high‑quality limestone contained in approximately 1,330 adjacent acres pursuant to long‑term mineral leases. The Company has not conducted a drilling program to identify and categorize reserves on the 1,330 leased acres.

During 2017, the Company produced approximately 3 million tons of limestone from its quarries and mine.

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

Quarrying and Mining.  The Company extracts limestone by the open‑pit method at its Texas and Arkansas quarries. The Monarch Pass Quarry is also an open‑pit quarry, but is not being mined at this time. The open‑pit method consists of removing any overburden comprising soil and other substances, including inferior limestone, and then extracting the exposed high‑quality limestone. The Company removes such overburden by utilizing both its own employees and equipment and those of outside contractors. Open‑pit mining is generally less expensive than underground mining. The principal disadvantage of the open‑pit method is that operations are subject to inclement weather and overburden removal. The limestone is extracted by drilling and blasting, utilizing standard mining equipment. At its St. Clair underground mine, the Company mines limestone using room and pillar mining.  The Company has no knowledge of any recent changes in the physical quarrying or mining conditions on any of its properties that have materially affected its quarrying or mining operations.

Plants and Facilities.  After extraction, limestone is crushed and screened and, in the case of PLS, ground and dried, or, in the case of quicklime, processed in kilns. Quicklime may then be further processed in hydrators and slakers to produce hydrated lime and lime slurry. The Company processes and distributes lime and/or limestone products at five plants, six lime slurry facilities and two terminal facilities. All of its plants and facilities are accessible by paved roads, and, in the case of the Arkansas Lime and St. Clair plants and the terminal facilities, also by rail.

The Texas Lime plant has an annual capacity of approximately 470 thousand tons of quicklime from two preheater rotary kilns. The plant also has PLS equipment, which, depending on the product mix, has the capacity to produce approximately 800 thousand tons of PLS annually.

The Arkansas plant is situated at the Batesville Quarry. Utilizing three preheater rotary kilns, this plant has an annual capacity of approximately 630 thousand tons of quicklime. Arkansas Lime’s PLS and hydrating facilities are situated on a tract of 290 acres located approximately two miles from the Quarry, to which it is connected by a Company‑owned railroad. The PLS equipment, depending on the product mix, has the capacity to produce approximately 300 thousand tons of PLS annually.

The St. Clair plant has an annual capacity of approximately 180 thousand tons of quicklime from two rotary kilns, one of which is not a preheater kiln. The plant also has PLS equipment, which has the capacity to produce approximately 150 thousand tons of PLS annually. In the fourth quarter 2013, the Company received the necessary air permit from the Oklahoma Department of Environmental Quality to replace the non‑preheater kiln with the construction of a new, more fuel‑efficient vertical kiln.  The Company has begun construction on the new kiln and related plant improvements, which it estimates will cost approximately $50 million.  In October 2016, the Company entered into initial commitments for construction of the new kiln and related plant improvements.  Through December 31, 2017, the Company has incurred approximately $14.3 million and had outstanding purchase obligations of approximately $14.7 million.  The Company expects the new kiln should be completed near the end of 2018.

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

During 2017, the Company’s utilization rate was approximately 63% of its aggregate approximate annual production capacity for the plants in its Lime and Limestone Operations.

U.S. Lime Company (“US Lime”) uses quicklime to produce lime slurry and has three Houston area facilities, including a new distribution terminal, which is connected to a railroad, established in 2015 southwest of Houston, Texas, to serve the Greater Houston area construction market and three facilities to serve the Dallas‑Ft. Worth Metroplex. The Company established U.S. Lime Company—Transportation (“Transportation”) primarily to deliver the Company’s products to its customers and facilities in the Dallas‑Ft. Worth Metroplex. In December 2014, US Lime acquired the land and buildings, and Transportation acquired the trucks, trailers and other equipment, owned by a Houston, Texas trucking company operation that had exclusively delivered the Company’s products to its customers and slurry facilities. The land purchased included the site leased for one of US Lime’s Houston slurry facility. In December 2017, Transportation sold its trucks in Houston, Texas for approximately their net book value and entered into a dedicated transportation services agreement with a third-party carrier to deliver the Company’s products to its customers and slurry facilities in the Houston metropolitan area.

U.S. Lime Company—Shreveport operates a distribution terminal in Shreveport, Louisiana, which is connected to a railroad, to provide lime storage, hydrating, slurrying and distribution capacity to service markets in Louisiana and East Texas.

The Company believes that its plants and facilities are adequately maintained and insured.

Employees.  At December 31, 2017, the Company employed 318 persons and is a party to two collective bargaining agreements. The collective bargaining agreement for the Texas facilities expires November 2020.  The collective bargaining agreement for the Arkansas facilities was renegotiated in January 2018 and expires in January 2023.  Overall, the Company believes that its employee relations are good.

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

Lime producers tend to be concentrated on known high‑quality limestone formations where competition takes place principally on a regional basis. The industry as a whole has expanded its customer base, and while the steel industry and environmental‑related users, including utility plants, are the largest market sectors, it also counts chemical users and other industrial users, including paper manufacturers, oil and gas services and highway, road and building contractors, among its major customers.

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

Consolidation in the lime industry has left the three largest companies accounting for more than two‑thirds of North American production capacity. In addition to the consolidations, and often in conjunction with them, many lime producers have undergone modernization and expansion and development projects to upgrade their processing equipment in an effort to improve operating efficiency.  The Company’s Texas and Arkansas modernization and expansion projects, and the recently begun construction of a new more fuel-efficient vertical kiln at its St. Clair operations in Oklahoma, along with its lime slurry operations in Texas, should allow the Company to continue to remain competitive, protect its markets and position itself for the future. In addition, the Company will continue to evaluate internal and external opportunities for expansion, growth and increased profitability, as conditions warrant or opportunities arise. The Company may have to revise its strategy or otherwise find ways to enhance the value of the Company, including entering into strategic partnerships, mergers or other transactions.

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

The Company’s operations are subject to various federal, state and local laws and regulations relating to the environment, health and safety and other regulatory matters, including the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act and the Comprehensive Environmental Response, Compensation and Liability Act (“Environmental Laws”).  These Environmental Laws grant the United States Environmental Protection Agency (the “EPA”) and state governmental agencies the authority to promulgate and enforce regulations that could result in substantial expenditures on pollution control, waste management, permitting and compliance activities. Many Environmental Laws also authorize private citizens and interest groups to file lawsuits in court to enforce alleged violations.  The failure to comply with Environmental Laws may result in administrative and civil penalties, injunctive relief and criminal prosecution.  The Company has not been named as a potentially responsible party in any federal superfund cleanup site or state-led cleanup site.

The rate of change of Environmental Laws continues to be rapid, and compliance can require significant expenditures.  For example, the Clean Air Act required the Company’s lime plants to apply for Title V operating permits that have significant ongoing compliance monitoring costs.  In addition to the Title V permits, other environmental operating permits are required for the Company’s operations, and such permits are subject to modification during the permit renewal process, and, in rare instances, to revocation.  Raw materials and fuels used to manufacture lime products contain chemicals and compounds, such as trace metals, that may be classified as hazardous substances.  In October 2015, the EPA issued a final rule lowering the National Ambient Air Quality Standards (“NAAQS”) for ground-level ozone from 75 parts per billion to 70 parts per billion.  The final rule requires states to revise their State Implementation Plans (“SIP”) within three years of the date the EPA designates nonattainment areas under the new standard.  The statutory deadline for the EPA to make initial nonattainment designations under the new standard passed in October 2017.  In late 2017, the EPA notified states of the nonattainment areas it intends to designate, but as of February 2018, the EPA has yet to formally designate nonattainment areas.  At this point, it is unclear what specific SIP revisions will be proposed.  It is possible, however, that the EPA could adopt new SIP revisions that would result in increased compliance costs and liabilities and make permitting of major modifications more difficult.  In 2010, the EPA adopted new NAAQS for sulfur dioxide and nitrogen dioxide.  If the Company makes major modifications of any of its lime plants, the New Source Review (discussed below) permitting process may entail modeling and, potentially, installation of additional emission controls to demonstrate compliance with those new NAAQS.

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

Although the timing and impact of climate change legislation and of regulations limiting greenhouse gas emissions are uncertain, the consequences of such legislation and regulation are potentially significant for the Company because the production of CO2 is inherent in the manufacture of lime through the calcination of limestone and combustion of fossil fuels.  Future rulemaking following the Utility Air Regulatory Group decision could affect New Source Review permitting and, thereby, increase the time and costs of plant upgrades and expansions.  The passage of climate change legislation, and other regulatory initiatives by the Congress, the states or the EPA that restrict or tax emissions of greenhouse gases, could also adversely affect the Company.   There is no assurance that changes in the law or regulations will not be adopted, such as the imposition of a carbon tax, a cap-and-trade program requiring the Company to purchase carbon credits or other measures that would require reductions in emissions or changes to raw materials, fuel use or production rates that could have a material adverse effect on the Company’s financial condition, results of operations, cash flows and competitive position.

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

The Company also holds permits for process water and storm water discharges.  Any failure to comply with these permits could result in fines or other penalties.  Material changes to the terms of these permits in the future could also increase compliance costs.

The Company incurred capital expenditures related to environmental matters of approximately $0.4 million, $0.5 million and $0.5 million in 2017, 2016 and 2015, respectively. The Company’s recurring costs associated with managing environmental permitting and waste recycling and disposal (e.g., used oil and lubricants) and maintaining pollution control equipment amounted to approximately $0.7 million, $0.9 million and $1.0 million in 2017, 2016 and 2015, respectively.

The Company recognizes legal reclamation and remediation obligations associated with the retirement of long‑lived assets at their fair value at the time the obligations are incurred (“Asset Retirement Obligations” or “AROs”). Over time, the liability for AROs is recorded at its present value each period through accretion expense, and the capitalized cost is amortized over the useful life of the related asset. Upon settlement of the liability, the Company either settles the ARO for its recorded amount or recognizes a gain or loss. AROs are estimated based on studies and the

Company’s process knowledge and estimates, and are discounted using an appropriate interest rate. The AROs are adjusted when further information warrants an adjustment. The Company believes its accrual of $1.6 million for AROs at December 31, 2017 is reasonable.

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

Hydraulic fracturing is a technique used to produce oil and natural gas from shale, including the Barnett Shale Formation.  The drilling on the Company’s O & G Properties has involved hydraulic fracturing.  On April 18, 2012, the EPA issued new final regulations under the New Source Performance Standards and National Emission Standards for Hazardous Air Pollutants.    Since January 2015, these regulations have required owners and operators of newly hydraulically fractured wells to use so-called “green completion” technology to reduce methane and volatile organic compound emissions during completion activities. In May 2016, the EPA issued a final rule establishing standards for the reduction of methane, volatile organic compounds, and other emissions from new and existing sources in the oil and gas sector.  These and other similar regulations could increase the costs of oil and gas exploration and production activities.

Hydraulic fracturing has historically been regulated by state oil and natural gas commissions.  However, the EPA has asserted federal regulatory authority over certain hydraulic fracturing activities involving diesel under the Safe Drinking Water Act (“SDWA”).  In February 2014, the EPA issued permitting guidance for oil and gas hydraulic fracturing activities using diesel fuels, which included a broad definition of diesel covering a variety of oils that are not diesel but that have similar carbon-chain molecules.  In June 2016, the EPA issued a final rule establishing a zero discharge limitation for the discharge of wastewater from hydraulic fracturing to publicly owned treatment works.  In addition, certain other governmental reviews have been conducted or are underway that focus on environmental aspects of hydraulic fracturing practices, including a four-year study by the EPA that concluded in 2016.  Other agencies, including the Department of Energy, the Council on Environmental Quality, the Energy Information Administration and the Department of the Interior, have also conducted hydraulic fracturing studies. These completed and ongoing reviews, depending on their scope and results, could spur initiatives to further regulate hydraulic fracturing under the SDWA or other regulatory programs.

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

The prices that the Company receives for its natural gas production is also affected by the amount of natural gas liquids included in the natural gas and the prices for those liquids. There has been a general decline in prices for natural gas and natural gas liquids in recent years due principally to increased supply, although this longer-term trend for natural gas liquids reversed somewhat in 2017.

Drilling Activity.  No new wells have been completed since 2011, and there are no present plans to drill additional wells, on the O & G Properties. The Company cannot predict the number of additional wells that ultimately will be drilled, if any, or their results.

Production Activity.  The number of gross and net producing wells and production activity for the years ended December 31, 2017, 2016 and 2015 are as follows:

	2017		2016		2015
	Gross	Net(2)	Gross	Net(2)	Gross	Net(2)
Producing wells(1)
O & G Lease	33	6.6	33	6.6	33	6.6
Drillsite Agreement	6	0.8	6	0.8	6	0.8
Total	39	7.4	39	7.4	39	7.4
Natural gas production volume (BCF)	0.6		0.6		0.7
Average sales price per MCF(3)	$3.99		$3.35		$3.41
Total cost of revenues per MCF(4)	$2.69		$3.25		$2.97

(1)	Although a total of 34 wells have been drilled under the O & G Lease, one well ceased production in 2011 and has been plugged and abandoned.

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

Internal Controls Over Reserves Estimates.  The Company’s policies regarding internal controls over the recording of reserve estimates require reserves to be in compliance with the SEC definitions and guidance and prepared in accordance with generally accepted petroleum engineering principles. In 2017, the Company retained LaRoche Petroleum Consultants, Ltd., independent third-party petroleum engineers, to perform appraisals of 100% of its proved reserves in compliance with these standards.  In each of the years 2016 and 2015, the Company retained DeGolyer and MacNaughton, independent third‑party petroleum engineers, to perform appraisals of 100% of its proved reserves in compliance with these standards.

Reserves.  The following table reflects the proved developed, proved undeveloped and total proved reserves (all of which are located in Johnson County, Texas), future estimated net revenues and standardized measure at December 31, 2017, 2016 and 2015. The reserves and future estimated net revenues are based on the reports prepared by LaRoche Petroleum Consultants, Ltd. as of December 31, 2017 and DeGolyer and MacNaughton as of December 31, 2016 and 2015. Proved developed reserves included 39 producing wells at each of December 31, 2017, 2016 and 2015, respectively. The Company’s proved reserves have not been filed with, or included in, any reports to any federal agency, other than those filed with the SEC.

	2017(2)			2016(2)			2015(2)
	Developed	Undeveloped	Total	Developed	Undeveloped	Total	Developed	Undeveloped	Total
Proved natural gas reserves (BCF)	4.6	—	4.6	3.9	—	3.9	5.3	—	5.3
Proved natural gas liquids and condensate reserves (MMBBLS)	0.7	—	0.7	0.5	—	0.5	0.7	—	0.7
Future estimated net revenues (in thousands)	$15,616	$—	$15,616	$9,506	$—	$9,506	$13,897	$—	$13,897
Standardized measure(1) (in thousands)	$6,576	$—	$6,576	$4,197	$—	$4,197	$5,286	$—	$5,286

(1)

This present value data should not be construed as representative of fair market value, since such data is based upon projected cash flows, which do not provide for escalation or reduction of natural gas or natural gas liquids prices or for escalation or reduction of expenses and capital costs.

(2)

The reserve estimates as of December 31, 2017, 2016 and 2015 utilized 12‑month average pricing, as required by accounting principles generally accepted in the United States of America, of $2.81, $2.65 and $2.80 per MCF of natural gas and $20.23, $16.61 and $14.92 per BBL of natural gas liquids, respectively.

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

General economic conditions in the United States in recent years have reduced demand for our lime and limestone products.  Specifically, demand from our steel and utility customers has decreased in recent years. Our steel customers have reduced their purchase volumes due to the ongoing difficult economic conditions in that industry.  Demand from our utility customers has decreased due to the trend in the United States to retire coal-fired utility plants.  The overall reduction in demand for lime and limestone products has also resulted in increased competitive pressures, including pricing pressures, from other lime producers.

Reduced prices for natural gas and natural gas liquids over the past several years have resulted in reduced revenues from our Natural Gas Interests.  However, we have generally benefited from lower energy costs in our Lime and Limestone Operations segment.  In 2017, prices of natural gas and natural gas liquids recovered somewhat.

We are also in a period of regulatory uncertainty. While various proposals by the current Administration and Congress to reduce regulations in certain respects or as to certain industries, to increase infrastructure spending, to permit increased oil and gas drilling, to increase the use of coal, to stimulate steel and other manufacturing and to protect U.S. markets, as well as the impact of corporate tax reforms may increase U.S. economic activity and the demand for our lime and limestone products, there can be no assurance that such results will be achieved or that they will benefit us or our customers. In addition, depending on the outcome and effects of such proposals, a variety of factors, including uncertainty with respect to governmental budgetary constraints, legislative impasses, possible trade wars and increased inflationary pressures, could have a material adverse effect on our financial condition, results of operations, cash flows and competitive position that, on balance, may offset some or all of the benefits to us and our customers from the otherwise favorable regulatory changes.

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

We rely upon the capacity, reliability and security of our information technology (“IT”) systems for our manufacturing, sales, financial and administrative functions. We also face the challenge of supporting our IT systems and implementing upgrades when necessary, including the prompt detection and remediation of any cyber-security breaches.

Our IT systems security measures are focused on the prevention, detection and remediation of damage from computer viruses, natural disasters, unauthorized access, cyber‑attack and other similar disruptions. However, our IT systems may remain vulnerable to intrusion and damage despite our implementation of security measures that we feel protect our IT systems. Any failure, accident or security breach involving our IT systems could result in disruption to our operations. A material breach in the security of our IT systems could negatively impact our manufacturing operations, sales or financial and administrative functions, or result in the compromise of personal information of our employees, customers or suppliers. To the extent any such failure, accident or security breach results in disruption to our operations or sales or loss or disclosure of, or damage to, our data or confidential information, our costs can increase and our reputation, business, results of operations and financial condition could be materially adversely affected.

Lime and Limestone Operations.

In the normal course of our Lime and Limestone Operations, we face various business and financial risks that could have a material adverse effect on our financial position, results of operations, cash flows and competitive position. Not all risks are foreseeable or within our ability to control.

These risks arise from various factors, including, but not limited to, fluctuating demand and prices for our lime and limestone products, including as a result of downturns in the economy and in the construction, industrial, steel and oil and gas services industries, and reduced demand from coal-fired utility plants, increased competitive pressures from other lime producers, changes in legislation and regulations, including Environmental Laws, health and safety regulations and requirements to renew or obtain operating permits, our ability to produce and store quantities of lime and limestone products sufficient in amount and quality to meet customer demands and specifications, the success of our modernization, expansion and development strategies, the uncertainty of the product output from the shaft kiln technology being deployed at the St. Clair facility, including our ability to sell our increased lime capacity at acceptable prices, our ability to execute our strategies and complete projects on time and within budget, our ability to integrate, refurbish and/or improve acquired facilities, our access to capital, volatile costs, especially fuel, electricity, transportation and freight costs, inclement weather and the effects of seasonal trends.

We receive most of our coal and petroleum coke by rail, so the availability of sufficient solid fuels to run our plants could be diminished significantly in the event of major rail disruptions. Domestic coal and petroleum coke may also be exported, which can increase competition and prices for the domestic supply. In addition, our freight costs to deliver our lime and limestone products are high relative to the value of our products, and they have generally increased in recent years. Our costs for delivery of solid fuels, as well as our products, also increase as demand for rail and trucking by other industries increases, and recent Department of Transportation rules reduce the availability of rail cars and trucks to deliver solid fuels to our plants and deliver our products to our customers. If we are unable to continue to pass along our variable coal, petroleum coke, diesel, natural gas, electricity, transportation and freight costs to our customers through higher prices or surcharges, our financial condition, results of operations, cash flows and competitive position could be materially adversely affected.

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

If any of these conditions or events occurs, our operations may be disrupted, we could experience a delay or halt of production or shipments, our operating costs could increase significantly and we could be exposed to fines, penalties, assessments and other liabilities. If our insurance coverage is limited or excludes a given condition or event, we may not be able to recover in full the losses that we may incur as a result of such conditions or events, some of which may be substantial.

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

We intend to comply with all Environmental Laws and believe our accrual for environmental costs and liabilities at December 31, 2017 is reasonable. Because many of the requirements are subjective and therefore not quantifiable or presently determinable, or may be affected by additional legislation and rulemaking, including those related to climate change and greenhouse gas emissions, there is no assurance or certainty that we will be able to continue or renew our operating permits, or to successfully secure new permits in connection with our modernization and expansion and development projects, and it is not possible to accurately predict the aggregate future costs and liabilities relating to environmental compliance and their effect on our financial condition, results of operations, cash flows and competitive position.

To maintain our competitive position, we may need to continue to increase the efficiency of our operations and expand production capacity, obtain financing for any such projects and acquisitions at reasonable interest rates and acceptable terms and sell any resulting increased production at acceptable prices.

We have currently undertaken our new kiln project at St. Clair. We may in the future undertake additional modernization and expansion and development projects and acquisitions. Such projects and acquisitions may require that we incur additional debt, which may not be available to us at all or at reasonable interest rates or on acceptable terms. Given current and projected demand for lime and limestone products, we cannot guarantee that any such project or acquisition would be successful, that we would be able to sell any resulting increased production at acceptable prices or that any such sales would be profitable.

Although prices for our lime and limestone products have been relatively firm in past years, pricing competition has increased in recent years. We are unable to predict future demand and prices, given the current economic and regulatory uncertainties in the U.S. and in particular industries, and cannot provide any assurance that current levels of demand and prices will continue or that any future increases in demand or prices can be maintained.

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

Various factors that are beyond our control will affect the demand for, and prices of, natural gas and natural gas liquids. The natural gas industry is cyclical in nature and tends to reflect general economic and gas supply and demand conditions. Recent technological advances, such as hydraulic fracturing, have enabled the industry to access additional reserves and have greatly increased the current supply of natural gas and natural gas liquids in the United States and elsewhere, generally resulting in lower natural gas and natural gas liquids prices. Lower natural gas and natural gas liquids prices may reduce the amount of natural gas and natural gas liquids that is economical for our operators to produce on the O & G Properties, or cause them to shut in wells for extended periods of time or to plug and abandon wells. Reduced prices and production could further reduce our revenues and cash flows from our Natural Gas Interests, while at the same time also increasing the rate at which we record non-cash depletion expense on our wells, and thus could have an adverse effect on our gross profit from our Natural Gas Interests.

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

The O & G Properties and our natural gas business are subject to complex federal, state and local laws and regulations relating to the oil and natural gas industry, as well as regulations relating to health and safety matters. Future developments regarding the regulation of the oil and gas industry are difficult to predict. Both current and potential future changes to laws and regulations can have a significant impact on the costs and amount of our production.

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

ITEM 4.  MINE SAFETY DISCLOSURES.

Under Section 1503(a) of the Dodd‑Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S‑K, each operator of a coal or other mine is required to include disclosures regarding certain mine safety results in its periodic reports filed with the SEC. The operation of the Company’s quarries, underground mine and plants is subject to regulation by the federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977. The required information regarding certain mining safety and health matters, broken down by mining complex, for the year ended December 31, 2017 is presented in Exhibit 95.1 to this Report.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s common stock is listed on the Nasdaq Global Market® under the symbol “USLM.” As of March 1, 2018, the Company had approximately 350 shareholders of record.

As of March 1, 2018, the Company had 500,000 shares of $5.00 par value preferred stock authorized; however, none has been issued.

The low and high sales prices for the Company’s common stock for the periods indicated were:

	2017		2016
	Low	High	Low	High
First Quarter	$71.61	$79.50	$49.77	$60.01
Second Quarter	$75.75	$81.99	$50.90	$58.99
Third Quarter	$75.60	$85.08	$58.61	$66.00
Fourth Quarter	$71.93	$101.40	$65.00	$77.50

The Company declared and paid a cash dividend of $0.135 (13.5 cents) per share of common stock in each of the 2017 quarters.  The Company declared and paid a cash dividend of $0.125 (12.5 cents) per share of common stock in each of the 2016 quarters.  On January 30, 2018, the Company declared a quarterly cash dividend of $0.135 (13.5 cents) per share of common stock payable on March 16, 2018 to shareholders of record at the close of business on February 23, 2018.

PERFORMANCE GRAPH

The graph below compares the cumulative 5-year total shareholders’ return on the Company’s common stock with the cumulative total return on the NASDAQ Composite Index and a peer group index consisting of Eagle Materials, Inc., Monarch Cement Co., U.S. Concrete, Inc. and Martin Marietta Materials, Inc. The graph assumes that the value of the investment in the Company’s common stock and each index was $100 on December 31, 2012, and that all dividends have been reinvested.

	2012	2013	2014	2015	2016	2017
U.S. LIME & MINERALS, INC.	100	129.82	155.88	118.62	164.89	168.97
NASDAQ COMPOSITE INDEX	100	141.58	162.13	173.35	187.34	242.49
PEER GROUP	100	120.05	127.95	143.73	231.89	245.45

ISSUER PURCHASES OF EQUITY SECURITIES

In December 2015, the Company commenced a publicly announced share repurchase program to repurchase up to $10,000,000 of its common stock. On November 17, 2017, the Company announced a 12-month extension of the repurchase program through November 30, 2018 to repurchase up to the $7,151,226 of its common stock remaining under the program.  No additional shares have been repurchased to date.

The following table sets forth, for the periods indicated, the Company’s share repurchase activity in the fourth quarter 2017 under this program:

			Total Number of
			Shares Purchased	Maximum
			as Part of Publicly	Remaining
	Total Number of	Average Price	Announced	Amount Available
Period	Shares Purchased	Paid Per Share	Program	Under the Program
October 1 – 31, 2017	—	—	—	$7,151,226
November 1 – 30, 2017	—	—	—	$7,151,226
December 1 – 31, 2017	—	—	—	$7,151,226
Total	—	—	—	$7,151,226

In addition, the Company’s Amended and Restated 2001 Long‑Term Incentive Plan allows employees and directors to pay the exercise price upon the exercise of stock options and the tax withholding liability upon exercise of stock options or the lapse of restrictions on restricted stock by payment in cash and/or withholding or delivery of shares of the Company’s common stock to the Company. Pursuant to these provisions, the Company repurchased 1,504 shares at a price of $77.10 per share, the fair market value of one share on the date they were tendered to the Company, in the fourth quarter 2017 for payment of tax withholding liability upon the lapse of restrictions on restricted stock.

ITEM 6.  SELECTED FINANCIAL DATA.

	Years Ended December 31,
	2017	2016	2015	2014	2013
	(dollars in thousands, except per share amounts)
Operating results
Lime and limestone revenues	$142,612	137,190	128,390	144,567	128,003
Natural gas revenues	2,232	2,092	2,447	5,274	5,762
Total revenues	$144,844	139,282	130,837	149,841	133,765
Gross profit	$34,380	33,092	28,714	36,791	30,800
Operating profit	$24,227	23,480	19,086	27,322	21,651
Income before income tax (benefit) expense	$24,943	23,618	17,481	25,922	19,833
Net income	$27,148	17,754	12,886	19,367	14,800
Net income per share of common stock:
Basic	$4.87	3.19	2.30	3.47	2.66
Diluted	$4.86	3.19	2.30	3.47	2.66

	As of December 31,
	2017	2016	2015	2014	2013
Total assets	$228,447	210,159	196,499	199,986	187,526
Current installments of debt	$—	—	—	16,667	5,000
Debt, excluding current installments	$—	—	—	—	16,667
Stockholders’ equity per outstanding common share	$36.73	32.23	29.72	27.65	24.54
Employees	318	321	323	313	297

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD‑LOOKING STATEMENTS.

Any statements contained in this Report that are not statements of historical fact are forward‑looking statements as defined in the Private Securities Litigation Reform Act of 1995. Forward‑looking statements in this Report, including without limitation statements relating to the Company’s plans, strategies, objectives, expectations, intentions and adequacy of resources, are identified by such words as “will,” “could,” “should,” “would,” “believe,” “possible,” “potential,” “expect,” “intend,” “plan,” “schedule,” “estimate,” “anticipate” and “project.” The Company undertakes no obligation to publicly update or revise any forward‑looking statements. The Company cautions that forward‑looking statements involve risks and uncertainties that could cause actual results to differ materially from expectations, including without limitation the following: (i) the Company’s plans, strategies, objectives, expectations, and intentions are subject to change at any time at the Company’s discretion; (ii) the Company’s plans and results of operations will be affected by its ability to maintain and increase its revenues and manage its growth; (iii) the Company’s ability to meet short‑term and long‑term liquidity demands, including meeting the Company’s operating and capital needs, including for the modernization and expansion and development project at St. Clair and possible acquisitions, repurchasing the Company’s common stock and paying dividends, and conditions in the credit and equity markets, including the ability of the Company’s customers to meet their obligations; (iv) interruptions to operations and increased expenses at the Company’s facilities resulting from changes in mining methods or conditions, variability of chemical or physical properties of the Company’s limestone and its impact on process equipment and product quality, inclement weather conditions, natural disasters, accidents, IT systems failures or disruptions, including due to cybersecurity incidents, or regulatory requirements; (v) volatile coal, petroleum coke, diesel, natural gas, electricity, transportation and freight costs and the consistent availability of trucks, truck drivers and rail cars to deliver the Company’s products to its customers and solid fuels to its plants on a timely basis; (vi) unanticipated delays or cost overruns in completing modernization and expansion and development projects, including the Company’s St. Clair kiln project that is estimated to cost approximately $50 million in total; (vii) the Company’s ability to expand its Lime and Limestone Operations through projects and acquisitions of businesses with related or similar operations, including obtaining financing for such projects and acquisitions, and to sell any resulting increased production at acceptable prices; (viii) inadequate demand and/or prices for the Company’s lime and limestone products due to conditions in the U.S. economy, recessionary pressures in particular industries, including construction, steel, industrial and oil and gas services, reduced demand from utility plants, increased competition from competitors, effects of governmental fiscal and budgetary constraints, including the level of highway construction and infrastructure funding, the impact of tax reform, legislative impasses and economic and regulatory uncertainties under state governments and the United States Administration and Congress, and inability to continue to maintain or increase prices for the Company’s products; (ix) uncertainties of prices and regulations with respect to the Company’s Natural Gas Interests, including the absence of drilling activities on the Company’s O & G Properties, the change in the operator of the wells drilled on the O&G Properties, inability to explore for new reserves, unitization of existing wells, declines in production rates and plugging and abandoning of existing wells; (x) ongoing and possible new regulations, investigations, enforcement actions and costs, legal expenses, penalties, fines, assessments, litigation, judgments and settlements, taxes and disruptions and limitations of operations, including those related to climate change and health and safety and those that could impact the Company’s ability to continue or renew its operating permits or successfully secure new permits in connection with its modernization and expansion and development projects; and (xi) other risks and uncertainties set forth in this Report or indicated from time to time in the Company’s filings with the SEC, including the Company’s Quarterly Reports on Form 10‑Q.

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

Our Lime and Limestone Operations represent our principal business. Our Natural Gas Interests consist of royalty and non‑operating working interests under the O & G Lease and the Drillsite Agreement with two separate operators related to our Johnson County, Texas property, located in the Barnett Shale Formation, on which Texas Lime conducts its lime and limestone operations. Our principal management decisions related to our Natural Gas Interests involve whether to participate as a non‑operating working interest owner by contributing our proportional costs for drilling proposed wells or workovers of existing wells under the O & G Lease and the Drillsite Agreement. While we intend to continue to participate in future natural gas wells drilled and workovers of existing wells on our O & G Properties, if any, we are not in the business of drilling for or producing natural gas and have no personnel with expertise in that field.

Revenues from our Lime and Limestone Operations increased 4.0% in 2017 compared to 2016, primarily due to increased sales volumes of our lime and limestone products in 2017, which accounted for a revenue increase of approximately 3.2% for 2017 compared to 2016.  The 2017 increase in sales volumes resulted from increased demand, principally from our oil and gas services and industrial customers, partially offset by reduced demand from our environmental customers. The increase in oil and gas services demand for 2017 resulted from increased drilling activity in the Permian region due to the increase in average prices for oil and natural gas.  Revenues in 2017 also increased, in part, due to an increase in average product prices for our lime and limestone products of approximately 0.8% in 2017 compared to 2016.

Revenues from our Natural Gas Interests increased 6.7% in 2017 compared to 2016 due to an increase in average prices for natural gas and natural gas liquids of approximately 19.3%, partially offset by a decrease in production volumes of approximately 12.6%, resulting from the normal declines in production rates on the Company’s existing natural gas wells.

Gross profit increased 3.9% in 2017 compared to 2016. Gross profit from our Lime and Limestone Operations in 2017 increased 1.9% compared to 2016, primarily due to the increased revenues discussed above. Gross profit from our Natural Gas Interests increased 1,113.3% in 2017 compared to 2016, primarily due to lower depletion and lease operating expenses and the increase in revenues discussed above.

Interest expense remained flat at $0.2 million for each of 2017 and 2016.  Interest and other income, net, in 2017 increased $0.6 million, or 149.2% compared to 2016, due to higher average cash and cash equivalent balances.

Income tax benefit was $2.2 million in 2017, compared to income tax expense of $5.9 million in 2016.  Income tax benefit in 2017 included a $7.4 million reduction of our deferred tax liabilities, net, due to the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”), which was signed into law on December 22, 2017. The 2017 Tax Act reduced the enacted federal income tax rate for corporations from 35% to 21% beginning in 2018.  Applying the lower federal income tax rate to the Company’s deferred tax items resulted in a one-time reduction to the Company’s deferred tax liabilities, net, recorded as a tax benefit in the Consolidated Statements of Income in 2017.  The Company estimates that the 2017 Tax Act will result in a reduction of its future effective income tax rates by approximately 8 to 10 percentage points, compared to what it would have expected before the 2017 Tax Act was enacted.

Net income increased $9.4 million, or 52.9%, in 2017 compared to 2016. Cash flows from operations during 2017 enabled us to make $21.3 million of capital investments, pay $3.0 million in dividends and increase our cash balances to $85.0 million at December 31, 2017, compared to $74.7 million at December 31, 2016.  We had no debt outstanding at December 31, 2017.

In December 2015, we commenced a publicly announced share repurchase program to repurchase up to $10 million of our common stock.  Pursuant to that program, we repurchased 3,086 shares in December 2015 at a weighted-average price of $54.79 per share.  In 2016, we repurchased 50,068 shares at a weighted-average price of $53.52 per share.  In November 2017, we announced a 12-month extension of the repurchase program to repurchase up to approximately $7.2 million of our common stock remaining under the program through November 30, 2018.  No additional shares have been repurchased to date.

On January 30, 2018, we announced that our Board of Directors had declared a regular quarterly cash dividend of $0.135 (13.5 cents).

Absent a significant acquisition opportunity arising during 2018, we anticipate funding our operating and capital needs, including modernization and expansion and development projects, such as our new kiln project at St. Clair, our cash dividend and the remainder of our share repurchase program from our cash on hand and cash flows from operations.

Lime and Limestone Operations.

In our Lime and Limestone Operations, we produce and sell PLS, quicklime, hydrated lime and lime slurry. The principal factors affecting our success are the level of demand and prices for our products and whether we are able to maintain sufficient production levels and product quality while controlling costs.

Inclement weather conditions, such as the winter ice and snow storms, cold weather and excessive rainfalls generally reduce the demand for lime and limestone products supplied to construction‑related customers that account for a significant amount of our revenues. Inclement weather also interferes with our open‑pit mining operations and can disrupt our plant production. In addition to weather, various maintenance, environmental, accident and other operational and construction issues can also disrupt our operations and increase our operating expenses.

Demand for our products in our market areas is also affected by general economic conditions, the pace of construction, the demand for steel, the level of oil and gas drilling in our markets, the level of governmental and private funding for highway construction and infrastructure and utility plant usage of coal for power generation.  Demand for our lime and limestone products from oil and gas services and industrial customers increased in 2017.  However, demand for our lime and limestone products from our environmental customers declined during 2017.  Oil and natural gas prices rose from their 2016 lows throughout 2017, which resulted in increased drilling activities in 2017 and higher demand from our oil and gas services customers. At the same time, higher oil and gas prices impacted our Lime and Limestone Operations through higher transportation, freight and fuel costs during 2017.  The current Administration has announced that they will impose a 25% tariff on imported steel which should be beneficial to future demand for domestic steel.

On December 4, 2015, the President signed into law the Fixing America’s Surface Transportation Act (the “FAST Act”), the first multi‑year transportation authorization enacted in over ten years. The FAST Act authorizes $305 billion over fiscal years 2016 through 2020 that provides long-term funding certainty for surface transportation projects. Its enactment should allow states and local governments to move forward with critical transportation projects, like new highways, with confidence that the Highway Trust Fund will meet its obligations through 2020.  In addition, Texas approved constitutional amendments authorizing a portion of oil and gas tax revenues to be deposited into the State Highway Fund, for certain other sales and use tax revenues beginning in Texas’ fiscal 2018 to be directed to the State Highway Fund and, beginning in Texas’ fiscal 2020, for certain state motor vehicle sales and rental tax revenue to be directed to the State Highway Fund.  With these funding improvements, along with additional infrastructure spending proposed by the current Administration, we expect to see increases in demand from our construction customers, but the timing of the demand is uncertain.

Our modernization and expansion and development projects in Texas and Arkansas, and our current modernization of U. S. Lime Company—St. Clair and our Texas slurry operations have positioned us to meet the demand for high‑quality lime and limestone products in our markets. Our modernization and expansion and development projects have also equipped us with up‑to‑date, fuel‑efficient plant facilities, which has resulted in lower production costs and greater operating efficiencies, thus enhancing our competitive position. All of our kilns are fuel‑efficient preheater kilns, except for one kiln at St. Clair, which will be replaced with a new, more fuel-efficient vertical kiln that should be completed in 2018.

For our plants to operate at peak efficiency, we must meet operational challenges that arise from time to time, including bringing new facilities on line and refurbishing and/or improving acquired facilities, such as St. Clair, which we acquired with the intention of modernizing and expanding, as well as operating existing facilities efficiently. We also incur ongoing costs for maintenance and to remain in compliance with rapidly changing Environmental Laws and health and safety and other regulations.

Our primary variable cost is energy.  Prices for coal, petroleum coke, diesel, natural gas, electricity, transportation and freight are volatile and have generally increased over the past several years. In addition, our freight costs, including diesel prices, to deliver our products can be high relative to the value of our products and have generally increased in the past several years. We have been able to mitigate to some degree the adverse impact of volatile energy costs by varying the mixes of fuel used in our kilns, and by passing on some of any increase in costs to our customers, where possible, through higher prices and/or surcharges on certain products.  In addition, as noted above, we are also proceeding with the construction of a new, more fuel-efficient vertical kiln at St. Clair, which should help us manage our energy costs at that plant.  Finally, we have not engaged in any significant hedging activity in an effort to control our energy costs, but may do so in the future.

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

Natural Gas Interests.

In 2004, we entered into the O & G Lease with EOG with respect to oil and gas rights on our Cleburne, Texas property, located in the Barnett Shale Formation. Pursuant to the O & G Lease, we have royalty interests ranging from 15.4% to 20% in oil and gas produced from any successful wells drilled on the leased property and an option to participate in any well drilled on the leased property as a 20% non‑operating working interest owner. Our overall average revenue interest is 34.7% in the 33 wells drilled under the O & G Lease that are currently producing.  Affiliated companies of Enervest, Ltd. purchased EOG’s interests in the O & G Lease, and an affiliate of Enervest, Ltd. is now the successor operator of the wells drilled under the O & G Lease.

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

The pricing of natural gas sales is primarily determined by supply and demand in the marketplace and can fluctuate considerably. The prices that the Company receives for its natural gas production is also affected by the amount of natural gas liquids included in the natural gas, and the prices for those liquids is also subject to supply and demand factors. Although they recovered somewhat in 2017, prices of both natural gas and natural gas liquids have generally declined over the past several years, principally due to increased supply.  In addition, if estimates of our proved oil and gas reserves decline due to further declines in prices for natural gas and natural gas liquids or other reasons, the rate at which we record depletion expense would increase.

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

Revenue recognition.  We recognize revenue for our Lime and Limestone Operations in accordance with the terms of our purchase orders, contracts or purchase agreements, which are generally upon shipment, and when payment is considered probable. Revenues include external freight billed to customers with related costs in cost of revenues. Our returns and allowances are minimal. External freight billed to customers included in revenues was $23.5 million, $23.1 million and $20.1 million for 2017, 2016 and 2015, respectively, which approximates the amount of external freight billed to customers included in cost of revenues. Sales taxes billed to customers are not included in revenues. For our Natural Gas Interests, we recognize revenue in the month of production and delivery.

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

Reserve estimates.  Proved oil and gas reserves are those quantities of oil and gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from a given date forward, from known reservoirs, and under existing economic conditions, operating methods and government regulations, prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. The project to extract the hydrocarbons must have commenced or the operator must be reasonably certain it will commence the project within a reasonable time.

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

Derivatives.  Our foreign exchange hedges are recorded at their fair value on our Consolidated Balance Sheets and any changes in fair value are included in comprehensive income.  We determined the fair value of foreign exchange hedges utilizing the cash flows valuation technique.

Stock‑based compensation.  We expense all stock‑based payments to employees and directors, including grants of stock options and restricted stock, in our Consolidated Statements of Income based on their fair values. Compensation cost is recognized ratably over the vesting period for all stock‑based awards.

RESULTS OF OPERATIONS.

The following table sets forth certain financial information expressed as a percentage of revenues for the periods indicated:

	Year Ended December 31,
	2017	2016	2015
Lime and Limestone Operations	98.5%	98.5%	98.1%
Natural Gas Interests	1.5	1.5	1.9
Total revenues	100.0%	100.0%	100.0%
Cost of revenues
Labor and other operating expenses	(65.0)	(64.8)	(66.0)
Depreciation, depletion and amortization	(11.3)	(11.4)	(12.1)
Gross profit	23.7	23.8	21.9
Selling, general and administrative expenses	(7.0)	(6.9)	(7.4)
Operating profit	16.7	16.9	14.5
Other (expense) income:
Interest expense	(0.2)	(0.2)	(0.8)
Interest and other income (expense), net	0.7	0.2	(0.4)
Income tax benefit (expense)	1.5	(4.2)	(3.5)
Net income	18.7%	12.7%	9.8%

2017 vs. 2016

Revenues for 2017 increased to $144.8 million from $139.3 million in 2016, an increase of $5.6 million, or 4.0%. Revenues from our Lime and Limestone Operations in 2017 increased $5.4 million, or 4.0%, to $142.6 million from $137.2 million in 2016. The increase in revenues from our Lime and Limestone Operations was primarily due to increased sales volumes of our lime and limestone products, principally to our oil and gas services and industrial customers, partially offset by decreased sales volumes to our environmental customers. In addition, we realized a slight increase in prices for our lime and limestone products in 2017, compared to 2016.

Revenues from our Natural Gas Interests for 2017 increased $0.1 million, or 6.7%, to $2.2 million from $2.1 million in the prior year. The increase in revenues from our Natural Gas Interests resulted from higher average price per MCF in 2017, compared to 2016, partially offset by the normal declines in production rates on existing wells.

Our gross profit increased to $34.4 million for 2017 from $33.1 million for 2016, an increase of $1.3 million, or 3.9%. Gross profit from our Lime and Limestone Operations for 2017 was $33.7 million, compared to $33.0 million in

2016, an increase of $0.6 million, or 1.9%. The increase in gross profit in 2017 compared to 2016 resulted primarily from the increased revenues discussed above, partially offset by increased stripping costs at the Batesville Quarry, which has continued into 2018.

Gross profit for 2017 also included $0.7 million from our Natural Gas Interests, compared to $0.1 million in 2016, an increase of $0.7 million or 1,113.3%. The increase in gross profit from our Natural Gas Interests in 2017, compared to 2016, was primarily due to lower depletion and lease operating expenses and price increases in 2017, compared to 2016.  Production volumes for 2017 from our Natural Gas Interests totaled 0.6 BCF, sold at an average price per MCF of $3.99, compared to 2016 when 0.6 BCF was produced and sold at an average price of $3.35 per MCF.

Selling general and administrative expenses (“SG&A”) increased to $10.2 million for 2017, an increase of $0.5 million, or 5.6%, compared to $9.6 million for 2016. As a percentage of revenues, SG&A increased to 7.0% in 2017 from 6.9% in 2016, due primarily to an increase in stock-based compensation in 2017, principally due to higher prices for our common stock.

Interest expense was $0.2 million in each of 2017 and 2016, as we had no outstanding debt during either 2017 or 2016.

Interest and other (income) expense, net was $1.0 million in 2017, compared to $0.4 million in 2016.  Interest and other (income) expense, net consisted primarily of interest income earned on cash and cash equivalents balances in each of 2017 and 2016.  The increase in interest and other (income) expense, net in 2017, compared to 2016, was primarily due to higher average balances of cash and cash equivalents.

Income tax (benefit) expense was a benefit of $2.2 million in 2017, compared to expense of $5.9 million in 2016, a decrease in income tax expense of $8.1 million. The income tax benefit in 2017 included a benefit of $7.4 million ($1.33 per share diluted) due to a reduction in the enacted federal income tax rates in the United States and the one-time impact of the lower rate on our deferred tax liabilities, net. Our effective income tax rate for 2017 was also reduced by research and development tax credits associated with the ongoing construction of the St. Clair kiln project which were not significant in 2016.

Net income increased to $27.1 million ($4.86 per share diluted) in 2017, compared to $17.8 million ($3.19 per share diluted) in 2016, an increase of $9.4 million, or 52.9%.

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

Interest and other (income) expense, net was income of $0.4 million in 2016, compared to an expense of $0.6 million in 2015.  The net change of $1.0 million income primarily resulted from the $0.9 million expense in 2015 for the termination of the Corson Lime Company defined benefit plan.

Income tax (benefit) expense increased to $5.9 million in 2016 from $4.6 million in 2015, an increase of $1.3 million, or 27.6%. The increase in income tax expense in 2016 compared to 2015 was primarily due to the increase in our income before taxes. Our effective income tax rate for 2016 decreased to 24.8% compared to our 2015 rate of 26.2%, primarily due to an increase in state income taxes, net of federal income tax benefits, in 2015 as a result of the full realization of the Company’s net operating loss carryforwards in one state.

Net income increased to $17.8 million ($3.19 per share diluted) in 2016, compared to $12.9 million ($2.30 per share diluted) in 2015, an increase of $4.9 million, or 37.8%.

FINANCIAL CONDITION.

Capital Requirements.  We require capital primarily for normal recurring capital and re‑equipping projects, modernization and expansion and development projects and acquisitions. Our capital needs are expected to be met principally from cash on hand, cash flows from operations and our $75.0 million revolving credit facility.

We expect to spend approximately $12.0 million per year over the next several years in our Lime and Limestone Operations for normal recurring capital and re‑equipping projects at our plants and facilities to maintain or improve efficiency, ensure compliance with Environmental Laws, meet customer needs and reduce costs. As of December 31, 2017, we had approximately $17.6 million, including approximately $14.7 million for the St. Clair kiln project, in open orders or contractual commitments for our Lime and Limestone Operations and none for our Natural Gas Interests.

Liquidity and Capital Resources.  Net cash provided by operating activities was $34.3 million in 2017, compared to $37.8 million in 2016, a decrease of $3.6 million, or 9.4%. Our net cash provided by operating activities is composed of net income, depreciation, depletion and amortization (“DD&A”), other non‑cash items included in net income and changes in working capital. In 2017, net cash provided by operating activities was principally composed of $27.1 million net income, $16.5 million DD&A, $1.4 million stock‑based compensation, $7.6 million decrease in deferred income taxes and $3.6 million decrease from changes in operating assets and liabilities. Although net income increased in 2017 compared to 2016, net cash provided by operating activities in 2017, compared to 2016, decreased primarily due to a $7.6 million decrease in deferred income taxes principally caused by the reduction in the enacted United States federal income tax rate, compared to a $0.6 million increase in deferred income taxes in 2016.  Additionally, prepaid expenses and other current assets and inventories, net increased by $1.6 million and $1.1 million, respectively, in 2017, compared to decreases of $0.3 million and $2.3 million, respectively, in 2016. These changes were partially offset by a $0.3 million decrease in trade receivables, net in 2017, compared to a $0.9 million increase in 2016. The increase in trade receivables, net in 2016 resulted from the $2.9 million increase in revenues in the fourth quarter 2016 compared to the fourth quarter 2015.

Net cash used in investing activities was $20.7 million for 2017, compared to $17.5 million in 2016.  Net cash used in investing activities included approximately $9.7 million and $2.8 million paid on the St. Clair kiln project in 2017 and 2016, respectively.  Net cash used in investing activities in 2016 also included approximately $2.7 million for two significant projects at our Texas facility to overhaul the primary crushing system and upgrade the burner management system on one of our kilns, and approximately $1.0 million to take advantage of cost-effective opportunities to replace certain mobile equipment at our Arkansas facility.  The balance of net cash used in investing activities was primarily for normal recurring capital and re‑equipping projects at our plants and facilities.

Net cash used in financing activities primarily consisted of $3.0 million and $2.8 million for dividend payments in 2017 and 2016, respectively, and $0.3 million and $2.9 million to repurchase shares of our common stock in 2017 and 2016, respectively. In 2016, such share repurchases included $2.7 for repurchases pursuant to the Company’s December 2015 publicly announced $10 million share repurchase program, which was extended for 12 months in November 2017, leaving up to approximately $7.2 million for such repurchases through November 30, 2018.  There were no share repurchases under the repurchase program in 2017.

Our cash and cash equivalents at December 31, 2017 increased to $85.0 million from $74.7 million at December 31, 2016.

Banking Facilities and Debt.    On May 7, 2015, we amended our credit agreement with Wells Fargo Bank, N.A. (the “Lender”) to, among other things, provide for a $75 million revolving credit facility (the “New Revolving Facility”) and reduced interest rate margins and commitment fees (the “Amendment”).   The Amendment also provides for an incremental four-year accordion feature to borrow up to an additional $50 million on the same terms, subject to approval by the Lender or another lender selected by us.  The terms of the Amendment provide for a final maturity of the New Revolving Facility and any incremental loan on May 7, 2020; interest rates, at our option, of LIBOR plus a margin of 1.000% (previously 1.750%) to 2.000% (previously 2.750%), or the Lender’s Prime Rate plus a margin of 0.000% to plus 1.000%; and a commitment fee range of 0.200% (previously 0.250%) to 0.350% (previously 0.400%) on the undrawn portion of the New Revolving Facility.  The New Revolving Facility interest rate margins and commitment fee are determined quarterly in accordance with a pricing grid based upon the Company’s Cash Flow Leverage Ratio, defined as the ratio of the Company’s total funded senior indebtedness to earnings before interest, taxes, depreciation, depletion, amortization and stock-based compensation expense (“EBITDA”) for the 12 months ended on the last day of the most recent calendar quarter, plus pro forma EBITDA from any businesses acquired during the period.  Pursuant to a security agreement, dated August 25, 2004, the New Revolving Facility is secured by the Company’s existing and hereafter acquired tangible assets, intangible assets and real property.  The maturity of the New Revolving Facility and any incremental loans can be accelerated if any event of default, as defined under the credit agreement, occurs.  Our maximum Cash Flow Leverage Ratio is 3.50 to 1 (previously 3.25 to 1).  As of October 27, 2016, we amended our credit agreement to increase the letter of credit sublimit under the New Revolving Facility from $5 million to $10 million.

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

The hedges had been effective as defined under applicable accounting rules. Therefore, changes in fair value of the interest rate hedges were reflected in comprehensive income. We would have been exposed to credit losses in the event of non‑performance by the counterparty to the hedges. We paid $0.2 million in aggregate quarterly settlement payments pursuant to the hedges in 2015. These payments were included in interest expense in our Consolidated Statements of Income.

We had $7.1 million of letters of credit issued under the New Revolving Facility as of December 31, 2017, including approximately $6.6 million related to the St. Clair kiln project, but no cash draws. Our letters of credit count as draws against the available commitment under the New Revolving Facility.

Capital Expenditures.  We have made a substantial amount of capital investments over the past several years to modernize our plants and facilities and expand our lime and limestone operations, and to fund the drilling and completion of 40 natural gas wells.

Capital expenditure activities totaled $21.3 and $17.7 million, in 2017 and 2016, respectively. Capital expenditures included approximately $9.7 and $2.8 million for the St. Clair kiln project in 2017 and 2016, respectively.  Capital expenditures in 2016 also included approximately $2.7 million for two significant projects at our Texas facility and approximately $1.0 million to take advantage of cost-effective opportunities to replace certain mobile equipment at our Arkansas facility.

Common Stock Buybacks.  We spent $0.3, $2.9 and $0.4 million in 2017, 2016 and 2015, respectively, to repurchase treasury shares.  Included in the 2016 and 2015 expenditures were $2.7 and $0.2 million, respectively, spent as part of our publicly announced share repurchase program commenced in December 2015 to repurchase up to $10 million of our common stock, which has been extended through November 30, 2018.

Contractual Obligations.  The following table sets forth our contractual obligations as of December 31, 2017 (in thousands):

	Payments Due by Period
					More Than
Contractual Obligations	Total	1 Year	2 - 3 Years	4 - 5 Years	5 Years
Debt	$—	—	—	—	—
Operating leases(1)	$4,939	1,658	2,318	963	—
Limestone mineral leases	$1,773	86	172	172	1,343
Purchase obligations(2)	$17,631	16,408	1,223	—	—
Other liabilities	$1,612	150	268	245	949
Total	$25,955	18,302	3,981	1,380	2,292

(1)	Represents operating leases for railcars, corporate office space and some equipment that are either non‑cancelable or subject to significant penalty upon cancellation.
(2)	Of these obligations, $2,787 were recorded on the Consolidated Balance Sheet at December 31, 2017.

We believe that cash on hand and cash flows from operations will be sufficient to meet our operating needs, ongoing capital needs, including our current and possible modernization and expansion and development projects, and liquidity needs and allow us to continue to repurchase up to approximately $7.2 million of our common stock under our recently extended share repurchase program, as well as pay our regular cash dividends for the near future.

Off‑Balance Sheet Arrangements.  We do not utilize off‑balance sheet financing arrangements; however, we lease railcars, corporate office space and some equipment used in our operations under operating lease agreements that are either non‑cancelable or subject to significant penalty upon cancellation, and have various limestone mineral leases. As of December 31, 2017, the total future lease payments under our various operating and mineral leases totaled $4.9 million and $1.8 million, respectively, and are due in payments as summarized in the table above.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

INTEREST RATE RISK.

We could be exposed to changes in interest rates, primarily as a result of floating interest rates on the New Revolving Facility.  There was no outstanding balance on the New Revolving Facility subject to interest rate risk at December 31, 2017.  Any future borrowings under the New Revolving Facility would be subject to interest rate risk. See Note 3 of Notes to Consolidated Financial Statements.

FOREIGN EXCHANGE RISK.

We could be exposed to changes in the Euro to U.S. Dollar exchange rate for our approximately 3.7 million Euros obligation related to a contract for the St. Clair kiln project.  We entered into foreign exchange hedges to fix our U.S. Dollar liability at approximately $4.4 million.  See Note 9 of Notes to Consolidated Financial Statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

United States Lime & Minerals, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of United States Lime & Minerals, Inc. (a Texas Corporation) and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 2, 2018 expressed an unqualified opinion.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2005.

Dallas, Texas

March 2, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

United States Lime & Minerals, Inc. and Subsidiaries

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of United States Lime & Minerals, Inc. and Subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2017, and our report dated March 2, 2018 expressed an unqualified opinion on those financial statements.

Basis for opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and limitations of internal control over financial reporting

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

/s/ GRANT THORNTON LLP

Dallas, Texas March 2, 2018

United States Lime & Minerals, Inc.

Consolidated Balance Sheets

(dollars in thousands, except per share amounts)

	December 31,	December 31,
	2017	2016
ASSETS
Current assets
Cash and cash equivalents	$85,000	$74,712
Trade receivables, net	16,473	16,781
Inventories, net	13,546	12,433
Prepaid expenses and other current assets	2,996	1,110
Total current assets	118,015	105,036
Property, plant and equipment
Mineral reserves and land	24,254	23,687
Proved natural gas properties, successful-efforts method	18,414	18,412
Buildings and building and leasehold improvements	5,643	5,611
Machinery and equipment	248,294	232,912
Furniture and fixtures	958	961
Automotive equipment	2,673	4,011
Property, plant and equipment	300,236	285,594
Less accumulated depreciation and depletion	(190,518)	(180,613)
Property, plant and equipment, net	109,718	104,981
Other assets, net	713	142
Total assets	$228,446	$210,159
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$6,263	$5,587
Accrued expenses	3,096	3,521
Total current liabilities	9,359	9,108
Debt	—	—
Deferred tax liabilities, net	12,374	19,832
Other liabilities	1,461	1,580
Total liabilities	23,194	30,520
Stockholders’ equity
Preferred stock, $5.00 par value; authorized 500,000 shares; none issued or outstanding	—	—
Common stock, $0.10 par value; authorized 15,000,000 shares; 6,582,135 and 6,563,440 shares issued at December 31, 2017 and 2016, respectively	659	657
Additional paid-in capital	24,307	22,831
Accumulated other comprehensive income (loss)	86	(223)
Retained earnings	233,905	209,770
Less treasury stock, 993,314 and 989,300 shares at December 31, 2017 and 2016, respectively, at cost	(53,705)	(53,396)
Total stockholders’ equity	205,252	179,639
Total liabilities and stockholders’ equity	$228,446	$210,159

The accompanying notes are an integral part of these consolidated financial statements.

United States Lime & Minerals, Inc.

Consolidated Statements of Income

(dollars in thousands, except per share amounts)

	Years Ended December 31,
	2017	2016	2015
Revenues
Lime and limestone operations	$142,612	$137,190	$128,390
Natural gas interests	2,232	2,092	2,447
	144,844	139,282	130,837
Cost of revenues
Labor and other operating expenses
Lime and limestone operations	93,266	89,095	85,080
Natural gas interests	858	1,164	1,259
Depreciation, depletion and amortization	16,340	15,931	15,784
	110,464	106,190	102,123
Gross profit	34,380	33,092	28,714
Selling, general and administrative expenses, including depreciation and amortization expense of $209, $210 and $249 in 2017, 2016 and 2015, respectively	10,153	9,612	9,628
Operating profit	24,227	23,480	19,086
Other (income) expense
Interest expense	241	246	1,036
Interest and other (income) expense, net	(957)	(384)	569
	(716)	(138)	1,605
Income before income tax (benefit) expense	24,943	23,618	17,481
Income tax (benefit) expense	(2,205)	5,864	4,595
Net income	$27,148	$17,754	$12,886
Net income per share of common stock
Basic	$4.87	$3.19	$2.30
Diluted	$4.86	$3.19	$2.30
Cash dividends per share of common stock	$0.54	$0.50	$0.50

The accompanying notes are an integral part of these consolidated financial statements.

United States Lime & Minerals, Inc.

Consolidated Statements of Comprehensive Income

(dollars in thousands)

	Years Ended December 31,
	2017	2016	2015
Net income	$27,148	$17,754	$12,886
Other comprehensive income (loss)
Mark to market of foreign exchange hedges, net of tax expense (benefit) of $155 and $(129) for 2017 and 2016, respectively	309	(223)	—
Mark to market of interest rate hedges, net of tax expense of $241 for 2015	—	—	422
Minimum pension liability adjustments, net of tax expense of $344 for 2015	—	—	602
Total other comprehensive income (loss)	309	(223)	1,024
Comprehensive income	$27,457	$17,531	$13,910

The accompanying notes are an integral part of these consolidated financial statements.

United States Lime & Minerals, Inc.

Consolidated Statements of Stockholders’ Equity

(dollars in thousands)

				Accumulated
	Common Stock		Additional	Other
	Shares		Paid-In	Comprehensive	Retained	Treasury
	Outstanding	Amount	Capital	Income (Loss)	Earnings	Stock	Total
Balances at December 31, 2014	5,595,319	652	20,418	(1,024)	184,710	(50,065)	154,691
Stock options exercised	1,000	—	28	—	—	—	28
Stock-based compensation	16,261	3	1,196	—	—	—	1,199
Treasury shares purchased	(6,899)	—	—	—	—	(403)	(403)
Cash dividends paid	—	—	—	—	(2,798)	—	(2,798)
Net income	—	—	—	—	12,886	—	12,886
Minimum pension liability adjustment, net of $344 tax expense	—	—	—	602	—	—	602
Mark to market of interest rate hedges, net of $241 tax expense	—	—	—	422	—	—	422
Comprehensive income	—	—	—	1,024	12,886	—	13,910
Balances at December 31, 2015	5,605,681	655	21,642	—	194,798	(50,468)	166,627
Stock options exercised	5,683	1	154	—	—	—	155
Stock-based compensation	16,708	1	1,035	—	—	—	1,036
Treasury shares purchased	(53,932)	—	—	—	—	(2,928)	(2,928)
Cash dividends paid	—	—	—	—	(2,782)	—	(2,782)
Net income	—	—	—	—	17,754	—	17,754
Mark to market of foreign exchange hedges, net of $129 tax benefit	—	—	—	(223)	—	—	(223)
Comprehensive (loss) income	—	—	—	(223)	17,754	—	17,531
Balances at December 31, 2016	5,574,140	657	22,831	(223)	209,770	(53,396)	179,639
Stock options exercised	2,000	—	73	—	—	—	73
Stock-based compensation	16,695	2	1,403	—	—	—	1,405
Treasury shares purchased	(4,014)	—	—	—	—	(309)	(309)
Cash dividends paid	—	—	—	—	(3,013)	—	(3,013)
Net income	—	—	—	—	27,148	—	27,148
Mark to market for foreign exchange hedges, net of $155 tax expense	—	—	—	309	—	—	309
Comprehensive income	—	—	—	309	27,148	—	27,457
Balances at December 31, 2017	5,588,821	$659	$24,307	$86	$233,905	$(53,705)	$205,252

The accompanying notes are an integral part of these consolidated financial statements.

United States Lime & Minerals, Inc.

Consolidated Statements of Cash Flows

(dollars in thousands)

	Year Ended December 31,
	2017	2016	2015
OPERATING ACTIVITIES:
Net income	$27,148	$17,754	$12,886
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	16,549	16,141	16,033
Amortization of deferred financing costs	15	14	29
Deferred income taxes	(7,612)	648	(227)
Loss on disposition of property, plant and equipment	377	622	39
Stock-based compensation	1,405	1,036	1,199
Changes in operating assets and liabilities:
Trade receivables, net	308	(892)	1,555
Inventories, net	(1,113)	2,295	(1,292)
Prepaid expenses and other current assets	(1,594)	308	698
Other assets	5	4	(47)
Accounts payable and accrued expenses	(1,130)	532	198
Other liabilities	(76)	(615)	1,423
Net cash provided by operating activities	34,282	37,847	32,494
INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(21,337)	(17,664)	(11,459)
Acquisition of assets of a business	—	(50)	(50)
Proceeds from sale of property, plant and equipment	592	208	449
Net cash used in investing activities	(20,745)	(17,506)	(11,060)
FINANCING ACTIVITIES:
Repayments of term loans	—	—	(16,667)
Cash dividends paid	(3,013)	(2,782)	(2,798)
Proceeds from exercise of stock options	73	155	28
Purchase of treasury shares	(309)	(2,928)	(403)
Net cash used in financing activities	(3,249)	(5,555)	(19,840)
Net increase in cash and cash equivalents	10,288	14,786	1,594
Cash and cash equivalents at beginning of period	74,712	59,926	58,332
Cash and cash equivalents at end of period	$85,000	$74,712	$59,926

The accompanying notes are an integral part of these consolidated financial statements.

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share amounts)

Years Ended December 31, 2017, 2016 and 2015

(1) Summary of Significant Accounting Policies

(a)         Organization

United States Lime & Minerals, Inc. (the “Company”) is a manufacturer of lime and limestone products, supplying primarily the construction (including highway, road and building contractors), industrial (including paper and glass manufacturers), environmental (including municipal sanitation and water treatment facilities and flue gas treatment processes), metals (including steel producers), oil and gas services, roof shingle and agriculture (including poultry and cattle feed producers) industries. The Company is headquartered in Dallas, Texas and operates lime and limestone plants and distribution facilities in Arkansas, Colorado, Louisiana, Oklahoma and Texas through its wholly owned subsidiaries, Arkansas Lime Company, Colorado Lime Company, Texas Lime Company, U.S. Lime Company, U.S. Lime Company – Shreveport, U.S. Lime Company – St. Clair and U.S. Lime Company – Transportation. In addition, the Company, through its wholly owned subsidiary, U.S. Lime Company – O & G, LLC, has royalty and non‑operating working interests in natural gas wells located in Johnson County, Texas, in the Barnett Shale Formation.

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

	Years Ended December 31,
	2017	2016	2015
Cash paid during the year for:
Interest	$140	$113	$948
Income taxes	$6,718	$4,908	$4,152

(e)         Revenue Recognition

The Company recognizes revenue for its lime and limestone operations in accordance with the terms of its purchase orders, contracts or purchase agreements, which are generally upon shipment, and when payment is considered probable. Revenues include external freight billed to customers with related costs in cost of revenues. The Company’s returns and allowances are minimal. External freight billed to customers included in revenues was $23,489, $23,087 and $20,145 for 2017, 2016 and 2015, respectively, which approximates the amount of external freight billed to customers included in cost of revenues. Sales taxes billed to customers are

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share amounts)

Years Ended December 31, 2017, 2016 and 2015

not included in revenues. For its natural gas interests, the Company recognizes revenue in the month of production and delivery.

(f)         Fair Values of Financial Instruments

Fair value is defined as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” The Company uses a three‑tier fair value hierarchy, which classifies the inputs used in measuring fair values, in determining the fair value of its financial assets and liabilities. These tiers include: Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets; Level 2, defined as observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities and; Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. Specific inputs that had been used to value the Company’s interest rate swap liabilities included quoted three-month LIBOR rates for the remaining life of the interest rate swaps.  Specific inputs used to value the Company’s foreign exchange hedges were Euro to U.S. Dollar exchange rates for the expected future payment dates for the Company’s commitments denominated in Euros.  There were no changes in the methods and assumptions used in measuring fair value during the period.

The carrying values of cash and cash equivalents, trade receivables, other current assets, accounts payable and accrued expenses approximate fair value due to the short maturity of these instruments.  The Company’s foreign exchange hedges are carried at fair value at December 31, 2017.  See Notes 1(p), 4 and 9. Financial assets (liabilities) measured at fair value on a recurring basis are summarized below:

			Significant Other
			Observable Inputs
			(Level 2)
	December 31,	December 31,	December 31,	December 31,
	2017	2016	2017	2016	Valuation Technique
Foreign exchange hedges	$111	$(352)	$111	$(352)	Cash flows approach

(g)         Concentration of Credit Risk and Trade Receivables

Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash and cash equivalents, trade receivables and derivative financial instruments. The Company places its cash and cash equivalents with high credit quality financial institutions and its derivative financial instruments with financial institutions and other firms that management believes have high credit ratings. The Company’s cash and cash equivalents at commercial banking institutions normally exceed federally insured limits. For a discussion of the credit risks associated with the Company’s derivative financial instruments, see Notes 9.

The majority of the Company’s trade receivables are unsecured. Payment terms for all trade receivables are based on the underlying purchase orders, contracts or purchase agreements. Credit losses relating to trade receivables have generally been within management expectations and historical trends. Uncollected trade receivables are charged‑off when identified by management to be unrecoverable. Trade receivables are presented net of the related allowance for doubtful accounts, which totaled $346 and $334 at December 31,

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share amounts)

Years Ended December 31, 2017, 2016 and 2015

2017 and 2016, respectively. Additions and write‑offs to the Company’s allowance for doubtful accounts during the years ended December 31 are as follows:

	2017	2016
Beginning balance	$334	$400
Additions	69	293
Write-offs	(57)	(359)
Ending balance	$346	$334

(h)         Inventories, Net

Inventories are valued principally at the lower of cost, determined using the average cost method, or net realizable value. Costs for raw materials and finished goods include materials, labor and production overhead. A summary of inventories is as follows:

	December 31,	December 31,
	2017	2016
Lime and limestone inventories:
Raw materials	$5,105	$4,811
Finished goods	2,266	2,070
	$7,371	$6,881
Service parts inventories	6,175	5,552
	$13,546	$12,433

(i)         Property, Plant and Equipment

For major constructed assets, the capitalized cost includes the price paid by the Company for labor and materials plus interest and internal and external project management costs that are directly related to the constructed assets. Machinery and equipment at December 31, 2017 and 2016 included $14,930 and $4,284, respectively, of construction in progress for various capital projects. No interest costs were capitalized for the years ended December 31, 2017 and 2016. Depreciation of property, plant and equipment is being provided for by the straight‑line method over estimated useful lives as follows:

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

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share amounts)

Years Ended December 31, 2017, 2016 and 2015

The Company reviews its long‑lived assets for impairment and, when events or circumstances indicate the carrying amount of an asset may not be recoverable, the Company determines if impairment of value exists. If the estimated undiscounted future net cash flows are less than the carrying amount of the asset, an impairment exists, and an impairment loss must be calculated and recorded. If an impairment exists, the impairment loss is calculated based on the excess of the carrying amount of the asset over the asset’s fair value. Any impairment loss is treated as a permanent reduction in the carrying value of the asset. Through December 31, 2017, no events or circumstances arose that would require the Company to record a provision for impairment of its long‑lived assets.

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

(k)         Asset Retirement Obligations

The Company recognizes legal obligations for reclamation and remediation associated with the retirement of long‑lived assets at their fair value at the time the obligations are incurred (“AROs”). Over time, the liability for AROs is recorded at its present value each period through accretion expense, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, the Company either settles the AROs for the recorded amount or recognizes a gain or loss. As of December 31, 2017 and 2016, the Company’s AROs included in other liabilities and accrued expenses were $1,582 and $1,838, respectively. As of December 31, 2017, assets, net of accumulated depreciation, associated with the Company’s AROs totaled $910. During 2017 and 2016, the Company spent $377 and $311, respectively, on its AROs, and recognized accretion expense of $73, $70 and $60 in 2017, 2016 and 2015, respectively, on its AROs.

The AROs were estimated based on studies and the Company’s process knowledge and estimates, and are discounted using a credit adjusted risk-free interest rate. The AROs are adjusted when further information warrants an adjustment. The Company estimates annual expenditures of approximately $100 to $200 each in years 2018 through 2022 relating to its AROs.

(l)         Other Assets

Other assets consist of the following:

	December 31,
	2017	2016
Deferred financing costs	$35	$49
Other	678	93
	$713	$142

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

Years Ended December 31, 2017, 2016 and 2015

Generally, the timing of these accruals will coincide with completion of a feasibility study or the Company’s commitment to a formal plan of action.

The Company incurred capital expenditures related to environmental matters of approximately $440 in 2017, $477 in 2016 and $455 in 2015.

(n)         Income Per Share of Common Stock

The following table sets forth the computation of basic and diluted income per common share:

	Years Ended December 31,
	2017	2016	2015
Net income for basic and diluted income per common share	$27,148	$17,754	$12,886
Weighted-average shares for basic income per common share	5,577,312	5,567,902	5,598,805
Effect of dilutive securities:
Employee and director stock options(1)	11,184	4,071	5,423
Adjusted weighted-average shares and assumed exercises for diluted income per common share	5,588,496	5,571,973	5,604,228
Basic net income per common share	$4.87	$3.19	$2.30
Diluted net income per common share	$4.86	$3.19	$2.30

(1)	Excludes 0, 22,425, and 24,225 stock options in 2017, 2016 and 2015, respectively, as antidilutive because the exercise price exceeded the average per share market price for the periods presented.

(o)         Stock‑Based Compensation

The Company expenses all stock‑based payments to employees and directors, including grants of stock options and restricted stock, in the Company’s Consolidated Statements of Income based on their fair values. Compensation cost is recognized on a straight-line basis over the vesting period.

(p)         Derivative Instruments and Hedging Activities

Every derivative instrument is recorded on the Company’s Consolidated Balance Sheets as either an asset or liability measured at its fair value. Changes in the derivative’s fair value are recognized currently in earnings unless specific hedge accounting criteria are met. If the derivative is designated as a cash flow hedge, changes in fair value are recognized in comprehensive income or loss until the hedged item is recognized in earnings.  The Company estimated fair value utilizing the cash flows valuation technique. The fair values of derivative contracts that expire in less than one year are recognized as current assets or liabilities. Those that expire in more than one year are recognized as long-term assets or liabilities. See Notes 1(f), 3, 4 and 9.

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

Years Ended December 31, 2017, 2016 and 2015

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

(2) New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2014-09 (“ASU 2014-09”), “Revenue from Contracts with Customers,” which stipulates that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  To achieve this core principle, an entity should apply the following steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract(s); (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract(s); and (5) recognize revenue when (or as) the entity satisfies a performance obligation.  The new guidance is effective for the Company beginning January 1, 2018.  Almost all of the Company’s purchase orders, contracts or purchase agreements do not contain performance obligations other than delivery of the agreed upon product, which is primarily FOB shipping point.  Thus, the Company generally recognizes revenue upon shipment of the product.  The Company has analyzed its revenue generating activities and the contracts which might impact its revenue recognition in light of the new standards and does not expect the adoption of ASU 2014-09 will affect its operating profit or net income.  The Company has determined to adopt ASU 2014-09 using the modified retrospective approach and does not expect any effect on opening retained earnings at January 1, 2018.  The Company is finalizing its analysis of the incremental disclosure requirements associated with this new guidance and will complete its adoption and implementation in the first quarter 2018.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02 (“ASU 2016-02”), “Leases,” which requires the recognition of lease assets and lease liabilities by lessees for all leases greater than one year in duration and classified as operating leases under previous guidance.  ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim periods within those periods, with early adoption permitted.  ASU 2016-02 must be adopted using a modified retrospective transition and requires application of the new guidance at the beginning of the earliest comparative period presented.  As of December 31, 2017 and 2016, the Company’s undiscounted minimum contractual commitments under long-term leases, which were not recorded on the Company’s Consolidated Balance Sheets, were $6,712 and $6,778, respectively, which is an estimate of the effect on total assets and total liabilities that the new accounting standard would have on those dates.  The Company is currently evaluating the effect that this standard will have on the Company’s Consolidated Financial Statements.

In March 2016, the FASB issued Accounting Standards Update No. 2016-09 (“ASU 2016-09”), “Compensation–Stock Compensation,” which requires that excess tax benefits (which represent the excess of actual tax benefits received at the date of vesting or settlement over the vesting period or upon issuance of share-based payments) and tax deficiencies (which represents the amount by which actual tax benefits received at the date of vesting or

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share amounts)

Years Ended December 31, 2017, 2016 and 2015

settlement is lower than the benefits recognized over the vesting period or upon issuance of share-based payments) be recorded in the income statement as a reduction or increase of income taxes when an award vests.  It also requires excess tax benefits to be classified as an operating activity in the statement of cash flows rather than a financing activity.  In addition, it simplifies other aspects of share-based payment transactions, including classification of awards that permit repurchase to satisfy statutory tax withholding requirements and classification of tax payments on behalf of employees on the statement of cash flows.  ASU 2016-09 is effective for fiscal years beginning after December 15, 2016 and interim periods within those periods, with early adoption permitted.  The Company applied ASU 2016-09 in the first quarter 2017.  Adoption of ASU 2016-09 did not have a material effect on the Company’s Consolidated Financial Statements.

In February 2018, the FASB issued Accounting Standards Update No. 2018-02 (“ASU 2018-02”), “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.”  ASU 2018-02 allows a reclassification from Accumulated other comprehensive income to Retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”). The amendments in this ASU are effective for fiscal years beginning after December 15, 2018 and for interim periods therein. Early adoption of ASU 2018-02 is permitted. The Company does not believe this standard will have a material effect on the Company’s Consolidated Financial Statements.

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

Years Ended December 31, 2017, 2016 and 2015

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

The hedges had been effective as defined under applicable accounting rules. Therefore, changes in fair value of the interest rate hedges were reflected in comprehensive income. The Company would have been exposed to credit losses in the event of non‑performance by the counterparty to the hedges. The Company paid $191 in aggregate quarterly settlement payments pursuant to the hedges in 2015. These payments were included in interest expense in the Company’s Consolidated Statements of Income.  See Notes 1(p) and 4.

On May 7, 2015, the Company paid off the $15,400 balance then outstanding on the Term Loan and Draw Term Loan, as well as paid $500 to repurchase the related hedges, from cash on hand.  The cost to repurchase the hedges was included in interest expense.  The Company had no debt outstanding at December 31, 2017 or 2016.  The Company had $7,083 of letters of credit issued at December 31, 2017, which count as draws against the available commitment under the New Revolving Facility.

(4) Comprehensive Income

The components of comprehensive income for the years ended December 31 are as follows:

	2017	2016	2015

Net income	$27,148	$17,754	$12,886
Minimum pension liability adjustments	—	—	946
Mark to market of foreign exchange hedges	464	(352)	—
Reclassification to interest expense	—	—	678
Mark to market of interest rate hedges	—	—	(15)
Deferred income tax (expense) benefit	(155)	129	(585)
Comprehensive income	$27,457	$17,531	$13,910

Amounts reclassified to interest expense were for payments made by the Company pursuant to the Company’s interest rate hedges.

(5) Income Taxes

Income tax (benefit) expense for the years ended December 31 is as follows:

	2017	2016	2015
Current income tax expense	$5,407	$5,087	$4,822
Deferred income tax (benefit) expense	(7,612)	777	(227)
Income tax (benefit) expense	$(2,205)	$5,864	$4,595

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share amounts)

Years Ended December 31, 2017, 2016 and 2015

A reconciliation of income taxes computed at the federal statutory rate to income tax (benefit) expense for the years ended December 31 is as follows:

	2017		2016		2015
		Percent of		Percent of		Percent of
		Pretax		Pretax		Pretax
	Amount	Income	Amount	Income	Amount	Income
Income taxes computed at the federal statutory rate	$8,730	35.0%	$8,266	35.0%	$6,118	35.0%
(Reduction) increase in taxes resulting from:
Benefit of reduced federal income tax rates	(7,447)	(29.9)	—	—	—	—
Statutory depletion in excess of cost depletion	(2,004)	(8.0)	(1,854)	(7.9)	(1,708)	(9.8)
Research & development tax credit	(1,433)	(5.7)	(167)	(0.7)	—	—
Manufacturing deduction	(674)	(2.7)	(666)	(2.8)	(548)	(3.1)
State income taxes, net of federal income tax benefit	235	0.9	202	0.9	309	1.8
Other	388	1.6	83	0.3	424	2.4
Income tax (benefit) expense	$(2,205)	(8.8)%	$5,864	24.8%	$4,595	26.3%

The $7,447 benefit of reduced federal income tax rates resulted from the 2017 Tax Act, which was signed into law on December 22, 2017.  The 2017 Tax Act reduced the enacted federal income tax rate for corporations from 35% to 21% beginning in 2018.  Applying the lower federal income tax rate to the Company’s book to tax differences resulted in a one-time reduction to the Company’s deferred tax liabilities, net, recorded as an income tax benefit in the Consolidated Statements of Income in 2017. The research and development tax credit in 2017 and 2016 is associated with the ongoing construction of the St. Clair kiln project.

Components of the Company’s deferred tax liabilities and assets are as follows:

	December 31,	December 31,
	2017	2016
Deferred tax liabilities
Lime and limestone property, plant and equipment	$11,023	$17,907
Fair value liability of foreign exchange hedges	26	—
Natural gas interests drilling costs and equipment	1,622	2,811
	12,671	20,718
Deferred tax assets
Alternative minimum tax credit carry forwards	—	296
Fair value liability of foreign exchange hedges	—	129
Other	297	461
	297	886
Deferred tax liabilities, net	$12,374	$19,832

Current income taxes are classified on the Company’s Consolidated Balance Sheets as follows:

Prepaid expenses and other current assets	$1,394	$75

The Company had no federal net operating loss carry forwards at December 31, 2017. The Company reduces deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is “more likely than not” that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets are considered fully recognizable because of the Company’s recent income history and expectations of income in the future.  The Company’s

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share amounts)

Years Ended December 31, 2017, 2016 and 2015

federal income tax returns for the year ended December 31, 2014 and subsequent years remain subject to examination.  The Company’s income tax returns in certain state income tax jurisdictions remain subject to examination for various periods for the year ended December 31, 2014 and subsequent years.  The Company treats interest and penalties on income tax liabilities as income tax expense.

(6) Employee Retirement Plans

During the second quarter 2015, after receipt of a favorable determination letter from the Internal Revenue Service, the Company terminated a noncontributory defined benefit plan that, prior to the termination, covered substantially all of the union employees previously employed by its wholly owned subsidiary, Corson Lime Company (the “Plan”).  In 1997, the Company sold substantially all of the assets of Corson Lime Company, and all benefits for participants in the Plan were frozen. During 1997 and 1998, the Company made contributions to the Plan that were intended to fully fund the benefits earned by the participants. The Company recorded comprehensive income of $602, net of $344 tax expense, for the year ended December 31, 2015. The Company made contributions of $233 to the Plan in 2015.  As a result of the termination, the Company made no contributions to the Plan in 2016 and 2017 and will not be required to make any further contributions to the Plan.

The following table sets forth the Pre-Settlement, Settlement and Post-Settlement funded status of the Plan as of June 30, 2015 (the termination date):

	June 30, 2015
	Pre-Settlement	Settlement	Post-Settlement
Projected benefit obligation	$2,039	$(2,039)	$—
Fair value of plan assets	2,039	(2,039)	—
Underfunded status	$—	$—	$—

The following table provides the components of the Plan net periodic benefit cost:

	Years Ended December 31,
	2017	2016	2015
Interest cost	$—	$—	$44
Expected return on plan assets	—	—	(18)
Amortization of net actuarial loss	—	—	65
Net periodic benefit cost	$—	$—	$91
Settlement charge	—	—	814
Total net periodic benefit cost	$—	$—	$905

The Company has a contributory retirement (401(k)) savings plans for non‑union employees and for union employees of Arkansas Lime Company and Texas Lime Company. Company contributions to these plans were $209, $185 and $174 in 2017, 2016 and 2015, respectively.

(7) Stock‑Based Compensation

The Company has a long-term incentive plan, the Amended and Restated 2001 Long‑Term Incentive Plan (the “2001 Plan”). The 2001 Plan provides for stock options, restricted stock and dollar‑denominated cash awards, including performance‑based awards. In addition to stock options, restricted stock and cash awards, the 2001 Plan provides for the

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share amounts)

Years Ended December 31, 2017, 2016 and 2015

grant of stock appreciation rights, deferred stock and other stock‑based awards to directors, officers, employees and consultants.

The number of shares of common stock that may be subject to outstanding awards granted under the 2001 Plan (determined immediately after the grant of any award) may not exceed 741,413 from the inception of the 2001 Plan. In addition, no individual may receive awards in any one calendar year of more than 100,000 shares of common stock. Stock options granted under the 2001 Plan expire ten years from the date of grant and generally become exercisable, or vest, immediately. Restricted stock generally vests over periods of one‑half to three years. Upon the exercise of stock options, the Company issues common stock from its non‑issued authorized or treasury shares that have been reserved for issuance pursuant to the 2001 Plan. At December 31, 2017, the number of shares of common stock remaining available for future grants of stock options, restricted stock or other forms of stock‑based compensation under the 2001 Plan was 73,120.

The Company recorded $1,405, $1,036 and $1,199 for stock‑based compensation expense related to stock options and shares of restricted stock for 2017, 2016 and 2015, respectively. The amounts included in cost of revenues were $144, $148 and $154 and in selling, general and administrative expense were $1,261, $888 and $1,045, for 2017, 2016 and 2015, respectively.

A summary of the Company’s stock option and restricted stock activity and related information for the year ended December 31, 2017 and certain other information for the years ended December 31, 2017, 2016 and 2015 are as follows:

		Weighted-			Weighted-
		Average	Aggregate		Average
	Stock	Exercise	Intrinsic	Restricted	Grant-Date
	Options	Price	Value	Stock	Fair Value
Outstanding (stock options); non-vested (restricted stock) at December 31, 2016	59,500	$58.36	$1,035	17,697	$64.01
Granted	9,900	77.89	—	17,179	77.44
Exercised (stock options); vested (restricted stock)	(2,000)	35.95	86	(16,730)	73.32
Forfeited	—	—	—	(482)	65.97
Outstanding (stock options); non-vested (restricted stock) at December 31, 2017	67,400	$61.90	$1,033	17,665	$69.96
Exercisable at December 31, 2017	67,400	$61.90	$1,033	n/a	n/a

	2017	2016	2015
Weighted-average fair value of stock options granted during the year	$17.61	$13.12	$10.79
Weighted-average remaining contractual life for stock options in years	6.57	6.78	6.32
Total fair value of stock options vested during the year	$174	$130	$107
Total intrinsic value of stock options exercised during the year	$86	$150	$30
Total fair value of restricted stock vested during the year	$1,232	$907	$1,099

There were no non‑vested stock options at December 31, 2017, and the weighted‑average remaining contractual life of the outstanding and exercisable stock options at such date was 6.57 years. The total compensation cost not yet recognized for restricted stock at December 31, 2017 was $1,135, which will be recognized over the weighted average of 1.09 years.

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share amounts)

Years Ended December 31, 2017, 2016 and 2015

The fair value for the stock options was estimated at the date of grant using a lattice‑based option valuation model, with the following weighted‑average assumptions for the 2017, 2016 and 2015 grants: risk‑free interest rates of 1.45% to 1.81% (weighted average 1.73%) in 2017, 0.92% to 1.49% (weighted average 1.37%) in 2016 and 0.98% to 1.28% (weighted average 1.05%) in 2015; a dividend yield of 0.54% to 0.67% (weighted average 0.57%) in 2017, 0.67% to 1.00% (weighted average 0.74%) in 2016 and 0.80% to 0.91% (weighted average of 0.83%) in 2015; and a volatility factor of .258 to .265 (weighted average .260) in 2017, .264 to .275 (weighted average .266) in 2016 and .272 to .284 (weighted average .275) in 2015, based on the monthly per‑share closing prices for three years preceding the date of issuance. In addition, the fair value of these options was estimated based on an expected life of three years. The fair value of restricted stock is based on the closing per‑share price of the Company’s common stock on the date of grant.

(8) Share Repurchases

In December 2015, the Company commenced a publicly announced share repurchase program to repurchase up to $10,000 of its common stock.  During December 2015, the Company repurchased 3,086 shares at a weighted-average price of $54.79 per share.  Pursuant to the share repurchase program, in 2016 the Company repurchased 50,068 shares at a weighted-average price of $53.52 per share.  On November 17, 2017, the Company extended the repurchase program through November 30, 2018.  No shares were repurchased under the program in 2017.

In addition, during 2017, pursuant to provisions in the 2001 Plan that allows employees and directors to pay the tax withholding liability upon the lapse of restrictions on restricted stock in either cash and/or delivery of shares of the Company’s common stock, the Company repurchased 4,014 shares at a weighted-average price of $76.97 per share.

(9) Commitments and Contingencies

The Company leases some of the equipment used in its operations under operating leases. Generally, the leases are for periods varying from one to five years and are renewable at the option of the Company. The Company also has a lease for corporate office space. Total lease and rent expense was $2,359 $2,659 and $2,307 for 2017, 2016 and 2015, respectively. As of December 31, 2017, future minimum payments under operating leases that were either non‑cancelable or subject to significant penalty upon cancellation were $1,658 for 2018, $1,306 for 2019, $1,012 for 2020, $815 for 2021, $148 for 2022 and $0 thereafter.

The Company is party to lawsuits and claims arising in the normal course of business, none of which, in the opinion of management, is expected to have a material adverse effect on the Company’s financial condition, results of operations, cash flows or competitive position.

The Company is not contractually committed to any planned capital expenditures until actual orders are placed for equipment or services. At December 31, 2017, the Company had approximately $14,703 for open equipment and construction contracts and orders related to the new kiln project at its St. Clair facilities. One of the contracts for this project requires future payments totaling 3,692 Euros.  To hedge against potential losses due to changes in the Euro to U.S. Dollar exchange rates, the Company has entered into foreign exchange (“FX”) hedges with Wells Fargo Bank, N.A. as the counterparty to the hedges to fix the exchange rate for the 3,692 Euros.  The hedges have been effective as defined under applicable accounting rules.  Therefore, changes in fair value of the FX hedges are reflected in comprehensive income.  The Company will be exposed to credit losses in the event of non-performance by the counterparty to the hedges.  Due to the strengthening of the Euro, compared to the U.S. Dollar during 2017, the fair value of the FX hedges resulted in an asset of $111 at December 31, 2017, which is included in prepaid expenses and other current assets ($83) and other assets, net ($28), compared to a liability of $352 at December 31, 2016, which is included in accrued expense ($309) and other liabilities ($43).  See Notes 1(f), 1(p) and 4.

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share amounts)

Years Ended December 31, 2017, 2016 and 2015

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

Operating results and certain other financial data for the years ended December 31, 2017, 2016 and 2015 for the Company’s two business segments are as follows:

Revenues	2017	2016	2015
Lime and limestone operations	$142,612	$137,190	$128,390
Natural gas interests	2,232	2,092	2,447
Total revenues	$144,844	$139,282	$130,837
Depreciation, depletion and amortization
Lime and limestone operations	$15,694	$15,063	$14,910
Natural gas interests	646	868	874
Total depreciation, depletion and amortization	$16,340	$15,931	$15,784
Gross profit
Lime and limestone operations	$33,652	$33,032	$28,400
Natural gas interests	728	60	314
Total gross profit	$34,380	$33,092	$28,714
Identifiable assets, at year end
Lime and limestone operations	$133,350	$126,015	$125,703
Natural gas interests	7,085	7,768	8,540
Unallocated corporate assets and cash items	88,011	76,376	62,256
Total identifiable assets	$228,446	$210,159	$196,499
Capital expenditures
Lime and limestone operations	$21,335	$17,649	$11,444
Natural gas interests	2	15	15
Total capital expenditures	$21,337	$17,664	$11,459

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

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share amounts)

Years Ended December 31, 2017, 2016 and 2015

The following sets forth certain information with respect to the Company’s results of operations and costs incurred for its natural gas interests for the years ended December 31, 2017, 2016 and 2015:

	2017	2016	2015
Results of Operations
Revenues	$2,232	$2,092	$2,447
Production and operating costs	858	1,164	1,259
Depreciation and depletion	646	868	874
Results of operations before income taxes	728	60	314
Income tax expense (benefit)	145	(93)	(19)
Results of operations (excluding corporate overhead and interest costs)	$583	$153	$333
Costs Incurred
Development costs incurred	$2	$15	$15
Exploration costs	—	—	—
Capitalized asset retirement costs	—	—	—
Property acquisition costs	—	—	—
Capitalized Costs
Natural gas properties - proved	$18,414	$18,412	$18,398
Less: accumulated depreciation and depletion	11,546	10,900	10,030
Net capitalized costs for natural gas properties	$6,868	$7,512	$8,368

Unaudited Oil and Natural Gas Reserve and Standardized Measure Information

The independent petroleum engineering firm of LaRoche Petroleum Consultants, Ltd. has been retained by the Company to estimate its proved natural gas reserves as of December 31, 2017.  The Company had retained the independent petroleum engineering firm of DeGolyer and MacNaughton to estimate its proved natural gas reserves as of December 31, 2016 and 2015.  No events have occurred since December 31, 2017 that would have a material effect on the estimated proved reserves.

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

In calculating the future net cash flows for its royalty and non‑operating working interests in the table below as of December 31, 2017, 2016 and 2015, the Company utilized 12‑month average prices of $2.81, $2.65 and $2.80 per MCF of natural gas and $20.23, $16.61 and $14.92 per BBL of natural gas liquids, respectively.

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share amounts)

Years Ended December 31, 2017, 2016 and 2015

Unaudited Summary of Changes in Proved Reserves

		Natural Gas		Natural Gas		Natural Gas
	Natural	Liquids	Natural Gas	Liquids	Natural Gas	Liquids
	Gas (BCF)	(MMBBLS)	(BCF)	(MMBBLS)	(BCF)	(MMBBLS)
	2017	2017	2016	2016	2015	2015
Proved reserves - beginning of year	3.9	0.5	5.3	0.7	6.7	1.0
Revisions of previous estimates	1.3	0.3	(0.9)	(0.1)	(0.9)	(0.2)
Extensions and discoveries	—	—	—	—	—	—
Production	(0.6)	(0.1)	(0.5)	(0.1)	(0.5)	(0.1)
Proved reserves - end of year	4.6	0.7	3.9	0.5	5.3	0.7
Proved developed reserves - end of year	4.6	0.7	3.9	0.5	5.3	0.7

Unaudited Standardized Measure of Discounted Future Net Cash Flows

	2017	2016	2015
Future estimated gross revenues	$26,786	$17,908	$25,916
Future estimated production and development costs	(11,170)	(8,402)	(12,019)
Future estimated net revenues	15,616	9,506	13,897
Future estimated income tax expense	(2,592)	(2,458)	(3,642)
Future estimated net cash flows	13,024	7,048	10,255
10% annual discount for estimated timing of cash flows	(6,448)	(2,851)	(4,969)
Standardized measure of discounted future estimated net cash flows	$6,576	$4,197	$5,286

Unaudited Changes in Standardized Measure of Discounted Future Net Cash Flows

	2017	2016	2015
Standardized measure - beginning of year	$4,197	$5,286	$13,288
Net change in sales prices and production costs	1,146	(1,403)	(12,535)
Sales of natural gas produced, net of production costs	(1,372)	(928)	(1,188)
Net change due to changes in quantity estimates	1,594	(1,732)	(2,625)
Previously estimated development costs incurred	—	—	14
Net change in income taxes	(155)	414	3,147
Accretion of discount	456	571	1,570
Timing of production of reserves and other	710	1,989	3,615
Standardized measure - end of year	$6,576	$4,197	$5,286

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share amounts)

Years Ended December 31, 2017, 2016 and 2015

(12) Summary of Quarterly Financial Data (unaudited)

	2017
	March 31,	June 30,	September 30,	December 31,
Revenues
Lime and limestone operations	$35,517	$35,965	$36,428	$34,702
Natural gas interests	636	553	506	537
	$36,153	$36,518	$36,934	$35,239
Gross profit
Lime and limestone operations	$8,020	$8,722	$9,476	$7,434
Natural gas interests	218	116	76	318
	$8,238	$8,838	$9,552	$7,752
Net income	$4,620	$5,278	$5,667	$11,583
Basic income per common share	$0.83	$0.95	$1.02	$2.08
Diluted income per common share	$0.83	$0.94	$1.01	$2.07

	2016
	March 31,	June 30,	September 30,	December 31,
Revenues
Lime and limestone operations	$33,154	$32,376	$38,096	$33,564
Natural gas interests	432	504	554	602
	$33,586	$32,880	$38,650	$34,166
Gross profit (loss)
Lime and limestone operations	$7,929	$7,245	$10,503	$7,355
Natural gas interests	(81)	(4)	66	79
	$7,848	$7,241	$10,569	$7,434
Net income	$4,066	$3,687	$6,081	$3,920
Basic income per common share	$0.73	$0.66	$1.09	$0.70
Diluted income per common share	$0.73	$0.66	$1.09	$0.70

(13) Subsequent Event

On January 30, 2018, the Company declared a regular quarterly cash dividend of $0.135 (13.5 cents) per share on the Company’s common stock. This dividend is payable on March 16, 2018 to shareholders of record at the close of business on February 23, 2018.

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

As of December 31, 2017, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in the 2013 “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

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

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information appearing under “Election of Directors,” “Nominees for Director,” “Executive Officers Who Are Not Directors” and “Corporate Governance” in the definitive Proxy Statement for the Company’s 2018 Annual Meeting of Shareholders (the “2018 Proxy Statement”) is hereby incorporated by reference in answer to this Item 10. The Company anticipates that it will file the 2018 Proxy Statement with the SEC on or before April 1, 2018.

ITEM 11.  EXECUTIVE COMPENSATION.

The information appearing under “Executive Compensation” and “Compensation of Directors” in the 2018 Proxy Statement is hereby incorporated by reference in answer to this Item 11.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information appearing under “Voting Securities and Principal Shareholder,” “Shareholdings of Company Directors and Executive Officers” and “Executive Compensation” in the 2018 Proxy Statement is hereby incorporated by reference in answer to this Item 12.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information appearing under “Voting Securities and Principal Shareholder” and “Corporate Governance” in the 2018 Proxy Statement is hereby incorporated by reference in answer to this Item 13.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information appearing under “Independent Auditors” in the 2018 Proxy Statement is hereby incorporated by reference in answer to this Item 14.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)1.    The following financial statements are included in Item 8:

Reports of Independent Registered Public Accounting Firm
Consolidated Financial Statements:
Consolidated Balance Sheets as of December 31, 2017 and 2016;
Consolidated Statements of Income for the Years Ended December 31, 2017, 2016 and 2015;
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2017, 2016 and 2015;
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2017, 2016 and 2015;
Consolidated Statements of Cash Flows for the Years Ended December 31, 2017, 2016 and 2015; and
Notes to Consolidated Financial Statements.

2.All financial statement schedules are omitted because they are not applicable or are immaterial or the required information is presented in the consolidated financial statements or the related notes.

(b)Exhibits

The Exhibit Index set forth below is incorporated by reference in response to this Item.

EXHIBIT INDEX

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

10.2

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

10.11

Sixth Amendment to Credit Agreement dated as of October 27, 2016 among United States Lime & Minerals, Inc., each lender from time to time a party thereto, and Wells Fargo Bank, N.A., as administrative agent (incorporated by reference to exhibit 10.11 to the Company’s Annual Report on Form 10-Q for the year ended December 31, 2016, File Number 000-4197).

21.1	Subsidiaries of the Company.

23.1	Consent of Independent Registered Public Accounting Firm.

23.2	Consent of Independent Petroleum Engineers.

23.3	Consent of Independent Petroleum Engineers.

31.1	Rule 13a‑14(a)/15d‑14(a) Certification by Chief Executive Officer.

31.2	Rule 13a‑14(a)/15d‑14(a) Certification by Chief Financial Officer.

32.1	Section 1350 Certification by Chief Executive Officer.

32.2	Section 1350 Certification by Chief Financial Officer.

95.1	Mine Safety Disclosures.

99.1	Report of Independent Petroleum Engineers.

101	Interactive Data Files.

Exhibits 10.1.1 through 10.2 are management contracts or compensatory plans or arrangements required to be filed as exhibits.

ITEM 16.  FORM 10-K SUMMARY.

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED STATES LIME & MINERALS, INC.

Date: March 2, 2018	By:	/s/ Timothy W. Byrne
Timothy W. Byrne,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 2, 2018	By:	/s/ Timothy W. Byrne
Timothy W. Byrne,
President, Chief Executive Officer, and Director (Principal Executive Officer)

Date: March 2, 2018	By:	/s/ Michael L. Wiedemer
Michael L. Wiedemer,
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: March 2, 2018	By:	/s/ Antoine M. Doumet
Antoine M. Doumet,
Director and Chairman of the Board

Date: March 2, 2018	By:	/s/ Richard W. Cardin
Richard W. Cardin,
Director

Date: March 2, 2018	By:	/s/ Billy R. Hughes
Billy R. Hughes,
Director

Date: March 2, 2018	By:	/s/ Edward A. Odishaw
Edward A. Odishaw,
Director and Vice Chairman of the Board