Form 10-Q
period 2018-03-31
UNITED STATES LIME & MINERALS INC
filed 2018-04-27
CIK 82020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: As of April 25, 2018, 5,592,693 shares of common stock, $0.10 par value, were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

(Unaudited)

	March 31,	December 31,
	2018	2017
ASSETS
Current assets
Cash and cash equivalents	$83,265	$85,000
Trade receivables, net	19,074	16,473
Inventories, net	12,599	13,546
Prepaid expenses and other current assets	2,579	2,996
Total current assets	117,517	118,015
Property, plant and equipment	307,265	300,236
Less accumulated depreciation and depletion	(194,435)	(190,518)
Property, plant and equipment, net	112,830	109,718
Other assets, net	686	713
Total assets	$231,033	$228,446
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$5,697	$6,263
Accrued expenses	1,999	3,096
Total current liabilities	7,696	9,359
Deferred tax liabilities, net	12,835	12,374
Other liabilities	1,449	1,461
Total liabilities	21,980	23,194
Stockholders’ equity
Common stock	659	659
Additional paid-in capital	24,696	24,307
Accumulated other comprehensive income	52	86
Retained earnings	237,412	233,905
Less treasury stock, at cost	(53,766)	(53,705)
Total stockholders’ equity	209,053	205,252
Total liabilities and stockholders’ equity	$231,033	$228,446

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2018		2017
Revenues
Lime and limestone operations	$34,714	98.4%	$35,517	98.7%
Natural gas interests	573	1.6%	636	1.3%
	35,287	100.0%	36,153	100.0%
Cost of revenues
Labor and other operating expenses	24,073	68.2%	23,679	65.0%
Depreciation, depletion and amortization	4,177	11.8%	4,236	11.6%
	28,250	80.0%	27,915	76.6%
Gross profit	7,037	20.0%	8,238	23.4%
Selling, general and administrative expenses	2,501	7.1%	2,420	7.2%
Operating profit	4,536	12.9%	5,818	16.2%
Other (income) expense
Interest expense	62	0.2%	59	0.1%
Interest and other income, net	(353)	(1.0)%	(179)	(0.1)%
	(291)	(0.8)%	(120)	0.0%
Income before income tax expense	4,827	13.7%	5,938	16.2%
Income tax expense	565	1.6%	1,318	4.1%
Net income	$4,262	12.1%	$4,620	12.1%
Net income per share of common stock
Basic	$0.76		$0.83
Diluted	$0.76		$0.83
Cash dividends per share of common stock	$0.135		$0.135

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Net income	$4,262	$4,620
Other comprehensive (loss) income
Mark to market of foreign exchange hedges, net of tax benefit (expense) of $10 and $(18) for the 2018 and 2017 periods, respectively	(34)	31
Total other comprehensive (loss) income	(34)	31
Comprehensive income	$4,228	$4,651

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
OPERATING ACTIVITIES:
Net income	$4,262	$4,620
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	4,230	4,290
Amortization of deferred financing costs	8	4
Deferred income taxes	471	(565)
Loss on disposition of property, plant and equipment	211	50
Stock-based compensation	316	289
Changes in operating assets and liabilities:
Trade receivables, net	(2,601)	(3,244)
Inventories, net	947	616
Prepaid expenses and other current assets	417	43
Other assets	20	1
Accounts payable and accrued expenses	(1,705)	84
Other liabilities	(56)	(49)
Net cash provided by operating activities	6,520	6,139
INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(7,620)	(4,208)
Proceeds from sale of property, plant and equipment	108	—
Net cash used in investing activities	(7,512)	(4,208)
FINANCING ACTIVITIES:
Cash dividends paid	(755)	(753)
Proceeds from exercise of stock options	73	—
Purchase of treasury shares	(61)	(77)
Net cash used in financing activities	(743)	(830)
Net (decrease) increase in cash and cash equivalents	(1,735)	1,101
Cash and cash equivalents at beginning of period	85,000	74,712
Cash and cash equivalents at end of period	$83,265	$75,813

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.    Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by United States Lime & Minerals, Inc. (the “Company”) without independent audit.  In the opinion of the Company’s management, all adjustments of a normal and recurring nature necessary to present fairly the financial position, results of operations, comprehensive income and cash flows for the periods presented have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2017.  The results of operations for the three-months ended March 31, 2018 are not necessarily indicative of operating results for the full year.

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

3.    Accounting Policies

Revenue Recognition.  The Company recognizes revenue for its Lime and Limestone Operations when obligations under the terms of a contract, purchase order or purchase agreement are satisfied, which are generally upon shipment.  Revenues are measured as the amount of consideration expected to be received in exchange for transferring products. Revenues include external freight billed to customers with related costs in cost of revenues.  The Company’s returns and allowances are minimal.  External freight billed to customers in the first quarter 2018 and 2017 included in revenues was $5.9 million and $6.1 million, respectively, which approximates the amount of external freight included in cost of revenues. Sales taxes billed to customers are not included in revenues.  For its Natural Gas Interests, the Company recognizes revenue in the month of production and delivery.

The Company operates its Lime and Limestone Operations within a single geographic region and derives its revenues from the sale of lime and limestone products.  Revenues from the Company’s Natural Gas Interests are from the Company’s royalty and non-operating working interest in Johnson County, Texas.  Revenues disaggregated between contracts for the Company’s Lime and Limestone Operations and its Natural Gas Interests are included in Note 4 to the condensed consolidated financial statements.

The majority of the Company’s trade receivables are unsecured.  Payment terms for all trade receivables are based on the underlying purchase orders, contracts or purchase agreements.  Credit losses relating to trade receivables have generally been within management expectations and historical trends.  Uncollected trade receivables are charged-off when identified by management to be unrecoverable.  The Company maintains an allowance for doubtful accounts to reflect estimated losses resulting from the failure of customers to make required payments.

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

The Company’s financial assets and liabilities measured at fair value on a recurring basis at March 31, 2018 and December 31, 2017, respectively, are summarized below (in thousands):

			Significant Other
			Observable Inputs
			(Level 2)
	March 31,	December 31,	March 31,	December 31,
	2018	2017	2018	2017	Valuation Technique
Foreign exchange hedges	$67	$111	$67	$111	Cash flows approach

New Accounting Pronouncements.  In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2014-09 (“ASU 2014-09”), “Revenue from Contracts with Customers,” which stipulates that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  To achieve this core principle, an entity should apply the following steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract(s); (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract(s); and (5) recognize revenue when (or as) the entity satisfies a performance obligation.  The Company adopted ASU 2014-09 and all related amendments on January 1, 2018 and analyzed contracts which might impact its revenue recognition using the modified retrospective approach.  There was no impact of initially applying the new standard on the opening balance of retained earnings and there has been no restatement of comparative periods.  The Company expects the impact of adoption of ASU 2014-09 to be immaterial to the financial statements on an ongoing basis.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02 (“ASU 2016-02”), “Leases,” which requires the recognition of lease assets and lease liabilities by lessees for all leases greater than one year in duration and classified as operating leases under previous guidance.  ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim periods within those periods.  ASU 2016-02 must be adopted using a modified retrospective transition and requires application of the new guidance at the beginning of the earliest comparative period presented.  As of December 31, 2017, the Company’s undiscounted minimum contractual commitments under long-term leases, which were not recorded on the Company’s December 31, 2017 Consolidated Balance Sheet, was $6.7 million, which is an estimate of the effect on total assets and total liabilities that the new accounting standard could have on that date.  The Company is currently evaluating the effect that this standard will have on the Company’s Consolidated Financial Statements.

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

In February 2018, the FASB issued Accounting Standards Update No. 2018-02 (“ASU 2018-02”), “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” ASU 2018-02 allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”).  The amendments in ASU 2018-02 are effective for fiscal years beginning after December 15, 2018 and for interim periods therein.  The Company does not believe this standard will  have a material effect on the Company’s Consolidated Financial Statements.

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

The following table sets forth operating results and certain other financial data for the Company’s two business segments (in thousands):

	Three Months Ended March 31,
Revenues	2018	2017
Lime and limestone operations	$34,714	$35,517
Natural gas interests	573	636
Total revenues	$35,287	$36,153
Depreciation, depletion and amortization
Lime and limestone operations	$4,012	$4,031
Natural gas interests	165	205
Total depreciation, depletion and amortization	$4,177	$4,236
Gross profit
Lime and limestone operations	$6,793	$8,020
Natural gas interests	244	218
Total gross profit	$7,037	$8,238
Capital expenditures
Lime and limestone operations	$7,620	$4,206
Natural gas interests	—	2
Total capital expenditures	$7,620	$4,208

5.    Income Per Share of Common Stock

The following table sets forth the computation of basic and diluted income per common share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2018	2017
Net income for basic and diluted income per common share	$4,262	$4,620
Weighted-average shares for basic income per common share	5,590	5,576
Effect of dilutive securities:
Employee and director stock options(1)	8	9
Adjusted weighted-average shares and assumed exercises for diluted income per common share	5,598	5,585
Basic net income per common share	$0.76	$0.83
Diluted net income per common share	$0.76	$0.83

(1)	Excludes 17.4 stock options for the 2018 period as anti-dilutive because the exercise price exceeded the average per share market price for the period.

6.    Accumulated Other Comprehensive Income

The following table presents the components of comprehensive income (in thousands):

	Three Months Ended March 31,
	2018	2017
Net income	$4,262	$4,620
Mark to market of foreign exchange hedges	(44)	49
Deferred income tax benefit (expense)	10	(18)
Comprehensive income	$4,228	$4,651

In November 2016, to hedge against potential losses due to changes in the Euro to U.S. Dollar exchange rates, the Company entered into foreign exchange (“FX”) hedges with Wells Fargo Bank, N.A. as the counterparty to the FX hedges to fix the exchange rate for 5.5 million Euros in connection with a contractual obligation related to the St. Clair kiln project.  The Company will be exposed to credit losses in the event of non-performance by the counterparty to the FX hedges.  The FX hedges have been effective as defined under applicable accounting rules.  Therefore, changes in fair value of the FX hedges are reflected in comprehensive income.  Due to the strengthening of the U.S. Dollar, compared to the Euro, in the first three months of 2018 the change in the fair value of the remaining 2.2 million Euro FX hedges resulted in an asset of $67 thousand at March 31, 2018, which is included in prepaid expenses and other current assets ($33 thousand) and other assets, net ($34 thousand) at March 31, 2018.  Due to the strengthening of the Euro, compared to the U.S. Dollar, in the period from when the Company entered into the FX hedges through December 31, 2017, the fair value of the FX hedges resulted in an asset of $111 thousand at December 31, 2017, which is included in prepaid expenses and other current assets ($83 thousand) and other assets, net ($28 thousand) at December 31, 2017.

7.    Inventories, Net

Inventories are valued principally at the lower of cost, determined using the average cost method, or market.  Costs for raw materials and finished goods include materials, labor, and production overhead.  Inventories, net consisted of the following (in thousands):

	March 31,	December 31,
	2018	2017
Lime and limestone inventories:
Raw materials	$4,628	$5,105
Finished goods	1,851	2,266
	6,479	7,371
Service parts inventories	6,120	6,175
	$12,599	$13,546

8.   Banking Facilities and Debt

The Company’s credit agreement with Wells Fargo Bank, N.A. (the “Lender”) provides for a $75 million revolving credit facility (the “Revolving Facility”) and an incremental four-year accordion feature to borrow up to an additional $50 million on the same terms, subject to approval by the Lender or another lender selected by the Company.  The Revolving Facility and any incremental loan mature on May 7, 2020.  Interest rates are, at the Company’s option, LIBOR plus a margin of 1.000% to 2.000%, or the Lender’s Prime Rate plus a margin of 0.000% to 1.000%; and a commitment fee range of 0.200% to 0.350% on the undrawn portion of the Revolving Facility.  The Revolving Facility interest rate margins and commitment fee are determined quarterly in accordance with a pricing grid based upon the Company’s Cash Flow Leverage Ratio, defined as the ratio of the Company’s total funded senior indebtedness to earnings before interest, taxes, depreciation, depletion, amortization and stock-based compensation expense (“EBITDA”) for the 12 months ended on the last day of the most recent calendar quarter, plus pro forma EBITDA from any businesses acquired during the period.  Pursuant to a security agreement, dated August 25, 2004, the Revolving Facility is secured by the Company’s existing and hereafter acquired tangible assets, intangible assets and real property.  The maturity of the Revolving Facility and any incremental loans can be accelerated if any event of default, as defined under the credit agreement, occurs.  The Company’s maximum Cash Flow Leverage Ratio is 3.50 to 1.  As of October 27, 2016, the Company amended its credit agreement to increase the letter of credit sublimit under the Revolving Facility from $5 million to $10 million.  As of March 31, 2018, the Company was in compliance with the terms and conditions of the Revolving Facility.

The Company may pay dividends so long as it remains in compliance with the provisions of the Company’s credit agreement, and may purchase, redeem or otherwise acquire shares of its common stock so long as its pro forma Cash Flow Leverage Ratio is less than 3.00 to 1.00 and no default or event of default exists or would exist after giving effect to such stock repurchase.

As of March 31, 2018, the Company had  no debt outstanding and no draws on the Revolving Facility other than $7.3 million of letters of credit, including $6.8 million related to the St. Clair kiln project, which count as draws against the available commitment under the Revolving Facility.

9.    Income Taxes

The 2017 Tax Act reduced the federal statutory rate on corporations from 35% to 21% beginning in 2018.  The Company has estimated that its effective income tax rate for 2018 will be 11.7%.  The primary reasons for the effective rate being below the federal statutory rate is due to statutory depletion, which is allowed for income tax purposes and is a permanent difference between net income for financial reporting purposes and taxable income, and income tax credits associated with the ongoing construction of the St. Clair kiln project.

10.    Dividends

On March 16, 2018, the Company paid $0.8 million in cash dividends, based on a dividend of $0.135 (13.5 cents) per share on its common stock, to shareholders of record at the close of business on February 23, 2018.

11.    Subsequent Event

On April 25, 2018, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.135 (13.5 cents) per share on the Company’s common stock.  This dividend is payable on June 15, 2018 to shareholders of record at the close of business on May 25, 2018.

ITEM 2:     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements.  Any statements contained in this Report that are not statements of historical fact are forward‑looking statements as defined in the Private Securities Litigation Reform Act of 1995. Forward‑looking statements in this Report, including without limitation statements relating to the Company’s plans, strategies, objectives, expectations, intentions, and adequacy of resources, are identified by such words as “will,” “could,” “should,” “would,” “believe,” “possible,” “potential,” “expect,” “intend,” “plan,” “schedule,” “estimate,” “anticipate,” and “project.”  The Company undertakes no obligation to publicly update or revise any forward‑looking statements. The Company cautions that forward‑looking statements involve risks and uncertainties that could cause actual results to differ materially from expectations, including without limitation the following: (i) the Company’s plans, strategies, objectives, expectations, and intentions are subject to change at any time at the Company’s discretion; (ii) the Company’s plans and results of operations will be affected by its ability to maintain and increase its revenues and manage its growth; (iii) the Company’s ability to meet short‑term and long‑term liquidity demands, including meeting the Company’s operating and capital needs, including for the modernization and expansion and development project at St. Clair and possible acquisitions, repurchasing the Company’s common stock and paying dividends, and conditions in the credit and equity markets, including the ability of the Company’s customers to meet their obligations; (iv) interruptions to operations and increased expenses at the Company’s facilities resulting from changes in mining methods or conditions, variability of chemical or physical properties of the Company’s limestone and its impact on process equipment and product quality, inclement weather conditions, natural disasters, accidents, IT systems failures or disruptions, including due to cybersecurity incidents, or regulatory requirements; (v) volatile coal, petroleum coke, diesel, natural gas, electricity, transportation and freight costs and the consistent availability of trucks, truck drivers, and rail cars to deliver the Company’s products to its customers and solid fuels to its plants on a timely basis; (vi) unanticipated delays or cost overruns in completing modernization and expansion and development projects, including the Company’s St. Clair kiln project that is estimated to cost approximately $50 million in total; (vii) the Company’s ability to expand its Lime and Limestone Operations through projects and acquisitions of businesses with related or similar operations, including obtaining financing for such projects and acquisitions, and to sell any resulting increased production at acceptable prices; (viii) inadequate demand and/or prices for the Company’s lime and limestone products due to conditions in the U.S. economy, recessionary pressures in, and the impact of tariffs or other barriers to global trade on, particular industries, including construction, steel, industrial and oil and gas services, reduced demand from utility plants, increased competition from competitors, effects of governmental fiscal and budgetary constraints, including the level of highway construction and infrastructure funding, the impact of tax reform, legislative impasses, and economic and regulatory uncertainties under state governments and the United States Administration and Congress, and inability to continue to maintain or increase prices for the Company’s products; (ix) uncertainties of prices and regulations with respect to the Company’s Natural Gas Interests, including the absence of drilling activities on the Company’s O & G Properties, any risks we may experience with the operators of the wells drilled on the O & G Properties, inability to explore for new reserves, unitization of existing wells, declines in production rates and plugging and abandoning of existing wells; (x) ongoing and possible new regulations, investigations, enforcement actions and costs, legal expenses, penalties, fines, assessments, litigation, judgments and settlements, taxes and disruptions and limitations of operations, including those related to climate change and health and safety and those that could impact the Company’s ability to continue or renew its operating permits or successfully secure new permits in connection with its modernization and expansion and development projects; and (xi) other risks and uncertainties set forth in this Report or indicated from time to time in the Company’s filings with the Securities and Exchange Commission (the “SEC”), including the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Overview.

We have two operating segments:  Lime and Limestone Operations and Natural Gas Interests.  Revenues and gross profit are the primary items utilized to evaluate the operating results of our segments and to allocate resources.

Through our Lime and Limestone Operations, we are a manufacturer of lime and limestone products, supplying primarily the construction (including highway, road and building contractors), industrial (including paper and glass manufacturers), environmental (including municipal sanitation and water treatment facilities and flue gas treatment processes), metals (including steel producers), oil and gas services, roof shingle and agriculture (including poultry and cattle feed producers) industries.  We are headquartered in Dallas, Texas and operate lime and limestone plants and distribution facilities in Arkansas, Colorado, Louisiana, Oklahoma and Texas through our wholly owned subsidiaries, Arkansas Lime Company, Colorado Lime Company, Texas Lime Company, U.S. Lime Company, U.S. Lime Company – Shreveport, U.S. Lime Company – St. Clair and U.S. Lime Company – Transportation.  The Lime and Limestone Operations represent our principal business.

Our Natural Gas Interests are held in our wholly owned subsidiary, U.S. Lime Company – O & G, LLC, and consist of royalty and non-operating working interests under the O & G Lease with affiliated companies of Enervest, Ltd. and the Drillsite Agreement with XTO Energy, Inc. related to our Johnson County, Texas property, located in the Barnett Shale Formation, on which Texas Lime Company conducts its lime and limestone operations.  No new wells have been drilled or completed on the O&G Properties since 2011.  We cannot predict if any additional wells will be drilled on the O & G Properties, or their results.

Revenues from our Lime and Limestone Operations decreased 2.3% in the first quarter 2018, compared to the first quarter 2017.  The decrease in revenues in the first quarter 2018 resulted primarily from decreased sales volumes of 4.0% for our lime and limestone products, principally from our construction customers, offset in part by increased demand from our steel customers.  The Dallas-Fort Worth metropolitan area endured record rainfall in February 2018.  The inclement weather conditions in Texas negatively impacted demand from our construction customers in the region during the quarter.  The decrease in demand for our lime and limestone products was partially offset by a 1.7% increase in average prices.

Our gross profit from Lime and Limestone Operations decreased by 15.3% in the first quarter 2018 compared to the first quarter 2017.  The decreased gross profit from our Lime and Limestone Operations in the first quarter 2018, compared to the first quarter 2017, resulted primarily from the decreased revenues in the first quarter 2018 discussed above, increased stripping costs at our quarry in Batesville, Arkansas, which was a continuation of the program we began in the fourth quarter 2017, increased fuel prices and increased transportation costs, which we believe will continue during 2018.

Revenues and gross profit from our Natural Gas Interests were relatively flat in the first quarter 2018, compared to the first quarter 2017.  Revenues were $0.6 million in each of the first quarters 2018 and 2017, and gross profit from our Natural Gas Interests was $0.2 million in each of the first quarters 2018 and 2017.

In the fourth quarter 2016, we began a modernization and expansion and development project at our St. Clair plant in Oklahoma, including construction of a new, more fuel-efficient vertical kiln and related plant improvements.  The total cost for the new kiln project is approximately $50 million, and the kiln should be completed by the end of 2018.

In December 2015, we commenced a publicly announced share repurchase program to purchase up to $10 million of our common stock.  In November 2017, we announced a 12-month extension of the repurchase program through November 2018 to repurchase up to the $7.2 million of our common stock remaining under the program.  Pursuant to that program, we have repurchased 53,154 shares at a weighted-average price of $53.59 per share since the program’s inception.  No shares have been repurchased under the program since the first quarter 2016.

We paid a regular quarterly cash dividend of $0.135 (13.5 cents) per share on our common stock in the first quarter 2018.  On April 25, 2018, the Board of Directors declared a regular quarterly cash dividend of $0.135 (13.5 cents) per share on our common stock.  This dividend is payable on June 15, 2018 to shareholders of record at the close of business on May 25, 2018.

Liquidity and Capital Resources.

Net cash provided by operating activities was $6.5 million in the first quarter 2018, compared to $6.1 million in the first quarter 2017, an increase of $0.4 million, or 6.2%.  Our net cash provided by operating activities is composed of net income, depreciation, depletion and amortization (“DD&A”), other non‑cash items included in net income and changes in working capital. In the first quarter 2018, net cash provided by operating activities was principally composed of $4.3 million net income, $4.2 million DD&A, $0.3 million stock‑based compensation, $0.5 million increase in deferred income taxes and $2.9 million decrease from changes in operating assets and liabilities.  Changes in working capital in the first quarter 2018 include a $2.6 million increase in trade receivables, net, a decrease of $0.9 million of inventories, net, a decrease in prepaid expenses and other current assets of $0.4 million, and a decrease of $1.7 million in accounts payable and accrued expenses.  In the first quarter 2017, net cash provided by operating activities was principally composed of $4.6 million net income and $4.3 million DD&A.  Changes in working capital in the first quarter 2017 included a $3.2 million increase in trade receivables, net and a decrease in inventories, net of $0.6 million.

We had $7.6 million in capital expenditures in the first quarter 2018, including approximately $5.2 million on the St. Clair kiln project, compared to $4.2 million in the first quarter 2017, including $1.3 million on the St. Clair kiln project.  As of March 31, 2018, we had incurred $19.2 million on the St. Clair kiln project, of which $17.7 million had been paid in cash.

Net cash used in financing activities was $0.7 million and $0.8 million in the first quarter 2018 and 2017, respectively, and consisted primarily of cash dividends paid in each period.

Cash and cash equivalents decreased $1.7 million to $83.3 million at March 31, 2018, from $85.0 million at December 31, 2017.

Our credit agreement with Wells Fargo Bank, N.A. (the “Lender”) provides for a $75 million revolving credit facility (the “Revolving Facility”) and an incremental four-year accordion feature to borrow up to an additional $50 million on the same terms, subject to approval by the Lender or another lender selected by us.  The Revolving Facility and any incremental loan mature on May 7, 2020.  Interest rates are, at our option, LIBOR plus a margin of 1.000% to 2.000%, or the Lender’s Prime Rate plus a margin of 0.000% to 1.000%; and a commitment fee range of 0.200% to 0.350% on the undrawn portion of the Revolving Facility.  The Revolving Facility interest rate margins and commitment fee are determined quarterly in accordance with a pricing grid based upon our Cash Flow Leverage Ratio, defined as the ratio of our total funded senior indebtedness to earnings before interest, taxes, depreciation, depletion, amortization and stock-based compensation expense (“EBITDA”) for the 12 months ended on the last day of the most recent calendar quarter, plus pro forma EBITDA from any businesses acquired during the period.  Pursuant to a security agreement, dated August 25, 2004, the Revolving Facility is secured by our existing and hereafter acquired tangible assets, intangible assets and real property.  The maturity of the Revolving Facility and any incremental loans can be accelerated if any event of default, as defined under the credit agreement, occurs.  Our maximum Cash Flow Leverage Ratio is 3.50 to 1.  As of October 27, 2016, we amended the credit agreement to increase the letter of credit sublimit under the Revolving Facility from $5 million to $10 million.

We may pay dividends so long as we remain in compliance with the provisions of our credit agreement, and we may purchase, redeem or otherwise acquire shares of our common stock so long as our pro forma Cash Flow Leverage Ratio is less than 3.00 to 1.00 and no default or event of default exists or would exist after giving effect to such stock repurchase.

We are not contractually committed to any planned capital expenditures until actual orders are placed for equipment.  As of March 31, 2018, we had no material open orders or commitments that are not included in current liabilities on the March 31, 2018 Condensed Consolidated Balance Sheet other than approximately $10.1 million related to the St. Clair kiln project.

As of March 31, 2018, we had no debt outstanding and no draws on the Revolving Facility other than $7.3 million of letters of credit, including $6.8 million related to the St. Clair kiln project, which count as draws against the available commitment under the Revolving Facility.  We believe that, absent a significant acquisition, cash on hand and cash flows from operations will be sufficient to meet our operating needs, ongoing capital needs, including current and possible modernization and expansion and development projects, including the kiln project at St. Clair, and liquidity needs and allow us to continue to repurchase up to $7.2 million of our common stock remaining to be repurchased under our extended share repurchase program as well as pay regular cash dividends for the near future.

Results of Operations.

Revenues in the first quarter 2018 were $35.3 million, compared to $36.2 million in the first quarter 2017, a decrease of $0.9 million, or 2.4%.  Revenues from our Lime and Limestone Operations in the first quarter 2018 decreased $0.8 million, or 2.3%, to $34.7 million from $35.5 million in the first quarter 2017, while revenues from our Natural Gas Interests remained relatively flat at $0.6 million in each of the first quarter 2018 and 2017.

As discussed above, the decrease in lime and limestone revenues in the first quarter 2018, as compared to the first quarter 2017, resulted primarily from decreased sales volumes of our lime and limestone products.

Production volumes from our Natural Gas Interests in the first quarter 2018 totaled 130 thousand MCF, sold at an average price of $4.41 per MCF, compared to 146 thousand MCF, sold at an average price of $4.35 per MCF, in the first quarter 2017.  Our average prices per MCF for the first quarter 2018 were higher than average prices for the first quarter 2017 primarily due to increases in market prices for natural gas and natural gas liquids.

Gross profit was $7.0 million in the first quarter 2018, compared to $8.2 million in the first quarter 2017, a decrease of $1.2 million, or 14.6%.  Gross profit from our Lime and Limestone Operations for the first quarter 2018 decreased $1.2 million, or 15.3%, to $6.8 million, compared to $8.0 million in the first quarter 2017, partially as a result of the decrease in revenues discussed above.  Gross profit margin as a percent of revenues from our Lime and Limestone Operations decreased to 19.6% in the first quarter 2018 from 22.6% in the first quarter 2017.  The decrease in gross profit margin in the first quarter 2018 resulted primarily from increased stripping, fuel and transportation costs, as discussed above.  Gross profit from our Natural Gas Interests remained flat at $0.2 million in each of the first quarters 2018 and 2017.

Selling, general and administrative expenses (“SG&A”) were $2.5 million and $2.4 million in the first quarter 2018 and the first quarter 2017, respectively.  As a percentage of revenues, SG&A was 7.1% and 6.7% in the first quarter 2018 and the first quarter 2017, respectively.  The increase in SG&A as a percentage of revenues in the first quarter 2018 compared to the first quarter 2017 was primarily due to the decrease in revenues in the 2018 quarter.

Interest expense was $0.1 million in each of the first quarters 2018 and 2017, as we had no outstanding debt during either period.  Interest and other income, net increased $0.2 million, or 97.2%, to $0.4 million income in the first quarter 2018 from $0.2 million income in the first quarter 2017, on higher average cash balances and higher average interest rate yields.

Income tax expense decreased to $0.6 million in the first quarter 2018, compared to $1.3 million in the first quarter 2017, a decrease of $0.8 million, or 57.1%.  The decrease in income taxes in the first quarter 2018 was primarily due to the impact of the Tax Cuts and Jobs Act of 2017, which reduced the enacted federal income tax rate for corporations from 35% to 21% beginning in 2018. Our effective income tax rate for the first quarter 2018 and 2017 was reduced from the federal rate primarily due to research and development tax credits associated with the ongoing construction of the St. Clair kiln project and statutory depletion, which is allowed for income tax purposes and is a permanent difference between net income for financial reporting purposes and taxable income.

Our net income was $4.3 million ($0.76 per share diluted) in the first quarter 2018, compared to net income of $4.6 million ($0.83 per share diluted) in the first quarter 2017, a decrease of $0.4 million, or 7.7%.

ITEM 3:     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk.

We could be exposed to changes in interest rates, primarily as a result of floating interest rates on the Revolving Facility.  There was no outstanding balance on the Revolving Facility subject to interest rate risk at March 31, 2018.  Any future borrowings under the Revolving Facility would be subject to interest rate risk.  See Note 8 of Notes to Condensed Consolidated Financial Statements.

Foreign Exchange Risk.

One of our contracts related to the new kiln project at our St. Clair facility requires future payments totaling 2.2 million Euros.  We could be exposed to changes in the Euro to U.S. Dollar exchange rate for this obligation.  We entered into foreign exchange hedges to fix our U.S. Dollar liability at $2.7 million.  See Note 6 of Notes to Condensed Consolidated Financial Statements.

ITEM 4:     CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report.  Based upon that evaluation, the CEO and CFO concluded that our disclosure controls and procedures as of the end of the period covered by this Report were effective.

No change in our internal control over financial reporting occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.     OTHER INFORMATION

ITEM 2:     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In December 2015, we commenced a publicly announced share repurchase program to repurchase up to $10 million of our common stock.  On November 17, 2017, we announced a 12-month extension of the repurchase program through November 30, 2018 to repurchase up to the $7.2 million of our common stock remaining under the program.  We did not repurchase any shares pursuant to this program in the first quarter 2018.

In addition, our Amended and Restated 2001 Long-Term Incentive Plan allows employees and directors to pay the exercise price for stock options and the tax withholding liability upon the lapse of restrictions on restricted stock by payment in cash and/or delivery of shares of common stock.  In the first quarter 2018, pursuant to these provisions, we repurchased 861 shares at a price of $70.79 per share, the fair market value of one share of our common stock on the date that they were tendered for payment of tax withholding liability upon the lapse of restrictions on restricted stock.

ITEM 4:    MINE SAFETY DISCLOSURES

Under Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of SEC Regulation S‑K, each operator of a coal or other mine is required to include disclosures regarding certain mine safety results in its periodic reports filed with the SEC.  The operation of our quarries, underground mine and plants is subject to regulation by the federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977.  The required information regarding certain mining safety and health matters, broken down by mining complex, for the quarter ended March 31, 2018 is presented in Exhibit 95.1 to this Report.

We believe we are responsible to employees to provide a safe and healthy workplace environment. We seek to accomplish this by: training employees in safe work practices; openly communicating with employees; following safety standards and establishing and improving safe work practices; involving employees in safety processes; and recording, reporting and investigating accidents, incidents and losses to avoid reoccurrence.

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

UNITED STATES LIME & MINERALS, INC.

April 27, 2018	By:	/s/ Timothy W. Byrne
Timothy W. Byrne
President and Chief Executive Officer
(Principal Executive Officer)

April 27, 2018	By:	/s/ Michael L. Wiedemer
Michael L. Wiedemer
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)