Form 10-Q
period 2018-06-30
UNITED STATES LIME & MINERALS INC
filed 2018-07-27
CIK 82020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: As of July 24, 2018, 5,597,950 shares of common stock, $0.10 par value, were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

(Unaudited)

	June 30,	December 31,
	2018	2017
ASSETS
Current assets
Cash and cash equivalents	$82,346	$85,000
Trade receivables, net	20,923	16,473
Inventories, net	12,257	13,546
Prepaid expenses and other current assets	2,558	2,996
Total current assets	118,084	118,015
Property, plant and equipment	317,902	300,236
Less accumulated depreciation and depletion	(197,909)	(190,518)
Property, plant and equipment, net	119,993	109,718
Other assets, net	605	713
Total assets	$238,682	$228,446
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$6,234	$6,263
Accrued expenses	2,425	3,096
Total current liabilities	8,659	9,359
Deferred tax liabilities, net	13,504	12,374
Other liabilities	1,432	1,461
Total liabilities	23,595	23,194
Stockholders’ equity
Common stock	660	659
Additional paid-in capital	25,092	24,307
Accumulated other comprehensive (loss) income	(3)	86
Retained earnings	243,294	233,905
Less treasury stock, at cost	(53,956)	(53,705)
Total stockholders’ equity	215,087	205,252
Total liabilities and stockholders’ equity	$238,682	$228,446

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
Revenues
Lime and limestone operations	$38,557	98.3%	$35,965	98.5%	$73,271	98.3%	$71,482	98.4%
Natural gas interests	685	1.7%	553	1.5%	1,258	1.7%	1,189	1.6%
	39,242	100.0%	36,518	100.0%	74,529	100.0%	72,671	100.0%
Cost of revenues
Labor and other operating expenses	25,317	64.5%	23,626	64.7%	49,390	66.3%	47,305	65.1%
Depreciation, depletion and amortization	4,288	11.0%	4,054	11.1%	8,465	11.4%	8,290	11.4%
	29,605	75.5%	27,680	75.8%	57,855	77.6%	55,595	76.5%
Gross profit	9,637	24.5%	8,838	24.2%	16,674	22.4%	17,076	23.5%
Selling, general and administrative expenses	2,565	6.5%	2,518	6.9%	5,066	6.8%	4,938	6.8%
Operating profit	7,072	18.0%	6,320	17.3%	11,608	15.6%	12,138	16.7%
Other (income) expense
Interest expense	63	0.2%	59	0.1%	125	0.2%	118	0.2%
Interest and other income, net	(459)	(1.2)%	(225)	(0.6)%	(812)	(1.1)%	(404)	(0.6)%
	(396)	(1.0)%	(166)	(0.5)%	(687)	(0.9)%	(286)	(0.4)%
Income before income tax expense	7,468	19.0%	6,486	17.8%	12,295	16.5%	12,424	17.1%
Income tax expense	830	2.1%	1,208	3.3%	1,395	1.9%	2,526	3.5%
Net income	$6,638	16.9%	$5,278	14.5%	$10,900	14.6%	$9,898	13.6%
Net income per share of common stock
Basic	$1.19		$0.95		$1.95		$1.77
Diluted	$1.18		$0.94		$1.95		$1.77
Cash dividends per share of common stock	$0.135		$0.135		$0.270		$0.270

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$6,638	$5,278	$10,900	$9,898
Other comprehensive (loss) income
Mark to market of foreign exchange hedges, net of tax benefit (expense) of $17 and $27 for the three months and six months ended June 30, 2018, respectively, and $(143) and $(161) for the three months and six months ended June 30, 2017, respectively	(55)	248	(89)	279
Total other comprehensive (loss) income	(55)	248	(89)	279
Comprehensive income	$6,583	$5,526	$10,811	$10,177

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2018	2017
OPERATING ACTIVITIES:
Net income	$10,900	$9,898
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	8,572	8,393
Amortization of deferred financing costs	15	7
Deferred income taxes	1,157	(852)
Loss on disposition of property, plant and equipment	345	28
Stock-based compensation	713	655
Changes in operating assets and liabilities:
Trade receivables, net	(4,450)	(2,106)
Inventories, net	1,289	737
Prepaid expenses and other current assets	438	(70)
Other assets	93	(2)
Accounts payable and accrued expenses	(697)	(267)
Other liabilities	(145)	227
Net cash provided by operating activities	18,230	16,648
INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(19,378)	(8,585)
Proceeds from sale of property, plant and equipment	183	443
Net cash used in investing activities	(19,195)	(8,142)
FINANCING ACTIVITIES:
Cash dividends paid	(1,511)	(1,506)
Proceeds from exercise of stock options	73	72
Purchase of treasury shares	(251)	(193)
Net cash used in financing activities	(1,689)	(1,627)
Net (decrease) increase in cash and cash equivalents	(2,654)	6,879
Cash and cash equivalents at beginning of period	85,000	74,712
Cash and cash equivalents at end of period	$82,346	$81,591

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.    Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by United States Lime & Minerals, Inc. (the “Company”) without independent audit.  In the opinion of the Company’s management, all adjustments of a normal and recurring nature necessary to present fairly the financial position, results of operations, comprehensive income and cash flows for the periods presented have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2017.  The results of operations for the three- and six-month periods ended June 30, 2018 are not necessarily indicative of operating results for the full year.

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

3.    Accounting Policies

Revenue Recognition.  The Company recognizes revenue for its Lime and Limestone Operations when obligations under the terms of a contract, purchase order or purchase agreement are satisfied, which are generally upon shipment.  Revenues are measured as the amount of consideration expected to be received in exchange for transferring products. Revenues include external freight billed to customers with related costs in cost of revenues.  The Company’s returns and allowances are minimal.  External freight billed to customers included in 2018 and 2017 revenues was $6.8 million and $5.9 million, for the three-month periods, and $12.7 and $12.0 million for the six-month periods, respectively, which approximates the amount of external freight included in cost of revenues. Sales taxes billed to customers are not included in revenues.  For its Natural Gas Interests, the Company recognizes revenue in the month of production and delivery.

The Company operates its Lime and Limestone Operations within a single geographic region and derives its revenues from the sale of lime and limestone products.  Revenues from the Company’s Natural Gas Interests are from the Company’s royalty and non-operating working interests in Johnson County, Texas.  Revenues disaggregated between contracts for the Company’s Lime and Limestone Operations and its Natural Gas Interests are included in Note 4 to the condensed consolidated financial statements.

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

Comprehensive Income.  Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income.  Certain changes in assets and liabilities, such as mark-to-market gains or losses on foreign exchange derivative instruments designated as hedges, are reported as a separate component of the equity section of the balance sheet.  Such items, along with net income, are components of comprehensive income.

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

The Company’s financial assets and liabilities measured at fair value on a recurring basis at June 30, 2018 and December 31, 2017, respectively, are summarized below (in thousands):

			Significant Other
			Observable Inputs
			(Level 2)
	June 30,	December 31,	June 30,	December 31,
	2018	2017	2018	2017	Valuation Technique
Foreign exchange hedges	$(3)	$111	$(3)	$111	Cash flows approach

New Accounting Pronouncements.  In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2014-09 (“ASU 2014-09”), “Revenue from Contracts with Customers,” which stipulates that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  To achieve this core principle, an entity should apply the following steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract(s); (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract(s); and (5) recognize revenue when (or as) the entity satisfies a performance obligation.  The Company adopted ASU 2014-09 and all related amendments on January 1, 2018 and analyzed contracts which might impact its revenue recognition using the modified retrospective approach.  There was no impact of initially applying the new standard on the opening balance of retained earnings, and there has been no restatement of comparative periods.  The Company expects the impact of adoption of ASU 2014-09 to be immaterial to the financial statements on an ongoing basis.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02 (“ASU 2016-02”), “Leases,” which requires the recognition of lease assets and lease liabilities by lessees for all leases greater than one year in duration and classified as operating leases under previous guidance.  ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim periods within those periods.  ASU 2016-02 must be adopted using a modified retrospective transition and requires application of the new guidance at the beginning of the earliest comparative period presented.  Based on its existing leases, the Company estimates the effect on total assets and total liabilities will be approximately $3.0 million, with the addition of a right-of-use asset and related liability. The Company is continuing to evaluate the effect that this standard will have on the Company’s Consolidated Financial Statements.

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

4.   Business Segments

The Company has identified two business segments based on the distinctness of their activities and products:  Lime and Limestone Operations and Natural Gas Interests.  All operations are in the United States.  In evaluating the operating results of the Company’s segments, management primarily reviews revenues and gross profit.  The Company does not allocate corporate overhead, interest expense or interest income to its business segments.

The following table sets forth operating results and certain other financial data for the Company’s two business segments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Revenues	2018	2017	2018	2017
Lime and limestone operations	$38,557	$35,965	$73,271	$71,482
Natural gas interests	685	553	1,258	1,189
Total revenues	$39,242	$36,518	$74,529	$72,671
Depreciation, depletion and amortization
Lime and limestone operations	$4,129	$3,855	$8,141	$7,886
Natural gas interests	159	199	324	404
Total depreciation, depletion and amortization	$4,288	$4,054	$8,465	$8,290
Gross profit
Lime and limestone operations	$9,327	$8,722	$16,120	$16,742
Natural gas interests	310	116	554	334
Total gross profit	$9,637	$8,838	$16,674	$17,076
Capital expenditures
Lime and limestone operations	$5,333	$4,376	$19,378	$8,583
Natural gas interests	—	—	—	2
Total capital expenditures	$5,333	$4,376	$19,378	$8,585

5.    Income Per Share of Common Stock

The following table sets forth the computation of basic and diluted income per common share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income for basic and diluted income per common share	$6,638	$5,278	$10,900	$9,898
Weighted-average shares for basic income per common share	5,595	5,578	5,593	5,576
Effect of dilutive securities:
Employee and director stock options(1)	8	10	8	10
Adjusted weighted-average shares and assumed exercises for diluted income per common share	5,603	5,588	5,601	5,586
Basic net income per common share	$1.19	$0.95	$1.95	$1.77
Diluted net income per common share	$1.18	$0.94	$1.95	$1.77

(1)	Excludes 2 and 10 stock options for the three- and six-month 2018 periods, respectively, as anti-dilutive because the exercise price exceeded the average per share market price for the period.

6.    Accumulated Other Comprehensive Income

The following table presents the components of comprehensive income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$6,638	$5,278	$10,900	$9,898
Mark to market of foreign exchange hedges	(72)	391	(116)	440
Deferred income tax benefit (expense)	17	(143)	27	(161)
Comprehensive income	$6,583	$5,526	$10,811	$10,177

In November 2016, to hedge against potential losses due to changes in the Euro to U.S. Dollar exchange rates, the Company entered into foreign exchange (“FX”) hedges with Wells Fargo Bank, N.A. (“Wells Fargo”) as the counterparty to the FX hedges to fix the exchange rate for 5.5 million Euros in connection with a contractual obligation related to the St. Clair kiln project, of which FX hedges with respect to 0.7 million Euros remained outstanding at June 30, 2018.  In May 2018, the Company entered into additional FX hedges with Wells Fargo to fix the exchange rate for 2.2 million Euros in connection with a contractual obligation related to the purchase and installation of equipment at Arkansas Lime Company.  At June 30, 2018 and December 31, 2017, the Company had total FX hedges fixing the exchange rates for 2.9 million Euros and 2.2 million Euros, respectively.  The Company will be exposed to credit losses in the event of non-performance by the counterparty to the FX hedges.  The FX hedges have been effective as defined under applicable accounting rules.  Therefore, changes in fair value of the FX hedges are reflected in comprehensive income.  Due to changes in the U.S. Dollar, compared to the Euro, in the 2018 periods, the fair value of the hedges resulted in a liability of $3 thousand at June 30, 2018, which is included in accrued expenses.  Due to changes in the U.S. Dollar, compared to the Euro, in the period from when the Company entered into the 2016 FX hedges through December 31, 2017, the fair value of the FX hedges resulted in an asset of $111 thousand at December 31, 2017, which is included in prepaid expenses and other current assets ($83 thousand) and other assets, net ($28 thousand) at December 31, 2017.

7.    Inventories, Net

Inventories are valued principally at the lower of cost, determined using the average cost method, or market.  Costs for raw materials and finished goods include materials, labor, and production overhead.  Inventories, net consisted of the following (in thousands):

	June 30,	December 31,
	2018	2017
Lime and limestone inventories:
Raw materials	$4,068	$5,105
Finished goods	2,027	2,266
	6,095	7,371
Service parts inventories	6,162	6,175
	$12,257	$13,546

8.   Banking Facilities and Debt

The Company’s credit agreement with Wells Fargo Bank, N.A. (the “Lender”) provides for a $75 million revolving credit facility (the “Revolving Facility”) and an incremental four-year accordion feature to borrow up to an additional $50 million on the same terms, subject to approval by the Lender or another lender selected by the Company.  The Revolving Facility and any incremental loans mature on May 7, 2020.  Interest rates are, at the Company’s option, LIBOR plus a margin of 1.000% to 2.000%, or the Lender’s Prime Rate plus a margin of 0.000% to 1.000%; and a commitment fee range of 0.200% to 0.350% on the undrawn portion of the Revolving Facility.  The Revolving Facility interest rate margins and commitment fee are determined quarterly in accordance with a pricing grid based upon the Company’s Cash Flow Leverage Ratio, defined as the ratio of the Company’s total funded senior indebtedness to earnings before interest, taxes, depreciation, depletion, amortization and stock-based compensation expense (“EBITDA”) for the 12 months ended on the last day of the most recent calendar quarter, plus pro forma EBITDA from any businesses acquired during the period.  Pursuant to a security agreement, dated August 25, 2004, the Revolving Facility is secured by the Company’s existing and hereafter acquired tangible assets, intangible assets and real property.  The maturity of the Revolving Facility and any incremental loans can be accelerated if any event of default, as defined under the credit agreement, occurs.  As of October 27, 2016, the Company amended its credit agreement to increase the letter of credit sublimit under the Revolving Facility from $5 million to $10 million.  The Company’s maximum Cash Flow Leverage Ratio is 3.50 to 1.

The Company may pay dividends so long as it remains in compliance with the provisions of the Company’s credit agreement, and may purchase, redeem or otherwise acquire shares of its common stock so long as its pro forma Cash Flow Leverage Ratio is less than 3.00 to 1.00 and no default or event of default exists or would exist after giving effect to such stock repurchase.

As of June 30, 2018, the Company had  no debt outstanding and no draws on the Revolving Facility other than $1.3 million of letters of credit, including $0.9 million related to the St. Clair kiln project, which count as draws against the available commitment under the Revolving Facility.

9.    Income Taxes

The 2017 Tax Act reduced the federal statutory rate on corporations from 35% to 21% beginning in 2018.  The Company has estimated that its effective income tax rate for 2018 will be 11.3%.  The primary reasons for the effective rate being below the federal statutory rate is due to research and development tax credits associated with the ongoing construction of the St. Clair kiln project and statutory depletion, which is allowed for income tax purposes and is a permanent difference between net income for financial reporting purposes and taxable income.

10.    Dividends

On June 15, 2018, the Company paid $0.8 million in cash dividends, based on a dividend of $0.135 (13.5 cents) per share on its common stock, to shareholders of record at the close of business on May 25, 2018.  On March 16, 2018, the Company paid $0.8 million in cash dividends, based on a dividend of $0.135 (13.5 cents) per share on its common stock, to shareholders of record at the close of business on February 23, 2018.

11.    Subsequent Event

On July 25, 2018, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.135 (13.5 cents) per share on the Company’s common stock.  This dividend is payable on September 14, 2018 to shareholders of record at the close of business on August 24, 2018.

ITEM 2:     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements.  Any statements contained in this Report that are not statements of historical fact are forward‑looking statements as defined in the Private Securities Litigation Reform Act of 1995. Forward‑looking statements in this Report, including without limitation statements relating to the Company’s plans, strategies, objectives, expectations, intentions, and adequacy of resources, are identified by such words as “will,” “could,” “should,” “would,” “believe,” “possible,” “potential,” “expect,” “intend,” “plan,” “schedule,” “estimate,” “anticipate” and “project.”  The Company undertakes no obligation to publicly update or revise any forward‑looking statements. The Company cautions that forward‑looking statements involve risks and uncertainties that could cause actual results to differ materially from expectations, including without limitation the following: (i) the Company’s plans, strategies, objectives, expectations, and intentions are subject to change at any time at the Company’s discretion; (ii) the Company’s plans and results of operations will be affected by its ability to maintain and increase its revenues and manage its growth; (iii) the Company’s ability to meet short‑term and long‑term liquidity demands, including meeting the Company’s operating and capital needs, including for the modernization and expansion and development project at St. Clair and possible acquisitions, repurchasing the Company’s common stock and paying dividends, and conditions in the credit and equity markets, including the ability of the Company’s customers to meet their obligations; (iv) interruptions to operations and increased expenses at the Company’s facilities resulting from changes in mining methods or conditions, variability of chemical or physical properties of the Company’s limestone and its impact on process equipment and product quality, inclement weather conditions, natural disasters, accidents, IT systems failures or disruptions, including due to cybersecurity incidents, or regulatory requirements; (v) volatile coal, petroleum coke, diesel, natural gas, electricity, transportation and freight costs and the consistent availability of trucks, truck drivers and rail cars to deliver the Company’s products to its customers and solid fuels to its plants on a timely basis; (vi) unanticipated delays or cost overruns in completing modernization and expansion and development projects, including the Company’s St. Clair kiln project that is estimated to cost approximately $50 million in total; (vii) the Company’s ability to expand its Lime and Limestone Operations through projects and acquisitions of businesses with related or similar operations, including obtaining financing for such projects and acquisitions, and to sell any resulting increased production at acceptable prices; (viii) inadequate demand and/or prices for the Company’s lime and limestone products due to increased competition from competitors, conditions in the U.S. economy, recessionary pressures in, and the impact of tariffs or other barriers to global trade on, particular industries, including construction, steel, industrial and oil and gas services, reduced demand from utility plants, effects of governmental fiscal and budgetary constraints, including the level of highway construction and infrastructure funding, the impact of tax reform, legislative impasses, economic and regulatory uncertainties under state governments and the United States Administration and Congress and inability to continue to maintain or increase prices for the Company’s products, including passing through increased costs of transportation; (ix) uncertainties of prices and regulations with respect to the Company’s Natural Gas Interests, including the absence of drilling activities on the Company’s O & G Properties, any risks the Company may experience with the operators of the wells drilled on the O & G Properties, inability to explore for new reserves, unitization of existing wells, declines in production rates and plugging and abandoning of existing wells; (x) ongoing and possible new regulations, investigations, enforcement actions and costs, legal expenses, penalties, fines, assessments, litigation, judgments and settlements, taxes and disruptions and limitations of operations, including those related to climate change and health and safety and those that could impact the Company’s ability to continue or renew its operating permits or successfully secure new permits in connection with its modernization and expansion and development projects; and (xi) other risks and uncertainties set forth in this Report or indicated from time to time in the Company’s filings with the Securities and Exchange Commission (the “SEC”), including the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Overview.

We have two operating segments:  Lime and Limestone Operations and Natural Gas Interests.  Revenues and gross profit are the primary items utilized to evaluate the operating results of our segments and to allocate resources.

Through our Lime and Limestone Operations, we are a manufacturer of lime and limestone products, supplying primarily the construction (including highway, road and building contractors), industrial (including paper and glass manufacturers), environmental (including municipal sanitation and water treatment facilities and flue gas treatment processes), metals (including steel producers), roof shingle, oil and gas services and agriculture (including poultry and cattle feed producers) industries.  We are headquartered in Dallas, Texas and operate lime and limestone plants and distribution facilities in Arkansas, Colorado, Louisiana, Oklahoma and Texas through our wholly owned subsidiaries, Arkansas Lime Company, Colorado Lime Company, Texas Lime Company, U.S. Lime Company, U.S. Lime Company – Shreveport, U.S. Lime Company – St. Clair and U.S. Lime Company – Transportation.  The Lime and Limestone Operations represent our principal business.

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

Revenues from our Lime and Limestone Operations increased 7.2% and 2.5% in the second quarter and first six months 2018, respectively, compared to last year’s comparable periods, primarily because of increased sales volumes of 6.7% and 1.9% in the second quarter and first six months 2018, respectively, for our lime and limestone products.  The increase in sales volumes in the second quarter 2018, compared to the second quarter 2017, resulted primarily from increased demand, principally from our construction and steel customers, offset in part by decreased demand from our environmental customers. The increase in lime and limestone revenues in the first six months 2018, as compared to the first six months 2017, resulted from increased demand primarily from our steel customers, partially offset by decreased demand from our environmental customers.  Improved weather conditions in the second quarter 2018, compared to the first quarter 2018, contributed to the increased demand from our construction customers in the second quarter 2018.  Construction demand was slightly down overall for the first six months 2018, compared to the first six months 2017.  Average prices realized for our lime and limestone products increased slightly in the second quarter and first six months 2018, with increases of 0.5% and 0.6%, respectively, compared to the comparable 2017 periods.

Our gross profit from Lime and Limestone Operations increased 6.9% in the second quarter 2018 and decreased 3.7% in the first six months 2018, compared to last year’s comparable periods.  The increased gross profit from our Lime and Limestone Operations in the second quarter 2018, compared to the second quarter 2017, resulted primarily from the increased revenues discussed above.  The decreased gross profit from our Lime and Limestone Operations in the first six months 2018, compared to the first six months 2017, resulted primarily from increased stripping costs at our quarry in Batesville, Arkansas, increased fuel costs and increased transportation costs.

Revenues from our Natural Gas Interests increased 23.9% and 5.8% in the second quarter and first six months 2018, respectively, compared to the comparable 2017 periods, resulting primarily from higher prices, partially offset by decreased production volumes resulting from the normal declines in production rates on our 39 existing natural gas wells.  Gross profit from our Natural Gas Interests increased 167.2% and 65.9% in the second quarter and first six months 2018, respectively, compared to the second quarter and first six months 2017, respectively.

New trucking regulations and intense competition for trucks and drivers will continue to pose a challenge to us in getting our lime and limestone products to customers on a timely basis.  To maintain our transportation capacity, we have increased the rates we pay for trucking.  We are endeavoring to pass the increased transportation costs along to our customers through increased prices on new orders, but competitive pricing pressures may limit our ability to do so, as evidenced by our recent loss of a large municipal water treatment plant account.

In the fourth quarter 2016, we began a modernization and expansion and development project at our St. Clair plant in Oklahoma, including construction of a new, more fuel-efficient vertical kiln and related plant improvements.  The total cost for the new kiln project is approximately $50 million, and we expect to be commissioning the kiln by the end of 2018.

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

We paid regular quarterly cash dividends of $0.135 (13.5 cents) per share on our common stock in each of the first two quarters 2018.  On July 25, 2018, the Board of Directors declared a regular quarterly cash dividend of $0.135 (13.5 cents) per share on our common stock.  This dividend is payable on September 14, 2018 to shareholders of record at the close of business on August 24, 2018.

Liquidity and Capital Resources.

Net cash provided by operating activities was $18.2 million in the first six months 2018, compared to $16.6 million in the comparable 2017 period, an increase of $1.6 million, or 9.5%.  Our net cash provided by operating activities is composed of net income, depreciation, depletion and amortization (“DD&A”), other non‑cash items included in net income and changes in working capital. In the first six months 2018, net cash provided by operating activities was principally composed of $10.9 million net income, $8.6 million DD&A, $0.7 million stock‑based compensation and a $1.1 million increase in deferred income taxes. Changes in working capital in the first six months 2018 included a $4.5 million increase in trade receivables, net, a decrease of $1.3 million of inventories, net and a decrease of $0.8 million in accounts payable, accrued expenses and other liabilities.  In the first six months 2017, net cash provided by operating activities was principally composed of $9.9 million net income and $8.4 million DD&A, and $0.7 million stock-based compensation, partially offset by a $0.9 million decrease in deferred income taxes.  Changes in working capital in the first six months 2017 included a $2.1 million increase in trade receivables, net and a decrease in inventories, net of $0.7 million.

We had $19.4 million in capital expenditures in the first six months 2018, including $11.1 million on the St. Clair kiln project, compared to $8.6 million in the first six months 2017, including $2.1 million on the St. Clair kiln project.  As of June 30, 2018, we had incurred a total of $25.2 million on the St. Clair kiln project, of which $23.7 million had been paid in cash.

Net cash used in financing activities was $1.7 million and $1.6 million in the first six months 2018 and 2017, respectively, and consisted primarily of cash dividends paid in each period.

Cash and cash equivalents decreased $2.7 million to $82.3 million at June 30, 2018, from $85.0 million at December 31, 2017.

Our credit agreement with Wells Fargo Bank, N.A. (the “Lender”) provides for a $75 million revolving credit facility (the “Revolving Facility”) and an incremental four-year accordion feature to borrow up to an additional $50 million on the same terms, subject to approval by the Lender or another lender selected by us.  The Revolving Facility and any incremental loans mature on May 7, 2020.  Interest rates are, at our option, LIBOR plus a margin of 1.000% to 2.000%, or the Lender’s Prime Rate plus a margin of 0.000% to 1.000%; and a commitment fee range of 0.200% to 0.350% on the undrawn portion of the Revolving Facility.  The Revolving Facility interest rate margins and commitment fee are determined quarterly in accordance with a pricing grid based upon our Cash Flow Leverage Ratio, defined as the ratio of our total funded senior indebtedness to earnings before interest, taxes, depreciation, depletion, amortization and stock-based compensation expense (“EBITDA”) for the 12 months ended on the last day of the most recent calendar quarter, plus pro forma EBITDA from any businesses acquired during the period.  Pursuant to a security agreement, dated August 25, 2004, the Revolving Facility is secured by our existing and hereafter acquired tangible assets, intangible assets and real property.  The maturity of the Revolving Facility and any incremental loans can be accelerated if any event of default, as defined under the credit agreement, occurs.  As of October 27, 2016, we amended the credit agreement to increase the letter of credit sublimit under the Revolving Facility from $5 million to $10 million.  Our maximum Cash Flow Leverage Ratio is 3.50 to 1.

We may pay dividends so long as we remain in compliance with the provisions of our credit agreement, and we may purchase, redeem or otherwise acquire shares of our common stock so long as our pro forma Cash Flow Leverage Ratio is less than 3.00 to 1.00 and no default or event of default exists or would exist after giving effect to such stock repurchase.

We are not contractually committed to any planned capital expenditures until actual orders are placed for equipment.  As of June 30, 2018, we had approximately $7.9 million of commitments for open orders related to planned capital expenditures, including approximately $5.4 million related to the St. Clair kiln project.

As of June 30, 2018, we had no debt outstanding and no draws on the Revolving Facility other than $1.3 million of letters of credit, including $0.9 million related to the St. Clair kiln project, which count as draws against the available commitment under the Revolving Facility.  We believe that, absent a significant acquisition, cash on hand and cash flows from operations will be sufficient to meet our operating needs, ongoing capital needs, including current and possible modernization and expansion and development projects, including the kiln project at St. Clair, and liquidity needs and allow us to continue to repurchase up to $7.2 million of our common stock remaining to be repurchased under our extended share repurchase program as well as pay regular cash dividends for the near future.

Results of Operations.

Revenues in the second quarter 2018 were $39.2 million, compared to $36.5 million in the second quarter 2017, an increase of $2.7 million, or 7.5%.  Revenues from our Lime and Limestone Operations in the second quarter 2018 increased $2.6 million, or 7.2%, to $38.6 million from $36.0 million in the second quarter 2017, while revenues from our Natural Gas Interests increased $0.1 million, or 23.9% , to $0.7 in the second quarter 2018 from $0.6 million in the comparable prior year period.  In the first six months 2018, revenues were $74.5 million, compared to $72.7 million in the comparable 2017 period, an increase of $1.9 million, or 2.6%.  Revenues from the Company’s Lime and Limestone Operations in the first six months 2018 increased $1.8 million, or 2.5%, to $73.3 million from $71.5 million in the comparable 2017 period, and revenues from our Natural Gas Interests increased $0.1 million, or 5.8%, to $1.3 million from $1.2 million in the comparable prior year period.

As discussed above, the increase in lime and limestone revenues in the second quarter and first six months 2018, as compared to last year’s comparable periods, resulted primarily from increased sales volumes of our lime and limestone products, and a slight increase in prices realized for the Company’s lime and limestone products in the 2018 periods, compared to the comparable 2017 periods.

Production volumes from our Natural Gas Interests in the second quarter 2018 totaled 126 thousand MCF, sold at an average price of $5.42 per MCF, compared to 142 thousand MCF, sold at an average price of $3.89 per MCF, in the second quarter 2017.  Production volumes in the first six months 2018 from Natural Gas Interests totaled 256 thousand MCF, sold at an average price of $4.91 per MCF, compared to the first six months 2017 when 288 thousand MCF was produced and sold at an average price of $4.12 per MCF.

Gross profit was $9.6 million in the second quarter 2018, compared to $8.8 million in the second quarter 2017, an increase of $0.8 million, or 9.0%.  Gross profit in the first six months 2018 was $16.7 million, a decrease of $0.4 million, or 2.4%, from $17.1 million in the first six months 2017.

Gross profit from our Lime and Limestone Operations in the second quarter 2018 was $9.3 million, an increase of $0.6 million, or 6.9%, from $8.7 million in the second quarter 2017.  The increase in gross profit in the second quarter 2018 resulted primarily from the increases in revenues discussed above.  Gross profit margin as a percent of revenues from our Lime and Limestone Operations decreased slightly in the second quarter 2018 to 24.2% from 24.3% in the second quarter 2017.

Gross profit from our Lime and Limestone Operations in the first six months 2018 was $16.1 million, a decrease of $0.6 million, or 3.7%, from $16.7 million for the comparable 2017 period.  Gross profit margin as a percentage of revenues from our Lime and Limestone Operations decreased to 22.0% in the first six months 2018 from 23.4% in the comparable 2017 period.  The decreased gross profit from our Lime and Limestone Operations in the first six months 2018, compared to the first six months 2017, resulted primarily from increased stripping costs at our quarry in Batesville, Arkansas, increased fuel costs and increased transportation costs.

Gross profit from our Natural Gas Interests increased to $0.3 million and $0.6 million in the second quarter and first six months 2018, respectively, from $0.1 million and $0.3 million in the comparable 2017 periods, respectively. The increased gross profit for our Natural Gas Interests resulted primarily from the increase in revenues discussed above.

Selling, general and administrative expenses (“SG&A”) were $2.6 million and $5.1 million in the second quarter and first six months 2018, respectively, compared to $2.5 million and $4.9 million in the comparable 2017 periods, respectively.  As a percentage of revenues, SG&A was 6.5% and 6.8% in the second quarter and first six months 2018, respectively, compared to 6.9% and 6.8% in the second quarter and first six months 2017, respectively.

Interest expense was $63 thousand and $125 thousand in the second quarter and first six months 2018, respectively, compared to $59 thousand and $118 thousand in the second quarter and first six months 2017, respectively.  We had no outstanding debt during either period.  Interest and other income, net increased $0.2 million, or 104.0%, to $0.5 million in the second quarter 2018 from $0.2 million in the second quarter 2017.  Interest and other income, net increased $0.4  million, or 101.0%, to $0.8 million income in the first six months 2018, from $0.4 million income in the first six months 2017.  Interest and other income, net increased as a result of higher average cash balances and higher average interest rate yields on our cash balances.

Income tax expense decreased to $0.8 million in the second quarter 2018, compared to $1.2 million in the second quarter 2017, a decrease of $0.4 million, or 31.3%.  Income tax expense decreased to $1.4 million in the first six months 2018, compared to $2.5 million in the first six months 2017, a decrease of $1.1 million, or 44.8%.  The decreases in income taxes in the second quarter and first six months 2018 were primarily due to the impact of the Tax Cuts and Jobs Act of 2017, which reduced the enacted federal income tax rate for corporations from 35% to 21% beginning in 2018. Our effective income tax rate for each of the 2018 and 2017 periods was reduced from the federal rate primarily due to research and development tax credits associated with the ongoing construction of the St. Clair kiln project and statutory depletion, which is allowed for income tax purposes and is a permanent difference between net income for financial reporting purposes and taxable income.

Our net income was $6.6 million ($1.18 per share diluted) in the second quarter 2018, compared to net income of $5.3 million ($0.94 per share diluted) in the second quarter 2017, an increase of $1.4 million, or 25.8%.  Net income in the first six months 2018 was $10.9 million ($1.95 per share diluted), an increase of $1.0 million, or 10.1%, compared to the first six months 2017 net income of $9.9 million ($1.77 per share diluted).

ITEM 3:     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk.

We could be exposed to changes in interest rates, primarily as a result of floating interest rates on the Revolving Facility.  There was no outstanding balance on the Revolving Facility subject to interest rate risk at June 30, 2018.  Any future borrowings under the Revolving Facility would be subject to interest rate risk.  See Note 8 of Notes to Condensed Consolidated Financial Statements.

Foreign Exchange Risk.

At June 30, 2018, we had contracts related to the purchase and installation of equipment that require future payments totaling 2.9 million Euros.  We have entered into foreign exchange hedges fixing our U.S. Dollar liability at $3.5 million.  We could be exposed to changes in the Euro to U.S. Dollar exchange rate for obligations not effectively fixed by the hedges.  See Note 6 of Notes to Condensed Consolidated Financial Statements.

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

PART II.     OTHER INFORMATION

ITEM 2:     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In December 2015, we commenced a publicly announced share repurchase program to repurchase up to $10 million of our common stock.  On November 17, 2017, we announced a 12-month extension of the repurchase program through November 30, 2018 to repurchase up to the $7.2 million of our common stock remaining under the program.  We did not repurchase any shares pursuant to this program in the second quarter 2018.

In addition, our Amended and Restated 2001 Long-Term Incentive Plan allows employees and directors to pay the exercise price for stock options and the tax withholding liability upon the lapse of restrictions on restricted stock by payment in cash and/or delivery of shares of common stock.  In the second quarter 2018, pursuant to these provisions, we repurchased 2,262 shares at a price of $83.90 per share, the fair market value of one share of our common stock on the date that they were tendered for payment of tax withholding liability upon the lapse of restrictions on restricted stock.

ITEM 4:    MINE SAFETY DISCLOSURES

Under Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of SEC Regulation S‑K, each operator of a coal or other mine is required to include disclosures regarding certain mine safety results in its periodic reports filed with the SEC.  The operation of our quarries, underground mine and plants is subject to regulation by the federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977.  The required information regarding certain mining safety and health matters, broken down by mining complex, for the quarter ended June 30, 2018 is presented in Exhibit 95.1 to this Report.

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

UNITED STATES LIME & MINERALS, INC.

July 27, 2018	By:	/s/ Timothy W. Byrne
Timothy W. Byrne
President and Chief Executive Officer
(Principal Executive Officer)

July 27, 2018	By:	/s/ Michael L. Wiedemer
Michael L. Wiedemer
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)