Form 10-Q
period 2018-09-30
UNITED STATES LIME & MINERALS INC
filed 2018-10-31
CIK 82020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ........ to ........

Commission file number is 000-04197

UNITED STATES LIME & MINERALS, INC.

(Exact name of registrant as specified in its charter)

TEXAS	75-0789226
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

5429 LBJ Freeway, Suite 230, Dallas, TX	75240
(Address of principal executive offices)	(Zip Code)

(972) 991-8400

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).  Yes  ☒  No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: As of October 28, 2018, 5,597,663 shares of common stock, $0.10 par value, were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

(Unaudited)

	September 30,	December 31,
	2018	2017
ASSETS
Current assets
Cash and cash equivalents	$83,166	$85,000
Trade receivables, net	18,373	16,473
Inventories, net	12,903	13,546
Prepaid expenses and other current assets	2,326	2,996
Total current assets	116,768	118,015
Property, plant and equipment	330,196	300,236
Less accumulated depreciation and depletion	(201,522)	(190,518)
Property, plant and equipment, net	128,674	109,718
Other assets, net	573	713
Total assets	$246,015	$228,446
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$8,848	$6,263
Accrued expenses	2,997	3,096
Total current liabilities	11,845	9,359
Deferred tax liabilities, net	13,468	12,374
Other liabilities	1,409	1,461
Total liabilities	26,722	23,194
Stockholders’ equity
Common stock	660	659
Additional paid-in capital	25,523	24,307
Accumulated other comprehensive (loss) income	(27)	86
Retained earnings	247,093	233,905
Less treasury stock, at cost	(53,956)	(53,705)
Total stockholders’ equity	219,293	205,252
Total liabilities and stockholders’ equity	$246,015	$228,446

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
Revenues
Lime and limestone operations	$34,713	98.4%	$36,428	98.6%	$107,984	98.3%	$107,910	98.5%
Natural gas interests	559	1.6%	506	1.4%	1,817	1.7%	1,695	1.5%
	35,272	100.0%	36,934	100.0%	109,801	100.0%	109,605	100.0%
Cost of revenues
Labor and other operating expenses	23,687	67.2%	23,142	62.7%	73,077	66.5%	70,447	64.3%
Depreciation, depletion and amortization	4,389	12.4%	4,240	11.5%	12,854	11.7%	12,530	11.4%
	28,076	79.6%	27,382	74.2%	85,931	78.2%	82,977	75.7%
Gross profit	7,196	20.4%	9,552	25.8%	23,870	21.8%	26,628	24.3%
Selling, general and administrative expenses	2,790	7.9%	2,657	7.2%	7,856	7.2%	7,595	6.9%
Operating profit	4,406	12.5%	6,895	18.6%	16,014	14.6%	19,033	17.4%
Other (income) expense
Interest expense	66	0.2%	56	0.1%	191	0.2%	174	0.2%
Interest and other income, net	(495)	(1.4)%	(261)	(0.7)%	(1,307)	(1.2)%	(665)	(0.6)%
	(429)	(1.2)%	(205)	(0.6)%	(1,116)	(1.0)%	(491)	(0.4)%
Income before income tax expense	4,835	13.7%	7,100	19.2%	17,130	15.6%	19,524	17.8%
Income tax expense	281	0.8%	1,433	3.9%	1,676	1.5%	3,959	3.6%
Net income	$4,554	12.9%	$5,667	15.3%	$15,454	14.1%	$15,565	14.2%
Net income per share of common stock
Basic	$0.81		$1.02		$2.76		$2.79
Diluted	$0.81		$1.01		$2.76		$2.79
Cash dividends per share of common stock	$0.135		$0.135		$0.405		$0.405

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$4,554	$5,667	$15,454	$15,565
Other comprehensive (loss) income
Mark to market of foreign exchange hedges, net of tax benefit (expense) of $7 and $34 for the three months and nine months ended September 30, 2018, respectively, and $(34) and $(195) for the three months and nine months ended September 30, 2017, respectively	(24)	58	(113)	337
Total other comprehensive (loss) income	(24)	58	(113)	337
Comprehensive income	$4,530	$5,725	$15,341	$15,902

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2018	2017
OPERATING ACTIVITIES:
Net income	$15,454	$15,565
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	13,011	12,711
Amortization of deferred financing costs	23	11
Deferred income taxes	1,119	(1,243)
Loss on disposition of property, plant and equipment	466	78
Stock-based compensation	1,144	1,073
Changes in operating assets and liabilities:
Trade receivables, net	(1,900)	(1,461)
Inventories, net	358	(448)
Prepaid expenses and other current assets	670	(325)
Other assets	118	2
Accounts payable and accrued expenses	1,566	(1,963)
Other liabilities	(191)	(42)
Net cash provided by operating activities	31,838	23,958
INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(31,687)	(14,504)
Proceeds from sale of property, plant and equipment	460	459
Net cash used in investing activities	(31,227)	(14,045)
FINANCING ACTIVITIES:
Cash dividends paid	(2,267)	(2,259)
Proceeds from exercise of stock options	73	72
Purchase of treasury shares	(251)	(193)
Net cash used in financing activities	(2,445)	(2,380)
Net (decrease) increase in cash and cash equivalents	(1,834)	7,533
Cash and cash equivalents at beginning of period	85,000	74,712
Cash and cash equivalents at end of period	$83,166	$82,245

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.    Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by United States Lime & Minerals, Inc. (the “Company”) without independent audit.  In the opinion of the Company’s management, all adjustments of a normal and recurring nature necessary to present fairly the financial position, results of operations, comprehensive income and cash flows for the periods presented have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted.  The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2017.  The results of operations for the three- and nine-month periods ended September 30, 2018 are not necessarily indicative of operating results for the full year.

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

3.    Accounting Policies

Revenue Recognition.  The Company recognizes revenue for its Lime and Limestone Operations when obligations under the terms of a contract, purchase order or purchase agreement are satisfied, which are generally upon shipment.  Revenues are measured as the amount of consideration expected to be received in exchange for transferring products. Revenues include external freight billed to customers with related costs in cost of revenues.  The Company’s returns and allowances are minimal.  External freight billed to customers included in 2018 and 2017 revenues was $6.4 million and $5.8 million, for the three-month periods, and $19.1 and $17.8 million, for the nine-month periods, respectively, which approximates the amount of external freight included in cost of revenues. Sales taxes billed to customers are not included in revenues.  For its Natural Gas Interests, the Company recognizes revenue in the month of production and delivery.

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

Fair Values of Financial Instruments.  Fair value is defined as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.”  The Company uses a three-tier fair value hierarchy, which classifies the inputs used in measuring fair values, in determining the fair value of its financial assets and liabilities.  These tiers include:  Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets; Level 2, defined as observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.  Specific inputs used to value the Company’s foreign exchange hedges were Euro to U.S. Dollar exchange rates for the expected future payment dates for the Company’s commitments denominated in Euros. See Note 6 to the condensed consolidated financial statements.  There were no changes in the methods and assumptions used in measuring fair value.

The Company’s financial assets and liabilities measured at fair value on a recurring basis at September 30, 2018 and December 31, 2017, respectively, are summarized below (in thousands):

			Significant Other
			Observable Inputs
			(Level 2)
	September 30,	December 31,	September 30,	December 31,
	2018	2017	2018	2017	Valuation Technique
Foreign exchange hedges	$(35)	$111	$(35)	$111	Cash flows approach

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

In February 2016, the FASB issued Accounting Standards Update No. 2016-02 (“ASU 2016-02”), “Leases,” which requires the recognition of lease assets and lease liabilities by lessees for all leases greater than one year in duration and classified as operating leases under previous guidance.  ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim periods within those periods.  The Company intends to adopt ASU 2016-02 using the current-period adjustment method which will result in application of the new guidance at January 1, 2019, the beginning of the period of adoption.  Based on its existing leases as of September 30, 2018, the Company estimates the effect on total assets and total liabilities will be approximately $3.0 million each, with the addition of a right-of-use asset and related liability. The Company is continuing to evaluate the effect this standard will have on its Consolidated Financial Statements, but does not expect adoption of this standard to have a material effect other than recording the assets and liabilities, discussed in the previous sentence, to its balance sheet.

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

The following table sets forth operating results and certain other financial data for the Company’s two business segments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenues	2018	2017	2018	2017
Lime and limestone operations	$34,713	$36,428	$107,984	$107,910
Natural gas interests	559	506	1,817	1,695
Total revenues	$35,272	$36,934	$109,801	$109,605
Depreciation, depletion and amortization
Lime and limestone operations	$4,234	$4,048	$12,375	$11,935
Natural gas interests	155	192	479	595
Total depreciation, depletion and amortization	$4,389	$4,240	$12,854	$12,530
Gross profit
Lime and limestone operations	$6,992	$9,476	$23,112	$26,218
Natural gas interests	204	76	758	410
Total gross profit	$7,196	$9,552	$23,870	$26,628
Capital expenditures
Lime and limestone operations	$12,309	$6,362	$31,687	$14,502
Natural gas interests	—	—	—	2
Total capital expenditures	$12,309	$6,362	$31,687	$14,504

5.    Income Per Share of Common Stock

The following table sets forth the computation of basic and diluted income per common share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income for basic and diluted income per common share	$4,554	$5,667	$15,454	$15,565
Weighted-average shares for basic income per common share	5,598	5,577	5,595	5,577
Effect of dilutive securities:
Employee and director stock options(1)	8	10	7	9
Adjusted weighted-average shares and assumed exercises for diluted income per common share	5,606	5,587	5,602	5,586
Basic net income per common share	$0.81	$1.02	$2.76	$2.79
Diluted net income per common share	$0.81	$1.01	$2.76	$2.79

(1)	Excludes 2 and 7 stock options for the three- and nine-month 2018 periods, respectively, as anti-dilutive because the exercise price exceeded the average per share market price for the period.

6.    Accumulated Other Comprehensive Income

The following table presents the components of comprehensive income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$4,554	$5,667	$15,454	$15,565
Mark to market of foreign exchange hedges	(31)	92	(147)	532
Deferred income tax benefit (expense)	7	(34)	34	(195)
Comprehensive income	$4,530	$5,725	$15,341	$15,902

In November 2016, to hedge against potential losses due to changes in the Euro to U.S. Dollar exchange rates, the Company entered into foreign exchange (“FX”) hedges with Wells Fargo Bank, N.A. (“Wells Fargo”) as the counterparty to the FX hedges to fix the exchange rate for 5.5 million Euros in connection with a contractual obligation related to the St. Clair kiln project, of which FX hedges with respect to 0.7 million Euros remained outstanding at September 30, 2018.  In May 2018, the Company entered into additional FX hedges with Wells Fargo to fix the exchange rate for 2.2 million Euros in connection with a contractual obligation related to the purchase and installation of equipment at Arkansas Lime Company.  At September 30, 2018 and December 31, 2017, the Company had total FX hedges fixing the exchange rates for 2.9 million Euros and 2.2 million Euros, respectively.  The Company will be exposed to credit losses in the event of non-performance by the counterparty to the FX hedges.  The FX hedges have been effective as defined under applicable accounting rules.  Therefore, changes in fair value of the FX hedges are reflected in comprehensive income. Due to changes in the U.S. Dollar, compared to the Euro, in the 2018 periods, the fair value of the hedges resulted in a net liability of $35 thousand at September 30, 2018, of which contracts expiring in less than one year comprised a current liability of $43 thousand, included in accrued expenses, and contracts expiring in one year or more comprised a long-term asset of $8 thousand, included in other assets, net.  Due to changes in the U.S. Dollar, compared to the Euro, in the period from when the Company entered into the 2016 FX hedges through December 31, 2017, the fair value of the FX hedges resulted in an asset of $111 thousand at December 31, 2017, which is included in prepaid expenses and other current assets ($83 thousand) and other assets, net ($28 thousand) at December 31, 2017.

7.    Inventories, Net

Inventories are valued principally at the lower of cost, determined using the average cost method, or market.  Costs for raw materials and finished goods include materials, labor, and production overhead.  Inventories, net consisted of the following (in thousands):

	September 30,	December 31,
	2018	2017
Lime and limestone inventories:
Raw materials	$4,458	$5,105
Finished goods	2,426	2,266
	6,884	7,371
Service parts inventories	6,019	6,175
	$12,903	$13,546

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

As of September 30, 2018, the Company had  no debt outstanding and no draws on the Revolving Facility other than $1.3 million of letters of credit, including $0.9 million related to the St. Clair kiln project, which count as draws against the available commitment under the Revolving Facility.

9.    Income Taxes

The 2017 Tax Act reduced the federal statutory income tax rate on corporations from 35% to 21% beginning in 2018.  The Company has estimated that its effective income tax rate for 2018 will be 9.8%.  The primary reasons for the effective income tax rate being below the federal statutory rate is due to research and development tax credits associated with the ongoing construction of the St. Clair kiln project and statutory depletion, which is allowed for income tax purposes and is a permanent difference between net income for financial reporting purposes and taxable income.

10.    Dividends

On September 14, 2018, the Company paid $0.8 million in cash dividends, based on a dividend of $0.135 (13.5 cents) per share on its common stock, to shareholders of record at the close of business on August 24, 2018.  On June 15, 2018, the Company paid $0.8 million in cash dividends, based on a dividend of $0.135 (13.5 cents) per share on its common stock, to shareholders of record at the close of business on May 25, 2018.  On March 16, 2018, the Company paid $0.8 million in cash dividends, based on a dividend of $0.135 (13.5 cents) per share on its common stock, to shareholders of record at the close of business on February 23, 2018.

11.    Subsequent Event

On October 30, 2018, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.135 (13.5 cents) per share on the Company’s common stock.  This dividend is payable on December 14, 2018 to shareholders of record at the close of business on November 23, 2018.

ITEM 2:     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements.  Any statements contained in this Report that are not statements of historical fact are forward‑looking statements as defined in the Private Securities Litigation Reform Act of 1995. Forward‑looking statements in this Report, including without limitation statements relating to the Company’s plans, strategies, objectives, expectations, intentions, and adequacy of resources, are identified by such words as “will,” “could,” “should,” “would,” “believe,” “possible,” “potential,” “expect,” “intend,” “plan,” “schedule,” “estimate,” “anticipate” and “project.”  The Company undertakes no obligation to publicly update or revise any forward‑looking statements. The Company cautions that forward‑looking statements involve risks and uncertainties that could cause actual results to differ materially from expectations, including without limitation the following: (i) the Company’s plans, strategies, objectives, expectations, and intentions are subject to change at any time at the Company’s discretion; (ii) the Company’s plans and results of operations will be affected by its ability to maintain and increase its revenues and manage its growth; (iii) the Company’s ability to meet short‑term and long‑term liquidity demands, including meeting the Company’s operating and capital needs, including for the modernization and expansion and development project at St. Clair and possible acquisitions, repurchasing the Company’s common stock and paying dividends, and conditions in the credit and equity markets, including the ability of the Company’s customers to meet their obligations; (iv) interruptions to operations and increased expenses at the Company’s facilities resulting from changes in mining methods or conditions, variability of chemical or physical properties of the Company’s limestone and its impact on process equipment and product quality, inclement weather conditions, natural disasters, accidents, IT systems failures or disruptions, including due to cybersecurity incidents or social engineering attacks, or regulatory requirements; (v) volatile coal, petroleum coke, diesel, natural gas, electricity, transportation and freight costs and the consistent availability of trucks, truck drivers and rail cars to deliver the Company’s products to its customers and solid fuels to its plants on a timely basis at competitive prices; (vi) unanticipated delays or cost overruns in completing modernization and expansion and development projects, including the Company’s St. Clair kiln project that is estimated to cost approximately $50 million in total; (vii) the Company’s ability to expand its Lime and Limestone Operations through projects and acquisitions of businesses with related or similar operations, including obtaining financing for such projects and acquisitions, and to sell any resulting increased production at acceptable prices; (viii) inadequate demand and/or prices for the Company’s lime and limestone products due to increased competition from competitors, the loss of large accounts, conditions in the U.S. economy, recessionary pressures in, and the impact of tariffs or other barriers to global trade on particular industries, including construction, steel, industrial and oil and gas services, reduced demand from utility plants, effects of governmental fiscal and budgetary constraints, including the level of highway construction and infrastructure funding, the impact of tax reform, legislative impasses, economic and regulatory uncertainties under state governments and the United States Administration and Congress and inability to continue to maintain or increase prices for the Company’s products, including passing through increased costs of transportation; (ix) uncertainties of prices and regulations with respect to the Company’s Natural Gas Interests, including the absence of drilling activities on the Company’s O & G Properties, any risks the Company may experience with the operators of the wells drilled on the O & G Properties, inability to explore for new reserves, unitization of existing wells, declines in production rates and plugging and abandoning of existing wells; (x) ongoing and possible new regulations, investigations, enforcement actions and costs, legal expenses, penalties, fines, assessments, litigation, judgments and settlements, taxes and disruptions and limitations of operations, including those related to climate change and health and safety and those that could impact the Company’s ability to continue or renew its operating permits or successfully secure new permits in connection with its modernization and expansion and development projects; and (xi) other risks and uncertainties set forth in this Report or indicated from time to time in the Company’s filings with the Securities and Exchange Commission (the “SEC”), including the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

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

Revenues from our Lime and Limestone Operations decreased 4.7% in the third quarter 2018, compared to the third quarter 2017, and increased 0.1% for the first nine months 2018, compared to the first nine months 2017.  The decrease in revenues in the third quarter 2018 resulted from decreased sales volume of 4.5% for our lime and limestone products, principally from construction and environmental customers, offset in part by increased demand from our steel customers.  For the nine months ended September 30, 2018, increased demand from our steel customers was offset by decreased demand from our construction and environmental customers.  Demand from our construction customers was adversely impacted in the third quarter 2018 by sustained rains throughout the month of September in Texas, which have continued into October.  When construction demand rebounds, we expect to continue to face transportation challenges, including competition for trucks and drivers, in getting our lime and limestone products to our customers on a timely basis at competitive prices.  In the third quarter 2017, demand from our Houston area construction customers had been adversely impacted by Hurricane Harvey.  Demand from our environmental customers was down in the third quarter 2018, compared to the third quarter 2017, primarily due to the previously disclosed loss of a municipal water treatment account in the second quarter 2018.  We continue to feel the impact of competitive pressures that have resulted in the recent loss of the environmental account and a construction account.  Average prices realized for our lime and limestone products decreased 0.2% in the third quarter 2018, compared to the third quarter 2017.  Average prices realized for our lime and limestone products increased 0.3% in the first nine months 2018, compared to the first nine months 2017.

Our gross profit from Lime and Limestone Operations decreased by 26.2% and 11.8% in the third quarter 2018 and first nine months 2018, respectively, compared to the comparable 2017 periods.  The decreased gross profit from our Lime and Limestone Operations in the third quarter 2018, compared to the third quarter 2017, resulted primarily from the decreased revenues discussed above and increased stripping costs in the third quarter 2018, compared to the comparable 2017 period.  We do not anticipate the increased stripping costs to continue in the fourth quarter 2018.  The decreased gross profit from our Lime and Limestone Operations in the first nine months 2018, compared to the first nine months 2017, resulted primarily from increased stripping, fuel and transportation costs.

Revenues from our Natural Gas Interests increased 10.5% and 7.2% in the third quarter and first nine months 2018, respectively, compared to the comparable 2017 periods, resulting primarily from higher prices, partially offset by decreased production volumes resulting from the normal declines in production rates on our 39 existing natural gas wells.  Gross profit from our Natural Gas Interests increased 168.4% and 84.9% in the third quarter and first nine months 2018, respectively, compared to the third quarter and first nine months 2017, respectively, as a result of the increased revenues.

In the fourth quarter 2016, we began a modernization and expansion and development project at our St. Clair plant in Oklahoma, including construction of a new, more fuel-efficient vertical kiln and related plant improvements.  The total cost for the new kiln project is approximately $50 million, and we expect to be commissioning the kiln by the end of 2018.  We have spent $30.1 million on the project through the end of the third quarter 2018, and we anticipate that most of the balance will be spent in the fourth quarter 2018 and in 2019.

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

We paid regular quarterly cash dividends of $0.135 (13.5 cents) per share on our common stock in each of the first three quarters 2018.  On October 30, 2018, the Board of Directors declared a regular quarterly cash dividend of $0.135 (13.5 cents) per share on our common stock.  This dividend is payable on December 14, 2018 to shareholders of record at the close of business on November 23, 2018.

Liquidity and Capital Resources.

Net cash provided by operating activities was $31.8 million in the first nine months 2018, compared to $24.0 million in the comparable 2017 period, an increase of $7.9 million, or 32.9%.  Our net cash provided by operating activities is composed of net income, depreciation, depletion and amortization (“DD&A”), other non‑cash items included in net income and changes in working capital. In the first nine months 2018, net cash provided by operating activities was principally composed of $15.5 million net income, $13.0 million DD&A, $1.1 million stock‑based compensation and a $1.1 million increase in deferred income taxes. Changes in working capital in the first nine months 2018 included a $1.9 million increase in trade receivables, net, a decrease of $0.7 million in prepaid expenses and other current assets, a decrease of $0.4 million in inventories, net and an increase of $1.4 million in accounts payable, accrued expenses and other liabilities.  In the first nine months 2017, net cash provided by operating activities was principally composed of $15.6 million net income, $12.7 million DD&A and $1.1 million stock-based compensation, partially offset by a $1.2 million decrease in deferred income taxes.  Changes in working capital in the first nine months 2017 included a $1.5 million increase in trade receivables, net, an increase in inventories, net of $0.4 million, an increase in prepaid expenses and other current assets of $0.3 million and a decrease in accounts payable, accrued expenses and other liabilities of $2.0 million.  The increase in trade receivables, net in the first nine months 2018 resulted primarily from a greater portion of customer receivables from larger customers, who tend to have longer payment terms, at the end of the third quarter 2018, compared to the end of the fourth quarter 2017.  The increase in trade receivables, net in the first nine months 2017 resulted primarily from increased revenues in the third quarter 2017, compared to the fourth quarter 2016.  The increase in deferred income taxes in the first nine months 2018 is primarily because of the provision for 100% bonus depreciation contained in the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”) that applies to our qualified property acquired and placed in service in 2018.  This will result in depreciation for tax purposes significantly exceeding depreciation for book purposes.  In the comparable 2017 period, deferred income taxes decreased primarily because depreciation for book purposes exceeded tax depreciation.

We had $31.7 million in capital expenditures in the first nine months 2018, including $17.5 million on the St. Clair kiln project, compared to $14.5 million in the first nine months 2017, including $6.4 million on the St. Clair kiln project.  As of September 30, 2018, we had incurred a total of $33.5 million on the St. Clair kiln project, of which $30.1 million had been paid in cash.

Net cash used in financing activities was $2.4 million in each of the first nine months 2018 and 2017 and consisted primarily of cash dividends paid in each period.

Cash and cash equivalents decreased $1.8 million to $83.2 million at September 30, 2018, from $85.0 million at December 31, 2017.

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

We are not contractually committed to any planned capital expenditures until actual orders are placed for equipment.  As of September 30, 2018, we had approximately $4.6 million of commitments for open orders related to planned capital expenditures, including approximately $2.1 million related to the St. Clair kiln project.

As of September 30, 2018, we had no debt outstanding and no draws on the Revolving Facility other than $1.3 million of letters of credit, including $0.9 million related to the St. Clair kiln project, which count as draws against the available commitment under the Revolving Facility.  We believe that, absent a significant acquisition, cash on hand and cash flows from operations will be sufficient to meet our operating needs, ongoing capital needs, including current and possible modernization and expansion and development projects such as the kiln project at St. Clair, and liquidity needs and allow us to repurchase up to $7.2 million of our common stock remaining to be repurchased under our extended share repurchase program as well as pay regular cash dividends for the near future.

Results of Operations.

Revenues in the third quarter 2018 were $35.3 million, compared to $36.9 million in the third quarter 2017, a decrease of $1.7 million, or 4.5%.  Revenues from our Lime and Limestone Operations in the third quarter 2018 decreased $1.7 million, or 4.7%, to $34.7 million from $36.4 million in the third quarter 2017, while revenues from our Natural Gas Interests increased $53 thousand, or 10.5%, to $559 thousand in the third quarter 2018 from $506 thousand in the comparable prior year period.  In the first nine months 2018, revenues were $109.8 million, compared to $109.6 million in the comparable 2017 period, an increase of $0.2 million, or 0.2%.  Revenues from the Company’s Lime and Limestone Operations in the first nine months 2018 increased $0.1 million, or 0.1%, to $108.0 million from $107.9 million in the comparable 2017 period, and revenues from our Natural Gas Interests increased $0.1 million, or 7.2%, to $1.8 million from $1.7 million in the comparable prior year period.

As discussed above, the decrease in lime and limestone revenues in the third quarter 2018, compared to the third quarter 2017, resulted primarily from decreased sales volumes of our lime and limestone products, while lime and limestone revenues in the first nine months 2018 were up slightly, compared to the first nine months 2017.

Production volumes from our Natural Gas Interests in the third quarter 2018 totaled 123 thousand MCF, sold at an average price of $4.53 per MCF, compared to 137 thousand MCF, sold at an average price of $3.69 per MCF, in the third quarter 2017.  Production volumes in the first nine months 2018 from Natural Gas Interests totaled 380 thousand MCF, sold at an average price of $4.78 per MCF, compared to the first nine months 2017 when 425 thousand MCF was produced and sold at an average price of $3.98 per MCF.

Gross profit was $7.2 million in the third quarter 2018, compared to $9.6 million in the third quarter 2017, a decrease of $2.4 million, or 24.7%.  Gross profit in the first nine months 2018 was $23.9 million, a decrease of $2.8 million, or 10.4%, from $26.6 million in the first nine months 2017.

Gross profit from our Lime and Limestone Operations in the third quarter 2018 was $7.0 million, a decrease of $2.5 million, or 26.2%, from $9.5 million in the third quarter 2017.  Gross profit margin as a percentage of revenues from our Lime and Limestone Operations decreased in the third quarter 2018 to 20.1% from 26.0% in the third quarter

2017.  The decrease in gross profit and gross profit margin in the third quarter 2018, compared to the third quarter 2017, resulted primarily from the decrease in revenues discussed above and the increase in stripping costs.

Gross profit from our Lime and Limestone Operations in the first nine months 2018 was $23.1 million, a decrease of $3.1 million, or 11.8%, from $26.2 million for the comparable 2017 period.  Gross profit margin as a percentage of revenues from our Lime and Limestone Operations decreased to 21.4% in the first nine months 2018 from 24.3% in the comparable 2017 period.  The decreased gross profit and gross profit margin in the first nine months 2018, compared to the first nine months 2017, resulted primarily from increased stripping, fuel and transportation costs.

Gross profit from our Natural Gas Interests increased to $204 thousand and $758 thousand in the third quarter and first nine months 2018, respectively, from $76 thousand and $410 thousand in the comparable 2017 periods, respectively. The increased gross profit for our Natural Gas Interests resulted primarily from the increase in revenues discussed above.

Selling, general and administrative expenses (“SG&A”) were $2.8 million and $7.9 million in the third quarter and first nine months 2018, respectively, compared to $2.7 million and $7.6 million in the comparable 2017 periods, respectively.  As a percentage of revenues, SG&A was 7.9% and 7.2% in the third quarter and first nine months 2018, respectively, compared to 7.2% and 6.9% in the third quarter and first nine months 2017, respectively.

Interest expense was $66 thousand and $191 thousand in the third quarter and first nine months 2018, respectively, compared to $56 thousand and $174 thousand in the third quarter and first nine months 2017, respectively.  Interest and other income, net increased $0.2 million, or 89.7%, to $0.5 million in the third quarter 2018 from $0.3 million in the third quarter 2017.  Interest and other income, net increased $0.6 million, or 96.5%, to $1.3 million income in the first nine months 2018, from $0.7 million income in the first nine months 2017.  The increase in interest and other income, net resulted from higher average cash balances and higher average interest rate yields on our cash balances.

Income tax expense decreased to $0.3 million in the third quarter 2018, compared to $1.4 million in the third quarter 2017, a decrease of $1.2 million, or 80.4%.  Income tax expense decreased to $1.7 million in the first nine months 2018, compared to $4.0 million in the first nine months 2017, a decrease of $2.3 million, or 57.7%.  The decreases in income taxes in the third quarter and first nine months 2018 were primarily due to the impact of the 2017 Tax Act, which reduced the federal statutory income tax rate on corporations from 35% to 21% beginning in 2018. Our effective income tax rate for each of the 2018 and 2017 periods was reduced from the federal statutory rate primarily due to research and development tax credits associated with the ongoing construction of the St. Clair kiln project and statutory depletion, which is allowed for income tax purposes and is a permanent difference between net income for financial reporting purposes and taxable income.

Our net income was $4.6 million ($0.81 per share diluted) in the third quarter 2018, compared to net income of $5.7 million ($1.01 per share diluted) in the third quarter 2017, a decrease of $1.1 million, or 19.6%.  Net income in the first nine months 2018 was $15.5 million ($2.76 per share diluted), a decrease of $0.1 million, or 0.7%, compared to the first nine months 2017 net income of $15.6 million ($2.79 per share diluted).

ITEM 3:     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk.

We could be exposed to changes in interest rates, primarily as a result of floating interest rates on the Revolving Facility.  There was no outstanding balance on the Revolving Facility subject to interest rate risk at September 30, 2018.  Any future borrowings under the Revolving Facility would be subject to interest rate risk.  See Note 8 of Notes to Condensed Consolidated Financial Statements.

Foreign Exchange Risk.

At September 30, 2018, we had contracts related to the purchase and installation of equipment that require future payments totaling 2.9 million Euros.  We have entered into foreign exchange hedges fixing our U.S. Dollar liability at $3.5 million.  We could be exposed to changes in the Euro to U.S. Dollar exchange rate for obligations not effectively fixed by the hedges.  See Note 6 of Notes to Condensed Consolidated Financial Statements.

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

PART II.     OTHER INFORMATION

ITEM 2:     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In December 2015, we commenced a publicly announced share repurchase program to repurchase up to $10 million of our common stock.  On November 17, 2017, we announced a 12-month extension of the repurchase program through November 30, 2018 to repurchase up to the $7.2 million of our common stock remaining under the program.  We did not repurchase any shares pursuant to this program in the third quarter 2018.

ITEM 4:    MINE SAFETY DISCLOSURES

Under Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of SEC Regulation S‑K, each operator of a coal or other mine is required to include disclosures regarding certain mine safety results in its periodic reports filed with the SEC.  The operation of our quarries, underground mine and plants is subject to regulation by the federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977.  The required information regarding certain mining safety and health matters, broken down by mining complex, for the quarter ended September 30, 2018 is presented in Exhibit 95.1 to this Report.

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

UNITED STATES LIME & MINERALS, INC.

October 31, 2018	By:	/s/ Timothy W. Byrne
Timothy W. Byrne
President and Chief Executive Officer
(Principal Executive Officer)

October 31, 2018	By:	/s/ Michael L. Wiedemer
Michael L. Wiedemer
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)