Form 10-K
period 2018-12-31
UNITED STATES LIME & MINERALS INC
filed 2019-03-01
CIK 82020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000‑04197

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S‑T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment of this Form 10‑K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer ☒
Non-accelerated filer	☐	Smaller reporting company ☒
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

The aggregate market value of Common Stock held by non‑affiliates computed as of the last business day of the Registrant’s quarter ended June 30, 2018: $171,731,806.

Number of shares of Common Stock outstanding as of February 28, 2019: 5,609,981.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the Registrant’s definitive Proxy Statement to be filed for its 2019 Annual Meeting of Shareholders. Part IV incorporates certain exhibits by reference from the Registrant’s previous filings.

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

Lime and Limestone Operations.

Business and Products.  The Company, through its Lime and Limestone Operations, is a manufacturer of lime and limestone products, supplying primarily the construction (including highway, road and building contractors), industrial (including paper and glass manufacturers), environmental (including municipal sanitation and water treatment facilities and flue gas treatment processes), metals (including steel producers), oil and gas services, roof shingle manufacturers and agriculture (including poultry and cattle feed producers) industries. The Company is headquartered in Dallas, Texas and operates lime and limestone plants and distribution facilities in Arkansas, Colorado, Louisiana, Oklahoma and Texas through its wholly owned subsidiaries, Arkansas Lime Company, Colorado Lime Company, Texas Lime Company, U.S. Lime Company, U.S. Lime Company—Shreveport, U.S. Lime Company—St. Clair and U.S. Lime Company—Transportation.

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

Product Sales.  In 2018, the Company sold almost all of its lime and limestone products in the states of Arkansas, Arizona, Colorado, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Mississippi, Missouri, New Mexico, Oklahoma, Tennessee and Texas. Sales were made primarily by the Company’s nine sales employees who call on current and potential customers and solicit orders, which are generally made on a purchase‑order basis. The Company also receives orders in response to bids that it prepares and submits to current and potential customers.

Principal customers for the Company’s lime and limestone products are construction customers (including highway, road and building contractors), industrial customers (including paper manufacturers and glass manufacturers), environmental customers (including municipal sanitation and water treatment facilities and flue gas treatment processes), metals producers (including steel producers), oil and gas services companies, roof shingle manufacturers and poultry and cattle feed producers. During 2018, the strongest sales for the Company’s lime and limestone products was from construction customers, industrial customers, environmental customers, metals producers, oil and gas services companies and roof shingle manufacturers.

Approximately 600 customers accounted for the Company’s sales of lime and limestone products during 2018. No single customer accounted for more than 10% of such sales. The Company is generally not subject to significant customer demand and credit risks as its customers are considerably diversified as to geographic location and industry concentration. However, given the nature of the lime and limestone industry, the Company’s profits are very sensitive to changes in sales volume and prices.

Lime and limestone products are transported by truck and rail to customers generally within a radius of 400 miles of each of the Company’s plants. All of the Company’s 2018 sales were made within the United States.

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

Texas Lime operates a quarry, located on approximately 4,100 acres of land, including 640 acres of land contiguous to our existing property acquired in 2018, that contains known high‑quality limestone reserves in a bed averaging 28 feet in thickness, with an overburden that ranges from 0 to 50 feet. Texas Lime also has mineral interests in approximately 330 acres of land adjacent to the northwest boundary of its property. The Texas Lime reserves, as of December 31, 2018, were approximately 30 million tons of proven recoverable reserves plus approximately 78 million tons of probable recoverable reserves. Assuming the current level of production and recovery rate is maintained, the Company estimates that these reserves are sufficient to sustain operations for more than 70 years.

Arkansas Lime operates two quarries and has hydrated lime and limestone production facilities on a second site linked to the quarries by its own railroad. The quarries cover approximately 1,050 acres of land located in Independence County, Arkansas containing a known deposit of high‑quality limestone reserves (the “Batesville Quarry”). The average thickness of the high‑quality limestone bed is approximately 60 feet, with an average overburden thickness of approximately 30 feet. The reserves for the Batesville Quarry, as of December 31, 2018, were approximately 9 million tons of proven recoverable reserves.  In 2005, the Company acquired approximately 2,500 acres of land in nearby Izard County, Arkansas (the “Love Hollow Quarry”). The high‑quality reserves on these 2,500 acres, as of December 31, 2018, were approximately 76 million tons of probable recoverable reserves. The Company continues to assess the costs required to improve the transportation infrastructure between the Love Hollow Quarry and Arkansas Lime’s production facilities and other development costs to prepare the Love Hollow Quarry for mining. Assuming the current level of production and recovery rate is maintained, the Company estimates that its total reserves in Arkansas are sufficient to sustain operations for more than 60 years.

St. Clair operates an underground mine and has hydrated lime and limestone production facilities located on approximately 1,400 acres that it owns containing high‑quality limestone reserves, which includes approximately 540 acres of land acquired in 2018. The reserves, as of December 31, 2018, were approximately 12 million tons of probable recoverable reserves on 410 acres. Assuming the current level of production and recovery rate is maintained, the Company estimates that the probable recoverable reserves are sufficient to sustain operations for approximately 30 years. In addition, St. Clair also has the right to mine the high‑quality limestone contained in approximately 1,330 adjacent acres pursuant to long‑term mineral leases. The Company has not conducted a drilling program to identify and categorize reserves on the 1,330 leased acres.

During 2018, the Company produced approximately 3 million tons of limestone from its quarries and mine.

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

Quarrying and Mining.  The Company extracts limestone by the open‑pit method at its Texas and Arkansas quarries. The Monarch Pass Quarry is also an open‑pit quarry but is not being mined at this time. The open‑pit method consists of removing any overburden comprising soil and other substances, including inferior limestone, and then extracting the exposed high‑quality limestone. The Company removes such overburden by utilizing both its own employees and equipment and those of outside contractors. Open‑pit mining is generally less expensive than underground mining. The principal disadvantage of the open‑pit method is that operations are subject to inclement weather and overburden removal. The limestone is extracted by drilling and blasting, utilizing standard mining equipment. At its St. Clair underground mine, the Company mines limestone using room and pillar mining.  We have no knowledge of any recent changes in the physical quarrying or mining conditions on any of our properties that have materially affected quarrying or mining operations.

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

The St. Clair plant currently has an annual capacity of approximately 180 thousand tons of quicklime from two rotary kilns, one of which is not a preheater kiln. The plant also has PLS equipment, which has the capacity to produce approximately 150 thousand tons of PLS annually. Beginning in the fourth quarter 2016, the Company began construction of a new, more fuel-efficient vertical kiln that will replace the non‑preheater kiln and is expected to add approximately 70 thousand net tons of annual capacity of quicklime production. The new kiln is continuing to go through commissioning and is expected to start up around the end of the first quarter 2019. We will begin to depreciate the new kiln and related equipment when they consistently produce commercially saleable quicklime.

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

Colorado Lime operates a limestone grinding and bagging facility with an annual capacity of approximately 125 thousand tons, located on approximately three and one‑half acres of land in Delta, Colorado, and a limestone drying, grinding and bagging facility, with an annual capacity of approximately 40 thousand tons, located on eight acres of land in Salida, Colorado. The Salida property is leased from the Union Pacific Railroad for a five‑year term ending June 2019, and we do not anticipate renewing the lease.

During 2018, the Company’s utilization rate was approximately 63% of its aggregate approximate annual production capacity for the plants in its Lime and Limestone Operations.

U.S. Lime Company (“US Lime”) uses quicklime to produce lime slurry and has three Houston area facilities, including a distribution terminal connected to a railroad southwest of Houston, Texas, to serve the Greater Houston area construction market and three facilities to serve the Dallas‑Ft. Worth Metroplex. The Company established U.S. Lime Company—Transportation (“Transportation”) to deliver the Company’s products to its customers and facilities primarily in the Dallas‑Ft. Worth Metroplex. In December 2014, US Lime acquired the land and buildings, and Transportation acquired the trucks, trailers and other equipment, owned by a Houston, Texas trucking company operation that had exclusively delivered the Company’s products to its customers and slurry facilities. The land purchased included the site leased for one of US Lime’s Houston slurry facility. In December 2017, Transportation sold its trucks in Houston, Texas for approximately their net book value and entered into a dedicated transportation services agreement with a third-party carrier to deliver the Company’s products to its customers and slurry facilities in the Houston metropolitan area.

U.S. Lime Company — Shreveport operates a distribution terminal in Shreveport, Louisiana, which is connected to a railroad, to provide lime storage, hydrating, slurrying and distribution capacity to service markets in Louisiana and East Texas.

The Company believes that its plants and facilities are adequately maintained and insured.

Employees.  At December 31, 2018, the Company employed 287 persons and is a party to two collective bargaining agreements. The collective bargaining agreement for the Texas facilities expires November 2020.  The collective bargaining agreement for the Arkansas facilities expires in January 2023. Overall, the Company believes that its employee relations are good.

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

Lime producers tend to be concentrated on known high‑quality limestone formations where competition takes place principally on a regional basis.  While the steel industry and environmental‑related users, including utility plants, are the largest market sectors, the lime industry also counts chemical users and other industrial users, including paper manufacturers, oil and gas services and highway, road and building contractors, among its major customers.

In recent years, the lime industry has experienced reduced demand from certain industries as they experience cyclical or secular downturns.  For example, demand from our steel and oil and gas services customers tends to vary with the demand for their products and services, which has continued to be cyclical.  In addition, utility plants are continuing to use more natural gas and renewable sources for power generation instead of coal, which reduces their demand for lime and limestone for flue gas treatment processes.  These reductions in demand have resulted in increased competitive pressures, including pricing and competition for certain customer accounts, in the industry.

Consolidation in the lime industry has left the three largest companies accounting for more than two‑thirds of North American production capacity. In addition to the consolidations, and often in conjunction with them, many lime producers have undergone modernization and expansion and development projects to upgrade their processing equipment in an effort to improve operating efficiency.  The Company believes that its Texas and Arkansas modernization and expansion projects, and the recent construction of a new more fuel-efficient vertical kiln at its St. Clair operations in Oklahoma, along with its lime slurry operations in Texas, should allow the Company to continue to remain competitive, protect its markets and position itself for the future. In addition, the Company will continue to evaluate internal and external opportunities for expansion, growth and increased profitability, as conditions warrant, or opportunities arise. The Company may have to revise its strategy or otherwise find ways to enhance the value of the Company, including entering into strategic partnerships, mergers or other transactions.

Impact of Environmental Laws.  The Company owns or controls large areas of land on which it operates limestone quarries, an underground mine, lime plants and other facilities with inherent environmental responsibilities, compliance costs and liabilities.  These include maintenance and operating costs for pollution control equipment, the cost of ongoing monitoring programs, the cost of reclamation efforts and other similar environmental costs and liabilities.

The Company’s operations are subject to various federal, state and local laws and regulations relating to the environment, health and safety and other regulatory matters, including the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act and analogous state laws. (“Environmental Laws”).  These Environmental Laws grant the United States Environmental Protection Agency (the “EPA”) and state governmental agencies the authority to promulgate and enforce regulations that could result in substantial expenditures on pollution control, waste management, permitting and compliance activities. Many Environmental Laws also authorize private citizens and interest groups to file lawsuits in court to enforce alleged violations.  The failure to comply with Environmental Laws may result in administrative and civil penalties, injunctive relief and criminal prosecution.  The Company has not been named as a potentially responsible party in any federal superfund cleanup site or state-led cleanup site.

The rate of change of Environmental Laws continues to be rapid, and compliance can require significant expenditures.  For example, the Clean Air Act required the Company’s lime plants to obtain Title V operating permits that have significant ongoing compliance costs.  In addition to the Title V permits, other environmental operating permits are required for the Company’s operations, and such permits are subject to modification during the permit renewal process and, in rare instances, could be revoked.  Over time, EPA has increased the stringency of the National Ambient Air Quality Standards (“NAAQS”) under the Clean Air Act.

The EPA has lowered ozone standards and reclassified areas where State Implementation Plans (the “SIPs”) exist.   In October 2015, the EPA issued a final rule lowering the ground-level ozone NAAQS to 70 parts per billion, and in 2018 initiated rulemaking to revise the SIPs.  This rulemaking could increase the cost of future plant modifications or expansions, increase compliance costs and have a material adverse effect on the Company’s financial condition, results of operations, cash flows and competitive position.

EPA regulations require large emitters of greenhouse gases, including the Company’s plants, to collect and report greenhouse gas emissions data.  The EPA has previously indicated that it will use the data collected through the greenhouse gas reporting rules to decide whether to promulgate future greenhouse gas emission limits. The EPA and delegated states also regulate greenhouse gas emissions under the New Source Review permitting and Federal Operating Permit programs for facilities that are otherwise subject to permitting based on their emissions of conventional, non-greenhouse gas pollutants. Thus, any new facilities or major modifications to existing facilities that exceed the federal New Source Review emission thresholds for conventional pollutants may be required to use “best available control technology” and energy efficiency measures to minimize greenhouse gas emissions.

Although the timing and impact of climate change legislation and of regulations limiting greenhouse gas emissions are uncertain, the consequences of such legislation and regulation are potentially significant for the Company because the production of CO2 is inherent in the manufacture of lime through the calcination of limestone and combustion of fossil fuels.  Future greenhouse gas rulemaking could affect New Source Review permitting and, thereby, increase the time and costs of plant upgrades and expansions.  The passage of climate change legislation, and other regulatory initiatives by the Congress, the states or the EPA that restrict or tax emissions of greenhouse gases, could also adversely affect the Company.  There is no assurance that changes in the law or regulations will not be adopted, such as the imposition of a carbon tax, a cap-and-trade program requiring the Company to purchase carbon credits or other measures that would require reductions in emissions or changes to raw materials, fuel use or production rates.  Such changes, if adopted, could have a material adverse effect on the Company’s financial condition, results of operations, cash flows and competitive position.

In addition to regulation, several court cases have been filed and decisions issued that may increase the risk of claims being filed by third parties against companies for their greenhouse gas emissions.  Such cases may seek to challenge air permits, to force reductions in greenhouse gas emissions or to recover damages for alleged climate change impacts to the environment, people and property.

The lime industry is currently undergoing a revision to an EPA rulemaking process pursuant to a federal regulation that regulates air emissions by establishing national standards that meet the maximum achievable control technology (“MACT”) within the industry.  Also known as the “Lime MACT,” this rule is the second revision to the initial Lime MACT promulgated on January 5, 2004. It is expected that the rulemaking process may take 1-2 years before any new EPA standards would take effect.  Changes in the Lime MACT could have a material adverse effect on the Company’s financial condition, results of operations, cash flows and competitive position.

The Company also holds permits for process water and storm water discharges.  Any failure to comply with these permits could result in fines or other penalties.  Material changes to the terms of these permits in the future could also increase compliance costs.

The manufacturing of lime and hydrated lime requires significant volumes of fresh water.  The Company operates multiple groundwater wells to provide water to its plants.  Groundwater pumping is subject to increased regulation, and in some areas the Company is required to obtain permits from groundwater conservation districts in order to pump groundwater.  Any failure to comply with these permits could result in fines or other penalties.

The Company incurred capital expenditures related to environmental matters of approximately $1.2 million, $0.4 million and $0.5 million in 2018, 2017 and 2016, respectively. The Company’s recurring costs associated with managing environmental permitting and waste recycling and disposal (e.g., used oil and lubricants) and maintaining pollution control equipment amounted to approximately $0.6 million, $0.7 million and $0.9 million in 2018, 2017 and 2016, respectively.

The Company recognizes legal reclamation and remediation obligations associated with the retirement of long‑lived assets at their fair value at the time the obligations are incurred (“Asset Retirement Obligations” or “AROs”). Over time, the liability for AROs is recorded at its present value each period through accretion expense, and the capitalized cost is amortized over the useful life of the related asset. Upon settlement of the liability, the Company either settles the ARO for its recorded amount or recognizes a gain or loss. AROs are estimated based on studies and the Company’s process knowledge and estimates and are discounted using an appropriate interest rate. The AROs are adjusted when further information warrants an adjustment. The Company believes its accrual of $1.5 million for AROs at December 31, 2018 is reasonable.

Map of United States Lime & Minerals, Inc. Operations/Interests.

U.S. Lime & Minerals, Inc. Operations/Interests

CO
KS
MO
NM
OK
AR
MS
TX
LA
★ United States Lime & Minerals, Inc.
● Texas Lime Company
⬟ Arkansas Lime Company
■ U.S. Lime Company – St. Clair
▲ Colorado Lime Company
○ U.S. Lime Company and U.S. Lime Company - Transportation
◆ U.S. Lime Company – Shreveport
▼ U.S. Lime – O & G LLC

Natural Gas Interests.

Interests.  The Company, through its wholly owned subsidiary, U.S. Lime Company — O & G, LLC (“U.S. Lime O & G”), has royalty interests ranging from 15.4% to 20% and a 20% non-operated working interest with respect to oil and gas rights on the Company’s approximately 3,800 acres of land located in Johnson County, Texas, in the Barnett Shale Formation. These interests are derived from the Company’s May 2004 oil and gas lease agreement (the “O & G Lease”) with EOG Resources, Inc. (“EOG”) with respect to oil and gas rights on its Texas Lime property that will continue on currently producing wells so long as EOG, or its successors or assigns, is producing natural gas from such wells as set forth in the O & G Lease. Affiliated companies of Enervest, Ltd. have purchased EOG’s interests in the O & G Lease, and an affiliate of Enervest, Ltd. is now the successor operator of the wells drilled under the O & G Lease.

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

In November 2006, through U.S. Lime O & G, the Company entered into a drillsite and production facility lease agreement and subsurface easement (the “Drillsite Agreement”) with XTO Energy Inc. (“XTO”), which has an oil and gas lease covering approximately 538 acres of land contiguous to the Company’s Johnson County, Texas property. Pursuant to the Drillsite Agreement, the Company receives a 3% royalty interest and a 12.5% non-operated working interest, resulting in a 12.4% revenue interest, in the six XTO wells drilled from a padsite located on the Company’s property.

U.S. Lime O & G has no direct employees and is not the operator of any wells drilled on the properties subject to either the O & G Lease or the Drillsite Agreement (the “O & G Properties”). The only decision that the Company has the right to make is whether to participate as a non-operated working interest owner and pay its proportionate share of the costs of drilling, completing, working over and operating a well.

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

Oil and gas development and production operations are subject to various types of regulation at the federal, state and local levels that may impact the Company’s royalty and non-operated working interests. Such regulation includes:

•	requiring permits for the drilling of wells;
•	numerous federal and state safety requirements;
•	environmental requirements;
•	property taxes and severance taxes; and
•	specific state and federal income tax provisions.

The Texas Commission on Environmental Quality has adopted regulations limiting air emissions from oil and natural gas production in the Barnett Shale, where the O & G Properties are located. The EPA has adopted greenhouse gas monitoring and reporting regulations applicable to the petroleum and natural gas industry. The EPA has indicated that it will use data collected through the reporting rules to decide whether to promulgate future greenhouse gas emission limits. Future changes to greenhouse gas regulations could affect the relative competitiveness of, and therefore the demand for, natural gas and other fossil fuels.

Hydraulic fracturing is a technique used to produce oil and natural gas from shale, including the Barnett Shale Formation.  The drilling on the Company’s O & G Properties has involved hydraulic fracturing.  EPA regulations require owners and operators of newly hydraulically fractured wells to use so-called “green completion” technology to reduce methane and volatile organic compound emissions during completion activities.  EPA regulations also include standards for the reduction of methane, volatile organic compounds, and other emissions from new and existing sources in the oil and gas sector.  New laws or regulations affecting hydraulic fracturing could adversely affect the cost of drilling and production from the O & G Properties.

Customers and Pricing.  The pricing of natural gas sales is primarily determined by supply and demand in the marketplace and can fluctuate considerably. As the Company is not the operator of the wells drilled on the O & G Properties, it has limited access to timely information, involvement and operational control over the volumes of natural gas produced and sold and the terms and conditions, including price, on which such volumes are marketed and sold, all of which is controlled by the operators. Although the Company has the right to take its portion of natural gas production in kind, it currently has elected to have its natural gas production marketed and sold by the operators.

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

Production Activity.  The number of gross and net producing wells and production activity for the years ended December 31, 2018, 2017 and 2016 are as follows:

	2018		2017		2016
	Gross	Net(2)	Gross	Net(2)	Gross	Net(2)
Producing wells(1)
O & G Lease	33	6.6	33	6.6	33	6.6
Drillsite Agreement	6	0.8	6	0.8	6	0.8
Total	39	7.4	39	7.4	39	7.4
Natural gas production volume (BCF)	0.5		0.6		0.6
Average sales price per MCF(3)	$5.02		$3.99		$3.35
Total cost of revenues per MCF(4)	$3.01		$2.69		$3.25

(1)	Although a total of 34 wells have been drilled under the O & G Lease, one well ceased production in 2011 and has been plugged and abandoned.
(2)

The number of net wells is required to be calculated based on the Company’s non-operated working interests percentages multiplied by the number of gross wells and does not consider the Company’s royalty interests percentages in each well.

(3)	Average sales price per MCF includes sales prices of natural gas liquids contained in the natural gas.
(4)	Includes taxes other than income taxes.

Delivery Commitments.  There are no delivery commitments for the Company’s natural gas production to which U.S. Lime O & G is a party.

Internal Controls Over Reserve Estimates.  The Company’s policies regarding internal controls over the recording of reserve estimates require reserves to be in compliance with the SEC definitions and guidance and prepared in accordance with generally accepted petroleum engineering principles. In 2018 and 2017, the Company retained LaRoche Petroleum Consultants, Ltd., independent third-party petroleum engineers, to perform appraisals of 100% of its proved reserves in compliance with these standards.  In 2016, the Company retained DeGolyer and MacNaughton, independent third‑party petroleum engineers, to perform appraisals of 100% of its proved reserves in compliance with these standards.

Reserves.  The following table reflects the proved developed, proved undeveloped and total proved reserves (all of which are located in Johnson County, Texas), future estimated net revenues and standardized measure at December 31, 2018, 2017 and 2016. The reserves and future estimated net revenues are based on the reports prepared by LaRoche Petroleum Consultants, Ltd. as of December 31, 2018 and 2017 and DeGolyer and MacNaughton as of December 31, 2016. Proved developed reserves included 39 producing wells at each of December 31, 2018, 2017 and

2016, respectively. The Company’s proved reserves have not been filed with, or included in, any reports to any federal agency, other than those filed with the SEC.

	2018(2)			2017(2)			2016(2)
	Developed	Undeveloped	Total	Developed	Undeveloped	Total	Developed	Undeveloped	Total
Proved natural gas reserves (BCF)	3.9	—	3.9	4.6	—	4.6	3.9	—	3.9
Proved natural gas liquids and condensate reserves (MMBBLS)	0.6	—	0.6	0.7	—	0.7	0.5	—	0.5
Future estimated net revenues (in thousands)	$15,664	$—	$15,664	$15,616	$—	$15,616	$9,506	$—	$9,506
Standardized measure(1) (in thousands)	$6,490	$—	$6,490	$6,576	$—	$6,576	$4,197	$—	$4,197

(1)

This present value data should not be construed as representative of fair market value, since such data is based upon projected cash flows, which do not provide for escalation or reduction of natural gas or natural gas liquids prices or for escalation or reduction of expenses and capital costs.

(2)

The reserve estimates as of December 31, 2018, 2017 and 2016 utilized 12‑month average pricing, as required by accounting principles generally accepted in the United States of America, of $2.82, $2.81 and $2.65 per MCF of natural gas and $25.57, $20.23 and $16.61 per BBL of natural gas liquids, respectively.

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

“Working interest” means a real property interest entitling the owner to receive a specified percentage of the proceeds of the sale of oil and natural gas production or a percentage of the production but requires the owner of the working interest to bear the cost to explore for, develop and produce such oil and natural gas.

ITEM 1A.  RISK FACTORS.

General.

Both of our business segments are affected by general economic and regulatory conditions in the U.S. and specific economic and regulatory conditions in particular industries.

General and industry specific economic conditions in the United States have reduced demand for our lime and limestone products.  Specifically, demand from our utility customers has decreased due to the continuing trend in the United States to retire coal-fired utility plants.  In the past, our steel and oil and gas services customers have reduced their purchase volumes, at times, due to cyclical economic conditions in their industries.  The overall reduction in demand for lime and limestone products has also resulted in increased competitive pressures, including pricing pressure and competition for certain customer accounts, from other lime producers.

We are also in a period of regulatory uncertainty. While various actions and proposals by the current Administration and Congress to reduce regulations in certain respects or as to certain industries, to increase infrastructure spending, to permit increased oil and gas drilling, to increase the use of coal, to stimulate steel and other manufacturing and to protect U.S. markets, as well as the impact of corporate tax reforms, may increase U.S. economic activity and the demand for our lime and limestone products, there can be no assurance that such results will be achieved or that they will benefit us or our customers. In addition, depending on the outcome and effects of such proposals, a variety of factors, including uncertainty with respect to governmental budgetary constraints, legislative impasses, extended government shutdowns, trade wars, tariffs and increased inflationary pressures, could have a material adverse effect on our financial condition, results of operations, cash flows and competitive position that, on balance, may offset some or all of the benefits to us and our customers from the otherwise favorable regulatory changes.

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

We may be adversely affected by any disruption in, or failure of, our information technology systems, including due to cyber-security risks and incidents.

We rely upon the capacity, reliability and security of our information technology (“IT”) systems for our manufacturing, sales, financial and administrative functions. We also face the challenge of supporting our IT systems and implementing upgrades when necessary, including the prompt detection and remediation of any cyber-security breaches.

Our IT systems security measures are focused on the prevention, detection and remediation of damage from computer viruses, natural disasters, unauthorized access, cyber‑attack and other similar disruptions. However, our IT systems protection measures may not be successful in preventing unauthorized access, intrusion and damage. Threats to our systems can derive from human error, fraud or malice on the part of employees or third parties or may result from technological failure.  Any failure, accident or security breach involving our IT systems could result in disruption to our operations. A material breach in the security of our IT systems could negatively impact our manufacturing operations, sales or financial and administrative functions, or result in the compromise of personal information of our employees, customers or suppliers. To the extent any such failure, accident or security breach results in disruption to our operations or sales or loss or disclosure of, or damage to, our data or confidential information, our costs could increase, and our reputation, business, results of operations and financial condition could be materially adversely affected. Additionally, should we experience a cyber-security event, we may incur substantial costs, including remediation costs, such as liability for stolen assets or information, repairs of system damage, legal costs and costs associated with regulatory actions.

Lime and Limestone Operations.

In the normal course of our Lime and Limestone Operations, we face various business and financial risks that could have a material adverse effect on our financial position, results of operations, cash flows and competitive position. Not all risks are foreseeable or within our ability to control.

These risks arise from various factors, including, but not limited to, fluctuating demand and prices for our lime and limestone products, including as a result of downturns in the economy and in the construction, industrial, steel and oil and gas services industries, and reduced demand from coal-fired utility plants, increased competitive pressures from other lime producers, changes in legislation and regulations, including Environmental Laws, health and safety regulations and requirements to renew or obtain operating permits, our ability to produce and store quantities of lime and limestone products sufficient in amount and quality to meet customer demands and specifications, the success of our modernization, expansion and development strategies, the uncertainty of the product output from the vertical kiln technology being deployed at the St. Clair facility, including our ability to sell our increased lime capacity at acceptable prices, our ability to execute our strategies and complete projects on time and within budget, our ability to integrate, refurbish and/or improve acquired facilities, our access to capital, volatile costs, especially fuel, electricity, transportation and freight costs, inclement weather and the effects of seasonal trends.

We receive most of our coal and petroleum coke by rail, so the availability of sufficient solid fuels to run our plants could be diminished significantly in the event of major rail disruptions. Domestic coal and petroleum coke may also be exported, which can increase competition and prices for the domestic supply. In addition, our freight costs to deliver our lime and limestone products are high relative to the value of our products, and they have generally increased in recent years. Our costs for delivery of solid fuels, as well as our products, also increase as demand for rail and trucking by other industries increases, and revised Department of Transportation rules have reduced the availability of trucks, truck drivers and rail cars to deliver solid fuels to our plants and deliver our products to our customers. If we are unable to continue to pass along our variable coal, petroleum coke, diesel, natural gas, electricity, transportation and freight costs to our customers through higher prices or surcharges, our financial condition, results of operations, cash flows and competitive position could be materially adversely affected.

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

Governmental fiscal and budgetary constraints, legislative impasses, and extended government shutdowns have in the past, and may in the future, adversely impact our financial condition and results of operations in various ways.

Governmental fiscal and budgetary constraints, legislative impasses and extended government shutdowns may adversely impact our financial condition and results of operations in various ways, including possibly reduced highway construction and infrastructure funding by federal, state and local governmental agencies, which could reduce demand for our lime and limestone products from our construction customers.

Our mining and other operations are subject to operating risks that are beyond our control, which could result in materially increased operating expenses and decreased production and shipment levels that could materially adversely affect our Lime and Limestone Operations and their profitability.

We mine limestone in open pit and underground mining operations and process and distribute that limestone through our plants and other facilities. Certain factors beyond our control could disrupt our operations, adversely affect production and shipments and increase our operating costs, all of which could have a material adverse effect on our results of operations.  These include geological formation problems that may cause poor mining conditions, variability of chemical or physical properties of our limestone, an accident or other major incident at a site that may cause all or part of our operations to cease for some period of time and increase our expenses, mining, processing and plant equipment failures and unexpected maintenance problems that may cause disruptions and added expenses, strikes, job actions or other work stoppages that may disrupt our operations or those of our suppliers, contractors or customers and increase our expenses, and adverse weather conditions and natural disasters, such as hurricanes, heavy rains, flooding, ice storms, freezing weather, drought and other natural events, that may affect operations, transportation or customers.

If any of these conditions or events occur, our operations may be disrupted, we could experience a delay or halt of production or shipments, our operating costs could increase significantly, and we could be exposed to fines, penalties, assessments and other liabilities. If our insurance coverage is limited or excludes a given condition or event, we may not be able to recover in full the losses that we may incur as a result of such conditions or events, some of which may be substantial.

We incur environmental compliance costs and liabilities, including capital, maintenance and operating costs, with respect to pollution control equipment, the cost of ongoing monitoring programs, the cost of reclamation and remediation efforts and other similar costs and liabilities relating to our compliance with Environmental Laws.  We expect these costs and liabilities to continue or increase, including possible new costs, taxes and limitations on operations, including regulation of greenhouse gas emissions.  Similar environmental costs and liabilities may also be faced by some of our customers.

The rate of change of Environmental Laws has been rapid over the last decade, and we may face possible new uncertainties, costs and liabilities, taxes and limitations on operations, including those related to climate change initiatives.  Even with the current period of regulatory uncertainty that could result in deregulation in certain areas, we expect our expenditure requirements for future environmental compliance, including complying with nitrogen dioxide, sulfur dioxide, ozone and particulate matter emission limitations under the NAAQS and regulation of greenhouse gas emissions, to continue or increase.  Discovery of currently unknown conditions and unforeseen costs and liabilities could require additional expenditures.

The regulation of greenhouse gas emissions remains an issue for the Company and some of its customers. There is no assurance that changes in the law or regulations will not be adopted, such as the imposition of a carbon tax, a cap-and-trade program requiring companies to purchase carbon credits, or other measures that would require reductions in emissions or changes to raw materials, fuel use or production rates.  These changes, if adopted, could have a material adverse effect on the Company’s financial condition, results of operations, cash flows and competitive position.  More stringent regulation of greenhouse gas emissions could also adversely affect the competitiveness of some of the Company’s customers, including coal-fired power plants, and indirectly the demand for our lime and limestone products.  For example, our utility customers are continuing to switch from coal to natural gas or renewable sources for power generation for environmental regulatory as well as cost reasons, thus reducing demand for our lime and limestone products for flue gas treatment processes.

We intend to comply with all Environmental Laws and believe our accrual for environmental costs and liabilities at December 31, 2018 is reasonable. Because many of the requirements are subjective and therefore not quantifiable or presently determinable, or may be affected by additional legislation and rulemaking, including those related to climate change and greenhouse gas emissions, there is no assurance or certainty that we will be able to successfully secure new permits in connection with our future modernization and expansion and development projects, and it is not possible to accurately predict the aggregate future costs and liabilities relating to environmental compliance and their effect on our financial condition, results of operations, cash flows and competitive position.

To maintain our competitive position, we may need to continue to increase the efficiency of our operations and expand production capacity, obtain financing for any such projects and acquisitions at reasonable interest rates and acceptable terms and sell any resulting increased production at acceptable prices.

We are currently completing our new kiln project at St. Clair. We may in the future undertake additional modernization and expansion and development projects and acquisitions. Such projects and acquisitions may require that we incur additional debt, which may not be available to us at all or at reasonable interest rates or on acceptable terms. Given current and projected demand for lime and limestone products, we cannot guarantee that any such project or acquisition would be successful, that we would be able to sell any resulting increased production at acceptable prices or that any such sales would be profitable.

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

Our competitors are predominately large private companies. The primary competitive factors in the lime industry are price, quality, ability to meet customer demands and specifications, proximity to customers, personal relationships and timeliness of deliveries, with varying emphasis on these factors depending upon the specific product application. To the extent that one or more of our competitors becomes more successful with respect to any key competitive factor, we may find it difficult to increase or maintain our prices or to retain certain customer accounts, and our financial condition, results of operations, cash flows and competitive position could be materially adversely affected.

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

Various factors that are beyond our control will affect the demand for, and prices of, natural gas and natural gas liquids. The natural gas industry is cyclical in nature and tends to reflect general economic and gas supply and demand conditions. Recent technological advances, such as hydraulic fracturing, have enabled the industry to access additional reserves and have greatly increased the current supply of natural gas and natural gas liquids in the United States and elsewhere, generally resulting in lower natural gas and natural gas liquids prices. Lower natural gas and natural gas liquids prices may reduce the amount of natural gas and natural gas liquids that is economical for our operators to produce on the O & G Properties or cause them to shut in wells for extended periods of time or to plug and abandon wells. Reduced prices and production could further reduce our revenues and cash flows from our Natural Gas Interests, while at the same time also increasing the rate at which we record non-cash depletion expense on our wells, and thus could have an adverse effect on our gross profit from our Natural Gas Interests.

We do not control production operations on the O & G Properties, which could impact our Natural Gas Interests.

As the owner of royalty and non‑operated working interests, our ability to influence production from the O & G Properties is severely limited. All decisions related to production on the O & G Properties will be made by the operators and may be influenced by factors beyond our control, including but not limited to natural gas and natural gas liquids prices, pipeline capacities, interest rates, budgetary considerations and general industry and economic conditions.

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

The Natural Gas Interests gross profit that comes from our non-operated working interests, and to a lesser extent our royalty interests, is directly affected by increases in production and other costs, including depletion expense, as well as unitizations of existing wells. Some of these costs are outside of our control, including production costs, costs of regulatory compliance and severance and other similar taxes. Other expenditures are dictated by business necessity, such as working over existing wells to increase recovery rates.

Governmental policies, laws and regulations could have an adverse impact on the O & G Properties and our natural gas business.

The O & G Properties and our natural gas business are subject to complex federal, state and local laws and regulations relating to the oil and gas industry, as well as regulations relating to health and safety matters. Future developments regarding the regulation of the oil and gas industry are difficult to predict. Both current and potential future changes to laws and regulations can have an adverse impact on the costs and amount of our production.

Environmental costs and liabilities and changing environmental regulation associated with the O & G Properties could adversely affect our gross profit from our Natural Gas Interests.

As with other companies engaged in the ownership and production of oil and gas, we expect to have some risk of exposure to environmental costs and liabilities. The costs and liabilities associated with environmental compliance or remediation could reduce the gross profit we would receive from our Natural Gas Interests.  The O & G Properties continue to be subject to extensive federal, state and local regulatory requirements relating to environmental affairs, health and safety and waste management.

Any increased regulation of natural gas production could increase our production costs on the O & G Properties and adversely affect our gross profit from our Natural Gas Interests. Third parties could also pursue legal actions to enforce compliance or assert claims for damages. Further, under certain environmental laws and regulations, the operators and owners of the underlying properties could also be subject to joint and several, strict liability for the removal or remediation of released materials or property contamination from drilling, including hydraulic fracturing, or waste disposal, regardless of whether the operators or owners were responsible for the release or contamination or if the operations were in compliance with all applicable laws.  Future Environmental Law developments, such as stricter laws, regulations or enforcement policies, including climate change legislation mandating reductions in greenhouse gas emissions, could significantly increase the costs of production from the O & G Properties or affect the demand for natural gas and adversely affect our gross profit from our Natural Gas Interests.

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

ITEM 4.  MINE SAFETY DISCLOSURES.

Under Section 1503(a) of the Dodd‑Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S‑K, each operator of a coal or other mine is required to include disclosures regarding certain mine safety results in its periodic reports filed with the SEC. The operation of the Company’s quarries, underground mine and plants is subject to regulation by the federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977. The required information regarding certain mining safety and health matters, broken down by mining complex, for the year ended December 31, 2018 is presented in Exhibit 95.1 to this Report.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s common stock is listed on the Nasdaq Global Market® under the symbol “USLM.” As of February 28, 2019, the Company had approximately 350 shareholders of record.

As of February 28, 2019, the Company had 500,000 shares of $5.00 par value preferred stock authorized; however, none has been issued.

PERFORMANCE GRAPH

The graph below compares the cumulative 5-year total shareholders’ return on the Company’s common stock with the cumulative total return on the NASDAQ Composite Index and a peer group index consisting of Eagle Materials, Inc., Monarch Cement Co., U.S. Concrete, Inc. and Martin Marietta Materials, Inc. The graph assumes that the value of the investment in the Company’s common stock and each index was $100 on December 31, 2013, and that all dividends have been reinvested.

	2013	2014	2015	2016	2017	2018
U.S. LIME & MINERALS, INC.	100.00	120.08	91.38	127.02	130.16	120.72
NASDAQ COMPOSITE INDEX	100.00	114.62	122.81	133.19	172.11	165.84
PEER GROUP	100.00	106.58	119.72	193.16	204.45	142.73

In December 2015, we commenced a publicly announced share repurchase program to repurchase up to $10 million of our common stock.  On November 19, 2018, we announced a 12-month extension of the repurchase program through November 30, 2019 to repurchase up to the $7.2 million of our common stock remaining under the program.  We did not repurchase any shares pursuant to this program in the fourth quarter 2018.

In addition, the Company’s Amended and Restated 2001 Long‑Term Incentive Plan allows employees and directors to pay the exercise price upon the exercise of stock options and the tax withholding liability upon exercise of stock options or the lapse of restrictions on restricted stock by payment in cash and/or withholding or delivery of shares of the Company’s common stock to the Company. Pursuant to these provisions, the Company repurchased 2,262 shares at a price of $71.00 per share, the fair market value of one share on the date they were tendered to the Company, in the fourth quarter 2018 for payment of tax withholding liability upon the lapse of restrictions on restricted stock.

ITEM 6.  SELECTED FINANCIAL DATA.

	Years Ended December 31,
	2018	2017	2016	2015	2014
	(dollars in thousands, except per share amounts)
Operating results
Lime and limestone revenues	$141,922	142,612	137,190	128,390	144,567
Natural gas revenues	2,513	2,232	2,092	2,447	5,274
Total revenues	$144,435	144,844	139,282	130,837	149,841
Gross profit	$30,486	34,380	33,092	28,714	36,791
Operating profit	$20,002	24,227	23,480	19,086	27,322
Income before income tax expense (benefit)	$21,568	24,943	23,618	17,481	25,922
Income tax expense (benefit) (1)	$1,883	(2,205)	5,864	4,595	6,555
Net income	$19,685	27,148	17,754	12,886	19,367
Net income per share of common stock:
Basic	$3.52	4.87	3.19	2.30	3.47
Diluted	$3.51	4.86	3.19	2.30	3.47

(1)	Income tax expense (benefit) for the year ended December 31, 2017 includes the one-time effect of a $7,447 income tax benefit resulting from reduced federal income tax rates under the 2017 Tax Act.

	As of December 31,
	2018	2017	2016	2015	2014
Total assets	$244,671	228,446	210,159	196,499	199,986
Current installments of debt	$—	—	—	—	16,667
Debt, excluding current installments	$—	—	—	—	—
Stockholders’ equity per outstanding common share	$39.76	36.73	32.23	29.72	27.65
Employees	287	318	321	323	313

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD‑LOOKING STATEMENTS.

Any statements contained in this Report that are not statements of historical fact are forward‑looking statements as defined in the Private Securities Litigation Reform Act of 1995. Forward‑looking statements in this Report, including without limitation statements relating to the Company’s plans, strategies, objectives, expectations, intentions and adequacy of resources, are identified by such words as “will,” “could,” “should,” “would,” “believe,” “possible,” “potential,” “expect,” “intend,” “plan,” “schedule,” “estimate,” “anticipate” and “project.” The Company undertakes no obligation to publicly update or revise any forward‑looking statements. The Company cautions that forward‑looking statements involve risks and uncertainties that could cause actual results to differ materially from expectations, including without limitation the following: (i) the Company’s plans, strategies, objectives, expectations, and intentions are subject to change at any time at the Company’s discretion; (ii) the Company’s plans and results of operations will be affected by its ability to maintain and increase its revenues and manage its growth; (iii) the Company’s ability to meet short‑term and long‑term liquidity demands, including meeting the Company’s operating and capital needs, including for the modernization and expansion and development project at St. Clair and possible acquisitions, repurchasing the Company’s common stock and paying dividends, and conditions in the credit and equity markets, including the ability of the Company’s customers to meet their obligations; (iv) interruptions to operations and increased expenses at the Company’s facilities resulting from changes in mining methods or conditions, variability of chemical or physical properties of the Company’s limestone and its impact on process equipment and product quality, inclement weather conditions, natural disasters, accidents, IT systems failures or disruptions, including due to cyber-security incidents or regulatory requirements; (v) volatile coal, petroleum coke, diesel, natural gas, electricity, transportation and freight costs and the consistent availability of trucks, truck drivers and rail cars to deliver the Company’s products to its customers and solid fuels to its plants on a timely basis at competitive prices; (vi) unanticipated delays or cost overruns in completing modernization and expansion and development projects, including the Company’s St. Clair kiln project that is estimated to cost approximately $50 million in total; (vii) the Company’s ability to expand its Lime and Limestone Operations through projects and acquisitions of businesses with related or similar operations, including obtaining financing for such projects and acquisitions, and to sell any resulting increased production at acceptable prices; (viii) inadequate demand and/or prices for the Company’s lime and limestone products due to increased competition from competitors, increasing competition for certain customer accounts, conditions in the U.S. economy, recessionary pressures in, and the impact of government policies on particular industries, including construction, steel, industrial and oil and gas services, reduced demand from utility plants, effects of governmental fiscal and budgetary constraints, including the level of highway construction and infrastructure funding, the impact of tax reform, legislative impasses, extended government shutdowns, trade wars, tariffs, economic and regulatory uncertainties under state governments and the United States Administration and Congress, and inability to continue to maintain or increase prices for the Company’s products, including passing through the increased costs of transportation; (ix) uncertainties of prices and regulations with respect to the Company’s Natural Gas Interests, including the absence of drilling activities on the Company’s O & G Properties, any risks the Company may experience with the change in the operators of the wells drilled on the O&G Properties, inability to explore for new reserves, unitization of existing wells, declines in production rates and plugging and abandoning of existing wells; (x) ongoing and possible new regulations, investigations, enforcement actions and costs, legal expenses, penalties, fines, assessments, litigation, judgments and settlements, taxes and disruptions and limitations of operations, including those related to climate change and health and safety and those that could impact the Company’s ability to continue or renew its operating permits or successfully secure new permits in connection with its modernization and expansion and development projects; (xi) estimates of reserves and remaining lives of reserves; and (xii) other risks and uncertainties set forth in this Report or indicated from time to time in the Company’s filings with the Securities and Exchange Commission (the “SEC”), including the Company’s Quarterly Reports on Form 10‑Q.

OVERVIEW.

General.

We have identified two business segments based on the distinctness of their activities and products: Lime and Limestone Operations and Natural Gas Interests. All operations are in the United States. In evaluating the operating results of our segments, management primarily reviews revenues and gross profit. We do not allocate corporate overhead or interest costs or income to our business segments.

Our Lime and Limestone Operations represent our principal business. Our Natural Gas Interests consist of royalty and non‑operated working interests under the O & G Lease and the Drillsite Agreement with two separate operators related to our Johnson County, Texas property, located in the Barnett Shale Formation, on which Texas Lime conducts its lime and limestone operations. Our principal management decisions related to our Natural Gas Interests involve whether to participate as a non‑operated working interest owner by contributing our proportional costs for drilling proposed wells or workovers of existing wells under the O & G Lease and the Drillsite Agreement. While we intend to continue to participate in future natural gas wells drilled and workovers of existing wells on our O & G Properties, if any, we are not in the business of drilling for or producing natural gas and have no personnel with expertise in that field.

Revenues from our Lime and Limestone Operations decreased 0.5% in 2018 compared to 2017, primarily due to decreased sales volumes of our lime and limestone products in 2018, which accounted for a revenue decrease of approximately 1.8% for 2018 compared to 2017.  The 2018 decrease in sales volumes resulted from decreased demand, principally from our construction and environmental customers, partially offset by increased demand from our steel customers. The decrease in revenues in 2018 was partially offset by an increase in average product prices for our lime and limestone products of approximately 1.3% in 2018 compared to 2017.

Revenues from our Natural Gas Interests increased 12.6% in 2018 compared to 2017 due to an increase in average prices for natural gas and natural gas liquids of approximately 25.6%, partially offset by a decrease in production volumes of approximately 13.0%, resulting from the normal declines in production rates on the Company’s existing natural gas wells.

Gross profit decreased 11.3% in 2018 compared to 2017. Gross profit from our Lime and Limestone Operations in 2018 decreased 12.4% compared to 2017, primarily due to increased quarrying and transportation costs. Gross profit from our Natural Gas Interests increased 37.9% in 2018 compared to 2017, primarily due to the increase in revenues discussed above.

Interest expense remained flat at $0.2 million for each of 2018 and 2017.  Interest and other income, net, in 2018 increased $0.9 million, or 89.0%, compared to 2017, due to increased interest rates received on our cash and cash equivalents in 2018.

Income tax expense was $1.9 million in 2018, compared to income tax benefit of $2.2 million in 2017.  Income tax benefit in 2017 included a $7.4 million reduction of our deferred tax liabilities, net, due to the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”), which was signed into law on December 22, 2017. The 2017 Tax Act reduced the enacted federal income tax rate for corporations from 35% to 21% beginning in 2018. Applying the lower federal income tax rate to the Company’s deferred tax items resulted in a one-time reduction to the Company’s deferred tax liabilities, net, recorded as a tax benefit in the Consolidated Statements of Income in 2017.

Net income decreased $7.5 million, or 27.5%, in 2018 compared to 2017.  The principal reasons for the decrease in our net income in 2018, compared to 2017, were the tax benefit of $7.4 million that we recorded in 2017 as a result of the 2017 Tax Act and increased quarrying and transportation costs in 2018.

Our existing cash balances and cash flows from operations during 2018 enabled us to make $53.8 million of capital investments and pay $3.0 million in dividends in 2018. Our cash balance was $67.2 million at December 31, 2018, compared to $85.0 million at December 31, 2017, principally reflecting our increased capital expenditures during 2018.

Our new fuel-efficient kiln at St. Clair is expected to start up around the end of the first quarter 2019.  We expect the total cost of the kiln project to be approximately $50 million when completed, including costs associated with upgrades and enhancements to equipment related to the new kiln.  As of December 31, 2018, we had paid an aggregate of $38.7 million on the project, and we anticipate most of the remaining costs will be paid by the end of 2019. We will begin to depreciate the new kiln and related equipment when they consistently produce commercially saleable quicklime.

In December 2015, we commenced a publicly announced share repurchase program to repurchase up to $10 million of our common stock. Pursuant to that program, we repurchased 3,086 shares in December 2015 at a weighted-average price of $54.79 per share.  In 2016, we repurchased 50,068 shares at a weighted-average price of $53.52 per share.  In November 2018, we announced a 12-month extension of the repurchase program to repurchase up to the approximately $7.2 million of our common stock remaining under the program through November 30, 2019.  No additional shares have been repurchased to date.

On January 31, 2019, we announced that our Board of Directors had declared a regular quarterly cash dividend of $0.135 (13.5 cents).  The dividend is payable on March 15, 2019 to shareholders of record on February 22, 2019.

Absent a significant acquisition opportunity arising during 2019, we anticipate funding our operating and capital needs, our cash dividend and the remainder of our share repurchase program from our cash on hand and cash flows from operations.

Lime and Limestone Operations.

In our Lime and Limestone Operations, we produce and sell PLS, quicklime, hydrated lime and lime slurry. The principal factors affecting our success are the level of demand and prices for our products and whether we are able to maintain sufficient production levels and product quality while controlling costs.

Inclement weather conditions, such as winter ice and snow storms, cold weather, hurricanes and excessive rainfalls generally reduce the demand for lime and limestone products supplied to construction‑related customers that account for a significant amount of our revenues. Inclement weather also interferes with our open‑pit mining operations and can disrupt our plant production. In addition to weather, various maintenance, environmental, accident and other operational and construction issues can also disrupt our operations and increase our operating expenses.

Demand for our products in our market areas is also affected by general economic conditions, the pace of construction, the demand for steel, the level of oil and gas drilling in our markets, the level of governmental and private funding for highway construction and infrastructure and utility plant usage of coal for power generation. Demand for our lime and limestone products from our construction and environmental customers decreased in 2018. An extended rainy season in Texas negatively impacted demand from our construction customers in 2018, and we lost a municipal water treatment account during the year.  However, demand for our lime and limestone products from our steel customers increased during 2018 as domestic steel producers increased their capacity utilization in 2018.

On December 4, 2015, the President signed into law the Fixing America’s Surface Transportation Act (the “FAST Act”), the first multi‑year transportation authorization enacted in over ten years. The FAST Act authorizes $305 billion over fiscal years 2016 through 2020 that provides long-term funding certainty for surface transportation projects. Its enactment should allow states and local governments to move forward with critical transportation projects, like new highways, with confidence that the Highway Trust Fund will meet its obligations through 2020.  In addition, Texas approved constitutional amendments authorizing a portion of oil and gas tax revenues to be deposited into the State Highway Fund, for certain other sales and use tax revenues beginning in Texas’ fiscal 2018 to be directed to the State Highway Fund and, beginning in Texas’ fiscal 2020, for certain state motor vehicle sales and rental tax revenue to be directed to the State Highway Fund.  With these funding improvements, along with additional infrastructure spending proposed by the current Administration, we would expect to see increases in demand from our construction customers, but the timing of the demand is uncertain and subject to weather and other uncertainties.

Our modernization and expansion and development projects in Texas and Arkansas, and our current modernization of U. S. Lime Company—St. Clair and our Texas slurry operations have positioned us to meet the demand for high‑quality lime and limestone products in our markets. Our modernization and expansion and development projects have also equipped us with up‑to‑date, fuel‑efficient plant facilities, which has resulted in lower production costs and greater operating efficiencies, thus enhancing our competitive position. All our kilns are fuel‑efficient preheater kilns, except for one kiln at St. Clair, which will be replaced by our new, more fuel-efficient kiln.

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

Our primary variable cost is energy. Prices for coal, petroleum coke, diesel, natural gas, electricity, transportation and freight are volatile and have generally increased over the past several years. In addition, our freight costs, including diesel prices, to deliver our products can be high relative to the value of our products. We have been able to mitigate to some degree the adverse impact of volatile energy costs by varying the mixes of fuel used in our kilns, and by passing on some of any increase in costs to our customers, where possible, through higher prices and/or surcharges on certain products.  In addition, as noted above, we are also completing the construction of the new, more fuel-efficient vertical kiln at St. Clair, which should help us manage our energy costs at that plant.  Finally, we have not engaged in any significant hedging activity in an effort to control our energy costs but may do so in the future.

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

For us to maintain or increase our profitability in our Lime and Limestone Operations in the face of reduced demand from some of our customers, competitive pressures and increased costs, we must maintain or increase our customer base, improve our revenues and control our operational and selling, general and administrative expenses. To maintain or improve our gross profit margins, we are focusing on maintaining, and increasing where possible, our lime and limestone prices to offset our increased costs, which is a challenging task with increased competition from other lime and limestone producers. In addition, we will continue to explore ways to increase, the operating efficiency of our plants and other facilities and expand our production capacity through acquisitions as conditions warrant or opportunities arise.

We continue to believe the enhanced efficiency and production capacity resulting from our modernization and expansion and development projects at Texas and Arkansas, our new kiln project at St. Clair, our expanded slurry operations, our acquisitions and the operational strategies we have implemented have allowed us to increase our efficiency, grow production capacity, improve product quality, better serve existing customers, attract new customers and control costs. To date, however, demand and prices for our lime and limestone products have not been sufficient to fully utilize our additional production capacity.  In addition, there can be no assurance that our efficiency and production will not be adversely affected by weather, maintenance, environmental, accident and other operational and construction issues; that we can successfully invest in improvements to our existing facilities; that our results will not be adversely affected by increases in fuel, natural gas, electricity, transportation and freight costs or new environmental, health and safety or other regulatory requirements; or that, with increasing competition with other lime and limestone producers, our revenues, gross profit, net income and cash flows can be maintained or improved.

Natural Gas Interests.

In 2004, we entered into the O & G Lease with EOG with respect to oil and gas rights on our Cleburne, Texas property, located in the Barnett Shale Formation. Pursuant to the O & G Lease, we have royalty interests ranging from 15.4% to 20% in oil and gas produced from any successful wells drilled on the leased property and an option to participate in any well drilled on the leased property as a 20% non‑operated working interest owner. Our overall average revenue interest is 34.7% in the 33 wells drilled under the O & G Lease that are currently producing.  Affiliated companies of Enervest, Ltd. purchased EOG’s interests in the O & G Lease, and an affiliate of Enervest, Ltd. is now the successor operator of the wells drilled under the O & G Lease.

In November 2006, we also entered into a Drillsite Agreement with XTO that has an oil and gas lease covering approximately 538 acres of land contiguous to our Johnson County, Texas property. Pursuant to this Agreement, we have a 3% royalty interest and a 12.5% non-operated working interest, resulting in a 12.4% interest in revenues in the six XTO wells drilled and producing from a padsite located on our property.

No new wells have been completed since 2011, and there are no present plans to drill additional wells on the O&G Properties. We cannot predict the number of additional wells that ultimately will be drilled on the O & G Properties, if any, or their results.

The pricing of natural gas sales is primarily determined by supply and demand in the marketplace and can fluctuate considerably. The prices that we receive for our natural gas production is also affected by the amount of natural gas liquids included in the natural gas, and the prices for those liquids is also subject to supply and demand factors. In addition, if estimates of our proved oil and gas reserves decline due to further declines in prices for natural gas and natural gas liquids or other reasons, the rate at which we record depletion expense would increase.

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

Revenue recognition.  We recognize revenue for our Lime and Limestone Operations in accordance with the terms of our purchase orders, contracts or purchase agreements, which are generally upon shipment, and when payment is considered probable. Revenues include external freight billed to customers with related costs in cost of revenues. Our returns and allowances are minimal. External freight billed to customers included in revenues was $25.6 million, $23.5 million and $23.1 million for 2018, 2017 and 2016, respectively, which approximates the amount of external freight billed to customers included in cost of revenues. Sales taxes billed to customers are not included in revenues. For our Natural Gas Interests, we recognize revenue in the month of production and delivery.

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

Income Taxes.  We utilize the asset and liability approach in reporting our income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. We establish valuation allowances when necessary to reduce deferred tax assets to the amount more likely than not to be realized. Income tax related interest and penalties are included in income tax expense.  We also assess individual tax positions to determine if they meet the criteria for some or all of the benefits of that position to be recognized in our financial statements and only recognize tax positions that meet the more‑likely‑than‑not recognition threshold.

Stock‑based compensation.  We expense all stock‑based payments to employees and directors, including grants of stock options and restricted stock, in our Consolidated Statements of Income based on their fair values. Compensation cost is recognized ratably over the vesting period for all stock‑based awards.

RESULTS OF OPERATIONS.

The following table sets forth certain financial information expressed as a percentage of revenues for the periods indicated:

	Year Ended December 31,
	2018	2017	2016
Lime and Limestone Operations	98.3%	98.5%	98.5%
Natural Gas Interests	1.7	1.5	1.5
Total revenues	100.0	100.0	100.0
Cost of revenues
Labor and other operating expenses	(66.9)	(65.0)	(64.8)
Depreciation, depletion and amortization	(12.0)	(11.3)	(11.4)
Gross profit	21.1	23.7	23.8
Selling, general and administrative expenses	(7.3)	(7.0)	(6.9)
Operating profit	13.8	16.7	16.9
Other (expense) income:
Interest expense	(0.2)	(0.2)	(0.2)
Interest and other income, net	1.3	0.7	0.2
Income tax (expense) benefit	(1.3)	1.5	(4.2)
Net income	13.6%	18.7%	12.7%

2018 vs. 2017

Revenues for 2018 decreased to $144.4 million from $144.8 million in 2017, a decrease of $0.4 million, or 0.3%. Revenues from our Lime and Limestone Operations in 2018 decreased $0.7 million, or 0.5%, to $141.9 million from $142.6 million in 2017. The decrease in revenues from our Lime and Limestone Operations was primarily due to decreased sales volumes of our lime and limestone products, principally to our construction and environmental customers, partially offset by increased sales volumes to our steel customers. In addition, we realized a 1.3% increase in prices for our lime and limestone products in 2018, compared to 2017.

Revenues from our Natural Gas Interests for 2018 increased $0.3 million, or 12.6%, to $2.5 million from $2.2 million in the prior year. The increase in revenues from our Natural Gas Interests resulted from higher average prices per MCF in 2018, compared to 2017, due to increases in market prices for natural gas and natural gas liquids, partially offset by the normal declines in production rates on existing wells.

Our gross profit decreased to $30.5 million for 2018 from $34.4 million for 2017, a decrease of $3.9 million, or 11.3%. Gross profit from our Lime and Limestone Operations for 2018 was $29.5 million, compared to $33.7 million in

2017, a decrease of $4.2 million, or 12.4%. The decrease in gross profit in 2018, compared to 2017, resulted primarily from increased quarrying and transportation costs.

Gross profit for 2018 also included $1.0 million from our Natural Gas Interests, compared to $0.7 million in 2017, an increase of $0.3 million, or 37.9%. The increase in gross profit from our Natural Gas Interests in 2018, compared to 2017, was primarily due to the increased revenues as discussed above. Production volumes for 2018 from our Natural Gas Interests totaled 0.5 BCF, sold at an average price per MCF of $5.02, compared to 2017 when 0.6 BCF was produced and sold at an average price of $3.99 per MCF.

Selling, general and administrative expenses (“SG&A”) increased to $10.5 million for 2018, an increase of $0.3 million, or 3.3%, compared to $10.2 million for 2017. As a percentage of revenues, SG&A increased to 7.3% in 2018 from 7.0% in 2017, due primarily to the decrease in revenues and an increase in compensation-related expenses in 2018.

Interest expense was $0.2 million in each of 2018 and 2017, as we had no outstanding debt during either 2018 or 2017.

Interest and other income, net was $1.8 million in 2018, compared to $1.0 million in 2017.  The increase in interest and other income, net in 2018, compared to 2017, was primarily due to increased interest rates received on cash and cash equivalents in 2018.

Income tax expense (benefit) was an expense of $1.9 million in 2018, for an effective rate of 8.7%, compared to a benefit of $2.2 million in 2017, for an effective rate of (8.8%), an increase in income tax expense of $4.1 million. The income tax benefit in 2017 included a benefit of $7.4 million ($1.33 per share diluted) due to a reduction in the enacted federal income tax rates in the United States as a result of the 2017 Tax Act and the one-time impact of the lower rates on our deferred tax liabilities, net. Our effective income tax rate for 2018 was reduced by research and development tax credits associated with the construction of the St. Clair kiln project.

Net income decreased to $19.7 million ($3.51 per share diluted) in 2018, compared to $27.1 million ($4.86 per share diluted) in 2017, a decrease of $7.5 million, or 27.5%.

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

Our gross profit increased to $34.4 million for 2017 from $33.1 million for 2016, an increase of $1.3 million, or 3.9%. Gross profit from our Lime and Limestone Operations for 2017 was $33.7 million, compared to $33.0 million in 2016, an increase of $0.6 million, or 1.9%. The increase in gross profit in 2017 compared to 2016 resulted primarily from the increased revenues discussed above, partially offset by increased stripping costs at the Batesville Quarry, which continued into 2018.

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

SG&A increased to $10.2 million for 2017, an increase of $0.5 million, or 5.6%, compared to $9.6 million for 2016. As a percentage of revenues, SG&A increased to 7.0% in 2017 from 6.9% in 2016, due primarily to an increase in stock-based compensation in 2017, principally due to higher prices for our common stock.

Interest expense was $0.2 million in each of 2017 and 2016, as we had no outstanding debt during either 2017 or 2016.

Interest and other income, net was $1.0 million in 2017, compared to $0.4 million in 2016.  The increase in interest and other income, net in 2017, compared to 2016, was primarily due to higher average balances of cash and cash equivalents.

Income tax expense (benefit) was a benefit of $2.2 million in 2017, for an effective rate of (8.8%), compared to an expense of $5.9 million in 2016, for an effective rate of 24.8%, a decrease in income tax expense of $8.1 million. The income tax benefit in 2017 included a benefit of $7.4 million ($1.33 per share diluted) due to the reduction in the enacted federal income tax rates in the United States and the one-time impact of the lower rates on our deferred tax liabilities, net. Our effective income tax rate for 2017 was also reduced by research and development tax credits associated with the construction of the St. Clair kiln project, which were not significant in 2016.

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

We expect to spend approximately $12.0 million per year over the next several years in our Lime and Limestone Operations for normal recurring capital and re‑equipping projects at our plants and facilities to maintain or improve efficiency, ensure compliance with Environmental Laws, meet customer needs and reduce costs. As of December 31, 2018, we had approximately $3.4million, including approximately $1.3 million for the St. Clair kiln project, in open orders or contractual commitments for our Lime and Limestone Operations and none for our Natural Gas Interests.

Liquidity and Capital Resources.  Net cash provided by operating activities was $38.7 million in 2018, compared to $34.3 million in 2017, an increase of $4.5 million, or 13.0%. Our net cash provided by operating activities is composed of net income, depreciation, depletion and amortization (“DD&A”), other non‑cash items included in net income and changes in working capital. In 2018, net cash provided by operating activities was principally composed of $19.7 million net income, $17.6 million DD&A and $1.5 million stock-based compensation, partially offset by a $0.7 million decrease from changes in working capital. Although net income decreased in 2018 compared to 2017, net cash provided by operating activities in 2018, compared to 2017, increased primarily due to a $7.6 million decrease in deferred income taxes in 2017 principally caused by the reduction in the enacted United States federal income tax rates.  In 2018, the changes in working capital were principally composed of a $3.1 million increase in trade receivables, net and a $1.4 million decrease in prepaid expenses and other current assets. The increase in trade receivables, net at December 31, 2018 resulted principally from the timing of revenues in the fourth quarter 2018 compared to the fourth quarter 2017.  The decrease in prepaid expenses and other current assets resulted primarily from a current income tax receivable at December 31, 2017 that was utilized in 2018.  In 2017, net cash provided by operating activities was principally composed of $27.1 million net income, $16.5 million DD&A, $1.4 million stock‑based compensation, $7.6 million decrease in deferred income taxes and $3.6 million decrease from changes in working capital.  Changes in working capital in 2017 were primarily due to an increase in prepaid expenses and other current assets of $1.6 million, an increase in inventories, net of $1.1 million and a decrease in accounts payable and accrued expenses of $1.1 million, partially offset by a $0.3 million decrease in trade receivables, net in 2017.

Net cash used in investing activities was $53.2 million for 2018, compared to $20.7 million in 2017.  Net cash used in investing activities included approximately $26.2 million and $9.7 million paid on the St. Clair kiln project in

2018 and 2017, respectively. Net cash used in investing activities in 2018 also included approximately $9.4 million for land purchases in Texas, Arkansas and Oklahoma, approximately $3.1 million for specialized equipment at the Arkansas quarry and approximately $1.7 million for updating our fleet of slakers and trucks used in the production and transportation of our lime slurry products.  The balance of net cash used in investing activities in 2018 was primarily for normal recurring capital and re‑equipping projects at our plants and facilities.

Net cash used in financing activities primarily consisted of $3.0 million for dividend payments in each of 2018 and 2017, and $0.4 million and $0.3 million to repurchase shares of our common stock in 2018 and 2017, respectively.

Our cash and cash equivalents at December 31, 2018 decreased to $67.2 million from $85.0 million at December 31, 2017.

Banking Facilities and Debt.    Our credit agreement with Wells Fargo Bank, N.A. (the “Lender”) provides for a $75 million revolving credit facility (the “Revolving Facility”) and an incremental four-year accordion feature to borrow up to an additional $50 million on the same terms, subject to approval by the Lender or another lender selected by us.  The terms of the credit agreement provide for a final maturity of the Revolving Facility and any incremental loan on May 7, 2020; interest rates, at our option, of LIBOR plus a margin of 1.000% to 2.000%, or the Lender’s Prime Rate plus a margin of 0.000% to 1.000%; and a commitment fee range of 0.200% to 0.350% on the undrawn portion of the Revolving Facility.  The Revolving Facility interest rate margins and commitment fee are determined quarterly in accordance with a pricing grid based upon the Company’s Cash Flow Leverage Ratio, defined as the ratio of the Company’s total funded senior indebtedness to earnings before interest, taxes, depreciation, depletion, amortization and stock-based compensation expense (“EBITDA”) for the 12 months ended on the last day of the most recent calendar quarter, plus pro forma EBITDA from any businesses acquired during the period.  Pursuant to a security agreement, dated August 25, 2004, the Revolving Facility is secured by the Company’s existing and hereafter acquired tangible assets, intangible assets and real property.  The maturity of the Revolving Facility and any incremental loans can be accelerated if any event of default, as defined under the credit agreement, occurs.  Our maximum Cash Flow Leverage Ratio is 3.50 to 1.  As of October 27, 2016, we amended our credit agreement to increase the letter of credit sublimit under the Revolving Facility from $5 million to $10 million.

We may pay dividends so long as we remain in compliance with the provisions of our credit agreement, and may purchase, redeem or otherwise acquire shares of our common stock so long as our pro forma Cash Flow Leverage Ratio is less than 3.00 to 1.00 and no default or event of default exists or would exist after giving effect to such stock repurchase.

We had $1.2 million of letters of credit issued under the Revolving Facility as of December 31, 2018, including approximately $0.8 million related to the St. Clair kiln project, but no cash draws. Our letters of credit count as draws against the available commitment under the Revolving Facility.

Common Stock Buybacks.  We spent $0.4, $0.3 and $2.9 million in 2018, 2017 and 2016, respectively, to repurchase treasury shares.  Included in the 2016 expenditures were $2.7 million spent as part of our publicly announced share repurchase program commenced in December 2015 to repurchase up to $10 million of our common stock, which has been extended through November 30, 2019 with respect to the $7.2 million remaining under the program.

Contractual Obligations.  The following table sets forth our contractual obligations as of December 31, 2018 (in thousands):

	Payments Due by Period
					More Than
Contractual Obligations	Total	1 Year	2 - 3 Years	4 - 5 Years	5 Years
Debt	$—	—	—	—	—
Operating leases(1)	$3,466	1,319	1,750	397	—
Limestone mineral leases	$1,617	71	142	142	1,261
Purchase obligations(2)	$3,451	3,451	—	—	—
Other liabilities	$1,519	120	248	245	906
Total	$10,053	4,961	2,140	784	2,167

(1)	Represents operating leases for railcars, corporate office space and some equipment that are either non‑cancelable or subject to significant penalty upon cancellation.
(2)	Of these obligations, $936 were recorded on the Consolidated Balance Sheet at December 31, 2018.

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

Off‑Balance Sheet Arrangements.  We do not utilize off‑balance sheet financing arrangements; however, we lease railcars, corporate office space and some equipment used in our operations under operating lease agreements that are either non‑cancelable or subject to significant penalty upon cancellation and have various limestone mineral leases. As of December 31, 2018, the total future lease payments under our various operating and mineral leases totaled $3.5 million and $1.6 million, respectively, and are due in payments as summarized in the table above.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

INTEREST RATE RISK.

We could be exposed to changes in interest rates, primarily as a result of floating interest rates on the Revolving Facility.  There was no outstanding balance on the Revolving Facility subject to interest rate risk at December 31, 2018.  Any future borrowings under the Revolving Facility would be subject to interest rate risk. See Note 3 of Notes to Consolidated Financial Statements.

FOREIGN EXCHANGE RISK.

We could be exposed to changes in the Euro to U.S. Dollar exchange rate for our approximately 1.4 million Euros obligations for contracts related to the purchase and installation of equipment.  We entered into foreign exchange hedges to fix our U.S. Dollar liability at approximately $1.6 million.  See Note 9 of Notes to Consolidated Financial Statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

United States Lime & Minerals, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of United States Lime & Minerals, Inc. (a Texas corporation) and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 1, 2019 expressed an unqualified opinion.

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

March 1, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

United States Lime & Minerals, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of United States Lime & Minerals, Inc. (a Texas corporation) and Subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2018, and our report dated March 1, 2019 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

Dallas, Texas March 1, 2019

United States Lime & Minerals, Inc.

Consolidated Balance Sheets

(dollars in thousands, except per share amounts)

	December 31,	December 31,
	2018	2017
ASSETS
Current assets
Cash and cash equivalents	$67,218	$85,000
Trade receivables, net	19,602	16,473
Inventories, net	12,846	13,546
Prepaid expenses and other current assets	1,692	2,996
Total current assets	101,358	118,015
Property, plant and equipment
Mineral reserves and land	33,637	24,254
Proved natural gas properties, successful-efforts method	18,414	18,414
Buildings and building and leasehold improvements	5,814	5,643
Machinery and equipment	286,173	248,294
Furniture and fixtures	981	958
Automotive equipment	3,453	2,673
Property, plant and equipment	348,472	300,236
Less accumulated depreciation and depletion	(205,708)	(190,518)
Property, plant and equipment, net	142,764	109,718
Other assets, net	549	713
Total assets	$244,671	$228,446
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$4,570	$6,263
Accrued expenses	3,393	3,096
Total current liabilities	7,963	9,359
Deferred tax liabilities, net	12,365	12,374
Other liabilities	1,376	1,461
Total liabilities	21,704	23,194
Stockholders’ equity
Preferred stock, $5.00 par value; authorized 500,000 shares; none issued or outstanding	—	—
Common stock, $0.10 par value; authorized 15,000,000 shares; 6,606,100 and 6,582,135 shares issued at December 31, 2018 and 2017, respectively	661	659
Additional paid-in capital	25,867	24,307
Accumulated other comprehensive (loss) income	(13)	86
Retained earnings	250,568	233,905
Less treasury stock; 998,699 and 993,314 shares at December 31, 2018 and 2017, respectively, at cost	(54,116)	(53,705)
Total stockholders’ equity	222,967	205,252
Total liabilities and stockholders’ equity	$244,671	$228,446

The accompanying notes are an integral part of these consolidated financial statements.

United States Lime & Minerals, Inc.

Consolidated Statements of Income

(dollars in thousands, except per share amounts)

	Years Ended December 31,
	2018	2017	2016
Revenues
Lime and limestone operations	$141,922	$142,612	$137,190
Natural gas interests	2,513	2,232	2,092
	144,435	144,844	139,282
Cost of revenues
Labor and other operating expenses
Lime and limestone operations	95,699	93,266	89,095
Natural gas interests	859	858	1,164
Depreciation, depletion and amortization	17,391	16,340	15,931
	113,949	110,464	106,190
Gross profit	30,486	34,380	33,092
Selling, general and administrative expenses, including depreciation and amortization expense of $212, $209 and $210 in 2018, 2017 and 2016, respectively	10,484	10,153	9,612
Operating profit	20,002	24,227	23,480
Other (income) expense
Interest expense	243	241	246
Interest and other income, net	(1,809)	(957)	(384)
	(1,566)	(716)	(138)
Income before income tax expense (benefit)	21,568	24,943	23,618
Income tax expense (benefit)	1,883	(2,205)	5,864
Net income	$19,685	$27,148	$17,754
Net income per share of common stock
Basic	$3.52	$4.87	$3.19
Diluted	$3.51	$4.86	$3.19

The accompanying notes are an integral part of these consolidated financial statements.

United States Lime & Minerals, Inc.

Consolidated Statements of Comprehensive Income

(dollars in thousands)

	Years Ended December 31,
	2018	2017	2016
Net income	$19,685	$27,148	$17,754
Other comprehensive (loss) income
Mark to market of foreign exchange hedges, net of tax (benefit) expense of $(29), $155 and $(129) for 2018, 2017 and 2016, respectively	(99)	309	(223)
Total other comprehensive (loss) income	(99)	309	(223)
Comprehensive income	$19,586	$27,457	$17,531

The accompanying notes are an integral part of these consolidated financial statements.

United States Lime & Minerals, Inc.

Consolidated Statements of Stockholders’ Equity

(dollars in thousands)

				Accumulated
	Common Stock		Additional	Other
	Shares		Paid-In	Comprehensive	Retained	Treasury
	Outstanding	Amount	Capital	(Loss) Income	Earnings	Stock	Total
Balances at December 31, 2015	5,605,681	655	21,642	—	194,798	(50,468)	166,627
Stock options exercised	5,683	1	154	—	—	—	155
Stock-based compensation	16,708	1	1,035	—	—	—	1,036
Treasury shares purchased	(53,932)	—	—	—	—	(2,928)	(2,928)
Cash dividends paid	—	—	—	—	(2,782)	—	(2,782)
Net income	—	—	—	—	17,754	—	17,754
Mark to market of foreign exchange hedges, net of $129 tax benefit	—	—	—	(223)	—	—	(223)
Comprehensive (loss) income	—	—	—	(223)	17,754	—	17,531
Balances at December 31, 2016	5,574,140	657	22,831	(223)	209,770	(53,396)	179,639
Stock options exercised	2,000	—	73	—	—	—	73
Stock-based compensation	16,695	2	1,403	—	—	—	1,405
Treasury shares purchased	(4,014)	—	—	—	—	(309)	(309)
Cash dividends paid	—	—	—	—	(3,013)	—	(3,013)
Net income	—	—	—	—	27,148	—	27,148
Mark to market for foreign exchange hedges, net of $155 tax expense	—	—	—	309	—	—	309
Comprehensive income	—	—	—	309	27,148	—	27,457
Balances at December 31, 2017	5,588,821	659	24,307	86	233,905	(53,705)	205,252
Stock options exercised	6,339	—	73	—	—	—	73
Stock-based compensation	17,626	2	1,487	—	—	—	1,489
Treasury shares purchased	(5,385)	—	—	—	—	(411)	(411)
Cash dividends paid	—	—	—	—	(3,022)	—	(3,022)
Net income	—	—	—	—	19,685	—	19,685
Mark to market for foreign exchange hedges, net of $29 tax benefit	—	—	—	(99)	—	—	(99)
Comprehensive (loss) income	—	—	—	(99)	19,685	—	19,586
Balances at December 31, 2018	5,607,401	$661	$25,867	$(13)	$250,568	$(54,116)	$222,967

The accompanying notes are an integral part of these consolidated financial statements.

United States Lime & Minerals, Inc.

Consolidated Statements of Cash Flows

(dollars in thousands)

	2018	2017	2016
OPERATING ACTIVITIES:
Net income	$19,685	$27,148	$17,754
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	17,603	16,549	16,141
Amortization of deferred financing costs	14	15	14
Deferred income taxes	20	(7,612)	648
Loss on disposition of property, plant and equipment	624	377	622
Stock-based compensation	1,489	1,405	1,036
Changes in operating assets and liabilities:
Trade receivables, net	(3,129)	308	(892)
Inventories, net	700	(1,113)	2,295
Prepaid expenses and other current assets	1,377	(1,594)	308
Other assets	(1)	5	4
Accounts payable and accrued expenses	438	(1,130)	532
Other liabilities	(85)	(76)	(615)
Net cash provided by operating activities	38,735	34,282	37,847
INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(53,762)	(21,337)	(17,664)
Acquisition of assets of a business	—	—	(50)
Proceeds from sale of property, plant and equipment	605	592	208
Net cash used in investing activities	(53,157)	(20,745)	(17,506)
FINANCING ACTIVITIES:
Cash dividends paid	(3,022)	(3,013)	(2,782)
Proceeds from exercise of stock options	73	73	155
Purchase of treasury shares	(411)	(309)	(2,928)
Net cash used in financing activities	(3,360)	(3,249)	(5,555)
Net (decrease) increase in cash and cash equivalents	(17,782)	10,288	14,786
Cash and cash equivalents at beginning of period	85,000	74,712	59,926
Cash and cash equivalents at end of period	$67,218	$85,000	$74,712

The accompanying notes are an integral part of these consolidated financial statements.

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share amounts)

Years Ended December 31, 2018, 2017 and 2016

(1) Summary of Significant Accounting Policies

(a)         Organization

United States Lime & Minerals, Inc. (the “Company”) is a manufacturer of lime and limestone products, supplying primarily the construction (including highway, road and building contractors), industrial (including paper and glass manufacturers), environmental (including municipal sanitation and water treatment facilities and flue gas treatment processes), metals (including steel producers), oil and gas services, roof shingle manufacturers and agriculture (including poultry and cattle feed producers) industries. The Company is headquartered in Dallas, Texas and operates lime and limestone plants and distribution facilities in Arkansas, Colorado, Louisiana, Oklahoma and Texas through its wholly owned subsidiaries, Arkansas Lime Company, Colorado Lime Company, Texas Lime Company, U.S. Lime Company, U.S. Lime Company – Shreveport, U.S. Lime Company – St. Clair and U.S. Lime Company – Transportation. In addition, the Company, through its wholly owned subsidiary, U.S. Lime Company – O & G, LLC, has royalty and non-operated working interests in natural gas wells located in Johnson County, Texas, in the Barnett Shale Formation.

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

	Years Ended December 31,
	2018	2017	2016
Cash paid during the year for:
Interest	$179	$140	$113
Income taxes	$331	$6,718	$4,908

(e)         Revenue Recognition

The Company recognizes revenues for its lime and limestone operations in accordance with the terms of its purchase orders, contracts or purchase agreements, which is generally upon shipment, and when payment is considered probable. See Note 10 for disaggregation of revenues by segment, which the Company believes best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. Revenues include external freight billed to customers with related costs accounted for as a fulfillment cost and included in cost of revenues. The Company’s returns and allowances are minimal. External freight

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share amounts)

Years Ended December 31, 2018, 2017 and 2016

billed to customers included in revenues was $25,637, $23,489 and $23,087 for 2018, 2017 and 2016, respectively, which approximates the amount of external freight billed to customers included in cost of revenues. Sales taxes billed to customers are not included in revenue. For its natural gas interests, the Company recognizes revenue in the month of production and delivery.

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

The carrying values of cash and cash equivalents, trade receivables, other current assets, accounts payable and accrued expenses approximate fair value due to the short maturity of these instruments.  The Company’s foreign exchange hedges are carried at fair value at December 31, 2018 and 2017.  See Notes 1(p), 4 and 9. Financial assets (liabilities) measured at fair value on a recurring basis are summarized below:

			Significant Other
			Observable Inputs
			(Level 2)
	December 31,	December 31,	December 31,	December 31,
	2018	2017	2018	2017	Valuation Technique
Foreign exchange hedges	$(16)	$111	$(16)	$111	Cash flows approach

(g)         Concentration of Credit Risk and Trade Receivables

Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash and cash equivalents, trade receivables and derivative financial instruments. The Company places its cash and cash equivalents with high credit quality financial institutions and its derivative financial instruments with financial institutions and other firms that management believes have high credit ratings. The Company’s cash and cash equivalents at commercial banking institutions normally exceed federally insured limits. For a discussion of the credit risks associated with the Company’s derivative financial instruments, see Note 9.

The majority of the Company’s trade receivables are unsecured. Payment terms for all trade receivables are based on the underlying purchase orders, contracts or purchase agreements. Credit losses relating to trade receivables have generally been within management expectations and historical trends. Uncollected trade receivables are charged‑off when identified by management to be unrecoverable. Trade receivables are presented net of the related allowance for doubtful accounts, which totaled $430 and $346 at December 31,

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share amounts)

Years Ended December 31, 2018, 2017 and 2016

2018 and 2017, respectively. Additions and write‑offs to the Company’s allowance for doubtful accounts during the years ended December 31 are as follows:

	2018	2017
Beginning balance	$346	$334
Additions	109	69
Write-offs	(25)	(57)
Ending balance	$430	$346

(h)         Inventories, Net

Inventories are valued principally at the lower of cost, determined using the average cost method, or net realizable value. Costs for raw materials and finished goods include materials, labor and production overhead. A summary of inventories is as follows:

	December 31,	December 31,
	2018	2017
Lime and limestone inventories:
Raw materials	$4,693	$5,105
Finished goods	2,153	2,266
	6,846	7,371
Service parts inventories	6,000	6,175
	$12,846	$13,546

(i)         Property, Plant and Equipment

For major constructed assets, the capitalized cost includes the price paid by the Company for labor and materials plus interest and internal and external project management costs that are directly related to the constructed assets. Machinery and equipment at December 31, 2018 and 2017 included $45,555 and $14,930, respectively, of construction in progress for various capital projects. No interest costs were capitalized for the years ended December 31, 2018 and 2017. At December 31, 2018 and 2017, accounts payable and accrued expenses included $936 and $2,787, respectively, of capitalized cost. Depreciation of property, plant and equipment is being provided for by the straight‑line method over estimated useful lives as follows:

Buildings and building and leasehold improvements	3	-	25	years
Machinery and equipment	2	-	25	years
Furniture and fixtures	3	-	10	years
Automotive equipment	3	-	10	years

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

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share amounts)

Years Ended December 31, 2018, 2017 and 2016

The Company reviews its long‑lived assets for impairment and, when events or circumstances indicate the carrying amount of an asset may not be recoverable, the Company determines if impairment of value exists. If the estimated undiscounted future net cash flows are less than the carrying amount of the asset, an impairment exists, and an impairment loss must be calculated and recorded. If an impairment exists, the impairment loss is calculated based on the excess of the carrying amount of the asset over the asset’s fair value. Any impairment loss is treated as a permanent reduction in the carrying value of the asset. Through December 31, 2018, no events or circumstances arose that would require the Company to record a provision for impairment of its long‑lived assets.

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

(k)         Asset Retirement Obligations

The Company recognizes legal obligations for reclamation and remediation associated with the retirement of long‑lived assets at their fair value at the time the obligations are incurred (“AROs”). Over time, the liability for AROs is recorded at its present value each period through accretion expense, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, the Company either settles the AROs for the recorded amount or recognizes a gain or loss. As of December 31, 2018, and 2017, the Company’s AROs included in other liabilities and accrued expenses were $1,519 and $1,582, respectively. As of December 31, 2018, assets, net of accumulated depreciation, associated with the Company’s AROs totaled $877. During 2018 and 2017, the Company spent $178 and $377, respectively, on its AROs, and recognized accretion expense of $84, $73 and $70 in 2018, 2017 and 2016, respectively, on its AROs.

The AROs were estimated based on studies and the Company’s process knowledge and estimates and are discounted using a credit adjusted risk-free interest rate. The AROs are adjusted when further information warrants an adjustment. The Company estimates annual expenditures of approximately $100 to $200 each in years 2019 through 2023 relating to its AROs.

(l)         Other Assets

Other assets consist of the following:

	December 31,
	2018	2017
Deferred financing costs	$19	$35
Other	530	678
	$549	$713

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

Years Ended December 31, 2018, 2017 and 2016

Generally, the timing of these accruals will coincide with completion of a feasibility study or the Company’s commitment to a formal plan of action.

The Company incurred capital expenditures related to environmental matters of approximately $1,152 in 2018, $440 in 2017 and $477 in 2016.

(n)         Income and Dividends Per Share of Common Stock

The following table sets forth the computation of basic and diluted income per common share:

	Years Ended December 31,
	2018	2017	2016
Net income for basic and diluted income per common share	$19,685	$27,148	$17,754
Weighted-average shares for basic income per common share	5,595,384	5,577,312	5,567,902
Effect of dilutive securities:
Employee and director stock options(1)	6,993	11,184	4,071
Adjusted weighted-average shares and assumed exercises for diluted income per common share	5,602,377	5,588,496	5,571,973
Basic net income per common share	$3.52	$4.87	$3.19
Diluted net income per common share	$3.51	$4.86	$3.19

(1)	Excludes 9,900, 0, and 22,425 stock options in 2018, 2017 and 2016, respectively, as antidilutive because the exercise price exceeded the average per share market price for the periods presented.

The Company paid $0.54, $0.54 and $0.50 of cash dividends per share of common stock in 2018, 2017 and 2016, respectively.

(o)         Stock‑Based Compensation

The Company expenses all stock‑based payments to employees and directors, including grants of stock options and restricted stock, in the Company’s Consolidated Statements of Income based on their fair values. Compensation cost is recognized on a straight-line basis over the vesting period.

(p)         Derivative Instruments and Hedging Activities

Every derivative instrument is recorded on the Company’s Consolidated Balance Sheets as either an asset or liability measured at its fair value. Changes in the derivative’s fair value are recognized currently in earnings unless specific hedge accounting criteria are met. If the derivative is designated as a cash flow hedge, changes in fair value are recognized in comprehensive income or loss until the hedged item is recognized in earnings.  The Company estimated fair value utilizing the cash flows valuation technique. The fair values of derivative contracts that expire in less than one year are recognized as current assets or liabilities. Those that expire in more than one year are recognized as long-term assets or liabilities. See Notes 1(f), 4 and 9.

(q)         Income Taxes

The Company utilizes the asset and liability approach in its reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share amounts)

Years Ended December 31, 2018, 2017 and 2016

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

(r)         Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain changes in assets and liabilities, such as mark‑to‑market gains or losses of interest rate and foreign exchange hedges and minimum pension liability adjustments, are reported as a separate component of the stockholders’ equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. See Notes 1(p), 4 and 9.

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

In February 2016, the FASB issued Accounting Standards Update No. 2016-02 (“ASU 2016-02”), “Leases,” which requires the recognition of lease assets and lease liabilities by lessees for all leases greater than one year in duration and classified as operating leases under previous guidance.  ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim periods within those periods.  The Company intends to adopt ASU 2016-02 using the current-period adjustment method which will result in application of the new guidance at January 1, 2019, the beginning of the period of adoption.  Based on its existing leases as of December 31, 2018, the Company estimates the effect on total assets and total liabilities will be approximately $3,500 each, with the addition of a right-of-use asset and related liability. The Company does not expect adoption of this standard will have a material effect on its Consolidated Financial Statements other than recording the assets and liabilities, discussed in the previous sentence, to its balance sheet.

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

Years Ended December 31, 2018, 2017 and 2016

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

(3) Banking Facilities and Debt

The Company’s credit agreement with Wells Fargo Bank, N.A. (the “Lender”) provides for a $75,000 revolving credit facility (the “Revolving Facility”) and an incremental four-year accordion feature to borrow up to an additional $50,000 on the same terms, subject to approval by the Lender or another lender selected by the Company.  The terms of the credit agreement provide for a final maturity of the Revolving Facility and any incremental loan on May 7, 2020; interest rates, at the Company’s option, of LIBOR plus a margin of 1.000% to 2.000%, or the Lender’s Prime Rate plus a margin of 0.000% to 1.000%; and a commitment fee range of 0.200% to 0.350% on the undrawn portion of the Revolving Facility.  The Revolving Facility interest rate margins and commitment fee are determined quarterly in accordance with a pricing grid based upon the Company’s Cash Flow Leverage Ratio, defined as the ratio of the Company’s total funded senior indebtedness to earnings before interest, taxes, depreciation, depletion, amortization and stock-based compensation expense (“EBITDA”) for the 12 months ended on the last day of the most recent calendar quarter, plus pro forma EBITDA from any businesses acquired during the period.  Pursuant to a security agreement, dated August 25, 2004, the Revolving Facility is secured by the Company’s existing and hereafter acquired tangible assets, intangible assets and real property.  The maturity of the Revolving Facility and any incremental loans can be accelerated if any event of default, as defined under the credit agreement, occurs.  The Company’s maximum Cash Flow Leverage Ratio is 3.50 to 1.  As of October 27, 2016, the Company amended its credit agreement to increase the letter of credit sublimit under the Revolving Facility from $5,000 to $10,000.

The Company may pay dividends so long as it remains in compliance with the provisions of the Company’s credit agreement, and may purchase, redeem or otherwise acquire shares of its common stock so long as its pro forma Cash Flow Leverage Ratio is less than 3.00 to 1.00 and no default or event of default exists or would exist after giving effect to such stock repurchase.

The Company had no debt outstanding at December 31, 2018 or 2017.  The Company had $1,246 of letters of credit issued at December 31, 2018, which count as draws against the available commitment under the Revolving Facility.

(4) Comprehensive Income

The components of comprehensive income for the years ended December 31 are as follows:

	2018	2017	2016

Net income	$19,685	$27,148	$17,754
Mark to market of foreign exchange hedges	(128)	464	(352)
Deferred income tax benefit (expense)	29	(155)	129
Comprehensive income	$19,586	$27,457	$17,531

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share amounts)

Years Ended December 31, 2018, 2017 and 2016

(5) Income Taxes

Income tax expense (benefit) for the years ended December 31 is as follows:

	2018	2017	2016
Current income tax expense	$1,863	$5,407	$5,087
Deferred income tax expense (benefit)	20	(7,612)	777
Income tax expense (benefit)	$1,883	$(2,205)	$5,864

A reconciliation of income taxes computed at the federal statutory rate to income tax (benefit) expense for the years ended December 31 is as follows:

	2018		2017		2016
		Percent of		Percent of		Percent of
		Pretax		Pretax		Pretax
	Amount	Income	Amount	Income	Amount	Income
Income taxes computed at the federal statutory rate	$4,529	21.0%	$8,730	35.0%	$8,266	35.0%
(Reduction) increase in taxes resulting from:
Benefit of reduced federal income tax rates	—	—	(7,447)	(29.9)	—	—
Statutory depletion in excess of cost depletion	(1,199)	(5.6)	(2,004)	(8.0)	(1,854)	(7.9)
Research and development tax credit	(1,775)	(8.2)	(1,433)	(5.7)	(167)	(0.7)
Manufacturing deduction	—	—	(674)	(2.7)	(666)	(2.8)
State income taxes, net of federal income tax benefit	178	0.8	235	0.9	202	0.9
Other	150	0.7	388	1.6	83	0.3
Income tax expense (benefit)	$1,883	8.7%	$(2,205)	(8.8)%	$5,864	24.8%

The $7,447 benefit of reduced federal income tax rates in 2017 resulted from the 2017 Tax Act, which was signed into law on December 22, 2017.  The 2017 Tax Act reduced the enacted federal income tax rate for corporations from 35% to 21% beginning in 2018.  Applying the lower federal income tax rate to the Company’s book to tax differences resulted in a one-time reduction to the Company’s deferred tax liabilities, net, recorded as an income tax benefit in the Consolidated Statements of Income in 2017. The research and development tax credit in 2018, 2017 and 2016 is associated with the ongoing construction of the St. Clair kiln project.

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share amounts)

Years Ended December 31, 2018, 2017 and 2016

Components of the Company’s deferred tax liabilities and assets are as follows:

	December 31,	December 31,
	2018	2017
Deferred tax liabilities
Lime and limestone property, plant and equipment	$11,219	$11,023
Fair value liability of foreign exchange hedges	—	26
Natural gas interests drilling costs and equipment	1,475	1,622
	12,694	12,671
Deferred tax assets
Fair value liability of foreign exchange hedges	3	—
Other	326	297
	329	297
Deferred tax liabilities, net	$12,365	$12,374

Current income taxes are classified on the Company’s Consolidated Balance Sheets as follows:

Prepaid expenses and other current assets	$—	$1,394
Accrued expenses	$54	$—

The Company had no federal net operating loss carry forwards at December 31, 2018. The Company reduces deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is “more likely than not” that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets are considered fully recognizable because of the Company’s recent income history and expectations of income in the future.  The Company’s federal income tax returns for the year ended December 31, 2015 and subsequent years remain subject to examination.  The Company’s income tax returns in certain state income tax jurisdictions remain subject to examination for various periods for the year ended December 31, 2015 and subsequent years.  The Company treats interest and penalties on income tax liabilities as income tax expense.

(6) Employee Retirement Plans

The Company has a contributory retirement (401(k)) savings plans for non‑union employees and for union employees of Arkansas Lime Company and Texas Lime Company. Company contributions to these plans were $251, $209 and $185 in 2018, 2017 and 2016, respectively.

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

The number of shares of common stock that may be subject to outstanding awards granted under the 2001 Plan (determined immediately after the grant of any award) may not exceed 741,413 from the inception of the 2001 Plan. In addition, no individual may receive awards in any one calendar year of more than 100,000 shares of common stock. Stock options granted under the 2001 Plan expire ten years from the date of grant and generally become exercisable, or vest, immediately. Restricted stock generally vests over periods of one‑half to three years. Upon the exercise of stock

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share amounts)

Years Ended December 31, 2018, 2017 and 2016

options, the Company issues common stock from its non‑issued authorized or treasury shares that have been reserved for issuance pursuant to the 2001 Plan. At December 31, 2018, the number of shares of common stock remaining available for future grants of stock options, restricted stock or other forms of stock‑based compensation under the 2001 Plan was 45,157.

The Company recorded $1,489, $1,405 and $1,036 for stock‑based compensation expense related to stock options and shares of restricted stock for 2018, 2017 and 2016, respectively. The amounts included in cost of revenues were $154, $144 and $148 and in selling, general and administrative expense were $1,335, $1,261 and $888, for 2018, 2017 and 2016, respectively.

A summary of the Company’s stock option and restricted stock activity and related information for the year ended December 31, 2018 and certain other information for the years ended December 31, 2018, 2017 and 2016 are as follows:

		Weighted-			Weighted-
		Average	Aggregate		Average
	Stock	Exercise	Intrinsic	Restricted	Grant-Date
	Options	Price	Value	Stock	Fair Value
Outstanding (stock options); non-vested (restricted stock) at December 31, 2017	67,400	$61.90	$1,033	17,665	$69.96
Granted	9,900	71.61	—	18,063	72.12
Exercised (stock options); vested (restricted stock)	(17,000)	57.80	447	(17,732)	74.85
Forfeited	—	—	—	(402)	72.42
Outstanding (stock options); non-vested (restricted stock) at December 31, 2018	60,300	$64.64	$507	17,594	$71.36
Exercisable at December 31, 2018	60,300	$64.64	$507	n/a	n/a

	2018	2017	2016
Weighted-average fair value of stock options granted during the year	$17.74	$17.61	$13.12
Weighted-average remaining contractual life for stock options in years	6.87	6.57	6.78
Total fair value of stock options vested during the year	$176	$174	$130
Total intrinsic value of stock options exercised during the year	$447	$86	$150
Total fair value of restricted stock vested during the year	$1,327	$1,232	$907

There were no non‑vested stock options at December 31, 2018, and the weighted‑average remaining contractual life of the outstanding and exercisable stock options at such date was 6.87 years. The total compensation cost not yet recognized for restricted stock at December 31, 2018 was $1,258, which will be recognized over the weighted average of 1.23 years.

The fair value for the stock options was estimated at the date of grant using a lattice‑based option valuation model, with the following weighted‑average assumptions for the 2018, 2017 and 2016 grants: risk‑free interest rates of 2.51% to 2.80% (weighted average 2.59%) in 2018, 1.45% to 1.81% (weighted average 1.73%) in 2017 and 0.92% to 1.49% (weighted average 1.37%) in 2016; a dividend yield of 0.73% to 0.76% (weighted average 0.75%) in 2018, 0.54% to 0.67% (weighted average 0.57%) in 2017 and 0.67% to 1.00% (weighted average of 0.74%) in 2016; and a volatility factor of .256 to .249 (weighted average .250) in 2018, .258 to .265 (weighted average .260) in 2017 and .264 to .275 (weighted average .266) in 2016, based on the monthly per‑share closing prices for three years preceding the date of

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share amounts)

Years Ended December 31, 2018, 2017 and 2016

issuance. In addition, the fair value of these options was estimated based on an expected life of three to five years. The fair value of restricted stock is based on the closing per‑share price of the Company’s common stock on the date of grant.

(8) Share Repurchases

In December 2015, the Company commenced a publicly announced share repurchase program to repurchase up to $10,000 of its common stock.  During December 2015, the Company repurchased 3,086 shares at a weighted-average price of $54.79 per share.  Pursuant to the share repurchase program, in 2016 the Company repurchased 50,068 shares at a weighted-average price of $53.52 per share.  On November 19, 2018, the Company extended the repurchase program through November 30, 2019.  No shares were repurchased under the program in 2018 or 2017.

In addition, during 2018, pursuant to provisions in the 2001 Plan that allow employees and directors to pay the tax withholding liability upon the lapse of restrictions on restricted stock in either cash and/or delivery of shares of the Company’s common stock, the Company repurchased 5,385 shares at a weighted-average price of $76.32 per share.

(9) Commitments and Contingencies

The Company leases some of the equipment used in its operations under operating leases. Generally, the leases are for periods varying from one to five years and are renewable at the option of the Company. The Company also has a lease for corporate office space. Total lease and rent expense was $2,260, $2,359 and $2,659 for 2018, 2017 and 2016, respectively. As of December 31, 2018, future minimum payments under operating leases that were either non‑cancelable or subject to significant penalty upon cancellation were $1,319 for 2019, $1,030 for 2020, $720 for 2021, $397 for 2022, $0 for 2023 and $0 thereafter.

The Company is party to lawsuits and claims arising in the normal course of business, none of which, in the opinion of management, is expected to have a material adverse effect on the Company’s financial condition, results of operations, cash flows or competitive position.

The Company is not contractually committed to any planned capital expenditures until actual orders are placed for equipment or services. At December 31, 2018, the Company had approximately $1,333 for open equipment and construction contracts and orders related to the new kiln project at its St. Clair facilities. One of the contracts for this project requires future payments totaling 0.4 million Euros, or approximately $422.  In addition, at December 31, 2018, the Company had a contract related to a capital project at its Arkansas facilities that required future payments totaling 1.0 million Euros, or approximately $1,157.  To hedge against potential losses due to changes in the Euro to U.S. Dollar exchange rates, the Company has entered into foreign exchange (“FX”) hedges with Wells Fargo Bank, N.A. as the counterparty to the hedges to fix the exchange rate for the 1.4 million Euros.  The hedges have been effective as defined under applicable accounting rules.  Therefore, changes in fair value of the FX hedges are reflected in comprehensive income.  The Company will be exposed to credit losses in the event of non-performance by the counterparty to the hedges.  Due to the strengthening of the Euro, compared to the U.S. Dollar during 2018, the fair value of the FX hedges resulted in a liability of $16 at December 31, 2018, which is included in accrued expenses, compared to an asset of $111 at December 31, 2017, which is included in prepaid expenses and other current assets ($83) and other assets, net ($28).  See Notes 1(f), 1(p) and 4.

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

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share amounts)

Years Ended December 31, 2018, 2017 and 2016

Operating results and certain other financial data for the years ended December 31, 2018, 2017 and 2016 for the Company’s two business segments are as follows:

Revenues	2018	2017	2016
Lime and limestone operations	$141,922	$142,612	$137,190
Natural gas interests	2,513	2,232	2,092
Total revenues	$144,435	$144,844	$139,282
Depreciation, depletion and amortization
Lime and limestone operations	$16,741	$15,694	$15,063
Natural gas interests	650	646	868
Total depreciation, depletion and amortization	$17,391	$16,340	$15,931
Gross profit
Lime and limestone operations	$29,482	$33,652	$33,032
Natural gas interests	1,004	728	60
Total gross profit	$30,486	$34,380	$33,092
Identifiable assets, at year end
Lime and limestone operations	$169,182	$133,350	$126,015
Natural gas interests	6,596	7,085	7,768
Unallocated corporate assets and cash items	68,893	88,011	76,376
Total identifiable assets	$244,671	$228,446	$210,159
Capital expenditures
Lime and limestone operations	$53,762	$21,335	$17,649
Natural gas interests	—	2	15
Total capital expenditures	$53,762	$21,337	$17,664

(11) Supplementary Financial Information for Oil and Gas Producing Activities (Unaudited)

Results of Operations from Oil and Gas Producing Activities

The Company’s natural gas interests consist of royalty and non‑operated working interests in wells drilled on the Company’s approximately 3,800 acres of land located in Johnson County, Texas in the Barnett Shale Formation. The Company also has royalty and non-operated working interests in wells drilled from drillsites on the Company’s property under a lease covering approximately 538 acres of land contiguous to the Company’s Johnson County, Texas property.

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share amounts)

Years Ended December 31, 2018, 2017 and 2016

The following sets forth certain information with respect to the Company’s results of operations and costs incurred for its natural gas interests for the years ended December 31, 2018, 2017 and 2016:

	2018	2017	2016
Results of Operations
Revenues	$2,513	$2,232	$2,092
Production and operating costs	859	858	1,164
Depreciation and depletion	650	646	868
Results of operations before income taxes	1,004	728	60
Income tax expense (benefit)	155	145	(93)
Results of operations (excluding corporate overhead and interest costs)	$849	$583	$153
Costs Incurred
Development costs incurred	$—	$2	$15
Exploration costs	—	—	—
Capitalized asset retirement costs	—	—	—
Property acquisition costs	—	—	—
Capitalized Costs
Natural gas properties - proved	$18,414	$18,414	$18,412
Less: accumulated depreciation and depletion	12,198	11,546	10,900
Net capitalized costs for natural gas properties	$6,216	$6,868	$7,512

Unaudited Oil and Natural Gas Reserve and Standardized Measure Information

The independent petroleum engineering firm of LaRoche Petroleum Consultants, Ltd. has been retained by the Company to estimate its proved natural gas reserves as of December 31, 2018 and December 31, 2017.  The Company had retained the independent petroleum engineering firm of DeGolyer and MacNaughton to estimate its proved natural gas reserves as of December 31, 2016.  No events have occurred since December 31, 2018 that would have a material effect on the estimated proved reserves.

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

In calculating the future net cash flows for its royalty and non-operated working interests in the table below as of December 31, 2018, 2017 and 2016, the Company utilized 12‑month average prices of $2.82, $2.81 and $2.65 per MCF of natural gas and $25.57, $20.23 and $16.61 per BBL of natural gas liquids, respectively.

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share amounts)

Years Ended December 31, 2018, 2017 and 2016

Unaudited Summary of Changes in Proved Reserves

		Natural Gas		Natural Gas		Natural Gas
	Natural	Liquids	Natural Gas	Liquids	Natural Gas	Liquids
	Gas (BCF)	(MMBBLS)	(BCF)	(MMBBLS)	(BCF)	(MMBBLS)
	2018	2018	2017	2017	2016	2016
Proved reserves - beginning of year	4.6	0.7	3.9	0.5	5.3	0.7
Revisions of previous estimates	(0.3)	(0.0)	1.3	0.3	(0.9)	(0.1)
Extensions and discoveries	—	—	—	—	—	—
Production	(0.4)	(0.1)	(0.6)	(0.1)	(0.5)	(0.1)
Proved reserves - end of year	3.9	0.6	4.6	0.7	3.9	0.5
Proved developed reserves - end of year	3.9	0.6	4.6	0.7	3.9	0.5

Unaudited Standardized Measure of Discounted Future Net Cash Flows

	2018	2017	2016
Future estimated gross revenues	$25,759	$26,786	$17,908
Future estimated production and development costs	(10,095)	(11,170)	(8,402)
Future estimated net revenues	15,664	15,616	9,506
Future estimated income tax expense	(2,479)	(2,592)	(2,458)
Future estimated net cash flows	13,185	13,024	7,048
10% annual discount for estimated timing of cash flows	(6,695)	(6,448)	(2,851)
Standardized measure of discounted future estimated net cash flows	$6,490	$6,576	$4,197

Unaudited Changes in Standardized Measure of Discounted Future Net Cash Flows

	2018	2017	2016
Standardized measure - beginning of year	$6,576	$4,197	$5,286
Net change in sales prices and production costs	1,675	1,146	(1,403)
Sales of natural gas produced, net of production costs	(1,654)	(1,372)	(928)
Net change due to changes in quantity estimates	(590)	1,594	(1,732)
Previously estimated development costs incurred	—	—	—
Net change in income taxes	414	(155)	414
Accretion of discount	555	456	571
Timing of production of reserves and other	(486)	710	1,989
Standardized measure - end of year	$6,490	$6,576	$4,197

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share amounts)

Years Ended December 31, 2018, 2017 and 2016

(12) Summary of Quarterly Financial Data (unaudited)

	2018
	March 31,	June 30,	September 30,	December 31,
Revenues
Lime and limestone operations	$34,714	$38,557	$34,713	$33,938
Natural gas interests	573	685	559	696
	$35,287	$39,242	$35,272	$34,634
Gross profit
Lime and limestone operations	$6,793	$9,327	$6,992	$6,370
Natural gas interests	244	310	204	246
	$7,037	$9,637	$7,196	$6,616
Net income	$4,262	$6,638	$4,554	$4,231
Basic income per common share	$0.76	$1.19	$0.81	$0.76
Diluted income per common share	$0.76	$1.18	$0.81	$0.75

	2017
	March 31,	June 30,	September 30,	December 31,
Revenues
Lime and limestone operations	$35,517	$35,965	$36,428	$34,702
Natural gas interests	636	553	506	537
	$36,153	$36,518	$36,934	$35,239
Gross profit
Lime and limestone operations	$8,020	$8,722	$9,476	$7,434
Natural gas interests	218	116	76	318
	$8,238	$8,838	$9,552	$7,752
Net income	$4,620	$5,278	$5,667	$11,583
Basic income per common share	$0.83	$0.95	$1.02	$2.08
Diluted income per common share	$0.83	$0.94	$1.01	$2.07

(13) Subsequent Event

On January 31, 2019, the Company declared a regular quarterly cash dividend of $0.135 (13.5 cents) per share on the Company’s common stock. This dividend is payable on March 15, 2019 to shareholders of record at the close of business on February 22, 2019.

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

As of December 31, 2018, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in the 2013 “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

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

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information appearing under “Election of Directors,” “Nominees for Director,” “Executive Officers Who Are Not Directors” and “Corporate Governance” in the definitive Proxy Statement for the Company’s 2019 Annual Meeting of Shareholders (the “2019 Proxy Statement”) is hereby incorporated by reference in answer to this Item 10. The Company anticipates that it will file the 2019 Proxy Statement with the SEC on or before April 30, 2019.

ITEM 11.  EXECUTIVE COMPENSATION.

The information appearing under “Executive Compensation” and “Compensation of Directors” in the 2019 Proxy Statement is hereby incorporated by reference in answer to this Item 11.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information appearing under “Voting Securities and Principal Shareholder,” “Shareholdings of Company Directors and Executive Officers” and “Executive Compensation” in the 2019 Proxy Statement is hereby incorporated by reference in answer to this Item 12.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information appearing under “Voting Securities and Principal Shareholder” and “Corporate Governance” in the 2019 Proxy Statement is hereby incorporated by reference in answer to this Item 13.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information appearing under “Independent Auditors” in the 2019 Proxy Statement is hereby incorporated by reference in answer to this Item 14.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)1.    The following financial statements are included in Item 8:

Reports of Independent Registered Public Accounting Firm
Consolidated Financial Statements:
Consolidated Balance Sheets as of December 31, 2018 and 2017;
Consolidated Statements of Income for the Years Ended December 31, 2018, 2017 and 2016;
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2018, 2017 and 2016;
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2018, 2017 and 2016;
Consolidated Statements of Cash Flows for the Years Ended December 31, 2018, 2017 and 2016; and
Notes to Consolidated Financial Statements.

2.All financial statement schedules are omitted because they are not applicable or are immaterial or the required information is presented in the consolidated financial statements or the related notes.

(b)Exhibits

The Exhibit Index set forth below is incorporated by reference in response to this Item.

EXHIBIT INDEX

3.1

Articles of Amendment to the Articles of Incorporation of Scottish Heritable, Inc. dated as of January 25, 1994 (incorporated by reference to Exhibit 3(a) to the Company’s Annual Report on Form 10‑K for the fiscal year ended December 31, 1993, File Number 000‑04197).

3.2

Restated Articles of Incorporation of the Company dated as of May 14, 1990 (incorporated by reference to Exhibit 3(b) to the Company’s Annual Report on Form 10‑K for the fiscal year ended December 31, 1993, File Number 000‑04197).

3.3

Amended and Restated Bylaws of United States Lime & Minerals, Inc. as of April 26, 2013 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8‑K filed May 1, 2013, File Number 000‑04197).

10.1.1

Form of stock option grant agreement under the United States Lime & Minerals, Inc. 2001 Long‑Term Incentive Plan, as Amended and Restated (incorporated by reference to Exhibit 10.2.1 to the Company’s Annual Report on Form 10‑K for the fiscal year ended December 31, 2006, File Number 000‑04197).

10.1.2

Form of restricted stock grant agreement under the United States Lime & Minerals, Inc. 2001 Long‑Term Incentive Plan, as Amended and Restated (incorporated by reference to Exhibit 10.2.2 to the Company’s Annual Report on Form 10‑K for the fiscal year ended December 31, 2006, File Number 000‑04197).

10.1.3

United States Lime & Minerals, Inc. 2001 Long‑Term Incentive Plan, as Amended and Restated (incorporated by reference to Exhibit A to the Company’s definitive Proxy Statement for its Annual Meeting of Shareholders held on May 2, 2014, File Number 000‑04197).

10.2

Employment Agreement effective as of January 1, 2015 between United States Lime & Minerals, Inc. and Timothy W. Byrne, including Cash Performance Bonus Award Agreement dated as of January 1, 2015 between United States Lime and Minerals, Inc. and Timothy W. Byrne, set forth as Exhibit A thereto (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2014, File Number 000‑04197).

10.3

Oil and Gas Lease Agreement dated as of May 28, 2004 between Texas Lime Company and EOG Resources, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2004, File Number 000‑04197).

10.4

Credit Agreement dated as of August 25, 2004 among United States Lime & Minerals, Inc., each Lender from time to time a party thereto, and Wells Fargo Bank, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8‑K dated August 31, 2004, File Number 000‑04197).

10.5

Security Agreement dated as of August 25, 2004 among United States Lime & Minerals, Inc., Arkansas Lime Company, Colorado Lime Company, Texas Lime Company and U. S. Lime Company—Houston, in favor of Wells Fargo Bank, N. A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8‑K dated August 31, 2004, File Number 000‑4197).

10.6

Second Amendment to Credit Agreement dated as of October 19, 2005 among United States Lime & Minerals, Inc., each Lender from time to time a party thereto, and Wells Fargo Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8‑K dated October 20, 2005, File Number 000‑04197).

10.7

Amended and Restated Confirmation dated October 14, 2005 entered into by and between United States Lime & Minerals, Inc. and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8‑K dated October 20, 2005, File Number 000‑04197).

10.8

Third Amendment to Credit Agreement dated as of March 30, 2007 among United States Lime & Minerals, Inc., each Lender from time to time a party thereto, and Wells Fargo Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8‑K dated March 30, 2007, File Number 000‑04197).

10.9

Fourth Amendment to Credit Agreement dated as of June 1, 2010 among United States Lime & Minerals, Inc., each Lender from time to time a party thereto, and Wells Fargo Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8‑K dated June 1, 2010, File Number 000‑04197).

10.10

Fifth Amendment to Credit Agreement dated as of May 7, 2015 among United States Lime & Minerals, Inc., each lender from time to time a party thereto, and Wells Fargo Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, File Number 000-04197).

10.11

Sixth Amendment to Credit Agreement dated as of October 27, 2016 among United States Lime & Minerals, Inc., each lender from time to time a party thereto, and Wells Fargo Bank, N.A., as administrative agent (incorporated by reference to exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, File Number 000-04197).

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

UNITED STATES LIME & MINERALS, INC.

Date: March 1, 2019	By:	/s/ Timothy W. Byrne
Timothy W. Byrne,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 1, 2019	By:	/s/ Timothy W. Byrne
Timothy W. Byrne,
President, Chief Executive Officer, and Director (Principal Executive Officer)

Date: March 1, 2019	By:	/s/ Michael L. Wiedemer
Michael L. Wiedemer,
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: March 1, 2019	By:	/s/ Antoine M. Doumet
Antoine M. Doumet,
Director and Chairman of the Board

Date: March 1, 2019	By:	/s/ Richard W. Cardin
Richard W. Cardin,
Director

Date: March 1, 2019	By:	/s/ Ray M. Harlin
Ray M. Harlin
Director

Date: March 1, 2019	By:	/s/ Billy R. Hughes
Billy R. Hughes,
Director

Date: March 1, 2019	By:	/s/ Edward A. Odishaw
Edward A. Odishaw,
Director and Vice Chairman of the Board