Form 10-Q
period 2019-03-31
UNITED STATES LIME & MINERALS INC
filed 2019-05-03
CIK 82020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.10 par value	USLM	The NASDAQ Stock Market LLC

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:  As of May 2, 2019, 5,611,981 shares of common stock, $0.10 par value, were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

(Unaudited)

	March 31,	December 31,
	2019	2018
ASSETS
Current assets
Cash and cash equivalents	$68,341	$67,218
Trade receivables, net	22,710	19,602
Inventories, net	12,821	12,846
Prepaid expenses and other current assets	1,476	1,692
Total current assets	105,348	101,358
Property, plant and equipment	353,580	348,472
Less accumulated depreciation and depletion	(208,393)	(205,708)
Property, plant and equipment, net	145,187	142,764
Operating lease right-of-use assets	4,020	—
Other assets, net	514	549
Total assets	$255,069	$244,671
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$6,109	$4,570
Current portion of operating lease liabilities	1,425	—
Accrued expenses	2,343	3,393
Total current liabilities	9,877	7,963
Deferred tax liabilities, net	13,601	12,365
Operating lease liabilities, excluding current portion	2,644	—
Other liabilities	1,372	1,376
Total liabilities	27,494	21,704
Stockholders’ equity
Common stock	661	661
Additional paid-in capital	26,176	25,867
Accumulated other comprehensive loss	(33)	(13)
Retained earnings	254,939	250,568
Less treasury stock, at cost	(54,168)	(54,116)
Total stockholders’ equity	227,575	222,967
Total liabilities and stockholders’ equity	$255,069	$244,671

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2019		2018
Revenues
Lime and limestone operations	$37,465	99.1%	$34,714	98.4%
Natural gas interests	334	0.9%	573	1.6%
	37,799	100.0%	35,287	100.0%
Cost of revenues
Labor and other operating expenses	25,038	66.2%	24,073	68.2%
Depreciation, depletion and amortization	4,068	10.7%	4,177	11.8%
	29,106	76.9%	28,250	80.0%
Gross profit	8,693	23.1%	7,037	20.0%
Selling, general and administrative expenses	2,673	7.1%	2,501	7.1%
Operating profit	6,020	16.0%	4,536	12.9%
Other (income) expense
Interest expense	62	0.2%	62	0.2%
Interest and other income, net	(492)	(1.3)%	(353)	(1.0)%
	(430)	(1.1)%	(291)	(0.8)%
Income before income tax expense	6,450	17.1%	4,827	13.7%
Income tax expense	1,322	3.5%	565	1.6%
Net income	$5,128	13.6%	$4,262	12.1%
Net income per share of common stock
Basic	$0.91		$0.76
Diluted	$0.91		$0.76

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Net income	$5,128	$4,262
Other comprehensive loss
Mark to market of foreign exchange hedges, net of tax benefit of $6 and $10 for the 2019 and 2018 periods, respectively	(20)	(34)
Total other comprehensive loss	(20)	(34)
Comprehensive income	$5,108	$4,228

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(dollars in thousands)

(Unaudited)

				Accumulated
	Common Stock		Additional	Other
	Shares		Paid-In	Comprehensive	Retained	Treasury
	Outstanding	Amount	Capital	(Loss) Income	Earnings	Stock	Total
Balances at December 31, 2018	5,607,401	$661	$25,867	$(13)	$250,568	$(54,116)	$222,967
Stock-based compensation	3,333	—	309	—	—	—	309
Treasury shares purchased	(753)	—	—	—	—	(52)	(52)
Cash dividends paid	—	—	—	—	(757)	—	(757)
Net income	—	—	—	—	5,128	—	5,128
Mark to market of foreign exchange hedges, net of $6 tax benefit	—	—	—	(20)	—	—	(20)
Comprehensive (loss) income	—	—	—	(20)	5,128	—	5,108
Balances at March 31, 2019	5,609,981	$661	$26,176	$(33)	$254,939	$(54,168)	$227,575

				Accumulated
	Common Stock		Additional	Other
	Shares		Paid-In	Comprehensive	Retained	Treasury
	Outstanding	Amount	Capital	(Loss) Income	Earnings	Stock	Total
Balances at December 31, 2017	5,588,821	$659	$24,307	$86	$233,905	$(53,705)	$205,252
Stock options exercised	2,000	—	73	—	—	—	73
Stock-based compensation	2,733	—	316	—	—	—	316
Treasury shares purchased	(861)	—	—	—	—	(61)	(61)
Cash dividends paid	—	—	—	—	(755)	—	(755)
Net income	—	—	—	—	4,262	—	4,262
Mark to market of foreign exchange hedges, net of $10 tax benefit	—	—	—	(34)	—	—	(34)
Comprehensive (loss) income	—	—	—	(34)	4,262	—	4,228
Balances at March 31, 2018	5,592,693	$659	$24,696	$52	$237,412	$(53,766)	$209,053

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
OPERATING ACTIVITIES:
Net income	$5,128	$4,262
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	4,121	4,230
Amortization of deferred financing costs	4	8
Deferred income taxes	1,246	471
Loss on disposition of property, plant and equipment	386	211
Stock-based compensation	309	316
Changes in operating assets and liabilities:
Trade receivables, net	(3,108)	(2,601)
Inventories, net	25	947
Prepaid expenses and other current assets	216	417
Other assets	31	20
Accounts payable and accrued expenses	(899)	(1,705)
Other liabilities	15	(56)
Net cash provided by operating activities	7,474	6,520
INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(5,684)	(7,620)
Proceeds from sale of property, plant and equipment	142	108
Net cash used in investing activities	(5,542)	(7,512)
FINANCING ACTIVITIES:
Cash dividends paid	(757)	(755)
Proceeds from exercise of stock options	—	73
Purchase of treasury shares	(52)	(61)
Net cash used in financing activities	(809)	(743)
Net increase (decrease) in cash and cash equivalents	1,123	(1,735)
Cash and cash equivalents at beginning of period	67,218	85,000
Cash and cash equivalents at end of period	$68,341	$83,265

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.    Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by United States Lime & Minerals, Inc. (the “Company”) without independent audit.  In the opinion of the Company’s management, all adjustments of a normal and recurring nature necessary to present fairly the financial position, results of operations, comprehensive income and cash flows for the periods presented have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted.  The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2018.  The results of operations for the three-month period ended March 31, 2019 are not necessarily indicative of operating results for the full year.

2.    Organization

The Company is headquartered in Dallas, Texas, and operates through two business segments.  Through its Lime and Limestone Operations, the Company is a manufacturer of lime and limestone products, supplying primarily the construction (including highway, road and building contractors), industrial (including paper and glass manufacturers), environmental (including municipal sanitation and water treatment facilities and flue gas treatment processes), metals (including steel producers), oil and gas services, roof shingle manufacturers and agriculture (including poultry and cattle feed producers) industries.  The Company operates lime and limestone plants and distribution facilities in Arkansas, Colorado, Louisiana, Oklahoma and Texas through its wholly owned subsidiaries, Arkansas Lime Company, Colorado Lime Company, Texas Lime Company, U.S. Lime Company, U.S. Lime Company – Shreveport, U.S. Lime Company – St. Clair and U.S. Lime Company – Transportation.  In addition, the Company, through its wholly owned subsidiary, U.S. Lime Company – O & G, LLC, has royalty and non-operating working interests in natural gas wells located in Johnson County, Texas, in the Barnett Shale Formation.

3.    Accounting Policies

Revenue Recognition.  The Company recognizes revenue for its Lime and Limestone Operations in accordance with the terms of its purchase orders, contracts or purchase agreements, which is generally upon shipment, and when payment is considered probable.  Revenues include external freight billed to customers with related costs accounted for as fulfillment costs and included in cost of revenues.  The Company’s returns and allowances are minimal.  External freight billed to customers in the first quarter 2019 and 2018 included in revenues was $6.9 million and $5.9 million, respectively, which approximates the amount of external freight included in cost of revenues. Sales taxes billed to customers are not included in revenues.  For its Natural Gas Interests, the Company recognizes revenue in the month of production and delivery.

The Company operates its Lime and Limestone Operations within a single geographic region and derives all revenues from that segment from the sale of lime and limestone products.  Revenues from the Company’s Natural Gas Interests are from the Company’s royalty and non-operating working interest in Johnson County, Texas.  See Note 4 to the condensed consolidated financial statements for disaggregation of revenues by segment, which the Company believes best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

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

Leases.  The Company determines if an arrangement is a lease at inception.  When recording operating leases, the Company records a lease liability based on the net present value of the lease payments over the lease term and a corresponding right-of-use asset.  Operating leases are included in operating lease right-of-use assets, current portion of operating lease liabilities and operating lease liabilities, excluding current portion, on the balance sheet.  Lease expense is recognized over the lease term on a straight-line basis.  Lease terms include options to extend the lease when it is reasonably certain the Company will exercise the option.  For leases with a term of twelve months or less, the Company does not record a right-of-use asset and a lease liability and records lease expense on a straight-line basis.  See Note 9 to the condensed consolidated financial statements.

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

The Company’s financial assets and liabilities measured at fair value on a recurring basis at March 31, 2019 and December 31, 2018, respectively, are summarized below (in thousands):

			Significant Other
			Observable Inputs
			(Level 2)
	March 31,	December 31,	March 31,	December 31,
	2019	2018	2019	2018	Valuation Technique
Foreign exchange hedges	$(42)	$(16)	$(42)	$(16)	Cash flows approach

New Accounting Pronouncements.  In February 2016, the FASB issued Accounting Standards Update No. 2016-02 (“ASU 2016-02”), “Leases,” which requires the recognition of lease assets and lease liabilities by lessees for all leases greater than one year in duration and classified as operating leases under previous guidance.  For operating leases, a lessee will be required to recognize at inception a right-of-use asset and a lease liability equal to the net present value of the lease payments, with lease expense recognized over the lease term on a straight-line basis.  For leases with a term of twelve months or less, ASU 2016-02 allows a reporting entity to make an accounting policy election to not recognize a right-of-use asset and a lease liability, and to recognize lease expense on a straight-line basis.  The Company adopted ASU 2016-02 at January 1, 2019, using the current-period adjustment method.  Under the current-period adjustment method, a reporting entity continues to apply legacy guidance, including disclosure requirements, in the comparative periods presented in the year of adoption, recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption, if any.  Adoption of ASU 2016-02 resulted in an increase in assets of $3.9 million with corresponding liabilities of $3.9 million and no impact on retained earnings at January 1, 2019.

In August 2017, the FASB issued Accounting Standards Update No. 2017-12 (“ASU 2017-12”), “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.”  This standard better aligns an entity’s risk management activities and financial reporting for hedging relationships and enhances the transparency and understandability of hedge results through improved disclosures.  The Company adopted ASU 2017-12 at January 1, 2019.  Adoption of ASU 2017-12 had no impact on the Company’s condensed consolidated financial statements.

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

The following table sets forth operating results and certain other financial data for the Company’s two business segments (in thousands):

	Three Months Ended March 31,
Revenues	2019	2018
Lime and limestone operations	$37,465	$34,714
Natural gas interests	334	573
Total revenues	$37,799	$35,287
Depreciation, depletion and amortization
Lime and limestone operations	$3,929	$4,012
Natural gas interests	139	165
Total depreciation, depletion and amortization	$4,068	$4,177
Gross profit
Lime and limestone operations	$8,686	$6,793
Natural gas interests	7	244
Total gross profit	$8,693	$7,037
Capital expenditures
Lime and limestone operations	$5,684	$7,620
Natural gas interests	—	—
Total capital expenditures	$5,684	$7,620

5.    Income Per Share of Common Stock

The following table sets forth the computation of basic and diluted income per common share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2019	2018
Net income for basic and diluted income per common share	$5,128	$4,262
Weighted-average shares for basic income per common share	5,609	5,590
Effect of dilutive securities:
Employee and director stock options(1)	6	8
Adjusted weighted-average shares and assumed exercises for diluted income per common share	5,615	5,598
Basic net income per common share	$0.91	$0.76
Diluted net income per common share	$0.91	$0.76

(1)	Excludes 27 and 17 stock options for the three-month 2019 and 2018 periods, respectively, as anti-dilutive because the exercise price exceeded the average per share market price for the period.

6.    Accumulated Other Comprehensive Income

The following table presents the components of comprehensive income (in thousands):

	Three Months Ended March 31,
	2019	2018
Net income	$5,128	$4,262
Mark to market of foreign exchange hedges	(26)	(44)
Deferred income tax benefit	6	10
Comprehensive income	$5,108	$4,228

In November 2016, to hedge against potential losses due to changes in the Euro to U.S. Dollar exchange rates, the Company entered into foreign exchange (“FX”) hedges with Wells Fargo Bank, N.A. (“Wells Fargo”) as the counterparty to the FX hedges to fix the exchange rates for 5.5 million Euros in connection with a contractual obligation related to the St. Clair kiln project, of which FX hedges with respect to 0.4 million Euros remained outstanding at March 31, 2019.  In May 2018, the Company entered into additional FX hedges with Wells Fargo to fix the exchange rate for 2.2 million Euros in connection with a contractual obligation related to the purchase and installation of equipment at Arkansas Lime Company, of which FX hedges with respect to 0.3 million Euros remained outstanding at March 31 2019.  At March 31, 2019 and December 31, 2018, the Company had total FX hedges fixing the exchange rates for 0.7 million Euros and 1.4 million Euros, respectively.  The Company will be exposed to credit losses in the event of non-performance by the counterparty to the FX hedges.  The FX hedges have been effective as defined under applicable accounting rules.  Therefore, changes in the fair value of the FX hedges are reflected in comprehensive income.  Due to changes in the U.S. Dollar, compared to the Euro, the fair value of the hedges resulted in net liabilities of $42 and $16 at March 31, 2019 and December 31, 2018, respectively, which is included in accrued expenses.

7.    Inventories, Net

Inventories are valued principally at the lower of cost, determined using the average cost method, or market.  Costs for raw materials and finished goods include materials, labor, and production overhead.  Inventories, net consisted of the following (in thousands):

	March 31,	December 31,
	2019	2018
Lime and limestone inventories:
Raw materials	$4,813	$4,693
Finished goods	1,830	2,153
	6,643	6,846
Service parts inventories	6,178	6,000
	$12,821	$12,846

8.   Banking Facilities and Debt

At March 31, 2019, the Company’s credit agreement with Wells Fargo Bank, N.A. (the “Lender”) provided for a $75 million revolving credit facility (the “Revolving Facility”) and an incremental four-year accordion feature to borrow up to an additional $50 million on the same terms, subject to approval by the Lender or another lender selected by the Company.  The credit agreement also provided for a $10 million letter of credit sublimit under the Revolving Facility.  The Revolving Facility and any incremental borrowings were scheduled to mature on May 7, 2020, prior to an amendment entered into on May 2, 2019 to extend the maturity date to May 2, 2024 and renew the four-year accordion feature (see Note 12 to the condensed consolidated financial statements).

Interest rates on the Revolving Facility are, at the Company’s option, LIBOR plus a margin of 1.000% to 2.000%, or the Lender’s Prime Rate plus a margin of 0.000% to 1.000%; and a commitment fee range of 0.200% to 0.350% on the undrawn portion of the Revolving Facility.  The Revolving Facility interest rate margins and commitment fee are determined quarterly in accordance with a pricing grid based upon the Company’s Cash Flow Leverage Ratio, defined as the ratio of the Company’s total funded senior indebtedness to earnings before interest, taxes, depreciation, depletion, amortization and stock-based compensation expense (“EBITDA”) for the 12 months ended on the last day of the most recent calendar quarter, plus pro forma EBITDA from any businesses acquired during the period.  Pursuant to a security agreement, dated August 25, 2004, the Revolving Facility is secured by the Company’s existing and hereafter acquired tangible assets, intangible assets and real property.  The maturity of the Revolving Facility and any incremental loans can be accelerated if any event of default, as defined under the credit agreement, occurs. The Company’s maximum Cash Flow Leverage Ratio is 3.50 to 1.  Other than the extension of the maturity date of the Revolving Facility and any incremental borrowings to May 2, 2024 and the renewal of the four-year accordion feature, the amendment discussed in Note 12 did not significantly modify any of the key terms of the credit agreement.

The Company may pay dividends so long as it remains in compliance with the provisions of the Company’s credit agreement, and may purchase, redeem or otherwise acquire shares of its common stock so long as its pro forma Cash Flow Leverage Ratio is less than 3.00 to 1.00 and no default or event of default exists or would exist after giving effect to such stock repurchase.

As of March 31, 2019, the Company had no debt outstanding and no draws on the Revolving Facility other than $1.2 million of letters of credit, including $0.8 million related to the St. Clair kiln project, which count as draws against the available commitment under the Revolving Facility.

9.    Leases

The Company has operating leases for the use of equipment, corporate office space, and some of its terminal and distribution facilities.  The leases have remaining lease terms of 0 to 6 years, with a weighted-average remaining lease term of 3 years at March 31, 2019.  Some operating leases include options to extend the leases for up to 5 years.  At January 1, 2019, upon implementation of ASU 2016-02, the liability for the Company’s operating leases was discounted to present value using a weighted-average discount rate of 3.5%.  The components of lease costs for the three months ended March 31, 2019 were as follows:

		Three Months Ended March 31,
	Classification	2019
Operating lease cost (1)	Cost of revenues	$486
Operating lease cost	Selling, general and administrative	53
Rental revenues	Other (income) expense	(12)
Net lease cost		$527

(1)Includes the costs of leases with a term of 12 months or less.

As of March 31, 2019, future minimum payments under operating leases that were either non-cancelable or subject to significant penalty upon cancellation, including future minimum payments under renewal options that the Company is reasonably certain to exercise, were as follows:

2019 (excluding the three months ended March 31, 2019)	$1,194
2020	1,315
2021	1,074
2022	437
2023	150
Thereafter	138
Total future minimum lease payments	4,308
Less imputed interest	(239)
Present value of lease liabilities	$4,069

Supplemental cash flow information pertaining to the Company’s leasing activity for the three months ended March 31, 2019 was as follows:

Three Months Ended March 31,
2019
Cash payments for operating lease liabilities	$375
Right-of-use assets obtained in exchange for operating lease obligations	$484

10.    Income Taxes

The Company has estimated that its effective income tax rate for 2019 will be 20.5%.  The primary reason for the effective income tax rate being below the federal statutory rate is due to statutory depletion, which is allowed for income tax purposes and is a permanent difference between net income for financial reporting purposes and taxable income.  In 2018, the effective income tax rate was further reduced from the federal statutory rate due to research and development tax credits associated with the construction of the St. Clair kiln project.

11.    Dividends

The Company paid $0.8 million in cash dividends, based on a dividend of $0.135 (13.5 cents) per share on its common stock, to shareholders in each of the first quarters 2019 and 2018.

12.    Subsequent Event

On May 1, 2019, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.135 (13.5 cents) per share on the Company’s common stock.  This dividend is payable on June 14, 2019 to shareholders of record at the close of business on May 24, 2019.

On May 2, 2019, the Company amended its credit agreement with the Lender.  The terms of the amended credit agreement provide for a final maturity date of the Revolving Facility and any incremental borrowings of May 2, 2024.  Other key terms of the credit agreement, including the amounts provided for under the Revolving Facility and the four-year accordion feature, the interest rates and the commitment fees, were unchanged by the amendment.  See Note 8 to the condensed consolidated financial statements.

ITEM 2:     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements.  Any statements contained in this Report that are not statements of historical fact are forward‑looking statements as defined in the Private Securities Litigation Reform Act of 1995. Forward‑looking statements in this Report, including without limitation statements relating to the Company’s plans, strategies, objectives, expectations, intentions, and adequacy of resources, are identified by such words as “will,” “could,” “should,” “would,” “believe,” “possible,” “potential,” “expect,” “intend,” “plan,” “schedule,” “estimate,” “anticipate” and “project.”  The Company undertakes no obligation to publicly update or revise any forward‑looking statements. The Company cautions that forward‑looking statements involve risks and uncertainties that could cause actual results to differ materially from expectations, including without limitation the following: (i) the Company’s plans, strategies, objectives, expectations, and intentions are subject to change at any time at the Company’s discretion; (ii) the Company’s plans and results of operations will be affected by its ability to maintain and increase its revenues and manage its growth; (iii) the Company’s ability to meet short‑term and long‑term liquidity demands, including meeting the Company’s operating and capital needs, including for the modernization and expansion and development project at St. Clair and possible acquisitions, repurchasing the Company’s common stock and paying dividends, and conditions in the credit and equity markets, including the ability of the Company’s customers to meet their obligations; (iv) interruptions to operations and increased expenses at the Company’s facilities resulting from changes in mining methods or conditions, variability of chemical or physical properties of the Company’s limestone and its impact on process equipment and product quality, inclement weather conditions, natural disasters, accidents, IT systems failures or disruptions, including due to cyber security incidents or regulatory requirements; (v) volatile coal, petroleum coke, diesel, natural gas, electricity, transportation and freight costs and the consistent availability of trucks, truck drivers and rail cars to deliver the Company’s products to its customers and solid fuels to its plants on a timely basis at competitive prices; (vi) unanticipated delays or cost overruns in completing modernization and expansion and development projects, including the Company’s St. Clair kiln project that is estimated to cost approximately $50 million in total; (vii) the Company’s ability to expand its Lime and Limestone Operations through projects and acquisitions of businesses with related or similar operations, including obtaining financing for such projects and acquisitions, and to sell any resulting increased production at acceptable prices; (viii) inadequate demand and/or prices for the Company’s lime and limestone products due to increased competition from competitors, increasing competition for certain customer accounts, conditions in the U.S. economy, recessionary pressures in, and the impact of government policies on particular industries, including construction, steel, industrial and oil and gas services, reduced demand from utility plants, effects of governmental fiscal and budgetary constraints, including the level of highway construction and infrastructure funding, the impact of tax reform or further changes to the corporate tax code, legislative impasses, trade wars, tariffs, economic and regulatory uncertainties under state governments and the United States Administration and Congress and inability to continue to maintain or increase prices for the Company’s products, including passing through the increased costs of transportation; (ix) uncertainties of prices and regulations with respect to the Company’s Natural Gas Interests, including the absence of drilling activities on the Company’s O & G Properties, any risks the Company may experience with the change in the operators of the wells drilled on the O & G Properties, inability to explore for new reserves, unitization of existing wells, declines in production rates and plugging and abandoning of existing wells; (x) ongoing and possible new regulations, investigations, enforcement actions and costs, legal expenses, penalties, fines, assessments, litigation, judgments and settlements, taxes and disruptions and limitations of operations, including those related to climate change and health and safety and those that could impact the Company’s ability to continue or renew its operating permits or successfully secure new permits in connection with its modernization and expansion and development projects; (xi) estimates of reserves and remaining lives of reserves; and (xii) other risks and uncertainties set forth in this Report or indicated from time to time in the Company’s filings with the Securities and Exchange Commission (the “SEC”), including the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Overview.

We have two operating segments:  Lime and Limestone Operations and Natural Gas Interests.  Revenues and gross profit are the primary items utilized to evaluate the operating results of our segments and to allocate resources.

Through our Lime and Limestone Operations, we are a manufacturer of lime and limestone products, supplying primarily the construction (including highway, road and building contractors), industrial (including paper and glass manufacturers), environmental (including municipal sanitation and water treatment facilities and flue gas treatment processes), metals (including steel producers), roof shingle manufacturers, oil and gas services and agriculture (including poultry and cattle feed producers) industries.  We are headquartered in Dallas, Texas and operate lime and limestone plants and distribution facilities in Arkansas, Colorado, Louisiana, Oklahoma and Texas through our wholly owned subsidiaries, Arkansas Lime Company, Colorado Lime Company, Texas Lime Company, U.S. Lime Company, U.S. Lime Company – Shreveport, U.S. Lime Company – St. Clair and U.S. Lime Company – Transportation.  The Lime and Limestone Operations represent our principal business.

Our Natural Gas Interests are held in our wholly owned subsidiary, U.S. Lime Company – O & G, LLC, and consist of royalty and non-operating working interests under the O & G Lease with affiliated companies of Enervest, Ltd. and the Drillsite Agreement with XTO Energy, Inc. related to our Johnson County, Texas property, located in the Barnett Shale Formation, on which Texas Lime Company conducts its lime and limestone operations.  No new wells have been drilled or completed on the O & G Properties since 2011.  We cannot predict if any additional wells will be drilled on the O & G Properties, or their results.

Revenues from our Lime and Limestone Operations increased 7.9% in the first quarter 2019, compared to the first quarter 2018.  The increase in revenues in the first quarter 2019 resulted from increased sales volume of 6.1% for our lime and limestone products, principally from construction customers.  During the first quarter 2018, inclement weather conditions in Texas negatively impacted demand from our construction customers.  Precipitation in Texas during the first quarter 2019 was more in line with historical averages and less disruptive to construction demand.  Average prices realized for our lime and limestone products increased 1.8% in the first quarter 2019, compared to the first quarter 2018.

Gross profit from our Lime and Limestone Operations increased by 27.9% in the first quarter 2019 compared to the first quarter 2018.  The increased gross profit from our Lime and Limestone Operations in the first quarter 2019, compared to the first quarter 2018, resulted primarily from the increased revenues discussed above.

Revenues from our Natural Gas Interests decreased 41.7% in the first quarter 2019 compared to the first quarter 2018, resulting primarily from lower prices and decreased production volumes resulting from the normal declines in production rates on our 39 existing natural gas wells.  Gross profit from our Natural Gas Interests decreased 97.1% in the first quarter 2019, compared to the first quarter 2018, as a result of the decreased revenues.

In the first quarter 2019, we applied heat to our new vertical kiln at St. Clair and began testing lime production.  The new kiln is part of a modernization and expansion and development project, which we estimate will cost a total of approximately $50 million.  Through the first quarter of 2019, we had incurred approximately $41.2 million on the project, of which $39.7 million had been paid in cash.  We will begin to depreciate the new kiln and related equipment when they consistently produce commercially saleable quicklime, which we anticipate will occur in the second quarter 2019.

In December 2015, we commenced a publicly announced share repurchase program to purchase up to $10 million of our common stock.  In November 2018, we announced a 12-month extension of the repurchase program through November 2019 to repurchase up to the $7.2 million of our common stock remaining under the program.  No shares have been repurchased under the program since the first quarter 2016.

We paid a regular quarterly cash dividend of $0.135 (13.5 cents) per share on our common stock in the first quarter 2019.  On May 1, 2019, the Board of Directors declared a regular quarterly cash dividend of $0.135 (13.5 cents) per share on our common stock.  This dividend is payable on June 14, 2019 to shareholders of record at the close of business on May 24, 2019.

Liquidity and Capital Resources.

Net cash provided by operating activities was $7.5 million in the first quarter 2019, compared to $6.5 million in the first quarter 2018, an increase of $1.0 million, or 14.6%.  Our net cash provided by operating activities is composed of net income, depreciation, depletion and amortization (“DD&A”), other non‑cash items included in net income and changes in working capital. In the first quarter 2019, net cash provided by operating activities was principally composed of $5.1 million net income, $4.1million DD&A, $0.4 million loss on disposition of equipment, $0.3 million stock‑based compensation, $1.2 million deferred income taxes and a $3.7 million decrease from changes in operating assets and liabilities. Changes in operating assets and liabilities in the first quarter 2019 included an increase of $3.1 million in trade receivables, net, a decrease of $0.2 million in prepaid expenses and other current assets and a decrease of $0.9 million in accounts payable and accrued expenses.  In the first quarter 2018, net cash provided by operating activities was principally composed of $4.3 million net income, $4.2 million DD&A, $0.3 million stock‑based compensation, $0.5 million deferred income taxes and a $2.9 million decrease from changes in operating assets and liabilities.  Changes in operating assets and liabilities in the first quarter 2018 included an increase of $2.6 million in trade receivables, net, a decrease of $0.9 million of inventories, net, a decrease of $0.4 million in prepaid expenses and other current assets and a decrease of $1.7 million in accounts payable and accrued expenses.

We had $5.7 million in capital expenditures in the first quarter 2019, including $0.7 million on the St. Clair kiln project, compared to $7.6 million in the first quarter 2018, including $5.2 million on the St. Clair kiln project.  As of March 31, 2019, we had incurred a total of $41.2 million on the St. Clair kiln project, of which $39.7 million had been paid in cash. We anticipate that most of the balance of the approximately $50 million total cost of the project will be incurred and paid by the end of 2019.

Net cash used in financing activities was $0.8 million in the first quarter 2019, compared to $0.7 million in the first quarter 2018, consisting primarily of cash dividends paid in each period.

Cash and cash equivalents increased $1.1 million to $68.3 million at March 31, 2019, from $67.2 million at December 31, 2018.

At March 31, 2019, our credit agreement with Wells Fargo Bank, N.A. (the “Lender”) provided for a $75 million revolving credit facility (the “Revolving Facility”) and an incremental four-year accordion feature to borrow up to an additional $50 million on the same terms, subject to approval by the Lender or another lender selected by us.  The credit agreement also provided for a $10 million letter of credit sublimit under the Revolving Facility.

Interest rates on the Revolving Facility are, at our option, LIBOR plus a margin of 1.000% to 2.000%, or the Lender’s Prime Rate plus a margin of 0.000% to 1.000%; and a commitment fee range of 0.200% to 0.350% on the undrawn portion of the Revolving Facility.  The Revolving Facility interest rate margins and commitment fee are determined quarterly in accordance with a pricing grid based upon our Cash Flow Leverage Ratio, defined as the ratio of our total funded senior indebtedness to earnings before interest, taxes, depreciation, depletion, amortization and stock-based compensation expense (“EBITDA”) for the 12 months ended on the last day of the most recent calendar quarter, plus pro forma EBITDA from any businesses acquired during the period.  Pursuant to a security agreement, dated August 25, 2004, the Revolving Facility is secured by our existing and hereafter acquired tangible assets, intangible assets and real property.  The maturity of the Revolving Facility and any incremental loans can be accelerated if any event of default, as defined under the credit agreement, occurs.  Our maximum Cash Flow Leverage Ratio is 3.50 to 1.

We may pay dividends so long as we remain in compliance with the provisions of our credit agreement, and we may purchase, redeem or otherwise acquire shares of our common stock so long as our pro forma Cash Flow Leverage Ratio is less than 3.00 to 1.00 and no default or event of default exists or would exist after giving effect to such stock repurchase.

On May 2, 2019, we entered into a seventh amendment, dated as of May 2, 2019 (the “Amendment”), to our credit agreement with the Lender.  We entered into the Amendment to extend the final maturity date of the Revolving Facility and any incremental borrowings to May 2, 2024 and renew the four-year accordion feature.  Other key terms of the credit agreement, including the amounts provided for under the Revolving Facility and the four-year accordion feature, the interest rates and the commitment fees, were unchanged by the Amendment.  The foregoing description of the Amendment is hereby qualified in its entirety by reference to the full text of the Amendment, which is filed herewith as Exhibit 10.1 under Item 6 of Part II of this Report and incorporated by reference herein.

We are not contractually committed to any planned capital expenditures until actual orders are placed for equipment.  As of March 31, 2019, we had approximately $0.8 million of commitments for open orders related to planned capital expenditures, including approximately $0.5 million related to the St. Clair kiln project.

At March 31, 2019, we had no debt outstanding and no draws on the Revolving Facility other than $1.2 million of letters of credit, including $0.8 million related to the St. Clair kiln project, which count as draws against the available commitment under the Revolving Facility.  We believe that, absent a significant acquisition, cash on hand and cash flows from operations will be sufficient to meet our operating needs, ongoing capital needs, including current and possible modernization and expansion and development projects such as the kiln project at St. Clair, and liquidity needs and allow us to repurchase up to $7.2 million of our common stock remaining to be repurchased under our extended share repurchase program as well as pay regular cash dividends for the near future.

Results of Operations.

Revenues in the first quarter 2019 were $37.8 million, compared to $35.3 million in the first quarter 2018, an increase of $2.5 million, or 7.1%.  Revenues from our Lime and Limestone Operations in the first quarter 2019 increased $2.8 million, or 7.9%, to $37.5 million from $34.7 million in the first quarter 2018, while revenues from our Natural Gas Interests decreased $239 thousand, or 41.7%, to $334 thousand in the first quarter 2019 from $573 thousand in the first quarter 2018.  The increase in lime and limestone revenues in the first quarter 2019, compared to the first quarter 2018, resulted primarily from the increased sales volumes of our lime and limestone products.

Production volumes from our Natural Gas Interests in the first quarter 2019 totaled 118 thousand MCF, sold at an average price of $2.84 per MCF, compared to 130 thousand MCF, sold at an average price of $4.41 per MCF, in the first quarter 2018.  Our average prices per MCF in the first quarter 2019 were lower than average prices for the first quarter 2018 primarily due to decreases in market prices for natural gas and natural gas liquids.

Gross profit was $8.7 million in the first quarter 2019, compared to $7.0 million in the first quarter 2018, an increase of $1.7 million, or 23.5%.  Gross profit from our Lime and Limestone Operations in the first quarter 2019 was $8.7 million, an increase of $1.9 million, or 27.9%, from $6.8 million in the first quarter 2018.  Gross profit margin as a percentage of revenues from our Lime and Limestone Operations increased in the first quarter 2019 to 23.2% from 19.6% in the first quarter 2018.  The increase in gross profit and gross profit margin in the first quarter 2019, compared to the first quarter 2018, resulted primarily from the increase in revenues discussed above.

Gross profit from our Natural Gas Interests decreased to $7 thousand in the first quarter 2019 from $244 thousand in the first quarter 2018, a decrease of $237 thousand.  The decreased gross profit for our Natural Gas Interests resulted from the decrease in revenues discussed above.

Selling, general and administrative expenses (“SG&A”) were $2.7 million and $2.5 million in the first quarters 2019 and 2018, respectively.  As a percentage of revenues, SG&A was 7.1% in each of the first quarters 2019 and 2018.

Interest expense was $0.1 million in each of the first quarters 2019 and 2018, as we had no outstanding debt during either period.  Interest and other income, net increased $0.1 million, or 39.4%, to $0.5 million income in the first quarter 2019 from $0.4 million income in the first quarter 2018, due to increased interest rates received on cash and cash equivalents in the 2019 period.

Income tax expense increased to $1.3 million in the first quarter 2019, compared to $0.6 million in the first quarter 2018, an increase of $0.8 million, or 134.0%.  The increases in income tax expense in the first quarter 2019 was due to increased income in the first quarter 2019, compared to 2018, and research and development tax credits in the first quarter 2018 associated with the construction of the St. Clair kiln project.  Our effective income tax rate for each of the first quarters 2019 and 2018 was reduced from the federal rate primarily due to statutory depletion, which is allowed for income tax purposes and is a permanent difference between net income for financial reporting purposes and taxable income.  Our effective income tax rate for the first quarter 2018 was further reduced from the federal rate due to research and development tax credits discussed above.

Our net income was $5.1 million ($0.91 per share diluted) in the first quarter 2019, compared to net income of $4.3 million ($0.76 per share diluted) in the first quarter 2018, an increase of $0.9 million, or 20.3%.

ITEM 3:     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk.

We could be exposed to changes in interest rates, primarily as a result of floating interest rates on the Revolving Facility.  There was no outstanding balance on the Revolving Facility subject to interest rate risk at March 31, 2019.  Any future borrowings under the Revolving Facility would be subject to interest rate risk.  See Note 8 of Notes to Condensed Consolidated Financial Statements.

Foreign Exchange Risk.

At March 31, 2019, we had contracts related to the purchase and installation of equipment that require future payments totaling 0.7 million Euros.  We have entered into foreign exchange hedges fixing our U.S. Dollar liability at $0.8 million.  We could be exposed to changes in the Euro to U.S. Dollar exchange rates for obligations not effectively fixed by the hedges.  See Note 6 of Notes to Condensed Consolidated Financial Statements.

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

PART II.     OTHER INFORMATION

ITEM 2:     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In December 2015, we commenced a publicly announced share repurchase program to repurchase up to $10 million of our common stock.  In November 2018, we announced a 12-month extension of the repurchase program through November 2019 to repurchase up to the $7.2 million of our common stock remaining under the program.  We did not repurchase any shares pursuant to this program in the first quarter 2019.

In addition, our Amended and Restated 2001 Long-Term Incentive Plan allows employees and directors to pay the exercise price for stock options and the tax withholding liability upon the lapse of restrictions on restricted stock by payment in cash and/or delivery of shares of common stock.  In the first quarter 2019, pursuant to these provisions, we repurchased 753 shares at a price of $68.59 per share, the fair market value of one share of our common stock on the date that they were tendered for payment of tax withholding liability upon the lapse of restrictions on restricted stock.

ITEM 4:    MINE SAFETY DISCLOSURES

Under Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of SEC Regulation S‑K, each operator of a coal or other mine is required to include disclosures regarding certain mine safety results in its periodic reports filed with the SEC.  The operation of our quarries, underground mine and plants is subject to regulation by the federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977.  The required information regarding certain mining safety and health matters, broken down by mining complex, for the quarter ended March 31, 2019 is presented in Exhibit 95.1 to this Report.

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

ITEM 5:    OTHER INFORMATION

The information required by this Item is hereby incorporated by reference from the description of the Amendment set forth in Item 2 of Part I of this Report under the heading “Liquidity and Capital Resources.”

ITEM 6:    EXHIBITS

The Exhibit Index set forth below is incorporated by reference in response to this Item.

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION
10.1

Seventh Amendment to the Credit Agreement, dated as of May 2, 2019, among United States Lime & Minerals, Inc., each lender from time to time a party thereto, and Wells Fargo Bank, N.A., as administrative agent.

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

UNITED STATES LIME & MINERALS, INC.

May 3, 2019	By:	/s/ Timothy W. Byrne
Timothy W. Byrne
President and Chief Executive Officer
(Principal Executive Officer)

May 3, 2019	By:	/s/ Michael L. Wiedemer
Michael L. Wiedemer
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)