Form 10-Q
period 2019-06-30
UNITED STATES LIME & MINERALS INC
filed 2019-08-02
CIK 82020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June  30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:  As of July 31, 2019, 5,612,772 shares of common stock, $0.10 par value, were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

(Unaudited)

	June 30,	December 31,
	2019	2018
ASSETS
Current assets
Cash and cash equivalents	$73,672	$67,218
Trade receivables, net	22,946	19,602
Inventories, net	12,329	12,846
Prepaid expenses and other current assets	1,351	1,692
Total current assets	110,298	101,358
Property, plant and equipment	358,707	348,472
Less accumulated depreciation and depletion	(212,079)	(205,708)
Property, plant and equipment, net	146,628	142,764
Operating lease right-of-use assets	4,054	—
Other assets, net	493	549
Total assets	$261,473	$244,671
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$4,952	$4,570
Current portion of operating lease liabilities	1,465	—
Accrued expenses	3,025	3,393
Total current liabilities	9,442	7,963
Deferred tax liabilities, net	14,974	12,365
Operating lease liabilities, excluding current portion	2,547	—
Other liabilities	1,369	1,376
Total liabilities	28,332	21,704
Stockholders’ equity
Common stock	662	661
Additional paid-in capital	26,632	25,867
Accumulated other comprehensive loss	(8)	(13)
Retained earnings	260,212	250,568
Less treasury stock, at cost	(54,357)	(54,116)
Total stockholders’ equity	233,141	222,967
Total liabilities and stockholders’ equity	$261,473	$244,671

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
Revenues
Lime and limestone operations	$38,581	99.0%	$38,557	98.3%	$76,046	99.1%	$73,271	98.3%
Natural gas interests	373	1.0%	685	1.7%	707	0.9%	1,258	1.7%
	38,954	100.0%	39,242	100.0%	76,753	100.0%	74,529	100.0%
Cost of revenues
Labor and other operating expenses	25,002	64.2%	25,317	64.5%	50,040	65.2%	49,390	66.3%
Depreciation, depletion and amortization	4,225	10.8%	4,288	11.0%	8,293	10.7%	8,465	11.4%
	29,227	75.0%	29,605	75.5%	58,333	75.9%	57,855	77.6%
Gross profit	9,727	25.0%	9,637	24.5%	18,420	24.1%	16,674	22.4%
Selling, general and administrative expenses	2,639	6.8%	2,565	6.5%	5,312	6.9%	5,066	6.8%
Operating profit	7,088	18.2%	7,072	18.0%	13,108	17.2%	11,608	15.6%
Other (income) expense
Interest expense	60	0.2%	63	0.2%	122	0.2%	125	0.2%
Interest and other income, net	(490)	(1.3)%	(459)	(1.2)%	(982)	(1.2)%	(812)	(1.1)%
	(430)	(1.1)%	(396)	(1.0)%	(860)	(1.0)%	(687)	(0.9)%
Income before income tax expense	7,518	19.3%	7,468	19.0%	13,968	18.2%	12,295	16.5%
Income tax expense	1,485	3.8%	830	2.1%	2,807	3.7%	1,395	1.9%
Net income	$6,033	15.5%	$6,638	16.9%	$11,161	14.5%	$10,900	14.6%
Net income per share of common stock
Basic	$1.07		$1.19		$1.99		$1.95
Diluted	$1.07		$1.18		$1.99		$1.95

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$6,033	$6,638	$11,161	$10,900
Other comprehensive income (loss)
Mark to market of foreign exchange hedges, net of tax (expense) benefit of $(7) and $(1) for the three months and six months ended June 30, 2019, respectively, and $17 and $27 for the three months and six months ended June 30, 2018, respectively	25	(55)	5	(89)
Total other comprehensive income (loss)	25	(55)	5	(89)
Comprehensive income	$6,058	$6,583	$11,166	$10,811

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(dollars in thousands)

(Unaudited)

				Accumulated
	Common Stock		Additional	Other
	Shares		Paid-In	Comprehensive	Retained	Treasury
	Outstanding	Amount	Capital	(Loss) Income	Earnings	Stock	Total
Balances at December 31, 2018	5,607,401	$661	$25,867	$(13)	$250,568	$(54,116)	$222,967
Stock-based compensation	3,333	—	309	—	—	—	309
Treasury shares purchased	(753)	—	—	—	—	(52)	(52)
Cash dividends paid	—	—	—	—	(757)	—	(757)
Net income	—	—	—	—	5,128	—	5,128
Mark to market of foreign exchange hedges, net of $6 tax benefit	—	—	—	(20)	—	—	(20)
Comprehensive (loss) income	—	—	—	(20)	5,128	—	5,108
Balances at March 31, 2019	5,609,981	661	26,176	(33)	254,939	(54,168)	227,575
Stock options exercised	2,000	—	75	—	—	—	75
Stock-based compensation	3,173	1	381	—	—	—	382
Treasury shares purchased	(2,361)	—	—	—	—	(189)	(189)
Cash dividends paid	—	—	—	—	(760)	—	(760)
Net income	—	—	—	—	6,033	—	6,033
Mark to market for foreign exchange hedges, net of $7 tax expense	—	—	—	25	—	—	25
Comprehensive income	—	—	—	25	6,033	—	6,058
Balances at June 30, 2019	5,612,793	$662	$26,632	$(8)	$260,212	$(54,357)	$233,141

				Accumulated
	Common Stock		Additional	Other
	Shares		Paid-In	Comprehensive	Retained	Treasury
	Outstanding	Amount	Capital	(Loss) Income	Earnings	Stock	Total
Balances at December 31, 2017	5,588,821	$659	$24,307	$86	$233,905	$(53,705)	$205,252
Stock options exercised	2,000	—	73	—	—	—	73
Stock-based compensation	2,733	—	316	—	—	—	316
Treasury shares purchased	(861)	—	—	—	—	(61)	(61)
Cash dividends paid	—	—	—	—	(755)	—	(755)
Net income	—	—	—	—	4,262	—	4,262
Mark to market of foreign exchange hedges, net of $10 tax benefit	—	—	—	(34)	—	—	(34)
Comprehensive (loss) income	—	—	—	(34)	4,262	—	4,228
Balances at March 31, 2018	5,592,693	659	24,696	52	237,412	(53,766)	209,053
Stock options exercised	3,200	—	—	—	—	—	—
Stock-based compensation	4,319	1	396	—	—	—	397
Treasury shares purchased	(2,262)	—	—	—	—	(190)	(190)
Cash dividends paid	—	—	—	—	(756)	—	(756)
Net income	—	—	—	—	6,638	—	6,638
Mark to market for foreign exchange hedges, net of $17 tax benefit	—	—	—	(55)	—	—	(55)
Comprehensive (loss) income	—	—	—	(55)	6,638	—	6,583
Balances at June 30, 2018	5,597,950	$660	$25,092	$(3)	$243,294	$(53,956)	$215,087

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2019	2018
OPERATING ACTIVITIES:
Net income	$11,161	$10,900
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	8,404	8,572
Amortization of deferred financing costs	6	15
Deferred income taxes	2,619	1,157
Loss on disposition of property, plant and equipment	97	345
Stock-based compensation	691	713
Changes in operating assets and liabilities:
Trade receivables, net	(3,344)	(4,450)
Inventories, net	517	1,289
Prepaid expenses and other current assets	341	438
Other assets	50	93
Accounts payable and accrued expenses	(452)	(697)
Other liabilities	(54)	(145)
Net cash provided by operating activities	20,036	18,230
INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(12,360)	(19,378)
Proceeds from sale of property, plant and equipment	461	183
Net cash used in investing activities	(11,899)	(19,195)
FINANCING ACTIVITIES:
Cash dividends paid	(1,517)	(1,511)
Proceeds from exercise of stock options	75	73
Purchase of treasury shares	(241)	(251)
Net cash used in financing activities	(1,683)	(1,689)
Net increase (decrease) in cash and cash equivalents	6,454	(2,654)
Cash and cash equivalents at beginning of period	67,218	85,000
Cash and cash equivalents at end of period	$73,672	$82,346

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.    Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by United States Lime & Minerals, Inc. (the “Company”) without independent audit.  In the opinion of the Company’s management, all adjustments of a normal and recurring nature necessary to present fairly the financial position, results of operations, comprehensive income and cash flows for the periods presented have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2018.  The results of operations for the three- and six-month periods ended June  30, 2019 are not necessarily indicative of operating results for the full year.

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

3.    Accounting Policies

Revenue Recognition.  The Company recognizes revenue for its Lime and Limestone Operations in accordance with the terms of its purchase orders, contracts or purchase agreements, which is generally upon shipment, and when payment is considered probable.  Revenues include external freight billed to customers with related costs accounted for as fulfillment costs and included in cost of revenues.  The Company’s returns and allowances are minimal.  External freight billed to customers included in 2019 and 2018 revenues was $7.1 million and $6.8 million, for the respective three-month periods, and $13.9 and $12.7 million, for the respective six-month periods, which approximates the amount of external freight included in cost of revenues. Sales taxes billed to customers are not included in revenues.  For its Natural Gas Interests, the Company recognizes revenue in the month of production and delivery.

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

The Company’s financial liabilities measured at fair value on a recurring basis at June  30, 2019 and December 31, 2018, respectively, are summarized below (in thousands):

			Significant Other
			Observable Inputs
			(Level 2)
	June 30,	December 31,	June 30,	December 31,
	2019	2018	2019	2018	Valuation Technique
Foreign exchange hedges	$(11)	$(16)	$(11)	$(16)	Cash flows approach

New Accounting Pronouncements.  In February 2016, the FASB issued Accounting Standards Update No. 2016-02 (“ASU 2016-02”), “Leases,” which requires the recognition of lease assets and lease liabilities by lessees for all leases greater than one year in duration and classified as operating leases under previous guidance.  For operating leases, a lessee is required to recognize at inception a right-of-use asset and a lease liability equal to the net present value of the lease payments, with lease expense recognized over the lease term on a straight-line basis.  For leases with a term of twelve months or less, ASU 2016-02 allows a reporting entity to make an accounting policy election to not recognize a right-of-use asset and a lease liability, and to recognize lease expense on a straight-line basis.  The Company adopted ASU 2016-02 at January 1, 2019, using the current-period adjustment method.  Under the current-period adjustment method, a reporting entity continues to apply legacy guidance, including disclosure requirements, in the comparative periods presented in the year of adoption, recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption, if any.  Adoption of ASU 2016-02 resulted in an increase in assets of $3.9 million with corresponding liabilities of $3.9 million and no impact on retained earnings at January 1, 2019.

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

The following table sets forth operating results and certain other financial data for the Company’s two business segments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Revenues	2019	2018	2019	2018
Lime and limestone operations	$38,581	$38,557	$76,046	$73,271
Natural gas interests	373	685	707	1,258
Total revenues	$38,954	$39,242	$76,753	$74,529
Depreciation, depletion and amortization
Lime and limestone operations	$4,089	$4,129	$8,018	$8,141
Natural gas interests	136	159	275	324
Total depreciation, depletion and amortization	$4,225	$4,288	$8,293	$8,465
Gross profit
Lime and limestone operations	$9,690	$9,327	$18,376	$16,120
Natural gas interests	37	310	44	554
Total gross profit	$9,727	$9,637	$18,420	$16,674
Capital expenditures
Lime and limestone operations	$6,676	$5,333	$12,360	$19,378
Natural gas interests	—	—	—	—
Total capital expenditures	$6,676	$5,333	$12,360	$19,378

5.    Income Per Share of Common Stock

The following table sets forth the computation of basic and diluted income per common share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income for basic and diluted income per common share	$6,033	$6,638	$11,161	$10,900
Weighted-average shares for basic income per common share	5,614	5,595	5,612	5,593
Effect of dilutive securities:
Employee and director stock options(1)	10	8	7	8
Adjusted weighted-average shares and assumed exercises for diluted income per common share	5,624	5,603	5,619	5,601
Basic net income per common share	$1.07	$1.19	$1.99	$1.95
Diluted net income per common share	$1.07	$1.18	$1.99	$1.95

(1)

Excludes 0 and 14 stock options for the three- and six-month 2019 periods and 2 and 10 stock options for the three- and six-month 2018 periods, respectively, as anti-dilutive because the exercise price exceeded the average per share market price for the period.

6.    Accumulated Other Comprehensive Income

The following table presents the components of comprehensive income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$6,033	$6,638	$11,161	$10,900
Mark to market of foreign exchange hedges	32	(72)	6	(116)
Deferred income tax (expense) benefit	(7)	17	(1)	27
Comprehensive income	$6,058	$6,583	$11,166	$10,811

In November 2016, to hedge against potential losses due to changes in the Euro to U.S. Dollar exchange rates, the Company entered into foreign exchange (“FX”) hedges with Wells Fargo Bank, N.A. (“Wells Fargo”) as the counterparty to the FX hedges to fix the exchange rates for 5.5 million Euros in connection with a contractual obligation related to the St. Clair kiln project, of which FX hedges with respect to 0.4 million Euros remained outstanding at June  30, 2019.  In May 2018, the Company entered into additional FX hedges with Wells Fargo to fix the exchange rate for 2.2 million Euros in connection with a contractual obligation related to the purchase and installation of equipment at Arkansas Lime Company, of which FX hedges with respect to 0.3 million Euros remained outstanding at June  30, 2019.  At June  30, 2019 and December 31, 2018, the Company had total FX hedges fixing the exchange rates for 0.7 million Euros and 1.4 million Euros, respectively.  The Company will be exposed to credit losses in the event of non-performance by the counterparty to the FX hedges.  The FX hedges have been effective as defined under applicable accounting rules.  Therefore, changes in the fair value of the FX hedges are reflected in comprehensive income.  Due to changes in the U.S. Dollar, compared to the Euro, the fair value of the hedges resulted in net liabilities of $11 and $16 at June  30, 2019 and December 31, 2018, respectively, which is included in accrued expenses.

7.    Inventories, Net

Inventories are valued principally at the lower of cost, determined using the average cost method, or market.  Costs for raw materials and finished goods include materials, labor, and production overhead.  Inventories, net consisted of the following (in thousands):

	June 30,	December 31,
	2019	2018
Lime and limestone inventories:
Raw materials	$4,096	$4,693
Finished goods	1,994	2,153
	6,090	6,846
Service parts inventories	6,239	6,000
	$12,329	$12,846

8.   Banking Facilities and Debt

The Company’s credit agreement with Wells Fargo Bank, N.A. (the “Lender”), as amended as of May 2, 2019, provides for a $75 million revolving credit facility (the “Revolving Facility”) and an incremental four-year accordion feature to borrow up to an additional $50 million on the same terms, subject to approval by the Lender or another lender selected by the Company.  The credit agreement also provides for a $10 million letter of credit sublimit under the Revolving Facility.  The Revolving Facility and any incremental loans mature on May 2, 2024.

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

As of June  30, 2019, the Company had no debt outstanding and no draws on the Revolving Facility other than $1.2 million of letters of credit, including  $0.8 million related to the St. Clair kiln project, which count as draws against the available commitment under the Revolving Facility.

9.    Leases

The Company has operating leases for the use of equipment, corporate office space, and some of its terminal and distribution facilities.  The leases have remaining lease terms of 0 to 8 years, with a weighted-average remaining lease term of 3 years at June 30, 2019.  Some operating leases include options to extend the leases for up to 5 years.  At January 1, 2019, upon implementation of ASU 2016-02, the liability for the Company’s operating leases was discounted to present value using a weighted-average discount rate of 3.5%.  The components of lease costs for the three- and six-months ended June 30, 2019 were as follows (in thousands):

		Three Months Ended June 30,	Six Months Ended June 30,
	Classification	2019	2019
Operating lease costs (1)	Cost of revenues	$555	$1,040
Operating lease costs	Selling, general and administrative expenses	54	107
Rental revenues	Other (income) expense	(13)	(25)
Net lease cost		$596	$1,122

(1)Includes the costs of leases with a term of 12 months or less.

As of June 30, 2019, future minimum payments under operating leases that were either non-cancelable or subject to significant penalty upon cancellation, including future minimum payments under renewal options that the Company is reasonably certain to exercise, were as follows (in thousands):

2019 (excluding the six months ended June 30, 2019)	$813
2020	1,388
2021	1,124
2022	480
2023	187
Thereafter	264
Total future minimum lease payments	4,256
Less imputed interest	(244)
Present value of lease liabilities	$4,012

Supplemental cash flow information pertaining to the Company’s leasing activity for the six months ended June 30, 2019 was as follows (in thousands):

Six Months Ended June 30,
2019
Cash payments for operating lease liabilities	$950
Right-of-use assets obtained in exchange for operating lease obligations	$857

10.    Income Taxes

The Company has estimated that its effective income tax rate for 2019 will be 20.1%.  The primary reason for the effective income tax rate being below the federal statutory rate is due to statutory depletion, which is allowed for income tax purposes and is a permanent difference between net income for financial reporting purposes and taxable income.  In 2018, the effective income tax rate was further reduced from the federal statutory rate due to research and development tax credits associated with the construction of the St. Clair kiln project.

11.    Dividends

On June 14, 2019, the Company paid $0.8 million in cash dividends, based on a dividend of $0.135 (13.5 cents) per share of its common stock, to shareholders of record at the close of business on May 24, 2019.  On March 15, 2019, the Company paid $0.8 million in cash dividends, based on a dividend of $0.135 (13.5 cents) per share on its common stock, to shareholders of record at the close of business on February 22, 2019.

12.    Subsequent Event

On July 31, 2019, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.135 (13.5 cents) per share on the Company’s common stock.  This dividend is payable on September 13, 2019 to shareholders of record at the close of business on August 23, 2019.

ITEM 2:     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements.  Any statements contained in this Report that are not statements of historical fact are forward‑looking statements as defined in the Private Securities Litigation Reform Act of 1995. Forward‑looking statements in this Report, including without limitation statements relating to the Company’s plans, strategies, objectives, expectations, intentions, and adequacy of resources, are identified by such words as “will,” “could,” “should,” “would,” “believe,” “possible,” “potential,” “expect,” “intend,” “plan,” “schedule,” “estimate,” “anticipate” and “project.”  The Company undertakes no obligation to publicly update or revise any forward‑looking statements. The Company cautions that forward‑looking statements involve risks and uncertainties that could cause actual results to differ materially from expectations, including without limitation the following: (i) the Company’s plans, strategies, objectives, expectations, and intentions are subject to change at any time at the Company’s discretion; (ii) the Company’s plans and results of operations will be affected by its ability to maintain and increase its revenues and manage its growth; (iii) the Company’s ability to meet short‑term and long‑term liquidity demands, including meeting the Company’s operating and capital needs, including for modernization,  expansion, and development projects  and possible acquisitions, repurchasing the Company’s common stock and paying dividends, and conditions in the credit and equity markets, including the ability of the Company’s customers to meet their obligations; (iv) interruptions to operations and increased expenses at the Company’s facilities resulting from changes in mining methods or conditions, variability of chemical or physical properties of the Company’s limestone and its impact on process equipment and product quality, inclement weather conditions, natural disasters, accidents, IT systems failures or disruptions, including due to cyber security incidents or regulatory requirements; (v) volatile coal, petroleum coke, diesel, natural gas, electricity, transportation and freight costs and the consistent availability of trucks, truck drivers and rail cars to deliver the Company’s products to its customers and solid fuels to its plants on a timely basis at competitive prices; (vi) unanticipated delays or cost overruns in completing modernization,  expansion, and development projects, including the remaining improvements that are part of the Company’s St. Clair kiln project that is estimated to cost approximately $50 million in total; (vii) the Company’s ability to expand its Lime and Limestone Operations through expansion projects and acquisitions of businesses with related or similar operations, including obtaining financing for such projects and acquisitions, and to sell any resulting increased production at acceptable prices; (viii) inadequate demand and/or prices for the Company’s lime and limestone products due to increased competition from competitors, increasing competition for certain customer accounts, conditions in the U.S. economy, recessionary pressures in, and the impact of government policies on particular industries, including construction, steel, industrial and oil and gas services, reduced demand from utility plants, effects of governmental fiscal and budgetary actions or constraints, including the level of highway construction and infrastructure funding, the impact of further changes to the corporate tax code, legislative impasses, trade wars, tariffs, economic and regulatory uncertainties under state governments and the United States Administration and Congress and inability to continue to maintain or increase prices for the Company’s products, including passing through the increased costs of transportation; (ix) uncertainties of prices and regulations with respect to the Company’s Natural Gas Interests, including the absence of drilling activities on the Company’s O & G Properties, any risks the Company may experience with the change in the operators of the wells drilled on the O & G Properties, inability to explore for new reserves, unitization of existing wells, declines in production rates and plugging and abandoning of existing wells; (x) ongoing and possible new regulations, investigations, enforcement actions and costs, legal expenses, penalties, fines, assessments, litigation, judgments and settlements, taxes and disruptions and limitations of operations, including those related to climate change and health and safety and those that could impact the Company’s ability to continue or renew its operating permits or successfully secure new permits in connection with its modernization and expansion and development projects; (xi) estimates of reserves and remaining lives of reserves; and (xii) other risks and uncertainties set forth in this Report or indicated from time to time in the Company’s filings with the Securities and Exchange Commission (the “SEC”), including the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Overview.

We currently have two operating segments:  Lime and Limestone Operations and Natural Gas Interests.  Revenues and gross profit are the primary items utilized to evaluate the operating results of our segments and to allocate resources.

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

Revenues from our Lime and Limestone Operations were essentially flat in the second quarter and increased 3.8% in the first six months 2019, compared to last year’s comparable periods.   In the second quarter 2019, sales volumes of our lime and limestone products decreased 1.8%, primarily because of decreased demand, principally from our construction customers, partially offset by increased demand from our environmental customers, compared to the second quarter 2018.  In the first six months 2019, sales volumes for our lime and limestone products increased 2.3%, primarily because of increased demand from our environmental and steel customers, partially offset by decreased demand from our construction customers.    Weather conditions, particularly in North Texas, interrupted construction projects during the second quarter 2019, which negatively impacted demand for our products in the second quarter 2019.  Average prices realized for our lime and limestone products increased 1.8% and 1.5% for the second quarter and first six months 2019, respectively.

Gross profit from Lime and Limestone Operations increased 3.9% in the second quarter 2019 and 14.0% in the first six months 2019, compared to last year’s comparable periods.  The increased gross profit from our Lime and Limestone Operations in the second quarter 2019, compared to the second quarter 2018, resulted primarily from increased average prices realized for our lime and limestone products, partially offset by decreased demand.  The increased gross profit from our Lime and Limestone Operations in the first six months 2019, compared to the first six months 2018, resulted primarily from the increased revenues discussed above and decreased stripping costs that were more in line with historical patterns, compared to the first six months 2018.

Revenues from our Natural Gas Interests decreased 45.5% and 43.8% in the second quarter and first six months 2019, respectively, compared to the comparable 2018 periods, resulting primarily from lower prices and decreased production volumes due to the normal declines in production rates on our 39 existing natural gas wells.  Gross profit from our Natural Gas Interests decreased 88.1% and 92.1% in the second quarter and first six months 2019, respectively, compared to the second quarter and first six months 2018, primarily due to the decreased revenues discussed above.

In the second quarter 2019, our new vertical kiln at St. Clair began producing  commercially saleable quicklime.  The new kiln is part of a modernization project, which we estimate will cost a total of approximately $50 million.  Through the end of the second quarter of 2019, we had incurred approximately $43.3 million on the project, of which $42.5 million had been paid in cash.    By the end of the second quarter 2019, we had placed approximately 70% of the total modernization project into service and began depreciating the cost of the assets placed into service.  We expect the remaining portion of the project will be completed in the second half 2019.

In December 2015, we commenced a publicly announced share repurchase program to purchase up to $10 million of our common stock.  In November 2018, we announced a 12-month extension of the repurchase program through November 2019 to repurchase up to the $7.2 million of our common stock remaining under the program.  No shares have been repurchased under the program since the first quarter 2016.

We paid a regular quarterly cash dividend of $0.135 (13.5 cents) per share on our common stock in the first two quarters 2019.  On July 31, 2019, the Board of Directors declared a regular quarterly cash dividend of $0.135 (13.5 cents) per share on our common stock.  This dividend is payable on September  13, 2019 to shareholders of record at the close of business on August  23, 2019.

Liquidity and Capital Resources.

Net cash provided by operating activities was $20.0 million in the first six months 2019, compared to $18.2 million in the comparable 2018 period, an increase of $1.8 million, or 9.9%.  Our net cash provided by operating activities is composed of net income, depreciation, depletion and amortization (“DD&A”), other non‑cash items included in net income and changes in working capital. In the first six months 2019, net cash provided by operating activities was principally composed of $11.2 million net income, $8.4 million DD&A, $2.6 million deferred income taxes, $0.7 million stock‑based compensation and a $2.9 million decrease from changes in operating assets and liabilities.  Changes in operating assets and liabilities in the first six months 2019 included an increase of $3.3 million in trade receivables, net, and a decrease of $0.5 million in inventories, net.  In the first six months 2018, net cash provided by operating activities was principally composed of $10.9 million net income, $8.6 million DD&A, $1.2 million deferred income taxes $0.7 million stock‑based compensation and a $3.5 million decrease from changes in operating assets and liabilities.  Changes in operating assets and liabilities in the first six months 2018 included an increase of $4.5 million in trade receivables, net, a decrease of $1.3 million in inventories, net, and a decrease of $0.7 million in accounts payable and accrued expenses.

We had $12.4 million in capital expenditures in the first six months 2019, including $3.8 million on the St. Clair kiln project, compared to $19.4 million in the first six months 2018, including $11.1 million on the St. Clair kiln project.  As of June 30, 2019, we had incurred a total of $43.3 million on the St. Clair kiln project, of which $42.5 million had been paid in cash. We anticipate that most of the balance of the approximately $50 million total cost of the project will be incurred and paid by the end of 2019.

Net cash used in financing activities was $1.7 million in each of the first six months 2019 and 2018, consisting primarily of cash dividends paid in each period.

Cash and cash equivalents increased  $6.5 million to $73.7 million at June  30, 2019, from $67.2 million at December 31, 2018.

Our credit agreement with Wells Fargo Bank, N.A. (the “Lender”), as amended as of May 2, 2019, provides for a $75 million revolving credit facility (the “Revolving Facility”) and an incremental four-year accordion feature to borrow up to an additional $50 million on the same terms, subject to approval by the Lender or another lender selected by us.  The credit agreement also provides for a $10 million letter of credit sublimit under the Revolving Facility.  The Revolving Facility and any incremental loans mature on May 2, 2024.

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

We are not contractually committed to any planned capital expenditures until actual orders are placed for equipment.  As of June 30, 2019, we did not have any material commitments for open purchase orders.

At June  30, 2019, we had no debt outstanding and no draws on the Revolving Facility other than $1.2 million of letters of credit, including $0.8 million related to the St. Clair kiln project, which count as draws against the available commitment under the Revolving Facility.  We believe that, absent a significant acquisition, cash on hand and cash flows from operations will be sufficient to meet our operating needs, ongoing capital needs, including current and possible future modernization,  expansion, and development projects such as the modernization project at St. Clair, and liquidity needs and allow us to repurchase up to $7.2 million of our common stock remaining to be repurchased under our extended share repurchase program as well as pay regular cash dividends for the near future.

Results of Operations.

Revenues in the second quarter 2019 were $39.0 million, compared to $39.2 million in the second quarter 2018, a decrease of $0.3 million, or 0.7%.  Revenues from our Lime and Limestone Operations in the second quarter 2019 and 2018 were $38.6 million in each period, while revenues from our Natural Gas Interests decreased $312 thousand, or 45.5%, to $373 thousand in the second quarter 2019 from $685 thousand in the second quarter 2018.  In the first six months 2019, revenues were $76.8 million, compared to $74.5 million in the comparable 2018 period, an increase of $2.2 million, or 3.0%.  Revenues from the Company’s Lime and Limestone Operations in the first six months 2019 increased $2.8 million, or 3.8%, to $76.0 million from $73.3 million in the comparable 2018 period, and revenues from our Natural Gas Interests decreased $0.6 million, or 43.8%, to $0.7 million from $1.3 million in the comparable prior year period.

As discussed above, revenues from our Lime and Limestone Operations in the second quarter 2019 were essentially flat, compared to the second quarter 2018, due to the decrease in sales volumes during the second quarter 2019, primarily because of decreased demand, principally from our construction customers, offset by an increase in average prices realized for our lime and limestone products.  The increase in lime and limestone revenues in the first six months 2019, compared to the first six months 2018, resulted primarily from increased sales volumes and an increase in average prices realized for our lime and limestone products.

Production volumes from our Natural Gas Interests in the second quarter 2019 totaled 113 thousand MCF, sold at an average price of $3.29 per MCF, compared to 126 thousand MCF, sold at an average price of $5.42 per MCF, in the second quarter 2018.  Production volumes in the first six months 2019 from Natural Gas Interests totaled 231 thousand MCF, sold at an average price of $3.06 per MCF, compared to the first six months 2018 when 256 thousand MCF was produced and sold at an average price of $4.91 per MCF.  Our average prices per MCF in the second quarter and first six months 2019 were lower than average prices for the comparable 2018 periods primarily due to decreases in market prices for natural gas and natural gas liquids.

Gross profit was $9.7 million in the second quarter 2019, compared to $9.6 million in the second quarter 2018, an increase of $0.1 million, or 0.9%.  Gross profit was $18.4 million in the first six months 2019, compared to $16.7 million in the comparable 2018 period, an increase of $1.7 million, or 10.5%.

Gross profit from our Lime and Limestone Operations in the second quarter 2019 was $9.7 million, an increase of $0.4 million, or 3.9%, from $9.3 million in the second quarter 2018.  The increase in gross profit in the second quarter 2019, compared to the second quarter 2018, resulted primarily from the increase in average prices discussed above, partially offset by decreased demand.  Gross profit from our Lime and Limestone Operations in the first six months 2019 was $18.4 million, an increase of $2.3 million, or 14.0%, from $16.1 million in the comparable 2018 period.  The increase in gross profit and gross profit margin in the first six months 2019, compared to the first six months 2018, resulted primarily from the increases in revenues as discussed above, as well as decreased stripping costs that were more in line with historical patterns, compared to the first six months 2018.

Gross profit from our Natural Gas Interests decreased to $37 thousand and $44 thousand in the second quarter and first six months 2019, respectively, from $310 thousand and $554 thousand in the second quarter and first six months 2018, respectively, decreases of $273 thousand, or 88.1%,  and $510 thousand, or 92.1%, respectively.  The decreases in gross profit from our Natural Gas Interests in the 2019 periods resulted from the decreases in revenues discussed above.

Selling, general and administrative expenses (“SG&A”) were $2.6 million and $5.3 million in the second quarter and first six months 2019, respectively, compared to $2.6 million and $5.1 million in the comparable 2018 periods, respectively.  As a percentage of revenues, SG&A was 6.8% and 6.9% in the second quarter and first six months 2019, respectively, compared to 6.5% and 6.8% in the second quarter and first six months 2018, respectively.

Interest expense was $60 thousand and $122 thousand in the second quarter and first six months 2019, respectively, compared to $63 thousand and $125 thousand in the comparable 2018 periods.  We had no outstanding debt during either period.  Interest and other income, net  was  $0.5 million income in each of the second quarters 2019 and 2018. For the first six months 2019, interest and other income, net increased $0.2 million to $1.0 million from $0.8 million, compared to the comparable 2018 period.

Income tax expense increased to $1.5 million in the second quarter 2019, compared to $0.8 million in the first quarter 2018, an increase of $0.7 million, or 78.9%.  Income tax expense increased to $2.8 million in the first six months 2019, compared to $1.4 million in the first six months 2018, an increase of $1.4 million or 101.2%.    The increases in income tax expense in the second quarter and first six months 2019 was due to research and development tax credits in the second quarter and first six months 2018 associated with the construction of the St. Clair kiln project.  Our effective income tax rate for each of the 2019 and 2018 periods was reduced from the federal rate primarily due to statutory depletion, which is allowed for income tax purposes and is a permanent difference between net income for financial reporting purposes and taxable income.  Our effective income tax rate for the 2018 periods was further reduced from the federal rate due to research and development tax credits discussed above.

Our net income was $6.0 million ($1.07 per share diluted) in the second quarter 2019, compared to net income of $6.6 million ($1.18 per share diluted) in the second quarter 2018, a decrease of $0.6 million, or 9.1%.  Net income in the first six months 2019 was $11.2 million ($1.99 per share diluted), an increase of $0.3 million, or 2.4%, compared to net income of $10.9 million ($1.95 per share diluted) in the first six months 2018.

ITEM 3:     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk.

We could be exposed to changes in interest rates, primarily as a result of floating interest rates on the Revolving Facility.  There was no outstanding balance on the Revolving Facility subject to interest rate risk at June  30, 2019.  Any future borrowings under the Revolving Facility would be subject to interest rate risk.  See Note 8 of Notes to Condensed Consolidated Financial Statements.

Foreign Exchange Risk.

At June  30, 2019, we had contracts related to the purchase and installation of equipment that require future payments totaling 0.7 million Euros.  We have entered into foreign exchange hedges fixing our U.S. Dollar liability at $0.8 million.  We could be exposed to changes in the Euro to U.S. Dollar exchange rates for obligations not effectively fixed by the hedges.  See Note 6 of Notes to Condensed Consolidated Financial Statements.

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

PART II.     OTHER INFORMATION

ITEM 2:     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In December 2015, we commenced a publicly announced share repurchase program to repurchase up to $10 million of our common stock.  In November 2018, we announced a 12-month extension of the repurchase program through November 2019 to repurchase up to the $7.2 million of our common stock remaining under the program.  We did not repurchase any shares pursuant to this program in the second quarter 2019.

In addition, our Amended and Restated 2001 Long-Term Incentive Plan allows employees and directors to pay the exercise price for stock options and the tax withholding liability upon the lapse of restrictions on restricted stock by payment in cash and/or delivery of shares of common stock.  In the second quarter 2019, pursuant to these provisions, we repurchased 2,361 shares at a price of $80.00 per share, the fair market value of one share of our common stock on the date that they were tendered for payment of tax withholding liability upon the lapse of restrictions on restricted stock.

ITEM 4:    MINE SAFETY DISCLOSURES

Under Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of SEC Regulation S‑K, each operator of a coal or other mine is required to include disclosures regarding certain mine safety results in its periodic reports filed with the SEC.  The operation of our quarries, underground mine and plants is subject to regulation by the federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977.  The required information regarding certain mining safety and health matters, broken down by mining complex, for the quarter ended June  30, 2019 is presented in Exhibit 95.1 to this Report.

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
10.1

Eighth Amendment to the Credit Agreement, dated as of May 2, 2019, among United States Lime & Minerals, Inc., each lender from time to time a party thereto, and Wells Fargo Bank, N.A., as administrative agent.

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

UNITED STATES LIME & MINERALS, INC.

August 2, 2019	By:	/s/ Timothy W. Byrne
Timothy W. Byrne
President and Chief Executive Officer
(Principal Executive Officer)

August 2, 2019	By:	/s/ Michael L. Wiedemer
Michael L. Wiedemer
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)