Form 10-Q
period 2019-09-30
UNITED STATES LIME & MINERALS INC
filed 2019-11-01
CIK 82020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:  As of October 30, 2019, 5,612,772 shares of common stock, $0.10 par value, were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

(Unaudited)

	September 30,	December 31,
	2019	2018
ASSETS
Current assets
Cash and cash equivalents	$80,731	$67,218
Trade receivables, net	23,180	19,602
Inventories, net	13,237	12,846
Prepaid expenses and other current assets	1,660	1,692
Total current assets	118,808	101,358
Property, plant and equipment	366,446	348,472
Less accumulated depreciation and depletion	(215,413)	(205,708)
Property, plant and equipment, net	151,033	142,764
Operating lease right-of-use assets	3,535	—
Other assets, net	457	549
Total assets	$273,833	$244,671
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$6,521	$4,570
Current portion of operating lease liabilities	1,351	—
Accrued expenses	3,438	3,393
Total current liabilities	11,310	7,963
Deferred tax liabilities, net	16,354	12,365
Operating lease liabilities, excluding current portion	2,144	—
Other liabilities	1,356	1,376
Total liabilities	31,164	21,704
Stockholders’ equity
Common stock	662	661
Additional paid-in capital	27,045	25,867
Accumulated other comprehensive loss	(39)	(13)
Retained earnings	269,358	250,568
Less treasury stock, at cost	(54,357)	(54,116)
Total stockholders’ equity	242,669	222,967
Total liabilities and stockholders’ equity	$273,833	$244,671

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
Revenues
Lime and limestone operations	$43,265	99.3%	$34,713	98.4%	$119,311	99.2%	$107,984	98.3%
Natural gas interests	294	0.7%	559	1.6%	1,001	0.8%	1,817	1.7%
	43,559	100.0%	35,272	100.0%	120,312	100.0%	109,801	100.0%
Cost of revenues
Labor and other operating expenses	25,887	59.4%	23,687	67.2%	75,927	63.1%	73,077	66.5%
Depreciation, depletion and amortization	4,189	9.6%	4,389	12.4%	12,482	10.4%	12,854	11.7%
	30,076	69.0%	28,076	79.6%	88,409	73.5%	85,931	78.2%
Gross profit	13,483	31.0%	7,196	20.4%	31,903	26.5%	23,870	21.8%
Selling, general and administrative expenses	2,928	6.8%	2,790	7.9%	8,240	6.8%	7,856	7.2%
Operating profit	10,555	24.2%	4,406	12.5%	23,663	19.7%	16,014	14.6%
Other (income) expense
Interest expense	61	0.1%	66	0.2%	183	0.2%	191	0.2%
Interest and other income, net	(477)	(1.1)%	(495)	(1.4)%	(1,459)	(1.2)%	(1,307)	(1.2)%
	(416)	(1.0)%	(429)	(1.2)%	(1,276)	(1.0)%	(1,116)	(1.0)%
Income before income tax expense	10,971	25.2%	4,835	13.7%	24,939	20.7%	17,130	15.6%
Income tax expense	1,069	2.5%	281	0.8%	3,876	3.2%	1,676	1.5%
Net income	$9,902	22.7%	$4,554	12.9%	$21,063	17.5%	$15,454	14.1%
Net income per share of common stock
Basic	$1.76		$0.81		$3.75		$2.76
Diluted	$1.76		$0.81		$3.75		$2.76

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$9,902	$4,554	$21,063	$15,454
Other comprehensive loss
Mark to market of foreign exchange hedges, net of tax benefit of $8 and $7 for the three months and nine months ended September 30, 2019, respectively, and $7 and $34 for the three months and nine months ended September 30, 2018, respectively	(31)	(24)	(26)	(113)
Total other comprehensive loss	(31)	(24)	(26)	(113)
Comprehensive income	$9,871	$4,530	$21,037	$15,341

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(dollars in thousands)

(Unaudited)

				Accumulated
	Common Stock		Additional	Other
	Shares		Paid-In	Comprehensive	Retained	Treasury
	Outstanding	Amount	Capital	(Loss) Income	Earnings	Stock	Total
Balances at December 31, 2018	5,607,401	$661	$25,867	$(13)	$250,568	$(54,116)	$222,967
Stock-based compensation	3,333	—	309	—	—	—	309
Treasury shares purchased	(753)	—	—	—	—	(52)	(52)
Cash dividends paid	—	—	—	—	(757)	—	(757)
Net income	—	—	—	—	5,128	—	5,128
Mark to market of foreign exchange hedges, net of $6 tax benefit	—	—	—	(20)	—	—	(20)
Comprehensive (loss) income	—	—	—	(20)	5,128	—	5,108
Balances at March 31, 2019	5,609,981	661	26,176	(33)	254,939	(54,168)	227,575
Stock options exercised	2,000	—	75	—	—	—	75
Stock-based compensation	3,173	1	381	—	—	—	382
Treasury shares purchased	(2,361)	—	—	—	—	(189)	(189)
Cash dividends paid	—	—	—	—	(760)	—	(760)
Net income	—	—	—	—	6,033	—	6,033
Mark to market for foreign exchange hedges, net of $7 tax expense	—	—	—	25	—	—	25
Comprehensive income	—	—	—	25	6,033	—	6,058
Balances at June 30, 2019	5,612,793	$662	$26,632	$(8)	$260,212	$(54,357)	$233,141
Stock options exercised	—	—	—	—	—	—	—
Stock-based compensation	(21)	—	413	—	—	—	413
Treasury shares purchased	—	—	—	—	—	—	—
Cash dividends paid	—	—	—	—	(756)	—	(756)
Net income	—	—	—	—	9,902	—	9,902
Mark to market for FX hedges, net of $8 tax benefit	—	—	—	(31)	—	—	(31)
Comprehensive (loss) income	—	—	—	(31)	9,902	—	9,871
Balances at September 30, 2019	5,612,772	$662	$27,045	$(39)	$269,358	$(54,357)	$242,669

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY, Continued

(dollars in thousands)

(Unaudited)

				Accumulated
	Common Stock		Additional	Other
	Shares		Paid-In	Comprehensive	Retained	Treasury
	Outstanding	Amount	Capital	(Loss) Income	Earnings	Stock	Total
Balances at December 31, 2017	5,588,821	$659	$24,307	$86	$233,905	$(53,705)	$205,252
Stock options exercised	2,000	—	73	—	—	—	73
Stock-based compensation	2,733	—	316	—	—	—	316
Treasury shares purchased	(861)	—	—	—	—	(61)	(61)
Cash dividends paid	—	—	—	—	(755)	—	(755)
Net income	—	—	—	—	4,262	—	4,262
Mark to market of foreign exchange hedges, net of $10 tax benefit	—	—	—	(34)	—	—	(34)
Comprehensive (loss) income	—	—	—	(34)	4,262	—	4,228
Balances at March 31, 2018	5,592,693	659	24,696	52	237,412	(53,766)	209,053
Stock options exercised	3,200	—	—	—	—	—	—
Stock-based compensation	4,319	1	396	—	—	—	397
Treasury shares purchased	(2,262)	—	—	—	—	(190)	(190)
Cash dividends paid	—	—	—	—	(756)	—	(756)
Net income	—	—	—	—	6,638	—	6,638
Mark to market for foreign exchange hedges, net of $17 tax benefit	—	—	—	(55)	—	—	(55)
Comprehensive (loss) income	—	—	—	(55)	6,638	—	6,583
Balances at June 30, 2018	5,597,950	$660	$25,092	$(3)	$243,294	$(53,956)	$215,087
Stock-based compensation	—	—	431	—	—	—	431
Cash dividends paid	—	—	—	—	(755)	—	(755)
Net income	—	—	—	—	4,554	—	4,554
Mark to market for foreign exchange hedges, net of $7 tax benefit	—	—	—	(24)	—	—	(24)
Comprehensive (loss) income	—	—	—	(24)	4,554	—	4,530
Balances at September 30, 2018	5,597,950	$660	$25,523	$(27)	$247,093	$(53,956)	$219,293

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2019	2018
OPERATING ACTIVITIES:
Net income	$21,063	$15,454
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	12,646	13,011
Amortization of deferred financing costs	7	23
Deferred income taxes	3,999	1,119
Loss on disposition of property, plant and equipment	628	466
Stock-based compensation	1,104	1,144
Changes in operating assets and liabilities:
Trade receivables, net	(3,578)	(1,900)
Inventories, net	(391)	358
Prepaid expenses and other current assets	32	670
Other assets	85	118
Accounts payable and accrued expenses	681	1,566
Other liabilities	(96)	(191)
Net cash provided by operating activities	36,180	31,838
INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(20,423)	(31,687)
Proceeds from sale of property, plant and equipment	195	460
Net cash used in investing activities	(20,228)	(31,227)
FINANCING ACTIVITIES:
Cash dividends paid	(2,273)	(2,267)
Proceeds from exercise of stock options	75	73
Purchase of treasury shares	(241)	(251)
Net cash used in financing activities	(2,439)	(2,445)
Net increase (decrease) in cash and cash equivalents	13,513	(1,834)
Cash and cash equivalents at beginning of period	67,218	85,000
Cash and cash equivalents at end of period	$80,731	$83,166

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.    Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by United States Lime & Minerals, Inc. (the “Company”) without independent audit.  In the opinion of the Company’s management, all adjustments of a normal and recurring nature necessary to present fairly the financial position, results of operations, comprehensive income and cash flows for the periods presented have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2018.  The results of operations for the three- and nine-month periods ended September 30, 2019 are not necessarily indicative of operating results for the full year.

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

3.    Accounting Policies

Revenue Recognition.  The Company recognizes revenue for its Lime and Limestone Operations when (i) a contract with the customer exists and the performance obligations are identified; (ii) the price has been established; and (iii) the performance obligations have been satisfied, which is generally upon shipment.  Revenues include external freight billed to customers with related costs accounted for as fulfillment costs and included in cost of revenues.  The Company’s returns and allowances are minimal.  External freight billed to customers included in 2019 and 2018 revenues was $7.8 million and $6.4 million, for the respective three-month periods, and $21.7 and $19.1 million, for the respective nine-month periods, which approximates the amount of external freight included in cost of revenues. Sales taxes billed to customers are not included in revenues.  For its Natural Gas Interests, the Company recognizes revenue in the month of production and delivery.

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

The Company’s financial liabilities measured at fair value on a recurring basis at September 30, 2019 and December 31, 2018, respectively, are summarized below (in thousands):

			Significant Other
			Observable Inputs
			(Level 2)
	September 30,	December 31,	September 30,	December 31,
	2019	2018	2019	2018	Valuation Technique
Foreign exchange hedges	$(50)	$(16)	$(50)	$(16)	Cash flows approach

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

The following table sets forth operating results and certain other financial data for the Company’s two business segments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenues	2019	2018	2019	2018
Lime and limestone operations	$43,265	$34,713	$119,311	$107,984
Natural gas interests	294	559	1,001	1,817
Total revenues	$43,559	$35,272	$120,312	$109,801
Depreciation, depletion and amortization
Lime and limestone operations	$4,056	$4,234	$12,074	$12,375
Natural gas interests	133	155	408	479
Total depreciation, depletion and amortization	$4,189	$4,389	$12,482	$12,854
Gross profit
Lime and limestone operations	$13,477	$6,992	$31,853	$23,112
Natural gas interests	6	204	50	758
Total gross profit	$13,483	$7,196	$31,903	$23,870
Capital expenditures
Lime and limestone operations	$8,063	$12,309	$20,423	$31,687
Natural gas interests	—	—	—	—
Total capital expenditures	$8,063	$12,309	$20,423	$31,687

5.    Income Per Share of Common Stock

The following table sets forth the computation of basic and diluted income per common share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income for basic and diluted income per common share	$9,902	$4,554	$21,063	$15,454
Weighted-average shares for basic income per common share	5,613	5,598	5,612	5,595
Effect of dilutive securities:
Employee and director stock options(1)	9	8	8	7
Adjusted weighted-average shares and assumed exercises for diluted income per common share	5,622	5,606	5,620	5,602
Basic net income per common share	$1.76	$0.81	$3.75	$2.76
Diluted net income per common share	$1.76	$0.81	$3.75	$2.76

(1)

Excludes 0 and 9 stock options for the three- and nine-month 2019 periods and 2 and 7 stock options for the three- and nine-month 2018 periods, respectively, as anti-dilutive because the exercise price exceeded the average per share market price for the period.

6.    Accumulated Other Comprehensive Income

The following table presents the components of comprehensive income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$9,902	$4,554	$21,063	$15,454
Mark to market of foreign exchange hedges	(39)	(31)	(33)	(147)
Deferred income tax benefit	8	7	7	34
Comprehensive income	$9,871	$4,530	$21,037	$15,341

In November 2016, to hedge against potential losses due to changes in the Euro to U.S. Dollar exchange rates, the Company entered into foreign exchange (“FX”) hedges with Wells Fargo Bank, N.A. (“Wells Fargo”) as the counterparty to the FX hedges to fix the exchange rates for 5.5 million Euros in connection with a contractual obligation related to the St. Clair kiln project, of which FX hedges with respect to 0.4 million Euros remained outstanding at September 30, 2019.  In May 2018, the Company entered into additional FX hedges with Wells Fargo to fix the exchange rate for 2.2 million Euros in connection with a contractual obligation related to the purchase and installation of equipment at Arkansas Lime Company, of which FX hedges with respect to 0.3 million Euros remained outstanding at September 30, 2019.  At September 30, 2019 and December 31, 2018, the Company had total FX hedges fixing the exchange rates for 0.7 million Euros and 1.4 million Euros, respectively.  The Company will be exposed to credit losses in the event of non-performance by the counterparty to the FX hedges.  The FX hedges have been effective as defined under applicable accounting rules.  Therefore, changes in the fair value of the FX hedges are reflected in comprehensive income.  Due to changes in the U.S. Dollar, compared to the Euro, the fair value of the hedges resulted in net liabilities of $50 and $16 at September 30, 2019 and December 31, 2018, respectively, which is included in accrued expenses.

7.    Inventories, Net

Inventories are valued principally at the lower of cost, determined using the average cost method, or market.  Costs for raw materials and finished goods include materials, labor, and production overhead.  Inventories, net consisted of the following (in thousands):

	September 30,	December 31,
	2019	2018
Lime and limestone inventories:
Raw materials	$4,973	$4,693
Finished goods	1,862	2,153
	6,835	6,846
Service parts inventories	6,402	6,000
	$13,237	$12,846

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

The Company may pay dividends so long as it remains in compliance with the provisions of the Company’s credit agreement, and it may purchase, redeem or otherwise acquire shares of its common stock so long as its pro forma Cash Flow Leverage Ratio is less than 3.00 to 1.00 and no default or event of default exists or would exist after giving effect to such stock repurchase.

As of September 30, 2019, the Company had no debt outstanding and no draws on the Revolving Facility other than $1.2 million of letters of credit, including  $0.8 million related to the St. Clair kiln project, which count as draws against the available commitment under the Revolving Facility.

9.    Leases

The Company has operating leases for the use of equipment, corporate office space, and some of its terminal and distribution facilities.  The leases have remaining lease terms of 0 to 8 years, with a weighted-average remaining lease term of 3 years at September 30, 2019.  Some operating leases include options to extend the leases for up to 5 years.  At January 1, 2019, upon implementation of ASU 2016-02, the liability for the Company’s operating leases was discounted to present value using a weighted-average discount rate of 3.5%.  The components of lease costs for the three- and nine-months ended September 30, 2019 were as follows (in thousands):

		Three Months Ended September 30,	Nine Months Ended September 30,
	Classification	2019	2019
Operating lease costs (1)	Cost of revenues	$480	$1,520
Operating lease costs	Selling, general and administrative expenses	67	184
Rental revenues	Other (income) expense	(20)	(45)
Net lease cost		$527	$1,659

(1)Includes the costs of leases with a term of 12 months or less.

As of September 30, 2019, future minimum payments under operating leases that were either non-cancelable or subject to significant penalty upon cancellation, including future minimum payments under renewal options that the Company is reasonably certain to exercise, were as follows (in thousands):

2019 (excluding the nine months ended September 30, 2019)	$386
2020	1,330
2021	1,074
2022	461
2023	187
Thereafter	266
Total future minimum lease payments	3,704
Less imputed interest	(209)
Present value of lease liabilities	$3,495

Supplemental cash flow information pertaining to the Company’s leasing activity for the nine months ended September 30, 2019 was as follows (in thousands):

Nine Months Ended September 30,
2019
Cash payments for operating lease liabilities	$1,297
Right-of-use assets obtained in exchange for operating lease obligations	$858

10.    Income Taxes

The Company has estimated that its effective income tax rate for 2019 will be 15.5%.  The primary reason for the effective income tax rate being below the federal statutory rate is due to statutory depletion, which is allowed for income tax purposes and is a permanent difference between net income for financial reporting purposes and taxable income, and the effects of research and development tax credits.

11.    Dividends

On September 13, 2019, the Company paid $0.8 million in cash dividends, based on a dividend of $0.135 (13.5 cents) per share of its common stock, to shareholders of record at the close of business on August 23, 2019.  On June 14, 2019, the Company paid $0.8 million in cash dividends, based on a dividend of $0.135 (13.5 cents) per share of its common stock, to shareholders of record at the close of business on May 24, 2019.  On March 15, 2019, the Company paid $0.8 million in cash dividends, based on a dividend of $0.135 (13.5 cents) per share on its common stock, to shareholders of record at the close of business on February 22, 2019.

12.    Subsequent Event

On October 30, 2019, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.135 (13.5 cents) per share on the Company’s common stock.  This dividend is payable on December 13, 2019 to shareholders of record at the close of business on November 22, 2019.

ITEM 2:     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements.  Any statements contained in this Report that are not statements of historical fact are forward‑looking statements as defined in the Private Securities Litigation Reform Act of 1995. Forward‑looking statements in this Report, including without limitation statements relating to the Company’s plans, strategies, objectives, expectations, intentions, and adequacy of resources, are identified by such words as “will,” “could,” “should,” “would,” “believe,” “possible,” “potential,” “expect,” “intend,” “plan,” “schedule,” “estimate,” “anticipate” and “project.”  The Company undertakes no obligation to publicly update or revise any forward‑looking statements. The Company cautions that forward‑looking statements involve risks and uncertainties that could cause actual results to differ materially from expectations, including without limitation the following: (i) the Company’s plans, strategies, objectives, expectations, and intentions are subject to change at any time at the Company’s discretion; (ii) the Company’s plans and results of operations will be affected by its ability to maintain and increase its revenues and manage its growth; (iii) the Company’s ability to meet short‑term and long‑term liquidity demands, including meeting the Company’s operating and capital needs, including for modernization, expansion, and development projects and possible acquisitions, repurchasing the Company’s common stock and paying dividends, and conditions in the credit and equity markets, including the ability of the Company’s customers to meet their obligations; (iv) interruptions to operations and increased expenses at the Company’s facilities resulting from changes in mining methods or conditions, variability of chemical or physical properties of the Company’s limestone and its impact on process equipment and product quality, inclement weather conditions, natural disasters, accidents, IT systems failures or disruptions, including due to cyber security incidents or regulatory requirements; (v) volatile coal, petroleum coke, diesel, natural gas, electricity, transportation and freight costs and the consistent availability of trucks, truck drivers and rail cars to deliver the Company’s products to its customers and solid fuels to its plants on a timely basis at competitive prices; (vi) unanticipated delays or cost overruns in completing modernization, expansion, and development projects; (vii) the Company’s ability to expand its Lime and Limestone Operations through expansion projects and acquisitions of businesses with related or similar operations, including obtaining financing for such projects and acquisitions, and to sell any resulting increased production at acceptable prices; (viii) inadequate demand and/or prices for the Company’s lime and limestone products due to increased competition from competitors, increasing competition for certain customer accounts, conditions in the U.S. economy, recessionary pressures in, and the impact of government policies on particular industries, including construction, steel, industrial and oil and gas services, reduced demand from utility plants, effects of governmental fiscal and budgetary actions or constraints, including the level of highway construction and infrastructure funding, the impact of further changes in or the reversal of recent changes to the corporate tax code, legislative impasses, trade wars, tariffs, economic and regulatory uncertainties under state governments and the United States Administration and Congress and inability to continue to maintain or increase prices for the Company’s products, including passing through the increased costs of transportation; (ix) uncertainties of prices and regulations with respect to the Company’s Natural Gas Interests, including the absence of drilling activities on the Company’s O & G Properties, any risks the Company may experience with the change in the operators of the wells drilled on the O & G Properties, inability to explore for new reserves, unitization of existing wells, declines in production rates and plugging and abandoning of existing wells; (x) ongoing and possible new regulations, investigations, enforcement actions and costs, legal expenses, penalties, fines, assessments, litigation, judgments and settlements, taxes and disruptions and limitations of operations, including those related to climate change and health and safety and those that could impact the Company’s ability to continue or renew its operating permits or successfully secure new permits in connection with its modernization and expansion and development projects; (xi) estimates of reserves and remaining lives of reserves; and (xii) other risks and uncertainties set forth in this Report or indicated from time to time in the Company’s filings with the Securities and Exchange Commission (the “SEC”), including the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

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

Revenues from our Lime and Limestone Operations increased 24.6% and 10.5% in the third quarter and first nine months 2019, respectively, compared to last year’s comparable periods, primarily because of increased sales volumes of 21.8% and 8.9% in the third quarter and first nine months, respectively, for our lime and limestone products.  The increase in our sales volumes in the third quarter and the first nine months 2019, compared to last year’s comparable periods, resulted primarily from increased demand from our construction and environmental customers, partially offset in the third quarter 2019 by decreased demand from our steel customers, compared to the third quarter 2018.  Improved weather conditions in the third quarter 2019, compared to the third quarter 2018, contributed to the increase in demand from our construction customers in the 2019 period.  Some of the demand from construction customers in the third quarter 2019 was from projects that had been delayed by adverse weather in the second quarter 2019.  Average prices realized for our lime and limestone products increased 2.8% and 1.6% for the third quarter and first nine months 2019, respectively, compared to the comparable prior year periods.

Gross profit from Lime and Limestone Operations increased 92.7% and 37.8% in the third quarter and first nine months 2019, respectively, compared to last year’s comparable periods.  The increased gross profit from our Lime and Limestone Operations in the third quarter and first nine months 2019, compared to the comparable 2018 periods, resulted primarily from the increased revenues discussed above, increased operating efficiencies associated with the new kiln at our St. Clair facility and decreased stripping costs that were more in line with historical patterns, compared to the 2018 periods.

Revenues from our Natural Gas Interests decreased 47.4% and 44.9% in the third quarter and first nine months 2019, respectively, compared to the comparable 2018 periods, resulting from lower prices and decreased production volumes due to the normal declines in production rates on our 39 existing natural gas wells.  Gross profit from our Natural Gas Interests decreased 97.1% and 93.4% in the third quarter and first nine months 2019, respectively, compared to the third quarter and first nine months 2018, primarily due to the decreased revenues discussed above.

In the third quarter 2019, the new vertical kiln at our St. Clair facility, which began producing commercially saleable quicklime in the second quarter 2019, continued producing well throughout the quarter.    As a result, we removed our old kiln from service at St. Clair and recognized a loss of $0.2 million on disposal during the third quarter 2019 included in Cost of revenues on the Condensed Consolidated Statements of Operations.

In December 2015, we commenced a publicly announced share repurchase program to purchase up to $10 million of our common stock.  In November 2018, we announced a 12-month extension of the repurchase program through November 2019 to repurchase up to the $7.2 million of our common stock remaining under the program.  No shares have been repurchased under the program since the first quarter 2016.

We paid a regular quarterly cash dividend of $0.135 (13.5 cents) per share on our common stock in each of the first three quarters 2019.  On October 30, 2019, the Board of Directors declared a regular quarterly cash dividend of

$0.135 (13.5 cents) per share on our common stock.  This dividend is payable on December 13, 2019 to shareholders of record at the close of business on November 22, 2019.

Liquidity and Capital Resources.

Net cash provided by operating activities was $36.2 million in the first nine months 2019, compared to $31.8 million in the comparable 2018 period, an increase of $4.3 million, or 13.6%.  Our net cash provided by operating activities is composed of net income, depreciation, depletion and amortization (“DD&A”), deferred income taxes, other non‑cash items included in net income and changes in working capital. In the first nine months 2019, net cash provided by operating activities was principally composed of $21.1 million net income, $12.6 million DD&A, $4.0 million deferred income taxes, $1.1 million stock‑based compensation and a $3.3 million decrease from changes in operating assets and liabilities.  Changes in operating assets and liabilities in the first nine months 2019 included an increase of $3.6 million in trade receivables, net, and an increase of $0.7 million in accounts payable and accrued expenses.  In the first nine months 2018, net cash provided by operating activities was principally composed of $15.5 million net income, $13.0 million DD&A, $1.1 million deferred income taxes, $1.1 million stock‑based compensation and a $0.6 million increase from changes in operating assets and liabilities.  Changes in operating assets and liabilities in the first nine months 2018 included an increase of $1.9 million in trade receivables, net, a decrease of $0.7 million in prepaid expenses and other current assets and an increase of $1.6 million in accounts payable and accrued expenses.

We had $20.4 million in capital expenditures in the first nine months 2019, including $3.9 million on the St. Clair kiln project, compared to $31.7 million in the first nine months 2018, including $17.5 million on the St. Clair kiln project.  As of September 30, 2019, we had incurred a total of $44.1 million on the St. Clair kiln project, of which $43.4 million had been paid in cash. We anticipate that most of the balance of the approximately $50 million total cost of the project will be incurred and paid by the end of the first half of 2020.

Net cash used in financing activities was $2.4 million in each of the first nine months 2019 and 2018, consisting primarily of cash dividends paid in each period.

Cash and cash equivalents increased $13.5 million to $80.7 million at September 30, 2019, from $67.2 million at December 31, 2018.

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

We are not committed to any planned capital expenditures until actual orders are placed for equipment.  As of September 30, 2019, we did not have any material commitments for open purchase orders.

At September 30, 2019, we had no debt outstanding and no draws on the Revolving Facility other than $1.2 million of letters of credit, including $0.8 million related to the St. Clair kiln project, which count as draws against the available commitment under the Revolving Facility.  We believe that, absent a significant acquisition, cash on hand and cash flows from operations will be sufficient to meet our operating needs, ongoing capital needs, including current and possible future modernization, expansion, and development projects, final payments on the modernization project at St. Clair, and liquidity needs and allow us to repurchase up to $7.2 million of our common stock remaining to be repurchased under our extended share repurchase program as well as pay regular quarterly cash dividends for the near future.

Results of Operations.

Revenues in the third quarter 2019 were $43.6 million, compared to $35.3 million in the third quarter 2018, an increase of $8.3 million, or 23.5%.  Revenues from our Lime and Limestone Operations in the third quarter 2019 increased $8.6 million, or 24.6%, to $43.3 million from $34.7 million in the third quarter 2018, while revenues from our Natural Gas Interests decreased $265 thousand, or 47.4%, to $294 thousand in the third quarter 2019 from $559 thousand in the third quarter 2018.  In the first nine months 2019, revenues were $120.3 million, compared to $109.8 million in the comparable 2018 period, an increase of $10.5 million, or 9.6%.  Revenues from the Company’s Lime and Limestone Operations in the first nine months 2019 increased $11.3 million, or 10.5%, to $119.3 million from $108.0 million in the comparable 2018 period, and revenues from our Natural Gas Interests decreased $0.8 million, or 44.9%, to $1.0 million from $1.8 million in the comparable prior year period.

As discussed above, the increase in lime and limestone revenues in the third quarter and first nine months 2019, compared to the comparable 2018 periods, resulted principally from increased demand, primarily from our construction and environmental customers, and an increase in average prices realized for our lime and limestone products, partially offset in the third quarter 2019 by decreased demand from our steel customers.

Production volumes from our Natural Gas Interests in the third quarter 2019 totaled 113 thousand MCF, sold at an average price of $2.61 per MCF, compared to 123 thousand MCF, sold at an average price of $4.53 per MCF, in the third quarter 2018.  Production volumes in the first nine months 2019 from Natural Gas Interests totaled 344 thousand MCF, sold at an average price of $2.91 per MCF, compared to the first nine months 2018 when 380 thousand MCF was produced and sold at an average price of $4.78 per MCF.  Our average prices per MCF in the third quarter and first nine months 2019 were lower than average prices for the comparable 2018 periods due to decreases in market prices for natural gas and natural gas liquids.

Gross profit was $13.5 million in the third quarter 2019, compared to $7.2 million in the third quarter 2018, an increase of $6.3 million, or 87.4%.  Gross profit was $31.9 million in the first nine months 2019, compared to $23.9 million in the comparable 2018 period, an increase of $8.0 million, or 33.7%.

Gross profit from our Lime and Limestone Operations in the third quarter 2019 was $13.5 million, an increase of $6.5 million, or 92.7%, from $7.0 million in the third quarter 2018.  Gross profit from our Lime and Limestone Operations in the first nine months 2019 was $31.9 million, an increase of $8.7 million, or 37.8%, from $23.1 million in the comparable 2018 period.  As discussed above, the increases in gross profit in the 2019 periods, compared to comparable 2018 periods, resulted primarily from increases in revenues, increased operating efficiencies associated with the new kiln at our St. Clair facility and decreased stripping costs that were more in line with historical patterns, compared to the comparable 2018 periods.

Gross profit from our Natural Gas Interests decreased to $6  thousand and $50 thousand in the third quarter and first nine months 2019, respectively, from $204 thousand and $758 thousand in the third quarter and first nine months 2018, respectively, decreases of $198 thousand, or 97.1%, and $708 thousand, or 93.4%, respectively.  The decreases in gross profit from our Natural Gas Interests in the 2019 periods resulted from the decreases in revenues discussed above.

Selling, general and administrative expenses (“SG&A”) were $2.9 million and $8.2 million in the third quarter and first nine months 2019, respectively, compared to $2.8 million and $7.9 million in the comparable 2018 periods, respectively.  As a percentage of revenues, SG&A was 6.8% in each of the third quarter and first nine months 2019, compared to 7.9% and 7.2% in the third quarter and first nine months 2018, respectively.

Interest expense was $61 thousand and $183 thousand in the third quarter and first nine months 2019, respectively, compared to $66 thousand and $191 thousand in the comparable 2018 periods, respectively.  We had no outstanding debt during either period.  Interest and other income, net  was $0.5 million income in each of the third quarters 2019 and 2018.  Interest and other income, net increased to $1.5 million in the first nine months 2019, compared to $1.3 million in the first nine months 2018, primarily due to higher average interest rate yields on our cash balances, compared to the 2018 period.

Income tax expense increased to $1.1 million in the third quarter 2019, compared to $0.3 million in the third quarter 2018, an increase of $0.8 million, or 280.4%.  Income tax expense increased to $3.9 million in the first nine months 2019, compared to $1.7 million in the first nine months 2018, an increase of $2.2 million or 131.3%.  During the third quarter 2019, we evaluated applicable projects and increased our estimated research and development tax credits which resulted in a reduction of our estimated 2019 effective income tax rate compared to our estimated 2019 effective rate at June 30, 2019.  Our effective income tax rate for each of the 2019 and 2018 periods was reduced from the federal rate primarily due to statutory depletion, which is allowed for income tax purposes and is a permanent difference between net income for financial reporting purposes and taxable income, and the effect of research and development tax credits discussed above.

Our net income was $9.9 million ($1.76 per share diluted) in the third quarter 2019, compared to net income of $4.6 million ($0.81 per share diluted) in the third quarter 2018, an increase of $5.3 million, or 117.4%.  Net income in the first nine months 2019 was $21.1 million ($3.75 per share diluted), an increase of $5.6 million, or 36.3%, compared to net income of $15.5 million ($2.76 per share diluted) in the first nine months 2018.

ITEM 3:     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk.

We could be exposed to changes in interest rates, primarily as a result of floating interest rates on the Revolving Facility.  There was no outstanding balance on the Revolving Facility subject to interest rate risk at September  30, 2019.  Any future borrowings under the Revolving Facility would be subject to interest rate risk.  See Note 8 of Notes to Condensed Consolidated Financial Statements.

Foreign Exchange Risk.

At September  30, 2019, we had contracts related to the purchase and installation of equipment that require future payments totaling 0.7 million Euros.  We have entered into foreign exchange hedges fixing our U.S. Dollar liability at $0.8 million.  We could be exposed to changes in the Euro to U.S. Dollar exchange rates for obligations not effectively fixed by the hedges.  See Note 6 of Notes to Condensed Consolidated Financial Statements.

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

PART II.     OTHER INFORMATION

ITEM 2:     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In December 2015, we commenced a publicly announced share repurchase program to repurchase up to $10 million of our common stock.  In November 2018, we announced a 12-month extension of the repurchase program through November 2019 to repurchase up to the $7.2 million of our common stock remaining under the program.  We did not repurchase any shares pursuant to this program in the third quarter 2019.

ITEM 4:    MINE SAFETY DISCLOSURES

Under Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of SEC Regulation S‑K, each operator of a coal or other mine is required to include disclosures regarding certain mine safety results in its periodic reports filed with the SEC.  The operation of our quarries, underground mine and plants is subject to regulation by the federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977.  The required information regarding certain mining safety and health matters, broken down by mining complex, for the quarter ended September  30, 2019 is presented in Exhibit 95.1 to this Report.

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

UNITED STATES LIME & MINERALS, INC.

November 1, 2019	By:	/s/ Timothy W. Byrne
Timothy W. Byrne
President and Chief Executive Officer
(Principal Executive Officer)

November 1, 2019	By:	/s/ Michael L. Wiedemer
Michael L. Wiedemer
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)