Form 10-K
period 2019-12-31
UNITED STATES LIME & MINERALS INC
filed 2020-02-28
CIK 82020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐   No ☒

The aggregate market value of Common Stock held by non‑affiliates computed as of the last business day of the Registrant’s quarter ended June 30, 2019:  $163,950,400.

Number of shares of Common Stock outstanding as of February 27, 2020:  5,625,185.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the Registrant’s definitive Proxy Statement to be filed for its 2020 Annual Meeting of Shareholders. Part IV incorporates certain exhibits by reference from the Registrant’s previous filings.

ii

PART I

ITEM 1.  BUSINESS.

General.

United States Lime & Minerals, Inc. (the “Company,” the “Registrant,” “We” or “Our”), which was incorporated in 1950, conducts its business primarily through its Lime and Limestone Operations segment.  During 2019, our natural gas interests did not reach any of the quantitative thresholds for a reportable segment, and we do not expect the results from our natural gas interests to be of significance in future periods.  The revenues, gross profit and operating profit from our natural gas interests are included in Other for our reportable segment disclosures.  Disclosures  for 2018 and 2017 have been recast to be consistent with the 2019 presentation.

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

PLS is used in the production of construction materials such as roof shingles and asphalt paving, as an additive to agriculture feeds, in the production of glass, as a soil enhancement, in flue gas treatment for utilities and other industries requiring scrubbing of emissions for environmental purposes and for mine safety dust in coal mining operations. Quicklime is used primarily in metal processing, in flue gas treatment, in soil stabilization for highway, road and building construction, as well as for oilfield roads and drill sites, in the manufacturing of paper products and in municipal sanitation and water treatment facilities. Hydrated lime is used primarily in municipal sanitation and water treatment facilities, in soil stabilization for highway, road and building construction, in flue gas treatment, in asphalt as an anti‑stripping agent, as a conditioning agent for oil and gas drilling mud, and in the production of chemicals. Lime slurry is used primarily in soil stabilization for highway, road and building construction.

Product Sales.  In 2019, the Company sold almost all of its lime and limestone products in the states of Arkansas, Arizona, Colorado, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Mississippi, Missouri, New Mexico, Oklahoma, Tennessee and Texas.  Sales were made primarily by the Company’s nine sales employees who call on current and potential customers and solicit orders, which are generally made on a purchase‑order basis. The Company also receives orders in response to bids that it prepares and submits to current and potential customers.

Principal customers for the Company’s lime and limestone products are construction customers (including highway, road and building contractors), industrial customers (including paper manufacturers and glass manufacturers), environmental customers (including municipal sanitation and water treatment facilities and flue gas treatment processes), metals producers (including steel producers), oil and gas services companies, roof shingle manufacturers and poultry and cattle feed producers. During 2019, the strongest demand for the Company’s lime and limestone products was from construction customers, industrial customers, environmental customers, metals producers, oil and gas services companies and roof shingle manufacturers.

Approximately 600 customers accounted for the Company’s sales of lime and limestone products during 2019. No single customer accounted for more than 10% of such sales. The Company is generally not subject to significant customer demand and credit risks as its customers are considerably diversified as to geographic location and industry concentration. However, given the nature of the lime and limestone industry, the Company’s profits are very sensitive to changes in sales volume and prices.

Lime and limestone products are transported by truck and rail to customers generally within a radius of 400 miles of each of the Company’s plants. All of the Company’s 2019 sales were made within the United States.

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

Limestone Reserves.  The Company’s limestone reserves contain at least 96% calcium carbonate (CaCO3). The Company has two subsidiaries that extract limestone from open‑pit quarries: Texas Lime Company (“Texas Lime”), which is located near Cleburne, Texas, and Arkansas Lime Company (“Arkansas Lime”), which is located near Batesville, Arkansas. U.S. Lime Company—St. Clair (“St. Clair”) extracts limestone from an underground mine located near Marble City, Oklahoma. Colorado Lime Company (“Colorado Lime”) owns property containing limestone deposits at Monarch Pass, Colorado. Existing crushed stone stockpiles on the property are being used to provide feedstock to the Company’s plant in Delta, Colorado. Access to all properties is provided by paved roads and, in the case of Arkansas Lime and St. Clair, also by rail.

Texas Lime operates a quarry and has lime, hydrated lime and limestone production facilities, located on approximately 4,100 acres of land that contains known high‑quality limestone reserves in a bed averaging 28 feet in thickness, with an overburden that ranges from 0 to 50 feet. Texas Lime also has mineral interests in approximately 330 acres of land adjacent to the northwest boundary of its property. The Texas Lime reserves, as of December 31, 2019, were approximately 29 million tons of proven recoverable reserves plus approximately 78 million tons of probable recoverable reserves. Assuming the current level of production and recovery rate is maintained, the Company estimates that these reserves are sufficient to sustain operations for more than 70 years.

Arkansas Lime operates two quarries and has lime, hydrated lime and limestone production facilities on a second site linked to the quarries by its own railroad. The quarries cover approximately 1,050 acres of land located in Independence County, Arkansas containing a known deposit of high‑quality limestone reserves (the “Batesville Quarry”). The average thickness of the high‑quality limestone bed is approximately 60 feet, with an average overburden thickness of approximately 30 feet. The reserves for the Batesville Quarry, as of December 31, 2019, were approximately 7 million tons of proven recoverable reserves.  In 2005, the Company acquired approximately 2,500 acres of land in nearby Izard County, Arkansas (the “Love Hollow Quarry”). The high‑quality reserves on these 2,500 acres, as of December 31, 2019, were approximately 76 million tons of probable recoverable reserves. The Company continues to assess opportunities to improve the transportation infrastructure between the Love Hollow Quarry and Arkansas Lime’s production facilities and other development costs to prepare the Love Hollow Quarry for mining. Assuming the current level of production and recovery rate is maintained, the Company estimates that its total reserves in Arkansas are sufficient to sustain operations for more than 60 years.

St. Clair operates an underground mine and has lime, hydrated lime and limestone production facilities located on approximately 1,400 acres that it owns containing high‑quality limestone reserves. The reserves, as of December 31, 2019, were approximately 12 million tons of probable recoverable reserves on 410 acres. Assuming the current level of production and recovery rate is maintained, the Company estimates that the probable recoverable reserves are sufficient to sustain operations for approximately 25 years. In addition, St. Clair also has the right to mine the high‑quality limestone contained in approximately 1,330 adjacent acres pursuant to long‑term mineral leases. The Company has not conducted a drilling program to identify and categorize reserves on the 1,330 leased acres.

During 2019, the Company produced approximately 3 million tons of limestone from its quarries and mine.

Colorado Lime acquired the Monarch Pass Quarry in November 1995 and has not carried out any mining on the property. A review of the potential limestone resources has been completed by independent geologists; however, the Company has not initiated a drilling program. Consequently, it is not possible to identify and categorize reserves. The Monarch Pass Quarry, which had been operated for many years until the early 1990s, contains a mixture of limestone types, including high‑quality calcium limestone and dolomite. Assuming the current level of production is maintained, the Company estimates that the remaining crushed stone stockpiles on the property are sufficient to supply its Delta, Colorado plant for approximately 15 years.

Quarrying and Mining.  The Company extracts limestone by the open‑pit method at its Texas and Batesville quarries. The Monarch Pass Quarry is also an open‑pit quarry but is not being mined at this time. The open‑pit method consists of removing any overburden comprising soil and other substances, including inferior limestone, and then extracting the exposed high‑quality limestone. The Company removes such overburden by utilizing both its own employees and equipment and those of outside contractors. Open‑pit mining is generally less expensive than underground mining. The principal disadvantage of the open‑pit method is that operations are subject to inclement weather and overburden removal. The limestone is extracted by drilling and blasting, utilizing standard mining equipment. At its St. Clair underground mine, the Company mines limestone using room and pillar mining.  We have no knowledge of any recent changes in the physical quarrying or mining conditions on any of our properties that have materially affected quarrying or mining operations.

Plants and Facilities.  After extraction, limestone is crushed and screened and, in the case of PLS, ground and dried, or, in the case of quicklime, processed in kilns. Quicklime may then be further processed in hydrators and slakers to produce hydrated lime and lime slurry. The Company processes and distributes lime and/or limestone products at four plants, six lime slurry facilities and three terminal facilities. All of its plants and facilities are accessible by paved roads, and, in the case of the Arkansas Lime and St. Clair plants and the terminal facilities, also by rail.

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

After we brought the new vertical kiln into production at St. Clair in the second quarter 2019 and removed from service the older, non-preheater rotary kiln, the St. Clair plant has an annual capacity of approximately 250 thousand tons of quicklime from one preheater rotary kiln and one vertical kiln. The plant also has PLS equipment, which has the capacity to produce approximately 150 thousand tons of PLS annually.

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

Colorado Lime operates a limestone grinding and bagging facility with an annual capacity of approximately 125 thousand tons, located on approximately three and one‑half acres of land in Delta, Colorado.

During 2019, the Company’s utilization rate was approximately 64% of its aggregate annual production capacity for the plants in its Lime and Limestone Operations.

U.S. Lime Company (“US Lime”) uses quicklime to produce lime slurry and has four Houston area facilities, including two distribution terminals connected to railroads, to serve the Greater Houston area construction market and four facilities to serve the Dallas‑Ft. Worth Metroplex. The Company established U.S. Lime Company—Transportation (“Transportation”) to deliver some of the Company’s products to its customers and facilities primarily in the Dallas‑Ft. Worth Metroplex.  In December 2017, Transportation sold its trucks in Houston, Texas for approximately their net book value and entered into a dedicated transportation services agreement with a third-party carrier to deliver the Company’s products to its customers and slurry facilities in the Houston metropolitan area.

U.S. Lime Company — Shreveport operates a distribution terminal in Shreveport, Louisiana, which is connected to a railroad, to provide lime storage, hydrating, slurrying and distribution capacity to service markets in Louisiana and East Texas.

The Company believes that its plants and facilities are adequately maintained and insured.

Employees.  At December 31, 2019, the Company employed 282 persons and is a party to two collective bargaining agreements. The collective bargaining agreement for the Texas facilities expires in November 2020.  The collective bargaining agreement for the Arkansas facilities expires in January 2023. Overall, the Company believes that its employee relations are good.

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

In recent years, the lime industry has experienced reduced demand from certain industries as they experience cyclical or secular downturns.  For example, demand from the Company’s steel and oil and gas services customers tends to vary with the demand for their products and services, which has continued to be cyclical.  In addition, utility plants are continuing to use more natural gas and renewable sources for power generation instead of coal, which reduces their demand for lime and limestone for flue gas treatment processes.  These reductions in demand have resulted in increased competitive pressures, including pricing and competition for certain customer accounts, in the industry.

Consolidation in the lime industry has left the three largest companies accounting for more than two‑thirds of North American production capacity. In addition to the consolidations, and often in conjunction with them, many lime producers have undergone modernization and expansion and development projects to upgrade their processing equipment in an effort to improve operating efficiency.  We believe that our modernization and expansion projects in Texas and Arkansas and the recent kiln project at our St. Clair operations in Oklahoma, along with our lime slurry operations in Texas, should allow us to continue to remain competitive, protect our markets and position ourselves for the future. In addition, we will continue to evaluate internal and external opportunities for expansion, growth and increased profitability, as conditions warrant, or opportunities arise. We may have to revise our strategy or otherwise consider ways to enhance the value of the Company, including by entering into strategic partnerships, mergers or other transactions.

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

The Company’s operations are subject to various federal, state and local laws and regulations relating to the environment, health and safety and other regulatory matters, including the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act and analogous state and local laws (“Environmental Laws”).  These Environmental Laws grant the United States Environmental Protection Agency (the “EPA”) and state governmental agencies the authority to promulgate and enforce regulations that could result in substantial expenditures on pollution control, waste management, permitting and compliance activities. Many Environmental Laws also authorize private citizens and interest groups to file lawsuits in court to enforce alleged violations.  The failure to comply with Environmental Laws may result in administrative and civil penalties, injunctive relief and criminal prosecution.  The Company has not been named as a potentially responsible party in any federal superfund cleanup site or state-led cleanup site.

The rate of change of Environmental Laws continues to be rapid, and compliance can require significant expenditures.  For example, the Clean Air Act required the Company’s lime plants to obtain Title V operating permits that have significant ongoing compliance costs.  In addition to the Title V permits, other environmental operating permits are required for the Company’s operations, and such permits are subject to modification during the permit renewal process and, in rare instances, could be revoked.  Over time, the EPA has increased the stringency of the National Ambient Air Quality Standards (“NAAQS”) under the Clean Air Act.

The EPA has lowered ozone standards and reclassified areas where State Implementation Plans (the “SIPs”) exist.  In October 2015, the EPA issued a final rule lowering the ground-level ozone NAAQS to 70 parts per billion.  In December 2018, the EPA issued a final rule affecting SIP requirements for attainment demonstrations, planning and implementation deadlines for reasonably available control technology, emissions inventories and emissions standards, and the timing of required SIP revisions.  State environmental agencies in the states in which we operate are currently in the process of revising their SIPs to comply.  For example, the Texas Commission on Environmental Quality issued a proposed rule package in November 2019 to incorporate the 2015 ozone NAAQS into the Texas SIP.  This and similar rulemakings could increase the cost of future plant modifications or expansions, increase compliance costs and have a material adverse effect on the Company’s financial condition, results of operations, cash flows and competitive position.

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

The lime industry is currently undergoing a revision to a federal regulation that establishes national standards to meet the maximum achievable control technology (“MACT”) within the industry.  Also known as the “Lime MACT,” this rulemaking is the second revision to the initial Lime MACT promulgated in 2004.  The EPA published its proposed revision to the Lime MACT in September 2019 and the final rule is expected to be published in 2020.  The proposal included changes to the startup, shutdown and malfunction provisions contained in the current Lime MACT rule, but otherwise did not impose more stringent standards. A non-governmental organization submitted opposing comments arguing that the lime industry should be subject to all unregulated hazardous air pollutants. The pulp and paper industry is currently under litigation before the D.C. Circuit Court of Appeals.  In that litigation, a non-governmental organization has argued that the EPA was required to issue standards for unregulated hazardous air pollutants in MACT rulemaking.  These arguments are not industry-specific and, depending on the outcome of the case, could be applied to other industries, including the lime industry.

In addition to litigation risk, policy changes or changes in political leadership could affect the Lime MACT rulemaking. There is no assurance that the final Lime MACT rule will adopt the approach in the proposed rule, and the final Lime MACT could incorporate more stringent standards.  Depending on the outcome of the pulp and paper industry litigation, the rulemaking process could take 1-2 years before any new EPA standards would take effect, or the final Lime MACT rule could be published and effective in 2020.  Changes in the Lime MACT could have a material adverse effect on the Company’s financial condition, results of operations, cash flows and competitive position.

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

The Company incurred capital expenditures related to environmental matters of $1.2 million, $1.2 million and $0.4 million in 2019, 2018 and 2017, respectively. The Company’s recurring costs associated with managing environmental permitting and waste recycling and disposal (e.g., used oil and lubricants) and maintaining pollution control equipment amounted to $0.5 million, $0.6 million and $0.7 million in 2019, 2018 and 2017, respectively.

The Company recognizes legal reclamation and remediation obligations associated with the retirement of long‑lived assets at their fair value at the time the obligations are incurred (“Asset Retirement Obligations” or “AROs”). Over time, the liability for AROs is recorded at its present value each period through accretion expense, and the capitalized cost is amortized over the useful life of the related asset. Upon settlement of the liability, the Company either settles the ARO for its recorded amount or recognizes a gain or loss. AROs are estimated based on studies and the Company’s process knowledge and estimates and are discounted using an appropriate interest rate. The AROs are adjusted when further information warrants an adjustment. The Company believes its accrual of $1.5 million for AROs at December 31, 2019 is reasonable.

Map of United States Lime & Minerals, Inc. Lime and Limestone Operations.

Other.

Our Other operations are conducted through our wholly owned subsidiary, U.S. Lime Company – O&G, LLC (“U.S. Lime – O&G”) and consist principally of a lease with respect to oil and gas rights on our Cleburne, Texas property, located in the Barnett Shale Formation.  Pursuant to the lease, we have royalty interests ranging from 15.4% to 20% in oil and gas produced from any successful wells drilled on the leased property and an option to participate in any well drilled on the leased property as a 20% non-operated working interest owner.  At December 31, 2019, our overall average interest under the oil and gas rights lease was 34.7% on 33 producing wells.

U.S. Lime – O&G has also entered into a drillsite agreement with an operator that has an oil and gas lease covering approximately 538 acres of land contiguous to our Johnson County, Texas property.  Pursuant to the drillsite agreement, we have a 3% royalty interest and a 12.5% non-operated working interest.  At December 31, 2019, we had a combined 12.4% royalty and non-operated working interest on 6 active wells drilled on a padsite located on our Johnson County, Texas property.

No new wells have been completed since 2011, and there are no plans to drill additional wells under either the oil and gas lease or the drillsite agreement.  During 2019, our natural gas interests did not reach any of the quantitative thresholds for a reportable segment, and we do not expect the results from our natural gas interests to be of significance in future periods.

ITEM 1A.  RISK FACTORS.

Our Lime and Limestone Operations are affected by general economic and regulatory conditions in the U.S. and specific economic and regulatory conditions in particular industries.

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

We are also in a period of regulatory uncertainty. While various actions and proposals by the current Administration and Congress to reduce regulations in certain respects or as to certain industries, to increase infrastructure spending, to permit increased oil and gas drilling, to increase the use of coal, to stimulate steel and other manufacturing and to protect U.S. markets, as well as the impact of corporate tax reforms, may increase U.S. economic activity and the demand for our lime and limestone products, there can be no assurance that such results will be achieved or that they will benefit us or our customers. In addition, depending on the outcome and effects of such proposals, a variety of factors, including uncertainty with respect to governmental budgetary constraints, legislative impasses, extended government shutdowns, pandemics, trade wars, tariffs and increased inflationary pressures, could have a material adverse effect on our financial condition, results of operations, cash flows and competitive position that, on balance, may offset some or all of the benefits to us and our customers from the otherwise favorable regulatory changes.

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

These risks arise from various factors, including, but not limited to, fluctuating demand and prices for our lime and limestone products, including as a result of downturns in the economy and in the construction, industrial, steel and oil and gas services industries, and reduced demand from coal-fired utility plants, increased competitive pressures from other lime producers, changes in legislation and regulations, including Environmental Laws, health and safety regulations and requirements to renew or obtain operating permits, our ability to produce and store quantities of lime and limestone products sufficient in amount and quality to meet customer demands and specifications, the success of our modernization, expansion and development strategies, the uncertainty of our ability to sell our increased lime capacity from the new kiln at our St. Clair facility at acceptable prices, our ability to execute our strategies and complete projects on time and within budget, our ability to integrate, refurbish and/or improve acquired facilities, our access to capital, volatile costs, especially fuel, electricity, transportation and freight costs, inclement weather and the effects of seasonal trends.

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

We quote our lime and limestone products on a delivered price basis to certain customers, which requires us to estimate future delivery costs. Our actual delivery costs may exceed these estimates, which would reduce our profitability.

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

We mine limestone in open pit and underground mining operations and process and distribute that limestone through our plants and other facilities. Certain factors beyond our control could disrupt our operations, adversely affect production and shipments and increase our operating costs, all of which could have a material adverse effect on our results of operations.  These include geological formation problems that may cause poor mining conditions, variability of chemical or physical properties of our limestone, an accident or other major incident at a site that may cause all or part of our operations to cease for some period of time and increase our expenses, mining, processing and plant equipment failures and unexpected maintenance problems that may cause disruptions and added expenses, strikes, job actions or other work stoppages that may disrupt our operations or those of our suppliers, contractors or customers and increase our expenses, and adverse weather conditions and natural disasters, such as hurricanes, tornadoes, heavy rains, flooding, ice storms, freezing weather, drought and other natural events, that may affect operations, transportation or customers.

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

We incur environmental compliance costs and liabilities in our Lime and Limestone Operations, including capital, maintenance and operating costs, with respect to pollution control equipment, the cost of ongoing monitoring programs, the cost of reclamation and remediation efforts and other similar costs and liabilities relating to our compliance with Environmental Laws.  We expect these costs and liabilities to continue or increase, including possible new costs, taxes and limitations on operations, including regulation of greenhouse gas emissions.  Similar environmental costs and liabilities may also be faced by some of our customers.

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

The regulation of greenhouse gas emissions remains an issue for the Company and some of its customers. There is no assurance that changes in the law or regulations will not be adopted, such as the imposition of a carbon tax, a cap-

and-trade program requiring companies to purchase carbon credits, or other measures that would require reductions in emissions or changes to raw materials, fuel use or production rates.  These changes, if adopted, could have a material adverse effect on the Company’s financial condition, results of operations, cash flows and competitive position.

More stringent regulation of greenhouse gas emissions could also adversely affect the competitiveness of some of the Company’s customers, including coal-fired power plants, and indirectly the demand for our lime and limestone products.  For example, our utility customers are continuing to switch from coal to natural gas or renewable sources for power generation for environmental and regulatory as well as cost reasons, thus reducing demand for our lime and limestone products for flue gas treatment processes.

We intend to comply with all Environmental Laws and believe our accrual for environmental costs and liabilities at December 31, 2019 is reasonable. Because many of the requirements are subjective and therefore not quantifiable or presently determinable, or may be affected by additional legislation and rulemaking, including those related to climate change and greenhouse gas emissions, there is no assurance that we will be able to successfully secure new permits in connection with our future modernization and expansion and development projects, and it is not possible to accurately predict the aggregate future costs and liabilities relating to environmental compliance and their effect on our financial condition, results of operations, cash flows and competitive position.

The lime and limestone industry is highly regionalized and competitive.

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

To maintain our competitive position in the lime and limestone industry, we may need to continue to increase the efficiency of our operations and expand production capacity, obtain financing for any such projects and acquisitions at reasonable interest rates and acceptable terms and sell any resulting increased production at acceptable prices.

We may in the future undertake additional modernization and expansion and development projects and acquisitions. Such projects and acquisitions may require that we incur substantial debt, which may not be available to us at all or at reasonable interest rates or on acceptable terms. Given current and projected demand for lime and limestone products, we cannot guarantee that any such project or acquisition would be successful, that we would be able to sell any resulting increased production at acceptable prices or that any such sales would be profitable.

Although prices for our lime and limestone products have been relatively firm in past years, pricing competition has increased in recent years. We are unable to predict future demand and prices, given the current economic and regulatory uncertainties in the U.S. economy as a whole and in particular industries, and cannot provide any assurance that current levels of demand and prices will continue or that any future increases in demand or prices can be maintained.

We may be adversely affected by any disruption in, or failure of, our information technology systems, including due to cyber-security risks and incidents.

We rely upon the capacity, reliability and security of our information technology (“IT”) systems for our mining, manufacturing, sales, financial and administrative functions. We also face the challenge of supporting our IT systems and implementing upgrades when necessary, including the prompt detection and remediation of any cyber-security breaches.

Our IT systems security measures are focused on the prevention, detection and remediation of damage from computer viruses, natural disasters, unauthorized access, cyber‑attack and other similar disruptions. However, our IT systems protection measures may not be successful in preventing unauthorized access, intrusion and damage. Threats to our systems can derive from human error, fraud or malice on the part of employees or third parties or may result from technological failure.  Any failure, accident or security breach involving our IT systems could result in disruption to our operations. A material breach in the security of our IT systems could negatively impact our mining and manufacturing operations, sales or financial and administrative functions, or result in the compromise of personal information of our employees, customers or suppliers. To the extent any such failure, accident or security breach results in disruption to our operations or sales or loss or disclosure of, or damage to, our data or confidential information, our costs could increase, and our reputation, business, results of operations and financial condition could be materially adversely affected. Additionally, should we experience a cyber-security event, we may incur substantial costs, including remediation costs, such as liability for stolen assets or information, repairs of system damage, legal costs and costs associated with regulatory actions.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES.

Reference is made to Item 1 of this Report for a description of the properties of the Company, and such description is hereby incorporated by reference in answer to this Item 2. As disclosed in Note 3 of Notes to Consolidated Financial Statements, the Company’s plants and facilities and reserves are subject to encumbrances to secure any Company loans under its credit agreement.

ITEM 3.  LEGAL PROCEEDINGS.

Information regarding any legal proceedings is set forth in Note 10 of Notes to Consolidated Financial Statements and is hereby incorporated by reference in answer to this Item 3.

ITEM 4.  MINE SAFETY DISCLOSURES.

Under Section 1503(a) of the Dodd‑Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S‑K, each operator of a coal or other mine is required to include disclosures regarding certain mine safety results in its periodic reports filed with the SEC. The operation of the Company’s quarries, underground mine and plants is subject to regulation by the federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977. The required information regarding certain mining safety and health matters, broken down by mining complex, for the year ended December 31, 2019  is presented in Exhibit 95.1 to this Report.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s common stock is listed on the Nasdaq Global Market® under the symbol “USLM.” As of February 28,  2020, the Company had approximately 325 shareholders of record.

As of February 28,  2020, the Company had 500,000 shares of $5.00 par value preferred stock authorized; however, none has been issued.

PERFORMANCE GRAPH

The graph below compares the cumulative 5-year total shareholders’ return on the Company’s common stock with the cumulative total return on the NASDAQ Composite Index and a peer group index.  In 2018, the peer group consisted of Eagle Materials, Inc., Monarch Cement Co., U.S. Concrete, Inc. and Martin Marietta Materials, Inc.  In 2019, the peer group consisted of Eagle Materials, Inc., Mineral Technologies, Inc., Summit Materials Inc. and U.S. Concrete, Inc.  The peer group was revised in 2019 to better reflect the Company’s size.  The graph assumes that the value of the investment in the Company’s common stock and each index was $100 on December 31, 2014, and that all cash dividends, including the special cash dividend paid in the fourth quarter 2019, have been reinvested.

	2014	2015	2016	2017	2018	2019
U.S. LIME & MINERALS, INC.	100.00	76.10	105.78	108.40	100.53	135.79
NASDAQ COMPOSITE INDEX	100.00	106.96	116.45	150.96	146.67	200.49
2018 PEER GROUP	100.00	112.33	181.23	191.83	133.92	212.20
2019 PEER GROUP	100.00	81.30	124.77	141.13	74.32	108.18

On November 30, 2019, our previously publicly announced share repurchase program expired.  We did not repurchase any shares pursuant to this program in the fourth quarter 2019 prior to the expiration of the share repurchase program.

The Company’s Amended and Restated 2001 Long‑Term Incentive Plan allows employees and directors to pay the exercise price upon the exercise of stock options and the tax withholding liability upon exercise of stock options or the lapse of restrictions on restricted stock by payment in cash and/or withholding or delivery of shares of the Company’s common stock to the Company. Pursuant to these provisions, the Company repurchased 2,361 shares at a price of $90.30 per share, the fair market value of one share on the date they were tendered to the Company, in the fourth quarter 2019 for payment of tax withholding liability upon the lapse of restrictions on restricted stock.

ITEM 6.  SELECTED FINANCIAL DATA.

	Years Ended December 31,
	2019	2018	2017	2016	2015
	(dollars in thousands, except per share amounts)
Operating results
Lime and limestone revenues	$156,981	141,922	142,612	137,190	128,390
Other revenues	1,296	2,513	2,232	2,092	2,447
Total revenues	$158,277	144,435	144,844	139,282	130,837
Gross profit	$41,676	30,486	34,380	33,092	28,714
Operating profit (1)	$29,246	20,002	24,227	23,480	19,086
Income before income tax expense (benefit)	$30,900	21,568	24,943	23,618	17,481
Income tax expense (benefit) (2)	$4,844	1,883	(2,205)	5,864	4,595
Net income	$26,056	19,685	27,148	17,754	12,886
Net income per share of common stock:
Basic	$4.64	3.52	4.87	3.19	2.30
Diluted	$4.64	3.51	4.86	3.19	2.30

(1)

Operating profit for the year ended December 31, 2019 was adversely impacted by an impairment charge of $930 to adjust the carrying value of the long-lived assets related to the Company’s natural gas interests.

(2)

Income tax expense (benefit) for the year ended December 31, 2017 includes the one-time effect of a $7,447 income tax benefit resulting from reduced federal income tax rates under the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”).

	As of December 31,
	2019	2018	2017	2016	2015
Total assets	$247,037	244,671	228,446	210,159	196,499
Stockholders’ equity per outstanding common share	$38.62	39.76	36.73	32.23	29.72
Employees	282	287	318	321	323

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD‑LOOKING STATEMENTS.

Any statements contained in this Report that are not statements of historical fact are forward‑looking statements as defined in the Private Securities Litigation Reform Act of 1995. Forward‑looking statements in this Report, including without limitation statements relating to the Company’s plans, strategies, objectives, expectations, intentions and adequacy of resources, are identified by such words as “will,” “could,” “should,” “would,” “believe,” “possible,” “potential,” “expect,” “intend,” “plan,” “schedule,” “estimate,” “anticipate” and “project.” The Company undertakes no obligation to publicly update or revise any forward‑looking statements. The Company cautions that forward‑looking statements involve risks and uncertainties that could cause actual results to differ materially from expectations, including without limitation the following: (i) the Company’s plans, strategies, objectives, expectations, and intentions are subject to change at any time at the Company’s discretion; (ii) the Company’s plans and results of operations will be affected by its ability to maintain and increase its revenues and manage its growth; (iii) the Company’s ability to meet short‑term and long‑term liquidity demands, including meeting the Company’s operating and capital needs, including for possible acquisitions, repurchasing the Company’s common stock and paying dividends, and conditions in the credit and equity markets, including the ability of the Company’s customers to meet their obligations; (iv) interruptions to operations and increased expenses at the Company’s facilities resulting from changes in mining methods or conditions, variability of chemical or physical properties of the Company’s limestone and its impact on process equipment and product quality, inclement weather conditions, natural disasters, accidents, IT systems failures or disruptions, including due to cyber-security incidents or regulatory requirements; (v) volatile coal, petroleum coke, diesel, natural gas, electricity, transportation and freight costs and the consistent availability of trucks, truck drivers and rail cars to deliver the Company’s products to its customers and solid fuels to its plants on a timely basis at competitive prices; (vi) unanticipated delays or cost overruns in completing modernization and expansion and development projects; (vii) the Company’s ability to expand its Lime and Limestone Operations through projects and acquisitions of businesses with related or similar operations, including obtaining financing for such projects and acquisitions, and to sell any resulting increased production at acceptable prices; (viii) inadequate demand and/or prices for the Company’s lime and limestone products due to increased competition from competitors, increasing competition for certain customer accounts, conditions in the U.S. economy, recessionary pressures in, and the impact of government policies on, particular industries, including construction, steel, industrial and oil and gas services, reduced demand from utility plants, effects of governmental fiscal and budgetary constraints, including the level of highway construction and infrastructure funding, changes to tax law, legislative impasses, extended government shutdowns, trade wars, tariffs, economic and regulatory uncertainties under state governments and the United States Administration and Congress, and inability to continue to maintain or increase prices for the Company’s products, including passing through the increased costs of transportation; (ix) ongoing and possible new regulations, investigations, enforcement actions and costs, legal expenses, penalties, fines, assessments, litigation, judgments and settlements, taxes and disruptions and limitations of operations, including those related to climate change and health and safety and those that could impact the Company’s ability to continue or renew its operating permits or successfully secure new permits in connection with its modernization and expansion and development projects; (xi) estimates of reserves and remaining lives of reserves; and (xii) other risks and uncertainties set forth in this Report or indicated from time to time in the Company’s filings with the Securities and Exchange Commission (the “SEC”), including the Company’s Quarterly Reports on Form 10‑Q.

OVERVIEW.

General.

We have identified one reportable business segment based on the distinctness of our activities and products: Lime and Limestone Operations. All operations are in the United States. Operating profit from our Lime and Limestone Operations includes all of our selling, general and administrative costs. We do not allocate interest expense and interest and other income to our Lime and Limestone Operations.

Our Lime and Limestone Operations represent our principal business. Our Other revenues are from natural gas interests, consisting of royalty and non‑operated working interests under an oil and gas lease and a drillsite agreement with two separate operators related to our Johnson County, Texas property, located in the Barnett Shale Formation, on which Texas Lime conducts its lime and limestone operations. Our principal management decisions related to our natural gas interests involve whether to participate as a non‑operated working interest owner by contributing our proportional costs for drilling proposed wells or workovers of existing wells. While we intend to continue to participate in future natural gas wells drilled and workovers of existing wells under the oil and gas lease and drillsite agreement, if any, we are not in the business of drilling for or producing natural gas and have no personnel with expertise in that field.

During 2019, our natural gas interests did not reach any of the quantitative thresholds for a reportable segment, and we do not expect the results from our natural gas interests to be of significance in future periods.  The revenues, gross profit and operating profit from our natural gas interests are included in Other in our reportable segment disclosures.  Assets related to our natural gas interests, unallocated corporate assets and cash items are included in Other identifiable assets.  Disclosures for 2018 and 2017 have been recast to be consistent with the 2019 presentation.

Revenues increased 9.6% in 2019 compared to 2018.  Revenues from our Lime and Limestone Operations increased 10.6% in 2019, compared to 2018, primarily due to increased sales volumes of 8.6% for our lime and limestone products in 2019, compared to 2018, and an increase in average product prices for our lime and limestone products of 2.0%.  The 2019 increase in sales volumes resulted from increased demand, primarily from our construction and environmental customers.

Gross profit increased 36.7% in 2019 compared to 2018. Gross profit from our Lime and Limestone Operations in 2019 increased 42.6%, compared to 2018, primarily due to the increased revenues discussed above, lower fuel costs, and increased operating efficiencies associated with our new, fuel-efficient kiln at our St. Clair facility, which began producing commercially salable quicklime in the second quarter 2019.

In the fourth quarter 2019, we recognized an impairment charge of $0.9 million ($0.7 million, net of tax) to adjust the carrying values of the long-lived assets related to our natural gas interests.  Prices for natural gas and natural gas liquids decreased substantially during 2019, compared to 2018, which led to the impairment of the assets.

Interest expense remained flat at $0.2 million for each of 2019 and 2018.  Interest and other income, net, increased $0.1 million in 2019, or 4.9%, compared to 2018,  primarily due to increased interest rates received on our cash and cash equivalents balances in 2019.

Net income increased $6.4 million, or 32.4%, in 2019, compared to 2018.  Net income per fully diluted share increased to $4.64 in 2019, compared to $3.51 in 2018.

Our existing cash balances and cash flows from operations enabled us to make $27.1 million of capital investments and pay $33.1 million in dividends, including a $30.0 million special cash dividend, in 2019. Our cash balances decreased to  $54.3 million at December 31, 2019, compared to $67.2 million at December 31, 2018, principally reflecting payment of the special dividend in 2019.  At December 31, 2019, we had no debt outstanding.

Our new kiln at St. Clair began producing commercially salable quicklime in the second quarter 2019, delivering increased efficiencies in our production of quicklime.  Through December 31, 2019, we have spent $44.2 million on the kiln and the related modernization project at St. Clair.  In 2020, we expect to complete certain upgrades and enhancements to equipment related to the new kiln as part of the modernization project.  When fully completed, we anticipate the final cost of the project, including the kiln, will be approximately $50 million.

During the fourth quarter 2019, we paid a special cash dividend of $30.0 million, or $5.35 per share, on our common stock, in addition to our regular quarterly cash dividend of $0.135 (13.5 cents) per share.

On January 30,  2020, we announced that our Board of Directors had declared an increased regular quarterly cash dividend of $0.16  (16 cents) per share.  The dividend is payable on March 13,  2020 to shareholders of record on February 21, 2020.

Absent a significant acquisition opportunity arising during 2020, we anticipate funding our operating and capital needs and our increased quarterly cash dividend from our cash balances on hand and cash flows from operations.

Lime and Limestone Operations.

In our Lime and Limestone Operations, we produce and sell PLS, quicklime, hydrated lime and lime slurry. The principal factors affecting our success are the level of demand and prices for our products and whether we are able to maintain sufficient production levels and product quality while controlling costs.

Inclement weather conditions, such as winter ice and snow storms, cold weather, hurricanes, tornadoes and excessive rainfalls generally reduce the demand for lime and limestone products supplied to construction‑related customers that account for a significant amount of our revenues. Inclement weather also interferes with our open‑pit mining operations and can disrupt our plant production. In addition to weather, various maintenance, environmental, accident and other operational and construction issues can also disrupt our operations and increase our operating expenses.

Demand for our products in our market areas is also affected by general economic conditions, the pace of construction, the demand for steel, the level of oil and gas drilling in our markets, the level of governmental and private funding for highway construction and infrastructure and utility plant usage of coal for power generation. Demand for our lime and limestone products from our construction and environmental customers increased in 2019. Favorable weather conditions in Texas positively impacted demand from our construction customers in 2019, compared to 2018 when it was adversely impacted by sustained rains throughout the months of September and October, although Texas weather has begun 2020 with above average rainfall.

In 2014 and 2015, Texas approved two constitutional amendments authorizing a portion of oil and gas tax revenues to be deposited into the State Highway Fund, for certain other sales and use tax revenues to be directed to the State Highway Fund and, beginning in Texas’ fiscal 2020, for certain state motor vehicle sales and rental tax revenues to be directed to the State Highway Fund.  With these State funding improvements, along with the $200 billion federal spending on infrastructure investment proposed by the current Administration, we would expect to see increases in demand from our construction customers, but the timing of any demand increase is uncertain and subject to weather and other factors.

Our modernization and expansion and development projects in Texas,  Arkansas, and Oklahoma and our Texas slurry operations have positioned us to meet the demand for high‑quality lime and limestone products in our markets. Our modernization and expansion and development projects have also equipped us with up‑to‑date, fuel‑efficient plant facilities, which have resulted in lower production costs and greater operating efficiencies, thus enhancing our competitive position. All our rotary kilns are now fuel‑efficient preheater kilns.  The addition of the new kiln at St. Clair further increased the fuel efficiency of our fleet of kilns.

For our plants to operate at peak efficiency, we must meet operational challenges that arise from time to time, including bringing new facilities on-line and refurbishing and/or improving acquired facilities, as well as operating existing facilities efficiently. We also incur ongoing costs for maintenance and to remain in compliance with rapidly changing Environmental Laws and health and safety and other regulations.

Our primary variable cost is energy. Prices for coal, petroleum coke, diesel, natural gas, electricity, transportation and freight are volatile. In addition, our freight costs, including diesel prices, to deliver our products can be high relative to the value of our products. We have been able to mitigate to some degree the adverse impact of volatile energy costs by varying the mixes of fuel used in our kilns, and by passing on some of any increase in costs onto our customers, where possible, through higher prices and/or surcharges on certain products.  In addition, as noted above, we recently put a new, more fuel-efficient kiln in service at St. Clair, which should help us better manage our energy costs at that plant.  Finally, we have not engaged in any significant hedging activity in an effort to control our energy costs but may do so in the future.

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

For us to maintain or increase our profitability in our Lime and Limestone Operations in the face of reduced demand from some of our customers, competitive pressures and increased costs, we must maintain or increase our customer base, improve our revenues and control our operational and selling, general and administrative expenses. To maintain or improve our gross profit margins, we are focusing on maintaining, and increasing where possible, our lime and limestone prices to offset our increased costs, which is a challenging task with increased competition from other lime and limestone producers. In addition, we will continue to explore ways to increase the operating efficiency of our plants and other facilities and expand our production capacity through acquisitions as conditions warrant or opportunities arise.

We continue to believe the enhanced efficiency and production capacity resulting from our modernization and expansion and development projects at Texas,  Arkansas, and Oklahoma, our expanded slurry operations, our acquisitions and the operational strategies we have implemented have allowed us to increase our efficiency, grow production capacity, improve product quality, better serve existing customers, attract new customers and control costs. To date, however, demand and prices for our lime and limestone products have not been sufficient to fully utilize our additional production capacity.  In addition, there can be no assurance that our efficiency and production will not be adversely affected by weather, maintenance, environmental, accident, cyber-security, and other operational and construction issues; that we can successfully invest in improvements to our existing facilities; that our results will not be adversely affected by increases in fuel, natural gas, electricity, transportation and freight costs or new environmental, health and safety or other regulatory requirements; or that, with increasing competition with other lime and limestone producers, our revenues, gross profit, net income and cash flows can be maintained or improved.

Other.

Revenues in 2019 included $1.3 million from our natural gas interests, compared to $2.5 million and $2.2 million in 2018 and 2017, respectively.   Gross profit (loss) in 2019 included a loss of $(0.4) million from our natural gas interests, compared to profit of $1.0 million and $0.7 million in 2018 and 2017, respectively.

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

Revenue recognition.  We recognize revenue for our Lime and Limestone Operations when (i) a contract with the customer exists and the performance obligations are identified, (ii) the price has been established; and (iii) the performance obligations have been satisfied, which is generally upon shipment.  Revenues include external freight billed to customers with related costs accounted for as fulfillment costs and included in cost of revenues.  Our returns and allowances are minimal.  External freight billed to customers included in revenues was $28.3 million, $25.6 million and $23.5 million for 2019, 2018 and 2017, respectively, which approximates the amount of external freight included in cost of revenues. Sales taxes billed to customers are not included in revenues.  For our natural gas interests, we recognize revenue in the month of production and delivery.

We operate our Lime and Limestone Operations within a single geographic region and derive all revenues from that segment from the sale of lime and limestone products.  See Note 11 for disaggregation of revenues by the Lime and Limestone Operations segment and Other, which we believe best depicts how the nature, amount, timing and uncertainty of revenues and cash flows are affected by economic factors.

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

Property, plant and equipment.    For major constructed assets, we include the costs for labor and materials plus interest and internal and external project management costs that are directly related to the constructed assets in the capitalized cost.  Depreciation of property, plant and equipment is being provided for by the straight‑line method over estimated useful lives.

Maintenance and repairs are charged to expense as incurred; renewals and betterments are capitalized. When units of property are retired or otherwise disposed of, their cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is credited or charged to income.

We expense all exploration costs as incurred as well as costs incurred at an operating quarry or mine, other than capital expenditures and inventory. Costs to acquire mineral reserves or mineral interests are capitalized upon acquisition.  Development costs incurred to develop new mineral reserves, to expand the capacity of a quarry or mine, or to develop quarry or mine areas substantially in advance of current production are capitalized once proven and probable reserves exist and can be economically produced.  For each quarry or mine, capitalized costs to acquire and develop mineral reserves are depleted using the units‑of‑production method based on the proven and probable reserves for such quarry or mine.

We review long‑lived assets for impairment and, when events or circumstances indicate the carrying amount of an asset may not be recoverable, we determine if impairment of value exists. If the estimated undiscounted future net cash flows are less than the carrying amount of the asset, an impairment exists, and an impairment loss must be calculated and recorded. If an impairment exists, the impairment loss is calculated based on the excess of the carrying amount of the asset over the asset’s fair value. Any impairment loss is treated as a permanent reduction in the carrying value of the asset.  During 2019, we recognized an impairment charge of $0.9 million to adjust the carrying value of certain long-lived assets related to our natural gas interests.

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

RESULTS OF OPERATIONS.

The following table sets forth certain financial information expressed as a percentage of revenues for the periods indicated:

	Year Ended December 31,
	2019	2018	2017
Lime and limestone revenues	99.2%	98.3%	98.5%
Other revenues	0.8	1.7	1.5
Total revenues	100.0	100.0	100.0
Cost of revenues
Labor and other operating expenses	(62.6)	(66.9)	(65.0)
Depreciation, depletion and amortization	(11.0)	(12.0)	(11.3)
Gross profit	26.4	21.1	23.7
Selling, general and administrative expenses	(7.3)	(7.3)	(7.0)
Impairment of long lived assets	(0.6)	—	—
Operating profit	18.5	13.8	16.7
Other (expense) income:
Interest expense	(0.1)	(0.2)	(0.2)
Interest and other income, net	1.2	1.3	0.7
Income tax (expense) benefit	(3.1)	(1.3)	1.5
Net income	16.5%	13.6%	18.7%

2019 vs. 2018

Revenues for 2019 increased to $158.3 million from $144.4 million in 2018, an increase of $13.8 million, or 9.6%. Revenues from our Lime and Limestone Operations in 2019 increased $15.1 million, or 10.6%, to $157.0 million from $141.9 million in 2018. The increase in revenues from our Lime and Limestone Operations was primarily due to increased sales volumes of our lime and limestone products, principally to our construction and environmental customers. In addition, we realized a  2.0% average increase in prices for our lime and limestone products in 2019, compared to 2018.  Revenues also included $1.3 million and $2.5 million in 2019 and 2018, respectively, from our natural gas interests.

Our gross profit increased to $41.7 million for 2019 from $30.5 million for 2018, an increase of $11.2 million, or 36.7%. Gross profit from our Lime and Limestone Operations for 2019 was $42.0 million, compared to $29.5 million in 2018, an increase of $12.6 million, or 42.6%. The increase in gross profit in 2019, compared to 2018, resulted primarily from increased revenues discussed above, lower fuel costs and increased operating efficiencies associated with the new kiln at our St. Clair facility, which began producing commercially saleable quicklime in the second quarter 2019.  Gross profit also included the impact of a $(0.4) loss in 2019 and $1.0 million profit in 2018 from our natural gas interests.

Selling, general and administrative expenses (“SG&A”) increased to $11.5 million for 2019, an increase of $1.0 million, or 9.7%, compared to $10.5 million for 2018. As a percentage of revenues, SG&A was 7.3% in each of 2019 and 2018.  The increase in SG&A was primarily due to increased compensation-related and legal expenses in 2019, compared to 2018.

In the fourth quarter 2019, we recognized an impairment charge of $0.9 million ($0.7 million, net of tax) to adjust the carrying values of the long-lived assets related to our natural gas interests.  Prices for natural gas and natural gas liquids decreased substantially during 2019, compared to 2018, which led to the impairment of the assets.

Interest expense was $0.2 million in each of 2019 and 2018, as we had no outstanding debt during either 2019 or 2018.

Interest and other income, net was $1.9 million in 2019, compared to $1.8 million in 2018.  The increase in interest and other income, net in 2019, compared to 2018, was primarily due to increased interest rates received on cash and cash equivalents balances in 2019.

Income tax expense was $4.8 million in 2019, for an effective rate of 15.7%, compared to $1.9 million in 2018, for an effective rate of 8.7%, an increase of $3.0 million.  Our effective income tax rates for 2019 and 2018 were reduced from the statutory rate primarily due to research and development tax credits and statutory depletion in excess of cost depletion.

Net income increased to $26.1 million ($4.64 per share diluted) in 2019, compared to $19.7 million ($3.51 per share diluted) in 2018, an increase of $6.4 million, or 32.4%.

2018 vs. 2017

Revenues for 2018 decreased to $144.4 million from $144.8 million in 2017, a decrease of $0.4 million, or 0.3%. Revenues from our Lime and Limestone Operations in 2018 decreased $0.7 million, or 0.5%, to $141.9 million from $142.6 million in 2017. The decrease in revenues from our Lime and Limestone Operations was primarily due to decreased sales volumes of our lime and limestone products, principally to our construction and environmental customers, partially offset by increased sales volumes to our steel customers. In addition, we realized a  1.3% average increase in prices for our lime and limestone products in 2018, compared to 2017.  Revenues also included $2.5 million and $2.2 million in 2018 and 2017, respectively, from our natural gas interests.

Our gross profit decreased to $30.5 million for 2018 from $34.4 million for 2017, a decrease of $3.9 million, or 11.3%. Gross profit from our Lime and Limestone Operations for 2018 was $29.5 million, compared to $33.7 million in 2017, a decrease of $4.2 million, or 12.4%. The decrease in gross profit in 2018, compared to 2017, resulted primarily from increased quarrying and transportation costs.  Gross profit also included $1.0 million and $0.7 million in 2018 and 2017, respectively, from our natural gas interests.

SG&A increased to $10.5 million for 2018, an increase of $0.3 million, or 3.3%, compared to $10.2 million for 2017. As a percentage of revenues, SG&A increased to 7.3% in 2018 from 7.0% in 2017, due primarily to the decrease in revenues and an increase in compensation-related expenses in 2018.

Interest expense was $0.2 million in each of 2018 and 2017, as we had no outstanding debt during either 2018 or 2017.

Interest and other income, net was $1.8 million in 2018, compared to $1.0 million in 2017.  The increase in interest and other income, net in 2018, compared to 2017, was primarily due to increased interest rates received on cash and cash equivalents balances in 2018.

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

We expect to spend approximately $12.0 million per year over the next several years in our Lime and Limestone Operations for normal recurring capital and re‑equipping projects at our plants and facilities to maintain or improve efficiency, ensure compliance with Environmental Laws, meet customer needs and reduce costs. As of December 31, 2019, we had $2.1 million in open orders or contractual commitments for our Lime and Limestone Operations.

Liquidity and Capital Resources.  Net cash provided by operating activities was $47.0 million in 2019, compared to $38.7 million in 2018, an increase of $8.3 million, or 21.4%. Our net cash provided by operating activities is composed of net income, depreciation, depletion and amortization (“DD&A”), other non‑cash items included in net income and changes in working capital. In 2019, net cash provided by operating activities was principally composed of $26.1 million net income, $17.6 million DD&A,  $4.9 million increase in deferred income taxes, $0.9 million impairment of long-lived assets, and $1.5 million stock-based compensation, partially offset by a $4.4 million decrease from changes in working capital.  In 2019, the changes in working capital were principally composed of a $3.3 million increase in trade receivables, net.  In 2018, net cash provided by operating activities was principally composed of $19.7 million net income, $17.6 million DD&A, and $1.5 million stock‑based compensation, partially offset by a $0.7 million decrease from changes in working capital.  Changes in working capital in 2018 were primarily due to a $3.1 million increase in trade receivables, net and a $1.4 million decrease in prepaid expenses and other current assets.

Net cash used in investing activities was $26.5 million for 2019, compared to $53.2 million in 2018.  Net cash used in investing activities included $5.6 million and $26.2 million paid on the St. Clair kiln project in 2019 and 2018, respectively. Net cash used in investing activities in 2019 also included $8.0 million for specialized equipment at the Batesville Quarry and $2.8 million for a new slurry terminal in the Dallas-Fort Worth area.  Net cash used in investing activities in 2018 also included $9.4 million for land purchases in Texas, Arkansas and Oklahoma, $3.1 million for specialized equipment at the Batesville Quarry and $1.7 million for updating our fleet of slakers and trucks used in the production and transportation of our lime slurry products.  The balance of net cash used in investing activities in 2019 and 2018 was primarily for normal recurring capital and re‑equipping projects at our plants and facilities.

Net cash used in financing activities primarily consisted of $33.1 million for dividend payments in 2019, including a special cash dividend of $30.0 million, compared to $3.0 million for dividend payments in 2018, and $0.4 million to repurchase shares of our common stock in each of 2019 and 2018.

Our cash and cash equivalents at December 31, 2019 decreased to $54.3 million from $67.2 million at December 31, 2018.

Banking Facilities and Debt.    Our credit agreement with Wells Fargo Bank, N.A. (the “Lender”), as amended as of May 2, 2019 and November 21, 2019, provides for a $75 million revolving credit facility (the “Revolving Facility”) and an incremental four-year accordion feature to borrow up to an additional $50 million on the same terms, subject to approval by the Lender or another lender selected by us.  The credit agreement also provides for a $10 million letter of credit sublimit under the Revolving Facility.  The Revolving Facility and any incremental loans mature on May 2, 2024.

Interest rates on the Revolving Facility are, at our option, LIBOR plus a margin of 1.000% to 2.000%, or the Lender’s Prime Rate plus a margin of 0.000% to 1.000%; and a commitment fee range of 0.200% to 0.350% on the undrawn portion of the Revolving Facility.  The Revolving Facility interest rate margins and commitment fee are determined quarterly in accordance with a pricing grid based upon our Cash Flow Leverage Ratio, defined as the ratio of the Company’s total funded senior indebtedness to earnings before interest, taxes, depreciation, depletion, amortization and stock-based compensation expense (“EBITDA”) for the 12 months ended on the last day of the most recent calendar quarter, plus pro forma EBITDA from any businesses acquired during the period.  Pursuant to a security agreement, dated August 25, 2004, the Revolving Facility is secured by the Company’s existing and hereafter acquired tangible assets, intangible assets and real property.  The maturity of the Revolving Facility and any incremental loans can be accelerated if any event of default, as defined under the credit agreement, occurs.  Our maximum Cash Flow Leverage Ratio is 3.50 to 1.

We may pay dividends so long as we remain in compliance with the provisions of our credit agreement, and may purchase, redeem or otherwise acquire shares of our common stock so long as our pro forma Cash Flow Leverage

Ratio is less than 3.00 to 1.00 and no default or event of default exists or would exist after giving effect to such stock repurchase.

We had no debt outstanding as of December 31, 2019 or 2018.  We had $0.4 million of letters of credit issued under the Revolving Facility as of December 31, 2019, which count as draws against the available commitment under the Revolving Facility.

Common Stock Buybacks.  We spent $0.4 million, $0.4 million and $0.3 million in 2019, 2018 and 2017, respectively, to repurchase treasury shares.

Contractual Obligations.  The following table sets forth our contractual obligations as of December 31, 2019 (in thousands):

	Payments Due by Period
					More Than
Contractual Obligations	Total	1 Year	2 - 3 Years	4 - 5 Years	5 Years
Debt	$—	—	—	—	—
Operating leases(1)	$3,322	1,327	1,545	361	90
Limestone mineral leases	$1,493	71	143	142	1,137
Purchase obligations(2)(3)	$7,928	4,550	2,102	1,276	—
Other liabilities	$1,482	120	248	245	869
Total	$14,225	6,068	4,038	2,024	2,096

(1)	Represents operating leases for railcars, corporate office space and some equipment that are either non‑cancelable or subject to significant penalty upon cancellation.
(2)	Of these obligations, $1,128 were recorded on the Consolidated Balance Sheet at December 31, 2019.
(3)

Purchase obligations includes enforceable agreements to purchase goods or services that specify all significant terms, including fixed or minimum quantities to be purchased, fixed-price provisions, and the approximate timing of the transaction, and are either non-cancelable or subject to significant penalty upon cancellation.

We believe that cash on hand and cash flows from operations will be sufficient to meet our operating needs, ongoing capital needs, including our current and possible future modernization and expansion and development projects, and liquidity needs and allow us to pay our regular cash dividends for the near future.

Off‑Balance Sheet Arrangements.  We do not utilize off‑balance sheet financing arrangements; however, we lease railcars, corporate office space and some equipment used in our operations under operating lease agreements that are either non‑cancelable or subject to significant penalty upon cancellation, and have various limestone mineral leases. As of December 31, 2019, the total future lease payments under our various operating and limestone mineral leases totaled $3.3 million and $1.5 million, respectively, and are due in payments as summarized in the table above.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

INTEREST RATE RISK.

We could be exposed to changes in interest rates, primarily as a result of floating interest rates on the Revolving Facility.  There was no outstanding balance on the Revolving Facility subject to interest rate risk at December 31, 2019.  Any future borrowings under the Revolving Facility would be subject to interest rate risk. See Note 3 of Notes to Consolidated Financial Statements.

FOREIGN EXCHANGE RISK.

We could be exposed to changes in the Euro to U.S. Dollar exchange rate for our 0.3 million Euros obligations for contracts related to the purchase and installation of equipment at December 31, 2019.  We entered into foreign exchange hedges to fix our U.S. Dollar liability at $0.4 million.  See Notes 1(f) and 10 of Notes to Consolidated Financial Statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
United States Lime & Minerals, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of United States Lime & Minerals, Inc. (a Texas Corporation) and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 28, 2020 expressed an unqualified opinion.

Change in accounting principle

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases on January 1, 2019 using the modified retrospective method due to the adoption of Accounting Standard Codification 842, “Leases”.

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
February 28, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
United States Lime & Minerals, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of United States Lime & Minerals, Inc. (a Texas corporation) and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2019, and our report dated February 28, 2020 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

Dallas, Texas
February 28, 2020

United States Lime & Minerals, Inc.

Consolidated Balance Sheets

(dollars in thousands, except per share amounts)

	December 31,	December 31,
	2019	2018
ASSETS
Current assets
Cash and cash equivalents	$54,260	$67,218
Trade receivables, net	22,948	19,602
Inventories, net	13,388	12,846
Prepaid expenses and other current assets	2,139	1,692
Total current assets	92,735	101,358
Property, plant and equipment
Mineral reserves and land	36,423	33,637
Proved natural gas properties, successful-efforts method	17,484	18,414
Buildings and building and leasehold improvements	7,251	5,814
Machinery and equipment	304,379	286,173
Furniture and fixtures	981	981
Automotive equipment	3,837	3,453
Property, plant and equipment	370,355	348,472
Less accumulated depreciation and depletion	(219,668)	(205,708)
Property, plant and equipment, net	150,687	142,764
Operating lease right-of-use assets	3,192	—
Other assets, net	423	549
Total assets	$247,037	$244,671
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$4,430	$4,570
Current portion of operating lease liabilities	1,294	—
Accrued expenses	3,735	3,393
Total current liabilities	9,459	7,963
Deferred tax liabilities, net	17,218	12,365
Operating lease liabilities, excluding current portion	1,866	—
Other liabilities	1,362	1,376
Total liabilities	29,905	21,704
Stockholders’ equity
Preferred stock, $5.00 par value; authorized 500,000 shares; none issued or outstanding	—	—
Common stock	663	661
Additional paid-in capital	27,464	25,867
Accumulated other comprehensive loss	(1)	(13)
Retained earnings	243,566	250,568
Less treasury stock, at cost	(54,560)	(54,116)
Total stockholders’ equity	217,132	222,967
Total liabilities and stockholders’ equity	$247,037	$244,671

The accompanying notes are an integral part of these consolidated financial statements.

United States Lime & Minerals, Inc.

Consolidated Statements of Income

(dollars in thousands, except per share amounts)

	Years Ended December 31,
	2019	2018	2017
Revenues	$158,277	$144,435	$144,844
Cost of revenues
Labor and other operating expenses	99,207	96,558	94,124
Depreciation, depletion and amortization	17,394	17,391	16,340
	116,601	113,949	110,464
Gross profit	41,676	30,486	34,380
Selling, general and administrative expenses	11,500	10,484	10,153
Impairment of long-lived assets	930	—	—
Operating profit	29,246	20,002	24,227
Other expense (income)
Interest expense	244	243	241
Interest and other income, net	(1,898)	(1,809)	(957)
	(1,654)	(1,566)	(716)
Income before income tax expense (benefit)	30,900	21,568	24,943
Income tax expense (benefit)	4,844	1,883	(2,205)
Net income	$26,056	$19,685	$27,148
Net income per share of common stock
Basic	$4.64	$3.52	$4.87
Diluted	$4.64	$3.51	$4.86

The accompanying notes are an integral part of these consolidated financial statements.

United States Lime & Minerals, Inc.

Consolidated Statements of Comprehensive Income

(dollars in thousands)

	Years Ended December 31,
	2019	2018	2017
Net income	$26,056	$19,685	$27,148
Other comprehensive income (loss)
Mark to market of foreign exchange hedges, net of tax expense (benefit) of $4, $(29) and $155 for 2019, 2018 and 2017, respectively	12	(99)	309
Total other comprehensive income (loss)	12	(99)	309
Comprehensive income	$26,068	$19,586	$27,457

The accompanying notes are an integral part of these consolidated financial statements.

United States Lime & Minerals, Inc.

Consolidated Statements of Stockholders’ Equity

(dollars in thousands)

				Accumulated
	Common Stock		Additional	Other
	Shares		Paid-In	Comprehensive	Retained	Treasury
	Outstanding	Amount	Capital	(Loss) Income	Earnings	Stock	Total
Balances at December 31, 2016	5,574,140	$657	22,831	(223)	209,770	(53,396)	179,639
Stock options exercised	2,000	—	73	—	—	—	73
Stock-based compensation	16,695	2	1,403	—	—	—	1,405
Treasury shares purchased	(4,014)	—	—	—	—	(309)	(309)
Cash dividends paid	—	—	—	—	(3,013)	—	(3,013)
Net income	—	—	—	—	27,148	—	27,148
Mark to market of foreign exchange hedges, net of $155 tax expense	—	—	—	309	—	—	309
Comprehensive income	—	—	—	309	27,148	—	27,457
Balances at December 31, 2017	5,588,821	659	24,307	86	233,905	(53,705)	205,252
Stock options exercised	6,339	—	73	—	—	—	73
Stock-based compensation	17,626	2	1,487	—	—	—	1,489
Treasury shares purchased	(5,385)	—	—	—	—	(411)	(411)
Cash dividends paid	—	—	—	—	(3,022)	—	(3,022)
Net income	—	—	—	—	19,685	—	19,685
Mark to market for foreign exchange hedges, net of $29 tax benefit	—	—	—	(99)	—	—	(99)
Comprehensive (loss) income	—	—	—	(99)	19,685	—	19,586
Balances at December 31, 2018	5,607,401	661	25,867	(13)	250,568	(54,116)	222,967
Stock options exercised	2,000	—	75	—	—	—	75
Stock-based compensation	18,900	2	1,522	—	—	—	1,524
Treasury shares purchased	(5,475)	—	—	—	—	(444)	(444)
Cash dividends paid	—	—	—	—	(33,058)	—	(33,058)
Net income	—	—	—	—	26,056	—	26,056
Mark to market for FX hedges, net of $4 tax expense	—	—	—	12	—	—	12
Comprehensive income	—	—	—	12	26,056	—	26,068
Balances at December 31, 2019	5,622,826	$663	$27,464	$(1)	$243,566	$(54,560)	$217,132

The accompanying notes are an integral part of these consolidated financial statements.

United States Lime & Minerals, Inc.

Consolidated Statements of Cash Flows

(dollars in thousands)

	2019	2018	2017
OPERATING ACTIVITIES:
Net income	$26,056	$19,685	$27,148
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	17,617	17,603	16,549
Impairment of long-lived assets	930	—	—
Amortization of deferred financing costs	9	14	15
Deferred income taxes	4,848	20	(7,612)
Loss on disposition of property, plant and equipment	439	624	377
Stock-based compensation	1,524	1,489	1,405
Changes in operating assets and liabilities:
Trade receivables, net	(3,346)	(3,129)	308
Inventories, net	(542)	700	(1,113)
Prepaid expenses and other current assets	(447)	1,377	(1,594)
Other assets	117	(1)	5
Accounts payable and accrued expenses	(165)	438	(1,130)
Other liabilities	(29)	(85)	(76)
Net cash provided by operating activities	47,011	38,735	34,282
INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(27,100)	(53,762)	(21,337)
Proceeds from sale of property, plant and equipment	558	605	592
Net cash used in investing activities	(26,542)	(53,157)	(20,745)
FINANCING ACTIVITIES:
Cash dividends paid	(33,058)	(3,022)	(3,013)
Proceeds from exercise of stock options	75	73	73
Purchase of treasury shares	(444)	(411)	(309)
Net cash used in financing activities	(33,427)	(3,360)	(3,249)
Net (decrease) increase in cash and cash equivalents	(12,958)	(17,782)	10,288
Cash and cash equivalents at beginning of period	67,218	85,000	74,712
Cash and cash equivalents at end of period	$54,260	$67,218	$85,000

The accompanying notes are an integral part of these consolidated financial statements.

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share amounts)

Years Ended December 31, 2019, 2018 and 2017

(1) Summary of Significant Accounting Policies

(a)         Organization and Presentation

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

During 2019, the Company’s natural gas interests did not reach any of the quantitative thresholds for a reportable segment, and the results from its natural gas interests are not expected to be of significance in future periods.  The revenues, gross profit and operating profit of the natural gas interests are included in Other for reportable segment disclosures.  Disclosures for 2018 and 2017 have been recast to be consistent with the 2019 presentation.

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

(d)         Statements of Cash Flows

For purposes of reporting cash flows, the Company considers all bank deposits and highly liquid debt instruments, such as U.S. Treasury bills and notes, with maturities, at the time of purchase, of three months or less to be cash equivalents. Cash equivalents are carried at cost plus accrued interest, which approximates fair market value. Supplemental cash flow information is presented below:

	Years Ended December 31,
	2019	2018	2017
Cash paid during the year for:
Interest	$150	$179	$140
Income taxes	$445	$331	$6,718

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share amounts)

Years Ended December 31, 2019, 2018 and 2017

(e)         Revenue Recognition

The Company recognizes revenue for its Lime and Limestone Operations when (i) a contract with the customer exists and the performance obligations are identified, (ii) the price has been established; and (iii) the performance obligations have been satisfied, which is generally upon shipment.  Revenues include external freight billed to customers with related costs accounted for as fulfillment costs and included in cost of revenues.  The Company’s returns and allowances are minimal.  External freight billed to customers included in revenues was $28,397,  $25,637 and $23,489 for 2019, 2018 and 2017, respectively, which approximates the amount of external freight included in cost of revenues. Sales taxes billed to customers are not included in revenues.  For its natural gas interests, the Company recognizes revenue in the month of production and delivery.

The Company operates its Lime and Limestone Operations within a single geographic region and derives all revenues from that segment from the sale of lime and limestone products.  See Note 11 for disaggregation of revenues by the Lime and Limestone Operations segment and Other, which the Company believes best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

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

The carrying values of cash and cash equivalents, trade receivables, other current assets, accounts payable and accrued expenses approximate fair value due to the short maturity of these instruments.  The Company’s foreign exchange hedges are carried at fair value at December 31, 2019 and 2018.  See Notes 1(p), 5 and 10. Financial liabilities measured at fair value on a recurring basis are summarized below:

			Significant Other
			Observable Inputs
			(Level 2)
	December 31,	December 31,	December 31,	December 31,
	2019	2018	2019	2018	Valuation Technique
Foreign exchange hedges	$(1)	$(16)	$(1)	$(16)	Cash flows approach

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share amounts)

Years Ended December 31, 2019, 2018 and 2017

(g)         Concentration of Credit Risk and Trade Receivables

Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash and cash equivalents, trade receivables and derivative financial instruments. The Company places its cash and cash equivalents with high-credit quality financial institutions and in highly rated commercial paper or U.S. Treasury bills and notes with maturities, at the time of purchase, of three months or less.  The Company places its derivative financial instruments with financial institutions and other firms that management believes have high credit ratings. The Company’s cash and cash equivalents at commercial banking institutions normally exceed federally insured limits. For a discussion of the credit risks associated with the Company’s derivative financial instruments, see Note 10.

The majority of the Company’s trade receivables are unsecured. Payment terms for all trade receivables are based on the underlying purchase orders, contracts or purchase agreements. Credit losses relating to trade receivables have generally been within management expectations and historical trends. Uncollected trade receivables are charged‑off when identified by management to be unrecoverable. Trade receivables are presented net of the related allowance for doubtful accounts, which totaled $361 and $430 at December 31, 2019 and 2018, respectively. Additions and write‑offs to the Company’s allowance for doubtful accounts during the years ended December 31 are as follows:

	2019	2018
Beginning balance	$430	$346
Additions	102	109
Write-offs	(171)	(25)
Ending balance	$361	$430

(h)         Inventories, Net

Inventories are valued principally at the lower of cost, determined using the average cost method, or net realizable value. Costs for raw materials and finished goods include materials, labor and production overhead. A summary of inventories is as follows:

	December 31,	December 31,
	2019	2018
Lime and limestone inventories:
Raw materials	$4,546	$4,693
Finished goods	1,954	2,153
	6,500	6,846
Service parts inventories	6,888	6,000
	$13,388	$12,846

(i)         Property, Plant and Equipment

For major constructed assets, the capitalized cost includes the price paid by the Company for labor and materials plus interest and internal and external project management costs that are directly related to the constructed assets. Machinery and equipment at December 31, 2019 and 2018 included $16,813 and $45,555, respectively, of construction in progress for various capital projects. No interest costs were capitalized for the years ended December 31, 2019 and 2018. At December 31, 2019 and 2018, accounts payable and accrued

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share amounts)

Years Ended December 31, 2019, 2018 and 2017

expenses included $1,303 and $936, respectively, of capitalized costs. Depreciation of property, plant and equipment is being provided for by the straight‑line method over estimated useful lives as follows:

Buildings and building and leasehold improvements	3	-	25	years
Machinery and equipment	2	-	30	years
Furniture and fixtures	3	-	10	years
Automotive equipment	3	-	10	years

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

During 2019, the Company recognized an impairment charge of $930 to adjust the carrying value of certain long-lived assets related to its natural gas interests.  Prices for natural gas and natural gas liquids decreased substantially during 2019, which led the Company to determine that the estimated fair value of its natural gas assets was less than their carrying value.  Fair value was determined as the present value of the estimated future cash flows of the natural gas interests.

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

(k)         Asset Retirement Obligations

The Company recognizes legal obligations for reclamation and remediation associated with the retirement of long‑lived assets at their fair value at the time the obligations are incurred (“AROs”). Over time, the liability for AROs is recorded at its present value each period through accretion expense, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, the Company either settles the AROs for the recorded amount or recognizes a gain or loss.  The Company’s AROs of $1,482 and $1,519 as of  December 31, 2019 and 2018, respectively, are included in Other liabilities and Accrued expenses on the Company’s Consolidated Balance Sheets. As of December 31, 2019, assets, net of accumulated depreciation,

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share amounts)

Years Ended December 31, 2019, 2018 and 2017

associated with the Company’s AROs totaled  $826.  During 2019 and 2018, the Company spent $93 and $178, respectively, on its AROs, and recognized accretion expense of $86,  $84 and $73 in 2019, 2018 and 2017, respectively, on its AROs.

The AROs were estimated based on studies and the Company’s process knowledge and estimates and are discounted using a credit adjusted risk-free interest rate. The AROs are adjusted when further information warrants an adjustment. The Company estimates annual expenditures of approximately $100 to $200 per year in years 2020 through 2024 relating to its AROs.

(l)         Other Assets, Net

Other assets, net consist of the following:

	December 31,
	2019	2018
Deferred financing costs	$28	$19
Other	395	530
	$423	$549

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

The Company incurred capital expenditures related to environmental matters of $1,156 in 2019,  $1,152 in 2018 and $440 in 2017.

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share amounts)

Years Ended December 31, 2019, 2018 and 2017

(n)         Income and Dividends Per Share of Common Stock

The following table sets forth the computation of basic and diluted income per common share:

	Years Ended December 31,
	2019	2018	2017
Net income for basic and diluted income per common share	$26,056	$19,685	$27,148
Weighted-average shares for basic income per common share	5,612,048	5,595,384	5,577,312
Effect of dilutive securities:
Employee and director stock options(1)	9,090	6,993	11,184
Adjusted weighted-average shares and assumed exercises for diluted income per common share	5,621,138	5,602,377	5,588,496
Basic net income per common share	$4.64	$3.52	$4.87
Diluted net income per common share	$4.64	$3.51	$4.86

(1)	Excludes 8,700, 9,900 and 0 stock options in 2019, 2018 and 2017, respectively, as antidilutive because the exercise price exceeded the average per share market price for the periods presented.

The Company paid $5.89,  $0.54 and $0.54 of cash dividends per share of common stock in 2019, 2018 and 2017, respectively.  The cash dividends for 2019 included a special dividend of $5.35 per share paid in 2019.

(o)         Stock‑Based Compensation

The Company expenses all stock‑based payments to employees and directors, including grants of stock options and restricted stock, in the Company’s Consolidated Statements of Income based on their fair values. Compensation cost is recognized on a straight-line basis over the vesting period.

(p)         Derivative Instruments and Hedging Activities

Every derivative instrument is recorded on the Company’s Consolidated Balance Sheets as either an asset or liability measured at its fair value. Changes in the derivative’s fair value are recognized currently in earnings unless specific hedge accounting criteria are met. If the derivative is designated as a cash flow hedge, changes in fair value are recognized in comprehensive income or loss until the hedged item is recognized in earnings.  The Company estimated fair value utilizing the cash flows valuation technique. The fair values of derivative contracts that expire in less than one year are recognized as current assets or liabilities. Those that expire in more than one year are recognized as long-term assets or liabilities. See Notes 1(f), 5 and 10.

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

Years Ended December 31, 2019, 2018 and 2017

The Company also assesses individual tax positions to determine if they meet the criteria for some or all of the benefits of that position to be recognized in the Company’s financial statements. The Company only recognizes tax positions that meet the more‑likely‑than‑not recognition threshold.

(r)         Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain changes in assets and liabilities, such as mark‑to‑market gains or losses of interest rate and foreign exchange hedges, are reported as a separate component of the stockholders’ equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. See Notes 1(p), 5 and 10.

(2) New Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2016-02 (“ASU 2016-02”), “Leases,” which requires the recognition of lease assets and lease liabilities by lessees for all leases greater than one year in duration and classified as operating leases under previous guidance.  For operating leases, a lessee is required to recognize at inception a right-of-use asset and a lease liability equal to the net present value of the lease payments, with lease expense recognized over the lease term on a straight-line basis.  For leases with a term of one year or less, ASU 2016-02 allows a reporting entity to make an accounting policy election to not recognize a right-of-use asset and a lease liability, and to recognize lease expense on a straight-line basis.  The Company adopted ASU 2016-02 at January 1, 2019, using the optional transition method.  Under the optional transition method, a reporting entity continues to apply legacy guidance, including disclosure requirements, in the comparative periods presented in the year of adoption, recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption, if any.  The Company elected the package of practical expedients permitted under the transition guidance, which, among other things, carried forward the historical lease classification.  The Company also elected the component practical expedient, which includes lease and non-lease components as a single component in accounting for a lease.  Adoption of ASU 2016-02 resulted in an increase in assets of $3.9 million with corresponding liabilities of $3.9 million and no impact on retained earnings at January 1, 2019.

In February 2018, the FASB issued Accounting Standards Update No. 2018-02 (“ASU 2018-02”),  “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.”  ASU 2018-02 allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”). The Company adopted ASU 2018-02 at January 1, 2019.  Adoption of this standard had no impact on the Company’s Consolidated Financial Statements.

In June 2016, the FASB issued ASU 2016-13 (“ASU 2016-13”),  “Financial Instruments - Credit Losses (Topic 326)”. The new standard is effective for public companies, excluding smaller reporting companies, for reporting periods beginning after December 15, 2019 and for smaller reporting companies, for reporting periods beginning after December 15, 2022, including interim periods within those fiscal years. The standard replaces the incurred loss impairment methodology under current US GAAP with a methodology that reflects expected credit losses and requires the use of a forward-looking expected credit loss model for accounts receivables, loans, and other financial instruments. The standard requires a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company plans to adopt ASU 2016-13 as of January 1, 2020.  Implementation of ASU 2016-03 will not have a material effect on the Company’s Consolidated Financial Statements.

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share amounts)

Years Ended December 31, 2019, 2018 and 2017

(3) Banking Facilities and Debt

The Company’s credit agreement with Wells Fargo Bank, N.A. (the “Lender”), as amended as of May 2, 2019 and November 21, 2019, provides for a $75,000 revolving credit facility (the “Revolving Facility”) and an incremental four-year accordion feature to borrow up to an additional $50,000 on the same terms, subject to approval by the Lender or another lender selected by the Company.  The credit agreement also provides for a $10,000 letter of credit sublimit under the Revolving Facility.  The Revolving Facility and any incremental loans mature on May 2, 2024.

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

The Company had no debt outstanding at December 31, 2019 or 2018.  The Company had $400 of letters of credit issued at December 31, 2019, which count as draws against the available commitment under the Revolving Facility.

(4) Leases

The Company has operating leases for the use of equipment, corporate office space, and some of its terminal and distribution facilities.  The leases have remaining lease terms of 0 to 8 years, with a weighted-average remaining lease term of 3 years at December 31, 2019.  Some operating leases include options to extend the leases for up to 5 years.  At January 1, 2019, upon implementation of ASU 2016-02, the liability for the Company’s operating leases was discounted to present value using a weighted-average discount rate of 3.5%.  Total lease and rent expense was $2,133,  $2,260 and $2,359 for 2019, 2018 and 2017, respectively.  The components of net operating lease costs for 2019 were as follows (in thousands):

		Year Ended December 31,
	Classification	2019
Operating lease costs (1)	Cost of revenues	$1,974
Operating lease costs	Selling, general and administrative expenses	230
Rental revenues	Other (income) expense	(71)
Net operating lease costs		$2,133

(1)Includes the costs of leases with a term of one year or less.

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share amounts)

Years Ended December 31, 2019, 2018 and 2017

As of December 31, 2019, future minimum payments under operating leases that were either non-cancelable or subject to significant penalty upon cancellation, including future minimum payments under renewal options that the Company is reasonably certain to exercise, were as follows (in thousands):

2020	$1,327
2021	1,085
2022	460
2023	187
2024	174
Thereafter	92
Total future minimum lease payments	3,325
Less imputed interest	(165)
Present value of lease liabilities	$3,160

Supplemental cash flow information pertaining to the Company’s leasing activity for the year ended December 31, 2019 was as follows (in thousands):

Year Ended December 31,
2019
Cash payments for operating lease liabilities	$1,664
Right-of-use assets obtained in exchange for operating lease obligations	$857

As of December 31, 2018, future minimum payments, under operating leases applying legacy guidance prior to the adoption of ASU 2016-02, that were either non-cancelable or subject to significant penalty upon cancellation, were $1,319 for 2019, $1,030 for 2020, $720 for 2021, $397 for 2022 and $0 for 2023 and thereafter.

(5)  Comprehensive Income

The components of comprehensive income for the years ended December 31 are as follows:

	2019	2018	2017

Net income	$26,056	$19,685	$27,148
Mark to market of foreign exchange hedges	16	(128)	464
Deferred income tax (expense) benefit	(4)	29	(155)
Comprehensive income	$26,068	$19,586	$27,457

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share amounts)

Years Ended December 31, 2019, 2018 and 2017

(6) Income Taxes

Income tax expense (benefit) for the years ended December 31 is as follows:

	2019	2018	2017
Current income tax (benefit) expense	$(4)	$1,863	$5,407
Deferred income tax expense (benefit)	4,848	20	(7,612)
Income tax expense (benefit)	$4,844	$1,883	$(2,205)

A reconciliation of income taxes computed at the federal statutory rate to income tax expense (benefit) for the years ended December 31 is as follows:

	2019		2018		2017
		Percent of		Percent of		Percent of
		Pretax		Pretax		Pretax
	Amount	Income	Amount	Income	Amount	Income
Income taxes computed at the federal statutory rate	$6,489	21.0%	$4,529	21.0%	$8,730	35.0%
(Reduction) increase in taxes resulting from:
Benefit of reduced federal income tax rates	—	—	—	—	(7,447)	(29.9)
Statutory depletion in excess of cost depletion	(1,200)	(3.9)	(1,199)	(5.6)	(2,004)	(8.0)
Research and development tax credits	(1,155)	(3.7)	(1,775)	(8.2)	(1,433)	(5.7)
Manufacturing deduction	—	—	—	—	(674)	(2.7)
State income taxes, net of federal income tax benefit	155	0.5	178	0.8	235	0.9
Other	555	1.8	150	0.7	388	1.6
Income tax expense (benefit)	$4,844	15.7%	$1,883	8.7%	$(2,205)	(8.8)%

The $7,447 benefit of reduced federal income tax rates in 2017 resulted from the 2017 Tax Act, which was signed into law on December 22, 2017.  The 2017 Tax Act reduced the enacted federal income tax rate for corporations from 35% to 21% beginning in 2018.  Applying the lower federal income tax rate to the Company’s book to tax differences resulted in a one-time reduction to the Company’s deferred tax liabilities, net, recorded as an income tax benefit in the Consolidated Statements of Income for 2017. The research and development tax credits in 2019, 2018 and 2017 were primarily associated with the construction of the new kiln at St. Clair.

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share amounts)

Years Ended December 31, 2019, 2018 and 2017

Components of the Company’s deferred tax liabilities and assets are as follows:

	December 31,	December 31,
	2019	2018
Deferred tax liabilities
Lime and limestone property, plant and equipment	$16,928	$11,219
Operating lease right-of-use assets	735	—
Natural gas interests drilling costs and equipment	1,040	1,475
	18,703	12,694
Deferred tax assets
Fair value liability of foreign exchange hedges	—	3
Operating lease liabilities	728	—
Other	757	326
	1,485	329
Deferred tax liabilities, net	$17,218	$12,365

Current income taxes are classified on the Company’s Consolidated Balance Sheets as follows:

Prepaid expenses and other current assets	$416	$—
Accrued expenses	$—	$54

The Company had no federal net operating loss carry forwards at December 31, 2019. The Company reduces deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is “more likely than not” that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets are considered fully recognizable because of the Company’s recent income history and expectations of income in the future.  The Company’s federal income tax returns for the year ended December 31, 2016 and subsequent years remain subject to examination.  The Company’s income tax returns in certain state income tax jurisdictions remain subject to examination for various periods for the year ended December 31, 2016 and subsequent years.  The Company treats interest and penalties on income tax liabilities as income tax expense.

(7)  Employee Retirement Plans

The Company has a contributory retirement (401(k)) savings plans for non‑union employees and for union employees of Arkansas Lime Company and Texas Lime Company. Company contributions to these plans were $259, $251 and $209 in 2019, 2018 and 2017, respectively.

(8)  Stock‑Based Compensation

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

The number of shares of common stock that may be subject to outstanding awards granted under the 2001 Plan (determined immediately after the grant of any award) may not exceed 874,589 from the inception of the 2001 Plan. In addition, no individual may receive awards in any one calendar year of more than 100,000 shares of common stock. Stock options granted under the 2001 Plan expire ten years from the date of grant and generally become exercisable, or

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share amounts)

Years Ended December 31, 2019, 2018 and 2017

vest, immediately. Restricted stock generally vests over periods of one‑half to three years. Upon the exercise of stock options, the Company issues common stock from its non‑issued authorized or treasury shares that have been reserved for issuance pursuant to the 2001 Plan. At December 31, 2019, the number of shares of common stock remaining available for future grants of stock options, restricted stock or other forms of stock‑based compensation under the 2001 Plan was 149,400.

The Company recorded $1,524, $1,489 and $1,405 for stock‑based compensation expense related to stock options and shares of restricted stock for 2019, 2018 and 2017, respectively. The amounts included in cost of revenues were $170,  $154 and $144 and in selling, general and administrative expense were $1,354,  $1,335, and $1,261, for 2019, 2018 and 2017, respectively.

A summary of the Company’s stock option and restricted stock activity and related information for the year ended December 31, 2019 and certain other information for the years ended December 31, 2019, 2018 and 2017 are as follows:

		Weighted-			Weighted-
		Average	Aggregate		Average
	Stock	Exercise	Intrinsic	Restricted	Grant-Date
	Options	Price	Value	Stock	Fair Value
Outstanding (stock options); non-vested (restricted stock) at December 31, 2018	60,300	$64.64	$507	17,594	$71.36
Granted	9,900	87.90	24	19,033	84.77
Exercised (stock options); vested (restricted stock)	(2,000)	37.70	57	(18,024)	72.31
Forfeited	—	—	—	(133)	71.27
Outstanding (stock options); non-vested (restricted stock) at December 31, 2019	68,200	$68.81	$1,466	18,470	$84.26
Exercisable at December 31, 2019	68,200	$68.81	$1,466	n/a	n/a

	2019	2018	2017
Weighted-average fair value of stock options granted during the year	$20.47	$17.74	$17.61
Weighted-average remaining contractual life for stock options in years	6.64	6.87	6.57
Total fair value of stock options vested during the year	$203	$176	$174
Total intrinsic value of stock options exercised during the year	$57	$447	$86
Total fair value of restricted stock vested during the year	$1,303	$1,327	$1,232

There were no non‑vested stock options at December 31, 2019, and the weighted‑average remaining contractual life of the outstanding and exercisable stock options at such date was 6.64 years. The total compensation cost not yet recognized for restricted stock at December 31, 2019 was $1,361, which will be recognized over the weighted average of 1.07 years.

The fair value for the stock options was estimated at the date of grant using a lattice‑based option valuation model, with the following weighted‑average assumptions for the 2019, 2018 and 2017 grants: risk‑free interest rates of 1.69% to 2.33% (weighted average 1.89%) in 2019,  2.51% to 2.80% (weighted average 2.59%) in 2018 and 1.45% to 1.81% (weighted average 1.73%) in 2017; a dividend yield of 0.60% to 0.67% (weighted average 0.62%) in 2019,  0.73% to 0.76% (weighted average 0.75%) in 2018 and 0.54% to 0.67% (weighted average of 0.57%) in 2017; and a volatility factor of .244 to .247 (weighted average .245) in 2019,  .249 to .256 (weighted average .250) in 2018 and .258 to .265

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share amounts)

Years Ended December 31, 2019, 2018 and 2017

(weighted average .260) in 2017, based on the monthly per‑share closing prices for three years preceding the date of issuance. In addition, the fair value of these options was estimated based on an expected life of three to five years. The fair value of restricted stock is based on the closing per‑share price of the Company’s common stock on the date of grant.

(9)  Share Repurchases

The Company accounts for the repurchase of common stock using the cost method, with common stock in treasury classified in the Company’s Consolidated Balance Sheets as a reduction in stockholders’ equity.  In December 2015, the Company commenced a publicly announced share repurchase program to repurchase up to $10,000 of its common stock.  On November 30, 2019, the repurchase program expired.  No shares were repurchased under the program in 2019, 2018 or 2017.

During 2019, pursuant to provisions in the 2001 Plan that allow employees and directors to pay the tax withholding liability upon the lapse of restrictions on restricted stock in either cash and/or delivery of shares of the Company’s common stock, the Company repurchased 5,475 shares at a weighted-average price of $81.10 per share.

(10)  Commitments and Contingencies

The Company is party to lawsuits and claims arising in the normal course of business, none of which, in the opinion of management, is expected to have a material adverse effect on the Company’s financial condition, results of operations, cash flows or competitive position.

The Company is not contractually committed to any planned capital expenditures until actual orders are placed for equipment or services. At December 31, 2019, the Company had $979 for open equipment and construction contracts. At December 31, 2019, the Company had a contract related to a capital project at its Arkansas facility that required future payments totaling 0.3 million Euros, or $381.  To hedge against potential losses due to changes in the Euro to U.S. Dollar exchange rates, the Company has entered into foreign exchange (“FX”) hedges with Wells Fargo Bank, N.A. as the counterparty to the hedges to fix the exchange rate for the 0.3 million Euros.  The hedges have been effective as defined under applicable accounting rules.  Therefore, changes in fair value of the FX hedges are reflected in comprehensive income.  The Company will be exposed to credit losses in the event of non-performance by the counterparty to the hedges.  Due to the strengthening of the Euro, compared to the U.S. Dollar during 2019, the fair value of the FX hedges resulted in a liability of $1 at December 31, 2019,  and a liability of $16 at December 31, 2018, which is included in Accrued expenses in the Company’s Consolidated Balance Sheets.  See Notes 1(f), 1(p) and 5.

(11)  Reportable Segment

The Company has identified one reportable segment based on the distinctness of the Company’s activities and products: lime and limestone operations. All operations are in the United States. In evaluating the operating results of the Company, management primarily reviews revenues, gross profit and operating profit from the lime and limestone operations.  Operating profit from its lime and limestone operations includes all of the Company’s selling, general and administrative costs. The Company does not allocate interest income and expense and other expense to its lime and limestone operations.

During 2019, the Company’s natural gas interests did not reach any of the quantitative thresholds for a reportable segment, and the Company does not expect the results from its natural gas interests to be of significance in future periods.  The revenues, gross profit and operating profit from the Company’s natural gas interests are included in Other for the Company’s reportable segment disclosures.  Other identifiable assets include assets related to its natural gas interests, unallocated corporate assets and cash items.  Segment disclosures for 2018 and 2017 have been recast to be consistent with the 2019 presentation.

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share amounts)

Years Ended December 31, 2019, 2018 and 2017

Operating results and certain other financial data for the years ended December 31, 2019, 2018 and 2017 for the Company’s Lime and Limestone Operations segment and Other are as follows:

Revenues	2019	2018	2017
Lime and limestone operations	$156,981	$141,922	$142,612
Other	1,296	2,513	2,232
Total revenues	$158,277	$144,435	$144,844
Depreciation, depletion and amortization
Lime and limestone operations	$16,432	$16,741	$15,694
Other	962	650	646
Total depreciation, depletion and amortization	$17,394	$17,391	$16,340
Gross profit
Lime and limestone operations	$42,043	$29,482	$33,652
Other	(367)	1,004	728
Total gross profit	$41,676	$30,486	$34,380
Operating profit
Lime and limestone operations	$30,543	18,998	23,499
Other (1)	(1,297)	1,004	728
Total operating profit	$29,246	20,002	24,227
Identifiable assets, at year end
Lime and limestone operations	$185,657	$169,182	$133,350
Other	61,380	75,489	95,096
Total identifiable assets	$247,037	$244,671	$228,446
Capital expenditures
Lime and limestone operations	$27,100	$53,762	$21,335
Other	—	—	2
Total capital expenditures	$27,100	$53,762	$21,337

(1)

Other Operating profit for the year ended December 31, 2019 was adversely impacted by an impairment charge of $930 to adjust the carrying value of long-lived assets related to the Company’s natural gas interests.

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share amounts)

Years Ended December 31, 2019, 2018 and 2017

(12)  Summary of Quarterly Financial Data (unaudited)

	2019
	March 31,	June 30,	September 30,	December 31,
Revenues
Lime and limestone operations	$37,465	$38,581	$43,265	$37,670
Other	334	373	294	295
	$37,799	$38,954	$43,559	$37,965
Gross profit
Lime and limestone operations	$8,686	$9,690	$13,477	$10,190
Other	7	37	6	(417)
	$8,693	$9,727	$13,483	$9,773

Net income	$5,128	$6,033	$9,902	$4,993
Basic income per common share	$0.91	$1.07	$1.76	$0.89
Diluted income per common share	$0.91	$1.07	$1.76	$0.89

	2018
	March 31,	June 30,	September 30,	December 31,
Revenues
Lime and limestone operations	$34,714	$38,557	$34,713	$33,938
Other	573	685	559	696
	$35,287	$39,242	$35,272	$34,634
Gross profit
Lime and limestone operations	$6,793	$9,327	$6,992	$6,370
Other	244	310	204	246
	$7,037	$9,637	$7,196	$6,616
Net income	$4,262	$6,638	$4,554	$4,231
Basic income per common share	$0.76	$1.19	$0.81	$0.76
Diluted income per common share	$0.76	$1.18	$0.81	$0.75

(13)  Subsequent Event

On January 30, 2020, the Company declared an increased regular quarterly cash dividend of $0.16  (16 cents) per share on the Company’s common stock. This dividend is payable on March 13, 2020 to shareholders of record at the close of business on February 21, 2020.

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

As of December 31, 2019, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in the 2013 “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

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

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information appearing under “Election of Directors,” “Information About Our Nominees for Director,” “Information About Our Executive Officers Who Are Not Directors,” and “Corporate Governance” in the definitive Proxy Statement for the Company’s 2020 Annual Meeting of Shareholders (the “2020 Proxy Statement”) is hereby incorporated by reference in answer to this Item 10. The Company anticipates that it will file the 2020 Proxy Statement with the SEC on or before April 29, 2020.

ITEM 11.  EXECUTIVE COMPENSATION.

The information appearing under “Executive Compensation” and “Compensation of Directors” in the 2020 Proxy Statement is hereby incorporated by reference in answer to this Item 11.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information appearing under “Voting Securities and Principal Shareholder,” “Shareholdings of Company Directors and Executive Officers” and “Executive Compensation” in the 2020 Proxy Statement is hereby incorporated by reference in answer to this Item 12.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information appearing under “Voting Securities and Principal Shareholder” and “Corporate Governance” in the 2020 Proxy Statement is hereby incorporated by reference in answer to this Item 13.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information appearing under “Independent Auditors” in the 2020 Proxy Statement is hereby incorporated by reference in answer to this Item 14.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)1.    The following financial statements are included in Item 8:

Reports of Independent Registered Public Accounting Firm
Consolidated Financial Statements:
Consolidated Balance Sheets as of December 31, 2019 and 2018;
Consolidated Statements of Income for the Years Ended December 31, 2019, 2018 and 2017;
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2019, 2018 and 2017;
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2019, 2018 and 2017;
Consolidated Statements of Cash Flows for the Years Ended December 31, 2019, 2018 and 2017; and
Notes to Consolidated Financial Statements.

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

3.3

Amended and Restated Bylaws of United States Lime & Minerals, Inc. as of March 8, 2018 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8‑K filed March 12, 2018, File Number 000‑04197).

4.1	Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934, as Amended.

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

10.1.3

United States Lime & Minerals, Inc. 2001 Long‑Term Incentive Plan, as Amended and Restated (incorporated by reference to Exhibit A to the Company’s definitive Proxy Statement for its Annual Meeting of Shareholders held on May 3, 2019, File Number 000‑04197).

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

10.4

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

10.6

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

10.8

Fourth Amendment to Credit Agreement dated as of June 1, 2010 among United States Lime & Minerals, Inc., each Lender from time to time a party thereto, and Wells Fargo Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8‑K dated June 1, 2010, File Number 000‑04197).

10.9

Fifth Amendment to Credit Agreement dated as of May 7, 2015 among United States Lime & Minerals, Inc., each lender from time to time a party thereto, and Wells Fargo Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, File Number 000-04197).

10.10

Sixth Amendment to Credit Agreement dated as of October 27, 2016 among United States Lime & Minerals, Inc., each lender from time to time a party thereto, and Wells Fargo Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, File Number 000-04197).

10.11

Seventh Amendment to Credit Agreement dated as of May 2, 2019, among United States Lime & Minerals, Inc., each lender from time to time a party thereto, and Wells Fargo Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, File Number 000-04197).

10.12

Eight Amendment to Credit Agreement dated as of May 2, 2019, among United States Lime & Minerals, Inc., each lender from time to time a party thereto, and Wells Fargo Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, File Number 000-04197).

10.13

Ninth Amendment to Credit Agreement dated as of November 21, 2019, among United States Lime & Minerals, Inc., each lender from time to time a party thereto, and Wells Fargo Bank, N.A., as administrative agent.

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

UNITED STATES LIME & MINERALS, INC.

Date: February 28, 2020	By:	/s/ Timothy W. Byrne
Timothy W. Byrne,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: February 28, 2020	By:	/s/ Timothy W. Byrne
Timothy W. Byrne,
President, Chief Executive Officer, and Director (Principal Executive Officer)

Date: February 28, 2020	By:	/s/ Michael L. Wiedemer
Michael L. Wiedemer,
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: February 28, 2020	By:	/s/ Antoine M. Doumet
Antoine M. Doumet,
Director and Chairman of the Board

Date: February 28, 2020	By:	/s/ Richard W. Cardin
Richard W. Cardin,
Director

Date: February 28, 2020	By:	/s/ Ray M. Harlin
Ray M. Harlin
Director

Date: February 28, 2020	By:	/s/ Billy R. Hughes
Billy R. Hughes,
Director

Date: February 28, 2020	By:	/s/ Edward A. Odishaw
Edward A. Odishaw,
Director and Vice Chairman of the Board