Form 10-Q
period 2020-03-31
UNITED STATES LIME & MINERALS INC
filed 2020-04-30
CIK 82020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:  As of April 29,  2020, 5,627,185 shares of common stock, $0.10 par value, were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

(Unaudited)

	March 31,	December 31,
	2020	2019
ASSETS
Current assets
Cash and cash equivalents	$58,796	$54,260
Trade receivables, net	23,148	22,948
Inventories, net	13,534	13,388
Prepaid expenses and other current assets	1,890	2,139
Total current assets	97,368	92,735
Property, plant and equipment	375,363	370,355
Less accumulated depreciation and depletion	(224,074)	(219,668)
Property, plant and equipment, net	151,289	150,687
Operating lease right-of-use assets	2,802	3,192
Other assets, net	408	423
Total assets	$251,867	$247,037
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$4,831	$4,430
Current portion of operating lease liabilities	1,220	1,294
Accrued expenses	2,514	3,735
Total current liabilities	8,565	9,459
Deferred tax liabilities, net	18,198	17,218
Operating lease liabilities, excluding current portion	1,560	1,866
Other liabilities	1,377	1,362
Total liabilities	29,700	29,905
Stockholders’ equity
Common stock	664	663
Additional paid-in capital	27,923	27,464
Accumulated other comprehensive loss	(7)	(1)
Retained earnings	248,211	243,566
Less treasury stock, at cost	(54,624)	(54,560)
Total stockholders’ equity	222,167	217,132
Total liabilities and stockholders’ equity	$251,867	$247,037

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2020		2019
Revenues	$38,440	100.0%	$37,799	100.0%
Cost of revenues
Labor and other operating expenses	23,962	62.3%	25,038	66.2%
Depreciation, depletion and amortization	4,601	12.0%	4,068	10.7%
	28,563	74.3%	29,106	76.9%
Gross profit	9,877	25.7%	8,693	23.1%
Selling, general and administrative expenses	3,219	8.4%	2,673	7.1%
Operating profit	6,658	17.3%	6,020	16.0%
Other expense (income)
Interest expense	62	0.2%	62	0.2%
Interest and other income, net	(247)	(0.7)%	(492)	(1.3)%
	(185)	(0.5)%	(430)	(1.1)%
Income before income tax expense	6,843	17.8%	6,450	17.1%
Income tax expense	1,299	3.4%	1,322	3.5%
Net income	$5,544	14.4%	$5,128	13.6%
Net income per share of common stock
Basic	$0.99		$0.91
Diluted	$0.98		$0.91

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	March 31,
	2020	2019
Net income	$5,544	$5,128
Other comprehensive loss
Mark to market of foreign exchange hedges, net of tax benefit of $2 and $6 for the 2020 and 2019 periods, respectively	(6)	(20)
Total other comprehensive loss	(6)	(20)
Comprehensive income	$5,538	$5,108

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(dollars in thousands)

(Unaudited)

				Accumulated
	Common Stock		Additional	Other
	Shares		Paid-In	Comprehensive	Retained	Treasury
	Outstanding	Amount	Capital	(Loss) Income	Earnings	Stock	Total
Balances at December 31, 2019	5,622,826	$663	$27,464	$(1)	$243,566	$(54,560)	$217,132
Stock options exercised	2,000	—	81	—	—	—	81
Stock-based compensation	3,063	1	378	—	—	—	379
Treasury shares purchased	(704)	—	—	—	—	(64)	(64)
Cash dividends paid	—	—	—	—	(899)	—	(899)
Net income	—	—	—	—	5,544	—	5,544
Mark to market of foreign exchange hedges, net of $2 tax benefit	—	—	—	(6)	—	—	(6)
Comprehensive (loss) income	—	—	—	(6)	5,544	—	5,538
Balances at March 31, 2020	5,627,185	$664	$27,923	$(7)	$248,211	$(54,624)	$222,167

				Accumulated
	Common Stock		Additional	Other
	Shares		Paid-In	Comprehensive	Retained	Treasury
	Outstanding	Amount	Capital	(Loss) Income	Earnings	Stock	Total
Balances at December 31, 2018	5,607,401	$661	$25,867	$(13)	$250,568	$(54,116)	$222,967
Stock-based compensation	3,333	—	309	—	—	—	309
Treasury shares purchased	(753)	—	—	—	—	(52)	(52)
Cash dividends paid	—	—	—	—	(757)	—	(757)
Net income	—	—	—	—	5,128	—	5,128
Mark to market of foreign exchange hedges, net of $6 tax benefit	—	—	—	(20)	—	—	(20)
Comprehensive (loss) income	—	—	—	(20)	5,128	—	5,108
Balances at March 31, 2019	5,609,981	$661	$26,176	$(33)	$254,939	$(54,168)	$227,575

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
OPERATING ACTIVITIES:
Net income	$5,544	$5,128
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	4,655	4,121
Amortization of deferred financing costs	2	4
Deferred income taxes	990	1,246
(Gain) loss on disposition of property, plant and equipment	(13)	386
Stock-based compensation	379	309
Changes in operating assets and liabilities:
Trade receivables, net	(200)	(3,108)
Inventories, net	(146)	25
Prepaid expenses and other current assets	249	216
Other assets	14	31
Accounts payable and accrued expenses	21	(899)
Other liabilities	13	15
Net cash provided by operating activities	11,508	7,474
INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(6,106)	(5,684)
Proceeds from sale of property, plant and equipment	16	142
Net cash used in investing activities	(6,090)	(5,542)
FINANCING ACTIVITIES:
Cash dividends paid	(899)	(757)
Proceeds from exercise of stock options	81	—
Purchase of treasury shares	(64)	(52)
Net cash used in financing activities	(882)	(809)
Net increase in cash and cash equivalents	4,536	1,123
Cash and cash equivalents at beginning of period	54,260	67,218
Cash and cash equivalents at end of period	$58,796	$68,341

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.    Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by United States Lime & Minerals, Inc. (the “Company”) without independent audit.  In the opinion of the Company’s management, all adjustments of a normal and recurring nature necessary to present fairly the financial position, results of operations, comprehensive income and cash flows for the periods presented have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2019.  The results of operations for the three-month period ended March 31, 2020 are not necessarily indicative of operating results for the full year.

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

During 2019, the Company’s natural gas interests did not reach any of the quantitative thresholds for a reportable segment, and the results from its natural gas interests are not expected to be of significance in future periods.  The revenues, gross profit and operating profit of the natural gas interests are included in Other for reportable segment disclosures.  Segment disclosures for first three months ended March 31, 2019 have been recast to be consistent with the presentation for the three months ended March 31, 2020.

3.    Accounting Policies

Revenue Recognition.  The Company recognizes revenue for its lime and limestone operations when (i) a contract with the customer exists and the performance obligations are identified; (ii) the price has been established; and (iii) the performance obligations have been satisfied, which is generally upon shipment.  Revenues include external freight billed to customers with related costs accounted for as fulfillment costs and included in cost of revenues.  The Company’s returns and allowances are minimal.  External freight billed to customers in each of the first quarters 2020 and 2019 included in revenues was $6.9 million, which approximates the amount of external freight included in cost of revenues. Sales taxes billed to customers are not included in revenues.  For its natural gas interests, the Company recognizes revenue in the month of production and delivery.

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

Accounts Receivable.  On January 1, 2020, the Company adopted ASU 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”).  ASU 2016-13 replaces the incurred impairment methodology in previous GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates.  The Company applied the amendments of ASU 2016-13 using a modified-retrospective approach, and as a result, amounts recorded prior to January 1, 2020 have not been retrospectively restated.  The implementation of ASU 2016-13 did not have a material impact on the Company’s results of operation, financial position, or cash flows.

The majority of the Company’s trade receivables are unsecured.  Payment terms for all trade receivables are based on the underlying purchase orders, contracts or purchase agreements.  Under the new standard, the Company estimates credit losses relating to trade receivables based on an assessment of the current and forecasted probability of collection, historical trends, economic conditions and other significant events that may impact the collectability of accounts receivables. Due to the relatively homogenous nature of its trade receivables, the Company does not believe there is any meaningful asset-specific differences within its accounts receivable portfolio that would require the portfolio to be grouped below the consolidated level for review of credit losses. Credit losses relating to trade receivables have generally been within management expectations and historical trends.  Uncollected trade receivables are charged-off when identified by management to be unrecoverable.  The Company maintains an allowance for credit losses to reflect currently expected estimated losses resulting from the failure of customers to make required payments.

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

Leases.  The Company determines if an arrangement is a lease at inception.  When recording operating leases, the Company records a lease liability based on the net present value of the lease payments over the lease term and a corresponding right-of-use asset.  Operating leases are included in operating lease right-of-use assets, current portion of operating lease liabilities and operating lease liabilities, excluding current portion, on the balance sheet.  Lease expense is recognized over the lease term on a straight-line basis.  Lease terms include options to extend the lease when it is reasonably certain the Company will exercise the option.  For leases with a term of twelve months or less, the Company does not record a right-of-use asset and a lease liability and records lease expense on a straight-line basis.  See Note 10 to the condensed consolidated financial statements.

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

The Company’s financial liabilities measured at fair value on a recurring basis at March 31, 2020 and December 31, 2019, respectively, are summarized below (in thousands):

			Significant Other
			Observable Inputs
			(Level 2)
	March 31,	December 31,	March 31,	December 31,
	2020	2019	2020	2019	Valuation Technique
Foreign exchange hedges	$(9)	$(1)	$(9)	$(1)	Cash flows approach

New Accounting Pronouncements.    In June 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU 2016-13 (“ASU 2016-13”), “Financial Instruments - Credit Losses (Topic 326).” The new standard was effective for public companies, excluding smaller reporting companies, for reporting periods beginning after December 15, 2019, including interim periods within those fiscal years. The standard replaced the incurred loss impairment methodology under current US GAAP with a methodology that reflects expected credit losses and requires the use of a forward-looking expected credit loss model for accounts receivables, loans, and other financial instruments. The standard required a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company adopted ASU 2016-13 as of January 1, 2020 using a modified retrospective approach.  Adoption of this standard did not have a material effect on the Company’s condensed consolidated financial statements.  See Note 7 to the condensed consolidated financial statements.

4.   Business Segment

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

During 2019, the Company’s natural gas interests did not reach any of the quantitative thresholds for a reportable segment, and the Company does not expect the results from its natural gas interests to be of significance in future periods.  The revenues, gross profit and operating profit from the Company’s natural gas interests are included in Other for the Company’s reportable segment disclosures.  Other identifiable assets include assets related to its natural gas interests, unallocated corporate assets and cash items.  Segment disclosures for the three months ended March 31, 2019 have been recast to be consistent with the presentation for the three months ended March 31, 2020.

The following table sets forth operating results and certain other financial data for the Company’s lime and limestone operations segment and other (in thousands):

	Three Months Ended March 31,
Revenues	2020	2019
Lime and limestone operations	$38,214	$37,465
Other	226	334
Total revenues	$38,440	$37,799
Depreciation, depletion and amortization
Lime and limestone operations	$4,413	$3,929
Other	188	139
Total depreciation, depletion and amortization	$4,601	$4,068
Gross profit (loss)
Lime and limestone operations	$10,039	$8,686
Other	(162)	7
Total gross profit	$9,877	$8,693
Operating profit (loss)
Lime and limestone operations	$6,820	$6,013
Other	(162)	7

Total operating profit	$6,658	$6,020
Identifiable assets, at period end
Lime and limestone operations	$186,702	$178,346
Other	65,165	76,723
Total identifiable assets	$251,867	$255,069
Capital expenditures
Lime and limestone operations	$6,106	$5,684
Other	—	—
Total capital expenditures	$6,106	$5,684

5.    Income Per Share of Common Stock

The following table sets forth the computation of basic and diluted income per common share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2020	2019
Net income for basic and diluted income per common share	$5,544	$5,128
Weighted-average shares for basic income per common share	5,624	5,609
Effect of dilutive securities:
Employee and director stock options(1)	10	6
Adjusted weighted-average shares and assumed exercises for diluted income per common share	5,634	5,615
Basic net income per common share	$0.99	$0.91
Diluted net income per common share	$0.98	$0.91

(1)

Excludes 8 and 27 stock options for the three months ended March 31, 2020 and 2019, respectively, as anti-dilutive because the exercise price exceeded the average per share market price for the period.

6.    Accumulated Other Comprehensive Income

The following table presents the components of comprehensive income (in thousands):

	Three Months Ended March 31,
	2020	2019
Net income	$5,544	$5,128
Mark to market of foreign exchange hedges	(8)	(26)
Deferred income tax benefit	2	6
Comprehensive income	$5,538	$5,108

In May 2018, to hedge against potential losses due to changes in the Euro to U.S. Dollar exchange rates, the Company entered into foreign exchange (“FX”) hedges with Wells Fargo Bank, N.A. (“Wells Fargo”) as the counterparty to the FX hedges to fix the exchange rates for 2.2 million Euros in connection with a contractual obligation related to the purchase and installation of equipment at Arkansas Lime Company, of which FX hedges with respect to 0.3 million Euros remained outstanding at March 31, 2020. The Company will be exposed to credit losses in the event of non-performance by the counterparty to the FX hedges.  The FX hedges have been effective as defined under applicable accounting rules.  Therefore, changes in the fair value of the FX hedges are reflected in comprehensive income.  Due to changes in the U.S. Dollar, compared to the Euro, the fair value of the hedges resulted in net liabilities of $9 and $1 at March 31, 2020 and December 31, 2019, respectively, which is included in accrued expenses.

7.    Trade Receivables, Net

Additions and write-offs to the Company’s allowance for credit losses for the three months ended March 31, 2020 and 2019 were as follows (in thousands):

	March 31,
	2020	2019
Beginning balance	$361	$430
Additions	39	14
Write-offs	—	—
Ending balance	$400	$444

8.    Inventories, Net

Inventories are valued principally at the lower of cost, determined using the average cost method, or market.  Costs for raw materials and finished goods include materials, labor, and production overhead.  Inventories, net consisted of the following (in thousands):

	March 31,	December 31,
	2020	2019
Lime and limestone inventories:
Raw materials	$4,723	$4,546
Finished goods	1,706	1,954
	6,429	6,500
Service parts inventories	7,105	6,888
	$13,534	$13,388

9.   Banking Facilities and Debt

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

As of March 31, 2020, the Company had no debt outstanding and no draws on the Revolving Facility other than $0.4 million of letters of credit, which count as draws against the available commitment under the Revolving Facility.

10.    Leases

The Company has operating leases for the use of equipment, corporate office space, and some of its terminal and distribution facilities.  The leases have remaining lease terms of 1 to 7 years, with a weighted-average remaining lease term of 3 years at March 31, 2020.  Some operating leases include options to extend the leases for up to 5 years.  At January 1, 2019, upon implementation of ASU 2016-02, the liability for the Company’s operating leases was discounted to present value using a weighted-average discount rate of 3.5%.  The components of lease costs for the three months ended March  31,  2020 and 2019 were as follows (in thousands):

		Three Months Ended March 31,
	Classification	2020	2019
Operating lease costs (1)	Cost of revenues	$385	$486
Operating lease costs (1)	Selling, general and administrative expenses	56	53
Rental revenues	Interest and other income, net	(27)	(12)
Net operating lease costs		$414	$527

(1)Includes the costs of leases with a term of 12 months or less.

As of March 31, 2020, future minimum payments under operating leases that were either non-cancelable or subject to significant penalty upon cancellation, including future minimum payments under renewal options that the Company is reasonably certain to exercise, were as follows (in thousands):

2020 (excluding the three months ended March 31, 2020)	$1,211
2021	879
2022	374
2023	187
2024	174
Thereafter	90
Total future minimum lease payments	2,915
Less imputed interest	(135)
Present value of lease liabilities	$2,780

Supplemental cash flow information pertaining to the Company’s leasing activity for the three months ended March 31, 2020 and 2019  were as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Cash payments for operating lease liabilities	$447	$375
Right-of-use assets obtained in exchange for operating lease obligations	$—	$484

11.    Income Taxes

The Company has estimated that its effective income tax rate for 2020 will be 19.0%.  The primary reason for the effective income tax rate being below the federal statutory rate is due to statutory depletion, which is allowed for income tax purposes and is a permanent difference between net income for financial reporting purposes and taxable income.

12.    Dividends

On March 13, 2020, the Company paid $0.9 million in cash dividends, based on a dividend of $0.16 per share of its common stock, to shareholders of record at the close of business on February 21, 2020.

13.    Subsequent Event

On April 29, 2020, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.16  per share on the Company’s common stock.  This dividend is payable on June 12, 2020 to shareholders of record at the close of business on May 22, 2020.

ITEM 2:     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements.  Any statements contained in this Report that are not statements of historical fact are forward‑looking statements as defined in the Private Securities Litigation Reform Act of 1995. Forward‑looking statements in this Report, including without limitation statements relating to the Company’s plans, strategies, objectives, expectations, intentions, and adequacy of resources, are identified by such words as “will,” “could,” “should,” “would,” “believe,” “possible,” “potential,” “expect,” “intend,” “plan,” “schedule,” “estimate,” “anticipate” and “project.”  The Company undertakes no obligation to publicly update or revise any forward‑looking statements. The Company cautions that forward‑looking statements involve risks and uncertainties that could cause actual results to differ materially from expectations, including without limitation the following: (i) the Company’s plans, strategies, objectives, expectations, and intentions are subject to change at any time at the Company’s discretion; (ii) the Company’s plans and results of operations will be affected by its ability to maintain and increase its revenues and manage its growth; (iii) the Company’s ability to meet short‑term and long‑term liquidity demands, including meeting the Company’s operating and capital needs, including possible acquisitions and paying dividends, and conditions in the credit and equity markets, including the ability of the Company’s customers to meet their obligations; (iv) interruptions to operations and increased expenses at the Company’s facilities resulting from changes in mining methods or conditions, variability of chemical or physical properties of the Company’s limestone and its impact on process equipment and product quality, inclement weather conditions, natural disasters, accidents, IT systems failures or disruptions, including due to cybersecurity incidents or regulatory requirements; (v) volatile coal, petroleum coke, diesel, natural gas, electricity, transportation and freight costs and the consistent availability of trucks, truck drivers and rail cars to deliver the Company’s products to its customers and solid fuels to its plants on a timely basis at competitive prices; (vi) unanticipated delays or cost overruns in completing modernization and expansion and development projects; (vii) the Company’s ability to expand its lime and limestone operations through projects and acquisitions of businesses with related or similar operations, including obtaining financing for such projects and acquisitions, and to sell any resulting increased production at acceptable prices; (viii) inadequate demand and/or prices for the Company’s lime and limestone products due to increased competition from competitors, increasing competition for certain customer accounts, conditions in the U.S. economy, recessionary pressures in, and the impact of government policies on, particular industries, including construction, steel, industrial and oil and gas services, reduced demand from utility plants, effects of governmental fiscal and budgetary constraints, including the level of highway construction and infrastructure funding, changes to tax law, legislative impasses, extended governmental shutdowns, trade wars, tariffs, economic and regulatory uncertainties under state governments and the United States Administration and Congress, and inability to continue to maintain or increase prices for the Company’s products, including passing through the increased costs of transportation; (ix) ongoing and possible new regulations, investigations, enforcement actions and costs, legal expenses, penalties, fines, assessments, litigation, judgments and settlements, taxes and disruptions and limitations of operations, including those related to climate change and health and safety and those that could impact the Company’s ability to continue or renew its operating permits or successfully secure new permits in connection with its modernization and expansion and development projects; (xi) estimates of reserves and remaining lives of reserves; (xii) the impact of the coronavirus (“COVID-19”) pandemic on the Company’s financial condition, results of operations, cash flows, and competitive position; and (xiii) other risks and uncertainties set forth in this Report or indicated from time to time in the Company’s filings with the Securities and Exchange Commission (the “SEC”), including the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

Overview.

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

In addition to our lime and limestone operations, we hold natural gas interests through our wholly owned subsidiary, U.S. Lime Company – O & G, LLC.  In the fourth quarter of 2019, we determined our natural gas interests did not reach any of the quantitative thresholds for a reportable segment.  The revenues, gross profit and operating profit from our natural gas interests are included in Other for our reportable segment disclosures.  Assets related to our natural gas interests, unallocated corporate assets, and cash items are included in Other identified assets.  Segment disclosures for the first quarter 2019 have been recast to be consistent with the first quarter 2020 presentation.

Revenues increased 1.7% in the first quarter 2020, compared to the first quarter 2019.  Revenues from lime and limestone operations increased 2.0% in the first quarter 2020, compared to the first quarter 2019.  The increase in lime and limestone revenues in the first quarter 2020 resulted primarily from a 4.9% increase in average prices realized for our lime and limestone products, compared to the first quarter 2019, partially offset by decreased sales volume of 2.9%, principally due to reduced demand from our environmental and oil and gas services customers.

Gross profit increased 13.6% in the first quarter 2020, compared to the first quarter 2019.  The increased gross profit in the first quarter 2020, compared to the first quarter 2019, resulted primarily from the increased revenues discussed above, lower fuel costs, and increased operating efficiencies associated, in part, with the new kiln at the Company’s St. Clair facility, which began producing commercially saleable quicklime in the second quarter 2019.

We paid an increased regular quarterly cash dividend of $0.16 per share on our common stock in the first quarter 2020.  On April 29, 2020, the Board of Directors declared a regular quarterly cash dividend of $0.16 per share on our common stock.  This dividend is payable on June 12, 2020 to shareholders of record at the close of business on May 22, 2020.

The emergence of COVID-19 in the United States in the first quarter of 2020 has created significant volatility, uncertainty and economic disruption to the general business environment.  Federal, state, and local governmental responses to the COVID-19 pandemic, including restrictions requiring social distancing, and on business activities and movement of people,  began to take effect the last two weeks of March 2020 and, therefore, did not have a material impact on our financial condition or results of operations for the first quarter 2020.  We expect, however, a slowdown in the national economy beginning in the second quarter, and a possibly greater impact in certain industries, such as oil and gas drilling activities, roofing, and steel,  which we expect to result in continued reduction in demand for many of our products.  We will consider cost-cutting initiatives and ways to further increase operating efficiencies in an effort to mitigate some of the effects of the expected economic downturn.

As we respond to the unprecedented times brought upon us all by the COVID-19 pandemic, we have not wavered in our commitment to the safety of our employees and the other individuals at our facilities that deliver lime and limestone products to the essential businesses and communities that we serve.  In addition to our standard health and safety protocols, we have implemented enhanced protocols at all of our locations, including reduced access to facilities, screening of individuals on all sites, and the enforcement of social distancing and other practices that are consistent with, or exceed, the guidelines of the Center for Disease Control.

We are an essential business and anticipate continuing to deliver lime and limestone products to all of the essential businesses we serve.  Our lime and limestone products are used in the purification of drinking water, treatment of wastewater, and scrubbing of air emissions from incinerators, power plants, and industrial plants, as well as in the manufacture of paper and glass products.  Our limestone is used in the production of animal feed and is also used in products that have been recognized as part of the Critical Infrastructure Sector, including steel and other metal products, and commercial, residential, and public works construction.

Future events or governmental responses to COVID-19 may impede or prevent our ability to operate at one or more of our manufacturing facilities or limit our ability to transport our products to our customers.  For example, our lime and limestone products cannot be produced if all of our employees are required to work from home.  Specialized and difficult to replace skill sets are also required in the production of our lime and limestone products.  Should one or more of our facilities experience a COVID-19 outbreak requiring quarantining of employees possessing those skill sets, it would disrupt our ability to produce, sell, and deliver our lime and limestone products and could have a material adverse effect on our financial condition, results of operations, cash flows, and competitive position.

Liquidity and Capital Resources.

Net cash provided by operating activities was $11.4 million in the first quarter 2020, compared to $7.5 million in the first quarter 2019, an increase of $3.9 million, or 52.8%.  Our net cash provided by operating activities is composed of net income, depreciation, depletion and amortization (“DD&A”), deferred income taxes, other non‑cash items included in net income and changes in working capital. In the first quarter 2020, net cash provided by operating activities was principally composed of $5.5 million net income, $4.7 million DD&A, $1.0 million deferred income taxes, $0.4 million stock‑based compensation, and a $49 thousand decrease from changes in operating assets and liabilities.  Changes in operating assets and liabilities in the first quarter 2020 included an increase of $0.2 million in trade receivables, net, and a decrease of $0.2 million in prepaid expenses and other assets.  In the first quarter 2019, net cash provided by operating activities was principally composed of $5.1 million net income, $4.1 million DD&A, $1.2 million deferred income taxes, $0.3 million stock‑based compensation, and a $3.7 million decrease from changes in operating assets and liabilities.  Changes in operating assets and liabilities in the first quarter 2019 included an increase of $3.1 million in trade receivables, net, a decrease of $0.2 million in prepaid expenses and other current assets, and a decrease of $0.9 million in accounts payable and accrued expenses.

We had $6.1 million in capital expenditures in the first quarter 2020, compared to $5.7 million in the first quarter 2019.  Net cash used in financing activities was $0.9 million in the first quarter 2020, compared to $0.8 million in the first quarter 2019, consisting primarily of cash dividends paid in each period.

Cash and cash equivalents increased $4.5 million to $58.8 million at March 31, 2020, from $54.3 million at December 31, 2019.

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

We are not committed to any planned capital expenditures until actual orders are placed for equipment.  As of March 31, 2020, we did not have any material commitments for open purchase orders.

At March 31, 2020, we had no debt outstanding and no draws on the Revolving Facility other than $0.4 million of letters of credit which count as draws against the available commitment under the Revolving Facility.  We believe that, absent a significant acquisition, cash on hand and cash flows from operations will be sufficient to meet our operating needs, ongoing capital needs, including current and possible future modernization, expansion, and development projects, and liquidity needs and allow us to pay regular quarterly cash dividends for the near future.  However, an extended period of severe economic disruption caused by the COVID-19 pandemic could negatively impact our cash flows from operations and our liquidity.

Results of Operations.

Revenues in the first quarter 2020 were $38.4 million, compared to $37.8 million in the first quarter 2019, an increase of $0.6 million, or 1.7%.  Revenues from our lime and limestone operations in the first quarter 2020 increased $0.7 million, or 2.0%, to $38.2 million from $37.5 million in the first quarter 2019.  As discussed above, the increase in revenues from our lime and limestone operations was primarily due to a 4.9% average increase in prices for our lime and lime stone products in the first quarter 2020, compared to the first quarter 2019, partially offset by decreased sales volume of 2.9%, principally due to reduced demand, from our environmental and oil and gas services customers.  Revenues also included $0.2 million and $0.3 million in the first quarters 2020 and 2019, respectively, from our natural gas interests.

Gross profit was $9.9 million in the first quarter 2020, compared to $8.7 million in the first quarter 2019, an increase of $1.2 million, or 13.6%.  Gross profit from our lime and limestone operations in the first quarter 2020 was $10.0 million, compared to $8.7 million in the first quarter 2019, an increase of $1.4 million,  or 15.6%.  The increase in gross profit in 2020, compared to 2019, resulted primarily from the increased revenues discussed above, lower fuel costs and increased operating efficiencies associated, in part, with the new kiln at our St. Clair facility, which began producing commercially saleable quicklime in the second quarter 2019.  Gross profit also included the impact of a $(162) thousand loss in 2020 and a $7 thousand profit in 2019 from our natural gas interests.

Selling, general and administrative expenses (“SG&A”) were $3.2 million in the first quarter 2020, compared to $2.7 million in the first quarter 2019. As a percentage of revenues, SG&A was  8.4% and 7.1% in the first quarters 2020 and 2019, respectively.  The increase in SG&A was primarily due to increased personnel expenses, including stock-based compensation, and legal expenses in the first quarter 2020, compared to the first quarter 2019.

Interest expense was $62 thousand in each of the first quarters 2020 and 2019, as we had no outstanding debt during either period.  Interest and other income, net was $0.2 million in the first quarter 2020, compared to $0.5 million in the first quarter 2019, a decrease of $0.2 million or 49.8%.  The decrease in interest income was due to lower average balances of cash and cash equivalents and reduced interest rates in the first quarter 2020, compared to the first quarter 2019.

Income tax expense was $1.3 million in each of the first quarters 2020 and 2019.  Our effective income tax rate was 19.0% and 20.5% in the first quarters 2020 and 2019, respectively.  Our effective income tax rate was reduced from the federal rate primarily due to statutory depletion, which is allowed for income tax purposes and is a permanent difference between net income for financial reporting purposes and taxable income.  For the year ended December 31, 2019, our effective income tax rate was 15.7% because of a reduction in the tax rate as a result of research and development tax credits.  We do not expect a reduction in our income tax rate due to research and development tax credits in 2020.

Our net income was $5.5 million ($0.98 per share diluted) in the first quarter 2020, compared to net income of $5.1 million ($0.91 per share diluted) in the first quarter 2019, an increase of $0.4 million, or 8.1%.

ITEM 3:     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk.

We could be exposed to changes in interest rates, primarily as a result of floating interest rates on the Revolving Facility.  There was no outstanding balance on the Revolving Facility subject to interest rate risk at March 31, 2020.  Any future borrowings under the Revolving Facility would be subject to interest rate risk.  See Note 9 of Notes to Condensed Consolidated Financial Statements.

Foreign Exchange Risk.

At March 31, 2020, we had contracts related to the purchase and installation of equipment that require future payments totaling 0.3 million Euros.  We have entered into foreign exchange hedges fixing our U.S. Dollar liability at $0.4 million.  We could be exposed to changes in the Euro to U.S. Dollar exchange rates for obligations not effectively fixed by the hedges.  See Note 6 of Notes to Condensed Consolidated Financial Statements.

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

PART II.     OTHER INFORMATION

ITEM 1A:     RISK FACTORS

There have been no material changes, other than as described below, from the risk factors set forth in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.  Please refer to that section for disclosures regarding what we believe are the more significant risks and uncertainties related to our business.

Our financial condition, results of operations, cash flows, and competitive position could be materially adversely impacted by the COVID-19 pandemic.  The extent to which COVID-19, and measures taken in response thereto, could materially adversely affect our financial condition, results of operations, cash flows, and competitive position will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities to contain the business, financial, and economic impact of the pandemic.

While we are continuing to execute our business continuity plans in response to the COVID-19 pandemic, there is the potential for increased disruptions to our business and operations from the pandemic.  For example, the continued impact of COVID-19 may limit our ability to produce, sell and deliver products to our customers; cause key management and plant-level employees not to be available to us; result in plant shutdowns due to contagion, in which case we may not be able to shift production to our other plants; cause disruptions to our supply chain as it relates to our suppliers and other vendors, as well as disrupt the supply chains of our customers; impede our ability to maintain and repair our plants and equipment; negatively impact our modernization, expansion, and development plans; as well as adversely impact demand for our lime and limestone products.  Although we cannot predict future developments, which are highly uncertain, including the scope and duration of the pandemic and actions taken by governmental authorities to contain the business, financial, and economic impact of the pandemic, COVID-19 could have a material adverse effect on our financial condition, results of operations, cash flows, and competitive position.

ITEM 2:     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our Amended and Restated 2001 Long-Term Incentive Plan allows employees and directors to pay the exercise price for stock options and the tax withholding liability upon the lapse of restrictions on restricted stock by payment in cash and/or delivery of shares of common stock.  In the first quarter 2020, pursuant to these provisions, we repurchased 704 shares at a price of $90.53 per share, the fair market value of one share of our common stock on the date that they were tendered for payment of tax withholding liability upon the lapse of restrictions on restricted stock.

ITEM 4:    MINE SAFETY DISCLOSURES

Under Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of SEC Regulation S‑K, each operator of a coal or other mine is required to include disclosures regarding certain mine safety results in its periodic reports filed with the SEC.  The operation of our quarries, underground mine and plants is subject to regulation by the federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977.  The required information regarding certain mining safety and health matters, broken down by mining complex, for the quarter ended March 31, 2020 is presented in Exhibit 95.1 to this Report.

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

10.1

Employment Agreement effective as of January 1, 2020 between United States Lime & Minerals, Inc. and Timothy W. Byrne, including Cash Performance Bonus Award Agreement dated as of January 1, 2020 between United States Lime & Minerals, Inc. and Timothy W. Byrne, set forth as Exhibit A thereto.

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

UNITED STATES LIME & MINERALS, INC.

April 30, 2020	By:	/s/ Timothy W. Byrne
Timothy W. Byrne
President and Chief Executive Officer
(Principal Executive Officer)

April 30, 2020	By:	/s/ Michael L. Wiedemer
Michael L. Wiedemer
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)