Form 10-Q
period 2020-06-30
UNITED STATES LIME & MINERALS INC
filed 2020-07-31
CIK 82020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: As of July 30, 2020, 5,627,869 shares of common stock, $0.10 par value, were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

(Unaudited)

	June 30,	December 31,
	2020	2019
ASSETS
Current assets
Cash and cash equivalents	$68,835	$54,260
Trade receivables, net	21,192	22,948
Inventories, net	14,422	13,388
Prepaid expenses and other current assets	1,243	2,139
Total current assets	105,692	92,735
Property, plant and equipment	378,988	370,355
Less accumulated depreciation and depletion	(228,328)	(219,668)
Property, plant and equipment, net	150,660	150,687
Operating lease right-of-use assets	2,536	3,192
Other assets, net	382	423
Total assets	$259,270	$247,037
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$4,212	$4,430
Current portion of operating lease liabilities	1,169	1,294
Accrued expenses	3,843	3,735
Total current liabilities	9,224	9,459
Deferred tax liabilities, net	19,692	17,218
Operating lease liabilities, excluding current portion	1,352	1,866
Other liabilities	1,383	1,362
Total liabilities	31,651	29,905
Stockholders’ equity
Common stock	664	663
Additional paid-in capital	28,386	27,464
Accumulated other comprehensive loss	—	(1)
Retained earnings	253,411	243,566
Less treasury stock, at cost	(54,842)	(54,560)
Total stockholders’ equity	227,619	217,132
Total liabilities and stockholders’ equity	$259,270	$247,037

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
Revenues	$37,547	100.0%	$38,954	100.0%	$75,987	100.0%	$76,753	100.0%
Cost of revenues
Labor and other operating expenses	22,447	59.8%	25,002	64.2%	46,409	61.1%	50,040	65.2%
Depreciation, depletion and amortization	4,743	12.6%	4,225	10.8%	9,344	12.3%	8,293	10.8%
	27,190	72.4%	29,227	75.0%	55,753	73.4%	58,333	76.0%
Gross profit	10,357	27.6%	9,727	25.0%	20,234	26.6%	18,420	24.0%
Selling, general and administrative expenses	2,881	7.7%	2,639	6.8%	6,100	8.0%	5,312	6.9%
Operating profit	7,476	19.9%	7,088	18.2%	14,134	18.6%	13,108	17.1%
Other expense (income)
Interest expense	62	0.2%	60	0.2%	124	0.2%	122	0.2%
Interest and other income, net	(104)	(0.3)%	(490)	(1.3)%	(351)	(0.5)%	(982)	(1.3)%
	(42)	(0.1)%	(430)	(1.1)%	(227)	(0.3)%	(860)	(1.1)%
Income before income tax expense	7,518	20.0%	7,518	19.3%	14,361	18.9%	13,968	18.2%
Income tax expense	1,417	3.8%	1,485	3.8%	2,716	3.6%	2,807	3.7%
Net income	$6,101	16.2%	$6,033	15.5%	$11,645	15.3%	$11,161	14.5%
Net income per share of common stock
Basic	$1.08		$1.07		$2.07		$1.99
Diluted	$1.08		$1.07		$2.07		$1.99

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$6,101	$6,033	$11,645	$11,161
Other comprehensive income
Mark to market of foreign exchange hedges, net of tax expense of $2 and $0 for the three months and six months ended June 30, 2020, respectively, and $7 and $1 for the three months and six months ended June 30, 2019, respectively	7	25	1	5
Total other comprehensive income	7	25	1	5
Comprehensive income	$6,108	$6,058	$11,646	$11,166

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(dollars in thousands)

(Unaudited)

				Accumulated
	Common Stock		Additional	Other
	Shares		Paid-In	Comprehensive	Retained	Treasury
	Outstanding	Amount	Capital	(Loss) Income	Earnings	Stock	Total
Balances at December 31, 2019	5,622,826	$663	$27,464	$(1)	$243,566	$(54,560)	$217,132
Stock options exercised	2,000	—	81	—	—	—	81
Stock-based compensation	3,063	1	378	—	—	—	379
Treasury shares purchased	(704)	—	—	—	—	(64)	(64)
Cash dividends paid	—	—	—	—	(899)	—	(899)
Net income	—	—	—	—	5,544	—	5,544
Mark to market of foreign exchange hedges, net of $2 tax benefit	—	—	—	(6)	—	—	(6)
Comprehensive (loss) income	—	—	—	(6)	5,544	—	5,538
Balances at March 31, 2020	5,627,185	$664	$27,923	$(7)	$248,211	$(54,624)	$222,167
Stock-based compensation	3,143	—	463	—	—	—	463
Treasury shares purchased	(2,459)	—	—	—	—	(218)	(218)
Cash dividends paid	—	—	—	—	(901)	—	(901)
Net income	—	—	—	—	6,101	—	6,101
Mark to market of foreign exchange hedges, net of $2 tax expense	—	—	—	7	—	—	7
Comprehensive income	—	—	—	7	6,101	—	6,108
Balances at June 30, 2020	5,627,869	$664	$28,386	$—	$253,411	$(54,842)	$227,619

				Accumulated
	Common Stock		Additional	Other
	Shares		Paid-In	Comprehensive	Retained	Treasury
	Outstanding	Amount	Capital	(Loss) Income	Earnings	Stock	Total
Balances at December 31, 2018	5,607,401	$661	$25,867	$(13)	$250,568	$(54,116)	$222,967
Stock-based compensation	3,333	—	309	—	—	—	309
Treasury shares purchased	(753)	—	—	—	—	(52)	(52)
Cash dividends paid	—	—	—	—	(757)	—	(757)
Net income	—	—	—	—	5,128	—	5,128
Mark to market of foreign exchange hedges, net of $6 tax benefit	—	—	—	(20)	—	—	(20)
Comprehensive (loss) income	—	—	—	(20)	5,128	—	5,108
Balances at March 31, 2019	5,609,981	$661	$26,176	$(33)	$254,939	$(54,168)	$227,575
Stock options exercised	2,000	—	75	—	—	—	75
Stock-based compensation	3,173	1	381	—	—	—	382
Treasury shares purchased	(2,361)	—	—	—	—	(189)	(189)
Cash dividends paid	—	—	—	—	(760)	—	(760)
Net income	—	—	—	—	6,033	—	6,033
Mark to market of foreign exchange hedges, net of $7 tax expense	—	—	—	25	—	—	25
Comprehensive income	—	—	—	25	6,033	—	6,058
Balances at June 30, 2019	5,612,793	$662	$26,632	$(8)	$260,212	$(54,357)	$233,141

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2020	2019
OPERATING ACTIVITIES:
Net income	$11,645	$11,161
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	9,453	8,404
Amortization of deferred financing costs	2	6
Deferred income taxes	2,484	2,619
Loss on disposition of property, plant and equipment	239	97
Stock-based compensation	842	691
Changes in operating assets and liabilities:
Trade receivables, net	1,756	(3,344)
Inventories, net	(1,034)	517
Prepaid expenses and other current assets	896	341
Other assets	40	50
Accounts payable and accrued expenses	779	(452)
Other liabilities	27	(54)
Net cash provided by operating activities	27,129	20,036
INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(10,599)	(12,360)
Proceeds from sale of property, plant and equipment	46	461
Net cash used in investing activities	(10,553)	(11,899)
FINANCING ACTIVITIES:
Cash dividends paid	(1,800)	(1,517)
Proceeds from exercise of stock options	81	75
Purchase of treasury shares	(282)	(241)
Net cash used in financing activities	(2,001)	(1,683)
Net increase in cash and cash equivalents	14,575	6,454
Cash and cash equivalents at beginning of period	54,260	67,218
Cash and cash equivalents at end of period	$68,835	$73,672

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by United States Lime & Minerals, Inc. (the “Company”) without independent audit. In the opinion of the Company’s management, all adjustments of a normal and recurring nature necessary to present fairly the financial position, results of operations, comprehensive income and cash flows for the periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2019. The results of operations for the three-and six-month periods ended June 30, 2020 are not necessarily indicative of operating results for the full year.

2. Organization

The Company is a manufacturer of lime and limestone products, supplying primarily the construction (including highway, road and building contractors), industrial (including paper and glass manufacturers), environmental (including municipal sanitation and water treatment facilities and flue gas treatment processes), metals (including steel producers), oil and gas services, roof shingle manufacturers and agriculture (including poultry and cattle feed producers) industries. The Company is headquartered in Dallas, Texas and operates lime and limestone plants and distribution facilities in Arkansas, Colorado, Louisiana, Missouri, Oklahoma and Texas through its wholly owned subsidiaries, Arkansas Lime Company, Colorado Lime Company, Texas Lime Company, U.S. Lime Company, U.S. Lime Company – Shreveport, U.S. Lime Company – St. Clair, ART Quarry TRS LLC (DBA Carthage Crushed Limestone) and U.S. Lime Company – Transportation. In addition, the Company, through its wholly owned subsidiary, U.S. Lime Company – O & G, LLC, has royalty and non-operated working interests in natural gas wells located in Johnson County, Texas, in the Barnett Shale Formation.

During 2019, the Company’s natural gas interests did not reach any of the quantitative thresholds for a reportable segment, and the results from its natural gas interests are not expected to be of significance in future periods. The revenues, gross profit and operating profit of the natural gas interests are included in Other for reportable segment disclosures. Segment disclosures for the three- and six-month periods ended June 30, 2019 have been recast to be consistent with the presentation for the respective periods ended June 30, 2020.

3. Accounting Policies

Revenue Recognition. The Company recognizes revenue for its lime and limestone operations when (i) a contract with the customer exists and the performance obligations are identified; (ii) the price has been established; and (iii) the performance obligations have been satisfied, which is generally upon shipment. Revenues include external freight billed to customers with related costs accounted for as fulfillment costs and included in cost of revenues. The Company’s returns and allowances are minimal. External freight billed to customers included in 2020 and 2019 revenues was $6.5 million and $7.1 million, for the respective three-month periods ended June 30, and $13.3 million and $13.9 million for the respective six-month periods ended June 30, which approximates the amount of external freight included in cost of revenues. Sales taxes billed to customers are not included in revenues. For its natural gas interests, the Company recognizes revenue in the month of production and delivery.

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

The majority of the Company’s trade receivables are unsecured. Payment terms for all trade receivables are based on the underlying purchase orders, contracts or purchase agreements. The Company estimates credit losses relating to trade receivables based on an assessment of the current and forecasted probability of collection, historical trends, economic conditions and other significant events that may impact the collectability of accounts receivables. Due to the relatively homogenous nature of its trade receivables, the Company does not believe there is any meaningful asset-specific differences within its accounts receivable portfolio that would require the portfolio to be grouped below the consolidated level for review of credit losses. Credit losses relating to trade receivables have generally been within management expectations and historical trends. Uncollected trade receivables are charged-off when identified by management to be unrecoverable. The Company maintains an allowance for credit losses to reflect currently expected estimated losses resulting from the failure of customers to make required payments. See Note 7 to the condensed consolidated financial statements.

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

Leases. The Company determines if an arrangement is a lease at inception. When recording operating leases, the Company records a lease liability based on the net present value of the lease payments over the lease term, using the interest rate implicit in the lease, if known, or an incremental rate on a collateralized basis over a similar term and amount to the lease, and a corresponding right-of-use asset. Operating leases are included in operating lease right-of-use assets, current portion of operating lease liabilities and operating lease liabilities, excluding current portion, on the balance sheet. Lease expense is recognized over the lease term on a straight-line basis. Lease terms include options to extend the lease when it is reasonably certain the Company will exercise the option. For leases with a term of twelve months or less, the Company does not record a right-of-use asset and a lease liability and records lease expense on a straight-line basis. See Note 10 to the condensed consolidated financial statements.

Fair Values of Financial Instruments. Fair value is defined as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” The Company uses a three-tier fair value hierarchy, which classifies the inputs used in measuring fair values, in determining the fair value of its financial assets and liabilities.  These tiers include:  Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets; Level 2, defined as observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.  Specific inputs used to value the Company’s foreign exchange hedges were Euro to U.S. Dollar exchange rates for the expected future payment dates for the Company’s commitments denominated in Euros. The last of these foreign exchange hedges expired in April 2020. See Note 6 to the condensed consolidated financial statements. There were no changes in the methods and assumptions used in measuring fair value during the period.

The Company’s financial liabilities measured at fair value on a recurring basis at June 30, 2020 and December 31, 2019, respectively, are summarized below (in thousands):

			Significant Other
			Observable Inputs
			(Level 2)
	June 30,	December 31,	June 30,	December 31,
	2020	2019	2020	2019	Valuation Technique
Foreign exchange hedges	$—	$(1)	$—	$(1)	Cash flows approach

4. Business Segment

The Company has identified one reportable segment based on the distinctness of the Company’s activities and products: lime and limestone operations. All operations are in the United States. In evaluating the operating results of the Company, management primarily reviews revenues, gross profit and operating profit from the lime and limestone operations. Operating profit from its lime and limestone operations includes all of the Company’s selling, general and administrative costs. The Company does not allocate interest expense and interest and other income (expense), net to its lime and limestone operations.

During 2019, the Company’s natural gas interests did not reach any of the quantitative thresholds for a reportable segment, and the Company does not expect the results from its natural gas interests to be of significance in future periods. The revenues, gross profit and operating profit from the Company’s natural gas interests are included in Other for the Company’s reportable segment disclosures. Other identifiable assets include assets related to its natural gas interests, unallocated corporate assets and cash items. Segment disclosures for the three and six months ended June 30, 2019 have been recast to be consistent with the presentation for the three and six months ended June 30, 2020.

The following table sets forth operating results and certain other financial data for the Company’s lime and limestone operations segment and other (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Revenues	2020	2019	2020	2019
Lime and limestone operations	$37,362	$38,581	$75,576	$76,046
Other	185	373	411	707
Total revenues	$37,547	$38,954	$75,987	$76,753
Depreciation, depletion and amortization
Lime and limestone operations	$4,563	$4,089	$8,975	$8,018
Other	180	136	369	275
Total depreciation, depletion and amortization	$4,743	$4,225	$9,344	$8,293
Gross profit (loss)
Lime and limestone operations	$10,507	$9,690	$20,546	$18,376
Other	(150)	37	(312)	44
Total gross profit	$10,357	$9,727	$20,234	$18,420
Operating profit (loss)
Lime and limestone operations	$7,626	$7,051	$14,446	$13,064
Other	(150)	37	(312)	44
Total operating profit	$7,476	$7,088	$14,134	$13,108
Identifiable assets, at period end
Lime and limestone operations	$184,397	$179,780	$184,397	$179,780
Other	74,873	81,693	74,873	81,693
Total identifiable assets	$259,270	$261,473	$259,270	$261,473
Capital expenditures
Lime and limestone operations	$4,493	$6,676	$10,599	$12,360
Other	—	—	—	—
Total capital expenditures	$4,493	$6,676	$10,599	$12,360

5. Income Per Share of Common Stock

The following table sets forth the computation of basic and diluted income per common share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income for basic and diluted income per common share	$6,101	$6,033	$11,645	$11,161
Weighted-average shares for basic income per common share	5,629	5,614	5,627	5,612
Effect of dilutive securities:
Employee and director stock options(1)	8	10	9	7
Adjusted weighted-average shares and assumed exercises for diluted income per common share	5,637	5,624	5,636	5,619
Basic net income per common share	$1.08	$1.07	$2.07	$1.99
Diluted net income per common share	$1.08	$1.07	$2.07	$1.99
(1)	Excludes 15 and 11 stock options for the three- and six-month 2020 periods, and 0 and 14 stock options for the three- and six-month 2019 periods, respectively, as anti-dilutive because the exercise price exceeded the average per share market price for the period.

6. Accumulated Other Comprehensive Income

The following table presents the components of comprehensive income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$6,101	$6,033	$11,645	$11,161
Mark to market of foreign exchange hedges	9	32	1	6
Deferred income tax expense	(2)	(7)	—	(1)
Comprehensive income	$6,108	$6,058	$11,646	$11,166

In May 2018, to hedge against potential losses due to changes in the Euro to U.S. Dollar exchange rates, the Company entered into foreign exchange (“FX”) hedges with Wells Fargo Bank, N.A. (“Wells Fargo”) as the counterparty to the FX hedges to fix the exchange rates. The last of the FX hedges expired in April 2020. The FX hedges were effective as defined under applicable accounting rules. Therefore, changes in the fair value of the FX hedges were reflected in comprehensive income. Due to changes in the U.S. Dollar, compared to the Euro, the fair value of the hedges resulted in net liabilities of $1 at December 31, 2019, which is included in accrued expenses.

7. Trade Receivables, Net

Additions (reductions) and write-offs to the Company’s allowance for credit losses for the six months ended June 30, 2020 and 2019 were as follows (in thousands):

	June 30,
	2020	2019
Beginning balance	$361	$430
Additions (reductions)	14	(10)
Write-offs	—	—
Ending balance	$375	$420

8. Inventories, Net

Inventories are valued principally at the lower of cost, determined using the average cost method, or market. Costs for raw materials and finished goods include materials, labor, and production overhead. Inventories, net consisted of the following (in thousands):

	June 30,	December 31,
	2020	2019
Lime and limestone inventories:
Raw materials	$4,961	$4,546
Finished goods	1,815	1,954
	6,776	6,500
Service parts inventories	7,646	6,888
	$14,422	$13,388

9. Banking Facilities and Debt

The Company’s credit agreement with Wells Fargo Bank, N.A. (the “Lender”), as amended as of May 2, 2019 and November 21, 2019, provides for a $75 million revolving credit facility (the “Revolving Facility”) and an incremental four year accordion feature to borrow up to an additional $50 million on the same terms, subject to approval by the Lender or another lender selected by the Company. The credit agreement also provides for a $10 million letter of credit sublimit under the Revolving Facility. The Revolving Facility and any incremental loans mature on May 2, 2024.

Interest rates on the Revolving Facility are, at the Company’s option, LIBOR plus a margin of 1.000% to 2.000%, or the Lender’s Prime Rate plus a margin of 0.000% to 1.000%, and a commitment fee range of 0.200% to 0.350% on the undrawn portion of the Revolving Facility. The Revolving Facility interest rate margins and commitment fee are determined quarterly in accordance with a pricing grid based upon the Company’s Cash Flow Leverage Ratio, defined as the ratio of the Company’s total funded senior indebtedness to earnings before interest, taxes, depreciation, depletion, amortization and stock-based compensation expense (“EBITDA”) for the 12 months ended on the last day of the most recent calendar quarter, plus pro forma EBITDA from any businesses acquired during the period. Pursuant to a security agreement, dated August 25, 2004, the Revolving Facility is secured by the Company’s existing and hereafter acquired tangible assets, intangible assets and real property. The maturity of the Revolving Facility and any incremental loans can be accelerated if any event of default, as defined under the credit agreement, occurs. The Company’s maximum Cash Flow Leverage Ratio is 3.50 to 1.

The Company may pay dividends so long as it remains in compliance with the provisions of the Company’s credit agreement, and it may purchase, redeem or otherwise acquire shares of its common stock so long as its pro forma Cash Flow Leverage Ratio is less than 3.00 to 1.00 and no default or event of default exists or would exist after giving effect to such stock repurchase.

As of June 30, 2020, the Company had no debt outstanding and no draws on the Revolving Facility other than $0.4 million of letters of credit, which count as draws against the available commitment under the Revolving Facility.

10. Leases

The Company has operating leases for the use of equipment, corporate office space, and some of its terminal and distribution facilities. The leases have remaining lease terms of 1 to 7 years, with a weighted-average remaining lease term of 3 years at both June 30, 2020 and December 31, 2019. Some operating leases include options to extend the leases for up to 5 years. The liability for the Company’s operating leases was discounted to present value using a weighted-average discount rate of 3.5% at both June 30, 2020 and December 31, 2019. The components of lease costs for the three and six months ended June 30, 2020 and 2019 were as follows (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
	Classification	2020	2019	2020	2019
Operating lease costs (1)	Cost of revenues	$455	$555	$840	$1,040
Operating lease costs (1)	Selling, general and administrative expenses	57	54	114	107
Rental revenues	Interest and other income, net	(8)	(13)	(35)	(25)
Net operating lease costs		$504	$596	$919	$1,122
(1)	Includes the costs of leases with a term of 12 months or less.

As of June 30, 2020, future minimum payments under operating leases that were either non-cancelable or subject to significant penalty upon cancellation, including future minimum payments under renewal options that the Company is reasonably certain to exercise, were as follows (in thousands):

2020 (excluding the six months ended June 30, 2020)	$658
2021	1,077
2022	443
2023	189
2024	174
Thereafter	90
Total future minimum lease payments	2,631
Less imputed interest	(110)
Present value of lease liabilities	$2,521

Supplemental cash flow information pertaining to the Company’s leasing activity for the six months ended June 30, 2020 and 2019 were as follows (in thousands):

	Six Months Ended June 30,
	2020	2019
Cash payments for operating lease liabilities	$821	$950
Right-of-use assets obtained in exchange for operating lease obligations	$53	$857

11. Income Taxes

The Company has estimated that its effective income tax rate for 2020 will be 18.9%. The primary reason for the effective income tax rate being below the federal statutory rate is due to statutory depletion, which is allowed for income tax purposes and is a permanent difference between net income for financial reporting purposes and taxable income.

12. Dividends

On June 12, 2020, the Company paid $0.9 million in cash dividends, based on a dividend of $0.16 per share of its common stock, to shareholders of record at the close of business on May 22, 2020. On March 13, 2020, the Company paid $0.9 million in cash dividends, based on a dividend of $0.16 per share of its common stock, to shareholders of record at the close of business on February 21, 2020.

13. Subsequent Events

On July 1, 2020, the Company acquired Carthage Crushed Limestone, a limestone mining and production company located in Carthage, Missouri for $9 million cash, subject to adjustment.

On July 29, 2020, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.16 per share on the Company’s common stock. This dividend is payable on September 18, 2020 to shareholders of record at the close of business on August 28, 2020.

ITEM 2:     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements. Any statements contained in this Report that are not statements of historical fact are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements in this Report, including without limitation statements relating to the Company’s plans, strategies, objectives, expectations, intentions, and adequacy of resources, are identified by such words as “will,” “could,” “should,” “would,” “believe,” “possible,” “potential,” “expect,” “intend,” “plan,” “schedule,” “estimate,” “anticipate” and “project.” The Company undertakes no obligation to publicly update or revise any forward-looking statements. The Company cautions that forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from expectations, including without limitation the following: (i) the Company’s plans, strategies, objectives, expectations, and intentions are subject to change at any time at the Company’s discretion; (ii) the Company’s plans and results of operations will be affected by its ability to maintain and increase its revenues and manage its growth; (iii) the Company’s ability to meet short-term and long-term liquidity demands, including meeting the Company’s operating and capital needs, including possible acquisitions and paying dividends, and conditions in the credit and equity markets, including the ability of the Company’s customers to meet their obligations; (iv) interruptions to operations and increased expenses at the Company’s facilities resulting from changes in mining methods or conditions, variability of chemical or physical properties of the Company’s limestone and its impact on process equipment and product quality, inclement weather conditions, natural disasters, accidents, IT systems failures or disruptions, including due to cybersecurity incidents or regulatory requirements; (v) volatile coal, petroleum coke, diesel, natural gas, electricity, transportation and freight costs and the consistent availability of trucks, truck drivers and rail cars to deliver the Company’s products to its customers and solid fuels to its plants on a timely basis at competitive prices; (vi) unanticipated delays or cost overruns in completing modernization and expansion and development projects; (vii) the Company’s ability to expand its lime and limestone operations through projects and acquisitions of businesses with related or similar operations, including the Carthage Crushed Limestone acquisition, and the Company’s ability to obtain any required financing for such projects and acquisitions, and to sell any resulting increased production at acceptable prices; (viii) inadequate demand and/or prices for the Company’s lime and limestone products due to increased competition from competitors, increasing competition for certain customer accounts, conditions in the U.S. economy, recessionary pressures in, and the impact of government policies on, particular industries, including construction, steel, industrial and oil and gas services, reduced demand from utility plants, effects of governmental fiscal and budgetary constraints, including the level of highway construction and infrastructure funding, changes to tax law, legislative impasses, extended governmental shutdowns, trade wars, tariffs, economic and regulatory uncertainties under state governments and the United States Administration and Congress, and inability to continue to maintain or increase prices for the Company’s products, including passing through the increased costs of transportation; (ix) ongoing and possible new regulations, investigations, enforcement actions and costs, legal expenses, penalties, fines, assessments, litigation, judgments and settlements, taxes and disruptions and limitations of operations, including those related to climate change and health and safety and those that could impact the Company’s ability to continue or renew its operating permits or successfully secure new permits in connection with its modernization and expansion and development projects; (xi) estimates of reserves and remaining lives of reserves; (xii) the potential impact of the coronavirus (“COVID-19”) pandemic, including decreased demand, lower prices, and increased costs, and the risk of non-compliance with health and safety protocols and social distancing guidelines, on the Company’s financial condition, results of operations, cash flows, and competitive position; (xiii) the impact of social unrest; and (xiv) other risks and uncertainties set forth in this Report or indicated from time to time in the Company’s filings with the Securities and Exchange Commission (the “SEC”), including the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

Overview.

We have identified one reportable business segment based on the distinctness of our activities and products: lime and limestone operations. All operations are in the United States. Operating profit from our lime and limestone operations includes all of our selling, general and administrative costs. We do not allocate interest expense and interest and other income (expense), net to our lime and limestone operations.

Through our lime and limestone operations, we are a manufacturer of lime and limestone products, supplying primarily the construction (including highway, road and building contractors), industrial (including paper and glass manufacturers), environmental (including municipal sanitation and water treatment facilities and flue gas treatment processes), metals (including steel producers), oil and gas services, roof shingle manufacturers and agriculture (including poultry and cattle feed producers) industries. We are headquartered in Dallas, Texas and operate lime and limestone plants and distribution facilities in Arkansas, Colorado, Louisiana, Oklahoma and Texas through our wholly owned subsidiaries, Arkansas Lime Company, Colorado Lime Company, Texas Lime Company, U.S. Lime Company, U.S. Lime Company – Shreveport, U.S. Lime Company – St. Clair, ART Quarry TRS LLC (DBA Carthage Crushed Limestone) and U.S. Lime Company – Transportation. The lime and limestone operations represent our principal business.

In addition to our lime and limestone operations, we hold natural gas interests through our wholly owned subsidiary, U.S. Lime Company – O & G, LLC. In the fourth quarter of 2019, we determined our natural gas interests did not reach any of the quantitative thresholds for a reportable segment. The revenues, gross profit and operating profit from our natural gas interests are included in Other for our reportable segment disclosures. Assets related to our natural gas interests, unallocated corporate assets, and cash items are included in Other identified assets. Segment disclosures for the three- and six-month periods ended June 30, 2019 have been recast to be consistent with the 2020 presentation for each respective period.

On July 1, 2020, we acquired 100% of the equity interest of Carthage Crushed Limestone, a limestone mining and production company located in Carthage, Missouri, for $9 million cash, subject to adjustment. We believe that this acquisition will complement our existing geographic footprint.

Revenues decreased 3.6% and 1.0% in the second quarter and first six months 2020, respectively, compared to the second quarter and first six months 2019. Revenues from lime and limestone operations decreased 3.2% and 0.6% in the second quarter and first six months 2020, respectively, compared to the comparable 2019 periods. The decreases in lime and limestone revenues in the second quarter and first six months 2020 resulted primarily from decreased sales volumes of 7.5% and 4.8%, respectively, principally due to reduced demand from our oil and gas services, steel and environmental customers, partially offset by increased demand from our construction customers. The decreased sales volumes were also partially offset by increases in average prices realized for our lime and limestone products of 4.3% and 4.2% in the second quarter and first six months 2020, respectively, compared to the comparable 2019 periods.

Gross profit increased 6.5% and 9.8% in the second quarter and first six months 2020, respectively, compared to the second quarter and first six months 2019. The increases in gross profit in the 2020 periods, compared to the comparable 2019 periods, resulted primarily from lower fuel costs, and increased operating efficiencies associated, in part, with the new kiln at our St. Clair facility, which began producing commercially saleable quicklime in the second quarter 2019, partially offset by the decreased revenues described above and increased costs incurred in the second quarter 2020 associated with responding to the COVID-19 pandemic.

The emergence of COVID-19 in the United States in the first quarter 2020 has created significant volatility, uncertainty and economic disruption to the general business environment. Federal, state, and local governmental responses to the COVID-19 pandemic, which include restrictions requiring social distancing and restrictions on business activities and movement of people in the markets for our lime and limestone products, began to take effect the last two weeks of March 2020. While many of these restrictions began to be lifted in the second quarter 2020, the easing of restrictions has subsequently been halted or reversed in much of our geographic footprint.

The pandemic and related restrictions on business activities have resulted in a general economic slowdown, which has disproportionately impacted certain industries that purchase our lime and limestone products, including environmental, oil and gas drilling, and steel. We expect a continued slowdown in economic activity as restrictions continue, or even expand, which we anticipate will have an adverse impact on the demand for our lime and limestone products. In addition, a continued economic slowdown may put downward pressure on the prices we are able to realize for our products. We will continue to focus on cost-cutting initiatives and ways to further increase operating efficiencies in an effort to mitigate some of the effects of the ongoing economic downturn, including decreased demand for our products and increases in costs.

As we continue to respond to these unprecedented times caused by the COVID-19 pandemic, we have not wavered in our commitment to the safety of our employees and individuals at our facilities that deliver lime and limestone products to the essential businesses and communities that we serve. In addition to our standard health and safety protocols, we have implemented enhanced protocols at all of our locations, including at our newly acquired Carthage Crushed Limestone facility. These protocols include reduced access to facilities, screening of individuals on all sites, and the enforcement of social distancing and other practices that are consistent with, or exceed, the guidelines of the Center for Disease Control and state and local authorities.

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

Liquidity and Capital Resources.

Net cash provided by operating activities was $27.1 million in the first six months 2020, compared to $20.0 million in the first six months 2019, an increase of $7.1 million, or 35.4%. Our net cash provided by operating activities is composed of net income, depreciation, depletion and amortization (“DD&A”), deferred income taxes, other non-cash items included in net income and changes in working capital. In the first six months 2020, net cash provided by operating activities was principally composed of $11.6 million net income, $9.5 million DD&A, $2.5 million deferred income taxes, $0.8 million stock-based compensation, and a $2.5 million increase from changes in operating assets and liabilities. Changes in operating assets and liabilities in the first six months 2020 included a decrease of $1.8 million in trade receivables, net, due primarily from reduced revenues and favorable timing of collections in the second quarter, an increase of $1.0 million in inventories, an increase of $0.8 million in accounts payable and accrued expenses, primarily from deferral of the payment of certain payroll taxes provided for under the CARES Act in the second quarter, and a decrease of $0.9 million in prepaid expenses and other assets. In the first six months 2019, net cash provided by operating activities was principally composed of $11.2 million net income, $8.4 million DD&A, $2.6 million deferred income taxes, $0.7 million stock-based compensation, and a $2.9 million decrease from changes in operating assets and liabilities. Changes in operating assets and liabilities in the first six months 2019 included an increase of $3.3 million in trade receivables, net, and a decrease of $0.5 million in inventories, net.

We had $10.6 million in capital expenditures in the first six months 2020, compared to $12.4 million in the first six months 2019. Net cash used in financing activities was $2.0 million in the first six months 2020, compared to $1.7 million in the first six months 2019, consisting primarily of cash dividends paid in each period.

Cash and cash equivalents increased $14.6 million to $68.8 million at June 30, 2020, from $54.3 million at December 31, 2019.

We are not committed to any planned capital expenditures until actual orders are placed for equipment. As of June 30, 2020, we did not have any material commitments for open purchase orders. As previously discussed, on July 1, 2020, we acquired 100% of the equity interest of Carthage Crushed Limestone for $9 million cash, subject to adjustment.

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

Interest rates on the Revolving Facility are, at our option, LIBOR plus a margin of 1.000% to 2.000%, or the Lender’s Prime Rate plus a margin of 0.000% to 1.000%; and a commitment fee range of 0.200% to 0.350% on the undrawn portion of the Revolving Facility. The Revolving Facility interest rate margins and commitment fee are determined quarterly in accordance with a pricing grid based upon our Cash Flow Leverage Ratio, defined as the ratio of our total funded senior indebtedness to earnings before interest, taxes, depreciation, depletion, amortization and stock-

based compensation expense (“EBITDA”) for the 12 months ended on the last day of the most recent calendar quarter, plus pro forma EBITDA from any businesses acquired during the period. Pursuant to a security agreement, dated August 25, 2004, the Revolving Facility is secured by our existing and hereafter acquired tangible assets, intangible assets and real property. The maturity of the Revolving Facility and any incremental loans can be accelerated if any event of default, as defined under the credit agreement, occurs. Our maximum Cash Flow Leverage Ratio is 3.50 to 1.

We may pay dividends so long as we remain in compliance with the provisions of our credit agreement, and we may purchase, redeem or otherwise acquire shares of our common stock so long as our pro forma Cash Flow Leverage Ratio is less than 3.00 to 1.00 and no default or event of default exists or would exist after giving effect to such stock repurchase.

At June 30, 2020, we had no debt outstanding and no draws on the Revolving Facility other than $0.4 million of letters of credit which count as draws against the available commitment under the Revolving Facility. We believe that, absent a significant acquisition, cash on hand and cash flows from operations will be sufficient to meet our operating needs, ongoing capital needs, including current and possible future modernization, expansion, and development projects, and liquidity needs and allow us to pay regular quarterly cash dividends for the near future. However, an extended period of severe economic disruption caused by the COVID-19 pandemic could negatively impact our cash flows from operations and our liquidity, although we have not experienced any material impacts on our cash flows from operations and liquidity to date.

Results of Operations.

Revenues in the second quarter 2020 were $37.5 million, compared to $39.0 million in the second quarter 2019, a decline of $1.4 million, or 3.6%. For the first six months 2020, revenues were $76.0 million, compared to $76.8 million in the first six months 2019, a decrease of $0.8 million, or 1.0%. Revenues from our lime and limestone operations in the second quarter 2020 decreased $1.2 million, or 3.2%, to $37.4 million from $38.6 million in the second quarter 2019. For the first six months 2020, revenues from our lime and limestone operations decreased $0.5 million, or 0.6%, to $75.6 million compared to $76.0 million in the first six months 2019. As discussed above, the decrease in revenues from our lime and limestone operations in the second quarter and first six months 2020 was primarily due to decreased sales volumes of 7.5% and 4.8%, respectively, compared to the comparable 2019 periods, principally due to reduced demand from our environmental, oil and gas services and steel customers, partially offset by increased demand from our construction customers, which had been negatively impacted by increased rainfall in Texas in the second quarter 2019. Additionally, the reductions in sales volumes were partially offset by average increases in prices for our lime and limestone products in the second quarter and first six months 2020 of 4.3% and 4.2%, respectively, compared to the comparable 2019 periods. Revenues also included $0.2 million and $0.4 million from our natural gas interests in the second quarter and first six months 2020, respectively, compared to $0.4 million and $0.7 million in the comparable 2019 periods, respectively.

Gross profit was $10.4 million and $20.2 million in the second quarter and first six months 2020, respectively compared to $9.7 million and $18.4 million in the comparable 2019 periods, increases of $0.6 million and $1.8 million, or 6.5% and 9.8%, respectively. Gross profit from our lime and limestone operations in the second quarter and first six months 2020 was $10.5 million and $20.5 million, respectively, compared to $9.7 million and $18.4 million in the comparable 2019 periods, increases of $0.8 million, or 8.4%, and $2.2 million, or 11.8%, respectively. The increases in gross profit in the 2020 periods, compared to the comparable 2019 periods, resulted primarily from lower fuel costs and increased operating efficiencies associated, in part, with the new kiln at our St. Clair facility, which began producing commercially saleable quicklime in the second quarter 2019, partially offset by the decreased revenues discussed above and increased costs incurred in the second quarter 2020 associated with responding to the COVID-19 pandemic. Gross profit also included the impact of losses from our natural gas interests of $150 thousand and $312 thousand in the second quarter and first six months 2020, respectively, compared to profits of $37 thousand and $44 thousand in the comparable 2019 periods.

Selling, general and administrative expenses (“SG&A”) were $2.9 million and $6.1 million in the second quarter and first six months 2020, respectively, compared to $2.6 million and $5.3 million in the comparable 2019 periods. As a percentage of revenues, SG&A was 7.7% and 8.0% in the second quarter and first six months 2020, respectively, compared to 6.8% and 6.9% in the comparable 2019 periods. The increases in SG&A resulted primarily from increased personnel expenses, including stock-based compensation, increased legal expenses, including acquisition-related legal fees, and increased COVID-19 pandemic costs incurred in the second quarter 2020.

Interest expense was $62 thousand and $124 thousand in the second quarter and first six months 2020, respectively, compared to $60 thousand and $122 thousand in the comparable 2019 periods. We had no outstanding debt during any of the periods. Interest and other income, net was $0.1 million and $0.4 in the second quarter and first six months 2020, respectively, compared to $0.5 million and $1.0 million in the comparable 2019 periods, decreases of $0.4 million and $0.6 million, or 78.8% and 64.3%, respectively. The decreases in interest income were due to reduced interest rates and lower average balances of cash and cash equivalents in the 2020 periods, compared to the comparable 2019 periods.

Income tax expense was $1.4 million and $2.7 million in the second quarter and first six months 2020, respectively, compared to $1.5 million and $2.8 million in the comparable 2019 periods. Our effective income tax rate for each of the 2020 and 2019 periods was reduced from the federal rate primarily due to statutory depletion, which is allowed for income tax purposes and is a permanent difference between net income for financial reporting purposes and taxable income. Additionally, for the year ended December 31, 2019, our effective income tax rate was also reduced from the federal rate as a result of research and development tax credits. We do not expect a reduction in our income tax rate due to research and development tax credits in 2020.

Our net income was $6.1 million ($1.08 per share diluted) in the second quarter 2020, compared to net income of $6.0 million ($1.07 per share diluted) in the first quarter 2019, an increase of $0.1 million, or 1.1%. Net income in the first six months 2020 was $11.6 million ($2.07 per share diluted), an increase of $0.5 million, or 4.3%, compared to net income of $11.2 million ($1.99 per share diluted) in the first six months 2019.

ITEM 3:     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk.

We could be exposed to changes in interest rates, primarily as a result of floating interest rates on the Revolving Facility. There was no outstanding balance on the Revolving Facility subject to interest rate risk at June 30, 2020. Any future borrowings under the Revolving Facility would be subject to interest rate risk. See Note 9 of Notes to Condensed Consolidated Financial Statements.

Foreign Exchange Risk.

Prior to April 2020, we had contracts related to the purchase and installation of equipment that required future payments in Euros and entered into foreign exchange hedges to fix our U.S. Dollar liability for these contracts. The last of these foreign exchange hedges expired in April 2020. See Note 6 of Notes to Condensed Consolidated Financial Statements.

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

PART II.     OTHER INFORMATION

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors set forth in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, other than the additional risk factor provided below, which is an update to the risk factor included in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020. Please refer to that section of our Form 10-K for disclosures regarding what we believe are the more significant risks and uncertainties related to our business.

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

While we are continuing to execute our business continuity plans in response to the COVID-19 pandemic, there is the potential for increased disruptions to our lime and limestone business and operations from the pandemic.  Federal, state, and local governmental responses to the COVID-19 pandemic, which include restrictions requiring social distancing and restrictions on business activities and movement of people in the markets for our lime and limestone products, began to take effect the last two weeks of March 2020. While many of these restrictions began to be lifted in the second quarter 2020, the easing of restrictions has subsequently been halted or reversed in many our market areas. The pandemic and related restrictions on business activities have resulted in a general economic slowdown, which is has impacted certain industries that purchase our products, including environmental, oil and gas drilling, and steel. We expect a continued slowdown in economic activity as restrictions continue, or even expand, which we anticipate will have an adverse impact on the demand for our lime and limestone products and increase our costs. In addition, a continued economic slowdown may put downward pressure on the prices we are able to realize for our products.

The continued impact of COVID-19 may limit our ability to produce, sell and deliver our lime and limestone products to our customers; cause key management and plant-level employees not to be available to us; result in plant shutdowns due to contagion, in which case we may not be able to shift production to our other plants; cause disruptions to our supply chain as it relates to our suppliers and other vendors, as well as disrupt the supply chains of our customers; impede our ability to maintain and repair our plants and equipment; negatively impact our modernization, expansion, and development plans; as well as adversely impact demand and prices for our lime and limestone products and increase our costs.  Although we cannot predict future developments, which are highly uncertain, including the scope and duration of the pandemic and actions taken by governmental authorities to contain the impact of the pandemic, COVID-19 could have a material adverse effect on our financial condition, results of operations, cash flows, and competitive position.

ITEM 2:     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our Amended and Restated 2001 Long-Term Incentive Plan allows employees and directors to pay the exercise price for stock options and the tax withholding liability upon the lapse of restrictions on restricted stock by payment in cash and/or delivery of shares of common stock.  In the second quarter 2020, pursuant to these provisions, we repurchased 2,459 shares at a price of $84.44 per share, the fair market value of one share of our common stock on the date that they were tendered for payment of tax withholding liability upon the lapse of restrictions on restricted stock.

ITEM 4:    MINE SAFETY DISCLOSURES

Under Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of SEC Regulation S-K, each operator of a coal or other mine is required to include disclosures regarding certain mine safety results in its periodic reports filed with the SEC. The operation of our quarries, underground mine and plants is subject to regulation by the federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977. The required information regarding certain mining safety and health matters, broken down by mining complex, for the quarter ended June 30, 2020 is presented in Exhibit 95.1 to this Report.

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

ITEM 6:    EXHIBITS

The Exhibit Index set forth below is incorporated by reference in response to this Item.

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.

32.1	Section 1350 Certification by the Chief Executive Officer.

32.2	Section 1350 Certification by the Chief Financial Officer.

95.1	Mine Safety Disclosures.

101 104	Interactive Data Files (formatted as Inline XBRL). Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED STATES LIME & MINERALS, INC.

July 31, 2020	By:	/s/ Timothy W. Byrne
Timothy W. Byrne
President and Chief Executive Officer
(Principal Executive Officer)

July 31, 2020	By:	/s/ Michael L. Wiedemer
Michael L. Wiedemer
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)