Form 10-Q
period 2020-09-30
UNITED STATES LIME & MINERALS INC
filed 2020-10-30
CIK 82020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: As of October 29, 2020, 5,630,761 shares of common stock, $0.10 par value, were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

(Unaudited)

	September 30,	December 31,
	2020	2019
ASSETS
Current assets
Cash and cash equivalents	$71,310	$54,260
Trade receivables, net	24,846	22,948
Inventories, net	15,062	13,388
Prepaid expenses and other current assets	1,850	2,139
Total current assets	113,068	92,735
Property, plant and equipment	387,577	370,355
Less accumulated depreciation and depletion	(231,534)	(219,668)
Property, plant and equipment, net	156,043	150,687
Operating lease right-of-use assets	2,252	3,192
Other assets, net	344	423
Total assets	$271,707	$247,037
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$5,267	$4,430
Current portion of operating lease liabilities	1,130	1,294
Accrued expenses	4,675	3,735
Total current liabilities	11,072	9,459
Deferred tax liabilities, net	21,587	17,218
Operating lease liabilities, excluding current portion	1,109	1,866
Other liabilities	1,395	1,362
Total liabilities	35,163	29,905
Stockholders’ equity
Common stock	664	663
Additional paid-in capital	28,888	27,464
Accumulated other comprehensive loss	—	(1)
Retained earnings	261,834	243,566
Less treasury stock, at cost	(54,842)	(54,560)
Total stockholders’ equity	236,544	217,132
Total liabilities and stockholders’ equity	$271,707	$247,037

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
Revenues	$43,727	100.0%	$43,559	100.0%	$119,714	100.0%	$120,312	100.0%
Cost of revenues
Labor and other operating expenses	24,665	56.4%	25,887	59.4%	71,074	59.4%	75,927	63.1%
Depreciation, depletion and amortization	4,880	11.2%	4,189	9.6%	14,224	11.9%	12,482	10.4%
	29,545	67.6%	30,076	69.0%	85,298	71.3%	88,409	73.5%
Gross profit	14,182	32.4%	13,483	31.0%	34,416	28.7%	31,903	26.5%
Selling, general and administrative expenses	2,909	6.7%	2,928	6.8%	9,009	7.5%	8,240	6.8%
Operating profit	11,273	25.7%	10,555	24.2%	25,407	21.2%	23,663	19.7%
Other expense (income)
Interest expense	62	0.1%	61	0.1%	186	0.2%	183	0.2%
Interest and other income, net	(49)	(0.1)%	(477)	(1.1)%	(400)	(0.4)%	(1,459)	(1.2)%
	13	0.0%	(416)	(1.0)%	(214)	(0.2)%	(1,276)	(1.0)%
Income before income tax expense	11,260	25.7%	10,971	25.2%	25,621	21.4%	24,939	20.7%
Income tax expense	1,936	4.4%	1,069	2.5%	4,652	3.9%	3,876	3.2%
Net income	$9,324	21.3%	$9,902	22.7%	$20,969	17.5%	$21,063	17.5%
Net income per share of common stock
Basic	$1.66		$1.76		$3.73		$3.75
Diluted	$1.65		$1.76		$3.72		$3.75

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$9,324	$9,902	$20,969	$21,063
Other comprehensive income
Mark to market of foreign exchange hedges, net of tax expense of $0 for the nine months ended September 30, 2020, and tax benefit of $8 and $7 for the three months and nine months ended September 30, 2019, respectively	—	(31)	1	(26)
Total other comprehensive (loss) income	—	(31)	1	(26)
Comprehensive income	$9,324	$9,871	$20,970	$21,037

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(dollars in thousands)

(Unaudited)

				Accumulated
	Common Stock		Additional	Other
	Shares		Paid-In	Comprehensive	Retained	Treasury
	Outstanding	Amount	Capital	(Loss) Income	Earnings	Stock	Total
Balances at December 31, 2019	5,622,826	$663	$27,464	$(1)	$243,566	$(54,560)	$217,132
Stock options exercised	2,000	—	81	—	—	—	81
Stock-based compensation	3,063	1	378	—	—	—	379
Treasury shares purchased	(704)	—	—	—	—	(64)	(64)
Cash dividends paid	—	—	—	—	(899)	—	(899)
Net income	—	—	—	—	5,544	—	5,544
Mark to market of foreign exchange hedges, net of $2 tax benefit	—	—	—	(6)	—	—	(6)
Comprehensive (loss) income	—	—	—	(6)	5,544	—	5,538
Balances at March 31, 2020	5,627,185	$664	$27,923	$(7)	$248,211	$(54,624)	$222,167
Stock options exercised	—	—	—	—	—	—	—
Stock-based compensation	3,143	—	463	—	—	—	463
Treasury shares purchased	(2,459)	—	—	—	—	(218)	(218)
Cash dividends paid	—	—	—	—	(901)	—	(901)
Net income	—	—	—	—	6,101	—	6,101
Mark to market of foreign exchange hedges, net of $2 tax expense	—	—	—	7	—	—	7
Comprehensive income	—	—	—	7	6,101	—	6,108
Balances at June 30, 2020	5,627,869	$664	$28,386	$—	$253,411	$(54,842)	$227,619
Stock options exercised	2,945	—	—	—	—	—	—
Stock-based compensation	(53)	—	502	—	—	—	502
Treasury shares purchased	—	—	—	—	—	—	—
Cash dividends paid	—	—	—	—	(901)	—	(901)
Net income	—	—	—	—	9,324	—	9,324
Mark to market for FX hedges	—	—	—	—	—	—	—
Comprehensive income	—	—	—	—	9,324	—	9,324
Balances at September 30, 2020	5,630,761	$664	$28,888	$—	$261,834	$(54,842)	$236,544

				Accumulated
	Common Stock		Additional	Other
	Shares		Paid-In	Comprehensive	Retained	Treasury
	Outstanding	Amount	Capital	(Loss) Income	Earnings	Stock	Total
Balances at December 31, 2018	5,607,401	$661	$25,867	$(13)	$250,568	$(54,116)	$222,967
Stock options exercised	—	—	—	—	—	—	—
Stock-based compensation	3,333	—	309	—	—	—	309
Treasury shares purchased	(753)	—	—	—	—	(52)	(52)
Cash dividends paid	—	—	—	—	(757)	—	(757)
Net income	—	—	—	—	5,128	—	5,128
Mark to market of foreign exchange hedges, net of $6 tax benefit	—	—	—	(20)	—	—	(20)
Comprehensive (loss) income	—	—	—	(20)	5,128	—	5,108
Balances at March 31, 2019	5,609,981	$661	$26,176	$(33)	$254,939	$(54,168)	$227,575
Stock options exercised	2,000	—	75	—	—	—	75
Stock-based compensation	3,173	1	381	—	—	—	382
Treasury shares purchased	(2,361)	—	—	—	—	(189)	(189)
Cash dividends paid	—	—	—	—	(760)	—	(760)
Net income	—	—	—	—	6,033	—	6,033
Mark to market of foreign exchange hedges, net of $7 tax expense	—	—	—	25	—	—	25
Comprehensive income	—	—	—	25	6,033	—	6,058
Balances at June 30, 2019	5,612,793	$662	$26,632	$(8)	$260,212	$(54,357)	$233,141
Stock options exercised	—	—	—	—	—	—	—
Stock-based compensation	(21)	—	413	—	—	—	413
Treasury shares purchased	—	—	—	—	—	—	—
Cash dividends paid	—	—	—	—	(756)	—	(756)
Net income	—	—	—	—	9,902	—	9,902
Mark to market for foreign exchange hedges, net of $8 tax benefit	—	—	—	(31)	—	—	(31)
Comprehensive (loss) income	—	—	—	(31)	9,902	—	9,871
Balances at September 30, 2019	5,612,772	$662	$27,045	$(39)	$269,358	$(54,357)	$242,669

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2020	2019
OPERATING ACTIVITIES:
Net income	$20,969	$21,063
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	14,391	12,646
Amortization of deferred financing costs	5	7
Deferred income taxes	4,369	3,999
Loss on disposition of property, plant and equipment	144	628
Stock-based compensation	1,344	1,104
Changes in operating assets and liabilities:
Trade receivables, net	(758)	(3,578)
Inventories, net	(1,242)	(391)
Prepaid expenses and other current assets	289	32
Other assets	165	85
Accounts payable and accrued expenses	2,296	681
Other liabilities	(65)	(96)
Net cash provided by operating activities	41,907	36,180
INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(13,621)	(20,423)
Acquisition of a business	(8,392)	—
Proceeds from sale of property, plant and equipment	58	195
Net cash used in investing activities	(21,955)	(20,228)
FINANCING ACTIVITIES:
Cash dividends paid	(2,701)	(2,273)
Proceeds from exercise of stock options	81	75
Purchase of treasury shares	(282)	(241)
Net cash used in financing activities	(2,902)	(2,439)
Net increase in cash and cash equivalents	17,050	13,513
Cash and cash equivalents at beginning of period	54,260	67,218
Cash and cash equivalents at end of period	$71,310	$80,731

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by United States Lime & Minerals, Inc. (the “Company”) without independent audit. In the opinion of the Company’s management, all adjustments of a normal and recurring nature necessary to present fairly the financial position, results of operations, comprehensive income and cash flows for the periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2019. The results of operations for the three-and nine-month periods ended September 30, 2020 are not necessarily indicative of operating results for the full year.

On July 1, 2020, the Company acquired 100% of the equity interest of Carthage Crushed Limestone (“Carthage”), a limestone mining and production company located in Carthage, Missouri, for $8.4 million. cash, subject to adjustment for working capital balances acquired. Carthage produces aggregate and pulverized limestone products that are used primarily in the agricultural, construction, roofing, and industrial industries. Upon acquisition, Carthage’s assets and liabilities are included in the September 30, 2020 condensed consolidated balance sheet at fair value, with $7.5 million of the purchase price preliminarily allocated to property, plant and equipment. Carthage contributed $2.3 million of revenues in the three- and nine-month periods ended September 30, 2020, which are included in the condensed consolidated statements of operations. The Company believes this acquisition will complement its existing geographic footprint.

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

During 2019, the Company’s natural gas interests did not reach any of the quantitative thresholds for a reportable segment, and the results from its natural gas interests are not expected to be of significance in future periods. The revenues, gross profit and operating profit of the natural gas interests are included in Other for reportable segment disclosures. Segment disclosures for the three- and nine-month periods ended September 30, 2019 have been recast to be consistent with the presentation for the respective periods ended September 30, 2020.

3. Accounting Policies

Revenue Recognition. The Company recognizes revenue for its lime and limestone operations when (i) a contract with the customer exists and the performance obligations are identified; (ii) the price has been established; and (iii) the performance obligations have been satisfied, which is generally upon shipment. The Company’s returns and allowances are minimal. Revenues include external freight billed to customers with related costs accounted for as fulfillment costs and included in cost of revenues. External freight billed to customers included in 2020 and 2019 revenues was $8.0 million and $7.7 million, for the respective three-month periods ended September 30, and $21.3 million and $21.7 million for the respective nine-month periods ended September 30, which approximate the amount of external freight included in cost of revenues. Sales taxes billed to customers are not included in revenues. For its natural gas interests, the Company recognizes revenue in the month of production and delivery.

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

Comprehensive Income. Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain changes in assets and liabilities, such as mark-to-market gains or losses on foreign exchange derivative instruments designated as hedges, are reported as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. See Note 6 to the condensed consolidated financial statements.

Leases. The Company determines if an arrangement is a lease at inception. When recording operating leases, the Company records a lease liability based on the net present value of the lease payments over the lease term, using the interest rate implicit in the lease, if known, or an incremental rate on a collateralized basis over a similar term and amount to the lease, and a corresponding right-of-use asset. Operating leases are included in operating lease right-of-use assets, current portion of operating lease liabilities and operating lease liabilities, excluding current portion, on the condensed consolidated balance sheets. Lease expense is recognized over the lease term on a straight-line basis. Lease terms include options to extend the lease when it is reasonably certain the Company will exercise the option. For leases with a term of twelve months or less, the Company does not record a right-of-use asset and a lease liability and records lease expense on a straight-line basis. See Note 10 to the condensed consolidated financial statements.

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

The Company’s financial liabilities measured at fair value on a recurring basis at September 30, 2020 and December 31, 2019, respectively, are summarized below (in thousands):

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

During 2019, the Company’s natural gas interests did not reach any of the quantitative thresholds for a reportable segment, and the Company does not expect the results from its natural gas interests to be of significance in future periods. The revenues, gross profit and operating profit from the Company’s natural gas interests are included in Other for the Company’s reportable segment disclosures. Other identifiable assets include assets related to its natural gas interests, unallocated corporate assets and cash items. Segment disclosures for the three and nine months ended September 30, 2019 have been recast to be consistent with the presentation for the three and nine months ended September 30, 2020.

The following table sets forth operating results and certain other financial data for the Company’s lime and limestone operations segment and other (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenues	2020	2019	2020	2019
Lime and limestone operations	$43,473	$43,265	$119,049	$119,311
Other	254	294	665	1,001
Total revenues	$43,727	$43,559	$119,714	$120,312
Depreciation, depletion and amortization
Lime and limestone operations	$4,706	$4,056	$13,681	$12,074
Other	174	133	543	408
Total depreciation, depletion and amortization	$4,880	$4,189	$14,224	$12,482
Gross profit (loss)
Lime and limestone operations	$14,256	$13,477	$34,802	$31,853
Other	(74)	6	(386)	50
Total gross profit	$14,182	$13,483	$34,416	$31,903
Operating profit (loss)
Lime and limestone operations	$11,347	$10,549	$25,793	$23,613
Other	(74)	6	(386)	50
Total operating profit	$11,273	$10,555	$25,407	$23,663
Identifiable assets, at period end
Lime and limestone operations	$194,819	$185,043	$194,819	$185,043
Other	76,888	88,790	76,888	88,790
Total identifiable assets	$271,707	$273,833	$271,707	$273,833
Capital expenditures
Lime and limestone operations	$3,022	$8,063	$13,621	$20,423
Other	—	—	—	—
Total capital expenditures	$3,022	$8,063	$13,621	$20,423

5. Income Per Share of Common Stock

The following table sets forth the computation of basic and diluted income per common share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income for basic and diluted income per common share	$9,324	$9,902	$20,969	$21,063
Weighted-average shares for basic income per common share	5,630	5,613	5,628	5,612
Effect of dilutive securities:
Employee and director stock options(1)	11	9	10	8
Adjusted weighted-average shares and assumed exercises for diluted income per common share	5,641	5,622	5,637	5,620
Basic net income per common share	$1.66	$1.76	$3.73	$3.75
Diluted net income per common share	$1.65	$1.76	$3.72	$3.75
(1)	Excludes 0 and 7 stock options for the three- and nine-month 2020 periods, and 0 and 9 stock options for the three- and nine-month 2019 periods, respectively, as anti-dilutive because the exercise price exceeded the average per share market price for the period.

6. Accumulated Other Comprehensive Income

The following table presents the components of comprehensive income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$9,324	$9,902	$20,969	$21,063
Mark to market of foreign exchange hedges	—	(39)	1	(33)
Deferred income tax benefit	—	8	—	7
Comprehensive income	$9,324	$9,871	$20,970	$21,037

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

7. Trade Receivables, Net

Additions and write-offs to the Company’s allowance for credit losses for the nine months ended September 30, 2020 and 2019 were as follows (in thousands):

	September 30,
	2020	2019
Beginning balance	$361	$430
Additions	65	112
Write-offs	(23)	(171)
Ending balance	$403	$371

8. Inventories, Net

Inventories are valued principally at the lower of cost, determined using the average cost method, or market. Costs for raw materials and finished goods include materials, labor, and production overhead. Inventories, net consisted of the following (in thousands):

	September 30,	December 31,
	2020	2019
Lime and limestone inventories:
Raw materials	$4,800	$4,546
Finished goods	2,392	1,954
	7,192	6,500
Service parts inventories	7,870	6,888
	$15,062	$13,388

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

As of September 30, 2020, the Company had no debt outstanding and no draws on the Revolving Facility other than $0.4 million of letters of credit, which count as draws against the available commitment under the Revolving Facility.

10. Leases

The Company has operating leases for the use of equipment, corporate office space, and some of its terminal and distribution facilities. The leases have remaining lease terms of 1 to 7 years, with a weighted-average remaining lease term of 3 years at each of September 30, 2020 and December 31, 2019. Some operating leases include options to extend the leases for up to 5 years. The liability for the Company’s operating leases was discounted to present value using a weighted-average discount rate of 3.5% at both September 30, 2020 and December 31, 2019. The components of lease costs for the three and nine months ended September 30, 2020 and 2019 were as follows (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
	Classification	2020	2019	2020	2019
Operating lease costs (1)	Cost of revenues	$374	$480	$1,214	$1,520
Operating lease costs (1)	Selling, general and administrative expenses	68	67	182	184
Rental revenues	Interest and other income, net	(27)	(20)	(62)	(45)
Net operating lease costs		$415	$527	$1,334	$1,659
(1)	Includes the costs of leases with a term of 12 months or less.

As of September 30, 2020, future minimum payments under operating leases that were either non-cancelable or subject to significant penalty upon cancellation, including future minimum payments under renewal options that the Company is reasonably certain to exercise, were as follows (in thousands):

2020 (excluding the nine months ended September 30, 2020)	$332
2021	1,085
2022	467
2023	189
2024	174
Thereafter	90
Total future minimum lease payments	2,337
Less imputed interest	(98)
Present value of lease liabilities	$2,239

Supplemental cash flow information pertaining to the Company’s leasing activity for the nine months ended September 30, 2020 and 2019 is as follows (in thousands):

	Nine Months Ended September 30,
	2020	2019
Cash payments for operating lease liabilities	$1,256	$1,297
Right-of-use assets obtained in exchange for operating lease obligations	$17	$858

11. Income Taxes

The Company has estimated that its effective income tax rate for 2020 will be 18.2%. The primary reason for the effective income tax rate being below the federal statutory rate is due to statutory depletion, which is allowed for income tax purposes and is a permanent difference between net income for financial reporting purposes and taxable income.

12. Dividends

On September 18, 2020, the Company paid $0.9 million in cash dividends, based on a dividend of $0.16 per share of its common stock, to shareholders of record at the close of business on August 28, 2020. On June 12, 2020, the Company paid $0.9 million in cash dividends, based on a dividend of $0.16 per share of its common stock, to shareholders of record at the close of business on May 22, 2020. On March 13, 2020, the Company paid $0.9 million in cash dividends, based on a dividend of $0.16 per share of its common stock, to shareholders of record at the close of business on February 21, 2020.

13. Subsequent Events

On October 28, 2020, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.16 per share on the Company’s common stock. This dividend is payable on December 11, 2020 to shareholders of record at the close of business on November 20, 2020.

ITEM 2:     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements. Any statements contained in this Report that are not statements of historical fact are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements in this Report, including without limitation statements relating to the Company’s plans, strategies, objectives, expectations, intentions, and adequacy of resources, are identified by such words as “will,” “could,” “should,” “would,” “believe,” “possible,” “potential,” “expect,” “intend,” “plan,” “schedule,” “estimate,” “anticipate” and “project.” The Company undertakes no obligation to publicly update or revise any forward-looking statements. The Company cautions that forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from expectations, including without limitation the following: (i) the Company’s plans, strategies, objectives, expectations, and intentions are subject to change at any time at the Company’s discretion; (ii) the Company’s plans and results of operations will be affected by its ability to maintain and increase its revenues and manage its growth; (iii) the Company’s ability to meet short-term and long-term liquidity demands, including meeting the Company’s operating and capital needs, including possible acquisitions and paying dividends, and conditions in the credit and equity markets, including the ability of the Company’s customers to meet their obligations; (iv) interruptions to operations and increased expenses at the Company’s facilities resulting from changes in mining methods or conditions, variability of chemical or physical properties of the Company’s limestone and its impact on process equipment and product quality, inclement weather conditions, natural disasters, accidents, IT systems failures or disruptions, including due to cybersecurity incidents or regulatory requirements; (v) volatile coal, petroleum coke, diesel, natural gas, electricity, transportation and freight costs and the consistent availability of trucks, truck drivers and rail cars to deliver the Company’s products to its customers and solid fuels to its plants on a timely basis at competitive prices; (vi) unanticipated delays or cost overruns in completing modernization and expansion and development projects; (vii) the Company’s ability to expand its lime and limestone operations through projects and acquisitions of businesses with related or similar operations, including the Carthage Crushed Limestone acquisition, and the Company’s ability to obtain any required financing for such projects and acquisitions, and to sell any resulting increased production at acceptable prices; (viii) inadequate demand and/or prices for the Company’s lime and limestone products due to increased competition from competitors, increasing competition for certain customer accounts, conditions in the U.S. economy, recessionary pressures in, and the impact of government policies on, particular industries, including oil and gas services, utility plants, steel, construction, and industrial, effects of governmental fiscal and budgetary constraints, including the level of highway construction and infrastructure funding, changes to tax law, legislative impasses, extended governmental shutdowns, trade wars, tariffs, economic and regulatory uncertainties under state governments and the United States Administration and Congress, and inability to continue to maintain or increase prices for the Company’s products, including passing through the increased costs of transportation; (ix) ongoing and possible new regulations, investigations, enforcement actions and costs, legal expenses, penalties, fines, assessments, litigation, judgments and settlements, taxes and disruptions and limitations of operations, including those related to climate change, health and safety, and other environmental, social and governance considerations, and those that could impact the Company’s ability to continue or renew its operating permits or successfully secure new permits in connection with its modernization and expansion and development projects; (xi) estimates of reserves and remaining lives of reserves; (xii) the ongoing impact of the novel coronavirus (“COVID-19”) pandemic, including decreased demand, lower prices, and increased costs, and the risk of non-compliance with health and safety protocols and social distancing guidelines, on the Company’s financial condition, results of operations, cash flows, and competitive position; (xiii) the impact of social or political unrest; and (xiv) other risks and uncertainties set forth in this Report or indicated from time to time in the Company’s filings with the Securities and Exchange Commission (the “SEC”), including the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

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

Through our lime and limestone operations, we are a manufacturer of lime and limestone products, supplying primarily the construction (including highway, road and building contractors), industrial (including paper and glass manufacturers), environmental (including municipal sanitation and water treatment facilities and flue gas treatment processes), metals (including steel producers), oil and gas services, roof shingle manufacturers and agriculture (including poultry and cattle feed producers) industries. We are headquartered in Dallas, Texas and operate lime and limestone plants and distribution facilities in Arkansas, Colorado, Louisiana, Missouri, Oklahoma and Texas through our wholly owned subsidiaries, Arkansas Lime Company, Colorado Lime Company, Texas Lime Company, U.S. Lime Company, U.S. Lime Company – Shreveport, U.S. Lime Company – St. Clair, ART Quarry TRS LLC (DBA Carthage Crushed Limestone) and U.S. Lime Company – Transportation. The lime and limestone operations represent our principal business.

On July 1, 2020, we acquired Carthage Crushed Limestone (“Carthage”), a limestone mining and production company located in Carthage, Missouri, for $8.4 million cash, subject to adjustment for working capital balances acquired. Carthage provides aggregate and pulverized limestone products that are used primarily in the agricultural, construction, roofing, and industrial industries. Carthage’s assets and liabilities are included on our September 30, 2020 balance sheet at fair values, with $7.5 million preliminarily allocated to property, plant and equipment. Carthage contributed $2.3 million to our revenues for the third quarter and the nine months ended September 30, 2020. We believe that this acquisition will complement our existing geographic footprint.

In addition to our lime and limestone operations, we hold natural gas interests through our wholly owned subsidiary, U.S. Lime Company – O & G, LLC. In the fourth quarter of 2019, we determined our natural gas interests did not reach any of the quantitative thresholds for a reportable segment. The revenues, gross profit and operating profit from our natural gas interests are included in Other for our reportable segment disclosures. Assets related to our natural gas interests, unallocated corporate assets, and cash items are included in Other identified assets. Segment disclosures for the three- and nine-month periods ended September 30, 2019 have been recast to be consistent with the 2020 presentation for each respective period.

Revenues increased 0.4% and decreased 0.5% in the third quarter and first nine months 2020, respectively, compared to the third quarter and first nine months 2019. Revenues from lime and limestone operations increased 0.5% and decreased 0.2% in the third quarter and first nine months 2020, respectively, compared to the comparable 2019 periods.

The increase in our lime and limestone revenues in the third quarter 2020, compared to the third quarter 2019, resulted primarily from an increase in sales to agriculture and roofing customers that was principally due to the addition of Carthage, partially offset by a 2.9% decrease in sales volumes for our lime and limestone products, primarily due to reduced demand from our oil and gas services, environmental, and construction customers. Third quarter 2020 revenues were also favorably impacted by a 3.4% increase in the average selling prices for our lime and limestone products.

The decrease in our lime and limestone revenues for the first nine months 2020, compared to the first nine months 2019, resulted primarily from a 4.5% decrease in sales volumes of our lime and limestone products, principally from the our oil and gas services, environmental, and steel customers, which was partially offset by increased demand from our construction customers, the additional sales provided by Carthage discussed above, and a 4.0% increase in the average selling prices for our lime and limestone products.

Gross profit increased 5.2% and 7.9% in the third quarter and first nine months 2020, respectively, compared to the third quarter and first nine months 2019. The increases in gross profit in the 2020 periods, compared to the comparable 2019 periods, resulted primarily from the increase in the average selling prices for our lime and limestone products, lower fuel costs, and increased operating efficiencies associated, in part, with the new kiln at our St. Clair facility, which began producing commercially saleable quicklime in the second quarter 2019, partially offset by increased costs incurred in the second and third quarters 2020 associated with responding to the COVID-19 pandemic.

The emergence of COVID-19 in the United States in the first quarter 2020 has created significant volatility, uncertainty and economic disruption to the general business environment. Federal, state, and local governmental responses to the COVID-19 pandemic, which include restrictions requiring social distancing and restrictions on business activities and movement of people in the markets for our lime and limestone products, began to take effect the last two weeks of March 2020. In the second quarter 2020, the pandemic and related restrictions on business activities resulted in a general economic slowdown, which has disproportionately impacted certain industries that purchase our lime and limestone products, including oil and gas services, environmental, and steel. In the third quarter 2020, business activity began to resume, and pandemic-related restrictions were eased; however, the recent surge of COVID-19 cases in the United States could impact the economic recovery that has occurred to date.

We expect a continued slowdown in economic activity as restrictions continue, or even expand, which we anticipate will have an adverse impact on the demand for our lime and limestone products, particularly with respect to our customers in certain industries. In addition, a continued economic slowdown may put downward pressure on the prices we are able to realize for our products. We will continue to be diligent on controlling our costs and finding ways to further increase operating efficiencies to mitigate some of the adverse effects of the decreases in demand resulting from the pandemic.

We continue to focus on the safety of our employees and individuals at our facilities that deliver lime and limestone products to the essential businesses and communities that we serve. In response to the COVID-19 pandemic, in addition to our standard health and safety protocols, we have implemented enhanced protocols at all of our locations, including at our newly acquired Carthage Crushed Limestone facility. These protocols include reduced access to facilities, screening of individuals on all sites, and the enforcement of social distancing and other practices that are consistent with, or exceed, the guidelines of the Center for Disease Control and state and local authorities.

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

Liquidity and Capital Resources.

Net cash provided by operating activities was $41.9 million in the first nine months 2020, compared to $36.2 million in the first nine months 2019, an increase of $5.7 million, or 15.8%. Our net cash provided by operating activities is composed of net income, depreciation, depletion and amortization (“DD&A”), deferred income taxes, other non-cash items included in net income and changes in working capital. In the first nine months 2020, net cash provided by operating activities was principally composed of $21.0 million net income, $14.4 million DD&A, $4.4 million deferred income taxes, $1.3 million stock-based compensation, and a $0.7 million increase from changes in operating assets and liabilities. Changes in operating assets and liabilities in the first nine months 2020 included an increase of $0.8 million in trade receivables, net, an increase of $1.2 million in inventories, and an increase of $2.3 million in accounts payable and accrued expenses primarily due to timing of payments on certain capital projects and the deferral of the payment of certain payroll taxes provided for under the CARES Act in the second and third quarters. In the first nine months 2019, net cash provided by operating activities was principally composed of $21.1 million net income, $12.6 million DD&A, $4.0 million deferred income taxes, $1.1 million stock-based compensation, and a $3.3 million decrease from changes in operating assets and liabilities. Changes in operating assets and liabilities in the first nine months 2019 included an increase of $3.6 million in trade receivables, net, and an increase of $0.7 million in accounts payable and accrued expenses.

Net cash used in investing activities was $22.0 million in the first nine months 2020 and included $13.6 million in capital expenditures and $8.4 million for the acquisition of Carthage, compared to net cash used in investing activities of $20.2 million in the first nine months 2019. Net cash used in financing activities was $2.9 million in the first nine months 2020, compared to $2.4 million in the first nine months 2019, consisting primarily of cash dividends paid in each period.

Cash and cash equivalents increased $17.1 million to $71.3 million at September 30, 2020, from $54.3 million at December 31, 2019.

We are not committed to any planned capital expenditures until actual orders are placed for equipment. As of September 30, 2020, we did not have any material commitments for open purchase orders. In October 2020, we entered into commitments totaling $5.0 million for the purchase of capital equipment.

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

At September 30, 2020, we had no debt outstanding and no draws on the Revolving Facility other than $0.4 million of letters of credit which count as draws against the available commitment under the Revolving Facility. We believe that, absent a significant acquisition, cash on hand and cash flows from operations will be sufficient to meet our operating needs, ongoing capital needs, including current and possible future modernization, expansion, and development projects, and liquidity needs and allow us to pay regular quarterly cash dividends for the near future. However, an extended period of severe economic disruption caused by the COVID-19 pandemic could negatively impact our cash flows from operations and our liquidity, although we have not experienced any material impacts on our cash flows from operations and liquidity to date.

Results of Operations.

Revenues in the third quarter 2020 were $43.7 million, compared to $43.6 million in the third quarter 2019, an increase of $0.2 million, or 0.4%. For the first nine months 2020, revenues were $119.7 million, compared to $120.3 million in the first nine months 2019, a decrease of $0.6 million, or 0.5%. As discussed above, both 2020 periods included $2.3 million in revenue from our newly acquired Carthage operations.

Revenues from our lime and limestone operations in the third quarter 2020 increased $0.2 million, or 0.5%, to $43.5 million from $43.3 million in the third quarter 2019. The increase in revenues in the third quarter 2020, compared to the third quarter 2019, resulted primarily from increased sales volumes of the Company’s lime and limestone products to our agriculture and roofing customers, principally due to the addition of Carthage, partially offset by a 2.9% decrease in sales volumes, primarily because of reduced demand from our oil and gas services, environmental, and construction customers. Third quarter 2020 revenues were also favorably impacted by a 3.4% increase in the average prices for our lime and limestone products.

For the first nine months 2020, revenues from our lime and limestone operations decreased $0.3 million, or 0.2%, to $119.0 million compared to $119.3 million in the first nine months 2019. The decrease in revenues from our lime and limestone operations in the first nine months 2020 was primarily due to a 4.5% decrease in sales volumes compared to the first nine months 2019, principally due to reduced demand from our oil and gas services, environmental, and steel customers, partially offset by increased demand from our construction customers, the additional sales provided by Carthage discussed above, and a 4.0% average increase in prices for our lime and limestone products in the first nine months 2020, compared to the first nine months 2019. Revenues also included $0.3 million and $0.7 million from our natural gas interests in the third quarter and first nine months 2020, respectively, compared to $0.3 million and $1.0 million in the comparable 2019 periods, respectively.

Gross profit was $14.2 million and $34.4 million in the third quarter and first nine months 2020, respectively compared to $13.5 million and $31.9 million in the comparable 2019 periods, increases of $0.7 million and $2.5 million, or 5.2% and 7.9%, respectively. Gross profit from our lime and limestone operations in the third quarter and first nine months 2020 was $14.3 million and $34.8 million, respectively, compared to $13.5 million and $31.9 million in the comparable 2019 periods, increases of $0.8 million, or 5.8%, and $2.9 million, or 9.3%, respectively. The increases in gross profit in the 2020 periods, compared to the comparable 2019 periods, resulted primarily from lower fuel costs and increased operating efficiencies associated, in part, with the new kiln at our St. Clair facility, which began producing commercially saleable quicklime in the second quarter 2019, partially offset by increased costs incurred in the second and third quarters 2020 associated with responding to the COVID-19 pandemic. Gross profit also included the impact of losses from our natural gas interests of $74 thousand and $386 thousand in the third quarter and first nine months 2020, respectively, compared to profits of $6 thousand and $50 thousand in the comparable 2019 periods.

Selling, general and administrative expenses (“SG&A”) were $2.9 million and $9.0 million in the third quarter and first nine months 2020, respectively, compared to $2.9 million and $8.2 million in the comparable 2019 periods. As a percentage of revenues, SG&A was 6.7% and 7.5% in the third quarter and first nine months 2020, respectively, compared to 6.8% in each of the comparable 2019 periods. The increase in SG&A for the first nine months 2020 resulted primarily from increased personnel expenses, including stock-based compensation, increased legal expenses, including acquisition-related legal fees, and COVID-19 pandemic costs in the second quarter 2020.

Interest expense was $62 thousand and $186 thousand in the third quarter and first nine months 2020, respectively, compared to $61 thousand and $183 thousand in the comparable 2019 periods. We had no outstanding debt during any of the periods. Interest and other income, net was $49 thousand and $0.4 million in the third quarter and first nine months 2020, respectively, compared to $0.5 million and $1.5 million in the comparable 2019 periods, decreases of $0.4 million and $1.1 million, or 89.7% and 72.6%, respectively. The decreases in interest income were due to reduced interest rates and lower average balances of cash and cash equivalents in the 2020 periods, compared to the comparable 2019 periods.

Income tax expense was $1.9 million and $4.7 million in the third quarter and first nine months 2020, respectively, compared to $1.1 million and $3.9 million in the comparable 2019 periods. Our effective income tax rate for each of the 2020 and 2019 periods was reduced from the federal rate primarily due to statutory depletion, which is allowed for income tax purposes and is a permanent difference between net income for financial reporting purposes and taxable income. Additionally, for the year ended December 31, 2019, our effective income tax rate was also reduced from the federal rate as a result of research and development tax credits. We do not expect a reduction in our income tax rate due to research and development tax credits in 2020.

Our net income was $9.3 million ($1.65 per share diluted) in the third quarter 2020, compared to net income of $9.9 million ($1.76 per share diluted) in the first quarter 2019, a decrease of $0.6 million, or 6.0%. Net income in the first nine months 2020 was $21.0 million ($3.72 per share diluted), a decrease of $0.1 million, or 0.5%, compared to net income of $21.1 million ($3.75 per share diluted) in the first nine months 2019.

ITEM 3:     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk.

We could be exposed to changes in interest rates, primarily as a result of floating interest rates on the Revolving Facility. There was no outstanding balance on the Revolving Facility subject to interest rate risk at September 30, 2020. Any future borrowings under the Revolving Facility would be subject to interest rate risk. See Note 9 of Notes to Condensed Consolidated Financial Statements.

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

PART II.     OTHER INFORMATION

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors set forth in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, other than the additional risk factor provided below, which is an update to the risk factor included in Part II, Item 1A of our Quarterly Reports on Form 10-Q for the quarters ended March 31 and June 30, 2020. Please refer to that section of our Form 10-K for disclosures regarding what we believe are the material factors, risks, and uncertainties related to our financial condition, results of operations, cash flows, and competitive position.

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

While we are continuing to execute our business continuity plans in response to the COVID-19 pandemic, there is the potential for increased disruptions to our lime and limestone business and operations from the pandemic.  Federal, state, and local governmental responses to the COVID-19 pandemic, which include restrictions requiring social distancing and pandemic-related restrictions on business activities and movement of people in the markets for our lime and limestone products, began to take effect the last two weeks of March 2020. In the second quarter 2020, the pandemic and related restrictions on business activities have resulted in a general economic slowdown, which has disproportionately impacted certain industries that purchase our lime and limestone products, including oil and gas services, environmental, and steel. In the third quarter 2020, business activity began to resume, and restrictions were again eased; however, the recent surge of COVID-19 cases in the United States could impact the economic recovery that has occurred to date. We expect a continued slowdown in economic activity as restrictions continue, or even expand, which we anticipate will have an adverse impact on the demand for our lime and limestone products and increase our costs. In addition, a continued economic slowdown may put downward pressure on the prices we are able to realize for our products.

The continued impact of COVID-19 may limit our ability to produce, sell and deliver our lime and limestone products to our customers; cause key management and plant-level employees not to be available to us; result in plant shutdowns due to contagion, in which case we may not be able to shift production to our other plants; cause disruptions to our supply chain as it relates to our suppliers and other vendors, as well as disrupt the supply chains of our customers; impede our ability to maintain and repair our plants and equipment; negatively impact our modernization, expansion, and development plans; negatively impact our ability to integrate acquisitions; as well as adversely impact demand and prices for our lime and limestone products and increase our costs.  Although we cannot predict future developments, which are highly uncertain, including the scope and duration of the pandemic and actions taken by governmental authorities to contain the impact of the pandemic, COVID-19 could have a material adverse effect on our financial condition, results of operations, cash flows, and competitive position.

ITEM 2:     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our Amended and Restated 2001 Long-Term Incentive Plan allows employees and directors to pay the exercise price for stock options and the tax withholding liability upon the lapse of restrictions on restricted stock by payment in cash and/or delivery of shares of common stock.   There were no repurchases in the third quarter 2020, pursuant to these provisions.

ITEM 4:    MINE SAFETY DISCLOSURES

Under Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of SEC Regulation S-K, each operator of a coal or other mine is required to include disclosures regarding certain mine safety results in its periodic reports filed with the SEC. The operation of our quarries, underground mine and plants is subject to regulation by the federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977. The required information regarding certain mining safety and health matters, broken down by mining complex, for the quarter ended September 30, 2020 is presented in Exhibit 95.1 to this Report.

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

UNITED STATES LIME & MINERALS, INC.

October 30, 2020	By:	/s/ Timothy W. Byrne
Timothy W. Byrne
President and Chief Executive Officer
(Principal Executive Officer)

October 30, 2020	By:	/s/ Michael L. Wiedemer
Michael L. Wiedemer
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)