Form 10-K
period 2020-12-31
UNITED STATES LIME & MINERALS INC
filed 2021-02-26
CIK 82020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-04197

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of Common Stock held by non-affiliates computed as of the last business day of the Registrant’s quarter ended June 30, 2020: $173,512,467.

Number of shares of Common Stock outstanding as of February 24, 2021: 5,653,336.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the Registrant’s definitive Proxy Statement to be filed for its 2021 Annual Meeting of Shareholders. Part IV incorporates certain exhibits by reference from the Registrant’s previous filings.

ii

PART I

ITEM 1. BUSINESS.

General.

United States Lime & Minerals, Inc. (the “Company,” the “Registrant,” “We” or “Our”), which was incorporated in 1950, conducts its business primarily through its Lime and Limestone Operations segment. During 2019, our natural gas interests did not reach any of the quantitative thresholds for a reportable segment, and we do not expect the results from our natural gas interests to be of significance in future periods. The revenues, gross profit and operating profit from our natural gas interests are included in Other for our reportable segment disclosures. Disclosures for 2018 have been recast to be consistent with the 2019 and 2020 presentation.

The Company’s principal corporate office is located at 5429 LBJ Freeway, Suite 230, Dallas, Texas 75240. The Company’s telephone number is (972) 991-8400 and its internet address is www.uslm.com. The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as the Company’s definitive proxy statement filed pursuant to Section 14(a) of the Exchange Act, are available free of charge on the Company’s website as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the Securities and Exchange Commission (the “SEC”).

On July 1, 2020, the Company acquired ART Quarry TRS LLC (DBA Carthage Crushed Limestone) (“Carthage”), a limestone mining and production company located in Carthage, Missouri, for $8.4 million cash, subject to adjustment for working capital balances acquired. Carthage provides aggregate and pulverized limestone products that are used primarily in the agricultural, construction, roofing and industrial industries.

Lime and Limestone Operations.

Business and Products. The Company, through its Lime and Limestone Operations, is a manufacturer of lime and limestone products, supplying primarily the construction (including highway, road and building contractors), industrial (including paper and glass manufacturers), metals (including steel producers), environmental (including municipal sanitation and water treatment facilities and flue gas treatment processes), roof shingle manufacturers, agriculture (including poultry and cattle feed producers), and oil and gas services industries. The Company is headquartered in Dallas, Texas and operates lime and limestone plants and distribution facilities in Arkansas, Colorado, Louisiana, Missouri, Oklahoma and Texas through its wholly owned subsidiaries, Arkansas Lime Company, ART Quarry TRS LLC (DBA Carthage Crushed Limestone), Colorado Lime Company, Texas Lime Company, U.S. Lime Company, U.S. Lime Company—Shreveport, U.S. Lime Company—St. Clair and U.S. Lime Company—Transportation.

The Company extracts high-quality limestone from its open-pit quarries and an underground mine and then processes it for sale as pulverized limestone, aggregate, quicklime, hydrated lime and lime slurry. Pulverized limestone (also referred to as ground calcium carbonate) (“PLS”) is produced by applying heat to dry the limestone, which is then ground to granular and finer sizes. Quicklime (calcium oxide) is produced by heating limestone to very high temperatures in kilns in a process called calcination. Hydrated lime (calcium hydroxide) is produced by reacting quicklime with water in a controlled process. Lime slurry (milk of lime) is a suspended solution of calcium hydroxide produced by mixing quicklime with water in a lime slaker.

PLS is used in the production of construction materials such as roof shingles and asphalt paving, as an additive to agriculture feeds, in the production of glass, as a soil enhancement, in flue gas treatment for utilities and other industries requiring scrubbing of emissions for environmental purposes and for mine safety dust in coal mining operations. Quicklime is used primarily in metal processing, in flue gas treatment, in soil stabilization for highway, road and building construction, as well as for oilfield roads and drill sites, in the manufacturing of paper products and in municipal sanitation and water treatment facilities. Hydrated lime is used primarily in municipal sanitation and water treatment facilities, in soil stabilization for highway, road and building construction, in flue gas treatment, in asphalt as an anti-stripping agent, as a conditioning agent for oil and gas drilling mud and in the production of chemicals. Lime slurry is used primarily in soil stabilization for highway, road and building construction.

Product Sales. In 2020, the Company sold almost all of its lime and limestone products in the states of Arkansas, Arizona, Colorado, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Mississippi, Missouri, New Mexico, Oklahoma, Tennessee and Texas. Sales were made primarily by the Company’s ten sales employees who call on current and potential customers and solicit orders, which are generally made on a purchase-order basis. The Company also receives orders in response to bids that it prepares and submits to current and potential customers.

Principal customers for the Company’s lime and limestone products are construction customers (including highway, road and building contractors), industrial customers (including paper manufacturers and glass manufacturers), metals producers (including steel producers), environmental customers (including municipal sanitation and water treatment facilities and flue gas treatment processes), roof shingle manufacturers, poultry and cattle feed producers, and oil and gas services companies.

Approximately 630 customers accounted for the Company’s sales of lime and limestone products during 2020. No single customer accounted for more than 10% of such sales. The Company is generally not subject to significant customer demand and credit risks as its customers are considerably diversified within our geographic region and by industry concentration. However, given the nature of the lime and limestone industry, the Company’s profits are very sensitive to changes in sales volume and prices.

Lime and limestone products are transported by truck and rail to customers generally within a radius of 400 miles of each of the Company’s plants. All of the Company’s 2020 sales were made within the United States.

Seasonality. The Company’s sales have typically reflected seasonal trends, with the largest percentage of total annual shipments and revenues normally being realized in the second and third quarters. Lower seasonal demand normally results in reduced shipments and revenues in the first and fourth quarters. Inclement weather conditions generally have a negative impact on the demand for lime and limestone products supplied to construction-related customers, as well as on the Company’s open-pit quarrying operations.

Limestone Reserves. The Company’s limestone reserves contain at least 96% calcium carbonate (CaCO3). The Company has two subsidiaries that extract limestone from open-pit quarries: Texas Lime Company (“Texas Lime”), which is located near Cleburne, Texas, and Arkansas Lime Company (“Arkansas Lime”), which is located near Batesville, Arkansas. U.S. Lime Company—St. Clair (“St. Clair”) extracts limestone from an underground mine located near Marble City, Oklahoma. Carthage extracts limestone from an underground mine located in Carthage, Missouri. Colorado Lime Company (“Colorado Lime”) owns property containing limestone deposits at Monarch Pass, Colorado. Existing crushed stone stockpiles on the property are being used to provide feedstock to the Company’s plant in Delta, Colorado. Access to all properties is provided by paved roads and, in the case of Arkansas Lime, St. Clair, and Carthage, also by rail.

Texas Lime operates a quarry and has lime, hydrated lime and limestone production facilities, located on approximately 4,100 acres of land that contains known high-quality limestone reserves in a bed averaging 28 feet in thickness, with an overburden that ranges from 0 to 50 feet. Texas Lime also has mineral interests in approximately 330 acres of land adjacent to the northwest boundary of its property. The Texas Lime reserves, as of December 31, 2020, were approximately 27 million tons of proven recoverable reserves plus approximately 78 million tons of probable recoverable reserves. Assuming the current level of production and recovery rate is maintained, the Company estimates that these reserves are sufficient to sustain operations for more than 70 years.

Arkansas Lime operates two quarries and has lime, hydrated lime and limestone production facilities on a second site linked to the quarries by its own railroad. The quarries cover approximately 1,050 acres of land located in Independence County, Arkansas containing a known deposit of high-quality limestone reserves (the “Batesville Quarry”). The average thickness of the high-quality limestone bed is approximately 60 feet, with an average overburden thickness of approximately 30 feet. The reserves for the Batesville Quarry, as of December 31, 2020, were approximately 7 million tons of proven recoverable reserves. In 2005, the Company acquired approximately 2,500 acres of land in nearby Izard County, Arkansas (the “Love Hollow Quarry”). The high-quality reserves on these 2,500 acres, as of December 31, 2020, were approximately 76 million tons of probable recoverable reserves. The Company is improving the transportation infrastructure between the Love Hollow Quarry and Arkansas Lime’s production facilities and incurring other development costs to prepare the Love Hollow Quarry for mining. Assuming the current level of production and recovery rate is maintained, the Company estimates that its total reserves in Arkansas are sufficient to sustain operations for more than 60 years.

St. Clair operates an underground mine and has lime, hydrated lime and limestone production facilities located on approximately 1,400 acres that it owns containing high-quality limestone reserves. The reserves, as of December 31, 2020, were approximately 12 million tons of probable recoverable reserves on 410 acres. Assuming the current level of production and recovery rate is maintained, the Company estimates that the probable recoverable reserves are sufficient to sustain operations for approximately 25 years. In addition, St. Clair also has the right to mine the high-quality limestone contained in approximately 1,330 adjacent acres pursuant to long-term mineral leases. The Company has not conducted a drilling program to identify and categorize reserves on the 1,330 leased acres.

Carthage operates an underground mine and has limestone production facilities located on approximately 800 acres that it owns containing high-quality limestone reserves. In addition, Carthage has the right to mine the high-quality limestone contained in approximately 160 adjacent acres pursuant to long-term mineral leases. The owned and leased reserves, as of December 31, 2020, were approximately 14 million tons of probable recoverable reserves. Assuming the current level of production and recovery rate is maintained, the Company estimates that the probable recoverable reserves are sufficient to sustain operations for approximately 20 years. Additionally, the Company has an option to acquire the right to mine under long-term mineral leases on approximately 600 acres of adjacent land. The Company is drilling and assessing the quality of the reserves on the properties with options to lease.

During 2020, the Company produced approximately 3 million tons of limestone from its quarries and mines.

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

Quarrying and Mining. The Company extracts limestone by the open-pit method at its Texas and Batesville quarries. The Monarch Pass Quarry is also an open-pit quarry but is not being mined at this time. The open-pit method consists of removing any overburden comprising soil and other substances, including inferior limestone, and then extracting the exposed high-quality limestone. The Company removes such overburden by utilizing both its own employees and equipment and those of outside contractors. Open-pit mining is generally less expensive than underground mining. The principal disadvantage of the open-pit method is that operations are subject to inclement weather and overburden removal. The limestone is extracted by drilling and blasting, utilizing standard mining equipment. At its St. Clair and Carthage underground mines, the Company mines limestone using room and pillar mining. We have no knowledge of any recent changes in the physical quarrying or mining conditions on any of our properties that have materially affected quarrying or mining operations.

Plants and Facilities. After extraction, limestone is crushed and screened and, in the case of PLS, ground and dried, or, in the case of quicklime, processed in kilns. Quicklime may then be further processed in hydrators and slakers to produce hydrated lime and lime slurry. The Company processes and distributes lime and/or limestone products at four plants, six lime slurry facilities and three terminal facilities. All of its plants and facilities are accessible by paved roads, and, in the case of the Arkansas Lime, St. Clair and Carthage plants and the terminal facilities, also by rail.

The Texas Lime plant has an annual capacity of approximately 470 thousand tons of quicklime from two preheater rotary kilns. The plant also has PLS equipment, which, depending on the product mix, has the capacity to produce approximately 800 thousand tons of PLS annually.

The Arkansas plant is situated at the Batesville Quarry. Utilizing three preheater rotary kilns, this plant has an annual capacity of approximately 630 thousand tons of quicklime. Arkansas Lime’s PLS and hydrating facilities are situated on a tract of 290 acres located approximately two miles from the Quarry, to which it is connected by a

Company-owned railroad. The PLS equipment, depending on the product mix, has the capacity to produce approximately 300 thousand tons of PLS annually.

The St. Clair plant has an annual capacity of approximately 250 thousand tons of quicklime from one preheater rotary kiln and one vertical kiln. The plant also has PLS equipment, which has the capacity to produce approximately 150 thousand tons of PLS annually.

The Carthage plant has facilities located next to the mine that produce both aggregates and PLS. The equipment has the capacity to produce approximately 900 thousand tons annually.

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

During 2020, the Company’s utilization rate was approximately 57% of its aggregate annual production capacity for the plants in its Lime and Limestone Operations.

U.S. Lime Company (“US Lime”) uses quicklime to produce lime slurry and has four Houston area facilities, including two distribution terminals connected to railroads, to serve the Greater Houston area construction market and four facilities to serve the Dallas-Ft. Worth Metroplex. The Company established U.S. Lime Company—Transportation (“Transportation”) to deliver some of the Company’s products to its customers and facilities primarily in the Dallas-Ft. Worth Metroplex.

U.S. Lime Company — Shreveport operates a distribution terminal in Shreveport, Louisiana, which is connected to a railroad, to provide lime storage, hydrating, slurrying and distribution capacity to service markets in Louisiana and East Texas.

The Company believes that its plants and facilities are adequately maintained and insured.

Human Capital Resources. The Company is committed to attracting and retaining the best and brightest talent to meet the current and future needs of its business. Attracting, retaining, motivating, and investing in the development of human capital resources is a critical part of the Company’s commitment to environmental, social, and governance (“ESG”) and sustainability issues.

At December 31, 2020, the Company employed 317 persons, 110 of whom were represented by unions. The Company is a party to three collective bargaining agreements. The collective bargaining agreement for the Texas facilities expires in November 2023. The collective bargaining agreement for the Arkansas facilities expires in January 2023. The collective bargaining agreement for the Carthage facilities expires in May 2022. Overall, the Company believes that its employee relations are generally good.

Employee Retention and Incentivization. The Company has entered into an employment agreement with Timothy W. Byrne, its President and Chief Executive Officer. Mr. Byrne’s employment agreement became effective as of January 1, 2020 for a five-year term and will continue for successive one-year periods unless the Company or Mr. Byrne gives at least one-year’s prior written notice of intent not to renew. Under the employment agreement, in addition to the possibility of a discretionary cash bonus, Mr. Byrne is entitled each year to an EBITDA cash bonus opportunity under the United States Lime & Minerals, Inc. Amended and Restated 2001 Long-Term Incentive Plan (the “Plan”), and he is also entitled to grants of equity awards under the Plan.

Mr. Byrne’s employment agreement provides that Mr. Byrne is subject to certain forfeiture/clawback and share ownership provisions designed to align Mr. Byrne’s financial interests with those of the Company’s long-term shareholders, and to ensure that he is incentivized not to take actions that may benefit the Company and its shareholders in the short-term at the expense of long-term corporate value creation and sustainability. In particular, in entering into the employment agreement with Mr. Byrne, the Company’s Board of Directors and Compensation Committee were sensitive to how Mr. Byrne’s leadership and actions could further the Company’s various objectives, including human capital resources development and executive succession planning.

With respect to the Company’s broader employee base, certain employees are eligible to receive annual cash bonuses based on discretionary determinations. Except in the case of Mr. Byrne, the Company has not adopted a formal or informal annual bonus arrangement with pre-set performance goals. Rather, the determination to pay a cash bonus, if any, is made in December each year based on the past performance of the individual and the Company or on the attainment of non-quantified performance goals during the year. In either such case, the discretionary bonus may be based on the specific accomplishments of the individual and/or on the overall performance of the Company. The amounts of the discretionary bonuses for 2020 were based on each employee’s individual performance and accomplishments, as well as those of the Company, including productivity, sales, and contributions made to special projects.

In addition to cash bonuses, the Company makes equity awards to certain individuals under the Plan. The Company uses equity awards granted under the Plan as a means to attract, retain, and motivate the Company’s directors, officers, employees, and consultants. The Company views the use of equity awards under the Plan as an important means of aligning the interests of its employees with those of its shareholders.

Employee Health and Safety. The Company believes that it is responsible to its employees to provide a safe and healthy workplace environment. The Company seeks to accomplish this by: training employees in safe work practices; openly communicating with employees; following safety standards and establishing and improving safe work practices; involving employees in safety processes; and recording, reporting and investigating accidents, incidents and losses to avoid reoccurrence.

In response to the COVID-19 pandemic, the Company is continuing to focus on the health and safety of its employees and other individuals at its facilities that produce lime and limestone products to the essential businesses and communities that it serves. In addition to its standard health and safety protocols, the Company has implemented enhanced protocols at all of its locations. These protocols include reduced access to facilities, screening of individuals on all sites, and the enforcement of social distancing and other practices that are consistent with, or exceed, the guidelines of the Center for Disease Control and state and local authorities.

Employee Development and Training. The Company encourages and supports the growth and development of its employees. It advances continual learning and career development through ongoing performance and development conversations or evaluations with employees and internally and externally developed training programs. The Company also provides reimbursement for certain educational programs relating to the Company’s business.

Employee Diversity and Inclusion. The Company is committed to fostering a work environment that values and promotes diversity and inclusion. This commitment includes providing equal access to, and participation in, equal employment opportunities, programs, and services, without regard to a person’s gender, nationality, race, and ethnicity. The Company is focused on the development and fair treatment of its employees, including equal employment hiring practices and policies, anti-harassment, and anti-retaliation policies. The Company is continuing to invest in and take actions in an effort to create a more diverse and inclusive workforce and workplace environment.

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

Lime producers tend to be concentrated on known high-quality limestone formations where competition takes place principally on a regional basis. While the steel industry and environmental-related users, including utility plants, are the largest market sectors, the lime industry also counts chemical users and other industrial users, including paper manufacturers, oil and gas services and highway, road and building contractors, among its major customers.

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

Consolidation in the lime industry has left the three largest companies accounting for more than two-thirds of North American production capacity. In addition to the consolidations, and often in conjunction with them, many lime producers have undergone modernization and expansion and development projects to upgrade their processing equipment in an effort to improve operating efficiency. We believe that our modernization and expansion projects in Texas and Arkansas, the kiln project at our St. Clair operations in Oklahoma, and the July 2020 Carthage acquisition, along with our lime slurry operations in Texas, should allow us to continue to remain competitive, protect our markets and position ourselves for the future. In addition, we will continue to evaluate internal and external opportunities for expansion, growth and increased profitability, as conditions warrant, or opportunities arise. We may have to revise our strategy or otherwise consider ways to enhance the value of the Company, including by entering into strategic partnerships, mergers or other transactions.

Compliance with Government Regulations. The Company is subject to various federal, state, and local laws and regulations that may materially impact the Company’s financial condition, results of operations, cash flows and competitive position. These include laws and regulations relating to the environment, mine permitting and operations, mine safety, and reclamation and remediation.

Environmental Laws. The Company owns or controls large areas of land on which it operates limestone quarries, two underground mines, lime plants and other facilities with inherent environmental responsibilities, compliance costs and liabilities. These include maintenance and operating costs for pollution control equipment, the cost of ongoing monitoring and reporting programs, the cost of reclamation efforts and other similar environmental costs and liabilities.

The Company’s operations are subject to various federal, state and local laws and regulations relating to the environment, health and safety and other regulatory matters, including the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act and analogous state and local laws (“Environmental Laws”). These Environmental Laws grant the United States Environmental Protection Agency (the “EPA”) and state governmental agencies the authority to promulgate and enforce regulations that could result in substantial expenditures on pollution control, waste management, permitting compliance activities, and mining reclamation. Many Environmental Laws also authorize private citizens and interest groups to file lawsuits in court to enforce alleged violations. Changes in policy or political leadership may affect how Environmental Laws are interpreted or enforced by the EPA and state governmental agencies. The failure to comply with Environmental Laws may result in administrative and civil penalties, injunctive relief and criminal prosecution. The Company has not been named as a potentially responsible party in any federal superfund cleanup site or state-led cleanup site.

The rate of change of Environmental Laws continues to be rapid, and compliance can require significant expenditures. For example, the Clean Air Act required the Company’s lime plants to obtain Title V operating permits that have significant ongoing compliance costs. In addition to the Title V permits, other environmental operating permits are required for the Company’s operations, and such permits are subject to modification during the permit renewal process and, in rare instances, could be revoked. Over time, the EPA has increased the stringency of the National

Ambient Air Quality Standards (“NAAQS”), which are used to establish permitting limits under the Clean Air Act.

The EPA has lowered ozone standards and reclassified areas where State Implementation Plans (the “SIPs”) exist. In October 2015, the EPA issued a final rule lowering the ground-level ozone NAAQS to 70 parts per billion. In December 2018, the EPA issued a final rule affecting SIP requirements for attainment demonstrations, planning and implementation deadlines for reasonably available control technology, emissions inventories and emissions standards, and the timing of required SIP revisions. State environmental agencies in the states in which we operate are currently in the process of revising their SIPs to comply. For example, the Texas Commission on Environmental Quality adopted a rule package in June 2020 to incorporate the 2015 ozone NAAQS into the emission inventory provisions of the Texas SIP. This and similar rulemakings could increase the cost of future plant modifications or expansions, increase compliance costs and have a material adverse effect on the Company’s financial condition, results of operations, cash flows and competitive position.

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

Although the timing and impact of climate change legislation and of regulations limiting greenhouse gas emissions are uncertain, the consequences of such legislation and regulation are potentially significant for the Company because the production of CO2 is inherent in the manufacture of lime through the calcination of limestone and combustion of fossil fuels. In February 2021, the new Administration rejoined the Paris Agreement. The Agreement commits the United States to reduce greenhouse gas emissions by 26 to 28 percent below 2005 levels by 2025. Future regulation related to the Paris Agreement or other greenhouse gas rulemakings could affect New Source Review permitting or other permitting programs and, thereby, increase the time and costs of plant upgrades and expansions. The passage of climate change legislation, and other regulatory initiatives by the Congress, the states or the EPA that restrict or tax emissions of greenhouse gases, could also adversely affect the Company. There is no assurance that changes in the law or regulations will not be adopted, such as the imposition of greenhouse gas emission limits, a carbon tax, a cap-and-trade program requiring the Company to purchase carbon credits or other measures that would require reductions in emissions or changes to raw materials, fuel use or production rates. Such changes, if adopted, could have a material adverse effect on the Company’s financial condition, results of operations, cash flows and competitive position.

In addition to regulation, several court cases have been filed and decisions issued that may increase the risk of claims being filed by third parties against companies for their greenhouse gas emissions. Such cases may seek to challenge air permits, to force reductions in greenhouse gas emissions or to recover damages for alleged climate change impacts to the environment, people and property.

In July 2020, the EPA adopted a final revision to a federal regulation that establishes national standards to meet the maximum achievable control technology (“MACT”) within the lime industry.  Also known as the “Lime MACT,” this rulemaking is the second revision to the initial Lime MACT promulgated in 2004.  The revision included changes to the startup, shutdown and malfunction provisions contained in the prior Lime MACT rule, but otherwise did not impose more stringent standards. In September 2020, a non-governmental organization filed a petition for reconsideration asking the EPA to reconsider the Lime MACT and arguing the EPA’s decision to not set limits for hazardous air pollutants was unlawful. The non-governmental organization also initiated litigation in September 2020 before the D.C. Circuit Court of Appeals to challenge the Lime MACT. It is uncertain how the petition for reconsideration, the litigation, or changes in policy and political leadership may affect the Lime MACT rulemaking.

There is no assurance that the final Lime MACT rule will not be withdrawn, revised or overturned by a judicial decision, or that a replacement regulation will not incorporate more stringent standards.  Changes in the Lime MACT rule could have a material adverse effect on the Company’s financial condition, results of operations, cash flows and competitive position.

The Company also holds permits for process water and storm water discharges and must comply with the Clean Water Act and analogous state laws and regulations. Any failure to comply with these permits could result in fines or other penalties. Material changes to the terms of these permits or changes to regulations affecting water discharges in the future could also increase compliance costs.

The manufacturing of lime and hydrated lime requires significant volumes of water. The Company operates multiple groundwater wells to provide water to its plants. Groundwater pumping is subject to increased regulation, and in some areas the Company is required to obtain permits from groundwater conservation districts to pump groundwater. Any failure to comply with these permits could result in fines or other penalties and future changes that restrict the quantities of groundwater that may be pumped may increase compliance costs.

The Company incurred capital expenditures related to environmental matters of $0.7 million, $1.2 million, and $1.2 million in 2020, 2019, and 2018, respectively. The Company’s recurring costs associated with managing environmental permitting and waste recycling and disposal (e.g., used oil and lubricants) and maintaining pollution control equipment amounted to $0.5 million, $0.5 million and $0.6 million in 2020, 2019 and 2018, respectively.

Mine Safety. The Company’s mining operations are also subject to regulation under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). The Mine Act has been construed as authorizing the Mine Safety and Health Administration (“MSHA”) to issue citations and orders pursuant to the legal doctrine of strict liability, or liability without fault. If, in the opinion of an MSHA inspector, a condition that violates the Mine Act or regulations promulgated pursuant to it exists, then a citation or order will be issued regardless of whether the operator had any knowledge of, or fault in, the existence of that condition. Many of the Mine Act standards include one or more subjective elements, so that issuance of a citation or order often depends on the opinions or experience of the MSHA inspector involved and the frequency and severity of citations and orders will vary from inspector to inspector.

Whenever MSHA believes that a violation of the Mine Act, any health or safety standard, or any regulation has occurred, it may issue a citation or order which describes the violation and fixes a time within which the operator must abate the violation. In some situations, such as when MSHA believes that conditions pose a hazard to miners, MSHA may issue an order requiring cessation of operations, or removal of miners from the area of the mine, affected by the condition until the hazards are corrected. Whenever MSHA issues a citation or order, it has authority to propose a civil penalty or fine, as a result of the violation, that the operator is ordered to pay.

Citations and orders can be contested before the Federal Mine Safety and Health Review Commission (the “Commission”), and as part of that process, are often reduced in severity and amount, and are sometimes dismissed. The Commission is an independent adjudicative agency that provides administrative trial and appellate review of legal disputes arising under the Mine Act. These cases may involve, among other questions, challenges by operators to citations, orders and penalties they have received from MSHA, or complaints of discrimination by miners under section 105 of the Mine Act.

Reclamation and Remediation. The Company recognizes legal reclamation and remediation obligations associated with the retirement of long-lived assets at their fair value at the time the obligations are incurred (“Asset Retirement Obligations” or “AROs”). Some of the states the Company operates in have reclamation regulations to properly reclaim the surface mines. These regulations require permitting with the respective state to ensure reclamation obligations are met. Over time, the liability for AROs is recorded at its present value each period through accretion expense, and the capitalized cost is amortized over the useful life of the related asset. Upon settlement of the liability, the Company either settles the ARO for its recorded amount or recognizes a gain or loss. AROs are estimated based on studies and the Company’s process knowledge and estimates and are discounted using an appropriate interest rate. The AROs are adjusted when further information warrants an adjustment. The Company believes its accrual of $1.5 million for AROs at December 31, 2020 is reasonable.

Map of United States Lime & Minerals, Inc. Lime and Limestone Operations.

U.S. Lime & Minerals, Inc. Lime and Limestone Operations

CO
KS
MO
NM
OK
AR
MS
TX
LA
★ United States Lime & Minerals, Inc.
● Texas Lime Company
⬟ Arkansas Lime Company
■ U.S. Lime Company – St. Clair
✚ Carthage Crushed Limestone
▲ Colorado Lime Company
○ U.S. Lime Company and U.S. Lime Company - Transportation
◆ U.S. Lime Company – Shreveport

Other.

Our Other operations, consisting of our natural gas interests, are conducted through our wholly owned subsidiary, U.S. Lime Company – O&G, LLC (“U.S. Lime – O&G”) and consist principally of a lease with respect to oil and gas rights on our Cleburne, Texas property, located in the Barnett Shale Formation. Pursuant to the lease, we have royalty interests ranging from 15.4% to 20% in oil and gas produced from any successful wells drilled on the leased property and an option to participate in any well drilled on the leased property as a 20% non-operated working interest owner. At December 31, 2020, our overall average interest under the oil and gas rights lease was 34.7% on 33 producing wells.

U.S. Lime – O&G has also entered into a drillsite agreement with an operator that has an oil and gas lease covering approximately 538 acres of land contiguous to our Johnson County, Texas property. Pursuant to the drillsite agreement, we have a 3% royalty interest and a 12.5% non-operated working interest. At December 31, 2020, we had a combined 12.4% royalty and non-operated working interest on 6 active wells drilled on a padsite located on our Johnson County, Texas property.

No new wells have been completed since 2011, and there are no plans to drill additional wells under either the oil and gas lease or the drillsite agreement. The carrying values of the long-lived assets related to our natural gas interests were $2.0 million as of December 31, 2020.

ITEM 1A. RISK FACTORS.

COVID-19 Risks

Our financial condition, results of operations, cash flows, and competitive position could be materially adversely impacted by the COVID-19 pandemic.  The extent to which COVID-19, and measures taken in response thereto, could materially adversely affect our financial condition, results of operations, cash flows and competitive position will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities, including the effectiveness and administration of vaccines, to contain the business, financial and economic impact of the pandemic.

While we are continuing to execute our business continuity plans in response to the COVID-19 pandemic, there is the potential for increased disruptions to our lime and limestone business and operations from the pandemic.  Federal, state, and local governmental responses to the COVID-19 pandemic, which include restrictions requiring social distancing and pandemic-related restrictions on business activities and movement of people in the markets for our lime and limestone products, began to take effect the last two weeks of March 2020. In the second quarter 2020, the pandemic and related restrictions on business activities resulted in a general economic slowdown, which has disproportionately impacted certain industries that purchase our lime and limestone products, including oil and gas services, environmental and steel. In the third quarter 2020, business activity began to resume, and restrictions were eased. In the fourth quarter 2020, we saw demand return from certain industries, most notably our environmental and steel customers, after being down the previous quarters. However, the United States has seen multiple surges of COVID-19 cases in the fourth quarter 2020 and the first quarter 2021, which could impact the economic recovery that has occurred to date. Until there are successful implementations of COVID-19 vaccination programs, we expect a continued slowdown in economic activity as restrictions continue, or even expand, which we anticipate will have an adverse impact on the demand for our lime and limestone products and increase our costs. In addition, a continued economic slowdown may put downward pressure on the prices we are able to realize for our products.

The continued impact of COVID-19 may limit our ability to produce, sell and deliver our lime and limestone products to our customers; cause key management and plant-level employees not to be available to us; result in plant shutdowns due to contagion, in which case we may not be able to shift production to our other plants; cause disruptions to our supply chain as it relates to our suppliers and other vendors, as well as disrupt the supply chains of our customers; impede our ability to maintain and repair our plants and equipment; negatively impact our modernization, expansion, and development plans; negatively impact our ability to integrate acquisitions; as well as adversely impact demand and prices for our lime and limestone products and increase our costs.  Although we cannot predict future developments, which are highly uncertain, including the scope and duration of the pandemic, the effectiveness of vaccines, and actions taken by governmental authorities, including the effective administration of vaccination programs, to contain the pandemic, COVID-19 could have a material adverse effect on our financial condition, results of operations, cash flows and competitive position.

Industry Risks

Our Lime and Limestone Operations are affected by general economic conditions in the U.S. and specific economic conditions in particular industries.

General and industry specific economic conditions in the United States have reduced demand for our lime and limestone products. Specifically, demand from our utility customers has decreased due to the continuing trend in the United States to retire coal-fired utility plants. Our steel and oil and gas services customers reduce their purchase volumes, at times, due to cyclical economic conditions in their industries. The overall reduction in demand for lime and limestone products has also resulted in increased competitive pressures, including pricing pressure and competition for certain customer accounts, from other lime producers.

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

We mine limestone in open pit and underground mining operations and process and distribute that limestone through our plants and other facilities. Certain factors beyond our control could disrupt our operations, adversely affect production and shipments and increase our operating costs, all of which could have a material adverse effect on our results of operations. These include geological formation problems that may cause poor mining conditions, variability of chemical or physical properties of our limestone, an accident or other major incident at a site that may cause all or part of our operations to cease for some period of time and increase our expenses, mining, processing and plant equipment failures and unexpected maintenance problems that may cause disruptions and added expenses, strikes, job actions or other work stoppages that may disrupt our operations or those of our suppliers, contractors or customers and increase our expenses, and adverse weather conditions and natural disasters, such as hurricanes, tornadoes, heavy rains, flooding, ice storms, freezing weather, such as the February 2021 winter storms in the southern United States, drought and other natural events, that may affect operations, transportation or customers.

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

Business and Financial Risks

In the normal course of our Lime and Limestone Operations, we face various business and financial risks that could have a material adverse effect on our financial position, results of operations, cash flows and competitive position. Not all risks are foreseeable or within our ability to control.

These risks arise from various factors, including, but not limited to, fluctuating demand and prices for our lime and limestone products, including as a result of downturns in the economy and in the construction, industrial, steel and oil and gas services industries, and reduced demand from coal-fired utility plants, increased competitive pressures from other lime producers, changes in legislation and regulations, including Environmental Laws, health and safety regulations and requirements to renew or obtain operating permits, our ability to produce and store quantities of lime and limestone products sufficient in amount and quality to meet customer demands and specifications, the success of our modernization, expansion and development strategies, the uncertainty of our ability to sell our increased lime capacity from the kiln at our St. Clair facility at acceptable prices, our ability to execute our strategies and complete projects on time and within budget, our ability to integrate, refurbish and/or improve acquired facilities, including the facilities acquired as a result of the Carthage acquisition, our access to capital, volatile costs, especially fuel, electricity, transportation and freight costs, inclement weather and the effects of seasonal trends.

We receive most of our coal and petroleum coke by rail, so the availability of sufficient solid fuels to run our plants could be diminished significantly in the event of major rail disruptions. Domestic coal and petroleum coke may also be exported, which can increase competition and prices for the domestic supply. In addition, our freight costs to deliver our lime and limestone products are high relative to the value of our products, and they have generally increased in recent years. Our costs for delivery of solid fuels, as well as our products, also increase as demand for rail and trucking by other industries increases, and changes to Department of Transportation rules and regulations can reduce the availability of trucks, truck drivers and rail cars to deliver solid fuels to our plants and deliver our products to our customers. If we are unable to continue to pass along our variable coal, petroleum coke, diesel, natural gas, electricity, transportation and freight costs to our customers through higher prices or surcharges, our financial condition, results of operations, cash flows and competitive position could be materially adversely affected.

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

We may be adversely affected by our ability to insure against certain risk of our operations.

Mining limestone and producing lime and limestone products involves risks which could result in damage to our facilities, personal injury, and environmental damage. Although we maintain insurance in an amount that we consider adequate, liabilities might exceed policy limits, in which event we could incur significant costs that could adversely affect our financial position, results of operations, cash flows and competitive position. Additionally, the risks inherent in mining limestone and the production of lime and limestone products may significantly increase the cost of obtaining adequate insurance coverage, or make some coverage unavailable.

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

Our IT systems security measures are focused on the prevention, detection and remediation of damage from computer viruses, natural disasters, unauthorized access, cyber-attack and other similar disruptions. However, our IT systems protection measures may not be successful in preventing unauthorized access, intrusion and damage. Threats to our systems can derive from human error, fraud or malice on the part of employees or third parties, encryption by ransomware, or may result from technological failure. Any failure, accident or security breach involving our IT systems could result in disruption to our operations. A material breach in the security of our IT systems could negatively impact our mining and manufacturing operations, sales or financial and administrative functions or result in the compromise of personal information of our employees, customers or suppliers. To the extent any such failure, accident or security breach results in disruption to our operations or sales or loss or disclosure of, or damage to, our data or confidential information, our costs could increase, and our reputation, business, results of operations, competitive position, and financial condition could be materially adversely affected. Additionally, should we experience a cyber-security event, we may incur substantial costs, including remediation costs, such as liability for stolen assets or information, repairs of system damage, legal costs and costs associated with regulatory actions.

Governmental, Legal and Regulatory Risks

Our Lime and Limestone Operations are subject to general and industry specific regulations. Changes to the regulatory environment could increase our cost of compliance and adversely impact our financial condition, results of operations, cash flows and competitive position.

We are in a period of regulatory uncertainty, which has been heightened by the change in the United States federal government Administration and Congress. The new Administration and Congress may initiate actions to increase regulation of certain industries, including the lime industry, and may take other steps to restrict oil and gas drilling, reduce the use of coal or regulate domestic manufacturing. There can be no assurance that any of these actions, if adopted, will not increase the costs for our customers or increase the Company’s cost of compliance with Environmental Laws. In addition, a variety of factors, including uncertainty with respect to governmental budgetary constraints, legislative impasses, extended government shutdowns, pandemics, trade wars, tariffs, social unrest, and increased inflationary pressures, could have a material adverse effect on our financial condition, results of operations, cash flows and competitive position.

Governmental fiscal and budgetary constraints, changes to tax law, legislative impasses and extended government shutdowns have in the past, and may in the future, adversely impact our financial condition and results of operations in various ways.

Governmental fiscal and budgetary constraints, changes to tax law, legislative impasses and extended government shutdowns may adversely impact our financial condition and results of operations in various ways, including possibly reduced highway construction and infrastructure funding by federal, state and local governmental agencies, which could reduce demand for our lime and limestone products from our construction customers.

We incur environmental compliance costs and liabilities in our Lime and Limestone Operations, including capital, maintenance and operating costs, with respect to pollution control equipment, the cost of ongoing monitoring programs, the cost of reclamation and remediation efforts and other similar costs and liabilities relating to our compliance with Environmental Laws. We expect these costs and liabilities to continue or increase, such as possible new costs, taxes and limitations on operations, including regulation of greenhouse gas emissions. Similar environmental costs and liabilities may also be faced by some of our customers.

The rate of change of Environmental Laws has been rapid over the last decade, and we may face possible new uncertainties, costs and liabilities, taxes and limitations on operations, including those related to climate change initiatives. Changes in policy or political leadership may affect how Environmental Laws are interpreted or enforced by the EPA and state governmental agencies. The new Administration has signaled its intent to increase regulation under Environmental Laws and has issued multiple executive orders reversing prior deregulation. We expect our expenditure requirements for future environmental compliance, including complying with nitrogen dioxide, sulfur dioxide, ozone and particulate matter emission limitations under the NAAQS and regulation of greenhouse gas emissions, to continue or increase. Discovery of currently unknown conditions and unforeseen costs and liabilities could require additional expenditures.

The regulation of greenhouse gas emissions remains an issue for the Company and some of its customers. In February 2021, the new Administration rejoined the Paris Agreement, under which the United States committed to reduce greenhouse gas emissions. There is no assurance that changes in the law or regulations will not be adopted, such as the imposition of a carbon tax, a cap-and-trade program requiring companies to purchase carbon credits, the imposition of greenhouse gas emission limits or other measures that would require reductions in emissions or changes to raw materials, fuel use or production rates. These changes, if adopted, could have a material adverse effect on the Company’s financial condition, results of operations, cash flows and competitive position.

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

We intend to comply with all Environmental Laws and believe our accrual for environmental costs and liabilities at December 31, 2020 is reasonable. Because many of the requirements are subjective and therefore not quantifiable or presently determinable, or may be affected by additional legislation and rulemaking, including those related to climate change and greenhouse gas emissions, there is no assurance that we will be able to successfully secure new permits in connection with our future modernization and expansion and development projects, and it is not possible to accurately predict the aggregate future costs and liabilities relating to environmental compliance and their effect on our financial condition, results of operations, cash flows and competitive position.

Our lime and limestone operations are subject to various regulatory risks, including those relating to mine safety, and reclamation and remediation obligations.

Our mining operations are subject to mine safety regulation under the Mine Act. The Mine Act has been construed as authorizing MSHA to issue citations and orders pursuant to the legal doctrine of strict liability, or liability without fault. Citations and orders can be contested before the Commission, and as part of that process, are often reduced in severity and amount, and are sometimes dismissed.

We also have legal reclamation and remediation obligations associated with the retirement of AROs. Over time, the liability for AROs is recorded at its present value each period through accretion expense, and the capitalized cost is amortized over the useful life of the related asset. Upon settlement of the liability, we either settle the ARO for its recorded amount or recognize a gain or loss. We believe our accrual for AROs is reasonable, but there can be no assurance that any amounts accrued will be sufficient to meet our reclamation and remediation obligations at any point in time.

We intend to comply with all mining regulations and all of our reclamation and remediation obligations. Our failure to comply with such regulations and obligations may adversely impact our financial condition, results of operations, cash flows and competitive position.

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

ITEM 4. MINE SAFETY DISCLOSURES.

Under Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K, each operator of a coal or other mine is required to include disclosures regarding certain mine safety results in its periodic reports filed with the SEC. The operation of the Company’s quarries, underground mine and plants is subject to regulation by MSHA. The required information regarding certain mining safety and health matters, broken down by mining complex, for the year ended December 31, 2020 is presented in Exhibit 95.1 to this Report.

As discussed in Item 1 above, the Company believes it is responsible to employees to provide a safe and healthy workplace environment. The Company seeks to accomplish this by: training employees in safe work practices; openly communicating with employees; following safety standards and establishing and improving safe work practices; involving employees in safety processes; and recording, reporting and investigating accidents, incidents and losses to avoid reoccurrence.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s common stock is listed on the Nasdaq Global Market® under the symbol “USLM.” As of February 24, 2021, the Company had approximately 325 shareholders of record.

As of February 24, 2021, the Company had 500,000 shares of $5.00 par value preferred stock authorized; however, none has been issued.

PERFORMANCE GRAPH

The graph below compares the cumulative 5-year total shareholders’ return on the Company’s common stock with the cumulative total return on the NASDAQ Composite Index and a peer group index consisting of Eagle Materials, Inc., Mineral Technologies, Inc., Summit Materials Inc. and U.S. Concrete, Inc. The graph assumes that the value of the investment in the Company’s common stock and each index was $100 on December 31, 2015, and that all cash dividends, including the special cash dividend paid in the fourth quarter 2019, have been reinvested.

	2015	2016	2017	2018	2019	2020
U.S. LIME & MINERALS, INC.	100.00	139.01	142.45	132.11	178.45	226.92
NASDAQ COMPOSITE INDEX	100.00	108.87	141.13	137.12	187.44	271.64
PEER GROUP	100.00	153.48	173.61	91.42	133.07	135.32

The Company’s Amended and Restated 2001 Long-Term Incentive Plan allows employees and directors to pay the exercise price upon the exercise of stock options and the tax withholding liability upon exercise of stock options or the lapse of restrictions on restricted stock by payment in cash and/or withholding or delivery of shares of the Company’s common stock to the Company. Pursuant to these provisions, the Company repurchased 2,459 shares at a price of $114.00 per share, the fair market value of one share on the date they were tendered to the Company, in the fourth quarter 2020 for payment of tax withholding liability upon the lapse of restrictions on restricted stock.

ITEM 6. SELECTED FINANCIAL DATA.

	Years Ended December 31,
	2020	2019	2018	2017	2016

	(dollars in thousands, except per share amounts)
Operating results
Lime and limestone revenues	$159,707	156,981	141,922	142,612	137,190
Other revenues	997	1,296	2,513	2,232	2,092
Total revenues	$160,704	158,277	144,435	144,844	139,282
Gross profit	$47,587	41,676	30,486	34,380	33,092
Operating profit (1)	$33,869	29,246	20,002	24,227	23,480
Income before income tax expense (benefit)	$34,072	30,900	21,568	24,943	23,618
Income tax expense (benefit) (2)	$5,849	4,844	1,883	(2,205)	5,864
Net income	$28,223	26,056	19,685	27,148	17,754
Net income per share of common stock:
Basic	$5.01	4.64	3.52	4.87	3.19
Diluted	$5.00	4.64	3.51	4.86	3.19
(1)	Operating profit for the years ended December 31, 2020 and 2019 was adversely impacted by impairment charges of $1,550 and $930 to adjust the carrying value of the long-lived assets related to the Company’s natural gas interests.
(2)	Income tax expense (benefit) for the year ended December 31, 2017 includes the one-time effect of a $7,447 income tax benefit resulting from reduced federal income tax rates under the Tax Cuts and Jobs Act of 2017.

	As of December 31,
	2020	2019	2018	2017	2016
Total assets	$279,098	247,037	244,671	228,446	210,159
Stockholders’ equity per outstanding common share	$43.06	38.62	39.76	36.73	32.23
Employees	317	282	287	318	321

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS.

Any statements contained in this Report that are not statements of historical fact are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements in this Report, including without limitation statements relating to the Company’s plans, strategies, objectives, expectations, intentions and adequacy of resources, are identified by such words as “will,” “could,” “should,” “would,” “believe,” “possible,” “potential,” “expect,” “intend,” “plan,” “schedule,” “estimate,” “anticipate” and “project.” The Company undertakes no obligation to publicly update or revise any forward-looking statements. The Company cautions that forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from expectations, including without limitation the following: (i) the Company’s plans, strategies, objectives, expectations, and intentions are subject to change at any time at the Company’s discretion; (ii) the Company’s plans and results of operations will be affected by its ability to maintain and increase its revenues and manage its growth; (iii) the Company’s ability to meet short-term and long-term liquidity demands, including meeting the Company’s operating and capital needs, including possible acquisitions and paying dividends, and conditions in the credit and equity markets, including the ability of the Company’s customers to meet their obligations; (iv) interruptions to operations and increased expenses at the Company’s facilities resulting from changes in mining methods or conditions, variability of chemical or physical properties of the

Company’s limestone and its impact on process equipment and product quality, inclement weather conditions, natural disasters, accidents, IT systems failures or disruptions, including due to cyber-security incidents or ransomware attacks, utility disruptions, or regulatory requirements; (v) volatile coal, petroleum coke, diesel, natural gas, electricity, transportation and freight costs and the consistent availability of trucks, truck drivers and rail cars to deliver the Company’s products to its customers and solid fuels to its plants on a timely basis at competitive prices; (vi) unanticipated delays or cost overruns in completing modernization and expansion and development projects; (vii) the Company’s ability to expand its lime and limestone operations through projects and acquisitions of businesses with related or similar operations, including the Carthage acquisition, and the Company’s ability to obtain any required financing for such projects and acquisitions, and to sell any resulting increased production at acceptable prices; (viii) inadequate demand and/or prices for the Company’s lime and limestone products due to increased competition from competitors, increasing competition for certain customer accounts, conditions in the U.S. economy, recessionary pressures in, and the impact of government policies on, particular industries, including oil and gas services, utility plants, steel, construction, and industrial, effects of governmental fiscal and budgetary constraints, including the level of highway construction and infrastructure funding, changes to tax law, legislative impasses, extended governmental shutdowns, trade wars, tariffs, economic and regulatory uncertainties under state governments and the recently elected United States Administration and Congress, and inability to continue to maintain or increase prices for the Company’s products, including passing through the increased costs of transportation; (ix) ongoing and possible new regulations, investigations, enforcement actions and costs, legal expenses, penalties, fines, assessments, litigation, judgments and settlements, taxes and disruptions and limitations of operations, including those related to climate change, health and safety, and other ESG and sustainability considerations, and those that could impact the Company’s ability to continue or renew its operating permits or successfully secure new permits in connection with its modernization and expansion and development projects; (xi) estimates of reserves and remaining lives of reserves; (xii) the ongoing impact of the COVID-19 pandemic, including decreased demand, lower prices, and increased costs, and the risk of non-compliance with health and safety protocols and social distancing guidelines, on the Company’s financial condition, results of operations, cash flows, and competitive position; (xiii) the impact of social or political unrest; (xiv) risks relating to mine safety, and reclamation and remediation; and (xv) other risks and uncertainties set forth in this Report or indicated from time to time in the Company’s filings with the Securities and Exchange Commission (the “SEC”), including the Company’s Quarterly Reports on Form 10-Q.

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

Our Lime and Limestone Operations represent our principal business. Our Other revenues are from natural gas interests, consisting of royalty and non-operated working interests under an oil and gas lease and a drillsite agreement with two separate operators related to our Johnson County, Texas property, located in the Barnett Shale Formation, on which Texas Lime conducts its lime and limestone operations. While we may participate in future natural gas wells drilled and workovers of existing wells under the oil and gas lease and drillsite agreement, if any, we are not in the business of drilling for or producing natural gas and have no personnel with expertise in that field.

On July 1, 2020, we acquired Carthage, a limestone mining and production company located in Carthage, Missouri, for $8.4 million cash, subject to adjustment for working capital balances acquired. Carthage provides aggregate and pulverized limestone products that are used primarily in the agricultural, construction, roofing and industrial industries. Carthage’s assets and liabilities are included on our December 31, 2020 balance sheet at fair values, with $7.5 million allocated to property, plant and equipment. Carthage contributed $4.6 million to our revenues in 2020. We believe that this acquisition complements our existing geographic footprint.

In the fourth quarters 2020 and 2019, we recognized impairment charges of $1.6 million ($1.2 million, net of tax) and $0.9 million ($0.7 million, net of tax), respectively, related to our natural gas interests. Continuing low prices for natural gas and natural gas liquids have reduced the estimates for future economically feasible production from our drilled wells, which has impaired the recoverability of the assets as they approach the end of their useful lives. The carrying values of the long-lived assets related to our natural gas interests were $2.0 million as of December 31, 2020.

Revenues increased 1.5% in 2020 compared to 2019. Revenues from our Lime and Limestone Operations increased 1.7% in 2020, compared to 2019, primarily due to the addition of limestone sales by Carthage to agriculture and roofing customers, and increased sales to the Company’s construction customers, partially offset by decreased demand from the Company’s oil and gas services, environmental and steel customers. Revenues in 2020 were also favorably impacted by an increase in average selling prices for our lime and limestone products of 3.6%.

Gross profit increased 14.2% in 2020 compared to 2019. Gross profit from our Lime and Limestone Operations in 2020 increased 14.1%, compared to 2019, primarily due to increases in the average selling prices for our lime and limestone products, lower fuel costs, and increased operating efficiencies associated, in part, with our new, fuel-efficient kiln at our St. Clair facility, which began producing commercially saleable quicklime in the second quarter 2019, partially offset by increased costs incurred in 2020 associated with responding to the COVID-19 pandemic.

Interest expense remained flat at $0.2 million for each of 2020 and 2019. Interest and other income, net, decreased $1.4 million in 2020, or 76.2%, compared to 2019, primarily due to decreased interest rates received on our cash and cash equivalents balances in 2020.

Net income increased $2.2 million, or 8.3%, in 2020, compared to 2019. Net income per fully diluted share increased to $5.00 in 2020, compared to $4.64 in 2019. Cash flows from operations enabled us to make $17.1 million of capital investments, including our acquisition of Carthage for $8.4 million. It also enabled us to pay $3.6 million in dividends and increase our cash balances to $83.6 million as of December 31, 2020, compared to $54.3 million as of December 31, 2019. As of December 31, 2020, we had no debt outstanding.

On January 29, 2021, we announced that our Board of Directors had declared a regular quarterly cash dividend of $0.16 (16 cents) per share. The dividend is payable on March 12, 2021 to shareholders of record on February 19, 2021.

Absent a significant acquisition opportunity arising during 2021, we anticipate funding our operating and capital needs and our quarterly cash dividend from our cash balances on hand and cash flows from operations.

Lime and Limestone Operations.

In our Lime and Limestone Operations, we produce and sell PLS, aggregate, quicklime, hydrated lime and lime slurry. The principal factors affecting our success are the level of demand and prices for our products and whether we are able to maintain sufficient production levels and product quality while controlling costs.

Inclement weather conditions, such as winter ice and snow storms, cold weather, hurricanes, tornadoes and excessive rainfalls generally reduce the demand for lime and limestone products supplied to construction-related customers that account for a significant amount of our revenues. Inclement weather also interferes with our open-pit mining operations and can disrupt our plant production. In addition to weather, various maintenance, environmental, accident and other operational and construction issues can also disrupt our operations and increase our operating expenses.

Demand for our products in our market areas is also affected by general economic conditions, the pace of construction, the demand for steel, the level of oil and gas drilling in our markets, the level of governmental and private funding for highway construction and infrastructure and utility plant usage of coal for power generation. Demand for our lime and limestone products from our construction customers increased in 2020. However, demand for our lime and limestone products from our oil and gas services, environmental and steel customers decreased. Oil prices declined sharply in 2020 compared to 2019, which resulted in a curtailment of drilling activities during 2020 and lower demand from our oil and gas services customers.

The emergence of COVID-19 in the United States in the first quarter 2020 created significant volatility, uncertainty and economic disruption to the general business environment. Federal, state, and local governmental responses to the COVID-19 pandemic, which include restrictions requiring social distancing and restrictions on business activities and movement of people in the markets for our lime and limestone products, began to take effect the last two weeks of March 2020 and continue in effect in many of the Company’s markets. In the second quarter 2020, the pandemic and related restrictions on business activities resulted in a general economic slowdown, which has disproportionately impacted certain industries that purchase our lime and limestone products, including oil and gas services mentioned above, environmental and steel. Late in 2020, we saw indications that demand from our environmental and steel customers was returning, however, multiple recent surges of COVID-19 cases could impact the renewed demand from such customers and the economic recovery that has occurred to date. Until there are successful implementations of COVID-19 vaccination programs, we expect a continued slowdown in economic activity as restrictions continue or even expand, which we anticipate may continue to have an adverse impact on the demand for our lime and limestone products, particularly with respect to our customers in certain industries, and put downward pressure on the prices that we are able to realize for our products, as well as increase our costs.

In 2014 and 2015, Texas approved two constitutional amendments authorizing a portion of oil and gas tax revenues to be deposited into the State Highway Fund, for certain other sales and use tax revenues to be directed to the State Highway Fund and, beginning in Texas’ fiscal 2020, for certain state motor vehicle sales and rental tax revenues to be directed to the State Highway Fund. Through November 2020, the Texas State Highway Fund received approximately $15.7 billion in revenues from these two amendments. With these State funding improvements, along with the focus on infrastructure investment proposed by the new federal Administration, we would expect to see increases in demand from our construction customers, but the timing of any demand increase is uncertain and subject to weather, political, and other factors.

Our modernization and expansion and development projects in Texas, Arkansas and Oklahoma and our Texas slurry operations have positioned us to meet the demand for high-quality lime and limestone products in our markets. Our modernization and expansion and development projects have also equipped us with up-to-date, fuel-efficient plant facilities, which have resulted in lower production costs and greater operating efficiencies, thus enhancing our competitive position. All our rotary kilns are now fuel-efficient preheater kilns. The addition of the kiln at St. Clair, which began producing commercially saleable quicklime in the second quarter 2019, further increased the fuel efficiency of our fleet of kilns.

For our plants to operate at peak efficiency, we must meet operational challenges that arise from time to time, including bringing new facilities on-line and refurbishing and/or improving acquired facilities, including the facilities acquired as a result of the Carthage acquisition, as well as operating existing facilities efficiently. We also incur ongoing costs for maintenance and to remain in compliance with rapidly changing Environmental Laws and health and safety and other regulations.

Our primary variable cost is energy. Prices for coal, petroleum coke, diesel, natural gas, electricity, transportation and freight are volatile. In addition, our freight costs, including diesel prices, to deliver our products can be high relative to the value of our products. We have been able to mitigate to some degree the adverse impact of volatile energy costs by varying the mixes of fuel used in our kilns, and by passing on some of any increase in costs to our customers, where possible, through higher prices and/or surcharges on certain products. In addition, as noted above, we put a more fuel-efficient kiln in service at St. Clair, which should help us better manage our energy costs at that plant. Finally, we have not engaged in any significant hedging activity in an effort to control our energy costs but may do so in the future.

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

We continue to believe the enhanced efficiency and production capacity resulting from our modernization and expansion and development projects in Texas, Arkansas, and Oklahoma, our expanded slurry operations, our acquisitions, including the recent acquisition of Carthage, and the operational strategies we have implemented have allowed us to increase our efficiency, grow production capacity, improve product quality, better serve existing customers, attract new customers and control costs. To date, however, demand and prices for our lime and limestone products have not been sufficient to fully utilize our additional production capacity. In addition, there can be no assurance that our efficiency and production will not be adversely affected by weather, maintenance, environmental, accident, cyber-security and other operational and construction issues; that we can successfully invest in improvements to our existing facilities; that our results will not be adversely affected by increases in fuel, natural gas, electricity, transportation and freight costs, taxes or new environmental, health and safety or other regulatory requirements; or that, with increasing competition with other lime and limestone producers, our revenues, gross profit, net income and cash flows can be maintained or improved.

Other.

Revenues in 2020 included $1.0 million from our natural gas interests, compared to $1.3 million and $2.5 million in 2019 and 2018, respectively. Gross profit (loss) in 2020 included a loss of $(0.4) million from our natural gas interests, compared to a loss of $(0.4) million in 2019 and profit of $1.0 million in 2018.  Impairment charges relating to our natural gas interests of $1.6 million and $0.9 million in 2020 and 2019, respectively, adversely impacted our operating profit. The impairment charges are included with other operating profit (loss) in our segment disclosures. See Note 11 to the Notes to the Consolidated Financial Statements.

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

Revenue recognition. We recognize revenue for our Lime and Limestone Operations when (i) a contract with the customer exists and the performance obligations are identified; (ii) the price has been established; and (iii) the performance obligations have been satisfied, which is generally upon shipment. Revenues include external freight billed to customers with related costs accounted for as fulfillment costs and included in cost of revenues. Our returns and allowances are minimal. External freight billed to customers included in revenues was $28.4 million, $28.4 million and $25.6 million for 2020, 2019 and 2018, respectively, which approximates the amount of external freight included in cost of revenues. Sales taxes billed to customers are not included in revenues. For our natural gas interests, we recognize revenue in the month of production and delivery.

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

Accounts receivable. The majority of our trade accounts receivable are unsecured. Payment terms for all trade receivables are based on the underlying purchase orders, contracts, or purchase agreements. We estimate credit losses relating to trade receivables based on an assessment of the current and forecasted probability of collection, historical trends, economic conditions, and other significant events that may impact the collectability of accounts receivables. Due to the relatively homogenous nature of its trade receivables, the Company does not believe there is any meaningful asset-specific differences within its accounts receivable portfolio that would require the portfolio to be grouped below the consolidated level for review of credit losses. Credit losses relating to trade receivables have generally been within management expectations and historical trends. Uncollected trade receivables are charged-off when identified by management to be unrecoverable. The Company maintains an allowance for credit losses to reflect currently expected estimated losses resulting from the failure of customers to make required payments. A considerable amount of judgment is required in assessing the ultimate realization of these receivables and determining our allowance for doubtful accounts.

Property, plant and equipment. For major constructed assets, we include the costs for labor and materials plus interest and internal and external project management costs that are directly related to the constructed assets in the capitalized cost. Depreciation of property, plant and equipment is being provided for by the straight-line method over estimated useful lives.

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

We review long-lived assets for impairment and, when events or circumstances indicate the carrying amount of an asset may not be recoverable, we determine if impairment of value exists. If the estimated undiscounted future net cash flows are less than the carrying amount of the asset, an impairment exists, and an impairment loss must be calculated and recorded. If an impairment exists, the impairment loss is calculated based on the excess of the carrying amount of the asset over the asset’s fair value. Any impairment loss is treated as a permanent reduction in the carrying value of the asset. During 2020 and 2019, we recognized impairment charges of $1.6 million and $0.9 million, respectively, to adjust the carrying value of certain long-lived assets related to our natural gas interests.

Environmental costs and liabilities. We record environmental accruals, including accrued reclamation costs, in other liabilities, based on studies and estimates, when it is probable we have incurred a reasonably estimable cost or liability. The accruals are adjusted when further information warrants an adjustment. Environmental expenditures that extend the life, increase the capacity or improve the safety or efficiency of Company-owned assets or are incurred to mitigate or prevent future possible environmental issues are capitalized. Other environmental costs are expensed when incurred.

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

Income taxes. We utilize the asset and liability approach in reporting our income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. We establish valuation allowances when necessary to reduce deferred tax assets to the amount more likely than not to be realized. Income tax related interest and penalties are included in income tax expense. We also assess individual tax positions to determine if they meet the criteria for some or all of the benefits of that position to be recognized in our financial statements and only recognize tax positions that meet the more-likely-than-not recognition threshold.

Stock-based compensation. We expense all stock-based payments to employees and directors, including grants of stock options and restricted stock, in our Consolidated Statements of Income based on their fair values. Compensation cost is recognized ratably over the vesting period for all stock-based awards.

RESULTS OF OPERATIONS.

The following table sets forth certain financial information expressed as a percentage of revenues for the periods indicated:

	Year Ended December 31,
	2020	2019	2018
Lime and limestone revenues	99.4%	99.2%	98.3%
Other revenues	0.6	0.8	1.7
Total revenues	100.0	100.0	100.0
Cost of revenues
Labor and other operating expenses	(58.3)	(62.6)	(66.9)
Depreciation, depletion and amortization	(12.1)	(11.0)	(12.0)
Gross profit	29.6	26.4	21.1
Selling, general and administrative expenses	(7.6)	(7.3)	(7.3)
Impairment of long lived assets	(0.9)	(0.6)	—
Operating profit	21.1	18.5	13.8
Other (expense) income:
Interest expense	(0.2)	(0.1)	(0.2)
Interest and other income, net	0.3	1.2	1.3
Income tax expense	(3.6)	(3.1)	(1.3)
Net income	17.6%	16.5%	13.6%

2020 vs. 2019

Revenues for 2020 increased to $160.7 million from $158.3 million in 2019, an increase of $2.4 million, or 1.5%. Revenues from our Lime and Limestone Operations in 2020 increased $2.7 million, or 1.7%, to $159.7 million from $157.0 million in 2019. The increase in revenues from our Lime and Limestone Operations was primarily due to the addition of limestone sales by Carthage to agriculture and roofing customers and increased sales volumes of our lime and limestone products, principally to our construction customers, partially offset by decreased demand from our oil and gas services, environmental and steel customers. In addition, we realized a 3.6% average increase in prices for our lime and limestone products in 2020, compared to 2019. Other revenues included $1.0 million and $1.3 million in 2020 and 2019, respectively, from our natural gas interests.

Our gross profit increased to $47.6 million for 2020 from $41.7 million for 2019, an increase of $5.9 million, or 14.2%. Gross profit from our Lime and Limestone Operations for 2020 was $48.0 million, compared to $42.0 million in 2019, an increase of $5.9 million, or 14.1%. The increase in gross profit in 2020, compared to 2019, resulted primarily from increases in the average selling prices for the Company’s lime and limestone products, lower fuel costs and increased operating efficiencies associated, in part, with the kiln at the Company’s St. Clair facility, which began producing commercially saleable quicklime in the second quarter 2019, partially offset by increased costs incurred in the 2020 periods associated with responding to the COVID-19 pandemic. Gross profit also included the impact of a $(0.4) loss in each of 2020 and 2019 from our natural gas interests.

Selling, general and administrative expenses (“SG&A”) increased to $12.2 million for 2020, an increase of $0.7 million, or 5.8%, compared to $11.5 million for 2019. As a percentage of revenues, SG&A was 7.6% for 2020, compared to 7.3% in 2019. The increase in SG&A was primarily due to increased personnel expenses, including stock-based compensation which was principally due to higher prices for the Company’s common stock, and increased legal expenses and COVID-19 pandemic costs in the second quarter 2020.

In the fourth quarters 2020 and 2019, we recognized an impairment charge of $1.6 million ($1.2 million, net of tax) and $0.9 million ($0.7 million, net of tax), respectively. Continuing low prices for natural gas and natural gas liquids have reduced the estimates for future economically feasible production, which has impaired the recoverability of the assets as they approach the end of their useful lives. The carrying values of the long-lived assets of the Company’s natural gas interests were $2.0 million at December 31, 2020

Interest expense was $0.2 million in each of 2020 and 2019, as we had no outstanding debt during either 2020 or 2019.

Interest and other income, net was $0.5 million in 2020, compared to $1.9 million in 2019. The decrease in interest and other income, net in 2020, compared to 2019, was primarily due to decreased interest rates received on cash and cash equivalents balances in 2020.

Income tax expense was $5.8 million in 2020, for an effective rate of 17.2%, compared to $4.8 million in 2019, for an effective rate of 15.7%, an increase of $1.0 million, primarily due to the increase in income before taxes in 2020, compared to 2019. Our effective income tax rates for 2020 and 2019 were reduced from the statutory rate primarily due to statutory depletion in excess of cost depletion. In addition, for 2019, our effective tax rate was reduced as a result of research and development tax credits.

Net income increased to $28.2 million ($5.00 per share diluted) in 2020, compared to $26.1 million ($4.64 per share diluted) in 2019, an increase of $2.2 million, or 8.3%.

2019 vs. 2018

Revenues for 2019 increased to $158.3 million from $144.4 million in 2018, an increase of $13.8 million, or 9.6%. Revenues from our Lime and Limestone Operations in 2019 increased $15.1 million, or 10.6%, to $157.0 million from $141.9 million in 2018. The increase in revenues from our Lime and Limestone Operations was primarily due to increased sales volumes of our lime and limestone products, principally to our construction and environmental customers. In addition, we realized a 2.0% average increase in prices for our lime and limestone products in 2019, compared to 2018. Other revenues included $1.3 million and $2.5 million in 2019 and 2018, respectively, from our natural gas interests.

Our gross profit increased to $41.7 million for 2019 from $30.5 million for 2018, an increase of $11.2 million, or 36.7%. Gross profit from our Lime and Limestone Operations for 2019 was $42.0 million, compared to $29.5 million in 2018, an increase of $12.6 million, or 42.6%. The increase in gross profit in 2019, compared to 2018, resulted primarily from increased revenues discussed above, lower fuel costs and increased operating efficiencies associated with the kiln at our St. Clair facility, which began producing commercially saleable quicklime in the second quarter 2019. Gross profit also included the impact of a $(0.4) loss in 2019 and $1.0 million profit in 2018 from our natural gas interests.

SG&A increased to $11.5 million for 2019, an increase of $1.0 million, or 9.7%, compared to $10.5 million for 2018. As a percentage of revenues, SG&A was 7.3% in each of 2019 and 2018. The increase in SG&A was primarily due to increased compensation-related and legal expenses in 2019, compared to 2018.

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

FINANCIAL CONDITION.

Capital Requirements. We require capital primarily for normal recurring capital and re-equipping projects, modernization and expansion and development projects and acquisitions. Our capital needs are expected to be met principally from cash on hand, cash flows from operations and our $75.0 million revolving credit facility.

We expect to spend approximately $14.0 million per year over the next several years in our Lime and Limestone Operations for normal recurring capital and re-equipping projects at our plants and facilities to maintain or improve efficiency, ensure compliance with Environmental Laws, meet customer needs and reduce costs. As of December 31, 2020, we had $5.0 million in open orders or contractual commitments for our Lime and Limestone Operations.

Liquidity and Capital Resources. Net cash provided by operating activities was $58.6 million in 2020, compared to $47.0 million in 2019, an increase of $11.6 million, or 24.6%. Our net cash provided by operating activities is composed of net income, depreciation, depletion and amortization (“DD&A”), other non-cash items included in net income and changes in working capital. In 2020, net cash provided by operating activities was principally composed of $28.2 million net income, $19.6 million DD&A, $4.3 million increase in deferred income taxes, $1.6 million impairment of long-lived assets, $1.9 million stock-based compensation, and a $2.5 million increase from changes in working capital. In 2020, the changes in working capital were principally composed of a $2.9 million increase in accounts payable, accrued expense and other liabilities, and a $1.1 million decrease in trade receivables, net, partially offset by a $1.4 million increase in inventories. In 2019, net cash provided by operating activities was principally composed of $26.1 million net income, $17.6 million DD&A, $4.9 million increase in deferred income taxes, $0.9 million impairment of long-lived assets, and $1.5 million stock-based compensation, partially offset by a $4.4 million decrease from changes in working capital. In 2019, the changes in working capital were principally composed of a $3.3 million increase in trade receivables, net.

Net cash used in investing activities was $25.2 million for 2020, compared to $26.5 million for 2019. Net cash used in investing activities included $8.4 million for the acquisition of Carthage and $17.1 million for the purchase of property, plant and equipment for 2020, including $2.7 million for the Carthage location and $2.1 million for specialized equipment at the Batesville Quarry. Net cash used in investing activities for 2019 was primarily $27.1 million for the purchase of property, plant and equipment. Net cash used in investing activities in 2019 included $8.0 million for specialized equipment at the Batesville Quarry, $5.6 million for the St. Clair kiln project, and $2.8 million for a new slurry terminal in the Dallas-Fort Worth area. The balance of net cash used in investing activities in 2020 and 2019 was primarily for normal recurring capital and re-equipping projects at our plants and facilities.

Net cash used in financing activities primarily consisted of $3.6 million for dividend payments and $0.6 million to repurchase shares of our common stock in 2020, compared to $33.1 million for dividend payments in 2019, including a special cash dividend of $30.0 million, and $0.4 million to repurchase shares of our common stock.

Our cash and cash equivalents at December 31, 2020 increased to $83.6 million from $54.3 million at December 31, 2019.

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

We had no debt outstanding as of December 31, 2020 or 2019. We had $0.4 million of letters of credit issued under the Revolving Facility as of December 31, 2020, which count as draws against the available commitment under the Revolving Facility.

Common Stock Buybacks. We spent $0.6 million, $0.4 million and $0.4 million in 2020, 2019 and 2018, respectively, to repurchase treasury shares tendered for payment of the exercise price for stock options and the tax withholding liability upon the lapse of restrictions on restricted stock.

Contractual Obligations. The following table sets forth our contractual obligations as of December 31, 2020 (in thousands):

	Payments Due by Period
					More Than
Contractual Obligations	Total	1 Year	2 - 3 Years	4 - 5 Years	5 Years
Debt	$—	—	—	—	—
Operating leases(1)	$2,291	1,130	897	210	54
Limestone mineral leases	$1,809	88	176	175	1,370
Purchase obligations(2)(3)	$9,155	7,112	1,532	511	—
Other liabilities	$1,482	120	248	245	869
Total	$14,737	8,450	2,853	1,141	2,293
(1)	Represents operating leases for railcars, corporate office space and some equipment that are either non-cancelable or subject to significant penalty upon cancellation.
(2)	Of these obligations, $380 were recorded on the Consolidated Balance Sheet at December 31, 2020.
(3)	Purchase obligations includes enforceable agreements to purchase goods or services that specify all significant terms, including fixed or minimum quantities to be purchased, generally pertaining to fuel contracts, fixed-price provisions, and the approximate timing of the transaction, and are either non-cancelable or subject to significant penalty upon cancellation.

Absent a significant acquisition, we believe that cash on hand and cash flows from operations will be sufficient to meet our operating needs, ongoing capital needs, including our current and possible future modernization and expansion and development projects, and liquidity needs and allow us to pay our regular cash dividends for the near future.

Off-Balance Sheet Arrangements. We do not utilize off-balance sheet financing arrangements; however, we lease railcars, corporate office space and some equipment used in our operations under operating lease agreements that are either non-cancelable or subject to significant penalty upon cancellation, and have various limestone mineral leases. As of December 31, 2020, the total future lease payments under our various operating and limestone mineral leases totaled $2.3 million and $1.8 million, respectively, and are due in payments as summarized in the table above.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

INTEREST RATE RISK.

We could be exposed to changes in interest rates, primarily as a result of floating interest rates on the Revolving Facility. There was no outstanding balance on the Revolving Facility subject to interest rate risk at December 31, 2020. Any future borrowings under the Revolving Facility would be subject to interest rate risk. See Note 3 of Notes to Consolidated Financial Statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
United States Lime & Minerals, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of United States Lime & Minerals, Inc. (a Texas corporation) and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 26, 2021 expressed an unqualified opinion.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical audit matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2005.

Dallas, Texas
February 26, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

United States Lime & Minerals, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of United States Lime & Minerals, Inc. (a Texas corporation) and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2020, and our report dated February 26, 2021 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

Dallas, Texas

February 26, 2021

United States Lime & Minerals, Inc.

Consolidated Balance Sheets

(dollars in thousands, except per share amounts)

	December 31,	December 31,
	2020	2019
ASSETS
Current assets
Cash and cash equivalents	$83,562	$54,260
Trade receivables, net	22,979	22,948
Inventories, net	15,210	13,388
Prepaid expenses and other current assets	2,245	2,139
Total current assets	123,996	92,735
Property, plant and equipment
Mineral reserves and land	40,065	36,423
Proved natural gas properties, successful-efforts method	15,934	17,484
Buildings and building and leasehold improvements	7,808	7,251
Machinery and equipment	318,503	304,379
Furniture and fixtures	1,088	981
Automotive equipment	4,802	3,837
Property, plant and equipment	388,200	370,355
Less accumulated depreciation and depletion	(235,739)	(219,668)
Property, plant and equipment, net	152,461	150,687
Operating lease right-of-use assets	2,226	3,192
Other assets, net	415	423
Total assets	$279,098	$247,037
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$4,592	$4,430
Current portion of operating lease liabilities	1,187	1,294
Accrued expenses	5,809	3,735
Total current liabilities	11,588	9,459
Deferred tax liabilities, net	21,531	17,218
Operating lease liabilities, excluding current portion	1,030	1,866
Other liabilities	1,757	1,362
Total liabilities	35,906	29,905
Stockholders’ equity
Preferred stock, $5.00 par value; authorized 500,000 shares; none issued or outstanding	—	—
Common stock, $0.10 par value; authorized 15,000,000 shares; 6,657,880 and 6,627,000 issued at December 31, 2020 and 2019, respectively	666	663
Additional paid-in capital	29,457	27,464
Accumulated other comprehensive loss	—	(1)
Retained earnings	268,186	243,566
Less treasury stock, 1,009,796 and 1,004,174 shares at December 31, 2020 and 2019, respectively, at cost	(55,117)	(54,560)
Total stockholders’ equity	243,192	217,132
Total liabilities and stockholders’ equity	$279,098	$247,037

The accompanying notes are an integral part of these consolidated financial statements.

United States Lime & Minerals, Inc.

Consolidated Statements of Income

(dollars in thousands, except per share amounts)

	Years Ended December 31,
	2020	2019	2018
Revenues	$160,704	$158,277	$144,435
Cost of revenues
Labor and other operating expenses	93,738	99,207	96,558
Depreciation, depletion and amortization	19,379	17,394	17,391
	113,117	116,601	113,949
Gross profit	47,587	41,676	30,486
Selling, general and administrative expenses	12,168	11,500	10,484
Impairment of long-lived assets	1,550	930	—
Operating profit	33,869	29,246	20,002
Other expense (income)
Interest expense	248	244	243
Interest and other income, net	(451)	(1,898)	(1,809)
	(203)	(1,654)	(1,566)
Income before income tax expense	34,072	30,900	21,568
Income tax expense	5,849	4,844	1,883
Net income	$28,223	$26,056	$19,685
Net income per share of common stock
Basic	$5.01	$4.64	$3.52
Diluted	$5.00	$4.64	$3.51

The accompanying notes are an integral part of these consolidated financial statements.

United States Lime & Minerals, Inc.

Consolidated Statements of Comprehensive Income

(dollars in thousands)

	Years Ended December 31,

	2020	2019	2018
Net income	$28,223	$26,056	$19,685
Other comprehensive income (loss)
Mark to market of foreign exchange hedges, net of tax expense (benefit) of $0, $4 and $(29) for 2020, 2019 and 2018, respectively	1	12	(99)
Total other comprehensive income (loss)	1	12	(99)
Comprehensive income	$28,224	$26,068	$19,586

The accompanying notes are an integral part of these consolidated financial statements.

United States Lime & Minerals, Inc.

Consolidated Statements of Stockholders’ Equity

(dollars in thousands)

				Accumulated
	Common Stock		Additional	Other
	Shares		Paid-In	Comprehensive	Retained	Treasury
	Outstanding	Amount	Capital	(Loss) Income	Earnings	Stock	Total
Balances at December 31, 2017	5,588,821	$659	24,307	86	233,905	(53,705)	205,252
Stock options exercised	6,339	—	73	—	—	—	73
Stock-based compensation	17,626	2	1,487	—	—	—	1,489
Treasury shares purchased	(5,385)	—	—	—	—	(411)	(411)
Cash dividends paid	—	—	—	—	(3,022)	—	(3,022)
Net income	—	—	—	—	19,685	—	19,685
Mark to market of foreign exchange hedges, net of $29 tax benefit	—	—	—	(99)	—	—	(99)
Comprehensive (loss) income	—	—	—	(99)	19,685	—	19,586
Balances at December 31, 2018	5,607,401	661	25,867	(13)	250,568	(54,116)	222,967
Stock options exercised	2,000	—	75	—	—	—	75
Stock-based compensation	18,900	2	1,522	—	—	—	1,524
Treasury shares purchased	(5,475)	—	—	—	—	(444)	(444)
Cash dividends paid	—	—	—	—	(33,058)	—	(33,058)
Net income	—	—	—	—	26,056	—	26,056
Mark to market for foreign exchange hedges, net of $4 tax expense	—	—	—	12	—	—	12
Comprehensive income	—	—	—	12	26,056	—	26,068
Balances at December 31, 2019	5,622,826	663	27,464	(1)	243,566	(54,560)	217,132
Stock options exercised	12,271	1	80	—	—	—	81
Stock-based compensation	18,609	2	1,913	—	—	—	1,915
Treasury shares purchased	(5,622)	—	—	—	—	(557)	(557)
Cash dividends paid	—	—	—	—	(3,603)	—	(3,603)
Net income	—	—	—	—	28,223	—	28,223
Mark to market for foreign exchange hedges, net of $0 tax expense	—	—	—	1	—	—	1
Comprehensive income	—	—	—	1	28,223	—	28,224
Balances at December 31, 2020	5,648,084	$666	$29,457	$—	$268,186	$(55,117)	$243,192

The accompanying notes are an integral part of these consolidated financial statements.

United States Lime & Minerals, Inc.

Consolidated Statements of Cash Flows

(dollars in thousands)

	2020	2019	2018
OPERATING ACTIVITIES:
Net income	$28,223	$26,056	$19,685
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	19,611	17,617	17,603
Impairment of long-lived assets	1,550	930	—
Amortization of deferred financing costs	5	9	14
Deferred income taxes	4,313	4,848	20
Loss on disposition of property, plant and equipment	462	439	624
Stock-based compensation	1,915	1,524	1,489
Changes in operating assets and liabilities:
Trade receivables, net	1,109	(3,346)	(3,129)
Inventories, net	(1,390)	(542)	700
Prepaid expenses and other current assets	(106)	(447)	1,377
Other assets	3	117	(1)
Accounts payable and accrued expenses	2,579	(165)	438
Other liabilities	301	(29)	(85)
Net cash provided by operating activities	58,575	47,011	38,735
INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(17,133)	(27,100)	(53,762)
Acquisition of a business	(8,392)	—	—
Proceeds from sale of property, plant and equipment	331	558	605
Net cash used in investing activities	(25,194)	(26,542)	(53,157)
FINANCING ACTIVITIES:
Cash dividends paid	(3,603)	(33,058)	(3,022)
Proceeds from exercise of stock options	81	75	73
Purchase of treasury shares	(557)	(444)	(411)
Net cash used in financing activities	(4,079)	(33,427)	(3,360)
Net increase (decrease) in cash and cash equivalents	29,302	(12,958)	(17,782)
Cash and cash equivalents at beginning of period	54,260	67,218	85,000
Cash and cash equivalents at end of period	$83,562	$54,260	$67,218

The accompanying notes are an integral part of these consolidated financial statements.

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share amounts)

Years Ended December 31, 2020, 2019 and 2018

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

On July 1, 2020, the Company acquired 100% of the equity interest of ART Quarry TRS LLC, DBA Carthage Crushed Limestone (“Carthage”), a limestone mining and production company located in Carthage, Missouri, for $8.4 million cash, subject to adjustment for working capital balances acquired. Carthage produces aggregate and pulverized limestone products that are used primarily in the agricultural, construction, roofing, and industrial industries. Carthage’s assets and liabilities are included in the December 31, 2020 consolidated balance sheet at fair value, with $1.1 million of the purchase price allocated to accounts receivable, $0.4 million allocated to inventory, and $7.5 million allocated to property, plant and equipment, partially offset by $0.6 million of accounts payable and other liabilities assumed. Carthage contributed $4.6 million of revenues in the year ended December 31, 2020, which are included in the consolidated statement of operations. The Company believes this acquisition will complement its existing geographic footprint.

During 2019, the Company’s natural gas interests did not reach any of the quantitative thresholds for a reportable segment, and the results from its natural gas interests are not expected to be of significance in future periods. The revenues, gross profit and operating profit of the natural gas interests are included in Other for reportable segment disclosures. Disclosures for 2018 have been recast to be consistent with the 2020 and 2019 presentation.

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

Years Ended December 31, 2020, 2019 and 2018

(d)         Statements of Cash Flows

For purposes of reporting cash flows, the Company considers all bank deposits and highly liquid debt instruments, such as U.S. Treasury bills and notes, with maturities, at the time of purchase, of three months or less to be cash equivalents. Cash equivalents are carried at cost plus accrued interest, which approximates fair market value. Supplemental cash flow information is presented below:

	Years Ended December 31,
	2020	2019	2018
Cash paid during the year for:
Interest	$152	$150	$179
Income taxes	$975	$445	$331

(e)         Revenue Recognition

The Company recognizes revenue for its Lime and Limestone Operations when (i) a contract with the customer exists and the performance obligations are identified; (ii) the price has been established; and (iii) the performance obligations have been satisfied, which is generally upon shipment. Revenues include external freight billed to customers with related costs accounted for as fulfillment costs and included in cost of revenues. The Company’s returns and allowances are minimal. External freight billed to customers included in revenues was $28,373, $28,397 and $25,637 for 2020, 2019 and 2018, respectively, which approximates the amount of external freight included in cost of revenues. Sales taxes billed to customers are not included in revenues. For its natural gas interests, the Company recognizes revenue in the month of production and delivery.

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

The carrying values of cash and cash equivalents, trade receivables, other current assets, accounts payable and accrued expenses approximate fair value due to the short maturity of these instruments. The Company’s foreign

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share amounts)

Years Ended December 31, 2020, 2019 and 2018

exchange hedges were carried at fair value at December 31, 2019. See Notes 1(p) and 5. Financial liabilities measured at fair value on a recurring basis are summarized below:

		Significant Other
		Observable Inputs
		(Level 2)
	December 31,	December 31,
	2019	2019	Valuation Technique
Foreign exchange hedges	$(1)	$(1)	Cash flows approach

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

The majority of the Company’s trade receivables are unsecured. Payment terms for all trade receivables are based on the underlying purchase orders, contracts or purchase agreements. The Company estimates credit losses relating to trade receivables based on an assessment of the current and forecasted probability of collection, historical trends, economic conditions and other significant events that may impact the collectability of accounts receivables. Due to the relatively homogenous nature of its trade receivables, the Company does not believe there is any meaningful asset-specific differences within its accounts receivable portfolio that would require the portfolio to be grouped below the consolidated level for review of credit losses. Credit losses relating to trade receivables have generally been within management expectations and historical trends. Uncollected trade receivables are charged-off when identified by management to be unrecoverable. Trade receivables are presented net of the related allowance for doubtful accounts, which totaled $398 and $361 at December 31, 2020 and 2019, respectively. Additions and write-offs to the Company’s allowance for doubtful accounts during the years ended December 31 are as follows:

	2020	2019
Beginning balance	$361	$430
Additions	60	102
Write-offs	(23)	(171)
Ending balance	$398	$361

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share amounts)

Years Ended December 31, 2020, 2019 and 2018

(h)         Inventories, Net

Inventories are valued principally at the lower of cost, determined using the average cost method, or net realizable value. Costs for raw materials and finished goods include materials, labor and production overhead. A summary of inventories is as follows:

	December 31,	December 31,
	2020	2019
Lime and limestone inventories:
Raw materials	$4,279	$4,546
Finished goods	2,866	1,954
	7,145	6,500
Service parts inventories	8,065	6,888
	$15,210	$13,388

(i)         Property, Plant and Equipment

For major constructed assets, the capitalized cost includes the price paid by the Company for labor and materials plus interest and internal and external project management costs that are directly related to the constructed assets. Machinery and equipment at December 31, 2020 and 2019 included $6,308 and $16,813, respectively, of construction in progress for various capital projects. No interest costs were capitalized for the years ended December 31, 2020 and 2019. At December 31, 2020 and 2019, accounts payable and accrued expenses included $380 and $1,303, respectively, of capitalized costs. Depreciation of property, plant and equipment is being provided for by the straight-line method over estimated useful lives as follows:

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

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share amounts)

Years Ended December 31, 2020, 2019 and 2018

During 2020 and 2019, the Company recognized impairment charges of $1,550 and $930 to adjust the carrying value of certain long-lived assets related to its natural gas interests. Continuing low prices for natural gas and natural gas liquids have reduced the estimates for future economically feasible production from the Company’s drilled wells, resulting in the Company’s determination that the estimated fair value of its natural gas assets was less than their carrying value in each year. Fair value was determined as the present value of the estimated future cash flows of the natural gas interests.

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

(k)         Asset Retirement Obligations

The Company recognizes legal obligations for reclamation and remediation associated with the retirement of long-lived assets at their fair value at the time the obligations are incurred (“AROs”). Over time, the liability for AROs is recorded at its present value each period through accretion expense, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, the Company either settles the AROs for the recorded amount or recognizes a gain or loss. The Company’s AROs of $1,520 and $1,482 as of December 31, 2020 and 2019, respectively, are included in Other liabilities and Accrued expenses on the Company’s Consolidated Balance Sheets. As of December 31, 2020, assets, net of accumulated depreciation, associated with the Company’s AROs totaled $775. During 2020 and 2019, the Company spent $52 and $93, respectively, on its AROs, and recognized accretion expense of $90, $86 and $84 in 2020, 2019 and 2018, respectively, on its AROs.

The AROs were estimated based on studies and the Company’s process knowledge and estimates and are discounted using a credit adjusted risk-free interest rate. The AROs are adjusted when further information warrants an adjustment. The Company estimates annual expenditures of approximately $100 to $200 per year in years 2021 through 2025 relating to its AROs.

(l)          Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2020	2019
Personnel related expenses	$2,340	$1,925
Income taxes	990	—
Other taxes	985	914
Other	1,494	896
	$5,809	$3,735

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

Years Ended December 31, 2020, 2019 and 2018

environmental assessments and/or remedial efforts are probable, and the costs can be reasonably estimated. Generally, the timing of these accruals will coincide with completion of a feasibility study or the Company’s commitment to a formal plan of action.

The Company incurred capital expenditures related to environmental matters of $730 in 2020, $1,156 in 2019 and $1,152 in 2018.

(n)         Income and Dividends Per Share of Common Stock

The following table sets forth the computation of basic and diluted income per common share:

	Years Ended December 31,
	2020	2019	2018
Net income for basic and diluted income per common share	$28,223	$26,056	$19,685
Weighted-average shares for basic income per common share	5,629,425	5,612,048	5,595,384
Effect of dilutive securities:
Employee and director stock options(1)	10,438	9,090	6,993
Adjusted weighted-average shares and assumed exercises for diluted income per common share	5,639,863	5,621,138	5,602,377
Basic net income per common share	$5.01	$4.64	$3.52
Diluted net income per common share	$5.00	$4.64	$3.51
(1)	Excludes 5,550, 8,700 and 9,900 stock options in 2020, 2019 and 2018, respectively, as antidilutive because the exercise price exceeded the average per share market price for the periods presented.

The Company paid $0.64, $5.89 and $0.54 of cash dividends per share of common stock in 2020, 2019 and 2018, respectively. The cash dividends for 2019 included a special dividend of $5.35 per share paid in 2019.

(o)         Stock-Based Compensation

The Company expenses all stock-based payments to employees and directors, including grants of stock options and restricted stock, in the Company’s Consolidated Statements of Income based on their fair values. Compensation cost is recognized on a straight-line basis over the vesting period.

(p)         Derivative Instruments and Hedging Activities

Every derivative instrument is recorded on the Company’s Consolidated Balance Sheets as either an asset or liability measured at its fair value. Changes in the derivative’s fair value are recognized currently in earnings unless specific hedge accounting criteria are met. If the derivative is designated as a cash flow hedge, changes in fair value are recognized in comprehensive income or loss until the hedged item is recognized in earnings. The Company estimated fair value utilizing the cash flows valuation technique. The fair values of derivative contracts that expire in less than one year are recognized as current assets or liabilities. Those that expire in more than one year are recognized as long-term assets or liabilities. See Notes 1(f) and 5.

(q)         Income Taxes

The Company utilizes the asset and liability approach in its reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share amounts)

Years Ended December 31, 2020, 2019 and 2018

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

(r)         Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain changes in assets and liabilities, such as mark-to-market gains or losses of interest rate and foreign exchange hedges, are reported as a separate component of the stockholders’ equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. See Notes 1(p) and 5.

(2) New Accounting Pronouncements

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

Years Ended December 31, 2020, 2019 and 2018

Cash Flow Leverage Ratio is less than 3.00 to 1.00 and no default or event of default exists or would exist after giving effect to such stock repurchase.

The Company had no debt outstanding at December 31, 2020 or 2019. The Company had $400 of letters of credit issued at December 31, 2020, which count as draws against the available commitment under the Revolving Facility.

(4) Leases

The Company has operating leases for the use of equipment, corporate office space, and some of its terminal and distribution facilities. The leases have remaining lease terms of 0 to 8 years, with a weighted-average remaining lease term of 3 years at December 31, 2020. Some operating leases include options to extend the leases for up to 5 years. The Company’s lease calculations include the impact of options to extend when it is reasonably certain the Company will exercise the option. At January 1, 2019, upon implementation of ASU 2016-02, the liability for the Company’s operating leases was discounted to present value using a weighted-average discount rate of 3.5%. The Company used a weighted-average discount rate of 1.2% for leases entered into during 2020. Total lease and rent expense was $1,706, $2,133 and $2,260 for 2020, 2019 and 2018, respectively. The components of net operating lease costs for 2020 and 2019 were as follows (in thousands):

		Year Ended December 31,
	Classification	2020	2019
Operating lease costs (1)	Cost of revenues	$1,552	$1,974
Operating lease costs (1)	Selling, general and administrative expenses	243	230
Rental revenues	Interest and other income, net	(89)	(71)
Net operating lease costs		$1,706	$2,133
(1)	Includes the costs of leases with a term of one year or less.

As of December 31, 2020, future minimum payments under operating leases that were either non-cancelable or subject to significant penalty upon cancellation, including future minimum payments under renewal options that the Company is reasonably certain to exercise, were as follows (in thousands):

2021	$1,130
2022	599
2023	298
2024	173
2025	36
Thereafter	54
Total future minimum lease payments	2,290
Less imputed interest	(73)
Present value of lease liabilities	$2,217

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share amounts)

Years Ended December 31, 2020, 2019 and 2018

Supplemental cash flow information pertaining to the Company’s leasing activity for the years ended December 31, 2020 and 2019 was as follows (in thousands):

	Year Ended December 31,
	2020	2019
Cash payments for operating lease liabilities	$1,486	$1,664
Right-of-use assets obtained in exchange for operating lease obligations	$314	$857

(5) Comprehensive Income

The components of comprehensive income for the years ended December 31 are as follows:

	2020	2019	2018

Net income	$28,223	$26,056	$19,685
Mark to market of foreign exchange hedges	1	16	(128)
Deferred income tax (expense) benefit	—	(4)	29
Comprehensive income	$28,224	$26,068	$19,586

(6) Income Taxes

Income tax expense (benefit) for the years ended December 31 is as follows:

	2020	2019	2018
Current income tax expense (benefit)	$1,537	$(4)	$1,863
Deferred income tax expense	4,312	4,848	20
Income tax expense	$5,849	$4,844	$1,883

A reconciliation of income taxes computed at the federal statutory rate to income tax expense (benefit) for the years ended December 31 is as follows:

	2020		2019		2018
		Percent of		Percent of		Percent of
		Pretax		Pretax		Pretax
	Amount	Income	Amount	Income	Amount	Income
Income taxes computed at the federal statutory rate	$7,155	21.0%	$6,489	21.0%	$4,529	21.0%
(Reduction) increase in taxes resulting from:
Statutory depletion in excess of cost depletion	(1,266)	(3.7)	(1,200)	(3.9)	(1,199)	(5.6)
Research and development tax credits	—	—	(1,155)	(3.7)	(1,775)	(8.2)
State income taxes, net of federal income tax benefit	(262)	(0.8)	155	0.5	178	0.8
Other	222	0.7	555	1.8	150	0.7
Income tax expense	$5,849	17.2%	$4,844	15.7%	$1,883	8.7%

The research and development tax credits in 2019 and 2018 were primarily associated with the construction of the kiln at St. Clair.

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share amounts)

Years Ended December 31, 2020, 2019 and 2018

Components of the Company’s deferred tax liabilities and assets are as follows:

	December 31,	December 31,
	2020	2019
Deferred tax liabilities
Lime and limestone property, plant and equipment	$21,297	$16,928
Operating lease right-of-use assets	513	735
Natural gas interests drilling costs and equipment	519	1,040
	22,329	18,703
Deferred tax assets
Operating lease liabilities	511	728
Other	287	757
	798	1,485
Deferred tax liabilities, net	$21,531	$17,218

Current income taxes are classified on the Company’s Consolidated Balance Sheets as follows:

Prepaid expenses and other current assets	$—	$416
Accrued expenses	$990	$—

The Company had no federal net operating loss carry forwards at December 31, 2020. The Company reduces deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is “more likely than not” that some portion or all of the deferred tax assets will not be realized. Deferred tax assets are considered fully recognizable because of the Company’s recent income history and expectations of income in the future. The Company’s federal income tax returns for the year ended December 31, 2017 and subsequent years remain subject to examination. The Company’s income tax returns in certain state income tax jurisdictions remain subject to examination for various periods for the year ended December 31, 2016 and subsequent years. The Company treats interest and penalties on income tax liabilities as income tax expense.

(7) Employee Retirement Plans

The Company has a contributory retirement (401(k)) savings plans for non-union employees and for union employees of Arkansas Lime Company, Carthage Crushed Limestone, and Texas Lime Company. Company contributions to these plans were $282, $259 and $251 in 2020, 2019 and 2018, respectively.

(8) Stock-Based Compensation

The Company has a long-term incentive plan, the Amended and Restated 2001 Long-Term Incentive Plan (the “2001 Plan”). The 2001 Plan provides for stock options, restricted stock and dollar-denominated cash awards, including performance-based awards. In addition to stock options, restricted stock and cash awards, the 2001 Plan provides for the grant of stock appreciation rights, deferred stock and other stock-based awards to directors, officers, employees and consultants.

The number of shares of common stock that may be subject to outstanding awards granted under the 2001 Plan (determined immediately after the grant of any award) may not exceed 874,589 from the inception of the 2001 Plan. In addition, no individual may receive awards in any one calendar year of more than 100,000 shares of common stock. Stock options granted under the 2001 Plan expire ten years from the date of grant and generally become exercisable, or vest, immediately. Restricted stock generally vests over periods of one-half to three years. Upon the exercise of stock

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share amounts)

Years Ended December 31, 2020, 2019 and 2018

options, the Company issues common stock from its non-issued authorized or treasury shares that have been reserved for issuance pursuant to the 2001 Plan. At December 31, 2020, the number of shares of common stock remaining available for future grants of stock options, restricted stock or other forms of stock-based compensation under the 2001 Plan was 120,677.

The Company recorded $1,915, $1,524 and $1,489 for stock-based compensation expense related to stock options and shares of restricted stock for 2020, 2019 and 2018, respectively. The amounts included in cost of revenues were $312, $170 and $154 and in selling, general and administrative expense were $1,603, $1,354, and $1,335, for 2020, 2019 and 2018, respectively.

A summary of the Company’s stock option and restricted stock activity and related information for the year ended December 31, 2020 and certain other information for the years ended December 31, 2020, 2019 and 2018 are as follows:

		Weighted-			Weighted-
		Average	Aggregate		Average
	Stock	Exercise	Intrinsic	Restricted	Grant-Date
	Options	Price	Value	Stock	Fair Value
Outstanding (stock options); non-vested (restricted stock) at December 31, 2019	68,200	$68.81	$1,466	18,470	$84.26
Granted	9,900	105.28	86	18,823	103.99
Exercised (stock options); vested (restricted stock)	(32,000)	66.88	1,128	(18,618)	86.57
Forfeited	—	—	—	(154)	81.93
Outstanding (stock options); non-vested (restricted stock) at December 31, 2020	46,100	$77.98	$1,661	18,521	$103.10
Exercisable at December 31, 2020	46,100	$77.98	$1,661	n/a	n/a

	2020	2019	2018
Weighted-average fair value of stock options granted during the year	$31.30	$20.47	$17.74
Weighted-average remaining contractual life for stock options in years	6.74	6.64	6.87
Total fair value of stock options vested during the year	$310	$203	$176
Total intrinsic value of stock options exercised during the year	$1,128	$57	$447
Total fair value of restricted stock vested during the year	$1,612	$1,303	$1,327

There were no non-vested stock options at December 31, 2020, and the weighted-average remaining contractual life of the outstanding and exercisable stock options at such date was 6.74 years. The total compensation cost not yet recognized for restricted stock at December 31, 2020 was $1,699, which will be recognized over the weighted average of 1.07 years.

The fair value for the stock options was estimated at the date of grant using a lattice-based option valuation model, with the following weighted-average assumptions for the 2020, 2019 and 2018 grants: risk-free interest rates of 0.37% to 0.53% (weighted average 0.42%) in 2020, 1.69% to 2.33% (weighted average 1.89%) in 2019 and 2.51% to 2.80% (weighted average 2.59%) in 2018; a dividend yield of 0.56% to 0.80% (weighted average 0.64%) in 2020, 0.60% to 0.67% (weighted average 0.62%) in 2019 and 0.73% to 0.76% (weighted average of 0.75%) in 2018; and a volatility factor of .346 to .356 (weighted average .354) in 2020, .244 to .247 (weighted average .245) in 2019 and .249 to .256 (weighted average .250) in 2018, based on the monthly per-share closing prices for three years preceding the date of

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share amounts)

Years Ended December 31, 2020, 2019 and 2018

issuance. In addition, the fair value of these options was estimated based on an expected life of three to five years. The fair value of restricted stock is based on the closing per-share price of the Company’s common stock on the date of grant.

(9) Share Repurchases

The Company accounts for the repurchase of common stock using the cost method, with common stock in treasury classified in the Company’s Consolidated Balance Sheets as a reduction in stockholders’ equity.  In December 2015, the Company commenced a publicly announced share repurchase program to repurchase up to $10,000 of its common stock.  On November 30, 2019, the repurchase program expired.  No shares were repurchased under the program in 2019 or 2018.

During 2020, pursuant to provisions in the 2001 Plan that allow employees and directors to pay the tax withholding liability upon the lapse of restrictions on restricted stock in either cash and/or delivery of shares of the Company’s common stock, the Company repurchased 5,622 shares at a weighted-average price of $99.08 per share.

(10) Commitments and Contingencies

The Company is party to lawsuits and claims arising in the normal course of business, none of which, in the opinion of management, is expected to have a material adverse effect on the Company’s financial condition, results of operations, cash flows or competitive position.

The Company is not contractually committed to any planned capital expenditures until actual orders are placed for equipment or services. At December 31, 2020, the Company had $5,019 for open equipment and construction contracts.

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

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share amounts)

Years Ended December 31, 2020, 2019 and 2018

Operating results and certain other financial data for the years ended December 31, 2020, 2019 and 2018 for the Company’s Lime and Limestone Operations segment and Other are as follows:

Revenues	2020	2019	2018
Lime and limestone operations	$159,707	$156,981	$141,922
Other	997	1,296	2,513
Total revenues	$160,704	$158,277	$144,435
Depreciation, depletion and amortization
Lime and limestone operations	$18,664	$16,432	$16,741
Other	715	962	650
Total depreciation, depletion and amortization	$19,379	$17,394	$17,391
Gross profit (loss)
Lime and limestone operations	$47,983	$42,043	$29,482
Other	(396)	(367)	1,004
Total gross profit	$47,587	$41,676	$30,486
Operating profit (loss)
Lime and limestone operations	$35,815	$30,543	$18,998
Other	(1,946)	(1,297)	1,004
Total operating profit	$33,869	$29,246	$20,002
Identifiable assets, at period end
Lime and limestone operations	$190,946	$185,657	$169,182
Other	88,152	61,380	75,489
Total identifiable assets	$279,098	$247,037	$244,671
Capital expenditures
Lime and limestone operations	$17,133	$27,100	$53,762
Other	—	—	—
Total capital expenditures	$17,133	$27,100	$53,762

(1)	Other Operating profit for the years ended December 31, 2020 and 2019 were adversely impacted by impairment charges of $1,550 and $930, respectively, to adjust the carrying value of long-lived assets related to the Company’s natural gas interests.

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share amounts)

Years Ended December 31, 2020, 2019 and 2018

(12) Summary of Quarterly Financial Data (unaudited)

	2020
	March 31,	June 30,	September 30,	December 31,
Revenues
Lime and limestone operations	$38,214	$37,362	$43,473	$40,658
Other	226	185	254	332
	$38,440	$37,547	$43,727	$40,990
Gross profit
Lime and limestone operations	$10,039	$10,507	$14,256	$13,181
Other	(162)	(150)	(74)	(10)
	$9,877	$10,357	$14,182	$13,171

Net income	$5,544	$6,101	$9,324	$7,254
Basic income per common share	$0.99	$1.08	$1.66	$1.29
Diluted income per common share	$0.98	$1.08	$1.65	$1.28

	2019
	March 31,	June 30,	September 30,	December 31,
Revenues
Lime and limestone operations	$37,465	$38,581	$43,265	$37,670
Other	334	373	294	295
	$37,799	$38,954	$43,559	$37,965
Gross profit
Lime and limestone operations	$8,686	$9,690	$13,477	$10,190
Other	7	37	6	(417)
	$8,693	$9,727	$13,483	$9,773
Net income	$5,128	$6,033	$9,902	$4,993
Basic income per common share	$0.91	$1.07	$1.76	$0.89
Diluted income per common share	$0.91	$1.07	$1.76	$0.89

(13) Subsequent Event

On January 29, 2021, the Company declared its regular quarterly cash dividend of $0.16 (16 cents) per share on the Company’s common stock. This dividend is payable on March 12, 2021 to shareholders of record at the close of business on February 19, 2021.

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

As of December 31, 2020, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in the 2013 “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information appearing under “Election of Directors,” “Information About Our Nominees for Director,” “Information About Our Executive Officers Who Are Not Directors,” and “Corporate Governance” in the definitive Proxy Statement for the Company’s 2021 Annual Meeting of Shareholders (the “2021 Proxy Statement”) is hereby incorporated by reference in answer to this Item 10. The Company anticipates that it will file the 2021 Proxy Statement with the SEC on or before April 30, 2021.

ITEM 11. EXECUTIVE COMPENSATION.

The information appearing under “Executive Compensation” and “Compensation of Directors” in the 2021 Proxy Statement is hereby incorporated by reference in answer to this Item 11.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information appearing under “Voting Securities and Principal Shareholder,” “Shareholdings of Company Directors and Executive Officers” and “Executive Compensation” in the 2021 Proxy Statement is hereby incorporated by reference in answer to this Item 12.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information appearing under “Voting Securities and Principal Shareholder” and “Corporate Governance” in the 2021 Proxy Statement is hereby incorporated by reference in answer to this Item 13.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information appearing under “Independent Auditors” in the 2021 Proxy Statement is hereby incorporated by reference in answer to this Item 14.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	1. The following financial statements are included in Item 8:

Reports of Independent Registered Public Accounting Firm
Consolidated Financial Statements:
Consolidated Balance Sheets as of December 31, 2020 and 2019;
Consolidated Statements of Income for the Years Ended December 31, 2020, 2019 and 2018;
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2020, 2019 and 2018;
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2020, 2019 and 2018;
Consolidated Statements of Cash Flows for the Years Ended December 31, 2020, 2019 and 2018; and
Notes to Consolidated Financial Statements.
2.	All financial statement schedules are omitted because they are not applicable or are immaterial or the required information is presented in the consolidated financial statements or the related notes.

(b)Exhibits

The Exhibit Index set forth below is incorporated by reference in response to this Item.

EXHIBIT INDEX

3.1

Articles of Amendment to the Articles of Incorporation of Scottish Heritable, Inc. dated as of January 25, 1994 (incorporated by reference to Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993, File Number 000-04197).

3.2

Restated Articles of Incorporation of the Company dated as of May 14, 1990 (incorporated by reference to Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993, File Number 000-04197).

3.3

Amended and Restated Bylaws of United States Lime & Minerals, Inc. as of March 8, 2018 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 12, 2018, File Number 000-04197).

4.1	Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934, as Amended.

10.1.1

Form of stock option grant agreement under the United States Lime & Minerals, Inc. 2001 Long-Term Incentive Plan, as Amended and Restated (incorporated by reference to Exhibit 10.2.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, File Number 000-04197).

10.1.2

Form of restricted stock grant agreement under the United States Lime & Minerals, Inc. 2001 Long-Term Incentive Plan, as Amended and Restated (incorporated by reference to Exhibit 10.2.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, File Number 000-04197).

10.1.3

United States Lime & Minerals, Inc. 2001 Long-Term Incentive Plan, as Amended and Restated (incorporated by reference to Exhibit A to the Company’s definitive Proxy Statement for its Annual Meeting of Shareholders held on May 3, 2019, File Number 000-04197).

10.2.1

Employment Agreement effective as of January 1, 2015 between United States Lime & Minerals, Inc. and Timothy W. Byrne, including Cash Performance Bonus Award Agreement dated as of January 1, 2015 between United States Lime and Minerals, Inc. and Timothy W. Byrne, set forth as Exhibit A thereto (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, File Number 000-04197).

10.2.2

Employment Agreement effective as of January 1, 2020 between United States Lime & Minerals, Inc. and Timothy W. Byrne, including Cash Performance Bonus Award Agreement dated as of January 1, 2020 between United States Lime and Minerals, Inc. and Timothy W. Byrne, set forth as Exhibit A thereto (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, File Number 000-04197).

10.3

Credit Agreement dated as of August 25, 2004 among United States Lime & Minerals, Inc., each Lender from time to time a party thereto, and Wells Fargo Bank, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 31, 2004, File Number 000-04197).

10.4

Security Agreement dated as of August 25, 2004 among United States Lime & Minerals, Inc., Arkansas Lime Company, Colorado Lime Company, Texas Lime Company and U. S. Lime Company—Houston, in favor of Wells Fargo Bank, N. A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 31, 2004, File Number 000-4197).

10.5

Second Amendment to Credit Agreement dated as of October 19, 2005 among United States Lime & Minerals, Inc., each Lender from time to time a party thereto, and Wells Fargo Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 20, 2005, File Number 000-04197).

10.6

Amended and Restated Confirmation dated October 14, 2005 entered into by and between United States Lime & Minerals, Inc. and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated October 20, 2005, File Number 000-04197).

10.7

Third Amendment to Credit Agreement dated as of March 30, 2007 among United States Lime & Minerals, Inc., each Lender from time to time a party thereto, and Wells Fargo Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 30, 2007, File Number 000-04197).

10.8

Fourth Amendment to Credit Agreement dated as of June 1, 2010 among United States Lime & Minerals, Inc., each Lender from time to time a party thereto, and Wells Fargo Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 1, 2010, File Number 000-04197).

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

10.13

Ninth Amendment to Credit Agreement dated as of November 21, 2019, among United States Lime & Minerals, Inc., each lender from time to time a party thereto, and Wells Fargo Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, File Number 000-4197).

21.1	Subsidiaries of the Company.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer.

32.1	Section 1350 Certification by Chief Executive Officer.

32.2	Section 1350 Certification by Chief Financial Officer.

95.1	Mine Safety Disclosures.

101	Interactive Data Files (formatted as Inline XBRL).

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

Exhibits 10.1.1 through 10.2.2 are management contracts or compensatory plans or arrangements required to be filed as exhibits.

ITEM 16. FORM 10-K SUMMARY.

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED STATES LIME & MINERALS, INC.

Date: February 26, 2021	By:	/s/ Timothy W. Byrne
Timothy W. Byrne,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: February 26, 2021	By:	/s/ Timothy W. Byrne
Timothy W. Byrne,
President, Chief Executive Officer, and Director (Principal Executive Officer)

Date: February 26, 2021	By:	/s/ Michael L. Wiedemer
Michael L. Wiedemer,
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: February 26, 2021	By:	/s/ Antoine M. Doumet
Antoine M. Doumet,
Director and Chairman of the Board

Date: February 26, 2021	By:	/s/ Richard W. Cardin
Richard W. Cardin,
Director

Date: February 26, 2021	By:	/s/ Ray M. Harlin
Ray M. Harlin
Director

Date: February 26, 2021	By:	/s/ Billy R. Hughes
Billy R. Hughes,
Director

Date: February 26, 2021	By:	/s/ Edward A. Odishaw
Edward A. Odishaw,
Director and Vice Chairman of the Board