Form 10-Q
period 2021-03-31
UNITED STATES LIME & MINERALS INC
filed 2021-04-29
CIK 82020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: As of April 28, 2021, 5,655,321 shares of common stock, $0.10 par value, were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

(Unaudited)

	March 31,	December 31,
	2021	2020
ASSETS
Current assets
Cash and cash equivalents	$89,651	$83,562
Trade receivables, net	23,957	22,979
Inventories, net	15,409	15,210
Prepaid expenses and other current assets	2,428	2,245
Total current assets	131,445	123,996
Property, plant and equipment	392,631	388,200
Less accumulated depreciation and depletion	(240,993)	(235,739)
Property, plant and equipment, net	151,638	152,461
Operating lease right-of-use assets	1,929	2,226
Other assets, net	398	415
Total assets	$285,410	$279,098
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$5,675	$4,592
Current portion of operating lease liabilities	1,073	1,187
Accrued expenses	3,995	5,809
Total current liabilities	10,743	11,588
Deferred tax liabilities, net	22,271	21,531
Operating lease liabilities, excluding current portion	858	1,030
Other liabilities	1,768	1,757
Total liabilities	35,640	35,906
Stockholders’ equity
Common stock	667	666
Additional paid-in capital	30,003	29,457
Accumulated other comprehensive loss	—	—
Retained earnings	274,312	268,186
Less treasury stock, at cost	(55,212)	(55,117)
Total stockholders’ equity	249,770	243,192
Total liabilities and stockholders’ equity	$285,410	$279,098

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2021		2020
Revenues	$41,674	100.0%	$38,440	100.0%
Cost of revenues
Labor and other operating expenses	24,593	59.0%	23,962	62.3%
Depreciation, depletion and amortization	5,276	12.7%	4,601	12.0%
	29,869	71.7%	28,563	74.3%
Gross profit	11,805	28.3%	9,877	25.7%
Selling, general and administrative expenses	3,067	7.4%	3,219	8.4%
Operating profit	8,738	20.9%	6,658	17.3%
Other expense (income)
Interest expense	62	0.1%	62	0.2%
Interest and other income, net	(34)	(0.1)%	(247)	(0.7)%
	28	0.0%	(185)	(0.5)%
Income before income tax expense	8,710	20.9%	6,843	17.8%
Income tax expense	1,679	4.0%	1,299	3.4%
Net income	$7,031	16.9%	$5,544	14.4%
Net income per share of common stock
Basic	$1.24		$0.99
Diluted	$1.24		$0.98

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in thousands)

(Unaudited)

	Three Months Ended March 31,

	2021	2020
Net income	$7,031	$5,544
Other comprehensive loss
Mark to market of foreign exchange hedges, net of tax benefit of $2 for the 2020 period	—	(6)
Total other comprehensive loss	—	(6)
Comprehensive income	$7,031	$5,538

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(dollars in thousands)

(Unaudited)

				Accumulated
	Common Stock		Additional	Other
	Shares		Paid-In	Comprehensive	Retained	Treasury
	Outstanding	Amount	Capital	Loss	Earnings	Stock	Total
Balances at December 31, 2020	5,648,084	$666	$29,457	$—	$268,186	$(55,117)	$243,192
Stock options exercised	3,310	—	—	—	—	—	—
Stock-based compensation	2,685	1	546	—	—	—	547
Treasury shares purchased	(743)	—	—	—	—	(95)	(95)
Cash dividends paid	—	—	—	—	(905)	—	(905)
Net income	—	—	—	—	7,031	—	7,031
Comprehensive income	—	—	—	—	7,031	—	7,031
Balances at March 31, 2021	5,653,336	$667	$30,003	$—	$274,312	$(55,212)	$249,770

				Accumulated
	Common Stock		Additional	Other
	Shares		Paid-In	Comprehensive	Retained	Treasury
	Outstanding	Amount	Capital	Loss	Earnings	Stock	Total
Balances at December 31, 2019	5,622,826	$663	$27,464	$(1)	$243,566	$(54,560)	$217,132
Stock options exercised	2,000	—	81	—	—	—	81
Stock-based compensation	3,063	1	378	—	—	—	379
Treasury shares purchased	(704)	—	—	—	—	(64)	(64)
Cash dividends paid	—	—	—	—	(899)	—	(899)
Net income	—	—	—	—	5,544	—	5,544
Mark to market of foreign exchange hedges, net of $2 tax benefit	—	—	—	(6)	—	—	(6)
Comprehensive (loss) income	—	—	—	(6)	5,544	—	5,538
Balances at March 31, 2020	5,627,185	$664	$27,923	$(7)	$248,211	$(54,624)	$222,167

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
OPERATING ACTIVITIES:
Net income	$7,031	$5,544
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	5,341	4,655
Amortization of deferred financing costs	2	2
Deferred income taxes	750	990
Loss (gain) on disposition of property, plant and equipment	3	(13)
Stock-based compensation	547	379
Changes in operating assets and liabilities:
Trade receivables, net	(978)	(200)
Inventories, net	(199)	(146)
Prepaid expenses and other current assets	(183)	249
Other assets	16	14
Accounts payable and accrued expenses	(719)	21
Other liabilities	11	13
Net cash provided by operating activities	11,622	11,508
INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(4,543)	(6,106)
Proceeds from sale of property, plant and equipment	10	16
Net cash used in investing activities	(4,533)	(6,090)
FINANCING ACTIVITIES:
Cash dividends paid	(905)	(899)
Proceeds from exercise of stock options	—	81
Purchase of treasury shares	(95)	(64)
Net cash used in financing activities	(1,000)	(882)
Net increase in cash and cash equivalents	6,089	4,536
Cash and cash equivalents at beginning of period	83,562	54,260
Cash and cash equivalents at end of period	$89,651	$58,796

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by United States Lime & Minerals, Inc. (the “Company”) without independent audit. In the opinion of the Company’s management, all adjustments of a normal and recurring nature necessary to present fairly the financial position, results of operations, comprehensive income and cash flows for the periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2020. The results of operations for the three-month period ended March 31, 2021 are not necessarily indicative of operating results for the full year.

On July 1, 2020, the Company acquired 100% of the equity interest of Carthage Crushed Limestone (“Carthage”), a limestone mining and production company located in Carthage, Missouri, for $8.4 million cash, subject to adjustment for working capital balances acquired. Carthage produces aggregate and pulverized limestone products that are used primarily in the agricultural, construction, roofing, and industrial industries. Carthage contributed $2.2 million of revenues in the three-months ended March 31, 2021, which are included in the condensed consolidated statements of operations.

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

3. Accounting Policies

Revenue Recognition. The Company recognizes revenue for its lime and limestone operations when (i) a contract with the customer exists and the performance obligations are identified; (ii) the price has been established; and (iii) the performance obligations have been satisfied, which is generally upon shipment. The Company’s returns and allowances are minimal. Revenues include external freight billed to customers with related costs accounted for as fulfillment costs and included in cost of revenues. External freight billed to customers in each of the first quarters 2021 and 2020 revenues was $7.8 million and $6.9 million, respectively, which approximates the amount of external freight included in cost of revenues. Sales taxes billed to customers are not included in revenues. For its natural gas interests, the Company recognizes revenue in the month of production and delivery.

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

Fair Values of Financial Instruments. Fair value is defined as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” The Company uses a three-tier fair value hierarchy, which classifies the inputs used in measuring fair values, in determining the fair value of its financial assets and liabilities.  These tiers include:  Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets; Level 2, defined as observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.  Specific inputs used to value the Company’s foreign exchange (“FX”) hedges were Euro to U.S. Dollar exchange rates for the expected future payment dates for the Company’s commitments denominated in Euros. The last of these foreign exchange hedges expired in April 2020. See Note 6 to the condensed consolidated financial statements. There were no changes in the methods and assumptions used in measuring fair value during the period.

4. Business Segment

The Company has identified one reportable segment based on the distinctness of the Company’s activities and products: lime and limestone operations. All operations are in the United States. In evaluating the operating results of the Company, management primarily reviews revenues, gross profit and operating profit from the lime and limestone operations. Operating profit from its lime and limestone operations includes all of the Company’s selling, general and administrative costs. The Company does not allocate interest expense and interest and other income (expense), net to its lime and limestone operations. Other revenues, gross profit and operating profit in the Company’s segment disclosures include the Company’s natural gas interest. Other identifiable assets include assets related to its natural gas interests, unallocated corporate assets and cash items.

The following table sets forth operating results and certain other financial data for the Company’s lime and limestone operations segment and other (in thousands):

	Three Months Ended March 31,
Revenues	2021	2020
Lime and limestone operations	$41,356	$38,214
Other	318	226
Total revenues	$41,674	$38,440
Depreciation, depletion and amortization
Lime and limestone operations	$5,137	$4,413
Other	139	188
Total depreciation, depletion and amortization	$5,276	$4,601
Gross profit (loss)
Lime and limestone operations	$11,804	$10,039
Other	1	(162)
Total gross profit	$11,805	$9,877
Operating profit (loss)
Lime and limestone operations	$8,737	$6,820
Other	1	(162)
Total operating profit	$8,738	$6,658
Identifiable assets, at period end
Lime and limestone operations	$191,419	$186,702
Other	93,991	65,165
Total identifiable assets	$285,410	$251,867
Capital expenditures
Lime and limestone operations	$4,543	$6,106
Other	—	—
Total capital expenditures	$4,543	$6,106

5. Income Per Share of Common Stock

At March 31, 2021, the Company had 15,000,000 shares of common stock authorized and 5,653,336 shares outstanding. On April 30, 2021, shareholders will vote at the Company’s 2021 Annual Meeting of Shareholders on a proposal to increase the number of authorized shares of common stock to 30,000,000.

The following table sets forth the computation of basic and diluted income per common share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2021	2020
Net income for basic and diluted income per common share	$7,031	$5,544
Weighted-average shares for basic income per common share	5,651	5,624
Effect of dilutive securities:
Employee and director stock options(1)	13	10
Adjusted weighted-average shares and assumed exercises for diluted income per common share	5,664	5,634
Basic net income per common share	$1.24	$0.99
Diluted net income per common share	$1.24	$0.98
(1)	Excludes 0 and 8 stock options for the three months ended March 31, 2021 and 2020, respectively, as anti-dilutive because the exercise price exceeded the average per share market price for the period.

6. Accumulated Other Comprehensive Income

The following table presents the components of comprehensive income (in thousands):

	Three Months Ended March 31,
	2021	2020
Net income	$7,031	$5,544
Mark to market of foreign exchange hedges	—	(8)
Deferred income tax benefit	—	2
Comprehensive income	$7,031	$5,538

In May 2018, to hedge against potential losses due to changes in the Euro to U.S. Dollar exchange rates, the Company entered into FX hedges with a counterparty to the FX hedges to fix the exchange rates. The last of the FX hedges expired in April 2020. The FX hedges were effective as defined under applicable accounting rules. Therefore, changes in the fair value of the FX hedges were reflected in comprehensive income.

7. Trade Receivables, Net

Additions, adjustments and write-offs to the Company’s allowance for credit losses for the three months ended March 31, 2021 and 2020 were as follows (in thousands):

	March 31,
	2021	2020
Beginning balance	$398	$361
Additions	—	39
Adjustment for expected credit loss factors	(14)	—
Write-offs	—	—
Ending balance	$384	$400

8. Inventories, Net

Inventories are valued principally at the lower of cost, determined using the average cost method, or market. Costs for raw materials and finished goods include materials, labor, and production overhead. Inventories, net consisted of the following (in thousands):

	March 31,	December 31,
	2021	2020
Lime and limestone inventories:
Raw materials	$4,495	$4,279
Finished goods	2,713	2,866
	7,208	7,145
Service parts inventories	8,201	8,065
	$15,409	$15,210

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

As of March 31, 2021, the Company had no debt outstanding and no draws on the Revolving Facility other than $0.4 million of letters of credit, which count as draws against the available commitment under the Revolving Facility.

10. Leases

The Company has operating leases for the use of equipment, corporate office space, and some of its terminal and distribution facilities. The leases have remaining lease terms of 1 to 7 years, with a weighted-average remaining lease term of 2 years at March 31, 2021 and 3 at December 31, 2020. Some operating leases include options to extend the leases for up to 5 years. The liability for the Company’s operating leases was discounted to present value using a weighted-average discount rate of 3.4% at each of March 31, 2021 and March 31, 2020.

The components of lease costs for the three months ended March 31, 2021 and 2020 were as follows (in thousands):

		Three Months Ended March 31,
	Classification	2021	2020
Operating lease costs (1)	Cost of revenues	$385	$385
Operating lease costs (1)	Selling, general and administrative expenses	65	56
Rental revenues	Interest and other income, net	(21)	(27)
Net operating lease costs		$429	$414
(1)	Includes the costs of leases with a term of 12 months or less.

As of March 31, 2021, future minimum payments under operating leases that were either non-cancelable or subject to significant penalty upon cancellation, including future minimum payments under renewal options that the Company is reasonably certain to exercise, were as follows (in thousands):

2021 (excluding the three months ended March 31, 2021)	$873
2022	590
2023	258
2024	186
2025	36
Thereafter	54
Total future minimum lease payments	1,997
Less imputed interest	(66)
Present value of lease liabilities	$1,931

Supplemental cash flow information pertaining to the Company’s leasing activity for the three months ended March 31, 2021 and 2020 is as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Cash payments for operating lease liabilities	$345	$447
Right-of-use assets obtained in exchange for operating lease obligations	$11	$—

11. Income Taxes

The Company has estimated that its effective income tax rate for 2021 will be 19.3%. The primary reason for the effective income tax rate being below the federal statutory rate is due to statutory depletion, which is allowed for income tax purposes and is a permanent difference between net income for financial reporting purposes and taxable income.

12. Dividends

On March 12, 2021, the Company paid $0.9 million in cash dividends, based on a dividend of $0.16 per share of its common stock, to shareholders of record at the close of business on February 19, 2021.

13. Subsequent Event

On April 28, 2021, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.16 per share on the Company’s common stock. This dividend is payable on June 11, 2021 to shareholders of record at the close of business on May 21, 2021.

ITEM 2:     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements. Any statements contained in this Report that are not statements of historical fact are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements in this Report, including without limitation statements relating to the Company’s plans, strategies, objectives, expectations, intentions, and adequacy of resources, are identified by such words as “will,” “could,” “should,” “would,” “believe,” “possible,” “potential,” “expect,” “intend,” “plan,” “schedule,” “estimate,” “anticipate” and “project.” The Company undertakes no obligation to publicly update or revise any forward-looking statements. The Company cautions that forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from expectations, including without limitation the following: (i) the Company’s plans, strategies, objectives, expectations, and intentions are subject to change at any time at the Company’s discretion; (ii) the Company’s plans and results of operations will be affected by its ability to maintain and increase its revenues and manage its growth; (iii) the Company’s ability to meet short-term and long-term liquidity demands, including meeting the Company’s operating and capital needs, including possible acquisitions and paying dividends, and conditions in the credit and equity markets, including the ability of the Company’s customers to meet their obligations; (iv) interruptions to operations and increased expenses at the Company’s facilities resulting from changes in mining methods or conditions, variability of chemical or physical properties of the Company’s limestone and its impact on process equipment and product quality, inclement weather conditions, natural disasters, accidents, IT systems failures or disruptions, including due to cyber-security incidents or ransomware attacks, utility disruptions, or regulatory requirements; (v) volatile coal, petroleum coke, diesel, natural gas, electricity, transportation and freight costs and the consistent availability of trucks, truck drivers and rail cars to deliver the Company’s products to its customers and solid fuels to its plants on a timely basis at competitive prices; (vi) unanticipated delays or cost overruns in completing modernization and expansion and development projects; (vii) the Company’s ability to expand its lime and limestone operations through projects and acquisitions of businesses with related or similar operations, including the Carthage acquisition, and the Company’s ability to obtain any required financing for such projects and acquisitions, and to sell any resulting increased production at acceptable prices; (viii) inadequate demand and/or prices for the Company’s lime and limestone products due to increased competition from competitors, increasing competition for certain customer accounts, conditions in the U.S. economy, recessionary pressures in, and the impact of government policies on, particular industries, including oil and gas services, utility plants, steel, construction, and industrial, effects of governmental fiscal and budgetary constraints, including the level of highway construction and infrastructure funding, changes to tax law, legislative impasses, extended governmental shutdowns, trade wars, tariffs, economic and regulatory uncertainties under state governments and the United States Administration and Congress, and inability to continue to maintain or increase prices for the Company’s products, including passing through the increased costs of transportation; (ix) ongoing and possible new regulations, investigations, enforcement actions and costs, legal expenses, penalties, fines, assessments, litigation, judgments and settlements, taxes and disruptions and limitations of operations, including those related to climate change, health and safety, and other environmental, social, governance, and sustainability considerations, and those that could impact the Company’s ability to continue or renew its operating permits or successfully secure new permits in connection with its modernization and expansion and development projects; (xi) estimates of reserves and remaining lives of reserves; (xii) the ongoing impact of the novel coronavirus (“COVID-19”) pandemic, including decreased demand, lower prices, and increased costs, and the risk of non-compliance with health and safety protocols and social distancing guidelines, on the Company’s financial condition, results of operations, cash flows, and competitive position; (xiii) the impact of social or political unrest; (xiv) risks relating to mine safety, and reclamation and remediation; and (xv) other risks and uncertainties set forth in this Report or indicated from time to time in the Company’s filings with the Securities and Exchange Commission (the “SEC”), including the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

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

On July 1, 2020, we acquired Carthage Crushed Limestone (“Carthage”), a limestone mining and production company located in Carthage, Missouri, for $8.4 million cash, subject to adjustment for working capital balances acquired. Carthage provides aggregate and pulverized limestone products that are used primarily in the agricultural, construction, roofing, and industrial industries. Carthage contributed $2.2 million to our revenues for the three months ended March 31, 2021.

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

Revenues increased 8.4% in the first quarter 2021, compared to the first quarter 2020. Carthage contributed $2.2 million to the Company’s revenues for the first quarter 2021. The increase in our lime and limestone revenues in the first quarter 2021 resulted primarily due to the addition of limestone sales by Carthage to agriculture and roofing customers, and increased sales to the Company’s construction customers, partially offset by decreased demand from the Company’s oil and gas services customers. First quarter 2021 revenues were also favorably impacted by increases in the average selling prices for our lime and limestone products.

Gross profit increased 19.5% in the first quarter 2021, compared to the first quarter 2020. The increase in gross profit in the first quarter 2021, compared to the first quarter 2020, resulted primarily from the increased revenues discussed above and increased operating efficiencies.

Federal, state, and local governmental restrictions in response to the COVID-19 pandemic have continued to impact general business activities in the markets for our lime and limestone products. While vaccination programs are having a positive effect on the resumption of normal business activities, the COVID-19 pandemic is ongoing, and its magnitude and continuing effects remain uncertain, and COVID-19 could have a material adverse effect on our financial condition, results of operations, cash flows and competitive position.

In February 2021, the southern United States experienced severe winter storms which interrupted transportation, commerce, and utility services in the affected areas, including the delivery of electricity and natural gas to our plants. While our operations were briefly curtailed, our plants did not sustain any significant damage from the storms.

At our upcoming 2021 Annual Meeting of Shareholders, shareholders will vote on a proposal to increase the number of authorized shares of common stock from 15,000,000 to 30,000,000. If the proposal is approved by the shareholders, possible uses of the additional shares of common stock include, without limitation, future stock splits, stock dividends, rights offerings, acquiring other companies, businesses or products in exchange for shares of common stock, attracting and retaining employees by the issuance of additional securities under our Amended and Restated 2001 Long-Term Incentive Plan and any future equity compensation plans, issuance of securities underlying shares convertible into common stock, and other transactions and corporate purposes for which the board deems it in the best interests of the Company and its shareholders.

Liquidity and Capital Resources.

Net cash provided by operating activities was $11.6 million in the first quarter 2021, compared to $11.5 million in the first quarter 2020, an increase of $0.1 million, or 1.0%. Our net cash provided by operating activities is composed of net income, depreciation, depletion and amortization (“DD&A”), deferred income taxes, other non-cash items included in net income and changes in working capital. In the first quarter 2021, net cash provided by operating activities was principally composed of $7.0 million net income, $5.3 million DD&A, $0.8 million deferred income taxes, $0.5 million stock-based compensation, and a $2.1 million decrease from changes in operating assets and liabilities. Changes in operating assets and liabilities in the first quarter 2021 included an increase of $1.0 million in trade receivables, net, and a decrease of $0.7 million in accounts payable and accrued expenses. In the first quarter 2020, net cash provided by operating activities was principally composed of $5.5 million net income, $4.7 million DD&A, $1.0 million deferred income taxes, $0.4 million stock-based compensation, and a $49 thousand decrease from changes in operating assets and liabilities. Changes in operating assets and liabilities in the first quarter 2020 included an increase of $0.2 million in trade receivables, net, and a decrease of $0.2 million in prepaid expenses and other assets.

We had $4.5 million in capital expenditures in the first quarter 2021, compared to $6.1 million in the first quarter 2020. Net cash used in financing activities was $1.0 million in the first quarter 2021, compared to $0.9 million in the first quarter 2020, consisting primarily of cash dividends paid in each period.

Cash and cash equivalents increased $6.1 million to $89.7 million at March 31, 2021, from $83.6 million at December 31, 2020.

We are not committed to any planned capital expenditures until actual orders are placed for equipment. As of March 31, 2021, we had commitments for open purchase orders totaling $5.0 million for the purchase of capital equipment.

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

At March 31, 2021, we had no debt outstanding and no draws on the Revolving Facility other than $0.4 million of letters of credit which count as draws against the available commitment under the Revolving Facility. We believe that, absent a significant acquisition, cash on hand and cash flows from operations will be sufficient to meet our operating needs, ongoing capital needs, including current and possible future modernization, expansion, and development projects, and liquidity needs and allow us to pay regular quarterly cash dividends for the near future.

Results of Operations.

Revenues in the first quarter 2021 were $41.7 million, compared to $38.4 million in the first quarter 2020, an increase of $3.2 million, or 8.4%. Revenues from our lime and limestone operations in the first quarter 2021 increased $3.1 million, or 8.2%, to $41.4 million from $38.2 million in the first quarter 2020. The increase in lime and limestone revenues in the first quarter 2021 resulted primarily from a 6.8% increase in sales volumes of the Company’s lime and limestone products discussed above and a 1.4% increase in the average selling prices for our lime and limestone products. Revenues also included $0.3 million and $0.2 million in the first quarters 2021 and 2020, respectively, from our natural gas interests.

Gross profit was $11.8 million in the first quarter 2021 compared to $9.9 million in the first quarter 2020, an increase of $1.9 million, or 19.5%. Gross profit from our lime and limestone operations in the first quarter 2021 was $11.8 million, compared to $10.0 million in the first quarter 2020, an increase of $1.8 million, or 17.6%. The increase in gross profit in 2021, compared to 2020, resulted primarily from the increased revenues discussed above and increased operating efficiencies. Gross profit from our natural gas interests was essentially break even in the first quarter 2021, compared to a $0.2 million loss in 2020.

Selling, general and administrative expenses (“SG&A”) were $3.1 million in the first quarter 2021, compared to $3.2 million in the first quarter 2020. As a percentage of revenues, SG&A was 7.4% and 8.4% in the first quarters 2021 and 2020, respectively. The decrease in SG&A was primarily due to legal expenses associated with the acquisition of Carthage in the first quarter 2020 and lower travel cost in the first quarter 2021, partially offset by increased stock-based compensation which was principally due to higher prices for the Company’s common stock.

Interest expense was $62 thousand in each of the first quarters 2021 and 2020. We had no outstanding debt during either period. Interest and other income, net was $34 thousand in the first quarter 2021, compared to $247 thousand in the first quarter 2020, a decrease of $213 thousand. The decrease in interest income was due to reduced interest rates in the first quarter 2021, compared to the first quarter 2020.

Income tax expense was $1.7 million in the first quarters 2021, compared to $1.3 million in the first quarter 2020, an increase of $0.4 million, or 29.3%. Our effective income tax rate was 19.3% and 19.0% in the first quarters 2021 and 20120, respectively. Our effective income tax rate was reduced from the federal rate primarily due to statutory depletion, which is allowed for income tax purposes and is a permanent difference between net income for financial reporting purposes and taxable income.

Our net income was $7.0 million ($1.24 per share diluted) in the first quarter 2021, compared to net income of $5.5 million ($0.98 per share diluted) in the first quarter 2020, an increase of $1.5 million, or 26.8%.

ITEM 3:     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk.

We could be exposed to changes in interest rates, primarily as a result of floating interest rates on the Revolving Facility. There was no outstanding balance on the Revolving Facility subject to interest rate risk at March 31, 2021. Any future borrowings under the Revolving Facility would be subject to interest rate risk. See Note 9 of Notes to Condensed Consolidated Financial Statements.

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

PART II.     OTHER INFORMATION

ITEM 2:     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our Amended and Restated 2001 Long-Term Incentive Plan allows employees and directors to pay the exercise price for stock options and the tax withholding liability upon the lapse of restrictions on restricted stock by payment in cash and/or delivery of shares of common stock.   In the first quarter 2021, pursuant to these provisions, we repurchased 743 shares at a price of $129.21 per share, the fair market value of one share of our common stock on the date that they were tendered for payment of tax withholding liability upon the lapse of restrictions on restricted stock.

ITEM 4:    MINE SAFETY DISCLOSURES

Under Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of SEC Regulation S-K, each operator of a coal or other mine is required to include disclosures regarding certain mine safety results in its periodic reports filed with the SEC. The operation of our quarries, underground mine and plants is subject to regulation by the federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977. The required information regarding certain mining safety and health matters, broken down by mining complex, for the quarter ended March 31, 2021 is presented in Exhibit 95.1 to this Report.

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

UNITED STATES LIME & MINERALS, INC.

April 29, 2021	By:	/s/ Timothy W. Byrne
Timothy W. Byrne
President and Chief Executive Officer
(Principal Executive Officer)

April 29, 2021	By:	/s/ Michael L. Wiedemer
Michael L. Wiedemer
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)