Form 10-Q
period 2021-06-30
UNITED STATES LIME & MINERALS INC
filed 2021-07-30
CIK 82020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: As of July 28, 2021, 5,658,481 shares of common stock, $0.10 par value, were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

(Unaudited)

	June 30,	December 31,
	2021	2020
ASSETS
Current assets
Cash and cash equivalents	$91,347	$83,562
Trade receivables, net	27,547	22,979
Inventories, net	14,623	15,210
Prepaid expenses and other current assets	1,800	2,245
Total current assets	135,317	123,996
Property, plant and equipment	402,012	388,200
Less accumulated depreciation and depletion	(242,476)	(235,739)
Property, plant and equipment, net	159,536	152,461
Operating lease right-of-use assets	1,713	2,226
Other assets, net	546	415
Total assets	$297,112	$279,098
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$5,309	$4,592
Current portion of operating lease liabilities	914	1,187
Accrued expenses	4,382	5,809
Total current liabilities	10,605	11,588
Deferred tax liabilities, net	23,300	21,531
Operating lease liabilities, excluding current portion	813	1,030
Other liabilities	1,781	1,757
Total liabilities	36,499	35,906
Stockholders’ equity
Common stock	667	666
Additional paid-in capital	30,657	29,457
Accumulated other comprehensive income	—	—
Retained earnings	284,501	268,186
Less treasury stock, at cost	(55,212)	(55,117)
Total stockholders’ equity	260,613	243,192
Total liabilities and stockholders’ equity	$297,112	$279,098

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
Revenues	$49,162	100.0%	$37,547	100.0%	$90,836	100.0%	$75,987	100.0%
Cost of revenues
Labor and other operating expenses	27,200	55.3%	22,447	59.8%	51,793	57.0%	46,409	61.1%
Depreciation, depletion and amortization	5,167	10.5%	4,743	12.6%	10,443	11.5%	9,344	12.3%
	32,367	65.8%	27,190	72.4%	62,236	68.5%	55,753	73.4%
Gross profit	16,795	34.2%	10,357	27.6%	28,600	31.5%	20,234	26.6%
Selling, general and administrative expenses	2,957	6.0%	2,881	7.7%	6,024	6.6%	6,100	8.0%
Operating profit	13,838	28.2%	7,476	19.9%	22,576	24.9%	14,134	18.6%
Other expense (income)
Interest expense	62	0.2%	62	0.2%	124	0.1%	124	0.2%
Interest and other income, net	(91)	(0.2)%	(104)	(0.3)%	(125)	(0.1)%	(351)	(0.5)%
	(29)	(0.0)%	(42)	(0.1)%	(1)	(0.0)%	(227)	(0.3)%
Income before income tax expense	13,867	28.2%	7,518	20.0%	22,577	24.9%	14,361	18.9%
Income tax expense	2,774	5.6%	1,417	3.8%	4,453	4.9%	2,716	3.6%
Net income	$11,093	22.6%	$6,101	16.2%	$18,124	20.0%	$11,645	15.3%
Net income per share of common stock
Basic	$1.96		$1.08		$3.21		$2.07
Diluted	$1.96		$1.08		$3.20		$2.07

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2021	2020	2021	2020
Net income	$11,093	$6,101	$18,124	$11,645
Other comprehensive income
Mark to market of foreign exchange hedges, net of tax expense of $2 and $0 for the three and six months ended June 30, 2020, respectively.	—	7	—	1
Total other comprehensive income	—	7	—	1
Comprehensive income	$11,093	$6,108	$18,124	$11,646

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(dollars in thousands)

(Unaudited)

				Accumulated
	Common Stock		Additional	Other
	Shares		Paid-In	Comprehensive	Retained	Treasury
	Outstanding	Amount	Capital	Income	Earnings	Stock	Total
Balances at December 31, 2020	5,648,084	$666	$29,457	$—	$268,186	$(55,117)	$243,192
Stock options exercised	3,310	—	—	—	—	—	—
Stock-based compensation	2,685	1	546	—	—	—	547
Treasury shares purchased	(743)	—	—	—	—	(95)	(95)
Cash dividends paid	—	—	—	—	(905)	—	(905)
Net income	—	—	—	—	7,031	—	7,031
Comprehensive income	—	—	—	—	7,031	—	7,031
Balances at March 31, 2021	5,653,336	$667	$30,003	$—	$274,312	$(55,212)	$249,770
Stock options exercised	2,000	—	83	—	—	—	83
Stock-based compensation	3,145	—	571	—	—	—	571
Treasury shares purchased	—	—	—	—	—	—	—
Cash dividends paid	—	—	—	—	(904)	—	(904)
Net income	—	—	—	—	11,093	—	11,093
Comprehensive income	—	—	—	—	11,093	—	11,093
Balances at June 30, 2021	5,658,481	$667	$30,657	$—	$284,501	$(55,212)	$260,613

				Accumulated
	Common Stock		Additional	Other
	Shares		Paid-In	Comprehensive	Retained	Treasury
	Outstanding	Amount	Capital	(Loss) Income	Earnings	Stock	Total
Balances at December 31, 2019	5,622,826	$663	$27,464	$(1)	$243,566	$(54,560)	$217,132
Stock options exercised	2,000	—	81	—	—	—	81
Stock-based compensation	3,063	1	378	—	—	—	379
Treasury shares purchased	(704)	—	—	—	—	(64)	(64)
Cash dividends paid	—	—	—	—	(899)	—	(899)
Net income	—	—	—	—	5,544	—	5,544
Mark to market of foreign exchange hedges, net of $2 tax benefit	—	—	—	(6)	—	—	(6)
Comprehensive (loss) income	—	—	—	(6)	5,544	—	5,538
Balances at March 31, 2020	5,627,185	$664	$27,923	$(7)	$248,211	$(54,624)	$222,167
Stock-based compensation	3,143	—	463	—	—	—	463
Treasury shares purchased	(2,459)	—	—	—	—	(218)	(218)
Cash dividends paid	—	—	—	—	(901)	—	(901)
Net income	—	—	—	—	6,101	—	6,101
Mark to market of foreign exchange hedges, net of $2 tax expense	—	—	—	7	—	—	7
Comprehensive income	—	—	—	7	6,101	—	6,108
Balances at June 30, 2020	5,627,869	$664	$28,386	$—	$253,411	$(54,842)	$227,619

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2021	2020
OPERATING ACTIVITIES:
Net income	$18,124	$11,645
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	10,575	9,453
Amortization of deferred financing costs	2	2
Deferred income taxes	1,779	2,484
(Gain) loss on disposition of property, plant and equipment	(78)	239
Stock-based compensation	1,118	842
Changes in operating assets and liabilities:
Trade receivables, net	(4,483)	1,756
Inventories, net	587	(1,034)
Prepaid expenses and other current assets	445	896
Other assets	(132)	40
Accounts payable and accrued expenses	(618)	779
Other liabilities	53	27
Net cash provided by operating activities	27,372	27,129
INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(17,776)	(10,599)
Proceeds from sale of property, plant and equipment	10	46
Net cash used in investing activities	(17,766)	(10,553)
FINANCING ACTIVITIES:
Cash dividends paid	(1,809)	(1,800)
Proceeds from exercise of stock options	83	81
Purchase of treasury shares	(95)	(282)
Net cash used in financing activities	(1,821)	(2,001)
Net increase in cash and cash equivalents	7,785	14,575
Cash and cash equivalents at beginning of period	83,562	54,260
Cash and cash equivalents at end of period	$91,347	$68,835

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by United States Lime & Minerals, Inc. (the “Company”) without independent audit. In the opinion of the Company’s management, all adjustments of a normal and recurring nature necessary to present fairly the financial position, results of operations, comprehensive income and cash flows for the periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2020. The results of operations for the three- and six-month periods ended June 30, 2021 are not necessarily indicative of operating results for the full year.

On July 1, 2020, the Company acquired 100% of the equity interest of Carthage Crushed Limestone (“Carthage”), a limestone mining and production company located in Carthage, Missouri, for $8.4 million cash. Carthage produces aggregate and pulverized limestone products that are used primarily in the agricultural, construction, roofing, and industrial industries. Carthage contributed $2.5 and $4.7 million of revenues in the three- and six-month periods ended June 30, 2021, respectively, which are included in the condensed consolidated statements of operations.

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

3. Accounting Policies

Revenue Recognition. The Company recognizes revenue for its lime and limestone operations when (i) a contract with the customer exists and the performance obligations are identified; (ii) the price has been established; and (iii) the performance obligations have been satisfied, which is generally upon shipment. The Company’s returns and allowances are minimal. Revenues include external freight billed to customers with related costs accounted for as fulfillment costs and included in cost of revenues. External freight billed to customers included in 2021 and 2020 revenues was $8.7 million and $6.5 million, for the respective three-month periods ended June 30, and $16.5 million and $13.3 million for the respective six-month periods ended June 30, which approximates the amount of external freight included in cost of revenues. Sales taxes billed to customers are not included in revenues. For its natural gas interests, the Company recognizes revenue in the month of production and delivery.

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

4. Business Segment

The Company has identified one reportable segment based on the distinctness of the Company’s activities and products: lime and limestone operations. All operations are in the United States. In evaluating the operating results of the Company, management primarily reviews revenues, gross profit and operating profit from the lime and limestone operations. Operating profit from its lime and limestone operations includes all of the Company’s selling, general and administrative costs. The Company does not allocate interest expense and interest and other income (expense), net to its lime and limestone operations. Other revenues, gross profit and operating profit in the Company’s segment disclosures include the Company’s natural gas interests. Other identifiable assets include assets related to its natural gas interests, unallocated corporate assets and cash items.

The following table sets forth operating results and certain other financial data for the Company’s lime and limestone operations segment and other (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Revenues	2021	2020	2021	2020
Lime and limestone operations	$48,742	$37,362	$90,098	$75,576
Other	420	185	738	411
Total revenues	$49,162	$37,547	$90,836	$75,987
Depreciation, depletion and amortization
Lime and limestone operations	$5,087	$4,616	$10,289	$9,084
Other	147	180	286	369
Total depreciation, depletion and amortization	$5,234	$4,796	$10,575	$9,453
Gross profit (loss)
Lime and limestone operations	$16,682	$10,507	$28,506	$20,546
Other	113	(150)	94	(312)
Total gross profit	$16,795	$10,357	$28,600	$20,234
Operating profit (loss)
Lime and limestone operations	$13,725	$7,626	$22,482	$14,446
Other	113	(150)	94	(312)
Total operating profit	$13,838	$7,476	$22,576	$14,134
Identifiable assets, at period end
Lime and limestone operations	$202,179	$184,397	$202,179	$184,397
Other	94,933	74,873	94,933	74,873
Total identifiable assets	$297,112	$259,270	$297,112	$259,270
Capital expenditures
Lime and limestone operations	$13,233	$4,493	$17,776	$10,599
Other	—	—	—	—
Total capital expenditures	$13,233	$4,493	$17,776	$10,599

5. Income Per Share of Common Stock

On April 30, 2021, the shareholders approved an increase in the Company’s number of authorized shares of common stock from 15,000,000 to 30,000,000. At June 30, 2021, the Company had 30,000,000 shares of common stock authorized and 5,658,481 shares outstanding.

The following table sets forth the computation of basic and diluted income per common share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income for basic and diluted income per common share	$11,093	$6,101	$18,124	$11,645
Weighted-average shares for basic income per common share	5,657	5,629	5,654	5,627
Effect of dilutive securities:
Employee and director stock options(1)	12	8	13	9
Adjusted weighted-average shares and assumed exercises for diluted income per common share	5,669	5,637	5,667	5,636
Basic net income per common share	$1.96	$1.08	$3.21	$2.07
Diluted net income per common share	$1.96	$1.08	$3.20	$2.07
(1)	Excludes 15 and 11 stock options for the three- and six-month 2020 periods, respectively, as anti-dilutive because the exercise price exceeded the average per share market price for the period.

6. Accumulated Other Comprehensive Income

The following table presents the components of comprehensive income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$11,093	$6,101	$18,124	$11,645
Mark to market of foreign exchange hedges	—	9	—	1
Deferred income tax expense	—	(2)	—	—
Comprehensive income	$11,093	$6,108	$18,124	$11,646

In May 2018, to hedge against potential losses due to changes in the Euro to U.S. Dollar exchange rates, the Company entered into foreign exchange hedges with a counterparty to the foreign exchange hedges to fix the exchange rates. The last of the foreign exchange hedges expired in April 2020. The foreign exchange hedges were effective as defined under applicable accounting rules. Therefore, changes in the fair value of the foreign exchange hedges were reflected in comprehensive income.

7. Trade Receivables, Net

Additions, adjustments, and write-offs to the Company’s allowance for credit losses for the six months ended June 30, 2021 and 2020 were as follows (in thousands):

	June 30,
	2021	2020
Beginning balance	$398	$361
Additions	35	14
Adjustments for expected credit loss factors	(14)	—
Write-offs	—	—
Ending balance	$419	$375

8. Inventories, Net

Inventories are valued principally at the lower of cost, determined using the average cost method, or market. Costs for raw materials and finished goods include materials, labor, and production overhead. Inventories, net consisted of the following (in thousands):

	June 30,	December 31,
	2021	2020
Lime and limestone inventories:
Raw materials	$3,398	$4,279
Finished goods	2,752	2,866
	6,150	7,145
Service parts inventories	8,473	8,065
	$14,623	$15,210

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

Interest rates on the Revolving Facility are, at the Company’s option, LIBOR (or a replacement rate as determined by the Lender and the Company) plus a margin of 1.000% to 2.000%, or the Lender’s Prime Rate plus a margin of 0.000% to 1.000%, and a commitment fee range of 0.200% to 0.350% on the undrawn portion of the Revolving Facility. The Revolving Facility interest rate margins and commitment fee are determined quarterly in accordance with a pricing grid based upon the Company’s Cash Flow Leverage Ratio, defined as the ratio of the Company’s total funded senior indebtedness to earnings before interest, taxes, depreciation, depletion, amortization and stock-based compensation expense (“EBITDA”) for the 12 months ended on the last day of the most recent calendar quarter, plus pro forma EBITDA from any businesses acquired during the period. Pursuant to a security agreement, dated August 25, 2004, the Revolving Facility is secured by the Company’s existing and hereafter acquired tangible assets, intangible assets and real property. The maturity of the Revolving Facility and any incremental loans can be accelerated if any event of default, as defined under the credit agreement, occurs. The Company’s maximum Cash Flow Leverage Ratio is 3.50 to 1.

The Company may pay dividends so long as it remains in compliance with the provisions of the Company’s credit agreement, and it may purchase, redeem or otherwise acquire shares of its common stock so long as its pro forma Cash Flow Leverage Ratio is less than 3.00 to 1.00 and no default or event of default exists or would exist after giving effect to such stock repurchase.

As of June 30, 2021, the Company had no debt outstanding and no draws on the Revolving Facility other than $0.4 million of letters of credit, which count as draws against the available commitment under the Revolving Facility.

10. Leases

The Company has operating leases for the use of equipment, corporate office space, and some of its terminal and distribution facilities. The leases have remaining lease terms of 1 to 7 years, with a weighted-average remaining lease term of 2 years at June 30, 2021 and 3 years at December 31, 2020. Some operating leases include options to extend the leases for up to 5 years. The liability for the Company’s operating leases was discounted to present value using a weighted-average discount rate of 3.4% at each of June 30, 2021 and December 31, 2020. On July 12, 2021, the Company amended and extended the lease of its Dallas, Texas corporate office through November 2028.

The components of lease costs for the three and six months ended June 30, 2021 and 2020 were as follows (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
	Classification	2021	2020	2021	2020
Operating lease costs(1)	Cost of revenues	$450	$455	$835	$840
Operating lease costs(1)	Selling, general and administrative expenses	67	57	132	114
Rental revenues	Interest and other income, net	(20)	(8)	(41)	(35)
Net operating lease costs		$497	$504	$926	$919
(1)	Includes the costs of leases with a term of 12 months or less.

As of June 30, 2021, future minimum payments under operating leases that were either non-cancelable or subject to significant penalty upon cancellation, including future minimum payments under renewal options that the Company is reasonably certain to exercise, were as follows (in thousands):

2021 (excluding the six months ended June 30, 2021)	$599
2022	626
2023	288
2024	188
2025	36
Thereafter	54
Total future minimum lease payments	1,791
Less imputed interest	(64)
Present value of lease liabilities	$1,727

Supplemental cash flow information pertaining to the Company’s leasing activity for the six months ended June 30, 2021 and 2020 is as follows (in thousands):

	Six Months Ended June 30,
	2021	2020
Cash payments for operating lease liabilities	$708	$821
Right-of-use assets obtained in exchange for operating lease obligations	$96	$53

11. Income Taxes

The Company has estimated that its effective income tax rate for 2021 will be 19.7%. The primary reason for the effective income tax rate being below the federal statutory rate is due to statutory depletion, which is allowed for income tax purposes and is a permanent difference between net income for financial reporting purposes and taxable income.

12. Dividends

On June 11, 2021, the Company paid $0.9 million in cash dividends, based on a dividend of $0.16 per share of its common stock, to shareholders of record at the close of business on May 21, 2021. On March 12, 2021, the Company paid $0.9 million in cash dividends, based on a dividend of $0.16 per share of its common stock, to shareholders of record at the close of business on February 19, 2021.

13. Subsequent Event

On July 28, 2021, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.16 per share on the Company’s common stock. This dividend is payable on September 10, 2021 to shareholders of record at the close of business on August 20, 2021.

ITEM 2:     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements. Any statements contained in this Report that are not statements of historical fact are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements in this Report, including without limitation statements relating to the Company’s plans, strategies, objectives, expectations, intentions, and adequacy of resources, are identified by such words as “will,” “could,” “should,” “would,” “believe,” “possible,” “potential,” “expect,” “intend,” “plan,” “schedule,” “estimate,” “anticipate” and “project.” The Company undertakes no obligation to publicly update or revise any forward-looking statements. The Company cautions that forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from expectations, including without limitation the following: (i) the Company’s plans, strategies, objectives, expectations, and intentions are subject to change at any time at the Company’s discretion; (ii) the Company’s plans and results of operations will be affected by its ability to maintain and increase its revenues and manage its growth; (iii) the Company’s ability to meet short-term and long-term liquidity demands, including meeting the Company’s operating and capital needs, including possible acquisitions and paying dividends, and conditions in the credit and equity markets, including the ability of the Company’s customers to meet their obligations; (iv) interruptions to operations and increased expenses at the Company’s facilities resulting from changes in mining methods or conditions, variability of chemical or physical properties of the Company’s limestone and its impact on process equipment and product quality, inclement weather conditions, natural disasters, accidents, IT systems failures or disruptions, including due to cyber-security incidents or ransomware attacks, utility disruptions, supply chain disruptions, labor shortages, or regulatory requirements; (v) volatile coal, petroleum coke, diesel, natural gas, electricity, transportation and freight costs and the consistent availability of trucks, truck drivers and rail cars to deliver the Company’s products to its customers and solid fuels to its plants on a timely basis at competitive prices; (vi) unanticipated delays or cost overruns in completing modernization and expansion and development projects; (vii) the Company’s ability to expand its lime and limestone operations through projects and acquisitions of businesses with related or similar operations, including the Carthage acquisition, and the Company’s ability to obtain any required financing for such projects and acquisitions, to integrate the projects and acquisitions into the Company’s overall operations, and to sell any resulting increased production at acceptable prices; (viii) inadequate demand and/or prices for the Company’s lime and limestone products due to increased competition from competitors, increasing competition for certain customer accounts, conditions in the U.S. economy, recessionary pressures in, and the impact of government policies on, particular industries, including oil and gas services, utility plants, steel, construction, and industrial, effects of governmental fiscal and budgetary constraints, including the level of highway construction and infrastructure funding, changes to tax law, legislative impasses, extended governmental shutdowns, trade wars, tariffs, economic and regulatory uncertainties under state governments and the United States Administration and Congress, Federal Reserve responses to inflationary concerns, and inability to continue to maintain or increase prices for the Company’s products, including passing through the increased costs of transportation, supplies, and services; (ix) ongoing and possible new regulations, investigations, enforcement actions and costs, legal expenses, penalties, fines, assessments, litigation, judgments and settlements, taxes and disruptions and limitations of operations, including those related to climate change, health and safety, human capital, diversity, and other environmental, social, governance, and sustainability considerations, and those that could impact the Company’s ability to continue or renew its operating permits or successfully secure new permits in connection with its modernization and expansion and development projects; (x) estimates of reserves and remaining lives of reserves; (xi) the ongoing impact of the novel coronavirus (“COVID-19”) pandemic and current or future variants of the COVID-19 virus and governmental responses thereto, including decreased demand, lower prices, tightened labor and other markets, and increased costs, and the risk of non-compliance with health and safety protocols, social distancing and mask guidelines, and vaccination recommendations, on the Company’s financial condition, results of operations, cash flows, and competitive position; (xii) the impact of social or political unrest; (xiii) risks relating to mine safety and reclamation and remediation; and (xiv) other risks and uncertainties set forth in this Report or indicated from time to time in the Company’s filings with the Securities and Exchange Commission (the “SEC”), including the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

Overview.

We have identified one reportable business segment based on the distinctness of our activities and products: lime and limestone operations. All of our operations are in the United States. Operating profit from our lime and limestone operations includes all of our selling, general and administrative costs. We do not allocate interest expense and interest and other income (expense), net to our lime and limestone operations.

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

On July 1, 2020, we acquired Carthage Crushed Limestone (“Carthage”), a limestone mining and production company located in Carthage, Missouri, for $8.4 million cash. Carthage provides aggregate and pulverized limestone products that are used primarily in the agriculture, roofing, construction, and industrial industries. Carthage contributed $2.5 million and $4.7 to our revenues for the three- and six-month periods ended June 30, 2021, respectively.

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

Our lime and limestone revenues increased 30.5% and 19.2% in the second quarter and first six months 2021, respectively, compared to the second quarter and first six months 2020. In the second quarter 2020, the COVID-19 pandemic and related governmental restrictions on business activities resulted in a general economic slowdown, which disproportionately impacted certain industries that purchase our products, including oil and gas services, environmental, and steel. In addition to the limestone sales by Carthage to agriculture, roofing and construction customers, noted above, the increases in our lime and limestone revenues in the second quarter and first six months 2021 resulted primarily from increased sales to our construction, steel, roofing and environmental customers. In the second quarter 2021, we also saw demand from our oil and gas services customers increase compared to the second quarter 2020. Revenues in in the second quarter and first six months 2021 were also favorably impacted by increases in the average selling prices of 2.2% and 1.8%, respectively, for our lime and limestone products.

Our lime and limestone gross profit increased 58.8% and 38.7% in the second quarter and first six months 2021, respectively, compared to the second quarter and first six months 2020. The increases in gross profit in the 2021 periods, compared to the comparable 2020 periods, resulted primarily from the increased revenues discussed above and increased operating efficiencies.

Federal, state, and local governmental restrictions in response to the COVID-19 pandemic have generally been lifted or curtailed in recent months, which has continued to reduce the impact of the pandemic on general business activities in the markets for our lime and limestone products. In the locations where we operate, normal business activities have largely resumed. With the resumption of normal business activities, we are experiencing lower availability of labor and certain supplies and services and rising costs. Additionally, new variants of COVID-19 and the possibility of new wide-spread or localized outbreaks of the virus could have a material adverse effect on our financial condition, results of operations, cash flows and competitive position.

Looking ahead, we anticipate continued challenges in the availability and costs of labor and supplies and services for a period of time, while the broader economy adjusts to its reopened status, and we will continue to monitor the evolving COVID-19 situation and adjust our operations accordingly.

At our 2021 Annual Meeting of Shareholders, our shareholders approved an increase in the number of our authorized shares of common stock from 15,000,000 to 30,000,000. Possible uses of the additional authorized shares include, without limitation, future stock splits, stock dividends, rights offerings, acquiring other companies, businesses or products in exchange for shares, attracting and retaining employees by the issuance of additional shares under our Amended and Restated 2001 Long-Term Incentive Plan and any future equity compensation plans, issuance of securities convertible into shares, and other transactions and corporate purposes which our Board of Directors deems to be in the best interests of us and our shareholders.

Liquidity and Capital Resources.

Net cash provided by operating activities was $27.4 million in the first six months 2021, compared to $27.1 million in the first six months 2020, an increase of $0.2 million, or 0.9%. Our net cash provided by operating activities is composed of net income, depreciation, depletion and amortization (“DD&A”), deferred income taxes, stock-based compensation, other non-cash items included in net income and changes in working capital. In the first six months 2021, net cash provided by operating activities was principally composed of $18.1 million net income, $10.6 million DD&A, $1.8 million deferred income taxes, $1.1 million stock-based compensation, and a $4.1 million decrease from changes in operating assets and liabilities. Changes in operating assets and liabilities in the first six months 2021 included an increase of $4.5 million in trade receivables, net, due primarily from increased sales in the second quarter 2021 compared to the fourth quarter 2020, a decrease of $0.6 million in inventories, and a decrease of $0.6 million in accounts payable and accrued expenses. In the first six months 2020, net cash provided by operating activities was principally composed of $11.6 million net income, $9.5 million DD&A, $2.5 million deferred income taxes, $0.8 million stock-based compensation, and a $2.5 million increase from changes in operating assets and liabilities. Changes in operating assets and liabilities in the first six months 2020 included a decrease of $1.8 million in trade receivables, net, due primarily from reduced revenues and favorable timing of collections in the second quarter, an increase of $1.0 million in inventories, and an increase of $0.8 million in accounts payable and accrued expenses, primarily from deferral of the payment of certain payroll taxes provided for under the CARES Act in the second quarter.

We had $17.8 million in capital expenditures in the first six months 2021, compared to $10.6 million in the first six months 2020. Capital expenditures in the first six months 2021 included $7.0 million of investment to develop our Love Hollow Quarry and improve the transportation infrastructure between the Love Hollow Quarry and our Arkansas Lime production facilities. Net cash used in financing activities was $1.8 million in the first six months 2021, compared to $2.0 million in the first six months 2020, consisting primarily of cash dividends paid in each period.

Cash and cash equivalents increased $7.8 million to $91.3 million at June 30, 2021, from $83.6 million at December 31, 2020.

We are not committed to any planned capital expenditures until actual orders are placed for equipment. As of June 30, 2021, we did not have any material commitments for open purchase orders.

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

Interest rates on the Revolving Facility are, at our option, LIBOR (or a replacement rate as determined by the Lender and the Company) plus a margin of 1.000% to 2.000%, or the Lender’s Prime Rate plus a margin of 0.000% to 1.000%; and a commitment fee range of 0.200% to 0.350% on the undrawn portion of the Revolving Facility. The Revolving Facility interest rate margins and commitment fee are determined quarterly in accordance with a pricing grid based upon our Cash Flow Leverage Ratio, defined as the ratio of our total funded senior indebtedness to earnings before interest, taxes, depreciation, depletion, amortization and stock-based compensation expense (“EBITDA”) for the 12 months ended on the last day of the most recent calendar quarter, plus pro forma EBITDA from any businesses acquired during the period. Pursuant to a security agreement, dated August 25, 2004, the Revolving Facility is secured by our existing and hereafter acquired tangible assets, intangible assets and real property. The maturity of the Revolving Facility and any incremental loans can be accelerated if any event of default, as defined under the credit agreement, occurs. Our maximum Cash Flow Leverage Ratio is 3.50 to 1.

We may pay dividends so long as we remain in compliance with the provisions of our credit agreement, and we may purchase, redeem or otherwise acquire shares of our common stock so long as our pro forma Cash Flow Leverage

Ratio is less than 3.00 to 1.00 and no default or event of default exists or would exist after giving effect to such stock repurchase.

At June 30, 2021, we had no debt outstanding and no draws on the Revolving Facility other than $0.4 million of letters of credit which count as draws against the available commitment under the Revolving Facility. We believe that, absent a significant acquisition, cash on hand and cash flows from operations will be sufficient to meet our operating needs, ongoing capital needs, including current and possible future modernization, expansion, and development projects, and liquidity needs and allow us to pay regular quarterly cash dividends for the near future.

Results of Operations.

Revenues in the second quarter 2021 were $49.2 million, compared to $37.5 million in the second quarter 2020, an increase of $11.6 million, or 30.9%. For the first six months 2021, revenues were $90.8 million, compared to $76.0 million in the first six months 2020, an increase of $14.8 million, or 19.5%. Revenues from our lime and limestone operations in the second quarter 2021 increased $11.4 million, or 30.5%, to $48.7 million from $37.4 million in the second quarter 2020. For the first six months 2021, revenues from our lime and limestone operations increased $14.5 million, or 19.2%, to $90.1 million, compared to $75.6 million in the first six months 2020. The increases in lime and limestone revenues in the second quarter and first six months 2021 were primarily due to increases in sales volumes of 28.3% and 17.4%, respectively, compared to the comparable 2020 periods, principally due to increased demand from our construction, steel, roofing and environmental customers. In the second quarter 2021, we also saw demand from our oil and gas services customers increase compared to the second quarter 2020. Revenues also included $0.4 million and $0.7 million from our natural gas interests in the second quarter and first six months 2021, respectively, compared to $0.2 million and $0.4 million in the comparable 2020 periods, respectively.

Gross profit was $16.8 million and $28.6 million in the second quarter and first six months 2021, respectively, compared to $10.4 million and $20.2 million in the comparable 2020 periods, increases of $6.4 million and $8.4 million, or 62.2% and 41.3%, respectively. Gross profit from our lime and limestone operations in the second quarter and first six months 2021 was $16.7 million and $28.5 million, respectively, compared to $10.5 million and $20.5 million in the comparable 2020 periods, increases of $6.2 million, or 58.8%, and $8.0 million, or 38.7%, respectively. The increases in gross profit in the 2021 periods, compared to the comparable 2020 periods, resulted primarily from the increased revenues discussed above and increased operating efficiencies. Gross profit also included $113 thousand and $94 thousand from our natural gas interests in the second quarter and first six months 2021, respectively, compared to losses of $150 thousand and $312 thousand in the second quarter and first six months 2020, respectively.

Selling, general and administrative (“SG&A”) expenses were $3.0 million in the second quarter 2021, compared to $2.9 million in the second quarter 2020, an increase of $0.1 million, or 2.6%. SG&A expenses were $6.0 million in the first six months 2021, compared to $6.1 million in the first six months 2020, a decrease of $0.1 million, or 1.2%. Increased personnel expenses, including stock-based compensation, during the 2021 periods were offset by the higher legal expenses in the 2020 periods related to the acquisition of Carthage.

Interest expense was $62 thousand in each of the second quarters 2021 and 2020, and $124 thousand in each of the first six months 2021 and 2020. We had no outstanding debt during any of the periods. Interest and other income, net was $0.1 million in each of the second quarter and first six months 2021, compared to $0.1 million and $0.4 million, respectively, in the comparable 2020 periods.

Income tax expense was $2.8 million and $4.5 million in the second quarter and first six months 2021, respectively, compared to $1.4 million and $2.7 million, respectively, in the comparable 2020 periods. Our effective income tax rate was reduced from the federal rate primarily due to statutory depletion, which is allowed for income tax purposes and is a permanent difference between net income for financial reporting purposes and taxable income.

Our net income was $11.1 million ($1.96 per share diluted) in the second quarter 2021, compared to net income of $6.1 million ($1.08 per share diluted) in the second quarter 2020, an increase of $5.0 million, or 81.8%. Net income in the first six months 2021 was $18.1 million ($3.20 per share diluted), an increase of $6.5 million, or 55.6%, compared to net income of $11.6 million ($2.07 per share diluted) in the first six months 2020.

ITEM 3:     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk.

We could be exposed to changes in interest rates, primarily as a result of floating interest rates on the Revolving Facility. There was no outstanding balance on the Revolving Facility subject to interest rate risk at June 30, 2021. Any future borrowings under the Revolving Facility would be subject to interest rate risk. See Note 9 of Notes to Condensed Consolidated Financial Statements.

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

PART II.     OTHER INFORMATION

ITEM 2:     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our Amended and Restated 2001 Long-Term Incentive Plan allows employees and directors to pay the exercise price for stock options and the tax withholding liability upon the lapse of restrictions on restricted stock by payment in cash and/or delivery of shares of common stock.   There were no repurchases in the second quarter 2021 pursuant to these provisions or otherwise.

ITEM 4:    MINE SAFETY DISCLOSURES

Under Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of SEC Regulation S-K, each operator of a coal or other mine is required to include disclosures regarding certain mine safety results in its periodic reports filed with the SEC. The operation of our quarries, underground mine and plants is subject to regulation by the federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977. The required information regarding certain mining safety and health matters, broken down by mining complex, for the quarter ended June 30, 2021 is presented in Exhibit 95.1 to this Report.

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

ITEM 6:    EXHIBITS

The Exhibit Index set forth below is incorporated by reference in response to this Item.

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION

3.1	Restated Articles of Incorporation, as Amended.

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.

32.1	Section 1350 Certification by the Chief Executive Officer.

32.2	Section 1350 Certification by the Chief Financial Officer.

95.1	Mine Safety Disclosures.

101	Interactive Data Files (formatted as Inline XBRL).

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED STATES LIME & MINERALS, INC.

July 30, 2021	By:	/s/ Timothy W. Byrne
Timothy W. Byrne
President and Chief Executive Officer
(Principal Executive Officer)

July 30, 2021	By:	/s/ Michael L. Wiedemer
Michael L. Wiedemer
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)