Form 10-Q
period 2021-09-30
UNITED STATES LIME & MINERALS INC
filed 2021-10-28
CIK 82020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: As of October 27, 2021, 5,658,467 shares of common stock, $0.10 par value, were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

(Unaudited)

	September 30,	December 31,
	2021	2020
ASSETS
Current assets
Cash and cash equivalents	$101,402	$83,562
Trade receivables, net	29,242	22,979
Inventories, net	14,760	15,210
Prepaid expenses and other current assets	1,401	2,245
Total current assets	146,805	123,996
Property, plant and equipment	407,274	388,200
Less accumulated depreciation and depletion	(246,648)	(235,739)
Property, plant and equipment, net	160,626	152,461
Operating lease right-of-use assets	2,982	2,226
Other assets, net	495	415
Total assets	$310,908	$279,098
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$5,712	$4,592
Current portion of operating lease liabilities	903	1,187
Accrued expenses	5,243	5,809
Total current liabilities	11,858	11,588
Deferred tax liabilities, net	23,570	21,531
Operating lease liabilities, excluding current portion	2,116	1,030
Other liabilities	1,789	1,757
Total liabilities	39,333	35,906
Stockholders’ equity
Common stock	667	666
Additional paid-in capital	31,217	29,457
Accumulated other comprehensive income	—	—
Retained earnings	294,903	268,186
Less treasury stock, at cost	(55,212)	(55,117)
Total stockholders’ equity	271,575	243,192
Total liabilities and stockholders’ equity	$310,908	$279,098

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
Revenues	$52,311	100.0%	$43,727	100.0%	$143,147	100.0%	$119,714	100.0%
Cost of revenues
Labor and other operating expenses	29,981	57.3%	24,665	56.4%	81,774	57.1%	71,074	59.4%
Depreciation, depletion and amortization	4,989	9.6%	4,880	11.2%	15,432	10.8%	14,224	11.9%
	34,970	66.9%	29,545	67.6%	97,206	67.9%	85,298	71.3%
Gross profit	17,341	33.1%	14,182	32.4%	45,941	32.1%	34,416	28.7%
Selling, general and administrative expenses	3,145	6.0%	2,909	6.7%	9,169	6.4%	9,009	7.5%
Operating profit	14,196	27.1%	11,273	25.7%	36,772	25.7%	25,407	21.2%
Other expense (income)
Interest expense	63	0.1%	62	0.1%	187	0.1%	186	0.2%
Interest and other income, net	(147)	(0.3)%	(49)	(0.1)%	(272)	(0.2)%	(400)	(0.4)%
	(84)	(0.2)%	13	0.0%	(85)	(0.1)%	(214)	(0.2)%
Income before income tax expense	14,280	27.3%	11,260	25.7%	36,857	25.8%	25,621	21.4%
Income tax expense	2,972	5.7%	1,936	4.4%	7,425	5.2%	4,652	3.9%
Net income	$11,308	21.6%	$9,324	21.3%	$29,432	20.6%	$20,969	17.5%
Net income per share of common stock
Basic	$2.00		$1.66		$5.20		$3.73
Diluted	$1.99		$1.65		$5.19		$3.72

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2021	2020	2021	2020
Net income	$11,308	$9,324	$29,432	$20,969
Other comprehensive income
Mark to market of foreign exchange hedges	—	—	—	1
Total other comprehensive income	—	—	—	1
Comprehensive income	$11,308	$9,324	$29,432	$20,970

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(dollars in thousands)

(Unaudited)

				Accumulated
	Common Stock		Additional	Other
	Shares		Paid-In	Comprehensive	Retained	Treasury
	Outstanding	Amount	Capital	Income	Earnings	Stock	Total
Balances at December 31, 2020	5,648,084	$666	$29,457	$—	$268,186	$(55,117)	$243,192
Stock options exercised	3,310	—	—	—	—	—	—
Stock-based compensation	2,685	1	546	—	—	—	547
Treasury shares purchased	(743)	—	—	—	—	(95)	(95)
Cash dividends paid	—	—	—	—	(905)	—	(905)
Net income	—	—	—	—	7,031	—	7,031
Comprehensive income	—	—	—	—	7,031	—	7,031
Balances at March 31, 2021	5,653,336	$667	$30,003	$—	$274,312	$(55,212)	$249,770
Stock options exercised	2,000	—	83	—	—	—	83
Stock-based compensation	3,145	—	571	—	—	—	571
Treasury shares purchased	—	—	—	—	—	—	—
Cash dividends paid	—	—	—	—	(904)	—	(904)
Net income	—	—	—	—	11,093	—	11,093
Comprehensive income	—	—	—	—	11,093	—	11,093
Balances at June 30, 2021	5,658,481	$667	$30,657	$—	$284,501	$(55,212)	$260,613
Stock options exercised	—	—	—	—	—	—	—
Stock-based compensation	(14)	—	560	—	—	—	560
Treasury shares purchased	—	—	—	—	—	—	—
Cash dividends paid	—	—	—	—	(906)	—	(906)
Net income	—	—	—	—	11,308	—	11,308
Comprehensive income	—	—	—	—	11,308	—	11,308
Balances at September 30, 2021	5,658,467	$667	$31,217	$—	$294,903	$(55,212)	$271,575

				Accumulated
	Common Stock		Additional	Other
	Shares		Paid-In	Comprehensive	Retained	Treasury
	Outstanding	Amount	Capital	(Loss) Income	Earnings	Stock	Total
Balances at December 31, 2019	5,622,826	$663	$27,464	$(1)	$243,566	$(54,560)	$217,132
Stock options exercised	2,000	—	81	—	—	—	81
Stock-based compensation	3,063	1	378	—	—	—	379
Treasury shares purchased	(704)	—	—	—	—	(64)	(64)
Cash dividends paid	—	—	—	—	(899)	—	(899)
Net income	—	—	—	—	5,544	—	5,544
Mark to market of foreign exchange hedges, net of $2 tax benefit	—	—	—	(6)	—	—	(6)
Comprehensive (loss) income	—	—	—	(6)	5,544	—	5,538
Balances at March 31, 2020	5,627,185	$664	$27,923	$(7)	$248,211	$(54,624)	$222,167
Stock-based compensation	3,143	—	463	—	—	—	463
Treasury shares purchased	(2,459)	—	—	—	—	(218)	(218)
Cash dividends paid	—	—	—	—	(901)	—	(901)
Net income	—	—	—	—	6,101	—	6,101
Mark to market of foreign exchange hedges, net of $2 tax expense	—	—	—	7	—	—	7
Comprehensive income	—	—	—	7	6,101	—	6,108
Balances at June 30, 2020	5,627,869	$664	$28,386	$—	$253,411	$(54,842)	$227,619
Stock options exercised	2,945	—	—	—	—	—	—
Stock-based compensation	(53)	—	502	—	—	—	502
Treasury shares purchased	—	—	—	—	—	—	—
Cash dividends paid	—	—	—	—	(901)	—	(901)
Net income	—	—	—	—	9,324	—	9,324
Comprehensive (loss) income	—	—	—	—	9,324	—	9,324
Balances at September 30, 2020	5,630,761	$664	$28,888	$—	$261,834	$(54,842)	$236,544

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2021	2020
OPERATING ACTIVITIES:
Net income	$29,432	$20,969
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	15,632	14,391
Amortization of deferred financing costs	6	5
Deferred income taxes	2,049	4,369
Loss on sale of property, plant and equipment	41	144
Stock-based compensation	1,678	1,344
Changes in operating assets and liabilities:
Trade receivables, net	(6,263)	(758)
Inventories, net	450	(1,242)
Prepaid expenses and other current assets	844	289
Other assets	(86)	165
Accounts payable and accrued expenses	266	2,296
Other liabilities	78	(65)
Net cash provided by operating activities	44,127	41,907
INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(23,731)	(13,621)
Acquisition of a business	—	(8,392)
Proceeds from sale of property, plant and equipment	171	58
Net cash used in investing activities	(23,560)	(21,955)
FINANCING ACTIVITIES:
Cash dividends paid	(2,715)	(2,701)
Proceeds from exercise of stock options	83	81
Purchase of treasury shares	(95)	(282)
Net cash used in financing activities	(2,727)	(2,902)
Net increase in cash and cash equivalents	17,840	17,050
Cash and cash equivalents at beginning of period	83,562	54,260
Cash and cash equivalents at end of period	$101,402	$71,310

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by United States Lime & Minerals, Inc. (the “Company”) without independent audit. In the opinion of the Company’s management, all adjustments of a normal and recurring nature necessary to present fairly the financial position, results of operations, comprehensive income and cash flows for the periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2020. The results of operations for the three- and nine -month periods ended September 30, 2021 are not necessarily indicative of operating results for the full year.

On July 1, 2020, the Company acquired 100% of the equity interest of Carthage Crushed Limestone (“Carthage”), a limestone mining and production company located in Carthage, Missouri, for $8.4 million cash. Carthage produces aggregate and pulverized limestone products that are used primarily in the agricultural, construction, roofing, and industrial industries. Carthage contributed $7.4 and $2.3 million of revenues in the nine -month periods ended September 30, 2021 and 2020, respectively, which are included in the condensed consolidated statements of operations.

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

3. Accounting Policies

Revenue Recognition. The Company recognizes revenue for its lime and limestone operations when (i) a contract with the customer exists and the performance obligations are identified; (ii) the price has been established; and (iii) the performance obligations have been satisfied, which is generally upon shipment. The Company’s returns and allowances are minimal. Revenues include external freight billed to customers with related costs accounted for as fulfillment costs and included in cost of revenues. External freight billed to customers included in 2021 and 2020 revenues was $9.5 million and $8.0 million, for the respective three-month periods ended September 30, and $26.0 million and $21.3 million for the respective nine-month periods ended September 30, which approximates the amount of external freight included in cost of revenues. Sales taxes billed to customers are not included in revenues. For its natural gas interests, the Company recognizes revenue in the month of production and delivery.

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

Leases. The Company determines if an arrangement is a lease at inception. When recording operating leases, the Company records a lease liability based on the net present value of the lease payments over the lease term, using the interest rate implicit in the lease, if known, or an incremental rate on a collateralized basis over a similar term and amount to the lease, and a corresponding right-of-use asset. Operating leases are included in operating lease right-of-use assets, current portion of operating lease liabilities and operating lease liabilities, excluding current portion, on the condensed consolidated balance sheets. Lease expense is recognized over the lease term on a straight-line basis. Lease terms include options to extend the lease when it is reasonably certain the Company will exercise the option. For leases with a term of twelve months or less, the Company does not record a right-of-use asset and a lease liability and records lease expense on a straight-line basis. See Note 8 to the condensed consolidated financial statements.

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

The following table sets forth operating results and certain other financial data for the Company’s lime and limestone operations segment and other (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenues	2021	2020	2021	2020
Lime and limestone operations	$51,749	$43,473	$141,847	$119,049
Other	562	254	1,300	665
Total revenues	$52,311	$43,727	$143,147	$119,714
Depreciation, depletion and amortization
Lime and limestone operations	$4,844	$4,706	$15,002	$13,681
Other	145	174	430	543
Total depreciation, depletion and amortization	$4,989	$4,880	$15,432	$14,224
Gross profit (loss)
Lime and limestone operations	$17,128	$14,256	$45,634	$34,802
Other	213	(74)	307	(386)
Total gross profit	$17,341	$14,182	$45,941	$34,416
Operating profit (loss)
Lime and limestone operations	$13,983	$11,347	$36,465	$25,793
Other	213	(74)	307	(386)
Total operating profit	$14,196	$11,273	$36,772	$25,407
Identifiable assets, at period end
Lime and limestone operations	$204,841	$194,819	$204,841	$194,819
Other	106,067	76,888	106,067	76,888
Total identifiable assets	$310,908	$271,707	$310,908	$271,707
Capital expenditures
Lime and limestone operations	$5,955	$3,022	$23,731	$13,621
Other	—	—	—	—
Total capital expenditures	$5,955	$3,022	$23,731	$13,621

5. Income Per Share of Common Stock

On April 30, 2021, the shareholders approved an increase in the Company’s number of authorized shares of common stock from 15,000,000 to 30,000,000. At September 30, 2021, the Company had 30,000,000 shares of common stock authorized and 5,658,467 shares outstanding.

The following table sets forth the computation of basic and diluted income per common share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income for basic and diluted income per common share	$11,308	$9,324	$29,432	$20,969
Weighted-average shares for basic income per common share	5,658	5,630	5,656	5,628
Effect of dilutive securities:
Employee and director stock options(1)	13	11	12	10
Adjusted weighted-average shares and assumed exercises for diluted income per common share	5,671	5,641	5,668	5,638
Basic net income per common share	$2.00	$1.66	$5.20	$3.73
Diluted net income per common share	$1.99	$1.65	$5.19	$3.72
(1)	Excludes 0 and 7 stock options for the three- and nine month 2020 periods, respectively, as anti-dilutive because the exercise price exceeded the average per share market price for the period.

6. Inventories, Net

Inventories are valued principally at the lower of cost, determined using the average cost method, or net realizable value. Costs for raw materials and finished goods include materials, labor, and production overhead. Inventories, net consisted of the following (in thousands):

	September 30,	December 31,
	2021	2020
Lime and limestone inventories:
Raw materials	$2,905	$4,279
Finished goods	2,787	2,866
	5,692	7,145
Service parts inventories	9,068	8,065
	$14,760	$15,210

7. Banking Facilities and Debt

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

As of September 30, 2021, the Company had no debt outstanding and no draws on the Revolving Facility other than $0.4 million of letters of credit, which count as draws against the available commitment under the Revolving Facility.

8. Leases

The Company has operating leases for the use of equipment, corporate office space, and some of its terminal and distribution facilities. The leases have remaining lease terms of 1 to 7 years, with a weighted-average remaining lease term of 3 years at each of September 30, 2021 and December 31, 2020. Some operating leases include options to extend the leases for up to 5 years. The liability for the Company’s operating leases was discounted to present value using a weighted-average discount rate of 2.9% and 3.4% at September 30, 2021 and December 31, 2020, respectively.

The components of lease costs for the three and nine months ended September 30, 2021 and 2020 were as follows (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
	Classification	2021	2020	2021	2020
Operating lease costs(1)	Cost of revenues	$444	$374	$1,279	$1,214
Operating lease costs(1)	Selling, general and administrative expenses	64	68	196	182
Rental revenues	Interest and other income, net	(28)	(27)	(69)	(62)
Net operating lease costs		$480	$415	$1,406	$1,334
(1)	Includes the costs of leases with a term of 12 months or less.

As of September 30, 2021, future minimum payments under operating leases that were either non-cancelable or subject to significant penalty upon cancellation, including future minimum payments under renewal options that the Company is reasonably certain to exercise, were as follows (in thousands):

2021 (excluding the nine months ended September 30, 2021)	$329
2022	793
2023	443
2024	436
2025	291
Thereafter	830
Total future minimum lease payments	3,122
Less imputed interest	(103)
Present value of lease liabilities	$3,019

Supplemental cash flow information pertaining to the Company’s leasing activity for the nine months ended September 30, 2021 and 2020 is as follows (in thousands):

	Nine Months Ended September 30,
	2021	2020
Cash payments for operating lease liabilities	$1,059	$1,256
Right-of-use assets obtained in exchange for operating lease obligations	$1,545	$17

9. Income Taxes

The Company has estimated that its effective income tax rate for 2021 will be 20.1%. The primary reason for the effective income tax rate being below the federal statutory rate is due to statutory depletion, which is allowed for income tax purposes and is a permanent difference between net income for financial reporting purposes and taxable income.

10. Dividends

On September 10, 2021, the Company paid $0.9 million in cash dividends, based on a dividend of $0.16 per share of its common stock, to shareholders of record at the close of business on August 20, 2021. On June 11, 2021, the Company paid $0.9 million in cash dividends, based on a dividend of $0.16 per share of its common stock, to shareholders of record at the close of business on May 21, 2021. On March 12, 2021, the Company paid $0.9 million in cash dividends, based on a dividend of $0.16 per share of its common stock, to shareholders of record at the close of business on February 19, 2021.

11. Subsequent Event

On October 27, 2021, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.16 per share on the Company’s common stock. This dividend is payable on December 10, 2021 to shareholders of record at the close of business on November 19, 2021.

ITEM 2:     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements. Any statements contained in this Report that are not statements of historical fact are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements in this Report, including without limitation statements relating to the Company’s plans, strategies, objectives, expectations, intentions, and adequacy of resources, are identified by such words as “will,” “could,” “should,” “would,” “believe,” “possible,” “potential,” “expect,” “intend,” “plan,” “schedule,” “estimate,” “anticipate” and “project.” The Company undertakes no obligation to publicly update or revise any forward-looking statements. The Company cautions that forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from expectations, including without limitation the following: (i) the Company’s plans, strategies, objectives, expectations, and intentions are subject to change at any time at the Company’s discretion; (ii) the Company’s plans and results of operations will be affected by its ability to maintain and increase its revenues and manage its growth; (iii) the Company’s ability to meet short-term and long-term liquidity demands, including meeting the Company’s operating and capital needs, including possible acquisitions and paying dividends, and conditions in the credit and equity markets, including the ability of the Company’s customers to meet their obligations; (iv) interruptions to operations and increased expenses at the Company’s facilities resulting from changes in mining methods or conditions, variability of chemical or physical properties of the Company’s limestone and its impact on process equipment and product quality, inclement weather conditions, including more severe and frequent weather events resulting from climate change, natural disasters, accidents, IT systems failures or disruptions, including due to cyber-security incidents or ransomware attacks, utility disruptions, supply chain disruptions, labor shortages, or regulatory requirements; (v) volatile coal, petroleum coke, diesel, natural gas, electricity, transportation and freight costs and the consistent availability of trucks, truck drivers and rail cars to deliver the Company’s products to its customers and solid fuels to its plants on a timely basis at competitive prices; (vi) unanticipated delays or cost overruns in completing modernization and expansion and development projects; (vii) the Company’s ability to expand its lime and limestone operations through projects and acquisitions of businesses with related or similar operations, including the Carthage acquisition, and the Company’s ability to obtain any required financing for such projects and acquisitions, to integrate the projects and acquisitions into the Company’s overall operations, and to sell any resulting increased production at acceptable prices; (viii) inadequate demand and/or prices for the Company’s lime and limestone products due to increased competition from competitors, increasing competition for certain customer accounts, conditions in the U.S. economy, recessionary pressures in, and the impact of government policies on, particular industries, including oil and gas services, utility plants, steel, construction, and industrial, effects of governmental fiscal and budgetary constraints, including the level of highway construction and infrastructure funding, changes to tax law, legislative impasses, extended governmental shutdowns, trade wars, tariffs, economic and regulatory uncertainties under state governments and the United States Administration and Congress, Federal Reserve responses to inflationary concerns, and inability to continue to maintain or increase prices for the Company’s products, including passing through the increased costs and availability of transportation, supplies, labor, and services; (ix) ongoing and possible new regulations, investigations, enforcement actions and costs, legal expenses, penalties, fines, assessments, litigation, judgments and settlements, taxes and disruptions and limitations of operations, including those related to climate change, health and safety, human capital, diversity, and other environmental, social, governance, and sustainability considerations, and those that could impact the Company’s ability to continue or renew its operating permits or successfully secure new permits in connection with its modernization and expansion and development projects; (x) estimates of reserves and remaining lives of reserves; (xi) the ongoing impact of the novel coronavirus (“COVID-19”) pandemic and current or future variants of the COVID-19 virus and governmental responses thereto, including decreased demand, lower prices, tightened labor and other markets, and increased costs, and the risk of non-compliance with health and safety protocols, social distancing and mask guidelines, and vaccination requirements, on the Company’s financial condition, results of operations, cash flows, and competitive position; (xii) the impact of social or political unrest; (xiii) risks relating to mine safety and reclamation and remediation; and (xiv) other risks and uncertainties set forth in this Report or indicated from time to time in the Company’s filings with the Securities and Exchange Commission (the “SEC”), including the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

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

On July 1, 2020, we acquired Carthage Crushed Limestone (“Carthage”), a limestone mining and production company located in Carthage, Missouri, for $8.4 million cash. Carthage provides aggregate and pulverized limestone products that are used primarily in the agriculture, roofing, and construction industries. Carthage contributed $7.4 million to our revenues for the nine-months ended September 30, 2021 compared to $2.3 million for the nine-months ended September 30, 2020.

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

Our lime and limestone revenues increased 19.0% and 19.2% in the third quarter and first nine months 2021, respectively, compared to the third quarter and first nine months 2020. In the second and third quarters 2020, the COVID-19 pandemic and related governmental restrictions on business activities resulted in a general economic slowdown, which disproportionately impacted certain industries that purchase our products, including oil and gas services, environmental, and steel. The increase in lime and limestone revenues in the third quarter 2021, compared to the third quarter 2020, resulted primarily from increased sales to our construction, steel, industrial, environmental, and oil and gas customers. Including the added Carthage revenues, the increase in lime and limestone revenues in the first nine months 2021, compared to the first nine months 2020, resulted primarily from increased sales to our construction, steel, environmental, and roofing customers. Revenues in in the third quarter and first nine months 2021 were also favorably impacted by increases of 0.5% and 1.6%, respectively, in the average selling prices for our lime and limestone products.

Our lime and limestone gross profit increased 20.1% and 31.1% in the third quarter and first nine months 2021, respectively, compared to the third quarter and first nine months 2020. The increases in gross profit in the 2021 periods, compared to the comparable 2020 periods, resulted primarily from the increased revenues discussed above and increased operating efficiencies, partially offset by higher fuel costs, including solid fuels, natural gas, and diesel.

Federal responses to the COVID-19 pandemic, including mandates that employers with 100 or more employees require vaccination or weekly virus testing, have been announced and are in the process of final rule implementation. We are assessing the impact of these federal requirements, as well as their intersection with state requirements in the locations in which we operate. Implementation of new pandemic related requirements, new variants of the virus and the possibility of new wide-spread or localized outbreaks of the virus could have a material adverse effect on our financial condition, results of operations, cash flows and competitive position. Additionally, we continue to experience lower availability of labor and certain supplies and services and rising costs as the economy adjusts to a post-pandemic environment.

Looking ahead, we anticipate continued inflationary pressures and challenges in the availability and costs of fuel and many of our inputs while the broader economy adjusts to its reopened status. We will continue to monitor the evolving COVID-19 situation and adjust our operations as necessary.

Liquidity and Capital Resources.

Net cash provided by operating activities was $44.1million in the first nine months 2021, compared to $41.9 million in the first nine months 2020, an increase of $2.2 million, or 5.3%. Our net cash provided by operating activities is composed of net income, depreciation, depletion and amortization (“DD&A”), deferred income taxes, stock-based compensation, other non-cash items included in net income and changes in working capital. In the first nine months 2021, net cash provided by operating activities was principally composed of $29.4 million net income, $15.6 million DD&A, $2.0 million deferred income taxes, $1.7 million stock-based compensation, and a $4.7 million decrease from changes in operating assets and liabilities. Changes in operating assets and liabilities in the first nine months 2021 included an increase of $6.3 million in trade receivables, net, due primarily from increased sales in the third quarter 2021 compared to the fourth quarter 2020, a decrease of $0.8 million in prepaid expenses and other assets, and a decrease of $0.5 million in inventories. In the first nine months 2020, net cash provided by operating activities was principally composed of $21.0 million net income, $14.4 million DD&A, $4.4 million deferred income taxes, $1.3 million stock-based compensation, and a $0.7 million increase from changes in operating assets and liabilities. Changes in operating assets and liabilities in the first nine months 2020 included an increase of $0.8 million in trade receivables, net, an increase of $1.2 million in inventories, and an increase of $2.3 million in accounts payable and accrued expenses, primarily due to timing of payments on certain capital projects and the deferral of the payment of certain payroll taxes provided for under the CARES Act in the second and third quarters.

We had $23.7 million in capital expenditures in the first nine months 2021, compared to $22.0 million in the first nine months 2020, which included $8.4 million for the acquisition of Carthage. Capital expenditures in the first nine months 2021 included $9.8 million of investment to develop our Love Hollow Quarry and improve the transportation infrastructure between the Love Hollow Quarry and our Arkansas Lime production facilities. Net cash used in financing activities was $2.7 million in the first nine months 2021, compared to $2.9 million in the first nine months 2020, consisting primarily of cash dividends paid in each period.

Cash and cash equivalents increased $17.8 million to $101.4 million at September 30, 2021, from $83.6 million at December 31, 2020.

We are not committed to any planned capital expenditures until actual orders are placed for equipment. As of September 30, 2021, we did not have any material commitments for open purchase orders.

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

At September 30, 2021, we had no debt outstanding and no draws on the Revolving Facility other than $0.4 million of letters of credit which count as draws against the available commitment under the Revolving Facility. We believe that, absent a significant acquisition, cash on hand and cash flows from operations will be sufficient to meet our operating needs, ongoing capital needs, including current and possible future modernization, expansion, and development projects, and liquidity needs and allow us to pay regular quarterly cash dividends for the near future.

Results of Operations.

Revenues in the third quarter 2021 were $52.3 million, compared to $43.7 million in the third quarter 2020, an increase of $8.6 million, or 19.6%. For the first nine months 2021, revenues were $143.1 million, compared to $119.7 million in the first nine months 2020, an increase of $23.4 million, or 19.6%. Revenues from our lime and limestone operations in the third quarter 2021 increased $8.3 million, or 19.0%, to $51.7 million from $43.5 million in the third quarter 2020. For the first nine months 2021, revenues from our lime and limestone operations increased $22.8 million, or 19.2%, to $141.8 million, compared to $119.0 million in the first nine months 2020. The increase in lime and limestone revenues in the third quarter were primarily due to an 18.5% increase in sales volume, compared to the third quarter 2020, principally due to increased demand from our construction, steel, industrial, environmental, and oil and gas customers. In addition to the added Carthage revenues, the increase in lime and limestone revenues in the first nine months 2021, compared to the first nine months 2020, resulted primarily from increased sales volume of 17.1% principally due to increased demand from our construction, steel, environmental, and roofing customers. Revenues also included $0.6 million and $1.3 million from our natural gas interests in the third quarter and first nine months 2021, respectively, compared to $0.3 million and $0.7 million in the comparable 2020 periods, respectively.

Gross profit was $17.3 million and $45.9 million in the third quarter and first nine months 2021, respectively, compared to $14.2 million and $34.4 million in the comparable 2020 periods, increases of $3.2 million and $11.5 million, or 22.3% and 33.5%, respectively. Gross profit from our lime and limestone operations in the third quarter and first nine months 2021 was $17.1 million and $45.6 million, respectively, compared to $14.3 million and $34.8 million in the comparable 2020 periods, increases of $2.9 million, or 20.1%, and $10.8 million, or 31.1%, respectively. The increases in gross profit in the 2021 periods, compared to the comparable 2020 periods, resulted primarily from the increased revenues discussed above and increased operating efficiencies, partially offset by higher fuel costs. Gross profit also included $213 thousand and $307 thousand from our natural gas interests in the third quarter and first nine months 2021, respectively, compared to losses of $74 thousand and $386 thousand in the third quarter and first nine months 2020, respectively.

Selling, general and administrative (“SG&A”) expenses were $3.1 million in the third quarter 2021, compared to $2.9 million in the third quarter 2020, an increase of $0.2 million, or 8.1%. SG&A expenses were $9.2 million in the first nine months 2021, compared to $9.0 million in the first nine months 2020, an increase of $0.2 million, or 1.8%. The increase in SG&A expenses in the third quarter 2021, compared to the third quarter 2020, was primarily due to increased personnel expenses, including stock-based compensation. In the first nine months 2021, compared to the first nine months 2020, the increased personnel expenses were partially offset by lower legal expenses in the first nine months 2020, compared to higher legal expenses in the first nine months 2020, which were largely related to the acquisition of Carthage in the first nine months 2020.

Interest expense was $63 thousand in the third quarter 2021, compared to $62 thousand in the third quarter 2020, and $187 thousand in the first nine months 2021, compared to $186 thousand in the first nine months 2020. We had no outstanding debt during any of the periods. Interest and other income, net was $147 thousand and $272 thousand in the third quarter and first nine months 2021, respectively, compared to $49 thousand and $400 thousand, respectively, in the comparable 2020 periods.

Income tax expense was $3.0 million and $7.4 million in the third quarter and first nine months 2021, respectively, compared to $1.9 million and $4.7 million, respectively, in the comparable 2020 periods. Our effective income tax rate was reduced from the federal rate primarily due to statutory depletion, which is allowed for income tax purposes and is a permanent difference between net income for financial reporting purposes and taxable income.

Our net income was $11.3 million ($1.99 per share diluted) in the third quarter 2021, compared to net income of $9.3 million ($1.65 per share diluted) in the third quarter 2020, an increase of $2.0 million, or 21.3%. Net income in the first nine months 2021 was $29.4 million ($5.19 per share diluted), an increase of $8.5 million, or 40.4%, compared to net income of $21.0 million ($3.72 per share diluted) in the first nine months 2020.

ITEM 3:     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk.

We could be exposed to changes in interest rates, primarily as a result of floating interest rates on the Revolving Facility. There was no outstanding balance on the Revolving Facility subject to interest rate risk at September 30, 2021. Any future borrowings under the Revolving Facility would be subject to interest rate risk. See Note 7 of Notes to Condensed Consolidated Financial Statements.

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

PART II.     OTHER INFORMATION

ITEM 2:     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our Amended and Restated 2001 Long-Term Incentive Plan allows employees and directors to pay the exercise price for stock options and the tax withholding liability upon the lapse of restrictions on restricted stock by payment in cash and/or delivery of shares of common stock.   There were no repurchases in the third quarter 2021 pursuant to these provisions or otherwise.

ITEM 4:    MINE SAFETY DISCLOSURES

Under Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of SEC Regulation S-K, each operator of a coal or other mine is required to include disclosures regarding certain mine safety results in its periodic reports filed with the SEC. The operation of our quarries, underground mine and plants is subject to regulation by the federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977. The required information regarding certain mining safety and health matters, broken down by mining complex, for the quarter ended September 30, 2021 is presented in Exhibit 95.1 to this Report.

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

UNITED STATES LIME & MINERALS, INC.

October 28, 2021	By:	/s/ Timothy W. Byrne
Timothy W. Byrne
President and Chief Executive Officer
(Principal Executive Officer)

October 28, 2021	By:	/s/ Michael L. Wiedemer
Michael L. Wiedemer
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)