Form 10-K
period 2021-12-31
UNITED STATES LIME & MINERALS INC
filed 2022-03-10
CIK 82020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

The aggregate market value of Common Stock held by non-affiliates computed as of the last business day of the Registrant’s quarter ended June 30, 2021: $289,358,791.

Number of shares of Common Stock outstanding as of March 9, 2022: 5,668,165.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the Registrant’s definitive Proxy Statement to be filed for its 2022 Annual Meeting of Shareholders. Part IV incorporates certain exhibits by reference from the Registrant’s previous filings.

ii

PART I

ITEM 1. BUSINESS.

General.

United States Lime & Minerals, Inc. (the “Company,” the “Registrant,” “We” or “Our”), which was incorporated in 1950, conducts its business primarily through its Lime and Limestone Operations segment. The Company’s Other operations relate to its natural gas interests.

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

Lime and Limestone Operations.

Business and Products. The Company, through its Lime and Limestone Operations, is a manufacturer of lime and limestone products, supplying primarily the construction (including highway, road and building contractors), industrial (including paper and glass manufacturers), metals (including steel producers), environmental (including municipal sanitation and water treatment facilities and flue gas treatment processes), roof shingle manufacturers, agriculture (including poultry and cattle feed producers), and oil and gas services industries. The Company is headquartered in Dallas, Texas and operates lime and limestone plants and distribution facilities in Arkansas, Colorado, Louisiana, Missouri, Oklahoma and Texas through its wholly owned subsidiaries, Arkansas Lime Company, ART Quarry TRS LLC (DBA Carthage Crushed Limestone), Colorado Lime Company, Mill Creek Dolomite, LLC, Texas Lime Company, U.S. Lime Company, U.S. Lime Company—Shreveport, U.S. Lime Company—St. Clair and U.S. Lime Company—Transportation.

The Company extracts high-quality limestone from its open-pit quarries and underground mines and then processes it for sale as pulverized limestone, aggregate, quicklime, hydrated lime and lime slurry. Pulverized limestone (also referred to as ground calcium carbonate) (“PLS”) is produced by applying heat to dry the limestone, which is then ground to granular and finer sizes. Quicklime (calcium oxide) is produced by heating limestone to very high temperatures in kilns in a process called calcination. Hydrated lime (calcium hydroxide) is produced by reacting quicklime with water in a controlled process. Lime slurry (milk of lime) is a suspended solution of calcium hydroxide produced by mixing quicklime with water in a lime slaker.

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

Product Sales. In 2021, the Company sold almost all of its lime and limestone products in the states of Arkansas, Arizona, Colorado, Georgia, Illinois, Indiana, Iowa, Kansas, Louisiana, Mississippi, Missouri, New Mexico, Oklahoma, Tennessee and Texas. Sales were made primarily by the Company’s ten sales employees who call on current and potential customers and solicit orders, which are generally made on a purchase-order basis. The Company also receives orders in response to bids that it prepares and submits to current and potential customers.

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

Approximately 650 customers accounted for the Company’s sales of lime and limestone products during 2021. No single customer accounted for more than 10% of such sales. The Company is generally not subject to significant customer demand and credit risks as its customers are considerably diversified within our geographic region and by industry concentration. However, given the nature of the lime and limestone industry, the Company’s profits are very sensitive to changes in sales volumes, prices, and costs.

Lime and limestone products are transported by truck and rail to customers generally within a radius of 400 miles of each of the Company’s plants. All of the Company’s 2021 sales were made within the United States.

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

Limestone Mineral Resources and Reserves. The Company’s limestone mineral resources and reserves contain at least 96% calcium carbonate (CaCO3). The Company has three subsidiaries that extract limestone from open-pit quarries: Texas Lime Company (“Texas Lime”), which is located near Cleburne, Texas; Arkansas Lime Company (“Arkansas Lime”), which is located near Batesville, Arkansas; and Mill Creek Dolomite, LLC (“Mill Creek”), which the Company acquired on February 9, 2022, located near Mill Creek, Oklahoma. U.S. Lime Company—St. Clair (“St. Clair”) extracts limestone from an underground mine located near Marble City, Oklahoma. Carthage Crushed Limestone (“Carthage”) extracts limestone from an underground mine located in Carthage, Missouri. Colorado Lime Company (“Colorado Lime”) owns property containing limestone deposits at Monarch Pass, Colorado. Existing crushed stone stockpiles on the property are being used to provide feedstock to the Company’s plant in Delta, Colorado. Access to all properties is provided by paved roads and, in the case of Arkansas Lime, St. Clair, Carthage, and Mill Creek, also by rail. During each of the years ended December 31, 2021, 2020 and 2019, the Company mined approximately 3 million tons of limestone from its quarries and mines.

The Company engaged SYB Group, LLC (“SYB”) to serve as the Qualified Person (“QP”) to prepare estimates of the limestone mineral resources and reserves, as of December 31, 2021, at all of its properties except for Carthage and Colorado Lime. The QP was not retained to prepare estimates at Carthage and Colorado Lime because the Company has not completed a drilling program sufficient to enable the QP to prepare estimates of the limestone mineral resources and reserves at those properties.

Summaries of the Company’s total limestone mineral resources and reserves for all properties other than Carthage and Colorado Lime as of December 31, 2021 are shown below. The terms “Mineral Resource”, “Measured Resources”, “Indicated Resources”, “Mineral Reserves”, “Proven Reserves” and “Probable Reserves” are defined in accordance with SEC Regulation S-K subpart 229.1300 governing disclosures by registrants engaged in mining operations. Limestone mineral reserves are included in limestone mineral resources, net of any mining loss factors.

Summary of Total Limestone Mineral Resources as of December 31, 2021 Based on $11.05[1]
Measured Resources (tons)	Cutoff Grade	Indicated Resources (tons)	Cutoff Grade	Measured + Indicated Resources (tons)	Cutoff Grade
284,992,994	Above 96.0% (CaCO3)	137,986,334	Above 96.0% (CaCO3)	422,979,328	Above 96.0% (CaCO3)

1 Price source from U.S. Geological Survey Mineral Commodity Summaries 2021, based on short tons

Summary of Total Limestone Mineral Reserves as of December 31, 2021, Based on $11.05[1]
Proven Reserves (tons)	Cutoff Grade	Probable Reserves (tons)	Cutoff Grade	Total Mineral Reserves (tons)	Cutoff Grade
164,145,961	Above 96.0% (CaCO3)	72,037,300	Above 96.0% (CaCO3)	236,183,261	Above 96.0% (CaCO3)

1 Price source from U.S. Geological Survey Mineral Commodity Summaries 2021, based on short tons

Set forth below is a description of each of the Company’s mining properties. The Company considers the four mining properties associated with Texas Lime, Arkansas Lime (2 properties) and St. Clair to be material for purposes of application of SEC Regulation S-K subpart 229.1300. Included in the description of each of these four material mining properties are disclosures with respect to such property’s limestone mineral resources and reserves. For additional information with respect to these four properties, see the Technical Report Summaries prepared by SYB, as of December 31, 2021, in Exhibits 96.1-96.4 to this Report on Form 10-K.

Texas Lime owns a quarry and has PLS, lime, and hydrated lime production facilities, located on approximately 5,200 acres of land in Johnson County, Texas that contains known high-quality limestone resources in a bed averaging 25 to 35 feet in thickness (the “Texas Lime Quarry”). As of December 31, 2021, Texas Lime had 117 million tons of measured limestone mineral resources, which included 63 million tons of proven reserves plus 48 million tons of probable reserves. Assuming the current level of production and recovery rate is maintained, the Company estimates that these reserves are sufficient to sustain operations for approximately 75 years. The tables below summarize the limestone mineral resources and reserves at the Texas Lime Quarry as of December 31, 2021.

Texas Lime Quarry - Summary of Limestone Mineral Resources
as of December 31, 2021 Based on $11.05 Crushed Stone [1]
Resource Category	Resources (tons)	Cutoff Grade	Processing Recovery
Measured Mineral Resources	116,532,906	96.0 (CaCO3)	N/A
Indicated Mineral Resources	-	-	N/A
Total Measured + Indicated	116,532,906	96.0 (CaCO3)	N/A

1 Price source from U.S. Geological Survey Mineral Commodity Summaries 2021, based on short tons

Texas Lime Quarry - Summary of Limestone Mineral Reserves
as of December 31, 2021 Based on $11.05 Crushed Stone [1]
Resource Category	Reserves (tons)	Cutoff Grade	Mining Recovery
Proven Reserves	63,173,961	96.0(CaCO3)	95%
Probable Reserves	47,532,300	96.0(CaCO3)	95%
Total Mineral Reserves	110,706,261	96.0(CaCO3)	95%

1 Price source from U.S. Geological Survey Mineral Commodity Summaries 2021, based on short tons

Arkansas Lime owns a quarry, and has PLS, lime, and hydrated lime production facilities, located on approximately 1,260 acres of land located in Independence County, Arkansas that contains known high-quality limestone resources in a bed averaging 60 feet in thickness (the “Batesville Quarry”). As of December 31, 2021, the Batesville Quarry had 8 million tons of indicated limestone mineral resources and 16 million tons of measured limestone mineral resources, which included 9 million tons of proven reserves and 3 million tons of probable reserves. Based on forecasted production levels and recovery rates, the Company estimates that these reserves are sufficient to sustain operations for approximately 25 years. The tables below summarize the limestone mineral resources and reserves at the Batesville Quarry as of December 31, 2021.

Batesville Quarry - Summary of Limestone Mineral Resources
as of December 31, 2021 Based on $11.05 Crushed Stone [1]
Resource Category	Resources (tons)	Cutoff Grade	Processing Recovery
Measured Mineral Resources	16,010,088	96.0 (CaCO3)	N/A
Indicated Mineral Resources	8,239,334	96.0 (CaCO3)	N/A
Total Measured + Indicated	24,249,422	96.0 (CaCO3)	N/A

1 Price source from from U.S. Geological Survey Mineral Commodity Summaries 2021, based on short tons

Batesville Quarry - Summary of Limestone Mineral Reserves
as of December 31, 2021 Based on $11.05 Crushed Stone [1]
Resource Category	Reserves (tons)	Cutoff Grade	Mining Recovery[2]
Proven Reserves	9,085,000	96.0(CaCO3)	82%/75%
Probable Reserves	3,458,000	96.0(CaCO3)	82%/75%
Total Mineral Reserves	12,543,000	96.0(CaCO3)	82%/75%

1 Price source from U.S. Geological Survey Mineral Commodity Summaries 2021, based on short tons

2Mining recovery is listed as open pit/underground recovery

In 2005, the Company acquired an additional quarry associated with Arkansas Lime, located on approximately 2,500 acres of land in Izard County, Arkansas (the “Love Hollow Quarry”). The Company is improving the transportation infrastructure between the Love Hollow Quarry and Arkansas Lime’s production facilities and incurring other development costs to prepare the Love Hollow Quarry for mining, in anticipation of sourcing a portion of the Arkansas Lime plant’s limestone requirements from the Love Hollow Quarry during 2022. As of December 31, 2021, the Love Hollow Quarry had 116 million tons of measured limestone mineral resources, which included 69 million tons of proven reserves and 21 million tons of probable reserves. Based on forecasted production levels and recovery rates, the Company estimates that these reserves are sufficient to sustain operations for approximately 80 years. The tables below summarize the limestone mineral resources and reserves at the Love Hollow Quarry as of December 31, 2021.

Love Hollow Quarry - Summary of Limestone Mineral Resources
as of December 31, 2021 Based on $11.05 Crushed Stone [1]
Resource Category	Resources (tons)	Cutoff Grade	Processing Recovery
Measured Mineral Resources	115,802,000	96.0 (CaCO3)	N/A
Indicated Mineral Resources	-	-	N/A
Total Measured + Indicated	115,802,000	96.0 (CaCO3)	N/A

1 Price source from U.S. Geological Survey Mineral Commodity Summaries 2021, based on short tons

Love Hollow Quarry - Summary of Limestone Mineral Reserves
as of December 31, 2021 Based on $11.05 Crushed Stone [1]
Resource Category	Reserves (tons)	Cutoff Grade	Mining Recovery[2]
Proven Reserves	68,500,000	96.0(CaCO3)	95%/75%
Probable Reserves	21,047,000	96.0(CaCO3)	95%/75%
Total Mineral Reserves	89,547,000	96.0(CaCO3)	95%/75%

1 Price source from U.S. Geological Survey Mineral Commodity Summaries 2021, based on short tons

2 Mining recovery is listed as open pit/underground recovery

St. Clair operates an underground mine and has PLS, lime, and hydrated lime production facilities located on approximately 1,400 acres that it owns in Sequoyah County, Oklahoma containing high-quality limestone resources and also has long-term mineral leases that provide the right to mine high-quality limestone resources contained in approximately 1,340 adjacent acres (the “St. Clair Mine”). As of December 31, 2021, the St. Clair Mine had 148 million tons of indicated limestone mineral resources and 36 million tons of measured limestone mineral resources, including 23 million tons of proven reserves. Assuming the current level of production and recovery rate is maintained, the Company estimates that these reserves are sufficient to sustain operations for approximately 55 years. The tables below summarize the limestone mineral resources and reserves at the St. Clair Mine as of December 31, 2021.

St. Clair Mine - Summary of Limestone Mineral Resources
as of December 31, 2021 Based on $11.05 Crushed Stone [1]
Resource Category	Resources (tons)	Cutoff Grade	Processing Recovery
Measured Mineral Resources	36,648,000	96.0 (CaCO3)	N/A
Indicated Mineral Resources	129,747,000	96.0 (CaCO3)	N/A
Total Measured + Indicated	166,395,000	96.0 (CaCO3)	N/A

1 Price source from U.S. Geological Survey Mineral Commodity Summaries 2021, based on short tons

St. Clair Mine - Summary of Limestone Mineral Reserves
as of December 31, 2021 Based on $11.05 Crushed Stone [1]
Resource Category	Reserves (tons)	Cutoff Grade	Mining Recovery
Proven Reserves	23,387,000	96.0(CaCO3)	81%
Probable Reserves	-	96.0(CaCO3)	81%
Total Mineral Reserves	23,387,000	96.0(CaCO3)	81%

1 Price source from U.S. Geological Survey Mineral Commodity Summaries 2021, based on short tons

Carthage operates an underground mine and has limestone production facilities located on approximately 800 acres that it owns containing high-quality limestone. In addition, Carthage has the right to mine the high-quality limestone contained in approximately 760 adjacent acres pursuant to long-term mineral leases.

Mill Creek, which the Company acquired on February 9, 2022, operates an open pit quarry and production facilities located on approximately 570 acres that it owns where it mines and processes industrial grade crushed dolomite.

Colorado Lime acquired the Monarch Pass Quarry in November 1995 and has not carried out any mining on the property. The Monarch Pass Quarry, which had been operated for many years until the early 1990s, contains a mixture of limestone types, including high-quality calcium limestone and dolomite.

Internal Controls Over Limestone Mineral Resources and Reserves Estimates. Internal control procedures followed by the Company’s Quality Control/Quality Assurance Laboratories (“QC/QA Lab”) and its contract geologists when assessing properties for limestone mineral resources and reserves estimates are clearly defined. Core drilling is conducted under the direct supervision of the geologists, and all core data is logged using a standard protocol. The geologists are responsible for examining the core and compiling an interval list for X-Ray Florescence (“XRF”) analysis. Splits of cores are bagged and labeled with the depth interval to be analyzed, with the remaining split boxed and stored for reference. Bagged intervals are submitted to the Company’s certified QC/QA Lab for XRF analysis, with any samples not destroyed by the testing process retained at the Company’s core storage facility.

When classifying limestone mineral resources and reserves, the Company’s contract geologists apply a fixed cutoff grade and set parameters of geologic confidence to classify the respective resources and reserves. Company management reviews the geologists’ assessments for reasonableness.

Quarrying and Mining. The Company extracts limestone by the open-pit method at its Texas and Batesville Quarries and will do so initially at the Love Hollow Quarry, beginning in 2022. The Monarch Pass Quarry is also an open-pit quarry but is not being mined at this time. The open-pit method consists of removing any overburden comprising soil and other substances, including inferior limestone, and then extracting the exposed high-quality limestone. The Company removes such overburden by utilizing both its own employees and equipment and those of outside contractors. Open-pit mining is generally less expensive than underground mining. The principal disadvantage of the open-pit method is that operations are subject to inclement weather and overburden removal. The limestone is extracted by drilling and blasting, utilizing standard mining equipment. At its St. Clair and Carthage underground mines, the Company mines limestone using room and pillar mining. We have no knowledge of any recent changes in the physical quarrying or mining conditions on any of our properties that have materially affected quarrying or mining operations.

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

The Arkansas Lime plant is situated at the Batesville Quarry. Utilizing three preheater rotary kilns, this plant has an annual capacity of approximately 630 thousand tons of quicklime. The Arkansas Lime plant is approximately 21 miles from the Love Hollow Quarry, to which it is connected by railroad. Arkansas Lime’s PLS and hydrating facilities are situated on a tract of 290 acres located approximately two miles from the Batesville Quarry, to which it is connected by a Company-owned railroad. The PLS equipment, depending on the product mix, has the capacity to produce approximately 300 thousand tons of PLS annually.

The St. Clair plant has an annual capacity of approximately 250 thousand tons of quicklime from one vertical kiln and one preheater rotary kiln. The plant also has PLS equipment, which has the capacity to produce approximately 150 thousand tons of PLS annually.

The Carthage plant has facilities located next to the mine that produce both aggregates and PLS. The equipment has the capacity to produce approximately 900 thousand tons annually.

The Mill Creek plant has facilities located next to the mine that produces dolomitic PLS products. The equipment has the capacity to produce approximately 200 thousand tons annually.

The Company also maintains lime hydrating and bagging equipment at the Texas, Arkansas and St. Clair plants. Storage facilities for lime and limestone products at each plant consist primarily of cylindrical tanks, which are considered by the Company to be adequate to protect its lime and limestone products and to provide an available supply for customers’ needs at the expected volumes of shipments. Equipment is maintained at each plant to load trucks and, at the Arkansas Lime, St. Clair, and Mill Creek plants, to load railroad cars.

Colorado Lime operates a limestone grinding and bagging facility with an annual capacity of approximately 125 thousand tons, located on approximately three and one-half acres of land in Delta, Colorado.

During 2021, the Company’s utilization rate was approximately 63% of its aggregate annual production capacity for the plants in its Lime and Limestone Operations.

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

At December 31, 2021, the Company employed 308 persons, 109 of whom were represented by unions. The Company is a party to three collective bargaining agreements. The collective bargaining agreement for the Texas facilities expires in November 2023. The collective bargaining agreement for the Arkansas facilities expires in January 2023. The collective bargaining agreement for the Carthage facilities expires in May 2022. Overall, the Company believes that its employee relations are generally good.

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

With respect to the Company’s broader employee base, certain employees are eligible to receive annual cash bonuses based on discretionary determinations. Except in the case of Mr. Byrne, the Company has not adopted a formal or informal annual bonus arrangement with pre-set performance goals. Rather, the determination to pay a cash bonus, if any, is made in December each year based on the past performance of the individual and the Company or on the attainment of non-quantified performance goals during the year. In either such case, the discretionary bonus may be based on the specific accomplishments of the individual and/or on the overall performance of the Company. The amounts of the discretionary bonuses for 2021 were based on each employee’s individual performance and accomplishments, as well as those of the Company, including productivity, sales, controlling costs, and contributions made to special projects.

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

The lime industry is characterized by high barriers to entry, including: the scarcity of high-quality limestone deposits on which the required zoning and permitting for extraction can be obtained; the need for lime plants and facilities to be located close to markets, paved roads and railroad networks to enable cost-effective production and distribution; clean air and anti-pollution regulations, including those related to greenhouse gas emissions, which make it more difficult to obtain permitting for new sources of emissions, such as lime kilns; and the high capital cost of the plants and facilities. These considerations reinforce the premium value of operations having permitted, long-term, high-quality limestone resources and good locations and transportation relative to markets.

Lime producers tend to be concentrated on known high-quality limestone formations where competition takes place principally on a regional basis. While the steel industry and environmental-related users are the largest market sectors, the lime industry also counts chemical users and other industrial users, including paper manufacturers, oil and gas services and highway, road and building contractors, among its major customers.

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

Consolidation in the lime industry has left the three largest companies accounting for more than two-thirds of North American production capacity. In addition to the consolidations, and often in conjunction with them, many lime producers have undergone modernization and expansion and development projects to upgrade their processing equipment in an effort to improve operating efficiency. We believe that our modernization and expansion projects in Texas, Arkansas, and Oklahoma and our recent acquisitions, along with our lime slurry operations in Texas, should allow us to continue to remain competitive, protect our markets and position ourselves for the future. In addition, we will continue to evaluate internal and external opportunities for expansion, growth and increased profitability, as conditions warrant, or opportunities arise. We may have to revise our strategy or otherwise consider ways to enhance the value of the Company, including by entering into strategic partnerships, mergers or other transactions.

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

The rate of change of Environmental Laws continues to be rapid, and compliance can require significant expenditures. For example, the Clean Air Act required the Company’s lime plants to obtain Title V operating permits that have significant ongoing compliance costs. In addition to the Title V permits, other environmental operating permits are required for the Company’s operations, and such permits are subject to modification during the permit renewal process and, in rare instances, could be revoked. Over time, the EPA has increased the stringency of the National Ambient Air Quality Standards (“NAAQS”), which are used to establish air emission permitting limits under the Clean Air Act.

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

Although the timing and impact of climate change legislation and of regulations limiting greenhouse gas emissions are uncertain, the consequences of such legislation and regulation are potentially significant for the Company because the production of CO2 is inherent in the manufacture of lime through the calcination of limestone and combustion of fossil fuels. In February 2021, the current Administration rejoined the Paris Agreement. The Agreement commits the United States to reduce greenhouse gas emissions by 26 to 28 percent below 2005 levels by 2025. Future regulation related to the Paris Agreement or other greenhouse gas rulemakings could affect New Source Review permitting or other permitting programs and, thereby, increase the time and costs of plant upgrades and expansions. The passage of climate change legislation, and other regulatory initiatives by the Congress, the states or the EPA that restrict or tax emissions of greenhouse gases, could also adversely affect the Company. There is no assurance that changes in the law or regulations will not be adopted, such as the imposition of greenhouse gas emission limits, a carbon tax, a cap-and-trade program requiring the Company to purchase carbon credits or other measures that would require reductions in emissions or changes to raw materials, fuel use or production rates. Such changes, if adopted, could have a material adverse effect on the Company’s financial condition, results of operations, cash flows and competitive position.

In addition to regulation, several court cases have been filed and decisions issued that may increase the risk of claims being filed by third parties against companies for their greenhouse gas emissions. Such cases may seek to challenge air permits, to force reductions in greenhouse gas emissions or to recover damages for alleged climate change impacts to the environment, people, and property.

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

In September 2020, a non-governmental organization filed a petition for reconsideration asking the EPA to reconsider the Lime MACT and arguing the EPA’s decision to not set limits for hazardous air pollutants was unlawful. The non-governmental organization also initiated litigation, Sierra Club v. EPA, No. 20-1381 (D.C. Cir. September 22, 2020), before the D.C. Circuit Court of Appeals, challenging the Lime MACT. That case is currently held in abeyance due to the D.C. Circuit Court of Appeals’ holding in a separate litigation, Louisiana Environmental Action Network v. EPA, 955 F.3d 1088 (D.C. Cir. 2020) (“Lean”), which involved a challenge to emissions standards for pulp mill combustion sources. In LEAN, the D.C Circuit Court of Appeals held that the EPA had failed to set necessary limits for hazardous air pollutants for pulp mill combustion sources. Based on the holding of LEAN, the EPA determined that, in finalizing the Lime MACT, it did not set all necessary limits for hazardous air pollutant emissions. In April 2021, the U.S. District Court for the District of Columbia extended the deadline for the EPA to take final action on the Lime MACT to February 23, 2023. This new rulemaking will establish new limits for hazardous air pollution emissions as required by the court. The Company is working with the National Lime Association and the EPA to ensure that the rulemaking is science based, accurate, and attainable.

It is uncertain what limits the EPA will ultimately impose on the lime industry and what emission controls may be required. It is probable that it will incorporate more stringent standards which could have a material adverse effect on the Company’s financial condition, results of operations, cash flows and competitive position.

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

The Company incurred capital expenditures related to environmental matters of $0.5 million, $0.7 million, and $1.2 million in 2021, 2020, and 2019, respectively. The Company’s recurring costs associated with managing environmental permitting and waste recycling and disposal (e.g., used oil and lubricants) and maintaining pollution control equipment amounted to $0.7 million, $0.5 million and $0.6 million in 2021, 2020 and 2019, respectively.

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

Citations and orders can be contested before the Federal Mine Safety and Health Review Commission (the “Commission”), and as part of that process, are often reduced in severity and amount, and are sometimes vacated. The Commission is an independent adjudicative agency that provides administrative trial and appellate review of legal disputes arising under the Mine Act. These cases may involve, among other questions, challenges by operators to citations, orders and penalties they have received from MSHA, or complaints of discrimination by miners under section 105 of the Mine Act.

For further information, see Exhibit 95.1 to this Report on Form 10-K.

Reclamation and Remediation. The Company recognizes legal reclamation and remediation obligations associated with the retirement of long-lived assets at their fair value at the time the obligations are incurred (“Asset Retirement Obligations” or “AROs”). Some of the states the Company operates in have reclamation regulations to properly reclaim the surface mines. These regulations require permitting with the respective state to ensure reclamation obligations are met. Over time, the liability for AROs is recorded at its present value each period through accretion expense, and the capitalized cost is amortized over the useful life of the related asset. Upon settlement of the liability, the Company either settles the ARO for its recorded amount or recognizes a gain or loss. AROs are estimated based on studies and the Company’s process knowledge and estimates and are discounted using an appropriate interest rate. The AROs are adjusted when further information warrants an adjustment. The Company believes its accrual of $1.6 million for AROs at December 31, 2021 is reasonable.

Map of United States Lime & Minerals, Inc. Lime and Limestone Operations.

Other.

The Company’s Other operations, consisting of its natural gas interests, are conducted through its wholly owned subsidiary, U.S. Lime Company – O&G, LLC (“U.S. Lime – O&G”) and consist principally of a lease with respect to oil and gas rights on the Cleburne, Texas property, located in the Barnett Shale Formation. Pursuant to the lease, U.S. Lime – O&G has royalty interests ranging from 15.4% to 20% in oil and gas produced from any successful wells drilled on the leased property and an option to participate in any well drilled on the leased property as a 20% non-operated working interest owner. At December 31, 2021, the overall average interest under the oil and gas rights lease was 34.7% on 33 producing wells.

U.S. Lime – O&G has also entered into a drillsite agreement with an operator that has an oil and gas lease covering approximately 538 acres of land contiguous to our Johnson County, Texas property. Pursuant to the drillsite agreement, U.S. Lime – O&G has a 3% royalty interest and a 12.5% non-operated working interest. At December 31, 2021, U.S. Lime – O&G had a combined 12.4% royalty and non-operated working interest on 6 active wells drilled on a padsite located on the Johnson County, Texas property.

No new wells have been completed since 2011, and there are no plans to drill additional wells under either the oil and gas lease or the drillsite agreement. The carrying values of the long-lived assets related to the Company’s natural gas interests were $1.5 million as of December 31, 2021.

ITEM 1A. RISK FACTORS.

COVID-19 Risks

Our financial condition, results of operations, cash flows, and competitive position could be materially adversely impacted by the COVID-19 pandemic.  The extent to which COVID-19, and measures taken in response thereto, could materially adversely affect our financial condition, results of operations, cash flows and competitive position will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic, including current and future variants of the COVID-19 virus, and actions taken by governmental authorities, including the effectiveness and administration of vaccine mandates, to contain the business, financial and economic impact of the pandemic. Additionally, the COVID-19 pandemic may result in delays and disruptions to our supply chain, or those of our customers, negatively impact our mine and plant operations, our modernization, expansion and development plans or our ability to integrate recent or future acquisitions, adversely impact demand and prices for our lime and limestone products, and increase our costs.

While we are continuing to execute our business continuity plans in response to the COVID-19 pandemic, there remains the potential for increased disruptions to our lime and limestone business and operations from the pandemic.  Surges of COVID-19 cases and variants of the COVID-19 virus that emerged during 2021 impacted the economic recovery and has ongoing social and economic ramifications. The extent to which the COVID-19 pandemic will continue to affect our business, results of operation and financial condition is difficult to predict and depends on numerous evolving factors including: the duration and scope of the pandemic; government, social, business and other actions that have been and will be taken in response to the pandemic; and the effect of the pandemic on short- and long-term general economic conditions. In recent months, we have experienced, and continue to experience, rising costs and supply chain delays and disruptions, which may be amplified by new variants of the COVID-19 virus and governmental responses to any outbreaks of infections. In addition, a related economic slowdown may put downward pressure on the prices that we are able to realize for our lime and limestone products.

The continued impact of COVID-19 may limit our ability to produce, sell and deliver our lime and limestone products to our customers; cause key management and plant-level employees not to be available to us; result in mine and plant shutdowns due to contagion, in which case we may not be able to shift production to our other mines and plants; cause delays and disruptions to our supply chain as it relates to our suppliers, as well as delay and disrupt the supply chains of our customers; impede our ability to maintain and repair our plants and equipment; negatively impact our modernization, expansion, and development plans; negatively impact our ability to integrate acquisitions; as well as adversely impact demand and prices for our lime and limestone products and increase our costs.  Although we cannot predict future developments, which are highly uncertain, including the scope and duration of the pandemic, and actions taken by governmental authorities, including mandated vaccination programs, the COVID-19 pandemic could have a material adverse effect on our financial condition, results of operations, cash flows and competitive position.

Industry Risks

Our Lime and Limestone Operations are affected by general economic conditions in the United States and specific economic conditions in particular industries.

General and industry specific economic conditions in the United States could lead to reduced demand for our lime and limestone products. Specifically, demand from our utility customers has decreased due to the continuing trend in the United States to retire coal-fired utility plants. Our steel and oil and gas services customers reduce their purchase volumes, at times, due to cyclical economic conditions in their industries. The overall reduction in demand for lime and limestone products has also resulted in increased competitive pressures, including pricing pressure and competition for certain customer accounts, from other lime producers.

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

Business and Financial Risks

In the normal course of our Lime and Limestone Operations, we face various business and financial risks, including inflationary pressures, that could have a material adverse effect on our financial position, results of operations, cash flows and competitive position. Not all risks are foreseeable or within our ability to control.

These risks arise from various factors, including, but not limited to, fluctuating demand and prices for our lime and limestone products, including as a result of downturns in the economy and in the construction, industrial, steel and oil and gas services industries, and reduced demand from coal-fired utility plants, increased competitive pressures from other lime producers, changes in legislation and regulations, including Environmental Laws, health and safety regulations and requirements to renew or obtain operating permits, our ability to produce and store quantities of lime and limestone products sufficient in amount and quality to meet customer demands and specifications, the success of our modernization, expansion and development and acquisition strategies, the uncertainty of our ability to sell our increased production capacity at acceptable prices, our ability to execute our strategies and complete projects on time and within budget, our ability to integrate, refurbish and/or improve acquired facilities, our access to capital, volatile costs, especially energy costs, inclement weather and the effects of seasonal trends.

We receive most of our coal and petroleum coke by rail, so the availability of sufficient solid fuels to run our plants could be diminished significantly in the event of major rail disruptions. Domestic coal and petroleum coke may also be exported, which can increase competition and prices for the domestic supply. In addition, our freight costs to deliver our lime and limestone products are high relative to the value of our products, and they have generally increased in recent years. Our costs for delivery of solid fuels, as well as our products, also increase as demand for rail and trucking by other industries increases, and changes to Department of Transportation rules and regulations can reduce the availability of trucks, truck drivers and rail cars to deliver solid fuels to our plants and deliver our products to our customers. Recent inflationary pressures have increased our energy costs by more than the general inflationary indices, and recent events such as the Russian invasion of Ukraine, and the sanctions and other actions resulting therefrom, could further increase our energy costs. If we are unable to continue to pass along our variable coal, petroleum coke, diesel, natural gas, electricity, transportation, and freight costs to our customers through higher prices or surcharges, our financial condition, results of operations, cash flows and competitive position could be materially adversely affected.

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

We have in the past, and may in the future, undertake additional modernization and expansion and development projects and acquisitions. Such projects and acquisitions may require that we incur substantial debt, which may not be available to us at all or at reasonable interest rates or on acceptable terms. Given current and projected demand for lime and limestone products, we cannot guarantee that any such project or acquisition would be successful, that we would be able to sell any resulting increased production at acceptable prices or that any such sales would be profitable.

Although prices for our lime and limestone products have been relatively firm in past years, pricing competition has increased in recent years. We are unable to predict future demand and prices, given the current economic and regulatory uncertainties in the United States economy as a whole and in particular industries, and cannot provide any assurance that current levels of demand and prices will continue or that any future increases in demand or prices can be maintained.

We may be limited in our ability to insure against certain risk of our operations.

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

Our IT systems security measures are focused on the prevention, detection and remediation of damage from computer viruses, natural disasters, unauthorized access, cyber-attack and other similar disruptions. However, our IT systems protection measures may not be successful in preventing unauthorized access, intrusion and damage. Threats to our systems can derive from human error, fraud or malice on the part of employees or third parties, ransomware, or technological failure. Any failure, accident or security breach involving our IT systems could result in disruption to our operations. A material breach in the security of our IT systems could negatively impact our mining and manufacturing operations, sales or financial and administrative functions or result in the compromise of personal information of our employees, customers or suppliers. To the extent any such failure, accident or security breach results in disruption to our operations or sales or loss or disclosure of, or damage to, our data or confidential information, our costs could increase, and our reputation, business, results of operations, competitive position, and financial condition could be materially adversely affected. Additionally, should we experience a cyber-security event, we may incur substantial costs, including remediation costs, such as liability for stolen assets or information, repairs of system damage, legal costs and costs associated with regulatory actions.

Governmental, Legal and Regulatory Risks

Our Lime and Limestone Operations are subject to general and industry specific regulations. Changes to the regulatory environment could increase our cost of compliance and adversely impact our financial condition, results of operations, cash flows and competitive position.

We are in a period of regulatory uncertainty, which has been heightened by the 2021 change in the United States federal government Administration and Congress. The Administration and Congress may initiate actions to increase regulation of certain industries, including the lime industry, and may take other steps to restrict oil and gas drilling, reduce the use of coal or regulate domestic manufacturing. There can be no assurance that any of these actions, if adopted, will not increase the costs for our customers or increase the Company’s cost of compliance with Environmental Laws. In addition, a variety of factors, including uncertainty with respect to governmental fiscal and budgetary constraints, including the timing and amount of construction and infrastructure spending, changes to tax laws, legislative impasses, extended government shutdowns, pandemics, trade wars, tariffs, social unrest, international incidents, and increased inflationary pressures and interest rates, could have a material adverse effect on our financial condition, results of operations, cash flows and competitive position.

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

The rate of change of Environmental Laws has been rapid over the last decade, and we may face possible new uncertainties, costs and liabilities, taxes and limitations on operations, including those related to climate change initiatives. Changes in policy or political leadership may affect how Environmental Laws are interpreted or enforced by the EPA and state governmental agencies. The current Administration has signaled its intent to increase regulation under Environmental Laws and has issued multiple executive orders reversing prior deregulation. We expect our expenditure requirements for future environmental compliance, including complying with nitrogen dioxide, sulfur dioxide, ozone and particulate matter emission limitations under the NAAQS and regulation of greenhouse gas emissions, to continue or increase. Discovery of currently unknown conditions and unforeseen costs and liabilities could require additional expenditures.

The regulation of greenhouse gas emissions remains an issue for the Company and some of its customers. In February 2021, the current Administration rejoined the Paris Agreement, under which the United States committed to reduce greenhouse gas emissions. There is no assurance that changes in the law or regulations will not be adopted, such as the imposition of a carbon tax, a cap-and-trade program requiring companies to purchase carbon credits, the imposition of greenhouse gas emission limits or other measures that would require reductions in emissions or changes to raw materials, fuel use or production rates. These changes, if adopted, could have a material adverse effect on the Company’s financial condition, results of operations, cash flows and competitive position.

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

We intend to comply with all Environmental Laws and believe our accrual for environmental costs and liabilities at December 31, 2021 is reasonable. Because many of the requirements are subjective and therefore not quantifiable or presently determinable, or may be affected by additional legislation and rulemaking, including those related to climate change and greenhouse gas emissions, there is no assurance that we will be able to successfully secure new permits in connection with our future modernization and expansion and development projects, and it is not possible to accurately predict the aggregate future costs and liabilities relating to environmental compliance and their effect on our financial condition, results of operations, cash flows and competitive position.

Our lime and limestone operations are subject to various regulatory risks, including those relating to mine safety, and reclamation and remediation obligations.

Our mining operations are subject to mine safety regulation under the Mine Act. The Mine Act has been construed as authorizing MSHA to issue citations and orders pursuant to the legal doctrine of strict liability, or liability without fault. Citations and orders can be contested before the Commission, and as part of that process, are often reduced in severity and amount, and are sometimes vacated.

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

We intend to comply with all mining regulations and all of our reclamation and remediation obligations. If we fail to comply with such regulations and obligations, such noncompliance may adversely impact our financial condition, results of operations, cash flows and competitive position.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Reference is made to Item 1 of this Report for a description of the properties of the Company, and such description is hereby incorporated by reference in answer to this Item 2. As disclosed in Note 3 of Notes to Consolidated Financial Statements, the Company’s plants and facilities and resources are subject to encumbrances to secure any Company loans under its credit agreement.

ITEM 3. LEGAL PROCEEDINGS.

Information regarding any legal proceedings is set forth in Note 8 of Notes to Consolidated Financial Statements and is hereby incorporated by reference in answer to this Item 3.

ITEM 4. MINE SAFETY DISCLOSURES.

Under Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K, each operator of a coal or other mine is required to include disclosures regarding certain mine safety results in its periodic reports filed with the SEC. The operation of the Company’s quarries, underground mine and plants is subject to regulation by MSHA. The required information regarding certain mining safety and health matters, broken down by mining complex, for the year ended December 31, 2021 is presented in Exhibit 95.1 to this Report on Form 10-K.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

On April 30, 2021, the Company’s shareholders approved an increase in the Company’s number of authorized shares of common stock from 15,000,000 to 30,000,000. As of March 9, 2022, the Company had 30,000,000 shares of common stock authorized and 5,668,185 shares outstanding.

The Company’s common stock is listed on the Nasdaq Global Market® under the symbol “USLM.” As of March 9, 2022, the Company had approximately 350 shareholders of record.

As of March 9, 2022, the Company had 500,000 shares of $5.00 par value preferred stock authorized; however, none has been issued.

PERFORMANCE GRAPH

The graph below compares the cumulative 5-year total shareholders’ return on the Company’s common stock with the cumulative total return on the NASDAQ Composite Index and a peer group index consisting of Eagle Materials, Inc., Mineral Technologies, Inc., and Summit Materials Inc. The graph assumes that the value of the investment in the Company’s common stock and each index was $100 on December 31, 2016, and that all cash dividends, including the special cash dividend paid in the fourth quarter 2019, have been reinvested.

	2016	2017	2018	2019	2020	2021
U.S. LIME & MINERALS, INC.	100.00	102.52	95.11	135.56	172.39	196.00
NASDAQ COMPOSITE INDEX	100.00	129.64	125.96	172.17	249.51	304.85
PEER GROUP	100.00	113.04	60.96	90.56	92.52	150.66

The Company’s Amended and Restated 2001 Long-Term Incentive Plan allows employees and directors to pay the exercise price upon the exercise of stock options and the tax withholding liability upon exercise of stock options or the lapse of restrictions on restricted stock by payment in cash and/or withholding or delivery of shares of the Company’s common stock to the Company. Pursuant to these provisions, the Company repurchased 4,918 shares at a price of $129.02 per share, the fair market value of one share on the date they were tendered to the Company, in the fourth quarter 2021 for payment of tax withholding liability upon the lapse of restrictions on restricted stock.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS.

Any statements contained in this Report that are not statements of historical fact are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements in this Report, including without limitation statements relating to the Company’s plans, strategies, objectives, expectations, intentions, and adequacy of resources, are identified by such words as “will,” “could,” “should,” “would,” “believe,” “possible,” “potential,” “expect,” “intend,” “plan,” “schedule,” “estimate,” “anticipate” and “project.” The Company undertakes no obligation to publicly update or revise any forward-looking statements. The Company cautions that forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from expectations, including without limitation the following: (i) the Company’s plans, strategies, objectives, expectations, and intentions are subject to change at any time at the Company’s discretion; (ii) the Company’s plans and results of operations will be affected by its ability to maintain and increase its revenues and manage its growth; (iii) the Company’s ability to meet short-term and long-term liquidity demands, including meeting the Company’s operating and capital needs, including possible acquisitions and paying dividends, and conditions in the credit and equity markets, including the ability of the Company’s customers to meet their obligations; (iv) interruptions to operations and increased expenses at the Company’s facilities resulting from changes in mining methods or conditions, variability of chemical or physical properties of the Company’s limestone and its impact on process equipment and product quality, inclement weather conditions, including more severe and frequent weather events resulting from climate change, natural disasters, accidents, IT systems failures or disruptions, including due to cyber-security incidents or ransomware attacks, utility disruptions, supply chain delays and disruptions, labor shortages and disruptions, or regulatory requirements; (v) volatile coal, petroleum coke, diesel, natural gas, electricity, transportation and freight costs and the consistent availability of trucks, truck drivers and rail cars to deliver the Company’s products to its customers and solid fuels to its plants on a timely basis at competitive prices; (vi) unanticipated delays or cost overruns in completing modernization and expansion and development projects; (vii) the Company’s ability to expand its lime and limestone operations through projects and acquisitions of businesses with related or similar operations and the Company’s ability to obtain any required financing for such projects and acquisitions, to integrate the projects and acquisitions into the Company’s overall operations, and to sell any resulting increased production at acceptable prices; (viii) inadequate demand and/or prices for the Company’s lime and limestone products due to increased competition from competitors, increasing competition for certain customer accounts, conditions in the U.S. economy, recessionary pressures in, and the impact of government policies on, particular industries, including oil and gas services, utility plants, steel, construction, and industrial, effects of governmental fiscal and budgetary constraints, including the level of highway construction and infrastructure funding, changes to tax laws, legislative impasses, extended governmental shutdowns, trade wars, tariffs, international incidents, including the Russian invasion of Ukraine, sanctions, economic and regulatory uncertainties under state governments and the United States Administration and Congress, Federal Reserve responses to inflationary concerns, including increased interest rates, and inability to continue to maintain or increase prices for the Company’s products, including passing through the increased costs and availability of transportation, energy, supplies, labor, and services; (ix) ongoing and possible new regulations, investigations, enforcement actions and costs, legal expenses, penalties, fines, assessments, litigation, judgments and settlements, taxes and disruptions and limitations of operations, including those related to climate change, health and safety, human capital, diversity, and other ESG and sustainability considerations, and those that could impact the Company’s ability to continue or renew its operating permits or successfully secure new permits in connection with its modernization and expansion and development projects; (x) estimates of reserves and remaining lives of reserves; (xi) the ongoing impact of the novel coronavirus (“COVID-19”) pandemic and current or future variants of the COVID-19 virus and governmental responses thereto, including decreased demand, lower prices, tightened labor and other markets, and increased costs, and the risk of non-compliance with health and safety protocols, social distancing and mask guidelines, and vaccination mandates, on the Company’s financial condition, results of operations, cash flows, and competitive position; (xii) the impact of social or political unrest; (xiii) risks relating to mine safety and reclamation and remediation; and (xiv) other risks and uncertainties set forth in this Report or indicated from time to time in the Company’s filings with the Securities and Exchange Commission (the “SEC”), including the Company’s Quarterly Reports on Form 10-Q.

OVERVIEW.

Set forth below is certain selected financial data for the five years ended December 31, 2021:

	Years Ended December 31,
	2021	2020	2019	2018	2017

	(dollars in thousands, except per share amounts)
Operating results
Lime and limestone revenues	$187,365	159,707	156,981	141,922	142,612
Other revenues	1,890	997	1,296	2,513	2,232
Total revenues	$189,255	160,704	158,277	144,435	144,844
Gross profit	$59,260	47,587	41,676	30,486	34,380
Operating profit (1)	$46,417	33,869	29,246	20,002	24,227
Income before income tax expense (benefit)	$46,518	34,072	30,900	21,568	24,943
Income tax expense (benefit) (2)	$9,473	5,849	4,844	1,883	(2,205)
Net income	$37,045	28,223	26,056	19,685	27,148
Net income per share of common stock:
Basic	$6.55	5.01	4.64	3.52	4.87
Diluted	$6.54	5.00	4.64	3.51	4.86
Dividends per share of common stock (3)	$0.64	0.64	5.89	0.54	0.54
(1)	Operating profit for the years ended December 31, 2020 and 2019 was adversely impacted by impairment charges of $1,550 and $930 to adjust the carrying value of the long-lived assets related to the Company’s natural gas interests.
(2)	Income tax expense (benefit) for the year ended December 31, 2017 included the one-time effect of a $7,447 income tax benefit resulting from reduced federal income tax rates under the Tax Cuts and Jobs Act of 2017.
(3)	Dividends per share of common stock for 2019 included a special dividend of $5.35 per share.

	As of December 31,
	2021	2020	2019	2018	2017
Total assets	$316,196	279,098	247,037	244,671	228,446
Stockholders’ equity per outstanding common share	$49.10	43.06	38.62	39.76	36.73
Employees	308	317	282	287	318

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

On July 1, 2020, we acquired Carthage, a limestone mining and production company located in Carthage, Missouri, for $8.4 million cash. On February 9, 2022, we acquired Mill Creek, a dolomite mining and production company located in Mill Creek, Oklahoma, for $5.9 million cash, subject to adjustment. We believe that these acquisitions will complement our existing geographic footprint.

Our Other operations relate to our natural gas interests, consisting of royalty and non-operated working interests under an oil and gas lease and a drillsite agreement with two separate operators related to our Johnson County, Texas property, located in the Barnett Shale Formation, on which Texas Lime conducts its lime and limestone operations. In the fourth quarters 2020 and 2019, we recognized impairment charges of $1.6 million ($1.2 million, net of tax) and $0.9 million ($0.7 million, net of tax), respectively, related to our natural gas interests. The carrying values of the long-lived assets related to our natural gas interests were $1.5 million as of December 31, 2021. Based on current production and pricing estimates, we believe that the carrying value of these assets will be recoverable in future periods.

Our revenues increased 17.8% in 2021 compared to 2020. Revenues from our Lime and Limestone Operations increased 17.3% in 2021, compared to 2020, primarily due to increased demand from our construction, steel, environmental, industrial, roofing, and agriculture customers. Revenues in 2021 were also favorably impacted by an increase in average selling prices for our lime and limestone products of 0.9%.

Our gross profit increased 24.5% in 2021 compared to 2020. Gross profit from our Lime and Limestone Operations in 2021 increased 22.2%, compared to 2020, primarily due to the increased revenues discussed above and increased operating efficiencies, partially offset by higher energy costs.

Our net income increased $8.8 million, or 31.3%, in 2021, compared to 2020. Net income per fully diluted share increased to $6.54 in 2021, compared to $5.00 in 2020.

Cash flows from operations enabled us to make $29.9 million of capital investments in 2021. It also enabled us to pay $3.6 million in dividends in 2021 and increase our cash balances to $105.4 million as of December 31, 2021, compared to $83.6 million as of December 31, 2020. As of December 31, 2021, we had no debt outstanding.

On January 31, 2022, we announced that our Board of Directors had declared an increased regular quarterly cash dividend of $0.20 per share. The dividend is payable on March 18, 2022 to shareholders of record on February 25, 2022.

Absent a significant acquisition opportunity arising during 2022, we anticipate funding our operating and capital needs, our quarterly cash dividend, and the Mill Creek acquisition from our cash balances on hand and cash flows from operations.

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

Demand for our lime and limestone products in our market areas is also affected by general economic conditions, the pace of construction, the demand for steel, the level of oil and gas drilling in our markets, the level of governmental and private funding for highway construction and infrastructure, and utility plant usage of coal for power generation. Demand for our lime and limestone products from our construction, steel, environmental, industrial, roofing, and agriculture customers increased in 2021.

In 2020, the COVID-19 pandemic in the United States and related restrictions on business activities resulted in a general economic slowdown, which disproportionately impacted certain industries that purchase our products. We continue to monitor and assess the impact of the COVID-19 pandemic, including the emergence of new variants of the virus, implementation of new or enhanced pandemic-related restrictions, and the possibility of additional wide-spread or localized outbreaks of infections, any of which could have an adverse effect on our financial condition, results of operations, cash flows and competitive position.

Additionally, we are experiencing rising costs, especially energy and supplies costs, and supply chain delays and disruptions. If these issues persist, they could adversely affect our profitability in 2022. We are increasing the prices of our lime and limestone products in an effort to mitigate the impact of our increasing costs.

In 2014 and 2015, Texas approved two constitutional amendments authorizing a portion of oil and gas tax revenues to be deposited into the State Highway Fund, for certain other sales and use tax revenues to be directed to the State Highway Fund and, beginning in Texas’ fiscal 2020, for certain state motor vehicle sales and rental tax revenues to be directed to the State Highway Fund. In its fiscal 2021, Texas transferred approximately $3.8 billion of such tax revenues to the State Highway Fund from these two amendments, with over $18 billion transferred since 2015. In 2021, the United States Congress passed the Infrastructure Investment and Jobs Act, which is estimated to apportion approximately $26.9 billion to Texas for federal-aid highway programs. With these funding sources, we would expect to see strong continued demand from our construction customers, but the timing and amount of any increase in demand is uncertain and subject to weather, political, and other factors.

Our modernization and expansion and development projects and acquisitions in Texas, Arkansas, Oklahoma and Missouri and our Texas slurry operations have positioned us to meet the demand for high-quality lime and limestone products in our markets. Our modernization and expansion and development projects have also equipped us with up-to-date, fuel-efficient plant facilities, which have resulted in lower production costs and greater operating efficiencies, thus enhancing our competitive position. All of our rotary kilns are now fuel-efficient preheater kilns. The addition of the vertical kiln at St. Clair in 2019 further increased the fuel efficiency of our fleet of kilns.

For our plants to operate at peak efficiency, we must meet operational challenges that arise from time to time, including bringing new facilities on-line and refurbishing and/or improving acquired facilities, including the facilities acquired as a result of our recent acquisitions of Carthage and Mill Creek, as well as operating existing facilities efficiently. We also incur ongoing costs for maintenance and to remain in compliance with rapidly changing Environmental Laws and health and safety and other regulations.

Our primary variable cost is energy. Prices for coal, petroleum coke, diesel, natural gas, electricity, transportation and freight are volatile, and our energy costs have increased substantially in recent months. In addition, our freight costs, including diesel prices, to deliver our products can be high relative to the value of our products.

Historically, we have been able to mitigate to some degree the impact of volatile energy costs by varying the mixes of fuel used in our kilns, and by passing on some of any increase in costs to our customers, where possible, through higher prices and/or surcharges on certain products. In addition, as noted above, we put a more fuel-efficient kiln in service at St. Clair, and we continually look for other ways to better manage our energy costs at our plants. Finally, we have not engaged in any significant hedging activity in an effort to control our energy costs but may do so in the future.

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

For us to maintain or increase our profitability in our Lime and Limestone Operations in the face of reduced demand from some of our customers, competitive pressures and increased costs, we must maintain or increase our customer base, improve our revenues and control our operational and selling, general and administrative expenses. To maintain or improve our gross profit margins, we are focusing on increasing our lime and limestone prices to offset our increased costs, which is a challenging task with increased competition from other lime and limestone producers. In addition, we will continue to explore ways to increase the operating efficiency of our mines, plants, and other facilities and expand our production capacity through acquisitions as conditions warrant or opportunities arise.

We continue to believe the enhanced efficiency and production capacity resulting from our modernization and expansion and development projects in Texas, Arkansas, and Oklahoma, our expanded slurry operations, our acquisitions, including the recent acquisitions of Carthage and Mill Creek, and the operational strategies we have implemented have allowed us to increase our efficiency, grow production capacity, improve product quality, better serve existing customers, attract new customers and control costs. To date, however, demand and prices for our lime and limestone products have not been sufficient to fully utilize our additional production capacity. In addition, there can be no assurance that our efficiency and production will not be adversely affected by weather, maintenance, environmental, accident, cyber-security and other operational and construction issues; that we can successfully invest in improvements to our existing facilities and acquisitions; that our results will not be adversely affected by increases in fuel, natural gas, electricity, transportation and freight costs, taxes or new environmental, health and safety or other regulatory requirements; or that, with increasing competition with other lime and limestone producers, our revenues, gross profit, net income and cash flows can be maintained or improved.

Other.

Revenues in 2021 included $1.9 million from our natural gas interests, compared to $1.0 million in 2020. Gross profit (loss) in 2021 included $0.6 million from our natural gas interests, compared to a loss of $(0.4) million in 2020.

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

RESULTS OF OPERATIONS.

The following table sets forth certain financial information expressed as a percentage of revenues for the three years ended December 31, 2021:

	Year Ended December 31,
	2021	2020	2019
Lime and limestone revenues	99.0%	99.4%	99.2%
Other revenues	1.0	0.6	0.8
Total revenues	100.0	100.0	100.0
Cost of revenues
Labor and other operating expenses	(57.8)	(58.3)	(62.6)
Depreciation, depletion and amortization	(10.9)	(12.1)	(11.0)
Gross profit	31.3	29.6	26.4
Selling, general and administrative expenses	(6.8)	(7.6)	(7.3)
Impairment of long-lived assets	—	(1.0)	(0.6)
Operating profit	24.5	21.1	18.5
Other (expense) income:
Interest expense	(0.1)	(0.2)	(0.1)
Interest and other income, net	0.2	0.3	1.2
Income tax expense	(5.0)	(3.6)	(3.1)
Net income	19.6%	17.6%	16.5%

2021 vs. 2020

Our revenues for 2021 increased to $189.3 million from $160.7 million in 2020, an increase of $28.6 million, or 17.8%. Revenues from our Lime and Limestone Operations in 2021 increased $27.7 million, or 17.3%, to $187.4 million from $159.7 million in 2020. The increase in revenues from our Lime and Limestone Operations was primarily due to a 16.4% increase in sales volumes of our lime and limestone products principally to our construction, steel, environmental, industrial, roofing, and agriculture customers. In 2020, the COVID-19 pandemic and related restrictions on business activities resulted in a general economic slowdown, which disproportionately impacted certain industries that purchase our lime and limestone products. In addition, we realized a 0.9% average increase in prices for our lime and limestone products in 2021, compared to 2020. Other revenues included $1.9 million and $1.0 million in 2021 and 2020, respectively, from our natural gas interests.

Our gross profit increased to $59.3 million for 2021 from $47.6 million for 2020, an increase of $11.7 million, or 24.5%. Gross profit from our Lime and Limestone Operations for 2021 was $58.7 million, compared to $48.0 million in 2020, an increase of $10.7 million, or 22.2%. The increase in gross profit in 2021, compared to 2020, resulted primarily from the increased revenues discussed above and increased operating efficiencies, partially offset by higher energy costs. Gross profit also included a $0.6 million profit in 2021 and a $(0.4) million loss in 2020 from our natural gas interests.

Selling, general and administrative expenses (“SG&A”) increased to $12.8 million for 2021, an increase of $0.7 million, or 5.5%, compared to $12.2 million for 2020. As a percentage of revenues, SG&A was 6.8% in 2021, compared to 7.6% in 2020. The increase in SG&A was primarily due to increased personnel expenses in 2021, compared to 2020.

In the fourth quarter 2020, we recognized an impairment charge of $1.6 million ($1.2 million, net of tax) to adjust the carrying values of the long-lived assets related to our natural gas interests.  At December 31, 2021, the long-lived assets related to our natural gas interests had a carrying value of $1.5 million.

Interest expense was $0.3 million in 2021, compared to $0.2 million in 2020. We had no outstanding debt during either 2021 or 2020.

Interest and other income, net was $0.4 million in 2021, compared to $0.5 million in 2020.

Income tax expense was $9.5 million in 2021, for an effective rate of 20.4%, compared to $5.8 million in 2020, for an effective rate of 17.2%, an increase of $3.6 million, primarily due to the increase in income before taxes in 2021, compared to 2020. Our effective income tax rates for 2021 and 2020 were reduced from the statutory rate primarily due to statutory depletion in excess of cost depletion.

Net income increased to $37.0 million ($6.54 per share diluted) in 2021, compared to $28.2 million ($5.00 per share diluted) in 2020, an increase of $8.8 million, or 31.3%.

2020 vs. 2019

Our revenues for 2020 increased to $160.7 million from $158.3 million in 2019, an increase of $2.4 million, or 1.5%. Revenues from our Lime and Limestone Operations in 2020 increased $2.7 million, or 1.7%, to $159.7 million from $157.0 million in 2019. The increase in revenues from our Lime and Limestone Operations was primarily due to the addition of limestone sales by Carthage to agriculture and roofing customers and increased sales volumes of our lime and limestone products, principally to our construction customers, offset by decreased sales volumes to our oil and gas services, environmental and steel customers, resulting in an overall decrease in sales volumes of 1.9%. We realized a 3.6% average increase in prices for our lime and limestone products in 2020, compared to 2019. Other revenues included $1.0 million and $1.3 million in 2020 and 2019, respectively, from our natural gas interests.

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

SG&A increased to $12.2 million for 2020, an increase of $0.7 million, or 5.8%, compared to $11.5 million for 2019. As a percentage of revenues, SG&A was 7.6% for 2020, compared to 7.3% in 2019. The increase in SG&A was primarily due to increased personnel expenses, including stock-based compensation which was principally due to higher prices for the Company’s common stock, and increased legal expenses and COVID-19 pandemic costs in the second quarter 2020.

In the fourth quarters 2020 and 2019, we recognized an impairment charge of $1.6 million ($1.2 million, net of tax) and $0.9 million ($0.7 million, net of tax), respectively. Low prices for natural gas and natural gas liquids had reduced the estimates for future economically feasible production, which impaired the recoverability of the assets as they approached the end of their useful lives.

Interest expense was $0.2 million in each of 2020 and 2019. We had no outstanding debt during either 2020 or 2019.

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

Summary of Quarterly Financial Data

(dollars in thousands except per share amounts)

	2021
	March 31,	June 30,	September 30,	December 31,
Revenues
Lime and limestone operations	$41,356	$48,742	$51,749	$45,518
Other	318	420	562	590
	$41,674	$49,162	$52,311	$46,108
Gross profit
Lime and limestone operations	$11,804	$16,682	$17,128	$13,017
Other	1	113	213	302
	$11,805	$16,795	$17,341	$13,319

Net income	$7,031	$11,093	$11,308	$7,613
Basic income per common share	$1.24	$1.96	$2.00	$1.35
Diluted income per common share	$1.24	$1.96	$1.99	$1.34

	2020
	March 31,	June 30,	September 30,	December 31,
Revenues
Lime and limestone operations	$38,214	$37,362	$43,473	$40,658
Other	226	185	254	332
	$38,440	$37,547	$43,727	$40,990
Gross profit
Lime and limestone operations	$10,039	$10,507	$14,256	$13,181
Other	(162)	(150)	(74)	(10)
	$9,877	$10,357	$14,182	$13,171

Net income	$5,544	$6,101	$9,324	$7,254
Basic income per common share	$0.99	$1.08	$1.66	$1.29
Diluted income per common share	$0.98	$1.08	$1.65	$1.28

FINANCIAL CONDITION.

Capital Requirements. We require capital primarily for normal recurring capital and re-equipping projects, modernization and expansion and development projects and acquisitions. Our capital needs are expected to be met principally from cash on hand, cash flows from operations and our $75.0 million revolving credit facility.

We expect to spend approximately $14.0 million per year over the next several years in our Lime and Limestone Operations for normal recurring capital and re-equipping projects at our plants and facilities to maintain or improve efficiency, ensure compliance with Environmental Laws, meet customer needs and reduce costs. As of December 31, 2021, we had $2.2 million in open orders for equipment and construction contracts for our Lime and Limestone Operations.

Liquidity and Capital Resources. Net cash provided by operating activities was $55.7 million in 2021, compared to $58.6 million in 2020, a decrease of $2.9 million, or 4.9%. Our net cash provided by operating activities is composed of net income, depreciation, depletion and amortization (“DD&A”), other non-cash items included in net income and changes in working capital. In 2021, net cash provided by operating activities was principally composed of $37.0 million net income, $20.9 million DD&A, $1.5 million increase in deferred income taxes, $2.2 million stock-based compensation, partially offset by a $6.0 million decrease from changes in working capital. In 2021, the changes in working capital were principally composed of a $3.7 million increase in trade receivables, net, primarily as a result of increased sales in the fourth quarter 2021, compared to the fourth quarter 2020, a $1.4 million decrease in accounts payable, accrued expense and other liabilities, and a $1.0 million increase in prepaid expenses and other assets. In 2020, net cash provided by operating activities was principally composed of $28.2 million net income, $19.6 million DD&A, $4.3 million increase in deferred income taxes, $1.6 million impairment of long-lived assets, $1.9 million stock-based compensation, and a $2.5 million increase from changes in working capital. In 2020, the changes in working capital were principally composed of a $2.9 million increase in accounts payable, accrued expense and other liabilities, and a $1.1 million decrease in trade receivables, net, partially offset by a $1.4 million increase in inventories.

Net cash used in investing activities was $29.6 million for 2021, compared to $25.2 million for 2020. Net cash used in investing activities for 2021 included $14.0 million for development of the Love Hollow Quarry and its connection to the Batesville plant and $2.3 million for other real property purchases. Net cash used in investing activities in 2020 included $8.4 million for the acquisition of Carthage and $17.1 million for the purchase of property, plant and equipment, including $2.7 million for the Carthage facility and $2.1 million for specialized equipment at the Batesville Quarry. The balance of net cash used in investing activities in 2021 and 2020 was primarily for normal recurring capital and re-equipping projects at our plants and facilities.

Net cash used in financing activities primarily consisted of $3.6 million for dividend payments and $0.7 million to repurchase shares of our common stock in 2021, compared to $3.6 million for dividend payments and $0.6 million to repurchase shares of our common stock in 2020.

Our cash and cash equivalents at December 31, 2021 increased to $105.4 million from $83.6 million at December 31, 2020.

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

We had no debt outstanding as of December 31, 2021 or 2020. We had $0.3 million of letters of credit issued under the Revolving Facility as of December 31, 2021, which count as draws against the available commitment under the Revolving Facility.

Common Stock Buybacks. We spent $0.7 million, $0.6 million and $0.4 million in 2021, 2020 and 2019, respectively, to repurchase treasury shares tendered for payment of the exercise price for stock options and the tax withholding liability upon the lapse of restrictions on restricted stock.

Contractual Obligations. The following table sets forth our contractual obligations as of December 31, 2021 (in thousands):

	Payments Due by Period
					More Than
Contractual Obligations	Total	1 Year	2 - 3 Years	4 - 5 Years	5 Years
Debt	$—	—	—	—	—
Operating leases(1)	$3,354	971	1,140	709	534
Limestone mineral leases	$2,337	91	183	291	1,772
Purchase obligations(2)(3)	$6,374	4,680	1,694	—	—
Other liabilities	$1,553	120	248	245	940
Total	$13,618	5,862	3,265	1,245	3,246
(1)	Represents operating leases for railcars, corporate office space and some equipment that are either non-cancelable or subject to significant penalty upon cancellation.
(2)	Of these obligations, $1,369 were recorded on the Consolidated Balance Sheet at December 31, 2021.
(3)	Purchase obligations includes enforceable agreements to purchase goods or services that specify all significant terms, including fixed or minimum quantities to be purchased, generally pertaining to fuel contracts, fixed-price provisions, and the approximate timing of the transaction, and are either non-cancelable or subject to significant penalty upon cancellation.

Absent a significant acquisition, we believe that cash on hand and cash flows from operations will be sufficient to meet our operating needs, ongoing capital needs, including our current and possible future modernization and expansion and development projects, and liquidity needs and allow us to pay our regular cash dividends for the near future.

Off-Balance Sheet Arrangements. We do not utilize off-balance sheet financing arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

INTEREST RATE RISK.

We could be exposed to changes in interest rates, primarily as a result of floating interest rates on the Revolving Facility. There was no outstanding balance on the Revolving Facility subject to interest rate risk at December 31, 2021. Any future borrowings under the Revolving Facility would be subject to interest rate risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders United States Lime & Minerals, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of United States Lime & Minerals, Inc. (a Texas corporation) and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 10, 2022 expressed an unqualified opinion.

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

Critical audit matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2005.

Dallas, Texas
March 10, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders United States Lime & Minerals, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of United States Lime & Minerals, Inc. (a Texas corporation) and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2021, and our report dated March 10, 2022 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

Dallas, Texas
March 10, 2022

United States Lime & Minerals, Inc.

Consolidated Balance Sheets

(dollars in thousands, except share and per share amounts)

	December 31,	December 31,
	2021	2020
ASSETS
Current assets
Cash and cash equivalents	$105,355	$83,562
Trade receivables, net	26,715	22,979
Inventories, net	15,116	15,210
Prepaid expenses and other current assets	3,244	2,245
Total current assets	150,430	123,996
Property, plant and equipment
Mineral reserves and land	40,534	40,065
Proved natural gas properties, successful-efforts method	15,934	15,934
Buildings and building and leasehold improvements	7,856	7,808
Machinery and equipment	342,120	318,503
Furniture and fixtures	1,173	1,088
Automotive equipment	5,944	4,802
Property, plant and equipment	413,561	388,200
Less accumulated depreciation and depletion	(251,389)	(235,739)
Property, plant and equipment, net	162,172	152,461
Operating lease right-of-use assets	3,144	2,226
Other assets, net	450	415
Total assets	$316,196	$279,098
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$5,433	$4,592
Current portion of operating lease liabilities	899	1,187
Accrued expenses	4,856	5,809
Total current liabilities	11,188	11,588
Deferred tax liabilities, net	23,055	21,531
Operating lease liabilities, excluding current portion	2,311	1,030
Other liabilities	1,436	1,757
Total liabilities	37,990	35,906
Stockholders’ equity
Preferred stock, $5.00 par value; authorized 500,000 shares; none issued or outstanding	—	—
Common stock, $0.10 par value; 30,000,000 shares authorized and 6,681,469 issued at December 31, 2021; 15,000,000 authorized and 6,657,880 issued at December 31, 2020	669	666
Additional paid-in capital	31,774	29,457
Accumulated other comprehensive income	—	—
Retained earnings	301,611	268,186
Less treasury stock, 1,015,457 and 1,009,796 shares at December 31, 2021 and 2020, respectively, at cost	(55,848)	(55,117)
Total stockholders’ equity	278,206	243,192
Total liabilities and stockholders’ equity	$316,196	$279,098

The accompanying notes are an integral part of these consolidated financial statements.

United States Lime & Minerals, Inc.

Consolidated Statements of Income

(dollars in thousands, except per share amounts)

	Years Ended December 31,
	2021	2020	2019
Revenues	$189,255	$160,704	$158,277
Cost of revenues
Labor and other operating expenses	109,365	93,738	99,207
Depreciation, depletion and amortization	20,630	19,379	17,394
	129,995	113,117	116,601
Gross profit	59,260	47,587	41,676
Selling, general and administrative expenses	12,843	12,168	11,500
Impairment of long-lived assets	—	1,550	930
Operating profit	46,417	33,869	29,246
Other expense (income)
Interest expense	250	248	244
Interest and other income, net	(351)	(451)	(1,898)
	(101)	(203)	(1,654)
Income before income tax expense	46,518	34,072	30,900
Income tax expense	9,473	5,849	4,844
Net income	$37,045	$28,223	$26,056
Net income per share of common stock
Basic	$6.55	$5.01	$4.64
Diluted	$6.54	$5.00	$4.64

The accompanying notes are an integral part of these consolidated financial statements.

United States Lime & Minerals, Inc.

Consolidated Statements of Comprehensive Income

(dollars in thousands)

	Years Ended December 31,

	2021	2020	2019
Net income	$37,045	$28,223	$26,056
Other comprehensive income
Mark to market of foreign exchange hedges, net of tax expense of $0 and $4 for 2020 and 2019, respectively	—	1	12
Total other comprehensive income	—	1	12
Comprehensive income	$37,045	$28,224	$26,068

The accompanying notes are an integral part of these consolidated financial statements.

United States Lime & Minerals, Inc.

Consolidated Statements of Stockholders’ Equity

(dollars in thousands)

				Accumulated
	Common Stock		Additional	Other
	Shares		Paid-In	Comprehensive	Retained	Treasury
	Outstanding	Amount	Capital	(Loss) Income	Earnings	Stock	Total
Balances at December 31, 2018	5,607,401	$661	$25,867	$(13)	$250,568	$(54,116)	$222,967
Stock options exercised	2,000	—	75	—	—	—	75
Stock-based compensation	18,900	2	1,522	—	—	—	1,524
Treasury shares purchased	(5,475)	—	—	—	—	(444)	(444)
Cash dividends paid	—	—	—	—	(33,058)	—	(33,058)
Net income	—	—	—	—	26,056	—	26,056
Mark to market of foreign exchange hedges, net of $4 tax expense	—	—	—	12	—	—	12
Comprehensive income	—	—	—	12	26,056	—	26,068
Balances at December 31, 2019	5,622,826	663	27,464	(1)	243,566	(54,560)	217,132
Stock options exercised	12,271	1	80	—	—	—	81
Stock-based compensation	18,609	2	1,913	—	—	—	1,915
Treasury shares purchased	(5,622)	—	—	—	—	(557)	(557)
Cash dividends paid	—	—	—	—	(3,603)	—	(3,603)
Net income	—	—	—	—	28,223	—	28,223
Mark to market for foreign exchange hedges, net of $0 tax expense	—	—	—	1	—	—	1
Comprehensive income	—	—	—	1	28,223	—	28,224
Balances at December 31, 2020	5,648,084	666	29,457	—	268,186	(55,117)	243,192
Stock options exercised	5,310	1	83	—	—	—	84
Stock-based compensation	18,279	2	2,234	—	—	—	2,236
Treasury shares purchased	(5,661)	—	—	—	—	(731)	(731)
Cash dividends paid	—	—	—	—	(3,620)	—	(3,620)
Net income	—	—	—	—	37,045	—	37,045
Comprehensive income	—	—	—	—	37,045	—	37,045
Balances at December 31, 2021	5,666,012	$669	$31,774	$—	$301,611	$(55,848)	$278,206

The accompanying notes are an integral part of these consolidated financial statements.

United States Lime & Minerals, Inc.

Consolidated Statements of Cash Flows

(dollars in thousands)

	2021	2020	2019
OPERATING ACTIVITIES:
Net income	$37,045	$28,223	$26,056
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	20,898	19,611	17,617
Impairment of long-lived assets	—	1,550	930
Amortization of deferred financing costs	6	5	9
Deferred income taxes	1,524	4,313	4,848
Loss on disposition of property, plant and equipment	10	462	439
Stock-based compensation	2,236	1,915	1,524
Changes in operating assets and liabilities:
Trade receivables, net	(3,736)	1,109	(3,346)
Inventories, net	94	(1,390)	(542)
Prepaid expenses and other current assets	(999)	(106)	(447)
Other assets	(41)	3	117
Accounts payable and accrued expenses	(1,101)	2,579	(165)
Other liabilities	(247)	301	(29)
Net cash provided by operating activities	55,689	58,575	47,011
INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(29,914)	(17,133)	(27,100)
Acquisition of a business	—	(8,392)	—
Proceeds from sale of property, plant and equipment	285	331	558
Net cash used in investing activities	(29,629)	(25,194)	(26,542)
FINANCING ACTIVITIES:
Cash dividends paid	(3,620)	(3,603)	(33,058)
Proceeds from exercise of stock options	84	81	75
Purchase of treasury shares	(731)	(557)	(444)
Net cash used in financing activities	(4,267)	(4,079)	(33,427)
Net increase (decrease) in cash and cash equivalents	21,793	29,302	(12,958)
Cash and cash equivalents at beginning of period	83,562	54,260	67,218
Cash and cash equivalents at end of period	$105,355	$83,562	$54,260

The accompanying notes are an integral part of these consolidated financial statements.

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share amounts)

Years Ended December 31, 2021, 2020 and 2019

(1) Summary of Significant Accounting Policies

(a)         Organization and Presentation

United States Lime & Minerals, Inc. (the “Company”) is a manufacturer of lime and limestone products, supplying primarily the construction (including highway, road and building contractors), industrial (including paper and glass manufacturers), environmental (including municipal sanitation and water treatment facilities and flue gas treatment processes), metals (including steel producers), oil and gas services, roof shingle manufacturers and agriculture (including poultry and cattle feed producers) industries. The Company is headquartered in Dallas, Texas and operates lime and limestone plants and distribution facilities in Arkansas, Colorado, Louisiana, Missouri, Oklahoma and Texas through its wholly owned subsidiaries, Arkansas Lime Company, Colorado Lime Company, Texas Lime Company, U.S. Lime Company, U.S. Lime Company – Shreveport, U.S. Lime Company – St. Clair, ART Quarry TRS LLC (DBA Carthage Crushed Limestone) (“Carthage”) and U.S. Lime Company – Transportation. In addition, the Company, through its wholly owned subsidiary, U.S. Lime Company – O & G, LLC, has royalty and non-operated working interests in natural gas wells located in Johnson County, Texas, in the Barnett Shale Formation.

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

(d)         Statements of Cash Flows

For purposes of reporting cash flows, the Company considers all bank deposits and highly liquid debt instruments, such as United States Treasury bills and notes, with maturities, at the time of purchase, of three months or less to be cash equivalents. Cash equivalents are carried at cost plus accrued interest, which approximates fair market value. Supplemental cash flow information is presented below:

	Years Ended December 31,
	2021	2020	2019
Cash paid during the year for:
Interest	$151	$152	$150
Income taxes	$9,483	$975	$445

(e)         Revenue Recognition

The Company recognizes revenue for its Lime and Limestone Operations when (i) a contract with the customer exists and the performance obligations are identified; (ii) the price has been established; and (iii) the performance obligations have been satisfied, which is generally upon shipment. Revenues include external freight billed to customers with related costs accounted for as fulfillment costs and included in cost of revenues. The Company’s returns and allowances are minimal. External freight billed to customers included in revenues

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share amounts)

Years Ended December 31, 2021, 2020 and 2019

was $34,307, $28,373 and $28,397 for 2021, 2020 and 2019, respectively, which approximates the amount of external freight included in cost of revenues. Sales taxes billed to customers are not included in revenues. For its natural gas interests, the Company recognizes revenue in the month of production and delivery.

The Company operates its Lime and Limestone Operations within a single geographic region and derives all revenues from that segment from the sale of lime and limestone products. See Note 9 for disaggregation of revenues by the Lime and Limestone Operations segment and Other, which the Company believes best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

(f)         Concentration of Credit Risk and Trade Receivables

Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash and cash equivalents, trade receivables and derivative financial instruments. The Company places its cash and cash equivalents with high-credit quality financial institutions and in highly rated commercial paper or United States Treasury bills and notes with maturities, at the time of purchase, of three months or less. The Company places its derivative financial instruments with financial institutions and other firms that management believes have high credit ratings. The Company’s cash and cash equivalents at commercial banking institutions normally exceed federally insured limits.

The majority of the Company’s trade receivables are unsecured. Payment terms for all trade receivables are based on the underlying purchase orders, contracts or purchase agreements. The Company estimates credit losses relating to trade receivables based on an assessment of the current and forecasted probability of collection, historical trends, economic conditions and other significant events that may impact the collectability of accounts receivables. Due to the relatively homogenous nature of its trade receivables, the Company does not believe there is any meaningful asset-specific differences within its accounts receivable portfolio that would require the portfolio to be grouped below the consolidated level for review of credit losses. Credit losses relating to trade receivables have generally been within management expectations and historical trends. Uncollected trade receivables are charged-off when identified by management to be unrecoverable. Trade receivables are presented net of the related allowance for doubtful accounts, which totaled $450 and $398 at December 31, 2021 and 2020, respectively. Additions, adjustments for expected credit loss factors, and write-offs to the Company’s allowance for doubtful accounts during the years ended December 31 are as follows:

	2021	2020
Beginning balance	$398	$361
Additions	66	60
Adjustments for expected credit loss factors	(14)	—
Write-offs	—	(23)
Ending balance	$450	$398

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share amounts)

Years Ended December 31, 2021, 2020 and 2019

(g)         Inventories, Net

Inventories are valued principally at the lower of cost, determined using the average cost method, or net realizable value. Costs for raw materials and finished goods include materials, labor and production overhead. A summary of inventories is as follows:

	December 31,
	2021	2020
Lime and limestone inventories:
Raw materials	$3,232	$4,279
Finished goods	2,677	2,866
	5,909	7,145
Service parts inventories	9,207	8,065
	$15,116	$15,210

(h)         Property, Plant and Equipment

For major constructed assets, the capitalized cost includes the price paid by the Company for labor and materials plus interest and internal and external project management costs that are directly related to the constructed assets. Machinery and equipment at December 31, 2021 and 2020 included $12,556 and $6,308, respectively, of construction in progress for various capital projects. No interest costs were capitalized for the years ended December 31, 2021 and 2020. At December 31, 2021 and 2020, accounts payable and accrued expenses included $1,369 and $380, respectively, of capitalized costs. Depreciation of property, plant and equipment is being provided for by the straight-line method over estimated useful lives as follows:

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

The Company expenses all exploration costs as incurred as well as costs incurred at an operating quarry or mine, other than capital expenditures and inventory. Costs to acquire mineral reserves are capitalized upon acquisition. Development costs incurred to develop new mineral reserves, to expand the capacity of a quarry or mine, or to develop quarry or mine areas substantially in advance of current production are capitalized once proven and probable reserves exist and can be economically produced. For each quarry or mine, capitalized costs to acquire and develop mineral reserves are depleted using the units-of-production method based on the proven and probable reserves for such quarry or mine.

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

Years Ended December 31, 2021, 2020 and 2019

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

(i)         Asset Retirement Obligations

The Company recognizes legal obligations for reclamation and remediation associated with the retirement of long-lived assets at their fair value at the time the obligations are incurred (“AROs”). Over time, the liability for AROs is recorded at its present value each period through accretion expense, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, the Company either settles the AROs for the recorded amount or recognizes a gain or loss. The Company’s AROs of $1,553 and $1,520 as of December 31, 2021 and 2020, respectively, are included in Other liabilities and Accrued expenses on the Company’s Consolidated Balance Sheets. As of December 31, 2021, assets, net of accumulated depreciation, associated with the Company’s AROs totaled $720. During 2021 and 2020, the Company spent $58 and $52, respectively, on its AROs, and recognized accretion expense of $92, $90 and $86 in 2021, 2020 and 2019, respectively, on its AROs.

The AROs were estimated based on studies and the Company’s process knowledge and estimates and are discounted using a credit adjusted risk-free interest rate. The AROs are adjusted when further information warrants an adjustment. The Company estimates annual expenditures of approximately $100 to $200 per year in years 2022 through 2026 relating to its AROs.

(j)          Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2021	2020
Personnel related expenses	$2,344	$2,340
Income taxes	—	990
Other taxes	1,374	985
Other	1,138	1,494
	$4,856	$5,809

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

The Company incurred capital expenditures related to environmental matters of $665 in 2021, $730 in 2020 and $1,156 in 2019.

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share amounts)

Years Ended December 31, 2021, 2020 and 2019

(l)         Income and Dividends Per Share of Common Stock

On April 30, 2021, the shareholders approved an increase in the Company’s number of authorized shares of common stock from 15,000,000 to 30,000,000.

The following table sets forth the computation of basic and diluted income per common share:

	Years Ended December 31,
	2021	2020	2019
Net income for basic and diluted income per common share	$37,045	$28,223	$26,056
Weighted-average shares for basic income per common share	5,656,367	5,629,425	5,612,048
Effect of dilutive securities:
Employee and director stock options(1)	11,992	10,438	9,090
Adjusted weighted-average shares and assumed exercises for diluted income per common share	5,668,359	5,639,863	5,621,138
Basic net income per common share	$6.55	$5.01	$4.64
Diluted net income per common share	$6.54	$5.00	$4.64
(1)	Excludes 600, 5,550 and 8,700 stock options in 2021, 2020 and 2019, respectively, as antidilutive because the exercise price exceeded the average per share market price for the periods presented.

The Company paid $0.64, $0.64 and $5.89 of cash dividends per share of common stock in 2021, 2020 and 2019, respectively. The cash dividends for 2019 included a special dividend of $5.35 per share paid in 2019.

(m)         Stock-Based Compensation

The Company expenses all stock-based payments to employees and directors, including grants of stock options and restricted stock, in the Company’s Consolidated Statements of Income based on their fair values. Compensation cost is recognized on a straight-line basis over the vesting period.

(n)         Income Taxes

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

(o)         Comprehensive Income

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

Years Ended December 31, 2021, 2020 and 2019

balance sheet. Such items, along with net income, are components of comprehensive income.

(2) Banking Facilities and Debt

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

The Company had no debt outstanding at December 31, 2021 or 2020. The Company had $347 of letters of credit issued at December 31, 2021, which count as draws against the available commitment under the Revolving Facility.

(3) Leases

The Company has operating leases for the use of equipment, corporate office space, and some of its terminal and distribution facilities. The leases have remaining lease terms of 0 to 7 years, with a weighted-average remaining lease term of 4 years at December 31, 2021. Some operating leases include options to extend the leases for up to 5 years. The Company’s lease calculations include the impact of options to extend when it is reasonably certain the Company will exercise the option. The Company used a weighted-average discount rate of 1.1% and 1.2% for leases entered into during 2021 and 2020, respectively. The components of net operating lease costs for 2021, 2020 and 2019 were as follows (in thousands):

		Year Ended December 31,
	Classification	2021	2020	2019
Operating lease costs(1)	Cost of revenues	$1,706	$1,552	$1,974
Operating lease costs(1)	Selling, general and administrative expenses	259	243	230
Rental revenues	Interest and other income, net	(98)	(89)	(71)
Net operating lease costs		$1,867	$1,706	$2,133
(1)	Includes the costs of leases with a term of one year or less.

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share amounts)

Years Ended December 31, 2021, 2020 and 2019

As of December 31, 2021, future minimum payments under operating leases that were either non-cancelable or subject to significant penalty upon cancellation, including future minimum payments under renewal options that the Company is reasonably certain to exercise, were as follows (in thousands):

2022	$956
2023	597
2024	558
2025	355
2026	354
Thereafter	534
Total future minimum lease payments	3,354
Less imputed interest	(144)
Present value of lease liabilities	$3,210

Supplemental cash flow information pertaining to the Company’s leasing activity for the years ended December 31, 2021, 2020 and 2019 was as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Cash payments for operating lease liabilities	$1,420	$1,486	$1,664
Right-of-use assets obtained in exchange for operating lease obligations	$2,377	$314	$857

(4) Income Taxes

Income tax expense (benefit) for the years ended December 31 is as follows:

	2021	2020	2019
Current income tax expense (benefit)	$7,949	$1,537	$(4)
Deferred income tax expense	1,524	4,312	4,848
Income tax expense	$9,473	$5,849	$4,844

A reconciliation of income taxes computed at the federal statutory rate to income tax expense (benefit) for the years ended December 31 is as follows:

	2021		2020		2019
		Percent of		Percent of		Percent of
		Pretax		Pretax		Pretax
	Amount	Income	Amount	Income	Amount	Income
Income taxes computed at the federal statutory rate	$9,769	21.0%	$7,155	21.0%	$6,489	21.0%
(Reduction) increase in taxes resulting from:
Statutory depletion in excess of cost depletion	(1,389)	(3.0)	(1,266)	(3.7)	(1,200)	(3.9)
Research and development tax credits	—	—	—	—	(1,155)	(3.7)
State income taxes, net of federal income tax benefit	462	1.0	(262)	(0.8)	155	0.5
Disallowed executive compensation	456	1.0	—	—	—	—
Other	175	0.4	222	0.7	555	1.8
Income tax expense	$9,473	20.4%	$5,849	17.2%	$4,844	15.7%

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share amounts)

Years Ended December 31, 2021, 2020 and 2019

The research and development tax credits in 2019 were primarily associated with the construction of the kiln at St. Clair.

Components of the Company’s deferred tax liabilities and assets are as follows:

	December 31,	December 31,
	2021	2020
Deferred tax liabilities
Lime and limestone property, plant and equipment	$22,992	$21,297
Operating lease right-of-use assets	724	513
Natural gas interests drilling costs and equipment	387	519
	24,103	22,329
Deferred tax assets
Operating lease liabilities	740	511
Other	308	287
	1,048	798
Deferred tax liabilities, net	$23,055	$21,531

Current income taxes are classified on the Company’s Consolidated Balance Sheets as follows:

Prepaid expenses and other current assets	$543	$—
Accrued expenses	$—	$990

The Company had no federal net operating loss carry forwards at December 31, 2021. The Company reduces deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is “more likely than not” that some portion or all of the deferred tax assets will not be realized. Deferred tax assets are considered fully recognizable because of the Company’s recent income history and expectations of income in the future. The Company’s federal income tax returns for the year ended December 31, 2018 and subsequent years remain subject to examination. The Company’s income tax returns in certain state income tax jurisdictions remain subject to examination for various periods for the year ended December 31, 2017 and subsequent years. The Company treats interest and penalties on income tax liabilities as income tax expense.

(5) Employee Retirement Plans

The Company has a contributory retirement (401(k)) savings plans for non-union employees and for union employees of Arkansas Lime Company, Carthage, and Texas Lime Company. Company contributions to these plans were $322, $282 and $259 in 2021, 2020 and 2019, respectively.

(6) Stock-Based Compensation

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

The number of shares of common stock that may be subject to outstanding awards granted under the 2001 Plan (determined immediately after the grant of any award) may not exceed 874,589 from the inception of the 2001 Plan. In

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share amounts)

Years Ended December 31, 2021, 2020 and 2019

addition, no individual may receive awards in any one calendar year of more than 100,000 shares of common stock. Stock options granted under the 2001 Plan expire ten years from the date of grant and generally become exercisable, or vest, immediately. Restricted stock generally vests over periods of one-half to three years. Upon the exercise of stock options, the Company issues common stock from its non-issued authorized or treasury shares that have been reserved for issuance pursuant to the 2001 Plan. At December 31, 2021, the number of shares of common stock remaining available for future grants of stock options, restricted stock or other forms of stock-based compensation under the 2001 Plan was 92,377.

The Company recorded $2,236, $1,915 and $1,524 for stock-based compensation expense related to stock options and shares of restricted stock for 2021, 2020 and 2019, respectively. The amounts included in cost of revenues were $197, $312 and $170 and in selling, general and administrative expense were $2,039, $1,603 and $1,354, for 2021, 2020 and 2019, respectively.

A summary of the Company’s stock option and restricted stock activity and related information for the year ended December 31, 2021 and certain other information for the years ended December 31, 2021, 2020 and 2019 are as follows:

		Weighted-			Weighted-
		Average	Aggregate		Average
	Stock	Exercise	Intrinsic	Restricted	Grant-Date
	Options	Price	Value	Stock	Fair Value
Outstanding (stock options); non-vested (restricted stock) at December 31, 2020	46,100	$77.98	$1,661	18,521	$103.10
Granted	9,900	131.24	—	18,400	130.48
Exercised (stock options); vested (restricted stock)	(9,500)	69.58	647	(18,639)	112.47
Forfeited	—	—	—	(136)	99.80
Outstanding (stock options); non-vested (restricted stock) at December 31, 2021	46,500	$91.04	$1,788	18,146	$121.26
Exercisable at December 31, 2021	46,500	$91.04	$1,788	n/a	n/a

	2021	2020	2019
Weighted-average fair value of stock options granted during the year	$42.10	$31.30	$20.47
Weighted-average remaining contractual life for stock options in years	6.85	6.74	6.64
Total fair value of stock options vested during the year	$321	$310	$203
Total intrinsic value of stock options exercised during the year	$647	$1,128	$57
Total fair value of restricted stock vested during the year	$2,096	$1,612	$1,303

There were 10,000 non-vested stock options at December 31, 2021, and the weighted-average remaining contractual life of the outstanding and exercisable stock options at such date was 6.85 years. The total compensation cost not yet recognized for restricted stock at December 31, 2021 was $1,951, which will be recognized over the weighted average of 1.07 years.

The fair value for the stock options was estimated at the date of grant using a lattice-based option valuation model, with the following weighted-average assumptions for the 2021, 2020 and 2019 grants: risk-free interest rates of 0.86% to 1.26% (weighted average 1.19%) in 2021, 0.37% to 0.53% (weighted average 0.42%) in 2020 and 1.69% to 2.33% (weighted average 1.89%) in 2019; a dividend yield of 0.46% to 0.50% (weighted average 0.49%) in 2021, 0.56%

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share amounts)

Years Ended December 31, 2021, 2020 and 2019

to 0.80% (weighted average 0.64%) in 2020 and 0.60% to 0.67% (weighted average 0.62%) in 2019; and a volatility factor of .366 to .373 (weighted average .371) in 2021, .346 to .356 (weighted average .354) in 2020 and .244 to .247 (weighted average .245) in 2019, based on the daily per-share closing prices for five years preceding the date of issuance. In addition, the fair value of these options was estimated based on an expected life of five years. The fair value of restricted stock is based on the closing per-share price of the Company’s common stock on the date of grant.

(7) Share Repurchases

During 2021, pursuant to provisions in the 2001 Plan that allow employees and directors to pay the tax withholding liability upon the lapse of restrictions on restricted stock in either cash and/or delivery of shares of the Company’s common stock, the Company repurchased 5,661 shares at a weighted-average price of $129.13 per share.

(8) Commitments and Contingencies

The Company is party to lawsuits and claims arising in the normal course of business, none of which, in the opinion of management, is expected to have a material adverse effect on the Company’s financial condition, results of operations, cash flows or competitive position.

The Company is not contractually committed to any planned capital expenditures until actual orders are placed for equipment or services. At December 31, 2021, the Company had $2,247 for open equipment and construction contracts.

(9) Reportable Segment

The Company has identified one reportable segment based on the distinctness of the Company’s activities and products: lime and limestone operations. All operations are in the United States. In evaluating the operating results of the Company, management primarily reviews revenues, gross profit and operating profit from the lime and limestone operations. Operating profit from its lime and limestone operations includes all of the Company’s selling, general and administrative costs. The Company does not allocate interest income and expense and other expense to its lime and limestone operations. Other identifiable assets includes assets related to the Company’s natural gas interests, unallocated corporate assets, and cash items.

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share amounts)

Years Ended December 31, 2021, 2020 and 2019

Operating results and certain other financial data for the years ended December 31, 2021, 2020 and 2019 for the Company’s Lime and Limestone Operations segment and Other are as follows:

Revenues	2021	2020	2019
Lime and limestone operations	$187,365	$159,707	$156,981
Other	1,890	997	1,296
Total revenues	$189,255	$160,704	$158,277
Depreciation, depletion and amortization
Lime and limestone operations	$20,052	$18,664	$16,432
Other	578	715	962
Total depreciation, depletion and amortization	$20,630	$19,379	$17,394
Gross profit (loss)
Lime and limestone operations	$58,651	$47,983	$42,043
Other	609	(396)	(367)
Total gross profit	$59,260	$47,587	$41,676
Operating profit (loss)
Lime and limestone operations	$45,835	$35,815	$30,543
Other (1)	582	(1,946)	(1,297)
Total operating profit	$46,417	$33,869	$29,246
Identifiable assets, at period end
Lime and limestone operations	$204,815	$190,946	$185,657
Other	111,381	88,152	61,380
Total identifiable assets	$316,196	$279,098	$247,037
Capital expenditures
Lime and limestone operations	$29,914	$17,133	$27,100
Other	—	—	—
Total capital expenditures	$29,914	$17,133	$27,100

(1)	Other Operating profit for the years ended December 31, 2020 and 2019 were adversely impacted by impairment charges of $1,550 and $930, respectively, to adjust the carrying value of long-lived assets related to the Company’s natural gas interests.

(10) Subsequent Events

On January 31, 2022, the Company declared an increased regular quarterly cash dividend of $0.20 per share on the Company’s common stock. This dividend is payable on March 18, 2022 to shareholders of record at the close of business on February 25, 2022.

On February 9, 2022, the Company acquired Mill Creek Dolomite, LLC, a dolomite mining and production company located in Mill Creek, Oklahoma, for $5.9 million cash, subject to adjustment.

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

As of December 31, 2021, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in the 2013 “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

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

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information appearing under “Election of Directors,” “Information About Our Nominees for Director,” “Information About Our Executive Officers Who Are Not Directors,” and “Corporate Governance” in the definitive Proxy Statement for the Company’s 2022 Annual Meeting of Shareholders (the “2022 Proxy Statement”) is hereby incorporated by reference in answer to this Item 10. The Company anticipates that it will file the 2022 Proxy Statement with the SEC on or before May 2, 2022.

ITEM 11. EXECUTIVE COMPENSATION.

The information appearing under “Executive Compensation” and “Compensation of Directors” in the 2022 Proxy Statement is hereby incorporated by reference in answer to this Item 11.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information appearing under “Voting Securities and Principal Shareholder,” “Shareholdings of Company Directors and Executive Officers” and “Executive Compensation” in the 2022 Proxy Statement is hereby incorporated by reference in answer to this Item 12.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information appearing under “Voting Securities and Principal Shareholder” and “Corporate Governance” in the 2022 Proxy Statement is hereby incorporated by reference in answer to this Item 13.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information appearing under “Independent Auditors” in the 2022 Proxy Statement is hereby incorporated by reference in answer to this Item 14.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	1. The following financial statements are included in Item 8:

Reports of Independent Registered Public Accounting Firm
Consolidated Financial Statements:
Consolidated Balance Sheets as of December 31, 2021 and 2020;
Consolidated Statements of Income for the Years Ended December 31, 2021, 2020 and 2019;
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2021, 2020 and 2019;
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2021, 2020 and 2019;
Consolidated Statements of Cash Flows for the Years Ended December 31, 2021, 2020 and 2019; and
Notes to Consolidated Financial Statements.
2.	All financial statement schedules are omitted because they are not applicable or are immaterial or the required information is presented in the consolidated financial statements or the related notes.

(b)Exhibits

The Exhibit Index set forth below is incorporated by reference in response to this Item.

EXHIBIT INDEX

3.1

Articles of Amendment to the Restated Articles of Incorporation, as Amended, of United States Lime & Minerals, Inc., dated as of May 4, 2021 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed May 4, 2021, File Number 000-04197).

3.2

Restated Articles of Incorporation, as Amended, of United States Lime & Minerals, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, File Number 000-04197).

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

10.7

Fourth Amendment to Credit Agreement dated as of June 1, 2010 among United States Lime & Minerals, Inc., each Lender from time to time a party thereto, and Wells Fargo Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 1, 2010, File Number 000-04197).

10.8

Fifth Amendment to Credit Agreement dated as of May 7, 2015 among United States Lime & Minerals, Inc., each lender from time to time a party thereto, and Wells Fargo Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, File Number 000-04197).

10.9

Sixth Amendment to Credit Agreement dated as of October 27, 2016 among United States Lime & Minerals, Inc., each lender from time to time a party thereto, and Wells Fargo Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, File Number 000-04197).

10.10

Seventh Amendment to Credit Agreement dated as of May 2, 2019, among United States Lime & Minerals, Inc., each lender from time to time a party thereto, and Wells Fargo Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, File Number 000-04197).

10.11

Eight Amendment to Credit Agreement dated as of May 2, 2019, among United States Lime & Minerals, Inc., each lender from time to time a party thereto, and Wells Fargo Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, File Number 000-04197).

10.12

Ninth Amendment to Credit Agreement dated as of November 21, 2019, among United States Lime & Minerals, Inc., each lender from time to time a party thereto, and Wells Fargo Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, File Number 000-4197).

21.1	Subsidiaries of the Company.

23.1	Consent of Independent Registered Public Accounting Firm.

23.2	Consent of Qualified Person.

31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer.

32.1	Section 1350 Certification by Chief Executive Officer.

32.2	Section 1350 Certification by Chief Financial Officer.

95.1	Mine Safety Disclosures.

96.1	Technical Report Summary on Texas Lime Company Limestone Operation, Johnson County, Texas, USA.

96.2	Technical Report Summary on Arkansas Lime Company Limestone Operation, Independence County, Arkansas, USA.

96.3	Technical Report Summary on ACT Holdings Company Limestone Operation, Izzard County, Arkansas, USA.

96.4	Technical Report Summary on U.S. Lime Company—St. Clair – Marble Mountain Limestone Operation, Sequoyah County, Oklahoma, USA.

101	Interactive Data Files (formatted as Inline XBRL).

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

Exhibits 10.1.1 through 10.2.2 are management contracts or compensatory plans or arrangements required to be filed as exhibits.

ITEM 16. FORM 10-K SUMMARY.

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED STATES LIME & MINERALS, INC.

Date: March 10, 2022	By:	/s/ Timothy W. Byrne
Timothy W. Byrne,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 10, 2022	By:	/s/ Timothy W. Byrne
Timothy W. Byrne,
President, Chief Executive Officer, and Director (Principal Executive Officer)

Date: March 10, 2022	By:	/s/ Michael L. Wiedemer
Michael L. Wiedemer,
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: March 10, 2022	By:	/s/ Antoine M. Doumet
Antoine M. Doumet,
Director and Chairman of the Board

Date: March 10, 2022	By:	/s/ Richard W. Cardin
Richard W. Cardin,
Director

Date: March 10, 2022	By:	/s/ Ray M. Harlin
Ray M. Harlin
Director

Date: March 10, 2022	By:	/s/ Billy R. Hughes
Billy R. Hughes,
Director

Date: March 10, 2022	By:	/s/ Edward A. Odishaw
Edward A. Odishaw,
Director and Vice Chairman of the Board