Form 10-Q
period 2022-03-31
UNITED STATES LIME & MINERALS INC
filed 2022-04-28
CIK 82020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: As of April 26, 2022, 5,670,523 shares of common stock, $0.10 par value, were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

(Unaudited)

	March 31,	December 31,
	2022	2021
ASSETS
Current assets
Cash and cash equivalents	$100,864	$105,355
Trade receivables, net	32,871	26,715
Inventories, net	16,540	15,116
Prepaid expenses and other current assets	2,491	3,244
Total current assets	152,766	150,430
Property, plant and equipment	424,087	413,561
Less accumulated depreciation and depletion	(255,934)	(251,389)
Property, plant and equipment, net	168,153	162,172
Operating lease right-of-use assets	3,386	3,144
Other assets, net	442	450
Total assets	$324,747	$316,196
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$5,474	$5,433
Current portion of operating lease liabilities	909	899
Accrued expenses	4,554	4,856
Total current liabilities	10,937	11,188
Deferred tax liabilities, net	23,493	23,055
Operating lease liabilities, excluding current portion	2,572	2,311
Other liabilities	1,439	1,436
Total liabilities	38,441	37,990
Stockholders’ equity
Common stock	669	669
Additional paid-in capital	32,425	31,774
Retained earnings	309,146	301,611
Less treasury stock, at cost	(55,934)	(55,848)
Total stockholders’ equity	286,306	278,206
Total liabilities and stockholders’ equity	$324,747	$316,196

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2022		2021
Revenues	$50,909	100.0%	$41,674	100.0%
Cost of revenues
Labor and other operating expenses	31,259	61.4%	24,593	59.0%
Depreciation, depletion and amortization	5,183	10.2%	5,276	12.7%
	36,442	71.6%	29,869	71.7%
Gross profit	14,467	28.4%	11,805	28.3%
Selling, general and administrative expenses	3,635	7.1%	3,067	7.4%
Operating profit	10,832	21.3%	8,738	20.9%
Other expense (income)
Interest expense	63	0.1%	62	0.1%
Interest and other income, net	(60)	(0.1)%	(34)	(0.1)%
	3	—%	28	—%
Income before income tax expense	10,829	21.3%	8,710	20.9%
Income tax expense	2,161	4.3%	1,679	4.0%
Net income	$8,668	17.0%	$7,031	16.9%
Net income per share of common stock
Basic	$1.53		$1.24
Diluted	$1.53		$1.24

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(dollars in thousands)

(Unaudited)

	Common Stock		Additional
	Shares		Paid-In	Retained	Treasury
	Outstanding	Amount	Capital	Earnings	Stock	Total
Balances at December 31, 2021	5,666,012	$669	$31,774	$301,611	$(55,848)	$278,206
Stock-based compensation	2,823	—	651	—	—	651
Treasury shares purchased	(712)	—	—	—	(86)	(86)
Cash dividends paid	—	—	—	(1,133)	—	(1,133)
Net income	—	—	—	8,668	—	8,668
Balances at March 31, 2022	5,668,123	$669	$32,425	$309,146	$(55,934)	$286,306

	Common Stock		Additional
	Shares		Paid-In	Retained	Treasury
	Outstanding	Amount	Capital	Earnings	Stock	Total
Balances at December 31, 2020	5,648,084	$666	$29,457	$268,186	$(55,117)	$243,192
Stock options exercised	3,310	—	—	—	—	—
Stock-based compensation	2,685	1	546	—	—	547
Treasury shares purchased	(743)	—	—	—	(95)	(95)
Cash dividends paid	—	—	—	(905)	—	(905)
Net income	—	—	—	7,031	—	7,031
Balances at March 31, 2021	5,653,336	$667	$30,003	$274,312	$(55,212)	$249,770

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
OPERATING ACTIVITIES:
Net income	$8,668	$7,031
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	5,250	5,341
Amortization of deferred financing costs	2	2
Deferred income taxes	438	750
(Gain) loss on disposition of property, plant and equipment	(52)	3
Stock-based compensation	651	547
Changes in operating assets and liabilities:
Trade receivables, net	(5,678)	(978)
Inventories, net	(1,255)	(199)
Prepaid expenses and other current assets	992	(183)
Other assets	6	16
Accounts payable and accrued expenses	(988)	(719)
Other liabilities	25	11
Net cash provided by operating activities	8,059	11,622
INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(5,517)	(4,543)
Acquisition of a business	(5,889)	—
Proceeds from sale of property, plant and equipment	75	10
Net cash used in investing activities	(11,331)	(4,533)
FINANCING ACTIVITIES:
Cash dividends paid	(1,133)	(905)
Purchase of treasury shares	(86)	(95)
Net cash used in financing activities	(1,219)	(1,000)
Net (decrease) increase in cash and cash equivalents	(4,491)	6,089
Cash and cash equivalents at beginning of period	105,355	83,562
Cash and cash equivalents at end of period	$100,864	$89,651

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by United States Lime & Minerals, Inc. (the “Company”) without independent audit. In the opinion of the Company’s management, all adjustments of a normal and recurring nature necessary to present fairly the financial position, results of operations, comprehensive income and cash flows for the periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2021. The results of operations for the three-month period ended March 31, 2022 are not necessarily indicative of operating results for the full year.

2. Organization

The Company is a manufacturer of lime and limestone products, supplying primarily the construction (including highway, road and building contractors), industrial (including paper and glass manufacturers), metals (including steel producers), environmental (including municipal sanitation and water treatment facilities and flue gas treatment processes), roof shingle manufacturers, agriculture (including poultry and cattle feed producers), and oil and gas services industries. The Company is headquartered in Dallas, Texas and operates lime and limestone plants and distribution facilities in Arkansas, Colorado, Louisiana, Missouri, Oklahoma and Texas through its wholly owned subsidiaries, Arkansas Lime Company, ART Quarry TRS LLC (DBA Carthage Crushed Limestone), Colorado Lime Company, Mill Creek Dolomite, LLC (“Mill Creek”), Texas Lime Company, U.S. Lime Company, U.S. Lime Company – Shreveport, U.S. Lime Company – St. Clair, and U.S. Lime Company – Transportation. In addition, the Company, through its wholly owned subsidiary, U.S. Lime Company – O & G, LLC, has royalty and non-operated working interests in natural gas wells located in Johnson County, Texas, in the Barnett Shale Formation.

On February 9, 2022, the Company acquired 100% of the equity interest of Mill Creek, a dolomite mining and production company located in Mill Creek, Oklahoma, for $5.9 million cash, subject to adjustment. Upon acquisition, Mill Creek’s assets and liabilities were recorded at fair value with $5.4 million of the purchase price preliminarily allocated to property, plant, and equipment. Mill Creek contributed $0.8 million to the Company’s revenues for the three-months ended March 31, 2022. The Company believes this acquisition will complement its existing geographic footprint.

3. Accounting Policies

Revenue Recognition. The Company recognizes revenue for its lime and limestone operations when (i) a contract with the customer exists and the performance obligations are identified; (ii) the price has been established; and (iii) the performance obligations have been satisfied, which is generally upon shipment. The Company’s returns and allowances are minimal. Revenues include external freight billed to customers with related costs accounted for as fulfillment costs and included in cost of revenues. External freight billed to customers included in 2022 and 2021 revenues was $9.6 million and $7.8 million, respectively, which approximates the amount of external freight included in cost of revenues. Sales taxes billed to customers are not included in revenues. For its natural gas interests, the Company recognizes revenue in the month of production and delivery.

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

4. Reportable Segment

The Company has identified one reportable segment based on the distinctness of the Company’s activities and products: lime and limestone operations. All operations are within a single region in the United States. In evaluating the operating results of the Company, management primarily reviews revenues, gross profit and operating profit from the lime and limestone operations. Operating profit from the Company’s lime and limestone operations includes all of its selling, general and administrative costs. The Company does not allocate interest expense and interest and other income (expense), net to its lime and limestone operations. Other revenues, gross profit and operating profit in the Company’s segment disclosures include the Company’s natural gas interests. Other identifiable assets include assets related to the Company’s natural gas interests, unallocated corporate assets and cash items.

	Three Months Ended March 31,
Revenues	2022	2021
Lime and limestone operations	$50,296	$41,356
Other	613	318
Total revenues	$50,909	$41,674
Depreciation, depletion and amortization
Lime and limestone operations	$5,039	$5,137
Other	144	139
Total depreciation, depletion and amortization	$5,183	$5,276
Gross profit
Lime and limestone operations	$14,197	$11,804
Other	270	1
Total gross profit	$14,467	$11,805
Operating profit
Lime and limestone operations	$10,562	$8,737
Other	270	1
Total operating profit	$10,832	$8,738
Identifiable assets, at period end
Lime and limestone operations	$218,522	$191,419
Other	106,225	93,991
Total identifiable assets	$324,747	$285,410
Capital expenditures
Lime and limestone operations	$5,517	$4,543
Other	—	—
Total capital expenditures	$5,517	$4,543

5. Income Per Share of Common Stock

At March 31, 2022, the Company had 30,000,000 shares of common stock authorized and 5,668,123 shares outstanding.

The following table sets forth the computation of basic and diluted income per common share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2022	2021
Net income for basic and diluted income per common share	$8,668	$7,031
Weighted-average shares for basic income per common share	5,667	5,651
Effect of dilutive securities:
Employee and director stock options(1)	10	13
Adjusted weighted-average shares and assumed exercises for diluted income per common share	5,677	5,664
Basic net income per common share	$1.53	$1.24
Diluted net income per common share	$1.53	$1.24
(1)	Excludes 10 and 7 stock options for the three months ended March 31, 2022 and 2021, respectively, as anti-dilutive because the exercise price exceeded the average per share market price for the period.

6. Inventories, Net

Inventories are valued principally at the lower of cost, determined using the average cost method, or net realizable value. Costs for raw materials and finished goods include materials, labor, and production overhead. Inventories, net consisted of the following (in thousands):

	March 31,	December 31,
	2022	2021
Lime and limestone inventories:
Raw materials	$3,685	$3,232
Finished goods	3,150	2,677
	6,835	5,909
Service parts inventories	9,705	9,207
	$16,540	$15,116

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

As of March 31, 2022, the Company had no debt outstanding and no draws on the Revolving Facility other than $0.3 million of letters of credit, which count as draws against the available commitment under the Revolving Facility.

8. Leases

The Company has operating leases for the use of equipment, corporate office space, and some of its terminal and distribution facilities. The leases have remaining lease terms of 1 to 7 years, with a weighted-average remaining lease term of 4 years at each of March 31, 2022 and December 31, 2021. Some operating leases include options to extend the leases for up to 5 years.

The components of lease costs for the three months ended March 31, 2022 and 2021 were as follows (in thousands):

		Three Months Ended March 31,
	Classification	2022	2021
Operating lease costs(1)	Cost of revenues	$265	$385
Operating lease costs(1)	Selling, general and administrative expenses	66	65
Rental revenues	Interest and other income, net	(32)	(21)
Net operating lease costs		$299	$429
(1)	Includes the costs of leases with a term of 12 months or less.

As of March 31, 2022, future minimum payments under operating leases that were either non-cancelable or subject to significant penalty upon cancellation, including future minimum payments under renewal options that the Company is reasonably certain to exercise, were as follows (in thousands):

2022 (excluding the three months ended March 31, 2022)	$792
2023	706
2024	684
2025	457
2026	456
Thereafter	533
Total future minimum lease payments	3,628
Less imputed interest	(147)
Present value of lease liabilities	$3,481

Supplemental cash flow information pertaining to the Company’s leasing activity for the three months ended March 31, 2022 and 2021 is as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Cash payments for operating lease liabilities	$349	$345
Right-of-use assets obtained in exchange for operating lease obligations	$492	$11

9. Income Taxes

The Company has estimated that its effective income tax rate for 2022 will be 19.9%. The primary reason for the effective income tax rate being below the federal statutory rate is due to statutory depletion, which is allowed for income tax purposes and is a permanent difference between net income for financial reporting purposes and taxable income.

10. Dividends

On March 18, 2022, the Company paid $1.1 million in cash dividends, based on a dividend of $0.20 per share of its common stock, to shareholders of record at the close of business on February 25, 2022.

11. Subsequent Event

On April 27, 2022, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.20 per share on the Company’s common stock. This dividend is payable on June 17, 2022 to shareholders of record at the close of business on May 27, 2022.

ITEM 2:     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements. Any statements contained in this Report that are not statements of historical fact are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements in this Report, including without limitation statements relating to the Company’s plans, strategies, objectives, expectations, intentions, and adequacy of resources, are identified by such words as “will,” “could,” “should,” “would,” “believe,” “possible,” “potential,” “expect,” “intend,” “plan,” “schedule,” “estimate,” “anticipate” and “project.” The Company undertakes no obligation to publicly update or revise any forward-looking statements. The Company cautions that forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from expectations, including without limitation the following: (i) the Company’s plans, strategies, objectives, expectations, and intentions are subject to change at any time at the Company’s discretion; (ii) the Company’s plans and results of operations will be affected by its ability to maintain and increase its revenues and manage its growth; (iii) the Company’s ability to meet short-term and long-term liquidity demands, including meeting the Company’s operating and capital needs, including possible acquisitions and paying dividends, and conditions in the credit and equity markets, including the ability of the Company’s customers to meet their obligations; (iv) interruptions to operations and increased expenses at the Company’s facilities resulting from changes in mining methods or conditions, variability of chemical or physical properties of the Company’s limestone and its impact on process equipment and product quality, inclement weather conditions, including more severe and frequent weather events resulting from climate change, natural disasters, accidents, IT systems failures or disruptions, including due to cyber-security incidents or ransomware attacks, utility disruptions, supply chain delays and disruptions, labor shortages and disruptions, or regulatory requirements; (v) volatile coal, petroleum coke, diesel, natural gas, electricity, transportation and freight costs and the consistent availability of trucks, truck drivers and rail cars to deliver the Company’s products to its customers and solid fuels to its plants on a timely basis at competitive prices; (vi) unanticipated delays or cost overruns in completing modernization and expansion and development projects; (vii) the Company’s ability to expand its lime and limestone operations through projects and acquisitions of businesses with related or similar operations and the Company’s ability to obtain any required financing for such projects and acquisitions, to integrate the projects and acquisitions into the Company’s overall operations, and to sell any resulting increased production at acceptable prices; (viii) inadequate demand and/or prices for the Company’s lime and limestone products due to increased competition from competitors, increasing competition for certain customer accounts, conditions in the U.S. economy, recessionary pressures in, and the impact of government policies on, particular industries, including oil and gas services, utility plants, steel, construction, and industrial, effects of governmental fiscal and budgetary constraints, including the level of highway construction and infrastructure funding, changes to tax laws, legislative impasses, extended governmental shutdowns, trade wars, tariffs, international incidents, including the Russian invasion of Ukraine, sanctions, economic and regulatory uncertainties under state governments and the United States Administration and Congress, inflation, Federal Reserve responses to inflationary concerns, including increased interest rates, and inability to continue to maintain or increase prices for the Company’s products, including passing through the increased costs and availability of transportation, energy, supplies, labor, and services; (ix) ongoing and possible new regulations, investigations, enforcement actions and costs, legal expenses, penalties, fines, assessments, litigation, judgments and settlements, taxes and disruptions and limitations of operations, including those related to climate change, health and safety, human capital, diversity, and other environmental, social, governance and sustainability considerations, and those that could impact the Company’s ability to continue or renew its operating permits or successfully secure new permits in connection with its modernization and expansion and development projects; (x) estimates of reserves and remaining lives of reserves; (xi) the ongoing impact of the novel coronavirus (“COVID-19”) pandemic and current or future variants of the COVID-19 virus and governmental responses thereto, including decreased demand, lower prices, tightened labor and other markets, and increased costs, and the risk of non-compliance with health and safety protocols, social distancing and mask guidelines, and vaccination mandates, on the Company’s financial condition, results of operations, cash flows, and competitive position; (xii) the impact of social or political unrest; (xiii) risks relating to mine safety and reclamation and remediation; and (xiv) other risks and uncertainties set forth in this Report or indicated from time to time in the Company’s filings with the Securities and Exchange Commission (the “SEC”), including the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

Overview.

We are a manufacturer of lime and limestone products, supplying primarily the construction (including highway, road and building contractors), industrial (including paper and glass manufacturers), metals (including steel producers), environmental (including municipal sanitation and water treatment facilities and flue gas treatment processes), roof shingle manufacturers, agriculture (including poultry and cattle feed producers), and oil and gas services industries. We are headquartered in Dallas, Texas and operate lime and limestone plants and distribution facilities in Arkansas, Colorado, Louisiana, Missouri, Oklahoma and Texas through our wholly owned subsidiaries, Arkansas Lime Company, ART Quarry TRS LLC (DBA Carthage Crushed Limestone), Colorado Lime Company, Mill Creek Dolomite, LLC (“Mill Creek”), Texas Lime Company, U.S. Lime Company, U.S. Lime Company – Shreveport, U.S. Lime Company – St. Clair, and U.S. Lime Company – Transportation.

We have identified one reportable segment based on the distinctness of our activities and products: lime and limestone operations. All operations are within a single geographic region in the United States.

In addition to our lime and limestone operations, we hold natural gas interests through our wholly owned subsidiary, U.S. Lime Company – O&G, LLC. The revenues, gross profit and operating profit from our natural gas interests are included in Other for our reportable segment disclosures. Assets related to our natural gas interest, unallocated corporate assets, and cash items are included in Other identified assets. We do not believe that our natural gas interests are material to the current or prior period.

On February 9, 2022, we acquired 100% of the equity interest of Mill Creek, a dolomite mining and production company located in Mill Creek, Oklahoma, for $5.9 million cash, subject to adjustment. Upon acquisition, Mill Creek’s assets and liabilities were recorded at fair value with $5.4 million of the purchase price preliminarily allocated to property, plant, and equipment. Mill Creek contributed $0.8 million to our revenues for the three-months ended March 31, 2022. We believe this acquisition will complement our existing geographic footprint.

Our revenues increased 22.2% in the first quarter 2022, compared to the first quarter 2021. The increase in our revenues in the first quarter 2022, compared to the first quarter 2021, resulted primarily from a 19.4% increase in sales volumes of our lime and limestone products, principally due to increased demand from our construction, industrial, environmental, and oil and gas customers. Revenues in in the first quarter 2022 were also favorably impacted by an increase of 2.2% in the average selling prices for our lime and limestone products. In February 2021, the Company’s operations were briefly curtailed by severe winter storms in the Southern United States which interrupted transportation, commerce, and utility services in the affected areas, including the delivery of electricity and natural gas to our plants.

Our gross profit increased 22.5% in the first quarter 2022, compared to the first quarter 2021. The increase in gross profit resulted primarily from the increased revenues discussed above, partially offset by increased production costs.

We continue to experience rising costs, particularly those associated with energy and transportation. Additionally, we are challenged by ongoing supply chain delays and disruptions which, if they persist, could adversely affect our profitability. We are continuing to increase the prices of our lime and limestone products in an effort to mitigate the effects of our increasing costs.

We paid an increased regular quarterly cash dividend of $0.20 per share on our common stock in the first quarter of 2022. On April 27, 2022, the Board of Directors declared a regular quarterly cash dividend of $0.20 per share on our common stock. The dividend is payable on June 17, 2022 to shareholders of record at the close of business on May 27, 2022.

Liquidity and Capital Resources.

Net cash provided by operating activities was $8.1 million in the first quarter 2022, compared to $11.6 million in the first quarter 2021, a decrease of $3.6 million, or 30.7%. Our net cash provided by operating activities is composed of net income, depreciation, depletion and amortization (“DD&A”), deferred income taxes, stock-based compensation, other non-cash items included in net income and changes in working capital. In the first quarter 2022, net cash provided by operating activities was principally composed of $8.7 million net income, $5.3 million DD&A, $0.4 million deferred income taxes, $0.7 million stock-based compensation, and a $6.9 million decrease from changes in operating assets and liabilities. Changes in operating assets and liabilities in the first quarter 2022 included an increase of $5.7 million in trade receivables, net, due primarily from increased sales in the first quarter 2022 compared to the fourth quarter 2021, an increase of $1.3 million in inventories, a $1.0 million decrease in accounts payable and accrued expenses, and a decrease of $1.0 million in prepaid expenses and other current assets. In the first quarter 2021, net cash provided by operating activities was principally composed of $7.0 million net income, $5.3 million DD&A, $0.8 million deferred income taxes, $0.5 million stock-based compensation, and a $2.1 million decrease from changes in operating assets and liabilities. Changes in operating assets and liabilities in the first quarter 2021 included an increase of $1.0 million in trade receivables, net, and a decrease of $0.7 million in accounts payable and accrued expenses.

We had $11.4 million in capital expenditures in the first quarter 2022, including $5.9 million for the acquisition of Mill Creek, compared to $4.5 million in the first quarter 2021. Net cash used in financing activities was $1.2 million in the first quarter 2022, compared to $1.0 million in the first quarter 2021, consisting primarily of cash dividends paid in each period.

Cash and cash equivalents decreased $4.5 million to $100.9 million at March 31, 2022 from $105.4 million at December 31, 2021.

We are not committed to any planned capital expenditures until actual orders are placed for equipment. As of March 31, 2022, we did not have any material commitments for open purchase orders.

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

At March 31, 2022, we had no debt outstanding and no draws on the Revolving Facility other than $0.3 million of letters of credit, which count as draws against the available commitment under the Revolving Facility. We believe that, absent a significant acquisition, cash on hand and cash flows from operations will be sufficient to meet our operating needs, ongoing capital needs, including current and possible future modernization, expansion, and development projects, and liquidity needs and allow us to pay regular quarterly cash dividends for the near future.

Results of Operations.

Revenues in the first quarter 2022 were $50.9 million, compared to $41.7 million in the first quarter 2021, an increase of $9.2 million, or 22.2%. Revenues from our lime and limestone operation were $50.3 million in the first quarter 2022, compared to $41.4 million in the first quarter 2021, an increase of $8.9 million, or 21.6%. The increase in revenues in the first quarter were primarily due to an increase in sales volumes of our lime and limestone products, compared to the first quarter 2021, principally due to increased demand from our construction, industrial, environmental, and oil and gas customers.

Gross profit was $14.5 million in the first quarter 2022, compared to $11.8 million in the first quarter 2021, an increase of $2.6 million, or 22.5%. Gross profit from our lime and limestone operations in the first quarter 2022 was $14.2 million, compared to $11.8 million in the first quarter 2021, an increase of $2.4 million, or 20.3%. The increase in gross profit in the first quarter 2022, compared to the first quarter 2021 periods, resulted primarily from the increased revenues discussed above, partially offset by increased production costs.

Selling, general and administrative (“SG&A”) expenses were $3.6 million in the first quarter 2022, compared to $3.1 million in the first quarter 2021, an increase of $0.6 million, or 18.5%. The increase in SG&A expenses was primarily due to increased personnel expenses.

Interest expense was $63 thousand in the first quarter 2022, compared to $62 thousand in the first quarter 2021. We had no outstanding debt during any of the periods. Interest and other income, net was $60 thousand in the first quarter 2022, compared to $34 thousand in the first quarter 2021.

Income tax expense was $2.2 million in the first quarter 2022, compared to $1.7 million in the first quarter 2021. Our effective income tax rate was reduced from the federal rate primarily due to statutory depletion, which is allowed for income tax purposes and is a permanent difference between net income for financial reporting purposes and taxable income.

Our net income was $8.7 million ($1.53 per share diluted) in the first quarter 2021, compared to net income of $7.0 million ($1.24 per share diluted) in the first quarter 2021, an increase of $1.6 million, or 23.3%.

ITEM 3:     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk.

We could be exposed to changes in interest rates, primarily as a result of floating interest rates on the Revolving Facility. There was no outstanding balance on the Revolving Facility subject to interest rate risk at March 31, 2022. Any future borrowings under the Revolving Facility would be subject to interest rate risk. See Note 7 of Notes to Condensed Consolidated Financial Statements.

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

PART II.     OTHER INFORMATION

ITEM 2:     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our Amended and Restated 2001 Long-Term Incentive Plan allows employees and directors to pay the exercise price for stock options and the tax withholding liability upon the lapse of restrictions on restricted stock by payment in cash and/or delivery of shares of common stock.  In the first quarter 2022, pursuant to these provisions, we purchased 712 shares at a price of $119.77, the fair market value of one share of our common stock on the date they were tendered for payment of tax withholding liability upon the lapse of restrictions on restricted stock.

ITEM 4:    MINE SAFETY DISCLOSURES

Under Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of SEC Regulation S-K, each operator of a coal or other mine is required to include disclosures regarding certain mine safety results in its periodic reports filed with the SEC. The operation of our quarries, underground mine and plants is subject to regulation by the federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977. The required information regarding certain mining safety and health matters, broken down by mining complex, for the quarter ended March 31, 2022 is presented in Exhibit 95.1 to this Report.

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

UNITED STATES LIME & MINERALS, INC.

April 28, 2022	By:	/s/ Timothy W. Byrne
Timothy W. Byrne
President and Chief Executive Officer
(Principal Executive Officer)

April 28, 2022	By:	/s/ Michael L. Wiedemer
Michael L. Wiedemer
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)