Form 10-Q
period 2022-06-30
UNITED STATES LIME & MINERALS INC
filed 2022-07-28
CIK 82020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: As of July 26, 2022, 5,673,610 shares of common stock, $0.10 par value, were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

(Unaudited)

	June 30,	December 31,
	2022	2021
ASSETS
Current assets
Cash and cash equivalents	$108,581	$105,355
Trade receivables, net	37,123	26,715
Inventories, net	16,719	15,116
Prepaid expenses and other current assets	2,197	3,244
Total current assets	164,620	150,430
Property, plant and equipment	429,006	413,561
Less accumulated depreciation and depletion	(260,421)	(251,389)
Property, plant and equipment, net	168,585	162,172
Operating lease right-of-use assets	3,087	3,144
Other assets, net	441	450
Total assets	$336,733	$316,196
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$7,100	$5,433
Current portion of operating lease liabilities	794	899
Accrued expenses	4,522	4,856
Total current liabilities	12,416	11,188
Deferred tax liabilities, net	24,275	23,055
Operating lease liabilities, excluding current portion	2,420	2,311
Other liabilities	1,452	1,436
Total liabilities	40,563	37,990
Stockholders’ equity
Common stock	669	669
Additional paid-in capital	33,185	31,774
Retained earnings	318,250	301,611
Less treasury stock, at cost	(55,934)	(55,848)
Total stockholders’ equity	296,170	278,206
Total liabilities and stockholders’ equity	$336,733	$316,196

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
Revenues	$60,492	100.0%	$49,162	100.0%	$111,401	100.0%	$90,836	100.0%
Cost of revenues
Labor and other operating expenses	38,538	63.7%	27,200	55.3%	69,797	62.6%	51,793	57.0%
Depreciation, depletion and amortization	5,473	9.1%	5,167	10.5%	10,656	9.6%	10,443	11.5%
	44,011	72.8%	32,367	65.8%	80,453	72.2%	62,236	68.5%
Gross profit	16,481	27.2%	16,795	34.2%	30,948	27.8%	28,600	31.5%
Selling, general and administrative expenses	3,848	6.4%	2,957	6.0%	7,483	6.7%	6,024	6.6%
Operating profit	12,633	20.8%	13,838	28.2%	23,465	21.1%	22,576	24.9%
Other expense (income)
Interest expense	63	0.1%	62	0.2%	126	0.1%	124	0.1%
Interest and other income, net	(177)	(0.3)%	(91)	(0.2)%	(237)	(0.2)%	(125)	(0.1)%
	(114)	(0.2)%	(29)	(0.0)%	(111)	(0.1)%	(1)	(0.0)%
Income before income tax expense	12,747	21.0%	13,867	28.2%	23,576	21.2%	22,577	24.9%
Income tax expense	2,509	4.1%	2,774	5.6%	4,670	4.2%	4,453	4.9%
Net income	$10,238	16.9%	$11,093	22.6%	$18,906	17.0%	$18,124	20.0%
Net income per share of common stock
Basic	$1.80		$1.96		$3.33		$3.21
Diluted	$1.80		$1.96		$3.33		$3.20

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(dollars in thousands)

(Unaudited)

	Common Stock		Additional
	Shares		Paid-In	Retained	Treasury
	Outstanding	Amount	Capital	Earnings	Stock	Total
Balances at December 31, 2021	5,666,012	$669	$31,774	$301,611	$(55,848)	$278,206
Stock-based compensation	2,823	—	651	—	—	651
Treasury shares purchased	(712)	—	—	—	(86)	(86)
Cash dividends paid	—	—	—	(1,133)	—	(1,133)
Net income	—	—	—	8,668	—	8,668
Balances at March 31, 2022	5,668,123	$669	$32,425	$309,146	$(55,934)	$286,306
Stock options exercised	2,400	—	120	—	—	120
Stock-based compensation	3,087	—	640	—	—	640
Treasury shares purchased	—	—	—	—	—	—
Cash dividends paid	—	—	—	(1,134)	—	(1,134)
Net income	—	—	—	10,238	—	10,238
Balances at June 30, 2022	5,673,610	$669	$33,185	$318,250	$(55,934)	$296,170

	Common Stock		Additional
	Shares		Paid-In	Retained	Treasury
	Outstanding	Amount	Capital	Earnings	Stock	Total
Balances at December 31, 2020	5,648,084	$666	$29,457	$268,186	$(55,117)	$243,192
Stock options exercised	3,310	—	—	—	—	—
Stock-based compensation	2,685	1	546	—	—	547
Treasury shares purchased	(743)	—	—	—	(95)	(95)
Cash dividends paid	—	—	—	(905)	—	(905)
Net income	—	—	—	7,031	—	7,031
Balances at March 31, 2021	5,653,336	$667	$30,003	$274,312	$(55,212)	$249,770
Stock options exercised	2,000	—	83	—	—	83
Stock-based compensation	3,145	—	571	—	—	571
Treasury shares purchased	—	—	—	—	—	—
Cash dividends paid	—	—	—	(904)	—	(904)
Net income	—	—	—	11,093	—	11,093
Balances at June 30, 2021	5,658,481	$667	$30,657	$284,501	$(55,212)	$260,613

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2022	2021
OPERATING ACTIVITIES:
Net income	$18,906	$18,124
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	10,796	10,575
Amortization of deferred financing costs	2	2
Deferred income taxes	1,220	1,779
Gain on disposition of property, plant and equipment	(26)	(78)
Stock-based compensation	1,291	1,118
Changes in operating assets and liabilities:
Trade receivables, net	(9,969)	(4,483)
Inventories, net	(1,434)	587
Prepaid expenses and other current assets	1,047	445
Other assets	7	(132)
Accounts payable and accrued expenses	443	(618)
Other liabilities	70	53
Net cash provided by operating activities	22,353	27,372
INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(11,485)	(17,776)
Acquisition of a business, net of cash acquired	(5,630)	—
Proceeds from sale of property, plant and equipment	221	10
Net cash used in investing activities	(16,894)	(17,766)
FINANCING ACTIVITIES:
Cash dividends paid	(2,267)	(1,809)
Proceeds from exercise of stock options	120	83
Purchase of treasury shares	(86)	(95)
Net cash used in financing activities	(2,233)	(1,821)
Net increase in cash and cash equivalents	3,226	7,785
Cash and cash equivalents at beginning of period	105,355	83,562
Cash and cash equivalents at end of period	$108,581	$91,347

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by United States Lime & Minerals, Inc. (the “Company”) without independent audit. In the opinion of the Company’s management, all adjustments of a normal and recurring nature necessary to present fairly the financial position, results of operations, comprehensive income and cash flows for the periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2021. The results of operations for the three- and six-month periods ended June 30, 2022 are not necessarily indicative of operating results for the full year.

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

On February 9, 2022, the Company acquired 100% of the equity interest of Mill Creek, a dolomite mining and production company located in Mill Creek, Oklahoma, for $5.6 million cash. Upon acquisition, Mill Creek’s assets and liabilities were recorded at fair value with $5.4 million of the purchase price allocated to property, plant, and equipment. Mill Creek contributed $1.1 million and $1.9 million to the Company’s revenues for the three- and six-months ended June 30, 2022, respectively. The Company believes this acquisition will complement its existing geographic footprint.

3. Accounting Policies

Revenue Recognition. The Company recognizes revenue for its lime and limestone operations when (i) a contract with the customer exists and the performance obligations are identified; (ii) the price has been established; and (iii) the performance obligations have been satisfied, which is generally upon shipment. The Company’s returns and allowances are minimal. Revenues include external freight billed to customers with related costs accounted for as fulfillment costs and included in cost of revenues. External freight billed to customers included in 2022 and 2021 revenues was $12.1 million and $8.7 million, for the respective three-month periods ended June 30, and $21.7 million and $16.5 million, for the respective six-month periods ended June 30, which approximates the amount of external freight included in cost of revenues. Sales taxes billed to customers are not included in revenues. For its natural gas interests, the Company recognizes revenue in the month of production and delivery.

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

4. Reportable Segment

The Company has identified one reportable segment based on the distinctness of the Company’s activities and products: lime and limestone operations. All operations are within a single region in the United States. In evaluating the operating results of the Company, management primarily reviews revenues, gross profit and operating profit from the lime and limestone operations. Operating profit from the Company’s lime and limestone operations includes all of the Company’s selling, general and administrative costs. The Company does not allocate interest expense and interest and other income (expense), net to its lime and limestone operations. Other revenues, gross profit and operating profit in the Company’s segment disclosures include the Company’s natural gas interests. Other identifiable assets include assets related to the Company’s natural gas interests, unallocated corporate assets and cash items.

The following table sets forth operating results and certain other financial data for the Company’s lime and limestone operations segment and other (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Revenues	2022	2021	2022	2021
Lime and limestone operations	$59,613	$48,742	$109,909	$90,098
Other	879	420	1,492	738
Total revenues	$60,492	$49,162	$111,401	$90,836
Depreciation, depletion and amortization
Lime and limestone operations	$5,330	$5,020	$10,369	$10,157
Other	143	147	287	286
Total depreciation, depletion and amortization	$5,473	$5,167	$10,656	$10,443
Gross profit
Lime and limestone operations	$15,975	$16,682	$30,172	$28,506
Other	506	113	776	94
Total gross profit	$16,481	$16,795	$30,948	$28,600
Operating profit
Lime and limestone operations	$12,127	$13,725	$22,689	$22,482
Other	506	113	776	94
Total operating profit	$12,633	$13,838	$23,465	$22,576
Identifiable assets, at period end
Lime and limestone operations	$223,101	$202,179	$223,101	$202,179
Other	113,632	94,933	113,632	94,933
Total identifiable assets	$336,733	$297,112	$336,733	$297,112
Capital expenditures
Lime and limestone operations	$5,968	$13,233	$11,485	$17,776
Other	—	—	—	—
Total capital expenditures	$5,968	$13,233	$11,485	$17,776

5. Income and Dividends Per Share of Common Stock

At June 30, 2022, the Company had 30,000,000 shares of common stock authorized and 5,673,610 shares outstanding.

The following table sets forth the computation of basic and diluted income per common share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income for basic and diluted income per common share	$10,238	$11,093	$18,906	$18,124
Weighted-average shares for basic income per common share	5,672	5,657	5,670	5,654
Effect of dilutive securities:
Employee and director stock options(1)	8	12	9	13
Adjusted weighted-average shares and assumed exercises for diluted income per common share	5,680	5,669	5,679	5,667
Basic net income per common share	$1.80	$1.96	$3.33	$3.21
Diluted net income per common share	$1.80	$1.96	$3.33	$3.20
(1)	Excludes 17 and 14 stock options for the three- and six-month periods ended June 30, 2022, respectively, as anti-dilutive because the exercise price exceeded the average per share market price for the period. No stock options were excluded for the three- and six-month periods ended June 30, 2021 as anti-dilutive.

The Company paid $0.20 and $0.40 of cash dividends per share of common stock in the three- and six-month periods ended June 30, 2022, respectively. The Company paid $0.16 and $0.32 of cash dividends per share of common stock in the three- and six-month periods ended June 30, 2021, respectively.

6. Inventories, Net

Inventories are valued principally at the lower of cost, determined using the average cost method, or net realizable value. Costs for raw materials and finished goods include materials, labor, and production overhead. Inventories, net consisted of the following (in thousands):

	June 30,	December 31,
	2022	2021
Lime and limestone inventories:
Raw materials	$3,815	$3,232
Finished goods	2,419	2,677
	6,234	5,909
Service parts inventories	10,485	9,207
	$16,719	$15,116

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

As of June 30, 2022, the Company had no debt outstanding and no draws on the Revolving Facility other than $0.3 million of letters of credit, which count as draws against the available commitment under the Revolving Facility.

8. Leases

The Company has operating leases for the use of equipment, corporate office space, and some of its terminal and distribution facilities. The leases have remaining lease terms of 1 to 6 years, with a weighted-average remaining lease term of 4 years at each of June 30, 2022 and December 31, 2021. Some operating leases include options to extend the leases for up to 5 years.

The components of lease costs for the three and six months ended June 30, 2022 and 2021 were as follows (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
	Classification	2022	2021	2022	2021
Operating lease costs(1)	Cost of revenues	$618	$450	$1,139	$835
Operating lease costs(1)	Selling, general and administrative expenses	67	67	140	132
Rental revenues	Interest and other income, net	(10)	(20)	(42)	(41)
Net operating lease costs		$675	$497	$1,237	$926
(1)	Includes the costs of leases with a term of 12 months or less.

As of June 30, 2022, future minimum payments under operating leases that were either non-cancelable or subject to significant penalty upon cancellation, including future minimum payments under renewal options that the Company is reasonably certain to exercise, were as follows (in thousands):

2022 (excluding the six months ended June 30, 2022)	$574
2023	796
2024	665
2025	432
2026	425
Thereafter	454
Total future minimum lease payments	3,346
Less imputed interest	(132)
Present value of lease liabilities	$3,214

Supplemental cash flow information pertaining to the Company’s leasing activity for the six months ended June 30, 2022 and 2021 is as follows (in thousands):

	Six Months Ended June 30,
	2022	2021
Cash payments for operating lease liabilities	$691	$708
Right-of-use assets obtained in exchange for operating lease obligations	$492	$96

9. Income Taxes

The Company has estimated that its effective income tax rate for 2022 will be 19.8%. The primary reason for the effective income tax rate being below the federal statutory rate is due to statutory depletion, which is allowed for income tax purposes and is a permanent difference between net income for financial reporting purposes and taxable income.

10. Dividends

On June 17, 2022, the Company paid $1.1 million in cash dividends based on a dividend of $0.20 per share of its common stock, to shareholders of record at the close of business on May 27, 2022. On March 18, 2022, the Company paid $1.1 million in cash dividends, based on a dividend of $0.20 per share of its common stock, to shareholders of record at the close of business on February 25, 2022.

11. Subsequent Event

On July 27, 2022, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.20 per share on the Company’s common stock. This dividend is payable on September 16, 2022 to shareholders of record at the close of business on August 26, 2022.

ITEM 2:     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements. Any statements contained in this Report that are not statements of historical fact are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements in this Report, including without limitation statements relating to the Company’s plans, strategies, objectives, expectations, intentions, and adequacy of resources, are identified by such words as “will,” “could,” “should,” “would,” “believe,” “possible,” “potential,” “expect,” “intend,” “plan,” “schedule,” “estimate,” “anticipate” and “project.” The Company undertakes no obligation to publicly update or revise any forward-looking statements. The Company cautions that forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from expectations, including without limitation the following: (i) the Company’s plans, strategies, objectives, expectations, and intentions are subject to change at any time at the Company’s discretion; (ii) the Company’s plans and results of operations will be affected by its ability to maintain and increase its revenues and manage its growth; (iii) the Company’s ability to meet short-term and long-term liquidity demands, including meeting the Company’s operating and capital needs, including possible acquisitions and paying dividends, and conditions in the credit and equity markets, including the ability of the Company’s customers to meet their obligations; (iv) interruptions to operations and increased expenses at the Company’s facilities resulting from changes in mining methods or conditions, variability of chemical or physical properties of the Company’s limestone and its impact on process equipment and product quality, inclement weather conditions, including more severe and frequent weather events resulting from climate change, natural disasters, accidents, IT systems failures or disruptions, including due to cyber-security incidents or ransomware attacks, utility disruptions, supply chain delays and disruptions, labor shortages and disruptions, or regulatory requirements; (v) volatile coal, petroleum coke, diesel, natural gas, electricity, and transportation costs and the consistent availability of trucks, truck drivers and rail cars to deliver the Company’s products to its customers and solid fuels to its plants on a timely basis at competitive prices; (vi) unanticipated delays or cost overruns in completing modernization and expansion and development projects; (vii) the Company’s ability to expand its lime and limestone operations through projects and acquisitions of businesses with related or similar operations and the Company’s ability to obtain any required financing for such projects and acquisitions, to integrate the projects and acquisitions into the Company’s overall operations, and to sell any resulting increased production at acceptable prices; (viii) inadequate demand and/or prices for the Company’s lime and limestone products due to increased competition from competitors, increasing competition for certain customer accounts, conditions in the U.S. economy, recessionary pressures in, and the impact of government policies on, particular industries, including oil and gas services, utility plants, steel, construction, and industrial, effects of governmental fiscal and budgetary constraints, including the level of highway construction and infrastructure funding, changes to tax laws, legislative impasses, extended governmental shutdowns, trade wars, tariffs, international incidents, including the Russian invasion of Ukraine, sanctions, economic and regulatory uncertainties under state governments and the United States Administration and Congress, inflation, Federal Reserve responses to inflationary concerns, including increased interest rates, and inability to continue to maintain or increase prices for the Company’s products, including passing through the increased costs of energy, transportation, labor, and supplies; (ix) ongoing and possible new regulations, investigations, enforcement actions and costs, legal expenses, penalties, fines, assessments, litigation, judgments and settlements, taxes and disruptions and limitations of operations, including those related to climate change, health and safety, human capital, diversity, and other environmental, social, governance and sustainability considerations, and those that could impact the Company’s ability to continue or renew its operating permits or successfully secure new permits in connection with its modernization and expansion and development projects; (x) estimates of reserves and remaining lives of reserves; (xi) the ongoing impact of the novel coronavirus (“COVID-19”) pandemic and current or future variants of the COVID-19 virus and governmental responses thereto, including decreased demand, lower prices, tightened labor and other markets, and increased costs, and the risk of non-compliance with health and safety protocols, social distancing and mask guidelines, and vaccination mandates, on the Company’s financial condition, results of operations, cash flows, and competitive position; (xii) the impact of social or political unrest; (xiii) risks relating to mine safety and reclamation and remediation; and (xiv) other risks and uncertainties set forth in this Report or indicated from time to time in the Company’s filings with the Securities and Exchange Commission (the “SEC”), including the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

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

In addition to our lime and limestone operations, we hold natural gas interests through our wholly owned subsidiary, U.S. Lime Company – O&G, LLC. The revenues, gross profit and operating profit from our natural gas interests are included in Other for our reportable segment disclosures. Assets related to our natural gas interests, unallocated corporate assets, and cash items are included in Other identified assets. We do not believe that our natural gas interests are material to the current or prior periods.

On February 9, 2022, we acquired 100% of the equity interest of Mill Creek, a dolomite mining and production company located in Mill Creek, Oklahoma, for $5.6 million cash. Upon acquisition, Mill Creek’s assets and liabilities were recorded at fair value, with $5.4 million of the purchase price allocated to property, plant, and equipment. Mill Creek contributed $1.1 million and $1.9 million to our revenues for the three- and six-months ended June 30, 2022, respectively. We believe that this acquisition will complement our existing geographic footprint.

Our revenues increased 23.0% and 22.6% in the second quarter and first six months 2022, respectively, compared to the second quarter and first six months 2021. The increases in our revenues in the second quarter and first six months 2022 resulted primarily from 18.0% and 18.5% increases in sales volumes of our lime and limestone products, respectively, principally due to increased demand from our construction and industrial customers. Additionally, lime and limestone revenues for the six months 2022 benefited from increased sales to our oil and gas services customers. Revenues in in the second quarter and first six months 2022 were also favorably impacted by increases in the average selling prices for our lime and limestone products of 4.3% and 3.5%, respectively.

Our gross profit decreased 1.9% in the second quarter 2022 and increased 8.2% in the first six months 2022, compared to the second quarter and first six months 2021. The decrease in gross profit in the second quarter 2022, compared to the second quarter 2021, resulted primarily from increased lime and limestone production costs, principally from higher energy, transportation, labor, and supplies costs, partially offset by the increased revenues discussed above. The increase in gross profit in the first six months 2022, compared to the first six months 2021, resulted primarily from the increased revenues discussed above, partially offset by increased production costs.

We continue to be challenged by a persistent overall inflationary environment that is disproportionately impacting our lime and limestone production costs. We are also adjusting and acclimating to longer lead times as supply chain delays have settled into a new normal.

While we were able to increase our lime and limestone product prices in the first six months 2022, our price increases were not nearly enough to offset the increasing cost pressures that we have been experiencing. In an effort to maintain or improve our margins, we have been working with our valued customers to pass along additional price increases during the second half of the year. If our increased production costs, particularly costs associated with energy and transportation, continue at their current rate, or accelerate, it could adversely affect our profitability going forward.

Liquidity and Capital Resources.

Net cash provided by operating activities was $22.4 million in the first six months 2022, compared to $27.4 million in the first six months 2021, a decrease of $5.0 million, or 18.3%. Our net cash provided by operating activities is composed of net income, depreciation, depletion and amortization (“DD&A”), deferred income taxes, stock-based compensation, other non-cash items included in net income and changes in working capital. In the first six months 2022, net cash provided by operating activities was principally composed of $18.9 million net income, $10.8 million DD&A, $1.2 million deferred income taxes, $1.3 million stock-based compensation, and a $9.8 million decrease from changes in operating assets and liabilities. Changes in operating assets and liabilities in the first six months 2022 included an increase of $10.0 million in trade receivables, net, due primarily to increased sales in the second quarter 2022 compared to the fourth quarter 2021, an increase of $1.4 million in inventories, a $0.4 million increase in accounts payable and accrued expenses, and a decrease of $1.0 million in prepaid expenses and other current assets. In the first six months 2021, net cash provided by operating activities was principally composed of $18.1 million net income, $10.6 million DD&A, $1.8 million deferred income taxes, $1.1 million stock-based compensation, and a $4.1 million decrease from changes in operating assets and liabilities. Changes in operating assets and liabilities in the first six months 2021 included an increase of $4.5 million in trade receivables, net, due primarily from increased sales in the second quarter 2021 compared to the fourth quarter 2020, a decrease of $0.6 million in inventories, and a decrease of $0.6 million in accounts payable and accrued expenses.

We had $17.1 million in capital expenditures in the first six months 2022, including $5.6 million for the acquisition of Mill Creek, compared to $17.8 million in the first six months 2021. In the first six months 2022, we experienced increased costs associated with our normal recurring capital and re-equipping projects at our plants and other facilities, as part of the current overall inflationary environment. We expect that the increase in these capital costs will result in increased DD&A expense in future periods. Net cash used in financing activities was $2.2 million in the first six months 2022, compared to $1.8 million in the first six months 2021, consisting primarily of cash dividends paid in each period.

Cash and cash equivalents increased $3.2 million to $108.6 million at June 30, 2022 from $105.4 million at December 31, 2021.

We are not committed to any planned capital expenditures until actual orders are placed for equipment. As of June 30, 2022, we did not have any material commitments for open purchase orders.

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

At June 30, 2022, we had no debt outstanding and no draws on the Revolving Facility other than $0.3 million of letters of credit, which count as draws against the available commitment under the Revolving Facility. We believe that, absent a significant acquisition, cash on hand and cash flows from operations will be sufficient to meet our operating needs, ongoing capital needs, including current and possible future modernization, expansion, and development projects, and liquidity needs and allow us to pay regular quarterly cash dividends for the near future.

Results of Operations.

Revenues in the second quarter 2022 were $60.5 million, compared to $49.2 million in the second quarter 2021, an increase of $11.3 million, or 23.0%. For the first six months 2022, revenues were $111.4 million, compared to $90.8 million in the first six months 2021, an increase of $20.6 million, or 22.6%. Revenues from our lime and limestone operations were $59.6 million in the second quarter 2022, compared to $48.7 million in the second quarter 2021, an increase of $10.9 million, or 22.3%. For the first six months 2022, lime and limestone revenues were $109.9 million, compared to $90.1 milling in the first six months 2021, an increase of $19.8 million, or 22.0%. The increases in lime and limestone revenues in the second quarter and first six months 2022 were primarily due to increases in sales volumes of our lime and limestone products, compared to the first quarter 2021, principally due to increased demand from our construction and industrial customers. Additionally, lime and limestone revenues in the first six months 2022 benefitted from increased sales to our oil and gas services customers. Revenues in in the second quarter and first six months 2022 were also favorably impacted by increases in the average selling prices for our lime and limestone products of 4.3% and 3.5%, respectively.

Gross profit was $16.5 million in the second quarter 2022, compared to $16.8 million in the second quarter 2021, a decrease of $0.3 million, or 1.9%. Gross profit from our lime and limestone operations in the second quarter 2022 was $16.0 million, compared to $16.7 million in the second quarter 2021, a decrease of $0.7 million, or 4.2%. The decrease in lime and limestone gross profit in the second quarter 2022, compared to the second quarter 2021, resulted primarily from increased production costs, principally from higher energy, transportation, labor, and supplies costs, partially offset by the increased revenues discussed above.

Gross profit was $30.9 million in the first six months 2022, compared to $28.6 million in the first six months 2021, an increase of $2.3 million, or 8.2%. Gross profit from our lime and limestone operations in the first six months 2022 was $30.2 million, compared to $28.5 million in the first six months 2021, an increase of $1.7 million or 5.8%. The increase in gross profit in the first six months 2022, compared to the first six months 2021, resulted primarily from the increased revenues discussed above, partially offset by increased production costs.

Selling, general and administrative (“SG&A”) expenses were $3.8 million in the second quarter 2022, compared to $3.0 million in the second quarter 2021, an increase of $0.9 million, or 30.1%. SG&A expenses were $7.5 million in the first six months 2022, compared to $6.0 million in the first six months 2021, an increase of $1.5 million, or 24.2%. The increases in SG&A expenses in the 2022 periods were primarily due to increased personnel expense and changes in estimates of expected credit losses.

Interest expense was $63 thousand and $126 thousand in the second quarter and first six months 2022, respectively, compared to $62 thousand and $124 thousand in the comparable 2021 periods. We had no outstanding debt during any of the periods. Interest and other income, net was $177 thousand and $237 thousand in the second quarter and first six months 2022, respectively, compared to $91 thousand and $125 thousand in the comparable 2021 periods.

Income tax expense was $2.5 million and $4.7 million in the second quarter and first six months 2022, respectively, compared to $2.8 million and $4.5 million in the comparable 2021 periods. Our effective income tax rate was reduced from the federal rate primarily due to statutory depletion, which is allowed for income tax purposes and is a permanent difference between net income for financial reporting purposes and taxable income.

Our net income was $10.2 million ($1.80 per share diluted) in the second period 2022, compared to net income of $11.1 million ($1.96 per share diluted) in the second period 2021, a decrease of $0.9 million, or 7.7%. For the first six months 2022, our net income was $18.9 million ($3.33 per share diluted), compared to $18.1 million ($3.20 per share diluted) in the first six months 2021, an increase of $0.8 million, or 4.3%.

ITEM 3:     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk.

We could be exposed to changes in interest rates, primarily as a result of floating interest rates on the Revolving Facility. There was no outstanding balance on the Revolving Facility subject to interest rate risk at June 30, 2022. Any future borrowings under the Revolving Facility would be subject to interest rate risk. See Note 7 of Notes to Condensed Consolidated Financial Statements.

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

PART II.     OTHER INFORMATION

ITEM 2:     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our Amended and Restated 2001 Long-Term Incentive Plan allows employees and directors to pay the exercise price for stock options and the tax withholding liability upon the lapse of restrictions on restricted stock by payment in cash and/or delivery of shares of common stock.  There were no repurchases in the second quarter 2022 pursuant to these provisions or otherwise.

ITEM 4:    MINE SAFETY DISCLOSURES

Under Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of SEC Regulation S-K, each operator of a coal or other mine is required to include disclosures regarding certain mine safety results in its periodic reports filed with the SEC. The operation of our quarries, underground mine and plants is subject to regulation by the federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977. The required information regarding certain mining safety and health matters, broken down by mining complex, for the quarter ended June 30, 2022 is presented in Exhibit 95.1 to this Report.

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

UNITED STATES LIME & MINERALS, INC.

July 28, 2022	By:	/s/ Timothy W. Byrne
Timothy W. Byrne
President and Chief Executive Officer
(Principal Executive Officer)

July 28, 2022	By:	/s/ Michael L. Wiedemer
Michael L. Wiedemer
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)