Form 10-Q
period 2022-09-30
UNITED STATES LIME & MINERALS INC
filed 2022-10-27
CIK 82020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: As of October 25, 2022, 5,673,540 shares of common stock, $0.10 par value, were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

(Unaudited)

	September 30,	December 31,
	2022	2021
ASSETS
Current assets
Cash and cash equivalents	$122,659	$105,355
Trade receivables, net	39,559	26,715
Inventories, net	17,652	15,116
Prepaid expenses and other current assets	2,162	3,244
Total current assets	182,032	150,430
Property, plant and equipment	434,238	413,561
Less accumulated depreciation and depletion	(264,858)	(251,389)
Property, plant and equipment, net	169,380	162,172
Operating lease right-of-use assets	4,030	3,144
Other assets, net	438	450
Total assets	$355,880	$316,196
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$7,141	$5,433
Current portion of operating lease liabilities	1,074	899
Accrued expenses	6,472	4,856
Total current liabilities	14,687	11,188
Deferred tax liabilities, net	25,239	23,055
Operating lease liabilities, excluding current portion	3,105	2,311
Other liabilities	1,447	1,436
Total liabilities	44,478	37,990
Stockholders’ equity
Common stock	669	669
Additional paid-in capital	33,826	31,774
Retained earnings	332,841	301,611
Less treasury stock, at cost	(55,934)	(55,848)
Total stockholders’ equity	311,402	278,206
Total liabilities and stockholders’ equity	$355,880	$316,196

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
Revenues	$66,457	100.0%	$52,311	100.0%	$177,858	100.0%	$143,147	100.0%
Cost of revenues
Labor and other operating expenses	38,221	57.5%	29,981	57.3%	108,018	60.7%	81,774	57.1%
Depreciation, depletion and amortization	5,646	8.5%	4,989	9.6%	16,302	9.2%	15,432	10.8%
	43,867	66.0%	34,970	66.9%	124,320	69.9%	97,206	67.9%
Gross profit	22,590	34.0%	17,341	33.1%	53,538	30.1%	45,941	32.1%
Selling, general and administrative expenses	3,543	5.3%	3,145	6.0%	11,026	6.2%	9,169	6.4%
Operating profit	19,047	28.7%	14,196	27.1%	42,512	23.9%	36,772	25.7%
Other expense (income)
Interest expense	64	0.1%	63	0.1%	190	0.1%	187	0.1%
Interest and other income, net	(578)	(0.9)%	(147)	(0.3)%	(815)	(0.5)%	(272)	(0.2)%
	(514)	(0.8)%	(84)	(0.2)%	(625)	(0.4)%	(85)	(0.1)%
Income before income tax expense	19,561	29.5%	14,280	27.3%	43,137	24.3%	36,857	25.8%
Income tax expense	3,835	5.8%	2,972	5.7%	8,505	4.8%	7,425	5.2%
Net income	$15,726	23.7%	$11,308	21.6%	$34,632	19.5%	$29,432	20.6%
Net income per share of common stock
Basic	$2.77		$2.00		$6.11		$5.20
Diluted	$2.77		$1.99		$6.10		$5.19

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(dollars in thousands)

(Unaudited)

	Common Stock		Additional
	Shares		Paid-In	Retained	Treasury
	Outstanding	Amount	Capital	Earnings	Stock	Total
Balances at December 31, 2021	5,666,012	$669	$31,774	$301,611	$(55,848)	$278,206
Stock-based compensation	2,823	—	651	—	—	651
Treasury shares purchased	(712)	—	—	—	(86)	(86)
Cash dividends paid	—	—	—	(1,133)	—	(1,133)
Net income	—	—	—	8,668	—	8,668
Balances at March 31, 2022	5,668,123	$669	$32,425	$309,146	$(55,934)	$286,306
Stock options exercised	2,400	—	120	—	—	120
Stock-based compensation	3,087	—	640	—	—	640
Treasury shares purchased	—	—	—	—	—	—
Cash dividends paid	—	—	—	(1,134)	—	(1,134)
Net income	—	—	—	10,238	—	10,238
Balances at June 30, 2022	5,673,610	$669	$33,185	$318,250	$(55,934)	$296,170
Stock options exercised	—	—	—	—	—	—
Stock-based compensation	(36)	—	641	—	—	641
Treasury shares purchased	—	—	—	—	—	—
Cash dividends paid	—	—	—	(1,135)	—	(1,135)
Net income	—	—	—	15,726	—	15,726
Balances at September 30, 2022	5,673,574	$669	$33,826	$332,841	$(55,934)	$311,402

	Common Stock		Additional
	Shares		Paid-In	Retained	Treasury
	Outstanding	Amount	Capital	Earnings	Stock	Total
Balances at December 31, 2020	5,648,084	$666	$29,457	$268,186	$(55,117)	$243,192
Stock options exercised	3,310	—	—	—	—	—
Stock-based compensation	2,685	1	546	—	—	547
Treasury shares purchased	(743)	—	—	—	(95)	(95)
Cash dividends paid	—	—	—	(905)	—	(905)
Net income	—	—	—	7,031	—	7,031
Balances at March 31, 2021	5,653,336	$667	$30,003	$274,312	$(55,212)	$249,770
Stock options exercised	2,000	—	83	—	—	83
Stock-based compensation	3,145	—	571	—	—	571
Treasury shares purchased	—	—	—	—	—	—
Cash dividends paid	—	—	—	(904)	—	(904)
Net income	—	—	—	11,093	—	11,093
Balances at June 30, 2021	5,658,481	$667	$30,657	$284,501	$(55,212)	$260,613
Stock options exercised	—	—	—	—	—	—
Stock-based compensation	(14)	—	560	—	—	560
Treasury shares purchased	—	—	—	—	—	—
Cash dividends paid	—	—	—	(906)	—	(906)
Net income	—	—	—	11,308	—	11,308
Balances at September 30, 2021	5,658,467	$667	$31,217	$294,903	$(55,212)	$271,575

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2022	2021
OPERATING ACTIVITIES:
Net income	$34,632	$29,432
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	16,511	15,632
Amortization of deferred financing costs	2	6
Deferred income taxes	2,184	2,049
(Gain) loss on sale of property, plant and equipment	(210)	41
Stock-based compensation	1,932	1,678
Changes in operating assets and liabilities:
Trade receivables, net	(12,405)	(6,263)
Inventories, net	(2,367)	450
Prepaid expenses and other current assets	1,082	844
Other assets	10	(86)
Accounts payable and accrued expenses	2,451	266
Other liabilities	96	78
Net cash provided by operating activities	43,918	44,127
INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(18,120)	(23,731)
Acquisition of a business, net of cash acquired	(5,630)	—
Proceeds from sale of property, plant and equipment	504	171
Net cash used in investing activities	(23,246)	(23,560)
FINANCING ACTIVITIES:
Cash dividends paid	(3,402)	(2,715)
Proceeds from exercise of stock options	120	83
Purchase of treasury shares	(86)	(95)
Net cash used in financing activities	(3,368)	(2,727)
Net increase in cash and cash equivalents	17,304	17,840
Cash and cash equivalents at beginning of period	105,355	83,562
Cash and cash equivalents at end of period	$122,659	$101,402

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by United States Lime & Minerals, Inc. (the “Company”) without independent audit. In the opinion of the Company’s management, all adjustments of a normal and recurring nature necessary to present fairly the financial position, results of operations, comprehensive income and cash flows for the periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2021. The results of operations for the three- and nine-month periods ended September 30, 2022 are not necessarily indicative of operating results for the full year.

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

On February 9, 2022, the Company acquired 100% of the equity interest of Mill Creek, a dolomite mining and production company located in Mill Creek, Oklahoma, for $5.6 million cash. Upon acquisition, Mill Creek’s assets and liabilities were recorded at fair value with $5.4 million of the purchase price allocated to property, plant, and equipment. Mill Creek contributed $1.3 million and $3.1 million to the Company’s revenues for the three- and nine-months ended September 30, 2022, respectively. The Company believes this acquisition will complement its existing geographic footprint.

3. Accounting Policies

Revenue Recognition. The Company recognizes revenue for its lime and limestone operations when (i) a contract with the customer exists and the performance obligations are identified; (ii) the price has been established; and (iii) the performance obligations have been satisfied, which is generally upon shipment. The Company’s returns and allowances are minimal. Revenues include external freight billed to customers with related costs accounted for as fulfillment costs and included in cost of revenues. External freight billed to customers included in 2022 and 2021 revenues was $12.3 million and $9.5 million, for the respective three-month periods ended September 30, and $34.0 million and $26.0 million, for the respective nine-month periods ended September 30, which approximates the amount of external freight included in cost of revenues. Sales taxes billed to customers are not included in revenues. For its natural gas interests, the Company recognizes revenue in the month of production and delivery.

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

4. Reportable Segment

The Company has identified one reportable segment based on the distinctness of the Company’s activities and products: lime and limestone operations. All operations are within a single region in the United States. In evaluating the operating results of the Company, management primarily reviews revenues, gross profit and operating profit from the lime and limestone operations. Depreciation, depletion and amortization in the table below include only amounts that are included in cost of revenues in the Company’s condensed consolidated statements of operations. Operating profit from the Company’s lime and limestone operations includes all of the Company’s selling, general and administrative costs. The Company does not allocate interest expense and interest and other income (expense), net to its lime and limestone operations. Other revenues, gross profit and operating profit in the Company’s segment disclosures include the Company’s natural gas interests. Other identifiable assets include assets related to the Company’s natural gas interests, unallocated corporate assets and cash items.

The following table sets forth operating results and certain other financial data for the Company’s lime and limestone operations segment and other (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenues	2022	2021	2022	2021
Lime and limestone operations	$65,699	$51,749	$175,608	$141,847
Other	758	562	2,250	1,300
Total revenues	$66,457	$52,311	$177,858	$143,147
Depreciation, depletion and amortization
Lime and limestone operations	$5,513	$4,844	$15,882	$15,002
Other	133	145	420	430
Total depreciation, depletion and amortization	$5,646	$4,989	$16,302	$15,432
Gross profit
Lime and limestone operations	$22,166	$17,128	$52,338	$45,634
Other	424	213	1,200	307
Total gross profit	$22,590	$17,341	$53,538	$45,941
Operating profit
Lime and limestone operations	$18,626	$13,983	$41,321	$36,465
Other	421	213	1,191	307
Total operating profit	$19,047	$14,196	$42,512	$36,772
Identifiable assets, at period end
Lime and limestone operations	$228,797	$204,841	$228,797	$204,841
Other	127,083	106,067	127,083	106,067
Total identifiable assets	$355,880	$310,908	$355,880	$310,908
Capital expenditures
Lime and limestone operations	$6,635	$5,955	$18,120	$23,731
Other	—	—	—	—
Total capital expenditures	$6,635	$5,955	$18,120	$23,731

5. Income and Dividends Per Share of Common Stock

At September 30, 2022, the Company had 30,000,000 shares of common stock authorized and 5,673,574 shares outstanding.

The following table sets forth the computation of basic and diluted income per common share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income for basic and diluted income per common share	$15,726	$11,308	$34,632	$29,432
Weighted-average shares for basic income per common share	5,674	5,658	5,671	5,656
Effect of dilutive securities:
Employee and director stock options(1)	6	13	8	12
Adjusted weighted-average shares and assumed exercises for diluted income per common share	5,680	5,671	5,679	5,668
Basic net income per common share	$2.77	$2.00	$6.11	$5.20
Diluted net income per common share	$2.77	$1.99	$6.10	$5.19
(1)	Excludes 20 and 16 stock options for the three- and nine-month periods ended September 30, 2022, respectively, as anti-dilutive because the exercise price exceeded the average per share market price for the period. No stock options were excluded for the three- and nine-month periods ended September 30, 2021 as anti-dilutive.

The Company paid $0.20 and $0.60 of cash dividends per share of common stock in the three- and nine-month periods ended September 30, 2022, respectively. The Company paid $0.16 and $0.48 of cash dividends per share of common stock in the three- and nine-month periods ended September 30, 2021, respectively.

6. Inventories, Net

Inventories are valued principally at the lower of cost, determined using the average cost method, or net realizable value. Costs for raw materials and finished goods include materials, labor, and production overhead. Inventories, net consisted of the following (in thousands):

	September 30,	December 31,
	2022	2021
Lime and limestone inventories:
Raw materials	$4,361	$3,232
Finished goods	2,391	2,677
	6,752	5,909
Service parts inventories	10,900	9,207
	$17,652	$15,116

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

As of September 30, 2022, the Company had no debt outstanding and no draws on the Revolving Facility other than $0.3 million of letters of credit, which count as draws against the available commitment under the Revolving Facility.

8. Leases

The Company has operating leases for the use of equipment, corporate office space, and some of its terminal and distribution facilities. The leases have remaining lease terms of 1 to 6 years, with a weighted-average remaining lease term of 4 years at each of September 30, 2022 and December 31, 2021. Some operating leases include options to extend the leases for up to 5 years.

The components of lease costs for the three and nine months ended September 30, 2022 and 2021 were as follows (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
	Classification	2022	2021	2022	2021
Operating lease costs(1)	Cost of revenues	$606	$444	$1,746	$1,279
Operating lease costs(1)	Selling, general and administrative expenses	70	64	210	196
Rental revenues	Interest and other income, net	(10)	(28)	(52)	(69)
Net operating lease costs		$666	$480	$1,904	$1,406
(1)	Includes the costs of leases with a term of 12 months or less.

As of September 30, 2022, future minimum payments under operating leases that were either non-cancelable or subject to significant penalty upon cancellation, including future minimum payments under renewal options that the Company is reasonably certain to exercise, were as follows (in thousands):

2022 (excluding the nine months ended September 30, 2022)	$329
2023	1,070
2024	939
2025	707
2026	699
Thereafter	625
Total future minimum lease payments	4,369
Less imputed interest	(190)
Present value of lease liabilities	$4,179

Supplemental cash flow information pertaining to the Company’s leasing activity for the nine months ended September 30, 2022 and 2021 is as follows (in thousands):

	Nine Months Ended September 30,
	2022	2021
Cash payments for operating lease liabilities	$1,065	$1,059
Right-of-use assets obtained in exchange for operating lease obligations	$1,767	$1,545

9. Income Taxes

The Company has estimated that its effective income tax rate for 2022 will be 19.7%. The primary reason for the effective income tax rate being below the federal statutory rate is due to statutory depletion, which is allowed for income tax purposes and is a permanent difference between net income for financial reporting purposes and taxable income.

10. Dividends

On September 16, 2022, the Company paid $1.1 million in cash dividends based on a dividend of $0.20 per share of its common stock, to shareholders of record at the close of business on August 26, 2022. On June 17, 2022, the Company paid $1.1 million in cash dividends based on a dividend of $0.20 per share of its common stock, to shareholders of record at the close of business on May 27, 2022. On March 18, 2022, the Company paid $1.1 million in cash dividends, based on a dividend of $0.20 per share of its common stock, to shareholders of record at the close of business on February 25, 2022.

11. Subsequent Event

On October 26, 2022, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.20 per share on the Company’s common stock. This dividend is payable on December 16, 2022, to shareholders of record at the close of business on November 25, 2022.

ITEM 2:     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements. Any statements contained in this Report that are not statements of historical fact are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements in this Report, including without limitation statements relating to the Company’s plans, strategies, objectives, expectations, intentions, and adequacy of resources, are identified by such words as “will,” “could,” “should,” “would,” “believe,” “possible,” “potential,” “expect,” “intend,” “plan,” “schedule,” “estimate,” “anticipate” and “project.” The Company undertakes no obligation to publicly update or revise any forward-looking statements. The Company cautions that forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from expectations, including without limitation the following: (i) the Company’s plans, strategies, objectives, expectations, and intentions are subject to change at any time at the Company’s discretion; (ii) the Company’s plans and results of operations will be affected by its ability to maintain and increase its revenues and manage its growth; (iii) the Company’s ability to meet short-term and long-term liquidity demands, including meeting the Company’s operating and capital needs, including possible acquisitions and paying dividends, and conditions in the credit and equity markets, including the ability of the Company’s customers to meet their obligations; (iv) interruptions to operations and increased expenses at the Company’s facilities resulting from changes in mining methods or conditions, variability of chemical or physical properties of the Company’s limestone and its impact on process equipment and product quality, inclement weather conditions, including more severe and frequent weather events resulting from climate change, natural disasters, accidents, IT systems failures or disruptions, including due to cyber-security incidents or ransomware attacks, utility disruptions, supply chain delays and disruptions, labor shortages and disruptions, or regulatory requirements; (v) volatile coal, petroleum coke, diesel, natural gas, electricity, and transportation costs and the consistent availability of trucks, truck drivers and rail cars to deliver the Company’s products to its customers and solid fuels to its plants on a timely basis at competitive prices; (vi) the Company’s ability to expand its lime and limestone operations through projects and acquisitions of businesses with related or similar operations and the Company’s ability to obtain any required financing for such projects and acquisitions, to integrate the projects and acquisitions into the Company’s overall operations, and to sell any resulting increased production at acceptable prices; (vii) inadequate demand and/or prices for the Company’s lime and limestone products due to increased competition from competitors, increasing competition for certain customer accounts, conditions in the U.S. economy, recessionary pressures in, and the impact of government policies on, particular industries, including oil and gas services, utility plants, steel, construction, and industrial, effects of governmental fiscal and budgetary constraints, including the level of highway construction and infrastructure funding, changes to tax laws, legislative impasses, extended governmental shutdowns, trade wars, tariffs, international incidents, including the Russian invasion of Ukraine, oil cartel production and supply actions, sanctions, economic and regulatory uncertainties under state governments and the United States Administration and Congress, inflation, Federal Reserve responses to inflationary concerns, including increased interest rates, and inability to continue to maintain or increase prices for the Company’s products, including passing through the increased costs of energy, transportation, labor, and supplies; (viii) ongoing and possible new regulations, investigations, enforcement actions and costs, legal expenses, penalties, fines, assessments, litigation, judgments and settlements, taxes and disruptions and limitations of operations, including those related to climate change, health and safety, human capital, diversity, and other environmental, social, governance and sustainability considerations, and those that could impact the Company’s ability to continue or renew its operating permits or successfully secure new permits in connection with its modernization and expansion and development projects; (ix) estimates of reserves and remaining lives of reserves; (x) the impact of future variants of the novel coronavirus (“COVID-19”) virus or other potential global pandemics and governmental responses thereto, including decreased demand, lower prices, tightened labor and other markets, and increased costs, and the risk of non-compliance with health and safety protocols, social distancing and mask guidelines, and vaccination mandates, on the Company’s financial condition, results of operations, cash flows, and competitive position; (xi) the impact of social or political unrest; (xii) risks relating to mine safety and reclamation and remediation; and (xiii) other risks and uncertainties set forth in this Report or indicated from time to time in the Company’s filings with the Securities and Exchange Commission (the “SEC”), including the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

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

On February 9, 2022, we acquired 100% of the equity interest of Mill Creek, a dolomite mining and production company located in Mill Creek, Oklahoma, for $5.6 million cash. Upon acquisition, Mill Creek’s assets and liabilities were recorded at fair value, with $5.4 million of the purchase price allocated to property, plant, and equipment. Mill Creek contributed $1.3 million and $3.1 million to our revenues for the three- and nine-months ended September 30, 2022, respectively. We believe that this acquisition will complement our existing geographic footprint.

Our revenues increased 27.0% and 24.2% in the third quarter and first nine months 2022, respectively, compared to the third quarter and first nine months 2021. The increase in our revenues in the third quarter 2022, compared to the third quarter 2021, resulted primarily from a 14.7% increase in the average selling prices for our lime and limestone products and a 12.3% increase in sales volumes of our lime and limestone products, principally due to increased demand from our construction, agriculture, roofing, and oil and gas services customers. The increase in our revenues in the first nine months 2022, compared to the first nine months 2021, resulted primarily from an 11.7% increase in sales volumes of our lime and limestone products, principally due to increased demand from our construction, agriculture, and oil and gas services customers, and a 7.4% increase in the average selling prices for our lime and limestone products.

Our gross profit increased 30.3% in the third quarter 2022 and 16.5% in the first nine months 2022, compared to the third quarter and first nine months 2021. The increases in gross profit in the third quarter and first nine months 2022, compared to the comparable 2021 periods, resulted primarily from the increased revenues discussed above, partially offset by increased lime and limestone production costs, principally from higher transportation, energy, labor, and supplies costs. The pace of increases in production costs slowed during the third quarter 2022, relative to the inflation of the first half of the year. However, risks to our production costs, supply chain, and freight and transportation are still present. These risks include, but are not limited to, the impact foreign oil production cuts may have on the price of petroleum and petroleum-based products, and the risk potential railroad labor disruptions pose to our supply chain.

In the third quarter 2022, the strong demand from our construction customers benefited from long stretches of dry weather in the Texas markets. Increases in the average selling price of our lime and limestone products in the third quarter 2022 helped pass along the cost increases that we have experienced during the year.

Liquidity and Capital Resources.

Net cash provided by operating activities was $43.9 million in the first nine months 2022, compared to $44.1 million in the first nine months 2021, a decrease of $0.2 million, or 0.5%. Our net cash provided by operating activities is composed of net income, depreciation, depletion and amortization (“DD&A”), deferred income taxes, stock-based compensation, other non-cash items included in net income and changes in working capital. In the first nine months 2022, net cash provided by operating activities was principally composed of $34.6 million net income, $16.5 million DD&A, $2.2 million deferred income taxes, $1.9 million stock-based compensation, and a $11.1 million decrease from changes in operating assets and liabilities. Changes in operating assets and liabilities in the first nine months 2022 included an increase of $12.4 million in trade receivables, net, due primarily to increased sales in the third quarter 2022 compared to the fourth quarter 2021, an increase of $2.4 million in inventories, a $2.5 million increase in accounts payable and accrued expenses, and a decrease of $1.1 million in prepaid expenses and other current assets. In the first nine months 2021, net cash provided by operating activities was principally composed of $29.4 million net income, $15.6 million DD&A, $2.0 million deferred income taxes, $1.7 million stock-based compensation, and a $4.7 million decrease from changes in operating assets and liabilities. Changes in operating assets and liabilities in the first nine months 2021 included an increase of $6.3 million in trade receivables, net, due primarily from increased sales in the third quarter 2021 compared to the fourth quarter 2020, a decrease of $0.8 million in prepaid and other assets, and a decrease of $0.5 million in inventories.

We had $23.8 million in capital expenditures in the first nine months 2022, including $5.6 million for the acquisition of Mill Creek, compared to $23.7 million in the first nine months 2021. In the first nine months 2022, we experienced increased costs associated with our normal recurring capital and re-equipping projects at our plants and other facilities, as part of the current overall inflationary environment. We expect that the increase in these capital costs will result in increased DD&A expense in future periods. Net cash used in financing activities was $3.4 million in the first nine months 2022, compared to $2.7 million in the first nine months 2021, consisting primarily of cash dividends paid in each period.

Cash and cash equivalents increased $17.3 million to $122.7 million at September 30, 2022 from $105.4 million at December 31, 2021.

We are not committed to any planned capital expenditures until actual orders are placed for equipment. As of September 30, 2022, we did not have any material commitments for open purchase orders.

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

At September 30, 2022, we had no debt outstanding and no draws on the Revolving Facility other than $0.3 million of letters of credit, which count as draws against the available commitment under the Revolving Facility. We believe that, absent a significant acquisition, cash on hand and cash flows from operations will be sufficient to meet our operating needs, ongoing capital needs, including current and possible future modernization, expansion, and development projects, and liquidity needs and allow us to pay regular quarterly cash dividends for the near future.

Results of Operations.

Revenues in the third quarter 2022 were $66.5 million, compared to $52.3 million in the third quarter 2021, an increase of $14.1 million, or 27.0%. For the first nine months 2022, revenues were $177.9 million, compared to $143.1 million in the first nine months 2021, an increase of $34.7 million, or 24.2%. Revenues from our lime and limestone operations were $65.7 million in the third quarter 2022, compared to $51.7 million in the third quarter 2021, an increase of $14.0 million, or 27.0%. For the first nine months 2022, lime and limestone revenues were $175.6 million, compared to $141.8 million in the first nine months 2021, an increase of $33.8 million, or 23.8%. The increase in our revenues in the third quarter 2022, compared to the third quarter 2021, resulted primarily from an increase in sales volumes of our lime and limestone products, principally due to increased demand from our construction, agriculture, roofing, and oil and gas services customers, as well as an increase in the average selling prices for our lime and limestone products. The increase in our revenues in the first nine months 2022, compared to the first nine months 2021, resulted primarily from an increase in sales volumes of our lime and limestone products, principally due to increased demand from our construction, agriculture, and oil and gas services customers, and an increase in the average selling prices for our lime and limestone products.

Gross profit was $22.6 million in the third quarter 2022, compared to $17.3 million in the third quarter 2021, an increase of $5.2 million, or 30.3%. Gross profit from our lime and limestone operations in the third quarter 2022 was $22.2 million, compared to $17.1 million in the third quarter 2021, an increase of $5.0 million, or 29.4%. Gross profit was $53.5 million in the first nine months 2022, compared to $45.9 million in the first nine months 2021, an increase of $7.6 million, or 16.5%. Gross profit from our lime and limestone operations in the first nine months 2022 was $52.3 million, compared to $45.6 million in the first nine months 2021, an increase of $6.7 million or 14.7%. The increases in lime and limestone gross profit in the third quarter and first nine months 2022, compared to the comparable 2021 periods, resulted primarily from the increased revenues discussed above, partially offset by increased production costs, principally from higher transportation, energy, labor, and supplies costs.

Selling, general and administrative (“SG&A”) expenses were $3.6 million in the third quarter 2022, compared to $3.1 million in the third quarter 2021, an increase of $0.4 million, or 12.7%. SG&A expenses were $11.0 million in the first nine months 2022, compared to $9.2 million in the first nine months 2021, an increase of $1.9 million, or 20.3%. The increases in SG&A expenses in the 2022 periods were primarily due to increased personnel expense, including stock compensation.

Interest expense was $64 thousand and $190 thousand in the third quarter and first nine months 2022, respectively, compared to $63 thousand and $187 thousand in the comparable 2021 periods. We had no outstanding debt during any of the periods. Interest and other income, net was $578 thousand and $815 thousand in the third quarter and first nine months 2022, respectively, compared to $147 thousand and $272 thousand in the comparable 2021 periods. The increase in interest and other income, net during the third quarter and first nine months 2022, compared to the comparable 2021 periods, was due to higher interest rates on higher average balances in our cash and cash equivalents.

Income tax expense was $3.8 million and $8.5 million in the third quarter and first nine months 2022, respectively, compared to $3.0 million and $7.4 million in the comparable 2021 periods. Our effective income tax rate was reduced from the federal rate primarily due to statutory depletion, which is allowed for income tax purposes and is a permanent difference between net income for financial reporting purposes and taxable income.

Our net income was $15.7 million ($2.77 per share diluted) in the third period 2022, compared to net income of $11.3 million ($1.99 per share diluted) in the third period 2021, an increase of $4.4 million, or 39.1%. For the first nine months 2022, our net income was $34.6 million ($6.10 per share diluted), compared to $29.4 million ($5.19 per share diluted) in the first nine months 2021, an increase of $5.2 million, or 17.7%.

ITEM 3:     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk.

We could be exposed to changes in interest rates, primarily as a result of floating interest rates on the Revolving Facility. There was no outstanding balance on the Revolving Facility subject to interest rate risk at September 30, 2022. Any future borrowings under the Revolving Facility would be subject to interest rate risk. See Note 7 of Notes to Condensed Consolidated Financial Statements.

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

PART II.     OTHER INFORMATION

ITEM 2:     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our Amended and Restated 2001 Long-Term Incentive Plan allows employees and directors to pay the exercise price for stock options and the tax withholding liability upon the lapse of restrictions on restricted stock by payment in cash and/or delivery of shares of common stock.  There were no repurchases in the third quarter 2022 pursuant to these provisions or otherwise.

ITEM 4:    MINE SAFETY DISCLOSURES

Under Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of SEC Regulation S-K, each operator of a coal or other mine is required to include disclosures regarding certain mine safety results in its periodic reports filed with the SEC. The operation of our quarries, underground mine and plants is subject to regulation by the federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977. The required information regarding certain mining safety and health matters, broken down by mining complex, for the quarter ended September 30, 2022 is presented in Exhibit 95.1 to this Report.

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

UNITED STATES LIME & MINERALS, INC.

October 27, 2022	By:	/s/ Timothy W. Byrne
Timothy W. Byrne
President and Chief Executive Officer
(Principal Executive Officer)

October 27, 2022	By:	/s/ Michael L. Wiedemer
Michael L. Wiedemer
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)