Form 10-K
period 2022-12-31
UNITED STATES LIME & MINERALS INC
filed 2023-02-23
CIK 82020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of Common Stock held by non-affiliates computed as of the last business day of the Registrant’s quarter ended June 30, 2022: $216,195,725.

Number of shares of Common Stock outstanding as of February 22, 2023: 5,684,569.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the Registrant’s definitive Proxy Statement to be filed for its 2023 Annual Meeting of Shareholders. Part IV incorporates certain exhibits by reference from the Registrant’s previous filings.

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

Lime and Limestone Operations.

Business and Products. The Company, through its Lime and Limestone Operations, is a manufacturer of lime and limestone products, supplying primarily the construction (including highway, road and building contractors), industrial (including paper and glass manufacturers), metals (including steel producers), environmental (including municipal sanitation and water treatment facilities and flue gas treatment processes), roof shingle manufacturers, agriculture (including poultry producers), and oil and gas services industries. The Company is headquartered in Dallas, Texas and operates lime and limestone plants and distribution facilities in Arkansas, Colorado, Louisiana, Missouri, Oklahoma and Texas through its wholly owned subsidiaries, Arkansas Lime Company, ART Quarry TRS LLC (DBA Carthage Crushed Limestone), Colorado Lime Company, Mill Creek Dolomite, LLC, Texas Lime Company, U.S. Lime Company, U.S. Lime Company-Shreveport, U.S. Lime Company-St. Clair and U.S. Lime Company-Transportation.

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

Product Sales. In 2022, the Company sold almost all of its lime and limestone products in the states of Arkansas, Arizona, Colorado, Illinois, Iowa, Kansas, Louisiana, Mississippi, Missouri, Oklahoma, Tennessee and Texas. Sales were made primarily by the Company’s ten sales employees who call on current and potential customers and solicit orders, which are generally made on a purchase-order basis. The Company also receives orders in response to bids that it prepares and submits to current and potential customers.

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

Approximately 650 customers accounted for the Company’s sales of lime and limestone products during 2022. No single customer accounted for more than 10% of such sales. The Company is generally not subject to significant customer demand and credit risks as its customers are considerably diversified within our geographic region and by industry concentration. However, given the nature of the lime and limestone industry, the Company’s profits are very sensitive to changes in sales volumes, prices, and costs.

Lime and limestone products are transported by truck and rail to customers generally within a radius of 400 miles of each of the Company’s plants. All of the Company’s 2022 sales were made within the United States.

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

Limestone Mineral Resources and Reserves. The Company’s limestone mineral resources and reserves contain at least 96% calcium carbonate (CaCO3). The Company has three subsidiaries that extract limestone from open-pit quarries: Texas Lime Company (“Texas Lime”), which is located near Cleburne, Texas; Arkansas Lime Company (“Arkansas Lime”), which is located near Batesville, Arkansas; and Mill Creek Dolomite, LLC (“Mill Creek”), which the Company acquired on February 9, 2022, located near Mill Creek, Oklahoma. U.S. Lime Company-St. Clair (“St. Clair”) extracts limestone from an underground mine located near Marble City, Oklahoma. Carthage Crushed Limestone (“Carthage”) extracts limestone from an underground mine located in Carthage, Missouri. Colorado Lime Company (“Colorado Lime”) owns property containing limestone deposits at Monarch Pass, Colorado. Existing crushed stone stockpiles on the property are being used to provide feedstock to the Company’s plant in Delta, Colorado. Access to all properties is provided by paved roads and, in the case of Arkansas Lime, St. Clair, Carthage, and Mill Creek, also by rail. The Company mined approximately 4 million tons of limestone from its quarries and mines during the year ended December 31, 2022, and approximately 3 million tons of limestone during each of the years ended December 31, 2021 and 2020.

The Company engaged SYB Group, LLC (“SYB”) to serve as the Qualified Person (“QP”) to prepare estimates of the limestone mineral resources and reserves, as of December 31, 2021, at all of its properties except for Carthage, Mill Creek, and Colorado Lime. The QP was not retained to prepare estimates at those locations because the Company has not completed a drilling program sufficient to enable the QP to prepare estimates of the limestone mineral resources and reserves at those properties. As of December 31, 2022, the QP assessed the underlying material assumptions and information set forth in the technical report summaries for the Texas Lime Quarry, the Batesville Quarry, the Love Hollow Quarry, and the St. Clair Mine, including assumptions related to modifying factors, price estimates, and scientific and technical information. During 2022, no new drilling programs were instituted at the locations covered by the QP’s technical report summaries as of December 31, 2021. Resources and reserves were calculated using an $11.05 per ton price assumption based on the U.S. Geological Survey Mineral Commodity Summaries 2021. The U.S. Geological Survey Mineral Commodity Summaries 2022 increased the price to $12.70 per ton, but the QP has determined that the change in price did not have a material impact on the calculation of the reserves and resources and that all material assumptions and information remained current as of December 31, 2022.

Summaries of the Company’s total limestone mineral resources and reserves for all properties other than Carthage, Mill Creek, and Colorado Lime as of December 31, 2022 and 2021 are shown below. The terms “Mineral Resource”, “Measured Resources”, “Indicated Resources”, “Mineral Reserves”, “Proven Reserves” and “Probable Reserves” are defined in accordance with SEC Regulation S-K subpart 229.1300 governing disclosures by registrants engaged in mining operations. Limestone mineral reserves are included in limestone mineral resources, net of any mining loss factors.

Summary of Total Limestone Mineral Resources as of December 31, 2022
Measured Resources (tons)	Cutoff Grade	Indicated Resources (tons)	Cutoff Grade	Measured + Indicated Resources (tons)	Cutoff Grade
281,539,000	Above 96.0% (CaCO3)	137,986,000	Above 96.0% (CaCO3)	419,525,000	Above 96.0% (CaCO3)

Summary of Total Limestone Mineral Resources as of December 31, 2021
Measured Resources (tons)	Cutoff Grade	Indicated Resources (tons)	Cutoff Grade	Measured + Indicated Resources (tons)	Cutoff Grade
284,993,000	Above 96.0% (CaCO3)	137,986,000	Above 96.0% (CaCO3)	422,979,000	Above 96.0% (CaCO3)

Summary of Total Limestone Mineral Reserves as of December 31, 2022
Proven Reserves (tons)	Cutoff Grade	Probable Reserves (tons)	Cutoff Grade	Total Mineral Reserves (tons)	Cutoff Grade
161,071,000	Above 96.0% (CaCO3)	72,037,000	Above 96.0% (CaCO3)	233,108,000	Above 96.0% (CaCO3)

Summary of Total Limestone Mineral Reserves as of December 31, 2021
Proven Reserves (tons)	Cutoff Grade	Probable Reserves (tons)	Cutoff Grade	Total Mineral Reserves (tons)	Cutoff Grade
164,146,000	Above 96.0% (CaCO3)	72,037,000	Above 96.0% (CaCO3)	236,183,000	Above 96.0% (CaCO3)

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

Texas Lime owns a quarry and has PLS, lime, and hydrated lime production facilities, located on approximately 5,200 acres of land in Johnson County, Texas that contains known high-quality limestone resources in a bed averaging 25 to 35 feet in thickness (the “Texas Lime Quarry”). As of December 31, 2022, Texas Lime had 115 million tons of measured limestone mineral resources, which included 62 million tons of proven reserves plus 48 million tons of probable reserves. Assuming the current level of production and recovery rate is maintained, the Company estimates that these reserves are sufficient to sustain operations for approximately 73 years. The tables below summarize the limestone mineral resources and reserves at the Texas Lime Quarry as of December 31, 2022 and 2021.

Texas Lime Quarry - Summary of Limestone Mineral Resources
as of December 31, 2022				as of December 31, 2021
Resource Category	Resources (tons)	Cutoff Grade	Processing Recovery	Resources (tons)	Cutoff Grade	Processing Recovery
Measured Mineral Resources	114,838,000	96.0(CaCO3)	N/A	116,533,000	96.0(CaCO3)	N/A
Indicated Mineral Resources	-	-	N/A	-	-	N/A
Total Measured + Indicated	114,838,000	96.0(CaCO3)	N/A	116,533,000	96.0(CaCO3)	N/A

Texas Lime Quarry - Summary of Limestone Mineral Reserves
as of December 31, 2022				as of December 31, 2021
Resource Category	Reserves (tons)	Cutoff Grade	Mining Recovery	Reserves (tons)	Cutoff Grade	Mining Recovery
Proven Reserves	61,564,000	96.0(CaCO3)	95%	63,174,000	96.0(CaCO3)	95%
Probable Reserves	47,532,000	96.0(CaCO3)	95%	47,532,000	96.0(CaCO3)	95%
Total Mineral Reserves	109,096,000	96.0(CaCO3)	95%	110,706,000	96.0(CaCO3)	95%

Arkansas Lime owns a quarry, and has PLS, lime, and hydrated lime production facilities, located on approximately 1,260 acres of land located in Independence County, Arkansas that contains known high-quality limestone resources in a bed averaging 60 feet in thickness (the “Batesville Quarry”). As of December 31, 2022, the Batesville Quarry had 8 million tons of indicated limestone mineral resources and 15 million tons of measured limestone mineral resources, which included 8 million tons of proven reserves and 3 million tons of probable reserves. Based on forecasted production levels and recovery rates, the Company estimates that these reserves are sufficient to sustain operations for approximately 24 years. The tables below summarize the limestone mineral resources and reserves at the Batesville Quarry as of December 31, 2022 and 2021.

Batesville Quarry - Summary of Limestone Mineral Resources
as of December 31, 2022				as of December 31, 2021
Resource Category	Resources (tons)	Cutoff Grade	Processing Recovery	Resources (tons)	Cutoff Grade	Processing Recovery
Measured Mineral Resources	14,921,000	96.0(CaCO3)	N/A	16,010,000	96.0(CaCO3)	N/A
Indicated Mineral Resources	8,239,000	96.0(CaCO3)	N/A	8,239,000	96.0(CaCO3)	N/A
Total Measured + Indicated	23,160,000	96.0(CaCO3)	N/A	24,249,000	96.0(CaCO3)	N/A

Batesville Quarry - Summary of Limestone Mineral Reserves
as of December 31, 2022				as of December 31, 2021
Resource Category	Reserves (tons)	Cutoff Grade	Mining Recovery[1]	Reserves (tons)	Cutoff Grade	Mining Recovery[1]
Proven Reserves	8,192,000	96.0(CaCO3)	82%/75%	9,085,000	96.0(CaCO3)	82%/75%
Probable Reserves	3,458,000	96.0(CaCO3)	82%/75%	3,458,000	96.0(CaCO3)	82%/75%
Total Mineral Reserves	11,650,000	96.0(CaCO3)	82%/75%	12,543,000	96.0(CaCO3)	82%/75%

1Mining recovery is listed as open pit/underground recovery.

In 2005, the Company acquired an additional quarry associated with Arkansas Lime, located on approximately 2,500 acres of land in Izard County, Arkansas (the “Love Hollow Quarry”). In 2022, the Company improved and developed the transportation infrastructure between the Love Hollow Quarry and Arkansas Lime’s production facilities and incurred other development costs to prepare the Love Hollow Quarry for mining and began sourcing a portion of the Arkansas Lime plant’s limestone requirements from the Love Hollow Quarry. As of December 31, 2022, the Love Hollow Quarry had 116 million tons of measured limestone mineral resources, which included 68 million tons of proven reserves and 21 million tons of probable reserves. Based on forecasted production levels and recovery rates, the Company estimates that these reserves are sufficient to sustain operations for approximately 80 years. The tables below summarize the limestone mineral resources and reserves at the Love Hollow Quarry as of December 31, 2022 and 2021.

Love Hollow Quarry - Summary of Limestone Mineral Resources
as of December 31, 2022				as of December 31, 2021
Resource Category	Resources (tons)	Cutoff Grade	Processing Recovery	Resources (tons)	Cutoff Grade	Processing Recovery
Measured Mineral Resources	115,741,000	96.0(CaCO3)	N/A	115,802,000	96.0(CaCO3)	N/A
Indicated Mineral Resources	-	-	N/A	-	-	N/A
Total Measured + Indicated	115,741,000	96.0(CaCO3)	N/A	115,802,000	96.0(CaCO3)	N/A

Love Hollow Quarry - Summary of Limestone Mineral Reserves
as of December 31, 2022				as of December 31, 2021
Resource Category	Reserves (tons)	Cutoff Grade	Mining Recovery[1]	Reserves (tons)	Cutoff Grade	Mining Recovery[1]
Proven Reserves	68,442,000	96.0(CaCO3)	95%/75%	68,500,000	96.0(CaCO3)	95%/75%
Probable Reserves	21,047,000	96.0(CaCO3)	95%/75%	21,047,000	96.0(CaCO3)	95%/75%
Total Mineral Reserves	89,489,000	96.0(CaCO3)	95%/75%	89,547,000	96.0(CaCO3)	95%/75%

1Mining recovery is listed as open pit/underground recovery.

St. Clair operates an underground mine and has PLS, lime, and hydrated lime production facilities located on approximately 1,400 acres that it owns in Sequoyah County, Oklahoma containing high-quality limestone resources and also has long-term mineral leases that provide the right to mine high-quality limestone resources contained in approximately 1,340 adjacent acres (the “St. Clair Mine”). As of December 31, 2022, the St. Clair Mine had 130 million tons of indicated limestone mineral resources and 36 million tons of measured limestone mineral resources, including 23 million tons of proven reserves. Assuming the current level of production and recovery rate is maintained, the Company estimates that these reserves are sufficient to sustain operations for approximately 52 years. The tables below summarize the limestone mineral resources and reserves at the St. Clair Mine as of December 31, 2022 and 2021.

St. Clair Mine - Summary of Limestone Mineral Resources
as of December 31, 2022				as of December 31, 2021
Resource Category	Resources (tons)	Cutoff Grade	Processing Recovery	Resources (tons)	Cutoff Grade	Processing Recovery
Measured Mineral Resources	36,039,000	96.0(CaCO3)	N/A	36,648,000	96.0(CaCO3)	N/A
Indicated Mineral Resources	129,747,000	96.0(CaCO3)	N/A	129,747,000	96.0(CaCO3)	N/A
Total Measured + Indicated	165,786,000	96.0(CaCO3)	N/A	166,395,000	96.0(CaCO3)	N/A

St. Clair Mine - Summary of Limestone Mineral Reserves
as of December 31, 2022				as of December 31, 2021
Resource Category	Reserves (tons)	Cutoff Grade	Mining Recovery	Reserves (tons)	Cutoff Grade	Mining Recovery
Proven Reserves	22,873,000	96.0(CaCO3)	81%	23,387,000	96.0(CaCO3)	81%
Probable Reserves	-	96.0(CaCO3)	81%	-	96.0(CaCO3)	81%
Total Mineral Reserves	22,873,000	96.0(CaCO3)	81%	23,387,000	96.0(CaCO3)	81%

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

Internal Controls Over Limestone Mineral Resources and Reserves Estimates. Internal control procedures followed by the Company’s Quality Control/Quality Assurance Laboratories (“QC/QA Lab”) and its contract geologists when assessing properties for limestone mineral resources and reserves estimates are clearly defined. Core drilling is conducted under the direct supervision of the geologists, and all core data is logged using a standard protocol. The geologists are responsible for examining the core and compiling an interval list for X-Ray Florescence (“XRF”) analysis. Splits of cores are bagged and labeled with the depth interval to be analyzed, with the remaining split boxed and stored for reference. Bagged intervals are submitted to the Company’s certified QC/QA Lab for XRF analysis, with any samples not destroyed by the testing process retained at the Company’s core storage facility. On an ongoing basis, the QC/QA Labs analyze production samples for cutoff grade consistency with expectations used in the estimates for limestone mineral resources and reserves.

When classifying limestone mineral resources and reserves, the Company’s contract geologists apply a fixed cutoff grade and set parameters of geologic confidence to classify the respective resources and reserves. Company management reviews the geologists’ assessments for reasonableness.

Quarrying and Mining. The Company extracts limestone by the open-pit method at its Texas, Batesville, Mill Creek, and Love Hollow Quarries. The Monarch Pass Quarry is also an open-pit quarry but is not being mined at this time. The open-pit method consists of removing any overburden comprising soil and other substances, including inferior limestone, and then extracting the exposed high-quality limestone. The Company removes such overburden by utilizing both its own employees and equipment and those of outside contractors. Open-pit mining is generally less expensive than underground mining. The principal disadvantage of the open-pit method is that operations are subject to inclement weather and overburden removal. The limestone is extracted by drilling and blasting, utilizing standard mining equipment. At its St. Clair and Carthage underground mines, the Company mines limestone using room and pillar mining. We have no knowledge of any recent changes in the physical quarrying or mining conditions on any of our properties that have materially affected quarrying or mining operations.

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

The Mill Creek plant has facilities located next to the mine that produces dolomitic PLS products. The equipment has the capacity to produce approximately 300 thousand tons annually.

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

During 2022, the Company’s utilization rate was approximately 70% of its aggregate annual production capacity for the plants in its Lime and Limestone Operations.

U.S. Lime Company (“US Lime”) uses quicklime to produce lime slurry and has four Houston area facilities, including two distribution terminals connected to railroads, to serve the Greater Houston area construction market and four facilities to serve the Dallas-Ft. Worth Metroplex. The Company established U.S. Lime Company-Transportation (“Transportation”) to deliver some of the Company’s products to its customers and facilities primarily in Texas.

U.S. Lime Company - Shreveport operates a distribution terminal in Shreveport, Louisiana, which is connected to a railroad, to provide lime storage, hydrating, slurrying and distribution capacity to service markets in Louisiana and East Texas.

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

At December 31, 2022, the Company employed 338 persons, 73 of whom were represented by unions. The Company is a party to two collective bargaining agreements. The collective bargaining agreement for the Texas facilities expires in November 2023. The collective bargaining agreement for the Carthage facilities expires in May 2025. A collective bargaining agreement for the Arkansas facilities was set to expire in January 2023; however, in November 2022, the Company received objective evidence that a majority of the bargaining unit employees at the Arkansas facilities no longer supported union representation, and the Company, therefore, withdrew recognition from the union. The withdrawal of recognition is pending a review in Region 15 of the National Labor Relations Board. Overall, the Company believes that its employee relations are generally good.

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

With respect to the Company’s broader employee base, certain employees are eligible to receive annual cash bonuses based on discretionary determinations. Except in the case of Mr. Byrne, the Company has not adopted a formal or informal annual bonus arrangement with pre-set performance goals. Rather, the determination to pay a cash bonus, if any, is made in December each year based on the past performance of the individual and the Company or on the attainment of non-quantified performance goals during the year. In either such case, the discretionary bonus may be based on the specific accomplishments of the individual and/or on the overall performance of the Company. The amounts of the discretionary bonuses for 2022 were based on each employee’s individual performance and accomplishments, as well as those of the Company, including productivity, sales, controlling costs, and contributions made to special projects.

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

Employee Diversity and Inclusion. The Company is committed to fostering a work environment that values and promotes diversity and inclusion. This commitment includes providing equal access to, and participation in, equal employment opportunities, programs, and services, without regard to a person’s gender, nationality, race, and ethnicity. The Company is focused on the development and fair treatment of its employees, including equal employment hiring practices and policies, anti-harassment, and anti-retaliation policies. The Company is continuing to invest in efforts to create a more diverse and inclusive workforce and workplace environment.

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

In recent years, the lime industry has experienced reduced demand from certain industries as they experience cyclical or secular downturns. For example, demand from the Company’s steel and oil and gas services customers tends to vary with the demand for their products and services, which has continued to be cyclical. In addition, utility plants are continuing to use more natural gas and renewable sources for power generation instead of coal, with the permitting of new coal-fired utility plants becoming extremely difficult, which reduces their demand for lime and limestone for flue gas treatment processes. These reductions in demand have resulted in increased competitive pressures, including pricing and competition for certain customer accounts, in the industry.

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

The rate of change of Environmental Laws continues to be rapid, and compliance can require significant expenditures. Permits and other authorizations under Environmental Laws are required for the Company’s operations, and such permits are subject to modification during the permit renewal process and, in very rare instances, could be revoked.

The Clean Air Act and analogous state laws require us to obtain authorization to construct or modify existing facilities, and the Company’s lime plants are subject to operating permits that have significant ongoing compliance costs. Over time, the EPA has increased the stringency of the National Ambient Air Quality Standards (“NAAQS”), which are used to establish air emission permitting limits under the Clean Air Act. The EPA has lowered ozone standards and reclassified areas where State Implementation Plans (the “SIPs”) exist. In 2015, the EPA issued a final rule lowering the ground-level ozone NAAQS to 70 parts per billion. In November 2022, the Dallas-Fort Worth nonattainment area, which includes the Texas Lime facility, was re-designated as “severe nonattainment.” State environmental agencies in the states in which the Company operates are currently in the process of revising their SIPs to comply with the new ground-level ozone NAAQS and the redesignation of nonattainment areas. Most recently, in January 2023, EPA announced its proposed decision to reduce the NAAQS for fine particulate matter.

These and similar rulemakings could increase the cost of future plant modifications or expansions, may make it difficult or impossible to obtain new authorizations and permits for new facilities, may require the Company to purchase emissions offsets as a condition of new authorizations and permits, and may increase compliance costs and have a material adverse effect on the Company’s financial condition, results of operations, cash flows and competitive position.

In January 2023, under Section 112 of the Clean Air Act, EPA proposed amendments to the National Emission Standards for Hazardous Air Pollutants (“NESHAPs”) for lime plants, which would revise the standards required to meet the maximum achievable control technology (“MACT”) within the lime industry. This proposed rule would establish stringent emission limitations for four hazardous air pollutants which will require additional pollution control equipment at our lime kilns subject to the rule. While the proposed rule is currently undergoing public comment, it is uncertain what limits the EPA will ultimately impose on the lime industry and what emission controls may be required by the final MACT rule. It is probable, however, that the final rule will incorporate more stringent standards than existing standards, which could require additional expenditures for designing, constructing, operating and maintaining pollution control equipment necessary for compliance.

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

In addition to regulation, several court cases have been filed and decisions issued that may increase the risk of claims being filed by third parties against companies for their greenhouse gas emissions. Such cases may seek to challenge air permits, to force reductions in greenhouse gas emissions, or to recover damages for alleged climate change impacts.

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

The Company incurred capital expenditures related to environmental matters of $0.8 million, $0.5 million, and $0.7 million in 2022, 2021, and 2020, respectively. The Company’s recurring costs associated with managing environmental permitting and waste recycling and disposal (e.g., used oil and lubricants) and maintaining pollution control equipment amounted to $0.4 million, $0.7 million and $0.5 million in 2022, 2021 and 2020, respectively.

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

Reclamation and Remediation. The Company recognizes legal reclamation and remediation obligations associated with the retirement of long-lived assets at their fair value at the time the obligations are incurred (“Asset Retirement Obligations” or “AROs”). Some of the states the Company operates in have reclamation regulations to properly reclaim the surface mines. These regulations require permitting with the respective state to ensure reclamation obligations are met. Over time, the liability for AROs is recorded at its present value each period through accretion expense, and the capitalized cost is amortized over the useful life of the related asset. Upon settlement of the liability, the Company either settles the ARO for its recorded amount or recognizes a gain or loss. AROs are estimated based on studies and the Company’s process knowledge and estimates and are discounted using an appropriate interest rate. The AROs are adjusted when further information warrants an adjustment. The Company believes its accrual of $1.6 million for AROs at December 31, 2022 is reasonable.

Map of United States Lime & Minerals, Inc. Lime and Limestone Operations.

Other.

The Company’s Other operations, consisting of its natural gas interests, are conducted through its wholly owned subsidiary, U.S. Lime Company – O&G, LLC (“U.S. Lime – O&G”) and consist principally of a lease with respect to oil and gas rights on the Cleburne, Texas property, located in the Barnett Shale Formation. Pursuant to the lease, U.S. Lime – O&G has royalty interests ranging from 15.4% to 20% in oil and gas produced from any successful wells drilled on the leased property and an option to participate in any well drilled on the leased property as a 20% non-operated working interest owner. At December 31, 2022, the overall average interest under the oil and gas rights lease was 34.7% on 33 producing wells.

U.S. Lime – O&G has also entered into a drillsite agreement with an operator that has an oil and gas lease covering approximately 538 acres of land contiguous to our Johnson County, Texas property. Pursuant to the drillsite agreement, U.S. Lime – O&G has a 3% royalty interest and a 12.5% non-operated working interest. At December 31, 2022, U.S. Lime – O&G had a combined 12.4% royalty and non-operated working interest on 6 active wells drilled on a padsite located on the Johnson County, Texas property.

No new wells have been completed since 2011, and there are no plans to drill additional wells under either the oil and gas lease or the drillsite agreement. The carrying values of the long-lived assets related to the Company’s natural gas interests were $0.9 million as of December 31, 2022.

ITEM 1A. RISK FACTORS.

Industry Risks

Our Lime and Limestone Operations are affected by general economic conditions in the United States and specific economic conditions in particular industries.

General and industry specific economic conditions in the United States could lead to reduced demand for our lime and limestone products. Specifically, demand from our utility customers has decreased due to the continuing trend in the United States to retire coal-fired utility plants. Our steel and oil and gas services customers reduce their purchase volumes, at times, due to cyclical economic conditions in their industries. Any overall reduction in demand for lime and limestone products could result in increased competitive pressures, including pricing pressure and competition for certain customer accounts, from other lime producers.

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

We receive most of our coal and petroleum coke by rail, so the availability of sufficient solid fuels to run our plants could be diminished significantly in the event of major rail disruptions. Domestic coal and petroleum coke may also be exported, which can increase competition and prices for the domestic supply. In addition, our freight costs to deliver our lime and limestone products are high relative to the value of our products, and they have generally increased in recent years. Our costs for delivery of solid fuels, as well as our products, also increase as demand for rail and trucking by other industries increases, and changes to Department of Transportation rules and regulations can reduce the availability of trucks, truck drivers and rail cars to deliver solid fuels to our plants and deliver our products to our customers. Recent events, such as the ongoing conflict between Russia and Ukraine, and the sanctions and other actions resulting therefrom, could further increase our energy costs. Additionally, recent railroad delivery issues have prevented us from receiving contractual levels of coal and petroleum coke on a timely basis. If we are unable to continue to pass along our increasing costs to customers through higher prices or surcharges, or unable to timely receive contracted supplies of solid fuel to run our plants, our financial condition, results of operations, cash flows and competitive position could be materially adversely affected.

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

Although prices for our lime and limestone products have generally kept up with inflation, we have experienced periods of pricing competition and pressures in recent years. We are unable to predict future demand and prices, given the current economic and regulatory uncertainties in the United States economy as a whole and in particular industries, and cannot provide any assurance that current levels of demand and prices will continue or that any future increases in demand or prices can be maintained.

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

COVID-19 Risks

Our financial condition, results of operations, cash flows, and competitive position could be materially adversely impacted by pandemics, epidemics, or disease outbreaks, such as the COVID-19 pandemic.

Disruptions caused by pandemics, epidemics or disease outbreaks, such as COVID-19, could materially adversely impact our financial condition, results of operations, cash flows, and competitive position. The ongoing COVID-19 pandemic continues to impact our business, particularly as it relates to rising costs and supply chain delays and disruptions, which may be amplified by new variants of the COVID-19 virus and governmental responses to any outbreaks of infections. The extent to which the pandemic will continue to impact our business results and operations remains uncertain considering the rapidly evolving environment, duration and severity of the spread of COVID-19, and emerging variants.

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

We are in a period of regulatory uncertainty, which has been heightened by the current divides in the branches of the United States federal government. The Administration and Congress may initiate actions to increase regulation of certain industries, including the lime industry, and may take other steps to restrict oil and gas drilling, reduce the use of coal or regulate domestic manufacturing. There can be no assurance that any of these actions, if adopted, will not increase the costs for our customers or increase the Company’s cost of compliance with Environmental Laws. In addition, a variety of factors, including uncertainty with respect to governmental fiscal and budgetary constraints, including the timing and amount of construction and infrastructure spending, changes to tax laws, legislative impasses, extended government shutdowns, fallout from a potential U.S. government default on its obligations, pandemics, trade wars, tariffs, social unrest, international incidents, and increased inflationary pressures and interest rates, could have a material adverse effect on our financial condition, results of operations, cash flows and competitive position.

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

The rate of change of Environmental Laws has been rapid over the last decade, and we may face possible new uncertainties, costs and liabilities, taxes and limitations on operations, including those related to climate change initiatives. Changes in policy or political leadership may affect how Environmental Laws are interpreted or enforced by the EPA and state governmental agencies. The current Administration has signaled its intent to increase regulation under Environmental Laws and has issued multiple executive orders reversing prior deregulation. We expect our expenditure requirements for future environmental compliance, including complying with nitrogen dioxide, sulfur dioxide, ozone and particulate matter emission under the NAAQS and regulation of greenhouse gas emissions, to continue or increase. Discovery of currently unknown conditions and unforeseen costs and liabilities could require additional expenditures.

The regulation of greenhouse gas emissions remains an issue for us and some of our customers. In February 2021, the current Administration rejoined the Paris Agreement, under which the United States committed to reduce greenhouse gas emissions. There is no assurance that changes in the law or regulations will not be adopted, such as the imposition of a carbon tax, a cap-and-trade program requiring companies to purchase carbon credits, the imposition of greenhouse gas emission limits or other measures that would require reductions in emissions or changes to raw materials, fuel use or production rates. These changes, if adopted, could have a material adverse effect on our financial condition, results of operations, cash flows and competitive position.

More stringent regulation of greenhouse gas emissions could also adversely affect the competitiveness of some of our customers, including coal-fired power plants, and indirectly the demand for our lime and limestone products. For example, our utility customers are continuing to switch from coal to natural gas or renewable sources for power generation for environmental and regulatory as well as cost reasons, thus reducing demand for our lime and limestone products for flue gas treatment processes.

We intend to comply with all Environmental Laws and believe our accrual for environmental costs and liabilities at December 31, 2022, is reasonable. Because many of the requirements are subjective and therefore not quantifiable or presently determinable, or may be affected by additional legislation and rulemaking, including those related to climate change and greenhouse gas emissions, there is no assurance that we will be able to successfully secure new permits in connection with our future modernization and expansion and development projects, and it is not possible to accurately predict the aggregate future costs and liabilities relating to environmental compliance and their effect on our financial condition, results of operations, cash flows and competitive position.

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

ITEM 4. MINE SAFETY DISCLOSURES.

Under Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K, each operator of a coal or other mine is required to include disclosures regarding certain mine safety results in its periodic reports filed with the SEC. The operation of the Company’s quarries, underground mine and plants is subject to regulation by MSHA. The required information regarding certain mining safety and health matters, broken down by mining complex, for the year ended December 31, 2022 is presented in Exhibit 95.1 to this Report on Form 10-K.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s common stock is listed on the Nasdaq Global Market® under the symbol “USLM.” As of February 22, 2023, the Company had approximately 350 shareholders of record.

As of February 22, 2023, the Company had 500,000 shares of $5.00 par value preferred stock authorized; however, none has been issued.

PERFORMANCE GRAPH

The graph below compares the cumulative 5-year total shareholders’ return on the Company’s common stock with the cumulative total return on the NASDAQ Composite Index and a peer group index consisting of Eagle Materials, Inc., Mineral Technologies, Inc., and Summit Materials Inc. The graph assumes that the value of the investment in the Company’s common stock and each index was $100 on December 31, 2017, and that all cash dividends, including the special cash dividend paid in the fourth quarter 2019, have been reinvested.

	2017	2018	2019	2020	2021	2022
U.S. LIME & MINERALS, INC.	100.00	92.74	125.27	159.30	181.12	198.94
NASDAQ COMPOSITE INDEX	100.00	97.16	132.81	192.47	235.15	158.65
PEER GROUP	100.00	54.00	80.14	81.94	133.30	104.04

The Company’s Amended and Restated 2001 Long-Term Incentive Plan allows employees and directors to pay the exercise price upon the exercise of stock options and the tax withholding liability upon exercise of stock options or the lapse of restrictions on restricted stock by payment in cash and/or withholding or delivery of shares of the Company’s common stock to the Company. Pursuant to these provisions, the Company repurchased 4,918 shares at a price of $140.76 per share, the fair market value of one share on the date they were tendered to the Company, in the fourth quarter 2022 for payment of tax withholding liability upon the lapse of restrictions on restricted stock.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS.

Any statements contained in this Report that are not statements of historical fact are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements in this Report, including without limitation statements relating to the Company’s plans, strategies, objectives, expectations, intentions, and adequacy of resources, are identified by such words as “will,” “could,” “should,” “would,” “believe,” “possible,” “potential,” “expect,” “intend,” “plan,” “schedule,” “estimate,” “anticipate” and “project.” The Company undertakes no obligation to publicly update or revise any forward-looking statements. The Company cautions that forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from expectations, including without limitation the following: (i) the Company’s plans, strategies, objectives, expectations, and intentions are subject to change at any time at the Company’s discretion; (ii) the Company’s plans and results of operations will be affected by its ability to maintain and increase its revenues and manage its growth; (iii) the Company’s ability to meet short-term and long-term liquidity demands, including meeting the Company’s operating and capital needs, including possible acquisitions and paying dividends, and conditions in the credit and equity markets, including the ability of the Company’s customers to meet their obligations; (iv) interruptions to operations and increased expenses at the Company’s facilities resulting from changes in mining methods or conditions, variability of chemical or physical properties of the Company’s limestone and its impact on process equipment and product quality, inclement weather conditions, including more severe and frequent weather events resulting from climate change, natural disasters, accidents, IT systems failures or disruptions, including due to cyber-security incidents or ransomware attacks, utility disruptions, supply chain delays and disruptions, labor shortages and disruptions, or regulatory requirements; (v) volatile coal, petroleum coke, diesel, natural gas, electricity, and transportation costs and the consistent availability of trucks, truck drivers and rail cars to deliver the Company’s products to its customers and solid fuels to its plants on a timely basis at competitive prices; (vi) the Company’s ability to expand its lime and limestone operations through projects and acquisitions of businesses with related or similar operations and the Company’s ability to obtain any required financing for such projects and acquisitions, to integrate the projects and acquisitions into the Company’s overall operations, and to sell any resulting increased production at acceptable prices; (vii) inadequate demand and/or prices for the Company’s lime and limestone products due to increased competition from competitors, increasing competition for certain customer accounts, conditions in the U.S. economy, recessionary pressures in, and the impact of government policies on, particular industries, including oil and gas services, utility plants, steel, construction, and industrial, effects of governmental fiscal and budgetary constraints, including the level of highway construction and infrastructure funding, changes to tax laws, legislative impasses, extended governmental shutdowns, default on U.S. government obligations, trade wars, tariffs, international incidents, including the Russian conflict with Ukraine, oil cartel production and supply actions, sanctions, economic and regulatory uncertainties under state governments and the United States Administration and Congress, inflation, Federal Reserve responses to inflationary concerns, including increased interest rates, and inability to continue to maintain or increase prices for the Company’s products, including passing through the increased costs of energy, transportation, labor, and services; (viii) ongoing and possible new regulations, investigations, enforcement actions and costs, legal expenses, penalties, fines, assessments, litigation, judgments and settlements, taxes and disruptions and limitations of operations, including those related to climate change, health and safety, human capital, diversity, and other ESG and sustainability considerations, and those that could impact the Company’s ability to continue or renew its operating permits or successfully secure new permits in connection with its modernization and expansion and development projects; (ix) estimates of reserves and remaining lives of reserves; (x) the impact of future variants of the novel coronavirus (“COVID-19”) or other potential global pandemics and governmental responses thereto, including decreased demand, lower prices, tightened labor and other markets, and increased costs, and the risk of non-compliance with health and safety protocols, social distancing and mask guidelines, and vaccination mandates, on the Company’s financial condition, results of operations, cash flows, and competitive position; (xi) the impact of social or political unrest; (xii) risks relating to mine safety and reclamation and remediation; and (xiii) other risks and uncertainties set forth in this Report or indicated from time to time in the Company’s filings with the Securities and Exchange Commission (the “SEC”), including the Company’s Quarterly Reports on Form 10-Q.

OVERVIEW.

Set forth below is certain selected financial data for the five years ended December 31, 2022:

	Years Ended December 31,
	2022	2021	2020	2019	2018

	(dollars in thousands, except per share amounts)
Operating results
Lime and limestone revenues	$233,421	187,365	159,707	156,981	141,922
Other revenues	2,729	1,890	997	1,296	2,513
Total revenues	$236,150	189,255	160,704	158,277	144,435
Gross profit	$70,342	59,260	47,587	41,676	30,486
Operating profit (1)	$54,783	46,417	33,869	29,246	20,002
Income before income tax expense	$56,562	46,518	34,072	30,900	21,568
Income tax expense	$11,133	9,473	5,849	4,844	1,883
Net income	$45,429	37,045	28,223	26,056	19,685
Net income per share of common stock:
Basic	$8.01	6.55	5.01	4.64	3.52
Diluted	$8.00	6.54	5.00	4.64	3.51
Dividends per share of common stock (2)	$0.80	0.64	0.64	5.89	0.54
(1)	Operating profit for the years ended December 31, 2020 and 2019 was adversely impacted by impairment charges of $1,550 and $930 to adjust the carrying value of the long-lived assets related to the Company’s natural gas interests.
(2)	Dividends per share of common stock for 2019 included a special dividend of $5.35 per share.

	As of December 31,
	2022	2021	2020	2019	2018
Total assets	$367,772	279,098	247,037	244,671	228,446
Stockholders’ equity per outstanding common share	$56.51	49.10	43.06	38.62	39.76
Employees	338	308	317	282	287

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

Our Other operations relate to our natural gas interests, consisting of royalty and non-operated working interests under an oil and gas lease and a drillsite agreement with two separate operators related to our Johnson County, Texas property, located in the Barnett Shale Formation, on which Texas Lime conducts its lime and limestone operations. In the fourth quarter 2020, we recognized an impairment charge of $1.6 million ($1.2 million, net of tax) related to our natural gas interests. The carrying values of the long-lived assets related to our natural gas interests were $0.9 million as of December 31, 2022. Based on current production and pricing estimates, we believe that the carrying value of these assets will be recoverable in future periods.

Our revenues increased 24.8% in 2022 compared to 2021. Revenues from our Lime and Limestone Operations increased 24.6% in 2022, compared to 2021, primarily due to increased demand from our construction, oil and gas services, and steel customers. Revenues in 2022 were also favorably impacted by an increase in average selling prices for our lime and limestone products of 10.6%.

Our gross profit increased 18.7% in 2022 compared to 2021. Gross profit from our Lime and Limestone Operations in 2022 increased 17.6%, compared to 2021, primarily due to the increased revenues discussed above, partially offset by increased lime and limestone production costs, principally from higher transportation, energy, labor, and supplies costs.

Our net income increased $8.4 million, or 22.6%, in 2022, compared to 2021. Net income per fully diluted share increased to $8.00 in 2022, compared to $6.54 in 2021.

Cash flows from operations enabled us to make $32.4 million of capital investments in 2022, including the acquisition of Mill Creek. It also enabled us to pay $4.5 million in dividends in 2022 and increase our cash balances to $133.3 million as of December 31, 2022, compared to $105.4 million as of December 31, 2021. As of December 31, 2022 and 2021, we had no debt outstanding.

Absent a significant acquisition opportunity arising during 2023, we anticipate funding our operating and capital needs, and our quarterly cash dividend from our cash balances on hand and cash flows from operations.

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

Demand for our lime and limestone products in our market areas is also affected by general economic conditions, the pace of construction, the demand for steel, the level of oil and gas drilling in our markets, the level of governmental and private funding for highway construction and infrastructure, and utility plant usage of coal for power generation. Demand for our lime and limestone products from our construction, oil and gas services, and steel customers increased in 2022.

In 2022, we experienced rising costs, especially transportation, energy, labor, and supplies costs, and supply chain delays and disruptions as the global economy came out of restrictions related to the COVID-19 pandemic. We continue to monitor and assess the impact of the COVID-19 pandemic, including the emergence of new variants of the virus, implementation of new or enhanced pandemic-related restrictions, and the possibility of additional wide-spread or localized outbreaks of infections, any of which could have an adverse effect on our financial condition, results of operations, cash flows and competitive position.

In 2014 and 2015, Texas approved two constitutional amendments authorizing a portion of oil and gas tax revenues to be deposited into the State Highway Fund, for certain other sales and use tax revenues to be directed to the State Highway Fund and, beginning in Texas’ fiscal 2020, for certain state motor vehicle sales and rental tax revenues to be directed to the State Highway Fund. In its fiscal 2022, Texas transferred approximately $4.5 billion of such tax revenues to the State Highway Fund from these two amendments, with almost $23 billion transferred since 2015. In 2021, the United States Congress passed the Infrastructure Investment and Jobs Act, which is estimated to apportion approximately $26.9 billion to Texas for federal-aid highway programs, of which $5.2 billion was for Texas’ fiscal 2022 and the remainder is estimated for fiscal 2023 through fiscal 2026. With these funding sources, we would expect to see strong continued demand from our construction customers, but the timing and amount of any increase in demand is uncertain and subject to weather, political, and other factors.

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

Our primary variable cost is energy. Prices for coal, petroleum coke, diesel, natural gas, electricity, transportation and freight are volatile, and our energy costs increased substantially in 2022. In addition, our freight costs, including the cost of diesel, to deliver our products can be high relative to the value of our products.

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

We continue to believe the enhanced efficiency and production capacity resulting from our modernization and expansion and development projects in Texas, Arkansas, and Oklahoma, our expanded slurry operations, our acquisitions, including the recent acquisitions of Carthage and Mill Creek, and the operational strategies we have implemented have allowed us to increase our efficiency, grow production capacity, improve product quality, better serve existing customers, attract new customers and control costs. However, there can be no assurance that demand and prices for our lime and limestone products will enable us to fully utilize our additional production capacity, nor that our production will not be adversely affected by weather, maintenance, environmental, accident, cyber-security and other operational and construction issues; that we can successfully invest in improvements to our existing facilities and acquisitions; that our results will not be adversely affected by increases in fuel, natural gas, electricity, transportation and freight costs, taxes or new environmental, health and safety or other regulatory requirements; or that, with increasing competition with other lime and limestone producers, our revenues, gross profit, net income and cash flows can be maintained or improved.

Other.

Revenues in 2022 included $2.7 million from our natural gas interests, compared to $1.9 million in 2021. Gross profit in 2022 included $1.4 million from our natural gas interests, compared to $0.6 million in 2021.

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

RESULTS OF OPERATIONS.

The following table sets forth certain financial information expressed as a percentage of revenues for the three years ended December 31, 2022:

	Year Ended December 31,
	2022	2021	2020
Lime and limestone revenues	98.8%	99.0%	99.4%
Other revenues	1.2	1.0	0.6
Total revenues	100.0	100.0	100.0
Cost of revenues
Labor and other operating expenses	(60.9)	(57.8)	(58.3)
Depreciation, depletion and amortization	(9.3)	(10.9)	(12.1)
Gross profit	29.8	31.3	29.6
Selling, general and administrative expenses	(6.6)	(6.8)	(7.6)
Impairment of long-lived assets	—	—	(1.0)
Operating profit	23.2	24.5	21.1
Other (expense) income:
Interest expense	(0.1)	(0.1)	(0.2)
Interest and other income, net	0.8	0.2	0.3
Income tax expense	(4.7)	(5.0)	(3.6)
Net income	19.2%	19.6%	17.6%

2022 vs. 2021

Our revenues for 2022 increased to $236.2 million from $189.3 million in 2021, an increase of $46.9 million, or 24.8%. Revenues from our Lime and Limestone Operations in 2022 increased $46.1 million, or 24.6%, to $233.4 million from $187.4 million in 2021. The increase in revenues from our Lime and Limestone Operations was primarily due to a 14.0% increase in sales volumes of our lime and limestone products, principally to our construction, oil and gas services, and steel customers. In addition, we realized a 10.6% average increase in prices for our lime and limestone products in 2022, compared to 2021. Other revenues included $2.7 million and $1.9 million in 2022 and 2021, respectively, from our natural gas interests.

Our gross profit increased to $70.3 million for 2022 from $59.3 million for 2021, an increase of $11.1million, or 18.7%. Gross profit from our Lime and Limestone Operations for 2022 was $69.0 million, compared to $58.7 million in 2021, an increase of $10.3 million, or 17.6%. The increase in gross profit in 2022, compared to 2021, resulted primarily from the increased revenues discussed above, partially offset by increased lime and limestone production costs, principally from higher transportation, energy, labor, and supplies costs. Gross profit also included $1.4 million and $0.6 million in 2022 and 2021, respectively, from our natural gas interests.

Selling, general and administrative expenses (“SG&A”) increased to $15.6 million for 2022, an increase of $2.7 million, or 21.1%, compared to $12.8 million for 2021. As a percentage of revenues, SG&A was 6.6% in 2022, compared to 6.8% in 2021. The increase in SG&A was primarily due to increased personnel expenses in 2022, compared to 2021.

Interest expense was $0.3 million in 2022 and 2021. We had no outstanding debt during either 2022 or 2021.

Interest and other income, net was $2.0 million in 2022, compared to $0.4 million in 2021, an increase of $1.7 million, or 479.2%. The increase in interest and other income, net in 2022 compared to 2021 was due to higher interest rates on higher average balances in our cash and cash equivalents.

Income tax expense was $11.1 million in 2022, for an effective rate of 19.7%, compared to $9.5 million in 2021, for an effective rate of 20.4%, an increase of $1.7 million, primarily due to the increase in income before taxes in 2022, compared to 2021. Our effective income tax rates for 2022 and 2021 were reduced from the statutory rate primarily due to statutory depletion in excess of cost depletion.

Net income increased to $45.4 million ($8.00 per share diluted) in 2022, compared to $37.0 million ($6.54 per share diluted) in 2021, an increase of $8.4 million, or 22.6%.

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

SG&A increased to $12.8 million for 2021, an increase of $0.7 million, or 5.5%, compared to $12.2 million for 2020. As a percentage of revenues, SG&A was 6.8% in 2021, compared to 7.6% in 2020. The increase in SG&A was primarily due to increased personnel expenses in 2021, compared to 2020.

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

Summary of Quarterly Financial Data

(dollars in thousands except per share amounts)

	2022
	March 31,	June 30,	September 30,	December 31,
Revenues
Lime and limestone operations	$50,296	$59,613	$65,699	$57,813
Other	613	879	758	479
	$50,909	$60,492	$66,457	$58,292
Gross profit
Lime and limestone operations	$14,197	$15,975	$22,166	$16,613
Other	270	506	424	191
	$14,467	$16,481	$22,590	$16,804

Net income	$8,668	$10,238	$15,726	$10,797
Basic income per common share	$1.53	$1.80	$2.77	$1.90
Diluted income per common share	$1.53	$1.80	$2.77	$1.90

	2021
	March 31,	June 30,	September 30,	December 31,
Revenues
Lime and limestone operations	$41,356	$48,742	$51,749	$45,518
Other	318	420	562	590
	$41,674	$49,162	$52,311	$46,108
Gross profit
Lime and limestone operations	$11,804	$16,682	$17,128	$13,017
Other	1	113	213	302
	$11,805	$16,795	$17,341	$13,319

Net income	$7,031	$11,093	$11,308	$7,613
Basic income per common share	$1.24	$1.96	$2.00	$1.35
Diluted income per common share	$1.24	$1.96	$1.99	$1.34

FINANCIAL CONDITION.

Capital Requirements. We require capital primarily for normal recurring capital and re-equipping projects, modernization and expansion and development projects and acquisitions. Our capital needs are expected to be met principally from cash on hand, cash flows from operations and our $75.0 million revolving credit facility.

We expect to spend approximately $20.0 million per year over the next several years in our Lime and Limestone Operations for normal recurring capital and re-equipping projects at our plants and facilities to maintain or improve efficiency, ensure compliance with Environmental Laws, meet customer needs and reduce costs. As of December 31, 2022, we had $1.5 million in open orders for equipment and construction contracts for our Lime and Limestone Operations.

Liquidity and Capital Resources. Net cash provided by operating activities was $64.4 million in 2022, compared to $55.7 million in 2021, an increase of $8.7 million, or 15.6%. Our net cash provided by operating activities is composed of net income, depreciation, depletion and amortization (“DD&A”), other non-cash items included in net income and changes in working capital. In 2022, net cash provided by operating activities was principally composed of $45.4 million net income, $22.2 million DD&A, $2.5 million increase in deferred income taxes, and $2.6 million stock-based compensation, partially offset by an $8.1 million decrease from changes in working capital. In 2022, the changes in working capital were principally composed of a $6.4 million increase in trade receivables, net, primarily as a result of increased sales in the fourth quarter 2022, compared to the fourth quarter 2021, a $4.3 million increase in inventories, primarily due to increases in the cost and volume of our solid fuel stockpiles and our supply of critical parts, partially offset by a $2.8 million increase in accounts payable, accrued expenses and other liabilities. In 2021, net cash provided by operating activities was principally composed of $37.0 million net income, $20.9 million DD&A, $1.5 million increase in deferred income taxes, $2.2 million stock-based compensation, partially offset by a $6.0 million decrease from changes in working capital. In 2021, the changes in working capital were principally composed of a $3.7 million increase in trade receivables, net, primarily as a result of increased sales in the fourth quarter 2021, compared to the fourth quarter 2020, a $1.4 million decrease in accounts payable, accrued expense and other liabilities, and a $1.0 million increase in prepaid expenses and other assets.

Net cash used in investing activities was $31.2 million for 2022, compared to $29.6 million for 2021. Net cash used in investing activities for 2022 included $5.6 million for the acquisition of Mill Creek and an additional $3.5 million capital investments in the Mill Creek facility, $4.1 million for real property purchases, and $3.0 million for development of the Love Hollow Quarry and its connection to the Batesville plant. During 2022, we experienced increased costs associated with our normal recurring capital and re-equipping projects at our plants and facilities, as part of the current overall inflationary environment. We expect that the increase in these capital costs will result in increased DD&A expense in future periods. Net cash used in investing activities in 2021 included $14.0 million for the development of the Love Hollow Quarry and its connection to the Batesville plant and $2.3 million for other real property purchases. The balance of net cash used in investing activities in 2022 and 2021 was primarily for normal recurring capital and re-equipping projects at our plants and facilities.

Net cash used in financing activities primarily consisted of $4.5 million for dividend payments and $0.8 million to repurchase shares of our common stock in 2022, compared to $3.6 million for dividend payments and $0.7 million to repurchase shares of our common stock in 2021.

Our cash and cash equivalents at December 31, 2022 increased to $133.4 million from $105.4 million at December 31, 2021.

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

We had no debt outstanding as of December 31, 2022 or 2021. We had $0.3 million of letters of credit issued under the Revolving Facility as of December 31, 2022, which count as draws against the available commitment under the Revolving Facility.

Common Stock Buybacks. We spent $0.8 million, $0.7 million and $0.6 million in 2022, 2021 and 2020, respectively, to repurchase treasury shares tendered for payment of the exercise price for stock options and the tax withholding liability upon the lapse of restrictions on restricted stock.

Contractual Obligations. The following table sets forth our contractual obligations as of December 31, 2022 (in thousands):

	Payments Due by Period
					More Than
Contractual Obligations	Total	1 Year	2 - 3 Years	4 - 5 Years	5 Years

Debt	$—	—	—	—	—
Operating leases(1)	$5,842	1,408	2,436	1,749	249
Limestone mineral leases	$2,418	97	195	302	1,824
Purchase obligations(2)(3)	$22,397	21,719	678	—	—
Other liabilities	$1,556	120	248	245	943
Total	$32,213	23,344	3,557	2,296	3,016
(1)	Represents operating leases for railcars, corporate office space and some equipment that are either non-cancelable or subject to significant penalty upon cancellation.
(2)	Of these obligations, $1,079 were recorded on the Consolidated Balance Sheet at December 31, 2022.
(3)	Purchase obligations includes enforceable agreements to purchase goods or services that specify all significant terms, including fixed or minimum quantities to be purchased, generally pertaining to fuel contracts, fixed-price provisions, and the approximate timing of the transaction, and are either non-cancelable or subject to significant penalty upon cancellation.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

INTEREST RATE RISK.

We could be exposed to changes in interest rates, primarily as a result of floating interest rates on the Revolving Facility. There was no outstanding balance on the Revolving Facility subject to interest rate risk at December 31, 2022. Any future borrowings under the Revolving Facility would be subject to interest rate risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders United States Lime & Minerals, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of United States Lime & Minerals, Inc. (a Texas corporation) and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 23, 2023 expressed an unqualified opinion.

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
February 23, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders United States Lime & Minerals, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of United States Lime & Minerals, Inc. (a Texas corporation) and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2022, and our report dated February 23, 2023 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

Dallas, Texas
February 23, 2023

United States Lime & Minerals, Inc.

Consolidated Balance Sheets

(dollars in thousands, except share and per share amounts)

	December 31,	December 31,
	2022	2021
ASSETS
Current assets
Cash and cash equivalents	$133,384	$105,355
Trade receivables, net	33,592	26,715
Inventories, net	19,579	15,116
Prepaid expenses and other current assets	3,435	3,244
Total current assets	189,990	150,430
Property, plant and equipment
Mineral reserves and land	48,586	40,534
Proved natural gas properties, successful-efforts method	15,934	15,934
Buildings and building and leasehold improvements	9,588	7,856
Machinery and equipment	359,123	342,120
Furniture and fixtures	1,312	1,173
Automotive equipment	7,054	5,944
Property, plant and equipment	441,597	413,561
Less accumulated depreciation and depletion	(269,627)	(251,389)
Property, plant and equipment, net	171,970	162,172
Operating lease right-of-use assets	5,372	3,144
Other assets, net	440	450
Total assets	$367,772	$316,196
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$7,725	$5,433
Current portion of operating lease liabilities	1,411	899
Accrued expenses	6,401	4,856
Total current liabilities	15,537	11,188
Deferred tax liabilities, net	25,582	23,055
Operating lease liabilities, excluding current portion	4,129	2,311
Other liabilities	1,436	1,436
Total liabilities	46,684	37,990
Stockholders’ equity
Preferred stock, $5.00 par value; authorized 500,000 shares; none issued or outstanding	—	—
Common stock, $0.10 par value; authorized 30,000,000 shares; 6,703,166 and 6,681,469 shares issued at December 31, 2022 and 2021, respectively	671	669
Additional paid-in capital	34,528	31,774
Retained earnings	342,504	301,611
Less treasury stock, 1,021,087 and 1,015,457 shares at December 31, 2022 and 2021, respectively, at cost	(56,615)	(55,848)
Total stockholders’ equity	321,088	278,206
Total liabilities and stockholders’ equity	$367,772	$316,196

The accompanying notes are an integral part of these consolidated financial statements.

United States Lime & Minerals, Inc.

Consolidated Statements of Income

(dollars in thousands, except per share amounts)

	Years Ended December 31,
	2022	2021	2020
Revenues	$236,150	$189,255	$160,704
Cost of revenues
Labor and other operating expenses	143,887	109,365	93,738
Depreciation, depletion and amortization	21,921	20,630	19,379
	165,808	129,995	113,117
Gross profit	70,342	59,260	47,587
Selling, general and administrative expenses	15,559	12,843	12,168
Impairment of long-lived assets	—	—	1,550
Operating profit	54,783	46,417	33,869
Other expense (income)
Interest expense	254	250	248
Interest and other income, net	(2,033)	(351)	(451)
	(1,779)	(101)	(203)
Income before income tax expense	56,562	46,518	34,072
Income tax expense	11,133	9,473	5,849
Net income	$45,429	$37,045	$28,223
Net income per share of common stock
Basic	$8.01	$6.55	$5.01
Diluted	$8.00	$6.54	$5.00

The accompanying notes are an integral part of these consolidated financial statements.

United States Lime & Minerals, Inc.

Consolidated Statements of Comprehensive Income

(dollars in thousands)

	Years Ended December 31,

	2022	2021	2020
Net income	$45,429	$37,045	$28,223
Other comprehensive income
Mark to market of foreign exchange hedges, net of tax benefit of $0 for the 2020 period	—	—	1
Total other comprehensive income	—	—	1
Comprehensive income	$45,429	$37,045	$28,224

The accompanying notes are an integral part of these consolidated financial statements.

United States Lime & Minerals, Inc.

Consolidated Statements of Stockholders’ Equity

(dollars in thousands)

				Accumulated
	Common Stock		Additional	Other
	Shares		Paid-In	Comprehensive	Retained	Treasury
	Outstanding	Amount	Capital	(Loss) Income	Earnings	Stock	Total
Balances at December 31, 2019	5,622,826	663	27,464	(1)	243,566	(54,560)	217,132
Stock options exercised	12,271	1	80	—	—	—	81
Stock-based compensation	18,609	2	1,913	—	—	—	1,915
Treasury shares purchased	(5,622)	—	—	—	—	(557)	(557)
Cash dividends paid	—	—	—	—	(3,603)	—	(3,603)
Net income	—	—	—	—	28,223	—	28,223
Mark to market of foreign exchange hedges, net of $0 tax expense	—	—	—	1	—	—	1
Comprehensive income	—	—	—	1	28,223	—	28,224
Balances at December 31, 2020	5,648,084	666	29,457	—	268,186	(55,117)	243,192
Stock options exercised	5,310	1	83	—	—	—	84
Stock-based compensation	18,279	2	2,234	—	—	—	2,236
Treasury shares purchased	(5,661)	—	—	—	—	(731)	(731)
Cash dividends paid	—	—	—	—	(3,620)	—	(3,620)
Net income	—	—	—	—	37,045	—	37,045
Comprehensive income	—	—	—	—	37,045	—	37,045
Balances at December 31, 2021	5,666,012	669	31,774	—	301,611	(55,848)	278,206
Stock options exercised	2,400	—	120	—	—	—	120
Stock-based compensation	19,297	2	2,634	—	—	—	2,636
Treasury shares purchased	(5,630)	—	—	—	—	(767)	(767)
Cash dividends paid	—	—	—	—	(4,536)	—	(4,536)
Net income	—	—	—	—	45,429	—	45,429
Comprehensive income	—	—	—	—	45,429	—	45,429
Balances at December 31, 2022	5,682,079	$671	$34,528	$—	$342,504	$(56,615)	$321,088

The accompanying notes are an integral part of these consolidated financial statements.

United States Lime & Minerals, Inc.

Consolidated Statements of Cash Flows

(dollars in thousands)

	2022	2021	2020
OPERATING ACTIVITIES:
Net income	$45,429	$37,045	$28,223
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	22,199	20,898	19,611
Impairment of long-lived assets	—	—	1,550
Amortization of deferred financing costs	2	6	5
Deferred income taxes	2,527	1,524	4,313
(Gain) loss on disposition of property, plant and equipment	(312)	10	462
Stock-based compensation	2,636	2,236	1,915
Changes in operating assets and liabilities:
Trade receivables, net	(6,438)	(3,736)	1,109
Inventories, net	(4,294)	94	(1,390)
Prepaid expenses and other current assets	(191)	(999)	(106)
Other assets	8	(41)	3
Accounts payable and accrued expenses	2,701	(1,101)	2,579
Other liabilities	96	(247)	301
Net cash provided by operating activities	64,363	55,689	58,575
INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(26,815)	(29,914)	(17,133)
Acquisition of a business, net of cash acquired	(5,630)	—	(8,392)
Proceeds from sale of property, plant and equipment	1,294	285	331
Net cash used in investing activities	(31,151)	(29,629)	(25,194)
FINANCING ACTIVITIES:
Cash dividends paid	(4,536)	(3,620)	(3,603)
Proceeds from exercise of stock options	120	84	81
Purchase of treasury shares	(767)	(731)	(557)
Net cash used in financing activities	(5,183)	(4,267)	(4,079)
Net increase in cash and cash equivalents	28,029	21,793	29,302
Cash and cash equivalents at beginning of period	105,355	83,562	54,260
Cash and cash equivalents at end of period	$133,384	$105,355	$83,562

The accompanying notes are an integral part of these consolidated financial statements.

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share amounts)

Years Ended December 31, 2022, 2021 and 2020

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

	Years Ended December 31,
	2022	2021	2020
Cash paid during the year for:
Interest	$113	$151	$152
Income taxes	$7,827	$9,483	$975

(e)         Revenue Recognition

The Company recognizes revenue for its Lime and Limestone Operations when (i) a contract with the customer exists and the performance obligations are identified; (ii) the price has been established; and (iii) the performance obligations have been satisfied, which is at a point in time, generally upon shipment. Revenues include external freight billed to customers with related costs accounted for as fulfillment costs and included in cost of revenues. The Company’s returns and allowances are minimal. External freight billed to customers

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share amounts)

Years Ended December 31, 2022, 2021 and 2020

included in revenues was $44,233, $34,307 and $28,373 for 2022, 2021 and 2020, respectively, which approximates the amount of external freight included in cost of revenues. Sales taxes billed to customers are not included in revenues. For its natural gas interests, the Company recognizes revenue in the month of production and delivery.

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

The majority of the Company’s trade receivables are unsecured. Payment terms for all trade receivables are based on the underlying purchase orders, contracts or purchase agreements, and are generally fixed, short-term, and do not contain a significant financing component. The Company estimates credit losses relating to trade receivables based on an assessment of the current and forecasted probability of collection, historical trends, economic conditions and other significant events that may impact the collectability of accounts receivables. Due to the relatively homogenous nature of its trade receivables, the Company does not believe there is any meaningful asset-specific differences within its accounts receivable portfolio that would require the portfolio to be grouped below the consolidated level for review of credit losses. Credit losses relating to trade receivables have generally been within management expectations and historical trends. Uncollected trade receivables are charged-off when identified by management to be unrecoverable. Trade receivables are presented net of the related estimated credit losses, which totaled $550 and $450 at December 31, 2022 and 2021, respectively. Additions, adjustments for expected credit loss factors, and write-offs to the Company’s estimated credit losses during the years ended December 31 are as follows:

	2022	2021
Beginning balance	$450	$398
Additions	108	66
Adjustments for expected credit loss factors	—	(14)
Write-offs	(8)	—
Ending balance	$550	$450

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share amounts)

Years Ended December 31, 2022, 2021 and 2020

(g)         Inventories, Net

Inventories are valued principally at the lower of cost, determined using the average cost method, or net realizable value. Costs for raw materials and finished goods include materials, labor and production overhead. A summary of inventories is as follows:

	December 31,
	2022	2021
Lime and limestone inventories:
Raw materials	$5,506	$3,232
Finished goods	2,951	2,677
	8,457	5,909
Service parts inventories	11,122	9,207
	$19,579	$15,116

(h)         Property, Plant and Equipment

For major constructed assets, the capitalized cost includes the price paid by the Company for labor and materials plus interest and internal and external project management costs that are directly related to the constructed assets. Machinery and equipment at December 31, 2022 and 2021 included $6,534 and $12,556, respectively, of construction in progress for various capital projects. No interest costs were capitalized for the years ended December 31, 2022 and 2021. At December 31, 2022 and 2021, accounts payable and accrued expenses included $1,079 and $1,369, respectively, of capitalized costs. Depreciation of property, plant and equipment is being provided for by the straight-line method over estimated useful lives as follows:

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

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share amounts)

Years Ended December 31, 2022, 2021 and 2020

During 2020, the Company recognized an impairment charge of $1,550 to adjust the carrying value of certain long-lived assets related to its natural gas interests. Continuing low prices for natural gas and natural gas liquids have reduced the estimates for future economically feasible production from the Company’s drilled wells, resulting in the Company’s determination that the estimated fair value of its natural gas assets was less than their carrying value in 2020. Fair value was determined as the present value of the estimated future cash flows of the natural gas interests.

(i)         Asset Retirement Obligations

The Company recognizes legal obligations for reclamation and remediation associated with the retirement of long-lived assets at their fair value at the time the obligations are incurred (“AROs”). Over time, the liability for AROs is recorded at its present value each period through accretion expense, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, the Company either settles the AROs for the recorded amount or recognizes a gain or loss. The Company’s AROs of $1,556 and $1,553 as of December 31, 2022 and 2021, respectively, are included in Other liabilities and Accrued expenses on the Company’s Consolidated Balance Sheets. As of December 31, 2022, assets, net of accumulated depreciation, associated with the Company’s AROs totaled $679. During 2022 and 2021, the Company spent $24 and $58, respectively, on its AROs, and recognized accretion expense of $97, $92 and $90 in 2022, 2021 and 2020, respectively, on its AROs.

The AROs were estimated based on studies and the Company’s process knowledge and estimates and are discounted using a credit adjusted risk-free interest rate. The AROs are adjusted when further information warrants an adjustment. The Company estimates annual expenditures of approximately $100 to $200 per year in years 2023 through 2027 relating to its AROs.

(j)          Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2022	2021
Personnel related expenses	$2,970	$2,344
Income taxes	237	—
Other taxes	1,208	1,374
Utilities	1,207	615
Other	779	523
	$6,401	$4,856

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

The Company incurred capital expenditures related to environmental matters of $779 in 2022, $665 in 2021 and $730 in 2020.

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share amounts)

Years Ended December 31, 2022, 2021 and 2020

(l)         Income and Dividends Per Share of Common Stock

The following table sets forth the computation of basic and diluted income per common share:

	Years Ended December 31,
	2022	2021	2020
Net income for basic and diluted income per common share	$45,429	$37,045	$28,223
Weighted-average shares for basic income per common share	5,671,960	5,656,367	5,629,425
Effect of dilutive securities:
Employee and director stock options(1)	8,449	11,992	10,438
Adjusted weighted-average shares and assumed exercises for diluted income per common share	5,680,409	5,668,359	5,639,863
Basic net income per common share	$8.01	$6.55	$5.01
Diluted net income per common share	$8.00	$6.54	$5.00
(1)	Excludes 16,125, 600 and 5,550 stock options in 2022, 2021 and 2020, respectively, as antidilutive because the exercise price exceeded the average per share market price for the periods presented.

The Company paid $0.80, $0.64 and $0.64 of cash dividends per share of common stock in 2022, 2021 and 2020, respectively.

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

(o)         Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain changes in assets and liabilities, such as mark-to-market gains or losses of foreign exchange hedges, are reported as a separate component of the stockholders’ equity section of the balance sheet. Such items, along with net income, are components of comprehensive income.

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share amounts)

Years Ended December 31, 2022, 2021 and 2020

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

The Company had no debt outstanding at December 31, 2022 or 2021. The Company had $347 of letters of credit issued at December 31, 2022, which count as draws against the available commitment under the Revolving Facility.

(3) Leases

The Company has operating leases for the use of equipment, corporate office space, and some of its terminal and distribution facilities. The leases have remaining lease terms of 0 to 6 years, with a weighted-average remaining lease term of 3 years at December 31, 2022. Some operating leases include options to extend the leases for up to 5 years. The Company’s lease calculations include the impact of options to extend when it is reasonably certain the Company will exercise the option. The Company used a weighted-average discount rate of 3.0% and 1.1% for leases entered into during 2022 and 2021, respectively. The components of net operating lease costs for 2022, 2021 and 2020 were as follows (in thousands):

		Year Ended December 31,
	Classification	2022	2021	2020
Operating lease costs(1)	Cost of revenues	$2,374	$1,706	$1,552
Operating lease costs(1)	Selling, general and administrative expenses	275	259	243
Rental revenues	Interest and other income, net	(70)	(98)	(89)
Net operating lease costs		$2,579	$1,867	$1,706
(1)	Includes the costs of leases with a term of one year or less.

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share amounts)

Years Ended December 31, 2022, 2021 and 2020

As of December 31, 2022, future minimum payments under operating leases that were either non-cancelable or subject to significant penalty upon cancellation, including future minimum payments under renewal options that the Company is reasonably certain to exercise, were as follows (in thousands):

2023	$1,408
2024	1,354
2025	1,082
2026	1,054
2027	694
Thereafter	250
Total future minimum lease payments	5,842
Less imputed interest	(302)
Present value of lease liabilities	$5,540

Supplemental cash flow information pertaining to the Company’s leasing activity for the years ended December 31, 2022, 2021 and 2020 was as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Cash payments for operating lease liabilities	$1,660	$1,420	$1,486
Right-of-use assets obtained in exchange for operating lease obligations	$3,456	$2,377	$314

(4) Income Taxes

Income tax expense (benefit) for the years ended December 31 is as follows:

	2022	2021	2020
Current income tax expense	$8,606	$7,949	$1,537
Deferred income tax expense	2,527	1,524	4,312
Income tax expense	$11,133	$9,473	$5,849

A reconciliation of income taxes computed at the federal statutory rate to income tax expense for the years ended December 31 is as follows:

	2022		2021		2020
		Percent of		Percent of		Percent of
		Pretax		Pretax		Pretax
	Amount	Income	Amount	Income	Amount	Income
Income taxes computed at the federal statutory rate	$11,878	21.0%	$9,769	21.0%	$7,155	21.0%
(Reduction) increase in taxes resulting from:
Statutory depletion in excess of cost depletion	(1,869)	(3.3)	(1,389)	(3.0)	(1,266)	(3.7)
State income taxes, net of federal income tax benefit	557	1.0	462	1.0	(262)	(0.8)
Disallowed executive compensation	493	0.9	456	1.0	—	—
Other	74	0.1	175	0.4	222	0.7
Income tax expense	$11,133	19.7%	$9,473	20.4%	$5,849	17.2%

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share amounts)

Years Ended December 31, 2022, 2021 and 2020

Components of the Company’s deferred tax liabilities and assets are as follows:

	December 31,	December 31,
	2022	2021
Deferred tax liabilities
Lime and limestone property, plant and equipment	$25,703	$22,992
Operating lease right-of-use assets	1,238	724
Natural gas interests drilling costs and equipment	259	387
	27,200	24,103
Deferred tax assets
Operating lease liabilities	1,276	740
Other	342	308
	1,618	1,048
Deferred tax liabilities, net	$25,582	$23,055

Current income taxes are classified on the Company’s Consolidated Balance Sheets as follows:

	December 31,	December 31,
	2022	2021
Prepaid expenses and other current assets	$—	$543
Accrued expenses	$237	$—

The Company had no federal net operating loss carry forwards at December 31, 2022. The Company reduces deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is “more likely than not” that some portion or all of the deferred tax assets will not be realized. Deferred tax assets are considered fully recognizable because of the Company’s recent income history and expectations of income in the future. The Company’s federal income tax returns for the year ended December 31, 2019 and subsequent years remain subject to examination. The Company’s income tax returns in certain state income tax jurisdictions remain subject to examination for various periods for the year ended December 31, 2018 and subsequent years. The Company treats interest and penalties on income tax liabilities as income tax expense.

(5) Employee Retirement Plans

The Company has a contributory retirement (401(k)) savings plans for non-union employees and for union employees of Arkansas Lime Company, Carthage, and Texas Lime Company. Company contributions to these plans were $311, $322 and $282 in 2022, 2021 and 2020, respectively.

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

The number of shares of common stock that may be subject to outstanding awards granted under the 2001 Plan (determined immediately after the grant of any award) may not exceed 874,589 from the inception of the 2001 Plan. In

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share amounts)

Years Ended December 31, 2022, 2021 and 2020

addition, no individual may receive awards in any one calendar year of more than 100,000 shares of common stock. Stock options granted under the 2001 Plan expire ten years from the date of grant and generally become exercisable, or vest, immediately. Restricted stock generally vests over periods of one-half to three years. Upon the exercise of stock options, the Company issues common stock from its non-issued authorized or treasury shares that have been reserved for issuance pursuant to the 2001 Plan. At December 31, 2022, the number of shares of common stock remaining available for future grants of stock options, restricted stock or other forms of stock-based compensation under the 2001 Plan was 62,876.

The Company recorded $2,636, $2,236 and $1,915 for stock-based compensation expense related to stock options and shares of restricted stock for 2022, 2021 and 2020, respectively. The amounts included in cost of revenues were $211, $197 and $312 and in selling, general and administrative expense were $2,425, $2,039 and $1,603, for 2022, 2021 and 2020, respectively.

A summary of the Company’s stock option and restricted stock activity and related information for the year ended December 31, 2022 and certain other information for the years ended December 31, 2022, 2021 and 2020 are as follows:

		Weighted-			Weighted-
		Average	Aggregate		Average
	Stock	Exercise	Intrinsic	Restricted	Grant-Date
	Options	Price	Value	Stock	Fair Value
Outstanding (stock options); non-vested (restricted stock) at December 31, 2021	46,500	$91.04	$1,788	18,146	$121.26
Granted	9,900	133.18	75	19,601	141.11
Exercised (stock options); vested (restricted stock)	(2,400)	50.11	157	(18,589)	120.25
Forfeited	—	—	—	(289)	117.84
Outstanding (stock options); non-vested (restricted stock) at December 31, 2022	54,000	$100.58	$2,170	18,869	$132.73
Exercisable at December 31, 2022	44,000	$92.12	$2,170	n/a	n/a

	2022	2021	2020
Weighted-average fair value of stock options granted during the year	$49.76	$42.10	$31.30
Weighted-average remaining contractual life for stock options in years	6.87	6.85	6.74
Total fair value of stock options vested during the year	$287	$321	$310
Total intrinsic value of stock options exercised during the year	$157	$647	$1,128
Total fair value of restricted stock vested during the year	$2,235	$2,096	$1,612

There were 10,000 non-vested stock options at December 31, 2022, and the weighted-average remaining contractual life of the outstanding and exercisable stock options at such date was 6.87 years. The total compensation cost not yet recognized for restricted stock at December 31, 2022 was $2,168, which will be recognized over the weighted average of 1.07 years.

The fair value for the stock options was estimated at the date of grant using a lattice-based option valuation model, with the following weighted-average assumptions for the 2022, 2021 and 2020 grants: risk-free interest rates of 2.92% to 3.94% (weighted average 3.74%) in 2022, 0.86% to 1.26% (weighted average 1.19%) in 2021 and 0.37% to 0.53% (weighted average 0.42%) in 2020; a dividend yield of 0.57% to 0.73% (weighted average 0.62%) in 2022, 0.46% to 0.50% (weighted average 0.49%) in 2021, 0.56% to 0.80% (weighted average 0.64%) in 2020; and a volatility factor of .374 to .385 (weighted average .382) in 2022, .366 to .373 (weighted average .371) in 2021 and .346 to .356 (weighted average .354) in 2020, based on the daily per-share closing prices for five years preceding the date of issuance. In

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share amounts)

Years Ended December 31, 2022, 2021 and 2020

addition, the fair value of these options was estimated based on an expected life of five years. The fair value of restricted stock is based on the closing per-share price of the Company’s common stock on the date of grant.

(7) Share Repurchases

During 2022, pursuant to provisions in the 2001 Plan that allow employees and directors to pay the tax withholding liability upon the lapse of restrictions on restricted stock in either cash and/or delivery of shares of the Company’s common stock, the Company repurchased 5,630 shares at a weighted-average price of $136.50 per share.

(8) Commitments and Contingencies

The Company is party to lawsuits and claims arising in the normal course of business, none of which, in the opinion of management, is expected to have a material adverse effect on the Company’s financial condition, results of operations, cash flows or competitive position.

The Company is not contractually committed to any planned capital expenditures until actual orders are placed for equipment or services. At December 31, 2022, the Company had $1,521 for open equipment and construction contracts.

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

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share amounts)

Years Ended December 31, 2022, 2021 and 2020

Operating results and certain other financial data for the years ended December 31, 2022, 2021 and 2020 for the Company’s Lime and Limestone Operations segment and Other are as follows:

Revenues	2022	2021	2020
Lime and limestone operations	$233,421	$187,365	$159,707
Other	2,729	1,890	997
Total revenues	$236,150	$189,255	$160,704
Depreciation, depletion and amortization
Lime and limestone operations	$21,368	$20,052	$18,664
Other	553	578	715
Total depreciation, depletion and amortization	$21,921	$20,630	$19,379
Gross profit (loss)
Lime and limestone operations	$68,951	$58,651	$47,983
Other	1,391	609	(396)
Total gross profit	$70,342	$59,260	$47,587
Operating profit (loss)
Lime and limestone operations	$53,404	$45,835	$35,815
Other(1)	1,379	582	(1,946)
Total operating profit	$54,783	$46,417	$33,869
Identifiable assets, at period end
Lime and limestone operations	$228,984	$204,815	$190,946
Other	138,788	111,381	88,152
Total identifiable assets	$367,772	$316,196	$279,098
Capital expenditures
Lime and limestone operations	$26,815	$29,914	$17,133
Other	—	—	—
Total capital expenditures	$26,815	$29,914	$17,133

(1)	Other Operating profit for the year ended December 31, 2020 was adversely impacted by an impairment charge of $1,550 to adjust the carrying value of long-lived assets related to the Company’s natural gas interests.

(10) Subsequent Events

On February 3, 2023, the Company declared a regular quarterly cash dividend of $0.20 per share on the Company’s common stock. This dividend is payable on March 17, 2023 to shareholders of record at the close of business on February 24, 2023.

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

As of December 31, 2022, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in the 2013 “Internal Control-Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information appearing under “Election of Directors,” “Information About Our Nominees for Director,” “Information About Our Executive Officers Who Are Not Directors,” and “Corporate Governance” in the definitive Proxy Statement for the Company’s 2023 Annual Meeting of Shareholders (the “2023 Proxy Statement”) is hereby incorporated by reference in answer to this Item 10. The Company anticipates that it will file the 2023 Proxy Statement with the SEC on or before April 30, 2023.

ITEM 11. EXECUTIVE COMPENSATION.

The information appearing under “Executive Compensation” and “Compensation of Directors” in the 2023 Proxy Statement is hereby incorporated by reference in answer to this Item 11.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information appearing under “Voting Securities and Principal Shareholder,” “Shareholdings of Company Directors and Executive Officers” and “Executive Compensation” in the 2023 Proxy Statement is hereby incorporated by reference in answer to this Item 12.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information appearing under “Voting Securities and Principal Shareholder” and “Corporate Governance” in the 2023 Proxy Statement is hereby incorporated by reference in answer to this Item 13.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information appearing under “Independent Auditors” in the 2023 Proxy Statement is hereby incorporated by reference in answer to this Item 14.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	1. The following financial statements are included in Item 8:

Reports of Independent Registered Public Accounting Firm
Consolidated Financial Statements:
Consolidated Balance Sheets as of December 31, 2022 and 2021;
Consolidated Statements of Income for the Years Ended December 31, 2022, 2021 and 2020;
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2022, 2021 and 2020;
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2022, 2010 and 2020;
Consolidated Statements of Cash Flows for the Years Ended December 31, 2022, 2021 and 2020; and
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

3.3

Amended and Restated Bylaws of United States Lime & Minerals, Inc. as of November 1, 2022 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed November 3, 2022, File Number 000-04197).

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

10.2

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

10.4

Security Agreement dated as of August 25, 2004 among United States Lime & Minerals, Inc., Arkansas Lime Company, Colorado Lime Company, Texas Lime Company and U. S. Lime Company-Houston, in favor of Wells Fargo Bank, N. A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 31, 2004, File Number 000-4197).

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

96.1

Technical Report Summary on Texas Lime Company Limestone Operation, Johnson County, Texas, USA, effective December 31, 2021, with a report date of March 2, 2022 (incorporated by reference to Exhibit 96.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, File Number 000-4197).

96.2

Technical Report Summary on Arkansas Lime Company Limestone Operation, Independence County, Arkansas, USA effective December 31, 2021, with a report date of March 2, 2022 (incorporated by reference to Exhibit 96.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, File Number 000-4197).

96.3

Technical Report Summary on ACT Holdings Company Limestone Operation, Izzard County, Arkansas, USA, effective December 31, 2021, with a report date of March 2, 2022 (incorporated by reference to Exhibit 96.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, File Number 000-4197).

96.4

Technical Report Summary on U.S. Lime Company-St. Clair – Marble Mountain Limestone Operation, Sequoyah County, Oklahoma, USA, effective December 31, 2021, with a report date of March 2, 2022 (incorporated by reference to Exhibit 96.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, File Number 000-4197).

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

UNITED STATES LIME & MINERALS, INC.

Date: February 23, 2023	By:	/s/ Timothy W. Byrne
Timothy W. Byrne,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: February 23, 2023	By:	/s/ Timothy W. Byrne
Timothy W. Byrne,
President, Chief Executive Officer, and Director (Principal Executive Officer)

Date: February 23, 2023	By:	/s/ Michael L. Wiedemer
Michael L. Wiedemer,
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: February 23, 2023	By:	/s/ Antoine M. Doumet
Antoine M. Doumet,
Director and Chairman of the Board

Date: February 23, 2023	By:	/s/ Richard W. Cardin
Richard W. Cardin,
Director

Date: February 23, 2023	By:	/s/ Sandra C. Duhé
Sandra C Duhé,
Director

Date: February 23, 2023	By:	/s/ Tom S. Hawkins
Tom S. Hawkins,
Director

Date: February 23, 2023	By:	/s/ BILLY R. HUGHES
Billy R. Hughes,
Director