Form 10-Q
period 2023-03-31
UNITED STATES LIME & MINERALS INC
filed 2023-05-04
CIK 82020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: As of May 2, 2023, 5,690,319 shares of common stock, $0.10 par value, were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

(Unaudited)

	March 31,	December 31,
	2023	2022
ASSETS
Current assets
Cash and cash equivalents	$147,575	$133,384
Trade receivables, net	38,356	33,592
Inventories, net	22,046	19,579
Prepaid expenses and other current assets	2,826	3,435
Total current assets	210,803	189,990
Property, plant and equipment	445,660	441,597
Less accumulated depreciation and depletion	(274,469)	(269,627)
Property, plant and equipment, net	171,191	171,970
Operating lease right-of-use assets	5,307	5,372
Other assets, net	444	440
Total assets	$387,745	$367,772
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$8,830	$7,725
Current portion of operating lease liabilities	1,199	1,411
Accrued expenses	8,683	6,401
Total current liabilities	18,712	15,537
Deferred tax liabilities, net	25,421	25,582
Operating lease liabilities, excluding current portion	4,303	4,129
Other liabilities	1,427	1,436
Total liabilities	49,863	46,684
Stockholders’ equity
Common stock	672	671
Additional paid-in capital	35,452	34,528
Retained earnings	358,471	342,504
Less treasury stock, at cost	(56,713)	(56,615)
Total stockholders’ equity	337,882	321,088
Total liabilities and stockholders’ equity	$387,745	$367,772

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2023		2022
Revenues	$66,777	100.0%	$50,909	100.0%
Cost of revenues
Labor and other operating expenses	37,029	55.5%	31,259	61.4%
Depreciation, depletion and amortization	5,756	8.6%	5,183	10.2%
	42,785	64.1%	36,442	71.6%
Gross profit	23,992	35.9%	14,467	28.4%
Selling, general and administrative expenses	4,152	6.2%	3,635	7.1%
Operating profit	19,840	29.7%	10,832	21.3%
Other expense (income)
Interest expense	64	0.1%	63	0.1%
Interest and other income, net	(1,571)	(2.4)%	(60)	(0.1)%
	(1,507)	(2.3)%	3	0.0%
Income before income tax expense	21,347	32.0%	10,829	21.3%
Income tax expense	4,243	6.4%	2,161	4.3%
Net income	$17,104	25.6%	$8,668	17.0%
Net income per share of common stock
Basic	$3.01		$1.53
Diluted	$3.00		$1.53

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(dollars in thousands)

(Unaudited)

	Common Stock		Additional
	Shares		Paid-In	Retained	Treasury
	Outstanding	Amount	Capital	Earnings	Stock	Total
Balances at December 31, 2022	5,682,079	$671	$34,528	$342,504	$(56,615)	$321,088
Stock options exercised	5,762	1	112	—	—	113
Stock-based compensation	3,124	—	812	—	—	812
Treasury shares purchased	(646)	—	—	—	(98)	(98)
Cash dividends paid	—	—	—	(1,137)	—	(1,137)
Net income	—	—	—	17,104	—	17,104
Balances at March 31, 2023	5,690,319	$672	$35,452	$358,471	$(56,713)	$337,882

	Common Stock		Additional
	Shares		Paid-In	Retained	Treasury
	Outstanding	Amount	Capital	Earnings	Stock	Total
Balances at December 31, 2021	5,666,012	$669	$31,774	$301,611	$(55,848)	$278,206
Stock-based compensation	2,823	—	651	—	—	651
Treasury shares purchased	(712)	—	—	—	(86)	(86)
Cash dividends paid	—	—	—	(1,133)	—	(1,133)
Net income	—	—	—	8,668	—	8,668
Balances at March 31, 2022	5,668,123	$669	$32,425	$309,146	$(55,934)	$286,306

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
OPERATING ACTIVITIES:
Net income	$17,104	$8,668
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	5,828	5,250
Amortization of deferred financing costs	2	2
Deferred income taxes	(161)	438
Gain on disposition of property, plant and equipment	(70)	(52)
Stock-based compensation	812	651
Changes in operating assets and liabilities:
Trade receivables, net	(4,764)	(5,678)
Inventories, net	(2,467)	(1,255)
Prepaid expenses and other current assets	609	992
Other assets	(6)	6
Accounts payable and accrued expenses	3,738	(988)
Other liabilities	19	25
Net cash provided by operating activities	20,644	8,059
INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(5,451)	(5,517)
Acquisition of a business, net of cash acquired	—	(5,889)
Proceeds from sale of property, plant and equipment	120	75
Net cash used in investing activities	(5,331)	(11,331)
FINANCING ACTIVITIES:
Cash dividends paid	(1,137)	(1,133)
Proceeds from exercise of stock options	113	—
Purchase of treasury shares	(98)	(86)
Net cash used in financing activities	(1,122)	(1,219)
Net increase (decrease) in cash and cash equivalents	14,191	(4,491)
Cash and cash equivalents at beginning of period	133,384	105,355
Cash and cash equivalents at end of period	$147,575	$100,864

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by United States Lime & Minerals, Inc. (the “Company”) without independent audit. In the opinion of the Company’s management, all adjustments of a normal and recurring nature necessary to present fairly the financial position, results of operations, comprehensive income and cash flows for the periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2022. The results of operations for the three-month period ended March 31, 2023 are not necessarily indicative of operating results for the full year.

2. Organization

The Company is a manufacturer of lime and limestone products, supplying primarily the construction (including highway, road and building contractors), industrial (including paper and glass manufacturers), metals (including steel producers), environmental (including municipal sanitation and water treatment facilities and flue gas treatment processes), roof shingle manufacturers, agriculture (including poultry producers), and oil and gas services industries. The Company is headquartered in Dallas, Texas and operates lime and limestone plants and distribution facilities in Arkansas, Colorado, Louisiana, Missouri, Oklahoma and Texas through its wholly owned subsidiaries, Arkansas Lime Company, ART Quarry TRS LLC (DBA Carthage Crushed Limestone), Colorado Lime Company, Mill Creek Dolomite, LLC (“Mill Creek”), Texas Lime Company, U.S. Lime Company, U.S. Lime Company-Shreveport, U.S. Lime Company-St. Clair, and U.S. Lime Company-Transportation. In addition, the Company, through its wholly owned subsidiary, U.S. Lime Company-O & G, LLC, has royalty and non-operated working interests in natural gas wells located in Johnson County, Texas, in the Barnett Shale Formation.

On February 9, 2022, the Company acquired 100% of the equity interest of Mill Creek, a dolomite mining and production company located in Mill Creek, Oklahoma, for $5.6 million cash. Mill Creek contributed $1.2 million and $0.8 million to the Company’s revenues for the three months ended March 31, 2023 and 2022, respectively.

3. Accounting Policies

Revenue Recognition. The Company recognizes revenue for its lime and limestone operations when (i) a contract with the customer exists and the performance obligations are identified; (ii) the price has been established; and (iii) the performance obligations have been satisfied, which is generally upon shipment. The Company’s returns and allowances are minimal. Revenues include external freight billed to customers with related costs accounted for as fulfillment costs and included in cost of revenues. External freight billed to customers included in 2023 and 2022 revenues was $11.6 million and $9.6 million, for the respective three-month periods ended March 31, which approximates the amount of external freight included in cost of revenues. Sales taxes billed to customers are not included in revenues. For its natural gas interests, the Company recognizes revenue in the month of production and delivery.

Trade Receivables. The majority of the Company’s trade receivables are unsecured. Payment terms for all trade receivables are based on the underlying purchase orders, contracts or purchase agreements, and are generally fixed, short-term and do not contain a significant financing component. The Company estimates credit losses relating to trade receivables based on an assessment of the current and forecasted probability of collection, historical trends, economic conditions and other significant events that may impact the collectability of accounts receivables. Due to the relatively homogenous nature of its trade receivables, the Company does not believe there is any meaningful asset-specific differences within its trade receivables portfolio that would require the portfolio to be grouped below the consolidated level for review of credit losses. Credit losses relating to trade receivables have generally been within management expectations and historical trends. Uncollected trade receivables are charged-off when identified by management to be unrecoverable. The Company maintains an allowance for credit losses to reflect currently expected estimated losses resulting from the failure of customers to make required payments.

4. Reportable Segment

The Company has identified one reportable segment based on the distinctness of the Company’s activities and products: lime and limestone operations. All operations are in the United States. In evaluating the operating results of the Company, management primarily reviews revenues, gross profit and operating profit from the lime and limestone operations. Operating profit from the Company’s lime and limestone operations includes all of the Company’s selling, general and administrative costs. The Company does not allocate interest expense and interest and other income, net to its lime and limestone operations. Other identifiable assets include assets related to the Company’s natural gas interests, unallocated corporate assets and cash items.

Operating results and certain other financial data for the three months ended March 31, 2023 and 2022 for the Company’s lime and limestone operations segment and other are as follows (in thousands):

	Three Months Ended March 31,
Revenues	2023	2022
Lime and limestone operations	$66,538	$50,296
Other	239	613
Total revenues	$66,777	$50,909
Depreciation, depletion and amortization
Lime and limestone operations	$5,630	$5,039
Other	126	144
Total depreciation, depletion and amortization	$5,756	$5,183
Gross profit (loss)
Lime and limestone operations	$24,058	$14,197
Other	(66)	270
Total gross profit	$23,992	$14,467
Operating profit (loss)
Lime and limestone operations	$19,909	$10,562
Other	(69)	270
Total operating profit	$19,840	$10,832
Identifiable assets, at period end
Lime and limestone operations	$235,693	$218,522
Other	152,052	106,225
Total identifiable assets	$387,745	$324,747
Capital expenditures
Lime and limestone operations	$5,451	$5,517
Other	—	—
Total capital expenditures	$5,451	$5,517

5. Income and Dividends Per Share of Common Stock

The following table sets forth the computation of basic and diluted income per common share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2023	2022
Net income for basic and diluted income per common share	$17,104	$8,668
Weighted-average shares for basic income per common share	5,685	5,667
Effect of dilutive securities:
Employee and director stock options(1)	13	10
Adjusted weighted-average shares and assumed exercises for diluted income per common share	5,698	5,677
Basic net income per common share	$3.01	$1.53
Diluted net income per common share	$3.00	$1.53
(1)	Excludes 7 stock options for the three months ended March 31, 2022 as anti-dilutive because the exercise price exceeded the average per share market price for the period. No stock options were excluded for the three months ended March 31, 2023 as anti-dilutive.

The Company paid $0.20 of cash dividends per share of common stock in each of the three months ended March 31, 2023 and 2022.

6. Inventories, Net

Inventories are valued principally at the lower of cost, determined using the average cost method, or net realizable value. Costs for raw materials and finished goods include materials, labor, and production overhead. Inventories, net consisted of the following (in thousands):

	March 31,	December 31,
	2023	2022
Lime and limestone inventories:
Raw materials	$7,344	$5,506
Finished goods	3,010	2,951
	10,354	8,457
Service parts inventories	11,692	11,122
	$22,046	$19,579

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

As of March 31, 2023, the Company had no debt outstanding and no draws on the Revolving Facility other than $0.3 million of letters of credit, which count as draws against the available commitment under the Revolving Facility.

8. Leases

The Company has operating leases for the use of equipment, corporate office space, and some of its terminal and distribution facilities. The leases have remaining lease terms of 0 to 6 years, with a weighted-average remaining lease term of 4 and 3 years at March 31, 2023 and December 31, 2022, respectively. Some operating leases include options to extend the leases for up to 5 years.

The components of lease costs for the three months ended March 31, 2023 and 2022 were as follows (in thousands):

		Three Months Ended March 31,
	Classification	2023	2022
Operating lease costs(1)	Cost of revenues	$770	$522
Operating lease costs(1)	Selling, general and administrative expenses	41	66
Rental revenues	Interest and other income, net	(16)	(32)
Net operating lease costs		$795	$556
(1)	Includes the costs of leases with a term of one year or less.

As of March 31, 2023, future minimum payments under operating leases that were either non-cancelable or subject to significant penalty upon cancellation, including future minimum payments under renewal options that the Company is reasonably certain to exercise, were as follows (in thousands):

2023 (excluding the three months ended March 31, 2023)	$1,105
2024	1,445
2025	1,187
2026	1,106
2027	694
Thereafter	250
Total future minimum lease payments	5,787
Less imputed interest	(285)
Present value of lease liabilities	$5,502

Supplemental cash flow information pertaining to the Company’s leasing activity for the three months ended March 31, 2023 and 2022 is as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Cash payments for lease liabilities included in operating cash flows	$417	$349
Right-of-use assets obtained in exchange for operating lease obligations	$81	$492

9. Income Taxes

The Company has estimated that its effective income tax rate for 2023 will be 19.9%. The primary reason for the effective income tax rate being below the federal statutory rate is due to statutory depletion, which is allowed for income tax purposes and is a permanent difference between net income for financial reporting purposes and taxable income.

10. Dividends

On March 17, 2023, the Company paid $1.1 million in cash dividends, based on a dividend of $0.20 per share of its common stock, to shareholders of record at the close of business on February 24, 2023.

11. Subsequent Event

On May 3, 2023, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.20 per share on the Company’s common stock. This dividend is payable on June 16, 2023, to shareholders of record at the close of business on May 26, 2023.

ITEM 2:     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements. Any statements contained in this Report that are not statements of historical fact are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements in this Report, including without limitation statements relating to the Company’s plans, strategies, objectives, expectations, intentions, and adequacy of resources, are identified by such words as “will,” “could,” “should,” “would,” “believe,” “possible,” “potential,” “expect,” “intend,” “plan,” “schedule,” “estimate,” “anticipate” and “project.” The Company undertakes no obligation to publicly update or revise any forward-looking statements. The Company cautions that forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from expectations, including without limitation the following: (i) the Company’s plans, strategies, objectives, expectations, and intentions are subject to change at any time at the Company’s discretion; (ii) the Company’s plans and results of operations will be affected by its ability to maintain and increase its revenues and manage its growth; (iii) the Company’s ability to meet short-term and long-term liquidity demands, including meeting the Company’s operating and capital needs, including possible acquisitions and paying dividends, and conditions in the credit and equity markets, including the ability of the Company’s customers to meet their obligations; (iv) interruptions to operations and increased costs at the Company’s facilities resulting from changes in mining methods or conditions, variability of chemical or physical properties of the Company’s limestone and its impact on process equipment and product quality, inclement weather conditions, including more severe and frequent weather events resulting from climate change, natural disasters, accidents, IT systems failures or disruptions, including due to cyber-security incidents or ransomware attacks, utility disruptions, supply chain delays and disruptions, labor shortages, disputes, and disruptions, or regulatory requirements; (v) volatile coal, petroleum coke, diesel, natural gas, electricity, and transportation costs and the consistent availability of trucks, truck drivers, and rail cars to deliver the Company’s products to its customers and solid fuels to its plants on a timely basis at competitive prices, including the impact of new or proposed additional rail regulations; (vi) the Company’s ability to expand its lime and limestone operations through projects and acquisitions of businesses with related or similar operations and the Company’s ability to obtain any required financing for such projects and acquisitions, to integrate the projects and acquisitions into the Company’s overall operations, and to sell any resulting increased production at acceptable prices; (vii) inadequate demand and/or prices for the Company’s lime and limestone products due to increased competition from competitors, increasing competition for certain customer accounts, conditions in the U.S. economy, recessionary concerns and pressures in, and the impact of government policies on, particular industries, including oil and gas services, utility plants, steel, construction, and industrial, effects of governmental fiscal and budgetary constraints, including the level and pace of highway construction and infrastructure funding, changes to tax laws, legislative impasses, extended governmental shutdowns, default on U.S. government obligations, trade wars, tariffs, international incidents, including the Russian conflict with Ukraine, oil cartel production and supply actions, sanctions, economic and regulatory uncertainties under state governments and the United States Administration and Congress, inflation, Federal Reserve responses to inflationary concerns, including increased interest rates, and inability to continue to maintain or increase prices for the Company’s products, including passing through the increased costs of energy, transportation, labor, and services; (viii) ongoing and possible new regulations, investigations, enforcement actions and costs, legal expenses, penalties, fines, assessments, litigation, judgments and settlements, taxes and disruptions and limitations of operations, including those related to climate change, health and safety, human capital, diversity, and other environmental, social, governance and sustainability considerations, and those that could impact the Company’s ability to continue or renew its operating permits or successfully secure new permits in connection with its modernization and expansion and development projects; (ix) estimates of reserves and remaining lives of reserves; (x) the impact of future variants of the novel coronavirus (“COVID-19”) virus or other potential global pandemics and governmental responses thereto, including decreased demand, lower prices, tightened labor and other markets, supply chain delays and disruptions, and increased costs, and the risk of non-compliance with health and safety protocols, social distancing and mask guidelines, and vaccination mandates, on the Company’s financial condition, results of operations, cash flows, and competitive position; (xi) the impact of social or political unrest; (xii) risks relating to mine safety and reclamation and remediation; and (xiii) other risks and uncertainties set forth in this Report or indicated from time to time in the Company’s filings with the Securities and Exchange Commission (the “SEC”), including the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

Overview.

We are a manufacturer of lime and limestone products, supplying primarily the construction (including highway, road and building contractors), industrial (including paper and glass manufacturers), metals (including steel producers), environmental (including municipal sanitation and water treatment facilities and flue gas treatment processes), roof shingle manufacturers, agriculture (including poultry producers), and oil and gas services industries. We are headquartered in Dallas, Texas and operate lime and limestone plants and distribution facilities in Arkansas, Colorado, Louisiana, Missouri, Oklahoma and Texas through our wholly owned subsidiaries, Arkansas Lime Company, ART Quarry TRS LLC (DBA Carthage Crushed Limestone), Colorado Lime Company, Mill Creek Dolomite, LLC (“Mill Creek”), Texas Lime Company, U.S. Lime Company, U.S. Lime Company-Shreveport, U.S. Lime Company-St. Clair, and U.S. Lime Company-Transportation.

We have identified one reportable segment based on the distinctness of our activities and products: lime and limestone operations. All operations are in the United States. Our Other operations consists of natural gas interests through our wholly owned subsidiary, U.S. Lime Company-O&G, LLC. Assets related to our natural gas interests, unallocated corporate assets, and cash items are included in Other identified assets. We do not believe that our natural gas interests are material to the current or prior periods.

On February 9, 2022, we acquired 100% of the equity interest of Mill Creek, a dolomite mining and production company located in Mill Creek, Oklahoma, for $5.6 million cash. Mill Creek contributed $1.2 million and $0.8 million to our revenues for the three months ended March 31, 2023 and 2022, respectively.

Our revenues increased 31.2% in the first quarter 2023, compared to the first quarter 2022. Revenues from our Lime and Limestone Operations increased 32.3% in the first quarter 2023, compared to the first quarter 2022, primarily due to a 23.5% increase in the average selling prices for our lime and limestone products, and an 8.8% increase in sales volumes of our lime and limestone products, principally due to increased demand from our construction customers.

Our gross profit increased 65.8% in the first quarter 2023, compared to the first quarter 2022. Gross profit from our Lime and Limestone Operations increased 69.5% in the first quarter 2023, compared to the first quarter 2022, primarily from the increased revenues discussed above, partially offset by increased production costs, principally from higher energy, transportation, and labor costs. Looking ahead for the remainder of 2023, we anticipate continuing pressure on our lime and limestone production costs and believe general recessionary concerns could potentially impact future demand for our products.

Liquidity and Capital Resources.

Net cash provided by operating activities was $20.6 million in the first quarter 2023, compared to $8.1 million in the first quarter 2022, an increase of $12.6 million, or 156.2%. Our net cash provided by operating activities is composed of net income, depreciation, depletion and amortization (“DD&A”), deferred income taxes, stock-based compensation, other non-cash items included in net income and changes in working capital. In the first quarter 2023, net cash provided by operating activities was principally composed of $17.1 million net income, $5.8 million DD&A, and $0.8 million stock-based compensation, partially offset by $0.2 million deferred income taxes and a $2.9 million decrease from changes in operating assets and liabilities. Changes in operating assets and liabilities in the first quarter 2023 included an increase of $4.8 million in trade receivables, net, due primarily to increased sales in the first quarter 2023 compared to the fourth quarter 2022, and an increase of $2.5 million in inventories, partially offset by a $3.7 million increase in accounts payable and accrued expenses and a decrease of $0.6 million in prepaid expenses and other current assets. In the first quarter 2022, net cash provided by operating activities was principally composed of $8.7 million net income, $5.3 million DD&A, $0.4 million deferred income taxes, $0.7 million stock-based compensation, and a $6.9 million decrease from changes in operating assets and liabilities. Changes in operating assets and liabilities in the first quarter 2022 included an increase of $5.7 million in trade receivables, net, due primarily from increased sales in the first quarter 2022 compared to the fourth quarter 2021, an increase of $1.3 million in inventories, and a $1.0 million decrease in accounts payable and accrued expenses, partially offset by a decrease of $1.0 million in prepaid and other assets.

We had $5.5 million in capital expenditures in the first quarter 2023, compared to $11.4 million in the first quarter 2022, which included $5.9 million for the acquisition of Mill Creek. Net cash used in financing activities was

$1.1 million in the first quarter 2023, compared to $1.2 million in the first quarter 2022, consisting primarily of cash dividends paid in each period.

Cash and cash equivalents increased $14.2 million to $147.6 million at March 31, 2023 from $133.4 million at December 31, 2022.

We are not committed to any planned capital expenditures until actual orders are placed for equipment. As of March 31, 2023, we did not have any material commitments for open purchase orders.

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

At March 31, 2023, we had no debt outstanding and no draws on the Revolving Facility other than $0.3 million of letters of credit, which count as draws against the available commitment under the Revolving Facility. We believe that, absent a significant acquisition, cash on hand and cash flows from operations will be sufficient to meet our operating needs, ongoing capital needs, including current and possible future modernization, expansion, and development projects, and liquidity needs and allow us to pay regular quarterly cash dividends for the near future.

Results of Operations.

Revenues in the first quarter 2023 were $66.8 million, compared to $50.9 million in the first quarter 2022, an increase of $15.9 million, or 31.2%. Revenues from our Lime and Limestone Operations were $66.5 million in the first quarter 2023, compared to $50.3 million in the first quarter 2022, an increase of $16.2 million, or 32.3%. The increase in our revenues in the first quarter 2023, compared to the first quarter 2022, resulted from increases in both the average selling prices for our lime and limestone products, and increased sales volumes of our lime and limestone products, principally due to increased demand from our construction customers.

Gross profit was $24.0 million in the first quarter 2023, compared to $14.5 million in the first quarter 2022, an increase of $9.5 million, or 65.8%. Gross profit from our Lime and Limestone Operations in the first quarter 2023 was $24.1 million, compared to $14.2 million in the first quarter 2022, an increase of $9.9 million, or 69.5%. The increase in lime and limestone gross profit in the first quarter 2023, compared to the first quarter 2022, resulted primarily from the increased revenues discussed above, partially offset by increased production costs, principally from higher energy, transportation, and labor costs.

Selling, general and administrative (“SG&A”) expenses were $4.2 million in the first quarter 2023, compared to $3.6 million in the first quarter 2022, an increase of $0.5 million, or 14.2%. The increase in SG&A expenses was primarily due to increased personnel expense.

Interest expense was $64 thousand and $63 thousand in the first quarter 2023 and 2022, respectively. We had no outstanding debt during any of the periods. Interest and other income, net was $1.6 million and $60 thousand in the first quarter 2023 and 2022, respectively. The $1.5 million increase in interest and other income, net during the first quarter 2023, compared to the first quarter 2022, was due to higher interest rates on higher average balances in our cash and cash equivalents.

Income tax expense was $4.2 million in the first quarter 2023, compared to $2.2 million in the first quarter 2022. The increase in income tax expense in the first quarter 2023, compared to the first quarter 2022, was due to the increase in income before taxes.

Our net income was $17.1 million ($3.00 per share diluted) in the first quarter 2023, compared to net income of $8.7 million ($1.53 per share diluted) in the first quarter 2022, an increase of $8.4 million, or 97.3%.

ITEM 3:     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk.

We could be exposed to changes in interest rates, primarily as a result of floating interest rates on the Revolving Facility. There was no outstanding balance on the Revolving Facility subject to interest rate risk at March 31, 2023. Any future borrowings under the Revolving Facility would be subject to interest rate risk. See Note 7 of Notes to Condensed Consolidated Financial Statements.

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

PART II.     OTHER INFORMATION

ITEM 2:     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our Amended and Restated 2001 Long-Term Incentive Plan allows employees and directors to pay the exercise price for stock options and the tax withholding liability upon the lapse of restrictions on restricted stock by payment in cash and/or delivery of shares of common stock.  In the first quarter 2023, pursuant to these provisions, we purchased 646 shares at a price of $151.70, the fair market value of one share of our common stock on the date they were tendered for payment of tax withholding liability upon the lapse of restrictions on restricted stock.

ITEM 4:    MINE SAFETY DISCLOSURES

Under Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of SEC Regulation S-K, each operator of a coal or other mine is required to include disclosures regarding certain mine safety results in its periodic reports filed with the SEC. The operation of our quarries, underground mine and plants is subject to regulation by the federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977. The required information regarding certain mining safety and health matters, broken down by mining complex, for the quarter ended March 31, 2023 is presented in Exhibit 95.1 to this Report.

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

UNITED STATES LIME & MINERALS, INC.

May 4, 2023	By:	/s/ Timothy W. Byrne
Timothy W. Byrne
President and Chief Executive Officer
(Principal Executive Officer)

May 4, 2023	By:	/s/ Michael L. Wiedemer
Michael L. Wiedemer
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)