Form 10-Q
period 2023-06-30
UNITED STATES LIME & MINERALS INC
filed 2023-08-03
CIK 82020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: As of August 1, 2023, 5,693,501 shares of common stock, $0.10 par value, were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

(Unaudited)

	June 30,	December 31,
	2023	2022
ASSETS
Current assets
Cash and cash equivalents	$156,198	$133,384
Trade receivables, net	40,735	33,592
Inventories, net	22,350	19,579
Prepaid expenses and other current assets	2,824	3,435
Total current assets	222,107	189,990
Property, plant and equipment	454,550	441,597
Less accumulated depreciation and depletion	(280,019)	(269,627)
Property, plant and equipment, net	174,531	171,970
Operating lease right-of-use assets	5,254	5,372
Other assets, net	480	440
Total assets	$402,372	$367,772
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$7,511	$7,725
Current portion of operating lease liabilities	1,457	1,411
Accrued expenses	5,596	6,401
Total current liabilities	14,564	15,537
Deferred tax liabilities, net	25,129	25,582
Operating lease liabilities, excluding current portion	4,015	4,129
Other liabilities	1,413	1,436
Total liabilities	45,121	46,684
Stockholders’ equity
Common stock	672	671
Additional paid-in capital	36,248	34,528
Retained earnings	377,044	342,504
Less treasury stock, at cost	(56,713)	(56,615)
Total stockholders’ equity	357,251	321,088
Total liabilities and stockholders’ equity	$402,372	$367,772

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
Revenues	$73,983	100.0%	$60,492	100.0%	$140,760	100.0%	$111,401	100.0%
Cost of revenues
Labor and other operating expenses	40,940	55.3%	38,538	63.7%	77,969	55.4%	69,797	62.6%
Depreciation, depletion and amortization	5,912	8.0%	5,473	9.1%	11,668	8.3%	10,656	9.6%
	46,852	63.3%	44,011	72.8%	89,637	63.7%	80,453	72.2%
Gross profit	27,131	36.7%	16,481	27.2%	51,123	36.3%	30,948	27.8%
Selling, general and administrative expenses	4,319	5.9%	3,848	6.4%	8,471	6.0%	7,483	6.7%
Operating profit	22,812	30.8%	12,633	20.8%	42,652	30.3%	23,465	21.1%
Other expense (income)
Interest expense	64	0.1%	63	0.1%	128	0.1%	126	0.1%
Interest and other income, net	(1,889)	(2.6)%	(177)	(0.3)%	(3,460)	(2.5)%	(237)	(0.2)%
	(1,825)	(2.5)%	(114)	(0.2)%	(3,332)	(2.4)%	(111)	(0.1)%
Income before income tax expense	24,637	33.3%	12,747	21.0%	45,984	32.7%	23,576	21.2%
Income tax expense	4,925	6.7%	2,509	4.1%	9,168	6.5%	4,670	4.2%
Net income	$19,712	26.6%	$10,238	16.9%	$36,816	26.2%	$18,906	17.0%
Net income per share of common stock
Basic	$3.46		$1.80		$6.47		$3.33
Diluted	$3.45		$1.80		$6.46		$3.33

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(dollars in thousands)

(Unaudited)

	Common Stock		Additional
	Shares		Paid-In	Retained	Treasury
	Outstanding	Amount	Capital	Earnings	Stock	Total
Balances at December 31, 2022	5,682,079	$671	$34,528	$342,504	$(56,615)	$321,088
Stock options exercised	5,762	1	112	—	—	113
Stock-based compensation	3,124	—	812	—	—	812
Treasury shares purchased	(646)	—	—	—	(98)	(98)
Cash dividends paid	—	—	—	(1,137)	—	(1,137)
Net income	—	—	—	17,104	—	17,104
Balances at March 31, 2023	5,690,319	$672	$35,452	$358,471	$(56,713)	$337,882
Stock-based compensation	3,182	—	796	—	—	796
Cash dividends paid	—	—	—	(1,139)	—	(1,139)
Net income	—	—	—	19,712	—	19,712
Balances at June 30, 2023	5,693,501	$672	$36,248	$377,044	$(56,713)	$357,251

	Common Stock		Additional
	Shares		Paid-In	Retained	Treasury
	Outstanding	Amount	Capital	Earnings	Stock	Total
Balances at December 31, 2021	5,666,012	$669	$31,774	$301,611	$(55,848)	$278,206
Stock-based compensation	2,823	—	651	—	—	651
Treasury shares purchased	(712)	—	—	—	(86)	(86)
Cash dividends paid	—	—	—	(1,133)	—	(1,133)
Net income	—	—	—	8,668	—	8,668
Balances at March 31, 2022	5,668,123	$669	$32,425	$309,146	$(55,934)	$286,306
Stock options exercised	2,400	—	120	—	—	120
Stock-based compensation	3,087	—	640	—	—	640
Cash dividends paid	—	—	—	(1,134)	—	(1,134)
Net income	—	—	—	10,238	—	10,238
Balances at June 30, 2022	5,673,610	$669	$33,185	$318,250	$(55,934)	$296,170

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2023	2022
OPERATING ACTIVITIES:
Net income	$36,816	$18,906
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	11,811	10,796
Amortization of deferred financing costs	4	2
Deferred income taxes	(453)	1,220
Gain on disposition of property, plant and equipment	(47)	(26)
Stock-based compensation	1,608	1,291
Changes in operating assets and liabilities:
Trade receivables, net	(7,143)	(9,969)
Inventories, net	(2,771)	(1,434)
Prepaid expenses and other current assets	611	1,047
Other assets	(44)	7
Accounts payable and accrued expenses	(150)	443
Other liabilities	31	70
Net cash provided by operating activities	40,273	22,353
INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(15,432)	(11,485)
Acquisition of a business, net of cash acquired	—	(5,630)
Proceeds from sale of property, plant and equipment	234	221
Net cash used in investing activities	(15,198)	(16,894)
FINANCING ACTIVITIES:
Cash dividends paid	(2,276)	(2,267)
Proceeds from exercise of stock options	113	120
Purchase of treasury shares	(98)	(86)
Net cash used in financing activities	(2,261)	(2,233)
Net increase in cash and cash equivalents	22,814	3,226
Cash and cash equivalents at beginning of period	133,384	105,355
Cash and cash equivalents at end of period	$156,198	$108,581

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by United States Lime & Minerals, Inc. (the “Company”) without independent audit. In the opinion of the Company’s management, all adjustments of a normal and recurring nature necessary to present fairly the financial position, results of operations, comprehensive income, and cash flows for the periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2022. The results of operations for the three-and six-month periods ended June 30, 2023 are not necessarily indicative of operating results for the full year.

2. Organization

The Company is a manufacturer of lime and limestone products, supplying primarily the construction (including highway, road and building contractors), industrial (including paper and glass manufacturers), metals (including steel producers), environmental (including municipal sanitation and water treatment facilities and flue gas treatment processes), roof shingle manufacturers, agriculture (including poultry producers), and oil and gas services industries. The Company is headquartered in Dallas, Texas and operates lime and limestone plants and distribution facilities in Arkansas, Colorado, Louisiana, Missouri, Oklahoma, and Texas through its wholly owned subsidiaries, Arkansas Lime Company, ART Quarry TRS LLC (DBA Carthage Crushed Limestone), Colorado Lime Company, Mill Creek Dolomite, LLC (“Mill Creek”), Texas Lime Company, U.S. Lime Company, U.S. Lime Company-Shreveport, U.S. Lime Company-St. Clair, and U.S. Lime Company-Transportation. In addition, the Company, through its wholly owned subsidiary, U.S. Lime Company-O & G, LLC, has royalty and non-operated working interests in natural gas wells located in Johnson County, Texas, in the Barnett Shale Formation.

On February 9, 2022, the Company acquired 100% of the equity interest of Mill Creek, a dolomite mining and production company located in Mill Creek, Oklahoma, for $5.6 million cash.

3. Accounting Policies

Revenue Recognition. The Company recognizes revenue for its lime and limestone operations when (i) a contract with the customer exists and the performance obligations are identified; (ii) the price has been established; and (iii) the performance obligations have been satisfied, which is generally upon shipment. The Company’s returns and allowances are minimal. Revenues include external freight billed to customers with related costs accounted for as fulfillment costs and included in cost of revenues. External freight billed to customers included in 2023 and 2022 revenues was $11.6 million and $12.1 million, for the respective three-month periods ended June 30, and $23.3 million and $21.7 million, for the respective six-month periods ended June 30, which approximates the amount of external freight included in cost of revenues. Sales taxes billed to customers are not included in revenues. For its natural gas interests, the Company recognizes revenue in the month of production and delivery.

Trade Receivables. The majority of the Company’s trade receivables are unsecured. Payment terms for all trade receivables are based on the underlying purchase orders, contracts, or purchase agreements, and are generally fixed, short-term and do not contain a significant financing component. The Company estimates credit losses relating to trade receivables based on an assessment of the current and forecasted probability of collection, historical trends, economic conditions, and other significant events that may impact the collectability of accounts receivables. Due to the relatively homogenous nature of its trade receivables, the Company does not believe there is any meaningful asset-specific differences within its trade receivables portfolio that would require the portfolio to be grouped below the consolidated level for review of credit losses. Credit losses relating to trade receivables have generally been within management expectations and historical trends. Uncollected trade receivables are charged-off when identified by management to be unrecoverable. The Company maintains an allowance for credit losses to reflect currently expected estimated losses resulting from the failure of customers to make required payments.

4. Reportable Segment

The Company has identified one reportable segment based on the distinctness of the Company’s activities and products: lime and limestone operations. All operations are in the United States. In evaluating the operating results of the Company, management primarily reviews revenues, gross profit, and operating profit from the lime and limestone operations. Operating profit from the Company’s lime and limestone operations includes all of the Company’s selling, general and administrative costs. The Company does not allocate interest expense and interest and other income, net to its lime and limestone operations. Other identifiable assets include assets related to the Company’s natural gas interests, unallocated corporate assets, and cash items.

Operating results and certain other financial data for the three- and six-month periods ended June 30, 2023 and 2022 for the Company’s lime and limestone operations segment and other are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Revenues	2023	2022	2023	2022
Lime and limestone operations	$73,688	$59,613	$140,226	$109,909
Other	295	879	534	1,492
Total revenues	$73,983	$60,492	$140,760	$111,401
Depreciation, depletion and amortization
Lime and limestone operations	$5,786	$5,330	$11,416	$10,369
Other	126	143	252	287
Total depreciation, depletion and amortization	$5,912	$5,473	$11,668	$10,656
Gross profit (loss)
Lime and limestone operations	$27,121	$15,975	$51,179	$30,172
Other	10	506	(56)	776
Total gross profit	$27,131	$16,481	$51,123	$30,948
Operating profit (loss)
Lime and limestone operations	$22,802	$12,127	$42,708	$22,689
Other	10	506	(56)	776
Total operating profit	$22,812	$12,633	$42,652	$23,465
Identifiable assets, at period end
Lime and limestone operations	$241,953	$223,101	$241,953	$223,101
Other	160,419	113,632	160,419	113,632
Total identifiable assets	$402,372	$336,733	$402,372	$336,733
Capital expenditures
Lime and limestone operations	$9,981	$5,968	$15,432	$11,485
Other	—	—	—	—
Total capital expenditures	$9,981	$5,968	$15,432	$11,485

5. Income and Dividends Per Share of Common Stock

The following table sets forth the computation of basic and diluted income per common share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income for basic and diluted income per common share	$19,712	$10,238	$36,816	$18,906
Weighted-average shares for basic income per common share	5,692	5,672	5,688	5,670
Effect of dilutive securities:
Employee and director stock options(1)	14	8	14	9
Adjusted weighted-average shares and assumed exercises for diluted income per common share	5,706	5,680	5,702	5,679
Basic net income per common share	$3.46	$1.80	$6.47	$3.33
Diluted net income per common share	$3.45	$1.80	$6.46	$3.33
(1)	Excludes 17 and 14 stock options for the three- and six-month periods ended June 30, 2022, respectively, as anti-dilutive because the exercise price exceeded the average per share market price for the period. No stock options were excluded for the 2023 periods as anti-dilutive.

The Company paid $0.20 and $0.40 of cash dividends per share of common stock in each of the three- and six- month periods ended June 30, 2023 and 2022, respectively.

6. Inventories, Net

Inventories are valued principally at the lower of cost, determined using the average cost method, or net realizable value. Costs for raw materials and finished goods include materials, labor, and production overhead. Inventories, net consisted of the following (in thousands):

	June 30,	December 31,
	2023	2022
Lime and limestone inventories:
Raw materials	$7,282	$5,506
Finished goods	2,686	2,951
	9,968	8,457
Service parts inventories	12,382	11,122
	$22,350	$19,579

7. Banking Facilities and Debt

The Company’s credit agreement with Wells Fargo Bank, N.A. (the “Lender”), as amended as of May 2, 2019 and November 21, 2019, provides for a $75 million revolving credit facility (the “Revolving Facility”) and an incremental four-year accordion feature to borrow up to an additional $50 million on the same terms, subject to approval by the Lender or another lender selected by the Company. The credit agreement also provides for a $10 million letter of credit sublimit under the Revolving Facility. The Revolving Facility and any incremental loans were scheduled to mature on May 2, 2024, prior to an amendment entered into on August 3, 2023, to extend the maturity date to August 3, 2028 and renew the four-year accordion feature.

Interest rates on the Revolving Facility are, at the Company’s option, LIBOR (or a replacement rate as determined by the Lender and the Company) plus a margin of 1.000% to 2.000%, or the Lender’s Prime Rate plus a margin of 0.000% to 1.000%, and a commitment fee range of 0.200% to 0.350% on the undrawn portion of the Revolving Facility. Subsequent to the August 3, 2023 amendment, interest rates on the Revolving Facility are, at the

Company’s option, SOFR, plus a SOFR adjustment of 0.10%, plus a margin of 1.000% to 2.000%, or the Lender’s Prime Rate plus a margin of 0.000% to 1.000%, and a commitment fee range of 0.225% to 0.350% on the undrawn portion of the Revolving Facility. The Revolving Facility interest rate margins and commitment fee are determined quarterly in accordance with a pricing grid based upon the Company’s Cash Flow Leverage Ratio, defined as the ratio of the Company’s total funded senior indebtedness to earnings before interest, taxes, depreciation, depletion, amortization, and stock-based compensation expense (“EBITDA”) for the 12 months ended on the last day of the most recent calendar quarter, plus pro forma EBITDA from any businesses acquired during the period. Pursuant to a security agreement, dated August 25, 2004, the Revolving Facility is secured by the Company’s existing and hereafter acquired tangible assets, intangible assets, and real property. The maturity of the Revolving Facility and any incremental loans can be accelerated if any event of default, as defined under the credit agreement, occurs. The Company’s maximum Cash Flow Leverage Ratio is 3.50 to 1.

The Company may pay dividends so long as it remains in compliance with the provisions of the Company’s credit agreement, and it may purchase, redeem, or otherwise acquire shares of its common stock so long as its pro forma Cash Flow Leverage Ratio is less than 3.00 to 1.00 and no default or event of default exists or would exist after giving effect to such stock repurchase.

As of June 30, 2023, the Company had no debt outstanding and no draws on the Revolving Facility other than $0.3 million of letters of credit, which count as draws against the available commitment under the Revolving Facility.

8. Leases

The Company has operating leases for the use of equipment, corporate office space, and some of its terminal and distribution facilities. The leases have remaining lease terms of 0 to 6 years, with a weighted-average remaining lease term of 4 and 3 years at June 30, 2023 and December 31, 2022, respectively. Some operating leases include options to extend the leases for up to 5 years.

The components of lease costs for the three and six months ended June 30, 2023 and 2022 were as follows (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
	Classification	2023	2022	2023	2022
Operating lease costs(1)	Cost of revenues	$808	$618	$1,577	$1,139
Operating lease costs(1)	Selling, general and administrative expenses	40	67	80	140
Rental revenues	Revenues	(111)	(92)	(228)	(177)
Rental revenues	Interest and other income, net	(17)	(10)	(33)	(42)
Net operating lease costs		$720	$583	$1,396	$1,060
(1)	Includes the costs of leases with a term of one year or less.

As of June 30, 2023, future minimum payments under operating leases that were either non-cancelable or subject to significant penalty upon cancellation, including future minimum payments under renewal options that the Company is reasonably certain to exercise, were as follows (in thousands):

2023 (excluding the six months ended June 30, 2023)	$774
2024	1,529
2025	1,258
2026	1,174
2027	762
Thereafter	268
Total future minimum lease payments	5,765
Less imputed interest	(293)
Present value of lease liabilities	$5,472

Supplemental cash flow information pertaining to the Company’s leasing activity for the six months ended June 30, 2023 and 2022 is as follows (in thousands):

	Six Months Ended June 30,
	2023	2022
Cash payments for lease liabilities included in operating cash flows	$812	$691
Right-of-use assets obtained in exchange for operating lease obligations	$81	$492

9. Income Taxes

The Company has estimated that its effective income tax rate for 2023 will be 19.9%. The primary reason for the effective income tax rate being below the federal statutory rate is due to statutory depletion, which is allowed for income tax purposes and is a permanent difference between net income for financial reporting purposes and taxable income.

10. Dividends

On June 16, 2023, the Company paid $1.1 million in cash dividends, based on a dividend rate of $0.20 per share of its common stock, to shareholders of record at the close of business on May 26, 2023. On March 17, 2023, the Company paid $1.1 million in cash dividends, based on a dividend of $0.20 per share of its common stock, to shareholders of record at the close of business on February 24, 2023.

11. Subsequent Event

On August 2, 2023, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.20 per share on the Company’s common stock. This dividend is payable on September 15, 2023, to shareholders of record at the close of business on August 25, 2023.

On August 3, 2023, the Company amended its credit agreement with the Lender. The terms of the amended credit agreement provide for a final maturity date of the Revolving Facility and any incremental borrowings of August 3, 2028 and changes the benchmark rate to SOFR from LIBOR. Other key terms of the credit agreement, including the amounts provided for under the Revolving Facility and the four-year accordion feature, were unchanged by the amendment. See Note 7 to these condensed consolidated financial statements.

ITEM 2:     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements. Any statements contained in this Report that are not statements of historical fact are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements in this Report, including without limitation statements relating to the Company’s plans, strategies, objectives, expectations, intentions, and adequacy of resources, are identified by such words as “will,” “could,” “should,” “would,” “believe,” “possible,” “potential,” “expect,” “intend,” “plan,” “schedule,” “estimate,” “anticipate,” and “project.” The Company undertakes no obligation to publicly update or revise any forward-looking statements. The Company cautions that forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from expectations, including without limitation the following: (i) the Company’s plans, strategies, objectives, expectations, and intentions are subject to change at any time at the Company’s discretion; (ii) the Company’s plans and results of operations will be affected by its ability to maintain and increase its revenues and manage its growth; (iii) the Company’s ability to meet short-term and long-term liquidity demands, including meeting the Company’s operating and capital needs, including possible acquisitions and paying dividends, and conditions in the credit and equity markets, including the ability of the Company’s customers to meet their obligations; (iv) interruptions to operations and increased costs at the Company’s facilities resulting from changes in mining methods or conditions, variability of chemical or physical properties of the Company’s limestone and its impact on process equipment and product quality, inclement weather conditions, including more severe and frequent weather events resulting from climate change, natural disasters, accidents, IT systems failures or disruptions, including due to cybersecurity incidents or ransomware attacks, utility disruptions, supply chain delays and disruptions, labor shortages, disputes, and disruptions, or regulatory requirements; (v) volatile coal, petroleum coke, diesel, natural gas, electricity, and transportation costs and the consistent availability of trucks, truck drivers, and rail cars to deliver the Company’s products to its customers and solid fuels to its plants on a timely basis at competitive prices, including the impact of new or proposed additional rail regulations; (vi) the Company’s ability to expand its lime and limestone operations through projects and acquisitions of businesses with related or similar operations and the Company’s ability to obtain any required financing for such projects and acquisitions, to integrate the projects and acquisitions into the Company’s overall operations, and to sell any resulting increased production at acceptable prices; (vii) inadequate demand and/or prices for the Company’s lime and limestone products due to increased competition from competitors, increasing competition for certain customer accounts, conditions in the U.S. economy, recessionary concerns and pressures in, and the impact of government policies and/or borrowing rates on, particular industries, including oil and gas services, utility plants, steel, construction, and industrial, effects of governmental fiscal and budgetary constraints, including the level and pace of highway construction and infrastructure funding, changes to tax laws, legislative impasses, extended governmental shutdowns, trade wars, tariffs, international incidents, including the Russian conflict with Ukraine, oil cartel production and supply actions, sanctions, economic and regulatory uncertainties under state governments and the United States Administration and Congress, inflation, Federal Reserve responses to inflationary concerns, including increased interest rates, and inability to continue to maintain or increase prices for the Company’s products, including passing through the increased costs of energy, parts and supplies, labor, transportation, and services; (viii) ongoing and possible new regulations, investigations, enforcement actions and costs, legal expenses, penalties, fines, assessments, litigation, judgments and settlements, taxes, and disruptions and limitations of operations, including those related to climate change, health and safety, human capital, diversity, and other environmental, social, governance, and sustainability considerations, and those that could impact the Company’s ability to continue or renew its operating permits or successfully secure new permits in connection with its modernization and expansion and development projects and acquisitions; (ix) estimates of reserves and remaining lives of reserves; (x) the impact of future potential global pandemics and governmental responses thereto, including decreased demand, lower prices, tightened labor and other markets, supply chain delays and disruptions, and increased costs, and the risk of non-compliance with health and safety protocols, social distancing and mask guidelines, and vaccination mandates, on the Company’s financial condition, results of operations, cash flows, and competitive position; (xi) the impact of social or political unrest; (xii) risks relating to mine safety and reclamation and remediation; and (xiii) other risks and uncertainties set forth in this Report or indicated from time to time in the Company’s filings with the Securities and Exchange Commission (the “SEC”), including the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

Overview.

We are a manufacturer of lime and limestone products, supplying primarily the construction (including highway, road and building contractors), industrial (including paper and glass manufacturers), metals (including steel producers), environmental (including municipal sanitation and water treatment facilities and flue gas treatment processes), roof shingle manufacturers, agriculture (including poultry producers), and oil and gas services industries. We are headquartered in Dallas, Texas and operate lime and limestone plants and distribution facilities in Arkansas, Colorado, Louisiana, Missouri, Oklahoma, and Texas through our wholly owned subsidiaries, Arkansas Lime Company, ART Quarry TRS LLC (DBA Carthage Crushed Limestone), Colorado Lime Company, Mill Creek Dolomite, LLC (“Mill Creek”), Texas Lime Company, U.S. Lime Company, U.S. Lime Company-Shreveport, U.S. Lime Company-St. Clair, and U.S. Lime Company-Transportation.

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

On February 9, 2022, we acquired 100% of the equity interest of Mill Creek, a dolomite mining and production company located in Mill Creek, Oklahoma, for $5.6 million cash. Mill Creek contributed $1.1 million to our revenues for each of the three months ended June 30, 2023 and 2022, and $2.3 million and $1.9 million to our revenues for the six months ended June 30, 2023 and 2022, respectively.

In November 2022, we received objective evidence that a majority of the bargaining unit employees at our Arkansas facilities no longer supported union representation, and, accordingly, we withdrew recognition of the union. In June 2023, as part of a settlement with the National Labors Relations Board, we reinstated recognition of the union and have commenced negotiations of a new collective bargaining agreement with the union representing our Arkansas employees.

Our revenues increased 22.3% and 26.4% in the second quarter and first six months 2023, respectively, compared to the second quarter and first six months 2022. Revenues from our lime and limestone operations increased 23.6% in the second quarter 2023, compared to the second quarter 2022, due to a 21.3% increase in the average selling prices for our lime and limestone products, and a 2.3% increase in sales volumes of our lime and limestone products, principally due to increased demand from our environmental and oil and gas services customers, partially offset by decreased demand from our steel customers. Revenues from our lime and limestone operations increased 27.6% in the first six months 2023, compared to the first six months 2022, due to a 22.5% increase in the average selling prices for our lime and limestone products, and a 5.1% increase in sales volumes of our lime and limestone products, principally due to increased demand from our environmental customers, partially offset by decreased demand from our steel and industrial customers.

Our gross profit increased 64.6% and 65.2% in the second quarter and first six months 2023, respectively, compared to the second quarter and first six months 2022. Gross profit from our lime and limestone operations increased 69.8% and 69.6% in the second quarter and first six months 2023, respectively, compared to the second quarter and first six months 2022. The increases in gross profit in the periods were primarily from the increased revenues discussed above, partially offset by increased production costs, principally from higher energy, parts and supplies, and labor costs. Looking ahead for the remainder of 2023, we anticipate that economic uncertainty and higher interest rates could adversely impact future demand and prices for our products, particularly from our steel and construction customers.

Liquidity and Capital Resources.

Net cash provided by operating activities was $40.3 million in the first six months 2023, compared to $22.4 million in the first six months 2022, an increase of $17.9 million, or 80.2%. Our net cash provided by operating activities is composed of net income, depreciation, depletion and amortization (“DD&A”), deferred income taxes, stock-based compensation, other non-cash items included in net income and changes in working capital. In the first six months 2023, net cash provided by operating activities was principally composed of $36.8 million net income, $11.8 million DD&A, and $1.6 million stock-based compensation, partially offset by $0.5 million deferred income taxes and a

$9.5 million decrease from changes in operating assets and liabilities. Changes in operating assets and liabilities in the first six months 2023 included an increase of $7.1 million in trade receivables, net, due primarily to increased sales in the second quarter 2023 compared to the fourth quarter 2022, and an increase of $2.8 million in inventories, net, partially offset by a decrease of $0.6 million in prepaid expenses and other current assets. In the first six months 2022, net cash provided by operating activities was principally composed of $18.9 million net income, $10.8 million DD&A, $1.2 million deferred income taxes, $1.3 million stock-based compensation, and a $9.8 million decrease from changes in operating assets and liabilities. Changes in operating assets and liabilities in the first six months 2022 included an increase of $10.0 million in trade receivables, net, due primarily from increased sales in the second quarter 2022 compared to the fourth quarter 2021, an increase of $1.4 million in inventories, net, and a $0.4 million increase in accounts payable and accrued expenses, partially offset by a decrease of $1.0 million in prepaid expenses and other current assets.

We had $15.4 million in capital expenditures in the first six months 2023, compared to $17.1 million in the first six months 2022, which included $5.6 million for the acquisition of Mill Creek. Net cash used in financing activities was $2.3 million in the first six months 2023, compared to $2.2 million in the first six months 2022, consisting primarily of cash dividends paid in each period.

Cash and cash equivalents increased $22.8 million to $156.2 million at June 30, 2023 from $133.4 million at December 31, 2022.

We are not committed to any planned capital expenditures until actual orders are placed for equipment. As of June 30, 2023, we did not have any material commitments for open purchase orders.

At June 30, 2023, our credit agreement with Wells Fargo Bank, N.A. (the “Lender”), as amended as of May 2, 2019 and November 21, 2019, provided for a $75 million revolving credit facility (the “Revolving Facility”) and an incremental four-year accordion feature to borrow up to an additional $50 million on the same terms, subject to approval by the Lender or another lender selected by us. The credit agreement also provided for a $10 million letter of credit sublimit under the Revolving Facility. On August 3, 2023, we entered into a tenth amendment, dated as of August 3, 2023 (the “Amendment”), to our credit agreement with our lender. We entered into the Amendment to extend the final maturity date of the Revolving Facility and any incremental borrowings to August 3, 2028, to renew the accordion feature, and to replace the LIBOR benchmark used in interest rate pricing with SOFR.

Interest rates on the Revolving Facility were, at our option, LIBOR (or a replacement rate as determined by the Lender and the Company) plus a margin of 1.000% to 2.000%, or the Lender’s Prime Rate plus a margin of 0.000% to 1.000%; and a commitment fee range of 0.200% to 0.350% on the undrawn portion of the Revolving Facility. Subsequent to the Amendment, interest rates on the Revolving Facility are, at our option, SOFR, plus a SOFR adjustment of 0.10%, plus a margin of 1.000% to 2.000%, or the Lender’s Prime Rate plus a margin of 0.000% to 1.000%, and a commitment fee range of 0.225% to 0.350% on the undrawn portion of the Revolving Facility. The Revolving Facility interest rate margins and commitment fee are determined quarterly in accordance with a pricing grid based upon our Cash Flow Leverage Ratio, defined as the ratio of our total funded senior indebtedness to earnings before interest, taxes, depreciation, depletion, amortization, and stock-based compensation expense (“EBITDA”) for the 12 months ended on the last day of the most recent calendar quarter, plus pro forma EBITDA from any businesses acquired during the period. Pursuant to a security agreement, dated August 25, 2004, the Revolving Facility is secured by our existing and hereafter acquired tangible assets, intangible assets, and real property. The maturity of the Revolving Facility and any incremental loans can be accelerated if any event of default, as defined under the credit agreement, occurs. Our maximum Cash Flow Leverage Ratio is 3.50 to 1.

We may pay dividends so long as we remain in compliance with the provisions of our credit agreement, and we may purchase, redeem or otherwise acquire shares of our common stock so long as our pro forma Cash Flow Leverage Ratio is less than 3.00 to 1.00 and no default or event of default exists or would exist after giving effect to such stock repurchase.

At June 30, 2023, we had no debt outstanding and no draws on the Revolving Facility other than $0.3 million of letters of credit, which count as draws against the available commitment under the Revolving Facility. We believe that, absent a significant acquisition, cash on hand and cash flows from operations will be sufficient to meet our operating needs, ongoing capital needs, including current and possible future modernization, expansion, and development projects, and liquidity needs and allow us to pay regular quarterly cash dividends for the near future.

Results of Operations.

Revenues in the second quarter 2023 were $74.0 million, compared to $60.5 million in the second quarter 2022, an increase of $13.5 million, or 22.3%. For the first six months 2023, revenues were $140.8 million, compared to $111.4 million in the first six months 2022, an increase of $29.4 million, or 26.4%. Revenues from our lime and limestone operations were $73.7 million in the second quarter 2023, compared to $59.6 million in the second quarter 2022, an increase of $14.1 million, or 23.6%. For the first six months 2023, our lime and limestone revenues were $140.2 million, compared to $109.9 milling in the first six months 2022, an increase of $30.3 million, or 27.6%. The increase in our lime and limestone revenues in the second quarter 2023 resulted from increases in both the average selling prices for our lime and limestone products, and increased sales volumes of our lime and limestone products, principally due to increased demand from our environmental and oil and gas services customers, partially offset by decreased demand from our steel customers. The increase in our lime and limestone revenues in the first six months 2023 resulted from increases in both the average selling prices for our lime and limestone products, and increased sales volumes of our lime and limestone products, principally due to increased demand from our environmental customers, partially offset by decreased demand from our steel and industrial customers.

Gross profit was $27.1 million in the second quarter 2023, compared to $16.5 million in the second quarter 2022, an increase of $10.7 million, or 64.6%. Gross profit from our lime and limestone operations in the second quarter 2023 was $27.1 million, compared to $16.0 million in the second quarter 2022, an increase of $11.1 million, or 69.8%. The increase in lime and limestone gross profit in the second quarter 2023, compared to the second quarter 2022, resulted primarily from the increased revenues discussed above, partially offset by increased production costs, principally from higher energy, parts and supplies, and labor costs.

Gross profit was $51.1 million in the first six months 2023, compared to $30.9 million in the first six months 2022, an increase of $20.2 million, or 65.2%. Gross profit from our lime and limestone operations in the first six months 2023 was $51.2 million, compared to $30.2 million in the first six months 2022, an increase of $21.0 million or 69.6%. The increase in gross profit in the first six months 2023, compared to the first six months 2022, resulted primarily from the increased revenues discussed above, partially offset by our increased production costs.

Selling, general and administrative (“SG&A”) expenses were $4.3 million in the second quarter 2023, compared to $3.8 million in the second quarter 2022, an increase of $0.5 million, or 12.2%. SG&A expenses were $8.5 million in the first six months 2023, compared to $7.5 million in the first six months 2022, an increase of $1.0, or 13.2%. The increases in SG&A expenses in the 2023 periods, compared to the comparable 2022 periods, were primarily due to increased personnel expense.

Interest expense was $64 thousand and $128 thousand in the second quarter and first six months 2023, respectively, compared to $63 thousand and $126 thousand in the comparable 2022 periods. We had no outstanding debt during any of the periods. Interest and other income, net was $1.9 million and $3.5 million in the second quarter and first six months 2023, respectively, compared to $177 thousand and $237 thousand in the comparable 2022 periods. The increases in interest and other income, net during the 2023 periods, compared to the comparable 2022 periods, were due to higher interest rates on higher average balances in our cash and cash equivalents.

Income tax expense was $4.9 million and $9.2 million in the second quarter and first six months 2023, compared to $2.5 million and $4.7 million in the comparable 2022 periods. The increases in income tax expense in 2023 periods, compared to the comparable 2022 periods, were due to the increases in income before taxes.

Our net income was $19.7 million ($3.45 per share diluted) in the second quarter 2023, compared to net income of $10.2 million ($1.80 per share diluted) in the second quarter 2022, an increase of $9.5 million, or 92.5%. For the first six months 2023, our net income was $36.8 million ($6.46 per share diluted), compared to $18.9 million ($3.33 per share diluted) in the first six months 2022, an increase of $17.9 million, or 94.7%.

ITEM 3:     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk.

We could be exposed to changes in interest rates, primarily as a result of floating interest rates on the Revolving Facility. There was no outstanding balance on the Revolving Facility subject to interest rate risk at June 30, 2023. Any future borrowings under the Revolving Facility would be subject to interest rate risk. See Note 7 of Notes to condensed consolidated financial statements.

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

PART II.     OTHER INFORMATION

ITEM 2:     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our Amended and Restated 2001 Long-Term Incentive Plan allows employees and directors to pay the exercise price for stock options and the tax withholding liability upon the lapse of restrictions on restricted stock by payment in cash and/or delivery of shares of common stock.  There were no repurchases in the second quarter 2023 pursuant to these provisions or otherwise.

ITEM 4:    MINE SAFETY DISCLOSURES

Under Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of SEC Regulation S-K, each operator of a coal or other mine is required to include disclosures regarding certain mine safety results in its periodic reports filed with the SEC. The operation of our quarries, underground mine and plants is subject to regulation by the federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977. The required information regarding certain mining safety and health matters, broken down by mining complex, for the quarter ended June 30, 2023 is presented in Exhibit 95.1 to this Report.

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

ITEM 5:    OTHER

The information required by this Item is hereby incorporated by reference from the description of the Amendment set forth in Item 2 of Part I of the Report under the heading “Liquidity and Capital Resources.”

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

UNITED STATES LIME & MINERALS, INC.

August 3, 2023	By:	/s/ Timothy W. Byrne
Timothy W. Byrne
President and Chief Executive Officer
(Principal Executive Officer)

August 3, 2023	By:	/s/ Michael L. Wiedemer
Michael L. Wiedemer
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)