Form 10-Q
period 2023-09-30
UNITED STATES LIME & MINERALS INC
filed 2023-11-02
CIK 82020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: As of October 31, 2023, 5,699,974 shares of common stock, $0.10 par value, were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

(Unaudited)

	September 30,	December 31,
	2023	2022
ASSETS
Current assets
Cash and cash equivalents	$176,305	$133,384
Trade receivables, net	44,061	33,592
Inventories, net	23,778	19,579
Prepaid expenses and other current assets	2,250	3,435
Total current assets	246,394	189,990
Property, plant and equipment	456,530	441,597
Less accumulated depreciation and depletion	(284,469)	(269,627)
Property, plant and equipment, net	172,061	171,970
Operating lease right-of-use assets	5,010	5,372
Other assets, net	590	440
Total assets	$424,055	$367,772
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$8,070	$7,725
Current portion of operating lease liabilities	1,494	1,411
Accrued expenses	6,438	6,401
Total current liabilities	16,002	15,537
Deferred tax liabilities, net	25,263	25,582
Operating lease liabilities, excluding current portion	3,740	4,129
Other liabilities	1,418	1,436
Total liabilities	46,423	46,684
Stockholders’ equity
Common stock	672	671
Additional paid-in capital	37,035	34,528
Retained earnings	396,638	342,504
Less treasury stock, at cost	(56,713)	(56,615)
Total stockholders’ equity	377,632	321,088
Total liabilities and stockholders’ equity	$424,055	$367,772

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
Revenues	$74,878	100.0%	$66,457	100.0%	$215,638	100.0%	$177,858	100.0%
Cost of revenues
Labor and other operating expenses	40,827	54.5%	38,221	57.5%	118,796	55.1%	108,018	60.7%
Depreciation, depletion and amortization	5,896	7.9%	5,646	8.5%	17,564	8.1%	16,302	9.2%
	46,723	62.4%	43,867	66.0%	136,360	63.2%	124,320	69.9%
Gross profit	28,155	37.6%	22,590	34.0%	79,278	36.8%	53,538	30.1%
Selling, general and administrative expenses	4,355	5.8%	3,543	5.3%	12,826	6.0%	11,026	6.2%
Operating profit	23,800	31.8%	19,047	28.7%	66,452	30.8%	42,512	23.9%

Other (income) expense, net	(2,197)	(2.9)%	(514)	(0.8)%	(5,529)	(2.6)%	(625)	(0.4)%
Income before income tax expense	25,997	34.7%	19,561	29.5%	71,981	33.4%	43,137	24.3%
Income tax expense	5,264	7.0%	3,835	5.8%	14,432	6.7%	8,505	4.8%
Net income	$20,733	27.7%	$15,726	23.7%	$57,549	26.7%	$34,632	19.5%
Net income per share of common stock
Basic	$3.64		$2.77		$10.11		$6.11
Diluted	$3.63		$2.77		$10.09		$6.10

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(dollars in thousands)

(Unaudited)

	Common Stock		Additional
	Shares		Paid-In	Retained	Treasury
	Outstanding	Amount	Capital	Earnings	Stock	Total
Balances at December 31, 2022	5,682,079	$671	$34,528	$342,504	$(56,615)	$321,088
Stock options exercised	5,762	1	112	—	—	113
Stock-based compensation	3,124	—	812	—	—	812
Treasury shares purchased	(646)	—	—	—	(98)	(98)
Cash dividends paid	—	—	—	(1,137)	—	(1,137)
Net income	—	—	—	17,104	—	17,104
Balances at March 31, 2023	5,690,319	$672	$35,452	$358,471	$(56,713)	$337,882
Stock-based compensation	3,182	—	796	—	—	796
Cash dividends paid	—	—	—	(1,139)	—	(1,139)
Net income	—	—	—	19,712	—	19,712
Balances at June 30, 2023	5,693,501	$672	$36,248	$377,044	$(56,713)	$357,251
Stock options exercised	3,526	—	—	—	—	—
Stock-based compensation	(27)	—	787	—	—	787
Cash dividends paid	—	—	—	(1,139)	—	(1,139)
Net income	—	—	—	20,733	—	20,733
Balances at September 30, 2023	5,697,000	$672	$37,035	$396,638	$(56,713)	$377,632

	Common Stock		Additional
	Shares		Paid-In	Retained	Treasury
	Outstanding	Amount	Capital	Earnings	Stock	Total
Balances at December 31, 2021	5,666,012	$669	$31,774	$301,611	$(55,848)	$278,206
Stock-based compensation	2,823	—	651	—	—	651
Treasury shares purchased	(712)	—	—	—	(86)	(86)
Cash dividends paid	—	—	—	(1,133)	—	(1,133)
Net income	—	—	—	8,668	—	8,668
Balances at March 31, 2022	5,668,123	$669	$32,425	$309,146	$(55,934)	$286,306
Stock options exercised	2,400	—	120	—	—	120
Stock-based compensation	3,087	—	640	—	—	640
Cash dividends paid	—	—	—	(1,134)	—	(1,134)
Net income	—	—	—	10,238	—	10,238
Balances at June 30, 2022	5,673,610	$669	$33,185	$318,250	$(55,934)	$296,170
Stock-based compensation	(36)	—	641	—	—	641
Cash dividends paid	—	—	—	(1,135)	—	(1,135)
Net income	—	—	—	15,726	—	15,726
Balances at September 30, 2022	5,673,574	$669	$33,826	$332,841	$(55,934)	$311,402

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
OPERATING ACTIVITIES:
Net income	$57,549	$34,632
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	17,783	16,511
Amortization of deferred financing costs	9	2
Deferred income taxes	(319)	2,184
Gain on disposition of property, plant and equipment	(85)	(210)
Stock-based compensation	2,396	1,932
Changes in operating assets and liabilities:
Trade receivables, net	(10,469)	(12,405)
Inventories, net	(4,199)	(2,367)
Prepaid expenses and other current assets	1,185	1,082
Other assets	(159)	10
Accounts payable and accrued expenses	949	2,451
Other liabilities	42	96
Net cash provided by operating activities	64,682	43,918
INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(20,541)	(18,120)
Acquisition of a business, net of cash acquired	—	(5,630)
Proceeds from sale of property, plant and equipment	2,180	504
Net cash used in investing activities	(18,361)	(23,246)
FINANCING ACTIVITIES:
Cash dividends paid	(3,415)	(3,402)
Proceeds from exercise of stock options	113	120
Purchase of treasury shares	(98)	(86)
Net cash used in financing activities	(3,400)	(3,368)
Net increase in cash and cash equivalents	42,921	17,304
Cash and cash equivalents at beginning of period	133,384	105,355
Cash and cash equivalents at end of period	$176,305	$122,659

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by United States Lime & Minerals, Inc. (the “Company”) without independent audit. In the opinion of the Company’s management, all adjustments of a normal and recurring nature necessary to present fairly the financial position, results of operations, and cash flows for the periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2022. The results of operations for the three- and nine-month periods ended September 30, 2023 are not necessarily indicative of operating results for the full year.

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

3. Accounting Policies

Revenue Recognition. The Company recognizes revenue for its lime and limestone operations when (i) a contract with the customer exists and the performance obligations are identified; (ii) the price has been established; and (iii) the performance obligations have been satisfied, which is generally upon shipment. The Company’s returns and allowances are minimal. Revenues include external freight billed to customers with related costs accounted for as fulfillment costs and included in cost of revenues. External freight billed to customers included in 2023 and 2022 revenues was $12.2 million and $12.3 million, for the respective three-month periods ended September 30, and $35.4 million and 34.0 million, for the respective nine-month periods ended September 30, which approximates the amount of external freight included in cost of revenues. Sales taxes billed to customers are not included in revenues. For its natural gas interests, the Company recognizes revenue in the month of production and delivery.

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

4. Reportable Segment

The Company has identified one reportable segment based on the distinctness of the Company’s activities and products: lime and limestone operations. All operations are in the United States. In evaluating the operating results of the Company, management primarily reviews revenues, gross profit, and operating profit from the lime and limestone operations. Operating profit from the Company’s lime and limestone operations includes all of the Company’s selling, general and administrative costs. The Company does not allocate interest and other (income) expense, net. Other identifiable assets include assets related to the Company’s natural gas interests, unallocated corporate assets, and cash items.

Operating results and certain other financial data for the three- and nine-month periods ended September 30, 2023 and 2022 for the Company’s lime and limestone operations segment and other are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenues	2023	2022	2023	2022
Lime and limestone operations	$74,582	$65,699	$214,808	$175,608
Other	296	758	830	2,250
Total revenues	$74,878	$66,457	$215,638	$177,858
Depreciation, depletion and amortization
Lime and limestone operations	$5,763	$5,513	$17,179	$15,882
Other	133	133	385	420
Total depreciation, depletion and amortization	$5,896	$5,646	$17,564	$16,302
Gross profit (loss)
Lime and limestone operations	$28,160	$22,166	$79,339	$52,338
Other	(5)	424	(61)	1,200
Total gross profit	$28,155	$22,590	$79,278	$53,538
Operating profit (loss)
Lime and limestone operations	$23,807	$18,626	$66,523	$41,321
Other	(7)	421	(71)	1,191
Total operating profit	$23,800	$19,047	$66,452	$42,512
Identifiable assets, at period end
Lime and limestone operations	$244,039	$228,797	$244,039	$228,797
Other	180,016	127,083	180,016	127,083
Total identifiable assets	$424,055	$355,880	$424,055	$355,880
Capital expenditures
Lime and limestone operations	$15,090	$6,635	$20,541	$18,120
Other	—	—	—	—
Total capital expenditures	$15,090	$6,635	$20,541	$18,120

5. Income and Dividends Per Share of Common Stock

The following table sets forth the computation of basic and diluted income per common share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income for basic and diluted income per common share	$20,733	$15,726	$57,549	$34,632
Weighted-average shares for basic income per common share	5,696	5,674	5,691	5,671
Effect of dilutive securities:
Employee and director stock options(1)	16	6	14	8
Adjusted weighted-average shares and assumed exercises for diluted income per common share	5,712	5,680	5,705	5,679
Basic net income per common share	$3.64	$2.77	$10.11	$6.11
Diluted net income per common share	$3.63	$2.77	$10.09	$6.10
(1)	Excludes 17 and 14 stock options for the three- and nine-month periods ended September 30, 2022, respectively, as anti-dilutive because the exercise price exceeded the average per share market price for the period. No stock options were excluded for the 2023 periods as anti-dilutive.

The Company paid $0.20 and $0.60 of cash dividends per share of common stock in each of the three- and nine-month periods ended September 30, 2023 and 2022, respectively.

6. Inventories, Net

Inventories are valued principally at the lower of cost, determined using the average cost method, or net realizable value. Costs for raw materials and finished goods include materials, labor, and production overhead. Inventories, net consisted of the following (in thousands):

	September 30,	December 31,
	2023	2022
Lime and limestone inventories:
Raw materials	$7,271	$5,506
Finished goods	3,153	2,951
	10,424	8,457
Service parts inventories	13,354	11,122
	$23,778	$19,579

7. Banking Facilities and Debt

At September 30, 2023, the Company’s credit agreement with Wells Fargo Bank, N.A. (the “Lender”), as amended as of August 3, 2023, provided for a $75 million revolving credit facility (the “Revolving Facility”) and an incremental four-year accordion feature to borrow up to an additional $50 million on the same terms, subject to approval by the Lender or another lender selected by the Company. The credit agreement also provides for a $10 million letter of credit sublimit under the Revolving Facility. The Revolving Facility and any incremental loans mature on August 3, 2028.

Interest rates on the Revolving Facility are, at the Company’s option, SOFR, plus a SOFR adjustment of 0.10%, plus a margin of 1.000% to 2.000%, or the Lender’s Prime Rate, plus a margin of 0.000% to 1.000%, and a commitment fee range of 0.225% to 0.350% on the undrawn portion of the Revolving Facility. The Revolving Facility interest rate margins and commitment fee are determined quarterly in accordance with a pricing grid based upon the Company’s Cash Flow Leverage Ratio, defined as the ratio of the Company’s total funded senior indebtedness to earnings before interest, taxes, depreciation, depletion, amortization, and stock-based compensation expense (“EBITDA”) for the 12 months ended on the last day of the most recent calendar quarter, plus pro forma EBITDA from any businesses acquired during the period. Pursuant to a security agreement, dated August 25, 2004, the Revolving Facility is secured by the Company’s existing and hereafter acquired tangible assets, intangible assets, and real property. The maturity of the Revolving Facility and any incremental loans can be accelerated if any event of default, as defined under the credit agreement, occurs. The Company’s maximum Cash Flow Leverage Ratio is 3.50 to 1.

The Company may pay dividends so long as it remains in compliance with the provisions of the Company’s credit agreement, and it may purchase, redeem, or otherwise acquire shares of its common stock so long as its pro forma Cash Flow Leverage Ratio is less than 3.00 to 1.00 and no default or event of default exists or would exist after giving effect to such stock repurchase.

As of September 30, 2023, the Company had no debt outstanding and no draws on the Revolving Facility other than $0.3 million of letters of credit, which count as draws against the available commitment under the Revolving Facility.

8. Leases

The Company has operating leases for the use of equipment, corporate office space, and some of its terminal and distribution facilities. The leases have remaining lease terms of 0 to 6 years, with a weighted-average remaining lease term of 4 and 3 years at September 30, 2023 and December 31, 2022, respectively. Some operating leases include options to extend the leases for up to 5 years and are only considered in the lease terms if the Company is reasonably certain it will exercise the option to extend.

The components of lease costs for the three and nine months ended September 30, 2023 and 2022 were as follows (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
	Classification	2023	2022	2023	2022
Operating lease costs(1)	Cost of revenues	$823	$606	$2,400	$1,746
Operating lease costs(1)	Selling, general and administrative expenses	51	70	131	210
Rental revenues	Revenues	(129)	(133)	(357)	(310)
Rental revenues	Other (income) expense, net	(23)	(10)	(59)	(52)
Net operating lease costs		$722	$533	$2,115	$1,594
(1)	Includes the costs of leases with a term of one year or less.

As of September 30, 2023, future minimum payments under operating leases that were either non-cancelable or subject to significant penalty upon cancellation, including future minimum payments under renewal options that the Company is reasonably certain to exercise, were as follows (in thousands):

2023 (excluding the nine months ended September 30, 2023)	$412
2024	1,579
2025	1,290
2026	1,193
2027	779
Thereafter	267
Total future minimum lease payments	5,520
Less imputed interest	(285)
Present value of lease liabilities	$5,235

Supplemental cash flow information pertaining to the Company’s leasing activity for the nine months ended September 30, 2023 and 2022 is as follows (in thousands):

	Nine Months Ended September 30,
	2023	2022
Cash payments for lease liabilities included in operating cash flows	$1,227	$1,065
Right-of-use assets obtained in exchange for operating lease obligations	$511	$1,767

9. Income Taxes

The Company has estimated that its effective income tax rate for 2023 will be 20.0%. The primary reason for the effective income tax rate being below the federal statutory rate is due to statutory depletion, which is allowed for income tax purposes and is a permanent difference between net income for financial reporting purposes and taxable income.

10. Dividends

On September 15, 2023, the Company paid $1.1 million in cash dividends, based on a dividend rate of $0.20 per share of its common stock, to shareholders of record at the close of business on August 25, 2023. On June 16, 2023, the Company paid $1.1 million in cash dividends, based on a dividend rate of $0.20 per share of its common stock, to shareholders of record at the close of business on May 26, 2023. On March 17, 2023, the Company paid $1.1 million in cash dividends, based on a dividend of $0.20 per share of its common stock, to shareholders of record at the close of business on February 24, 2023.

11. Subsequent Event

On October 31, 2023, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.20 per share on the Company’s common stock. This dividend is payable on December 15, 2023, to shareholders of record at the close of business on November 24, 2023.

ITEM 2:     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements. Any statements contained in this Report that are not statements of historical fact are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements in this Report, including without limitation statements relating to the Company’s plans, strategies, objectives, expectations, intentions, and adequacy of resources, are identified by such words as “will,” “could,” “should,” “would,” “believe,” “possible,” “potential,” “expect,” “intend,” “plan,” “schedule,” “estimate,” “anticipate,” and “project.” The Company undertakes no obligation to publicly update or revise any forward-looking statements. The Company cautions that forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from expectations, including without limitation the following: (i) the Company’s plans, strategies, objectives, expectations, and intentions are subject to change at any time at the Company’s discretion; (ii) the Company’s plans and results of operations will be affected by its ability to maintain and increase its revenues and manage its growth; (iii) the Company’s ability to meet short-term and long-term liquidity demands, including meeting the Company’s operating and capital needs, including possible acquisitions and paying dividends, and conditions in the credit and equity markets, including the ability of the Company’s customers to meet their obligations; (iv) interruptions to operations and increased costs at the Company’s facilities resulting from changes in mining methods or conditions, variability of chemical or physical properties of the Company’s limestone and its impact on process equipment and product quality, inclement weather conditions, including more severe and frequent weather events resulting from climate change, natural disasters, accidents, IT systems failures or disruptions, including due to cybersecurity incidents or ransomware attacks, utility disruptions, supply chain delays and disruptions, labor shortages, disputes, and disruptions, or regulatory requirements; (v) volatile coal, petroleum coke, diesel, natural gas, electricity, and transportation costs and the consistent availability of trucks, truck drivers, and rail cars to deliver the Company’s products to its customers and solid fuels to its plants on a timely basis at competitive prices, including the impact of new or proposed additional rail regulations; (vi) the Company’s ability to expand its lime and limestone operations through projects and acquisitions of businesses with related or similar operations and the Company’s ability to obtain any required financing for such projects and acquisitions, to integrate the projects and acquisitions into the Company’s overall operations, and to sell any resulting increased production at acceptable prices; (vii) inadequate demand and/or prices for the Company’s lime and limestone products due to increased competition from competitors, increasing competition for certain customer accounts, conditions in the U.S. economy, recessionary concerns and pressures in, and the impact of government policies and/or borrowing rates on, particular industries, including oil and gas services, utility plants, steel, construction, and industrial, effects of governmental fiscal and budgetary constraints, including the level and pace of highway construction and infrastructure funding, changes to tax laws, legislative impasses, governmental shutdowns, trade wars, tariffs, international incidents, including conflicts in Ukraine and the Middle East, oil cartel production and supply actions, sanctions, economic and regulatory uncertainties under state governments and the United States Administration and Congress, inflation, Federal Reserve responses to inflationary concerns, including increased interest rates, and inability to continue to maintain or increase prices for the Company’s products, including passing through the increased costs of energy, parts and supplies, labor, transportation, and services; (viii) ongoing and possible new regulations, investigations, enforcement actions and costs, legal expenses, penalties, fines, assessments, litigation, judgments and settlements, taxes, and disruptions and limitations of operations, including those related to climate change, health and safety, human capital, diversity, and other environmental, social, governance, and sustainability considerations, and those that could impact the Company’s ability to continue or renew its operating permits or successfully secure new permits in connection with its modernization and expansion and development projects and acquisitions; (ix) estimates of reserves and remaining lives of reserves; (x) the impact of future potential global pandemics and governmental responses thereto, including decreased demand, lower prices, tightened labor and other markets, supply chain delays and disruptions, and increased costs, and the risk of non-compliance with health and safety protocols, social distancing and mask guidelines, and vaccination mandates, on the Company’s financial condition, results of operations, cash flows, and competitive position; (xi) the impact of social or political unrest; (xii) risks relating to mine safety and reclamation and remediation; and (xiii) other risks and uncertainties set forth in this Report or indicated from time to time in the Company’s filings with the Securities and Exchange Commission (the “SEC”), including the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

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

On February 9, 2022, we acquired 100% of the equity interest of Mill Creek, a dolomite mining and production company located in Mill Creek, Oklahoma, for $5.6 million cash. Mill Creek contributed $1.2 million and $1.3 million to our revenues for the three months ended September 30, 2023 and 2022, respectively, and $3.5 million and $3.1 million to our revenues for the nine months ended September 30, 2023 and 2022, respectively.

In November 2022, we received objective evidence that a majority of the bargaining unit employees at our Arkansas facilities no longer supported union representation, and, accordingly, we withdrew recognition of the union. In June 2023, as part of a settlement with the National Labors Relations Board, we reinstated recognition of the union and are negotiating a new collective bargaining agreement with the union representing our Arkansas employees.

Our revenues increased 12.7% and 21.2% in the third quarter and first nine months 2023, respectively, compared to the third quarter and first nine months 2022. Revenues from our lime and limestone operations increased 13.5% in the third quarter 2023, compared to the third quarter 2022, due to a 17.5% increase in the average selling prices for our lime and limestone products, partially offset by a 4.0% decrease in sales volumes of our lime and limestone products, principally due to decreased demand from our construction, steel, and industrial customers, partially offset by increased demand from our environmental and roofing customers. Revenues from our lime and limestone operations increased 22.3% in the first nine months 2023, compared to the first nine months 2022, due to a 22.3% increase in the average selling prices for our lime and limestone products. Our sales volumes of lime and limestone products were essentially flat for the first nine months 2023, compared to the first nine months 2022, principally due to increased demand from our environmental and oil and gas services customers, offset by decreased demand from our steel, industrial, and construction customers. Looking ahead, we anticipate continued weak demand in some of our key markets as everyone deals with the impact of continuing inflation, higher interest rates, and increasingly uncertain geo-political situations.

Our gross profit increased 24.6% and 48.1% in the third quarter and first nine months 2023, respectively, compared to the third quarter and first nine months 2022. Gross profit from our lime and limestone operations increased 27.0% and 51.6% in the third quarter and first nine months 2023, respectively, compared to the third quarter and first nine months 2022. The increases in gross profit in the periods resulted primarily from the increased revenues discussed above, partially offset by increased production costs, principally from higher energy, parts and supplies, and labor costs.

Liquidity and Capital Resources.

Net cash provided by operating activities was $64.7 million in the first nine months 2023, compared to $43.9 million in the first nine months 2022, an increase of $20.8 million, or 47.3%. Our net cash provided by operating activities is composed of net income, depreciation, depletion and amortization (“DD&A”), deferred income taxes, stock-based compensation, other non-cash items included in net income and changes in working capital. In the first nine months 2023, net cash provided by operating activities was principally composed of $57.5 million net income, $17.8 million DD&A, and $2.4 million stock-based compensation, partially offset by $0.3 million deferred income taxes and a $12.6 million decrease from changes in operating assets and liabilities. Changes in operating assets and liabilities in the first nine months 2023 included an increase of $10.5 million in trade receivables, net, due primarily to increased sales in the third quarter 2023 compared to the fourth quarter 2022, and an increase of $4.2 million in inventories, net, partially offset by a decrease of $1.2 million in prepaid expenses and other current assets and an increase of $0.9 in accounts payable and accrued expenses. In the first nine months 2022, net cash provided by operating activities was principally composed of $34.6 million net income, $16.5 million DD&A, $2.2 million deferred income taxes, $1.9 million stock-based compensation, and a $11.1 million decrease from changes in operating assets and liabilities. Changes in operating assets and liabilities in the first nine months 2022 included an increase of $12.4 million in trade receivables, net, due primarily from increased sales in the third quarter 2022 compared to the fourth quarter 2021, an increase of $2.4 million in inventories, net, partially offset by a decrease of $1.1 million in prepaid expenses and other current assets and a $2.5 million increase in accounts payable and accrued expenses.

We had $20.5 million in capital expenditures in the first nine months 2023, compared to $23.8 million in the first nine months 2022, which included $5.6 million for the acquisition of Mill Creek. Net cash used in financing activities was $3.4 million in each of the first nine months 2023 and 2022, consisting primarily of cash dividends paid in each period.

Cash and cash equivalents increased $42.9 million to $176.3 million at September 30, 2023 from $133.4 million at December 31, 2022.

We are not committed to any planned capital expenditures until actual orders are placed for equipment. As of September 30, 2023, we did not have any material commitments for open purchase orders.

At September 30, 2023, our credit agreement with Wells Fargo Bank, N.A. (the “Lender”), as amended as of August 3, 2023, provides for a $75 million revolving credit facility (the “Revolving Facility”) and an incremental four-year accordion feature to borrow up to an additional $50 million on the same terms, subject to approval by the Lender or another lender selected by us. The credit agreement also provided for a $10 million letter of credit sublimit under the Revolving Facility. The Revolving Facility and any incremental loans mature on August 3, 2028.

Interest rates on the Revolving Facility are, at our option, SOFR, plus a SOFR adjustment rate of 0.10%, plus a margin of 1.000% to 2.000%, or the Lender’s Prime Rate, plus a margin of 0.000% to 1.000%, and a commitment fee range of 0.225% to 0.350% on the undrawn portion of the Revolving Facility. The Revolving Facility interest rate margins and commitment fee are determined quarterly in accordance with a pricing grid based upon our Cash Flow Leverage Ratio, defined as the ratio of our total funded senior indebtedness to earnings before interest, taxes, depreciation, depletion, amortization, and stock-based compensation expense (“EBITDA”) for the 12 months ended on the last day of the most recent calendar quarter, plus pro forma EBITDA from any businesses acquired during the period. Pursuant to a security agreement, dated August 25, 2004, the Revolving Facility is secured by our existing and hereafter acquired tangible assets, intangible assets, and real property. The maturity of the Revolving Facility and any incremental loans can be accelerated if any event of default, as defined under the credit agreement, occurs. Our maximum Cash Flow Leverage Ratio is 3.50 to 1.

We may pay dividends so long as we remain in compliance with the provisions of our credit agreement, and we may purchase, redeem or otherwise acquire shares of our common stock so long as our pro forma Cash Flow Leverage Ratio is less than 3.00 to 1.00 and no default or event of default exists or would exist after giving effect to such stock repurchase.

At September 30, 2023, we had no debt outstanding and no draws on the Revolving Facility other than $0.3 million of letters of credit, which count as draws against the available commitment under the Revolving Facility. We believe that, absent a significant acquisition, cash on hand and cash flows from operations will be sufficient to meet our operating needs, ongoing capital needs, including current and possible future modernization, expansion, and development projects, and liquidity needs and allow us to pay regular quarterly cash dividends for the near future.

Results of Operations.

Revenues in the third quarter 2023 were $74.9 million, compared to $66.5 million in the third quarter 2022, an increase of $8.4 million, or 12.7%. For the first nine months 2023, revenues were $215.6 million, compared to $177.9 million in the first nine months 2022, an increase of $37.8 million, or 21.2%. Revenues from our lime and limestone operations were $74.6 million in the third quarter 2023, compared to $65.7 million in the third quarter 2022, an increase of $8.9 million, or 13.5%. For the first nine months 2023, our lime and limestone revenues were $214.8 million, compared to $175.6 million in the first nine months 2022, an increase of $39.2 million, or 22.3%. The increase in our lime and limestone revenues in the third quarter 2023 resulted from the increases in the average selling prices for our lime and limestone products, partially offset by the decreased sales volumes of our lime and limestone products, principally due to decreased demand from our construction, steel, and industrial customers, partially offset by increased demand from our environmental and roofing customers. The increase in our lime and limestone revenues in the first nine months 2023 resulted from increases in the average selling prices for our lime and limestone products. Sales volumes of our lime and limestone products were essentially flat for the first nine months 2023, compared to the first nine months 2022, principally due to increased demand from our environmental and oil and gas services customers, offset by decreased demand from our steel, industrial, and construction customers.

Gross profit was $28.2 million in the third quarter 2023, compared to $22.6 million in the third quarter 2022, an increase of $5.6 million, or 24.6%. Gross profit from our lime and limestone operations in the third quarter 2023 was $28.2 million, compared to $22.2 million in the third quarter 2022, an increase of $6.0 million, or 27.0%. The increase in lime and limestone gross profit in the third quarter 2023, compared to the third quarter 2022, resulted primarily from the increased revenues discussed above, partially offset by increased production costs, principally from higher energy, parts and supplies, and labor costs.

Gross profit was $79.3 million in the first nine months 2023, compared to $53.5 million in the first nine months 2022, an increase of $25.7 million, or 48.1%. Gross profit from our lime and limestone operations in the first nine months 2023 was $79.3 million, compared to $52.3 million in the first nine months 2022, an increase of $27.0 million, or 51.6%. The increase in gross profit in the first nine months 2023, compared to the first nine months 2022, resulted primarily from the increased revenues discussed above, partially offset by the increased production costs.

Selling, general and administrative (“SG&A”) expenses were $4.4 million in the third quarter 2023, compared to $3.5 million in the third quarter 2022, an increase of $0.8 million, or 22.9%. SG&A expenses were $12.8 million in the first nine months 2023, compared to $11.0 million in the first nine months 2022, an increase of $1.8 million, or 16.3%. The increases in SG&A expenses in the 2023 periods, compared to the comparable 2022 periods, were primarily due to increased personnel expense.

We had no outstanding debt during any of the periods. Other (income) expense, net was $2.2 million and $5.5 million in the third quarter and first nine months 2023, respectively, compared to $0.5 million and $0.6 million in the comparable 2022 periods. The increases of $1.7 million and $4.9 million in income, respectively, in other (income) expense, net during the 2023 periods, compared to the comparable 2022 periods, were primarily due to higher interest rates on higher average balances in our cash and cash equivalents.

Income tax expense was $5.3 million and $14.4 million in the third quarter and first nine months 2023, compared to $3.8 million and $8.5 million in the comparable 2022 periods. The increases in income tax expense in 2023 periods, compared to the comparable 2022 periods, were due to the increases in income before taxes.

Our net income was $20.7 million ($3.63 per share diluted) in the third quarter 2023, compared to net income of $15.7 million ($2.77 per share diluted) in the third quarter 2022, an increase of $5.0 million, or 31.8%. For the first nine months 2023, our net income was $57.5 million ($10.09 per share diluted), compared to $34.6 million ($6.10 per share diluted) in the first nine months 2022, an increase of $22.9 million, or 66.2%.

ITEM 3:     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk.

We could be exposed to changes in interest rates, primarily as a result of floating interest rates on the Revolving Facility. There was no outstanding balance on the Revolving Facility subject to interest rate risk at September 30, 2023. Any future borrowings under the Revolving Facility would be subject to interest rate risk. See Note 7 of Notes to condensed consolidated financial statements.

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

PART II.     OTHER INFORMATION

ITEM 2:     UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASE OF EQUITY SECURITES

Our Amended and Restated 2001 Long-Term Incentive Plan allows employees and directors to pay the exercise price for stock options and the tax withholding liability upon the lapse of restrictions on restricted stock by payment in cash and/or delivery of shares of common stock.  There were no repurchases in the third quarter 2023 pursuant to these provisions or otherwise.

ITEM 4:    MINE SAFETY DISCLOSURES

Under Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of SEC Regulation S-K, each operator of a coal or other mine is required to include disclosures regarding certain mine safety results in its periodic reports filed with the SEC. The operation of our quarries, underground mine and plants is subject to regulation by the federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977. The required information regarding certain mining safety and health matters, broken down by mining complex, for the quarter ended September 30, 2023 is presented in Exhibit 95.1 to this Report.

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

10.1

Tenth Amendment to the Credit Agreement, dated as of August 3, 2023, among United States Lime & Minerals, Inc., each lender from time to time a party thereto, and Wells Fargo, N.A., as administrative agent.

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

UNITED STATES LIME & MINERALS, INC.

November 2, 2023	By:	/s/ Timothy W. Byrne
Timothy W. Byrne
President and Chief Executive Officer
(Principal Executive Officer)

November 2, 2023	By:	/s/ Michael L. Wiedemer
Michael L. Wiedemer
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)