Form 10-K
period 2023-12-31
UNITED STATES LIME & MINERALS INC
filed 2024-02-29
CIK 82020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

The aggregate market value of Common Stock held by non-affiliates computed as of the last business day of the Registrant’s quarter ended June 30, 2023: $434,073,420.

Number of shares of Common Stock outstanding as of February 27, 2024: 5,709,224.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the Registrant’s definitive Proxy Statement to be filed for its 2024 Annual Meeting of Shareholders. Part IV incorporates certain exhibits by reference from the Registrant’s previous filings.

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

Lime and Limestone Operations.

Business and Products. The Company, through its Lime and Limestone Operations, is a manufacturer of lime and limestone products, supplying primarily the construction (including highway, road, and building contractors), industrial (including paper and glass manufacturers), metals (including steel producers), environmental (including municipal sanitation and water treatment facilities and flue gas treatment processes), roof shingle manufacturers, oil and gas services, and agriculture (including poultry producers) industries. The Company is headquartered in Dallas, Texas and operates lime and limestone plants and distribution facilities in Arkansas, Colorado, Louisiana, Missouri, Oklahoma and Texas through its wholly owned subsidiaries, Arkansas Lime Company, ART Quarry TRS LLC (DBA Carthage Crushed Limestone), Colorado Lime Company, Mill Creek Dolomite, LLC, Texas Lime Company, U.S. Lime Company, U.S. Lime Company-Shreveport, U.S. Lime Company-St. Clair and U.S. Lime Company-Transportation.

The Company produces high-quality limestone from its open-pit quarries and underground mines that it sells as crushed limestone or processes further to produce several higher-value lime and limestone products, including pulverized limestone (“PLS”), quicklime, hydrated lime, and lime slurry. PLS (also referred to as ground calcium carbonate) is produced by applying heat to dry the limestone, which is then ground to granular and finer sizes. Quicklime (calcium oxide) is produced by heating limestone to very high temperatures in kilns in a process called calcination. Hydrated lime (calcium hydroxide) is produced by reacting quicklime with water in a controlled process. Lime slurry (milk of lime) is a suspended solution of calcium hydroxide produced by mixing quicklime with water in a lime slaker.

Crushed limestone is used primarily in construction aggregates. PLS is used in the production of construction materials, such as roof shingles and asphalt paving, as an additive to agriculture feeds, in the production of glass, as an agricultural soil enhancement, in flue gas treatment for utilities and other industries requiring scrubbing of emissions for environmental purposes and for mine safety dust in coal mining operations. Quicklime is used primarily in metal processing, in flue gas treatment, in soil stabilization for highway, road, and building construction, as well as for oilfield roads and drill sites, in the manufacturing of paper products, and in municipal sanitation and water treatment facilities. Hydrated lime is used primarily in municipal sanitation and water treatment facilities, in soil stabilization for highway, road, and building construction, in flue gas treatment, in asphalt as an anti-stripping agent, as a conditioning agent for oil and gas drilling mud, and in the production of chemicals. Lime slurry is used primarily in soil stabilization for highway, road and building construction.

Product Sales. In 2023, the Company sold almost all of its lime and limestone products in the states of Arkansas, Arizona, Colorado, Illinois, Iowa, Kansas, Louisiana, Mississippi, Missouri, Oklahoma, Tennessee, and Texas. Sales were made primarily by the Company’s ten sales employees who call on current and potential customers and solicit orders, which are generally made on a purchase-order basis. The Company also receives orders in response to bids that it prepares and submits to current and potential customers.

Principal customers for the Company’s lime and limestone products are construction customers (including highway, road, and building contractors), industrial customers (including paper manufacturers and glass manufacturers), metals producers (including steel producers), environmental customers (including municipal sanitation and water treatment facilities and flue gas treatment processes), roof shingle manufacturers, oil and gas services companies, and poultry producers.

Approximately 650 customers accounted for the Company’s sales of lime and limestone products during 2023. No single customer accounted for more than 10% of such sales. The Company is generally not subject to significant customer demand and credit risks as its customers are considerably diversified within its geographic region and by industry concentration. However, given the nature of the lime and limestone industry, the Company’s profits are very sensitive to changes in sales volumes, prices, and costs.

Lime and limestone products are transported by truck and rail to customers generally within a radius of 400 miles of each of the Company’s plants. All of the Company’s 2023 sales were made within the United States.

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

Limestone Mineral Resources and Reserves. The Company’s limestone mineral resources and reserves contain at least 96% calcium carbonate (CaCO3). The Company has four subsidiaries that extract limestone from open-pit quarries: Texas Lime Company (“Texas Lime”), which operates the Texas Lime Quarry and is located near Cleburne, Texas; Arkansas Lime Company (“Arkansas Lime”), which operates the Batesville Quarry and is located near Batesville, Arkansas; ACT Holdings, Inc. (“ACT”), which owns the Love Hollow Quarry and is located near Cushman, Arkansas; and Mill Creek Dolomite, LLC (“Mill Creek”), acquired by the Company in February 2022, which operates the Mill Creek Quarry and is located near Mill Creek, Oklahoma. U.S. Lime Company-St. Clair (“St. Clair”) extracts limestone from the St. Clair Mine, an underground mine located near Marble City, Oklahoma. Carthage Crushed Limestone (“Carthage”) extracts limestone from the Carthage Mine, an underground mine located in Carthage, Missouri. Colorado Lime Company (“Colorado Lime”) owns property containing limestone deposits at Monarch Pass, Colorado. Existing crushed limestone stockpiles on the property are being used to provide feedstock to the Company’s plant in Delta, Colorado. Access to all properties is provided by paved roads and, in the case of Arkansas Lime, St. Clair, Carthage, and Mill Creek, also by rail.

The following table shows annual mined tons of limestone (in thousands) at the Company’s mining properties for the years ended December 31, 2023, 2022, and 2021:

	Tons Mined
	(in thousands of tons)
Mine/Location	2023	2022	2021
Texas Lime Quarry	1,575	1,610	1,421
Batesville Quarry	785	1,017	898
Love Hollow Quarry	266	57	-
St. Clair Mine	477	533	414
Carthage Mine	625	645	687
Mill Creek Quarry(1)	169	162	N/A
Total Production	3,897	4,024	3,420

(1) The Company acquired Mill Creek in February 2022. Tons mined only include production subsequent to the acquisition.

The Company engaged SYB Group, LLC (“SYB”) to serve as the Qualified Person (“QP”) to prepare estimates of the Company’s limestone mineral resources and reserves, as of December 31, 2021, at its quarries and mines at Texas Lime, Batesville, Love Hollow, and St. Clair (collectively, the “Material Properties”) and provide Technical Report

Summaries (“TRSs”) to file as Exhibits 96.1-96.4 to its Report on its Form 10-K for the year ended December 31, 2021. The QP was not retained to prepare estimates at Carthage, Mill Creek, or Colorado because the Company had not completed a drilling program sufficient to enable the QP to prepare estimates of the limestone mineral resources and reserves at those properties.

During 2023, the Company engaged SYB to update its TRSs for the Material Properties as of December 31, 2023, primarily to update economic assumptions, including costs and recovery rates, and extend the point of reference to include the respective crushing circuits at each site. The Company has not conducted a drilling program on any of the Material Properties subsequent to the effective date of the 2021 TRSs. Updated resources and reserves have been calculated using a $12.70 per ton price assumption for crushed limestone based on the U.S. Geological Survey Mineral Commodity Summaries 2023. Updates to the TRSs did not have a material effect on any of the Company’s mineral resources or reserves.

Summaries of the Company’s total limestone mineral resources and reserves for all Material Properties as of December 31, 2023 and 2022 are shown below. The terms Mineral Resource, Measured Resources, Indicated Resources, Mineral Reserves, Proven Reserves, and Probable Reserves are defined in accordance with SEC Regulation S-K subpart 229.1300 governing disclosures by registrants engaged in mining operations. Limestone mineral resources are presented exclusive of limestone mineral reserves. Limestone mineral resources as of December 31, 2022, have been recast from the prior year presentation to present as exclusive of limestone mineral reserves in order to conform to the current year presentation.

Summary of Total Limestone Mineral Resources - Exclusive of Mineral Reserves - as of December 31, 2023, Based on $12.70 per Ton (in thousands of tons)
Measured Resources (tons)	Cutoff Grade	Indicated Resources (tons)	Cutoff Grade	Measured + Indicated Resources (tons)	Cutoff Grade
18,193	Above 96.0% (CaCO3)	137,986	Above 96.0% (CaCO3)	156,179	Above 96.0% (CaCO3)

Summary of Total Limestone Mineral Resources - Exclusive of Mineral Reserves - as of December 31, 2022, Based on $12.70 per Ton (in thousands of tons)
Measured Resources (tons)	Cutoff Grade	Indicated Resources (tons)	Cutoff Grade	Measured + Indicated Resources (tons)	Cutoff Grade
18,193	Above 96.0% (CaCO3)	137,986	Above 96.0% (CaCO3)	156,179	Above 96.0% (CaCO3)

Summary of Total Limestone Mineral Reserves as of December 31, 2023, Based on $12.70 per Ton (in thousands of tons)
Proven Reserves (tons)	Cutoff Grade	Probable Reserves (tons)	Cutoff Grade	Total Mineral Reserves (tons)	Cutoff Grade
157,863	Above 96.0% (CaCO3)	72,037	Above 96.0% (CaCO3)	229,900	Above 96.0% (CaCO3)

Summary of Total Limestone Mineral Reserves as of December 31, 2022, Based on $12.70 per Ton (in thousands of tons)
Proven Reserves (tons)	Cutoff Grade	Probable Reserves (tons)	Cutoff Grade	Total Mineral Reserves (tons)	Cutoff Grade
161,071	Above 96.0% (CaCO3)	72,037	Above 96.0% (CaCO3)	233,108	Above 96.0% (CaCO3)

Set forth below is a description of each of the Company’s limestone mining properties. The Company considers the four mining properties associated with Texas Lime, Batesville, Love Hollow, and St. Clair to be material for purposes of application of SEC Regulation S-K subpart 229.1300. Included in the description of each of these four Material Properties are disclosures with respect to such property’s limestone mineral resources and reserves. For additional information with respect to the Material Properties, see the TRSs prepared by SYB, updated as of December 31, 2023, in Exhibits 96.1-96.4 to this Report on Form 10-K.

Texas Lime owns the Texas Lime Quarry and has crushed limestone, PLS, quicklime, and hydrated lime production facilities, located on approximately 5,200 acres of land in Johnson County, Texas that contains known high-quality limestone mineral resources in a bed averaging 25 to 35 feet in thickness. As of December 31, 2023, the total net book value of the Texas Lime Quarry was $13.8 million. As of December 31, 2023, the Texas Lime Quarry had 60.0 million tons of proven limestone mineral reserves and 47.5 million tons of probable limestone mineral reserves. Based on the current level of production and recovery rates, the Company estimates that these reserves are sufficient to sustain its limestone operations for approximately 65  years.

The following is a map of the Texas Lime Quarry location:

Note:
Regional Map
Source: Texas Highway Department
TLC Ops.
40
27
44
635
345
30
820
20
35W
35
35E
45
10
410
610
37
TX Hwy 67
Dallas TX
64 Miles
Park Rd. 21
Mine
TLC Ops.
N
One Mile
SYB Group 2021
32.28
32.26
32.24
32.22
-97.62
-97.6
-97.58
-97.56
-97.54
-97.52
-97.5
Source: USGS Topo.
& Texas Hwy. Depart.
Map Coordinates = Decimal Degrees WGS84
Blue = TLC Property Boundary
Red = Plant Site

The tables below summarize the limestone mineral resources and reserves at the Texas Lime Quarry as of December 31, 2023 and 2022:

Texas Lime Quarry - Summary of Limestone Mineral Resources - Exclusive of Mineral Reserves (in thousands of tons)
as of December 31, 2023				as of December 31, 2022
Resource Category	Resources (tons)	Cutoff Grade	Processing Recovery	Resources (tons)	Cutoff Grade	Processing Recovery
Measured Mineral Resources	-	96.0(CaCO3)	N/A	-	96.0(CaCO3)	N/A
Indicated Mineral Resources	-	-	N/A	-	-	N/A
Total Measured + Indicated Resources	-	96.0(CaCO3)	N/A	-	96.0(CaCO3)	N/A

Texas Lime Quarry - Summary of Limestone Mineral Reserves (in thousands of tons)
as of December 31, 2023				as of December 31, 2022
Resource Category	Reserves (tons)	Cutoff Grade	Mining Recovery	Reserves (tons)	Cutoff Grade	Mining Recovery
Proven Reserves	59,989	96.0(CaCO3)	95%	61,564	96.0(CaCO3)	95%
Probable Reserves	47,532	96.0(CaCO3)	95%	47,532	96.0(CaCO3)	95%
Total Mineral Reserves	107,521	96.0(CaCO3)	95%	109,096	96.0(CaCO3)	95%

Arkansas Lime owns the Batesville Quarry and has crushed limestone, PLS, quicklime, and hydrated lime production facilities, located on approximately 1,260 acres of land located in Independence County, Arkansas that contains known high-quality limestone mineral resources in a bed averaging 60 feet in thickness. As of December 31, 2023, the Batesville Quarry had a net book value of $4.1 million. As of December 31, 2023, the Batesville Quarry had 8.2 million tons of indicated limestone mineral resources, 7.4 million tons of proven limestone mineral reserves, and 3.5 million tons of probable limestone mineral reserves. Based on forecasted production levels and recovery rates, the Company estimates that these reserves are sufficient to sustain its limestone operations for approximately 20 years.

The following is a map of the Batesville Quarry location:

The tables below summarize the limestone mineral resources and reserves at the Batesville Quarry as of December 31, 2023 and 2022:

Batesville Quarry - Summary of Limestone Mineral Resources - Exclusive of Mineral Reserves (in thousands of tons)
as of December 31, 2023				as of December 31, 2022
Resource Category	Resources (tons)	Cutoff Grade	Processing Recovery	Resources (tons)	Cutoff Grade	Processing Recovery
Measured Mineral Resources	-	96.0(CaCO3)	N/A	-	96.0(CaCO3)	N/A
Indicated Mineral Resources	8,239	96.0(CaCO3)	N/A	8,239	96.0(CaCO3)	N/A
Total Measured + Indicated Resources	8,239	96.0(CaCO3)	N/A	8,239	96.0(CaCO3)	N/A

Batesville Quarry - Summary of Limestone Mineral Reserves (in thousands of tons)
as of December 31, 2023				as of December 31, 2022
Resource Category	Reserves (tons)	Cutoff Grade	Mining Recovery(1)	Reserves (tons)	Cutoff Grade	Mining Recovery(1)
Proven Reserves	7,407	96.0(CaCO3)	82%/75%	8,192	96.0(CaCO3)	82%/75%
Probable Reserves	3,458	96.0(CaCO3)	82%/75%	3,458	96.0(CaCO3)	82%/75%
Total Mineral Reserves	10,865	96.0(CaCO3)	82%/75%	11,650	96.0(CaCO3)	82%/75%

(1) Mining recovery is listed as open-pit/underground recovery.

In 2005, the Company acquired the Love Hollow Quarry, which is owned by ACT and associated with Arkansas Lime, located on approximately 2,500 acres of land in Izard County, Arkansas. In 2022, the Company improved and developed the transportation infrastructure between the Love Hollow Quarry and Arkansas Lime’s production facilities, incurred other development costs to prepare the Love Hollow Quarry for mining, and began sourcing a portion of the Arkansas Lime plant’s limestone requirements from the Love Hollow Quarry. As of December 31, 2023, the Love Hollow Quarry had a net book value of $4.9 million. As of December 31, 2023, the Love Hollow Quarry had 10.4 million tons of measured limestone mineral resources, 68.2 million tons of proven limestone mineral reserves, and 21.0 million tons of probable limestone mineral reserves. Based on forecasted production levels and recovery rates, the Company estimates that these reserves are sufficient to sustain its limestone operations for approximately 80 years

The following is a map of the Love Hollow Quarry:

LITTLE ROCK

Note:
Regional Map
Source: Arkansas Highway Department

570000
565000
560000
555000
550000
1340000
1345000
1350000
1355000
1360000
1365000
1370000
1375000
1380000
1385000
1390000
To Arkansas Lime Plant
County Roads
Cushman, Arkansas
State Highway 69
One Mile
N

Map Legend

Source USGS Topographic Map
Scale: 1" = 7000'
Coordinates: State Plane North American Datum 83 Feet
Black Outline: ACT Property
Red Outline: Mine and Crusher Circuit
Orange Line: Railroad and Rail Spur

The tables below summarize the limestone mineral resources and reserves at the Love Hollow Quarry as of December 31, 2023 and 2022:

Love Hollow Quarry - Summary of Limestone Mineral Resources - Exclusive of Mineral Reserves (in thousands of tons)
as of December 31, 2023				as of December 31, 2022
Resource Category	Resources (tons)	Cutoff Grade	Processing Recovery	Resources (tons)	Cutoff Grade	Processing Recovery
Measured Mineral Resources	10,392	96.0(CaCO3)	N/A	10,392	96.0(CaCO3)	N/A
Indicated Mineral Resources	-	-	N/A	-	-	N/A
Total Measured + Indicated Resources	10,392	96.0(CaCO3)	N/A	10,392	96.0(CaCO3)	N/A

Love Hollow Quarry - Summary of Limestone Mineral Reserves (in thousands of tons)
as of December 31, 2023				as of December 31, 2022
Resource Category	Reserves (tons)	Cutoff Grade	Mining Recovery(1)	Reserves (tons)	Cutoff Grade	Mining Recovery(1)
Proven Reserves	68,176	96.0(CaCO3)	95%/75%	68,442	96.0(CaCO3)	95%/75%
Probable Reserves	21,047	96.0(CaCO3)	95%/75%	21,047	96.0(CaCO3)	95%/75%
Total Mineral Reserves	89,223	96.0(CaCO3)	95%/75%	89,489	96.0(CaCO3)	95%/75%

(1) Mining recovery is listed as open-pit/underground recovery

St. Clair operates the St. Clair Mine and has crushed limestone, PLS, quicklime, and hydrated lime production facilities located on approximately 1,400 acres that it owns in Sequoyah County, Oklahoma containing high-quality limestone resources and also has long-term mineral leases that provide the right to mine high-quality limestone resources contained in approximately 1,340 adjacent acres. As of December 31, 2023, the St. Clair Mine had a net book value of $7.6 million. As of December 31, 2023, the St. Clair Mine had 7.8 million tons of measured limestone mineral resources, 129.7 million tons of indicated limestone mineral resources, and 22.3 million tons of proven limestone mineral reserves. Based on the current levels of production and recovery rates, the Company estimates that these reserves are sufficient to sustain its limestone operations for approximately 50 years.

The following is a map of the St. Clair Mine:

Tulsa
Broken Arrow
Springdale
Fayetteville
Muskogee
Fort Smith
McAlester
Note:
Regional Map
Source: Oklahoma Highway Department
245000
240000
235000
230000
225000
220000
2895000
2900000
2905000
2910000
2915000
2920000
One Mile
Road: S4590
Road: S4620
Sallisaw and
Interstate Highway 40
11 miles
Map Legend
Source: USGS Topographic Map
Scale: 1" = 5000'
Coordinates: State Plane North American Datum 83
Black Outline: ST Clair Lime Property Boundary
Magenta Outline: Plant Area
Blue Triangle: UG Mine Portal
Black Circle: Crushing Circuit
Light Blue Line: Railroad Spur
Orange Line: County Highways
Red Line: Highway and Rail Spur
Purple Line: Rail Main Line

The tables below summarize the limestone mineral resources and reserves at the St. Clair Mine as of December 31, 2023 and 2022:

St. Clair Mine - Summary of Limestone Mineral Resources - Exclusive of Mineral Reserves (in thousands of tons)
as of December 31, 2023				as of December 31, 2022
Resource Category	Resources (tons)	Cutoff Grade	Processing Recovery	Resources (tons)	Cutoff Grade	Processing Recovery
Measured Mineral Resources	7,801	96.0(CaCO3)	N/A	7,801	96.0(CaCO3)	N/A
Indicated Mineral Resources	129,747	96.0(CaCO3)	N/A	129,747	96.0(CaCO3)	N/A
Total Measured + Indicated Resources	137,548	96.0(CaCO3)	N/A	137,548	96.0(CaCO3)	N/A

St. Clair Mine - Summary of Limestone Mineral Reserves (in thousands of tons)
as of December 31, 2023				as of December 31, 2022
Resource Category	Reserves (tons)	Cutoff Grade	Mining Recovery	Reserves (tons)	Cutoff Grade	Mining Recovery
Proven Reserves	22,291	96.0(CaCO3)	81%	22,873	96.0(CaCO3)	81%
Probable Reserves	-	96.0(CaCO3)	81%	-	96.0(CaCO3)	81%
Total Mineral Reserves	22,291	96.0(CaCO3)	81%	22,873	96.0(CaCO3)	81%

Carthage operates the Carthage Mine and has crushed limestone production facilities located on approximately 800 acres that it owns containing high-quality limestone. In addition, Carthage has the right to mine the high-quality limestone contained in approximately 760 adjacent acres pursuant to long-term mineral leases.

Mill Creek operates the Mill Creek Quarry and production facilities located on approximately 570 acres that it owns where it mines and processes crushed dolomitic limestone.

Colorado Lime acquired the Monarch Pass Quarry in November 1995 and has not carried out any mining on the property. The Monarch Pass Quarry, which had been operated for many years until the early 1990s, contains a mixture of limestone types, including high-quality calcium limestone.

Internal Controls Over Limestone Mineral Resources and Reserves Estimates. Internal control procedures followed by the Company’s Quality Control/Quality Assurance Laboratories (“QC/QA Lab”) and its contract geologists when assessing properties for limestone mineral resources and reserves estimates are clearly defined. Core drilling is conducted under the direct supervision of the geologists, and all core data is logged using a standard protocol. The geologists are responsible for examining the core and compiling an interval list for X-Ray Florescence (“XRF”) analysis. Splits of cores are bagged and labeled with the depth interval to be analyzed, with the remaining split boxed and stored for reference. Bagged intervals are submitted to the Company’s certified QC/QA Lab for XRF analysis, with any samples not destroyed by the testing process retained at the Company’s core storage facility. On an ongoing basis, the QC/QA Lab analyzes production samples for cutoff grade consistency with expectations used in the estimates for limestone mineral resources and reserves.

When classifying limestone mineral resources and reserves, the Company’s contract geologists apply a fixed cutoff grade and set parameters of geologic confidence to classify the respective resources and reserves. Company management reviews the geologists’ assessments for reasonableness.

Quarrying and Mining. The Company extracts limestone by the open-pit method at its Texas, Batesville, Love Hollow, and Mill Creek Quarries. The Monarch Pass Quarry is also an open-pit quarry but is not being mined at this time. The open-pit method consists of removing any overburden comprising soil and other substances, including inferior limestone, and then extracting the exposed high-quality limestone. The Company removes such overburden by utilizing both its own employees and equipment and those of outside contractors. Open-pit mining is generally less expensive than underground mining. The principal disadvantage of the open-pit method is that operations are subject to inclement weather and overburden removal. The limestone is extracted by drilling and blasting, utilizing standard mining equipment. At the St. Clair and Carthage mines, the Company mines limestone underground using room and pillar mining. The Company has no knowledge of any recent changes in the physical quarrying or mining conditions on any of our properties that have materially affected quarrying or mining operations.

Plants and Facilities. After extraction, the limestone is further crushed and screened to produce crushed limestone, and, in the case of PLS, ground and dried, or, in the case of quicklime, processed in kilns. Quicklime may then be further processed in hydrators and slakers to produce hydrated lime and lime slurry. The Company produces and distributes crushed limestone, PLS, and quicklime products at five plants, six lime slurry facilities, and three terminal facilities. All of its plants and facilities are accessible by paved roads, and, in the case of the Arkansas Lime, St. Clair and Carthage plants, the Love Hollow Quarry, and the terminal facilities, also by rail.

In addition to the Company’s production of crushed limestone at each of its plants, the following Company plants produce additional lime and limestone products:

The Texas Lime plant has an annual capacity of approximately 470 thousand tons of quicklime from two preheater rotary kilns. The plant also has PLS equipment, which, depending on the product mix, has the capacity to produce approximately 800 thousand tons of PLS annually.

The Arkansas Lime plant is situated at the Batesville Quarry. Utilizing three preheater rotary kilns, this plant has an annual capacity of approximately 650 thousand tons of quicklime. The Arkansas Lime plant is approximately 21 miles from the Love Hollow Quarry, to which it is connected by railroad. Arkansas Lime’s PLS and hydrating facilities are situated on a tract of 290 acres located approximately two miles from the Batesville Quarry, to which it is connected by a Company-owned railroad. The PLS equipment, depending on the product mix, has the capacity to produce approximately 300 thousand tons of PLS annually.

The St. Clair plant has an annual capacity of approximately 250 thousand tons of quicklime from one vertical kiln and one preheater rotary kiln. The plant also has PLS equipment, which has the capacity to produce approximately 150 thousand tons of PLS annually.

The Carthage plant has facilities located next to the Carthage Mine that produce both crushed limestone and PLS. The equipment has the capacity to produce approximately 900 thousand tons annually.

The Mill Creek plant has facilities located next to the Mill Creek Quarry that produce dolomitic PLS products. The equipment has the capacity to produce approximately 300 thousand tons annually.

The Company also maintains lime hydrating and bagging equipment at the Texas, Arkansas, and St. Clair plants. Storage facilities for lime and limestone products at each plant consist primarily of cylindrical tanks, which are considered by the Company to be adequate to protect its lime and limestone products and to provide an available supply for customers’ needs at the expected volumes of shipments. Equipment is maintained at each plant to load trucks and, at the Arkansas Lime, St. Clair, and Mill Creek plants, to load railroad cars.

Colorado Lime operates a limestone grinding and bagging facility with an annual capacity of approximately 125 thousand tons, located on approximately three and one-half acres of land in Delta, Colorado.

During 2023, the Company’s utilization rate was approximately 66% of its total annual production capacity for the plants in its Lime and Limestone Operations.

U.S. Lime Company (“US Lime”) uses quicklime to produce lime slurry, and has four Houston area facilities, including two distribution terminals connected to railroads, to serve the Greater Houston area construction market and four facilities to serve the Dallas-Ft. Worth Metroplex. The Company established U.S. Lime Company-Transportation to deliver some of the Company’s products to its customers and facilities primarily in Texas.

U.S. Lime Company - Shreveport operates a distribution terminal in Shreveport, Louisiana, which is connected to a railroad, to provide lime storage, hydrating, slurrying, and distribution capacity to service markets in Louisiana and East Texas.

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

At December 31, 2023, the Company employed 333 persons, 111 of whom were represented by unions. The Company is a party to three collective bargaining agreements. The collective bargaining agreement for the Texas facilities expires in November 2026. The collective bargaining agreement for the Carthage facilities expires in May 2025. The Company successfully negotiated a new collective bargaining agreement for the Arkansas facilities in

February 2024, which has been ratified by the union. The agreement for the Arkansas facilities expires in January 2029. Overall, the Company believes that its employee relations are generally good.

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

With respect to the Company’s broader employee base, certain employees are eligible to receive annual cash bonuses based on discretionary determinations. Except in the case of Mr. Byrne, the Company has not adopted a formal or informal annual bonus arrangement with pre-set performance goals. Rather, the determination to pay a cash bonus, if any, is made in December each year based on the past performance of the individual and the Company or on the attainment of non-quantified performance goals during the year. In either such case, the discretionary bonus may be based on the specific accomplishments of the individual and/or on the overall performance of the Company. The amounts of the discretionary bonuses for 2023 were based on each employee’s individual performance and accomplishments, as well as those of the Company, including productivity, sales, controlling costs, and contributions made to special projects.

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

Employee Health and Safety. The Company believes that it is responsible to its employees to provide a safe and healthy workplace environment. The Company seeks to accomplish this by: training employees in safe work practices; openly communicating with employees; following safety standards and establishing and improving safe work practices; involving employees in safety processes; and recording, reporting, and investigating accidents, incidents, and losses to avoid reoccurrence.

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

Competition. The lime industry is highly regionalized and competitive, with price, quality, ability to meet customer demands and specifications, proximity to customers, personal relationships, and timeliness of deliveries being the prime competitive factors. The Company’s competitors are predominantly private companies.

The lime industry is characterized by high barriers to entry, including: the scarcity of high-quality limestone deposits on which the required zoning and permitting for extraction can be obtained; the need for lime plants and facilities to be located close to markets, paved roads, and railroad networks to enable cost-effective production and distribution; clean air and anti-pollution regulations, including those related to greenhouse gas emissions, which make it more difficult to obtain permitting for new sources of emissions, such as lime kilns; and the high capital cost of the plants and facilities. These considerations reinforce the premium value of operations having permitted, long-term, high-quality limestone resources and good locations and transportation relative to markets.

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

Consolidation in the lime industry has left the three largest companies accounting for more than two-thirds of North American production capacity. In addition to the consolidations, and often in conjunction with them, many lime producers have undergone modernization and expansion and development projects to upgrade their processing equipment in an effort to improve operating efficiency. The Company believes that its modernization and expansion projects in Texas, Arkansas, and Oklahoma and its recent acquisitions, along with its lime slurry operations in Texas, should allow it to continue to remain competitive, protect its markets and position itself for the future. In addition, the Company will continue to evaluate internal and external opportunities for expansion, growth and increased profitability, as conditions warrant, or opportunities arise. The Company may have to revise its strategy or otherwise consider ways to enhance the value of the Company, including by entering into strategic partnerships, mergers or other transactions.

Compliance with Government Regulations. The Company is subject to various federal, state, and local laws and regulations that may materially impact the Company’s financial condition, results of operations, cash flows and competitive position. These include laws and regulations relating to the environment, zoning and land use, mine permitting and operations, mine safety, and reclamation and remediation.

Environmental Laws. The Company owns or controls large areas of land on which it operates limestone quarries, two underground mines, lime plants, and other facilities with inherent environmental responsibilities, compliance costs, and liabilities. These include maintenance and operating costs for pollution control equipment, the cost of ongoing monitoring and reporting programs, the cost of reclamation efforts, and other similar environmental costs and liabilities.

The Company’s operations are subject to various federal, state, and local laws and regulations relating to the environment, health and safety, and other regulatory matters, including the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act, and analogous state and local laws (“Environmental Laws”). These Environmental Laws grant the United States Environmental Protection Agency (the “EPA”) and state governmental agencies the authority to promulgate and enforce regulations that could result in substantial expenditures on pollution control, waste management, permitting compliance activities, and mining reclamation. Many Environmental Laws also authorize private citizens and interest groups to file lawsuits in court to enforce alleged violations. Changes in policy or political leadership may affect how Environmental Laws are interpreted or enforced by the EPA and state governmental agencies. The failure to comply with Environmental Laws may result in administrative and civil penalties, injunctive relief, and criminal prosecution. The Company has not been named as a potentially responsible party in any federal superfund cleanup site or state-led cleanup site.

The rate of change of Environmental Laws continues to be rapid, and compliance can require significant expenditures. Permits and other authorizations under Environmental Laws are required for the Company’s operations, and such permits are subject to modification during the permit renewal process and, in very rare instances, could be revoked.

The Clean Air Act and analogous state laws require the Company to obtain authorization to construct or modify existing facilities, and its lime plants are subject to operating permits that have significant ongoing compliance costs. Over time, the EPA has increased the stringency of the National Ambient Air Quality Standards (“NAAQS”), which are used to establish air emission permitting limits under the Clean Air Act. The EPA has lowered ozone standards and reclassified areas where State Implementation Plans (the “SIPs”) exist. In 2015, the EPA issued a rule establishing the ground-level ozone NAAQS at 70 parts per billion. The EPA has proposed redesignating the Dallas-Fort Worth nonattainment area, which includes the Texas Lime facility, as severe under the 2008 standard 8-hour ozone classifications. The EPA has also published a finding that Texas, among 11 other states, failed to submit required SIP revisions and has given Texas until May 2025 to submit a complete SIP. Texas is in the process of developing regulations in response to the redesignations to reduce emissions of nitrogen oxides and volatile organic compounds, which will likely involve more stringent permitting requirements for stationary sources.

In February 2024, the EPA issued a final rule reducing the NAAQS for fine particulate matter. This regulation will significantly increase nonattainment areas across the United States, potentially including areas where the Company operates. States with delegated permitting authority under the Clean Air Act will be required to revise their SIPs accordingly.

In January 2023, under Section 112 of the Clean Air Act, the EPA proposed amendments to the National Emission Standards for Hazardous Air Pollutants (“NESHAPs”) for lime plants, which would revise the standards required to meet the maximum achievable control technology (“MACT”) at major sources of hazardous air pollutants within the lime industry. The proposed MACT rule would establish stringent emission limitations for four hazardous air pollutants which will require additional pollution control equipment at lime kilns subject to the rule. While the proposed rule has not been finalized, it is uncertain what limits the EPA will ultimately impose on the lime industry and what emission controls may be required by the final MACT rule. It is likely, however, that the final rule will incorporate more stringent standards than existing standards, which could require additional expenditures for designing, constructing, operating, and maintaining pollution control equipment necessary for compliance.

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

Although the timing and impact of climate change legislation and of regulations limiting greenhouse gas emissions are uncertain, the consequences of such legislation and regulation are potentially significant for the Company because the production of CO2 is inherent in the manufacture of lime through the calcination of limestone and combustion of fossil fuels. In February 2021, the current Administration rejoined the Paris Agreement. The Agreement commits the United States to reduce greenhouse gas emissions by 26 to 28 percent below 2005 levels by 2025. Future regulation related to the Paris Agreement or other greenhouse gas rulemakings could affect New Source Review permitting or other permitting programs and, thereby, increase the time and costs of plant upgrades and expansions. The passage of climate change legislation, and other regulatory initiatives by the Congress, the states, or the EPA that restrict or tax emissions of greenhouse gases, could adversely affect the Company. There is no assurance that changes in the law or regulations will not be adopted, such as the imposition of greenhouse gas emission limits, a carbon tax, a cap-and-trade program requiring the Company to purchase carbon credits, or other measures that would require reductions in emissions or changes to raw materials, fuel use, or production rates. Such changes, if adopted, could have a material adverse effect on the Company’s financial condition, results of operations, cash flows, and competitive position.

These and similar rulemakings could increase the cost of future plant modifications or expansions, may make it difficult or impossible to obtain new authorizations and permits for new facilities, may require the Company to purchase emissions offsets as a condition of new authorizations and permits, and may increase compliance costs and have a material adverse effect on the Company’s financial condition, results of operations, cash flows, and competitive position.

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

The manufacturing of quicklime and hydrated lime requires significant volumes of water. The Company operates multiple groundwater wells to provide water to its plants. Groundwater pumping is subject to increased regulation, and in some areas the Company is required to obtain permits from groundwater conservation districts to pump groundwater. Any failure to comply with these permits could result in fines or other penalties, and future changes that restrict the quantities of groundwater that may be pumped may increase compliance costs.

The Company incurred capital expenditures related to environmental matters of $1.5 million, $0.8 million, and $0.5 million in 2023, 2022, and 2021, respectively. The Company’s recurring costs associated with managing environmental permitting and waste recycling and disposal (e.g., used oil and lubricants) and maintaining pollution control equipment amounted to $0.9 million, $0.4 million, and $0.7 million in 2023, 2022, and 2021, respectively.

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

Citations and orders can be contested before the Federal Mine Safety and Health Review Commission (the “Commission”), and as part of that process, are often reduced in severity and amount, and are sometimes vacated. The Commission is an independent adjudicative agency that provides administrative trial and appellate review of legal disputes arising under the Mine Act. These cases may involve, among other questions, challenges by operators to citations, orders, and penalties that they have received from MSHA, or complaints of discrimination by miners under section 105 of the Mine Act.

For further information, see Exhibit 95.1 to this Report on Form 10-K.

Reclamation and Remediation. The Company recognizes legal reclamation and remediation obligations associated with the retirement of long-lived assets at their fair value at the time the obligations are incurred (“Asset Retirement Obligations” or “AROs”). Some of the states the Company operates in have reclamation regulations to properly reclaim surface mines. These regulations require permitting with the respective state to ensure reclamation obligations are met. Over time, the liability for AROs is recorded at its present value each period through accretion expense, and the capitalized cost is amortized over the useful life of the related asset. Upon settlement of the liability, the Company either settles the ARO for its recorded amount or recognizes a gain or loss. AROs are estimated based on studies and the Company’s process knowledge and estimates and are discounted using an appropriate interest rate. The AROs are adjusted when further information warrants an adjustment. The Company believes its accrual of $1.5 million for AROs at December 31, 2023 is reasonable.

Map of United States Lime & Minerals, Inc. Lime and Limestone Operations.

Other.

The Company’s Other operations, consisting of its natural gas interests, are conducted through its wholly owned subsidiary, U.S. Lime Company – O&G, LLC (“U.S. Lime – O&G”) and consist principally of a lease with respect to oil and gas rights on the Johnson County, Texas property, located in the Barnett Shale Formation. Pursuant to the lease, U.S. Lime – O&G has royalty interests ranging from 15.4% to 20% in oil and gas produced from any successful wells drilled on the leased property and an option to participate in any well drilled on the leased property as a 20% non-operated working interest owner. At December 31, 2023, the overall average interest under the oil and gas rights lease was 34.7% on 33 producing wells.

U.S. Lime – O&G has also entered into a drillsite agreement with an operator that has an oil and gas lease covering approximately 538 acres of land contiguous to our Johnson County, Texas property. Pursuant to the drillsite agreement, U.S. Lime – O&G has a 3% royalty interest and a 12.5% non-operated working interest. At December 31, 2023, U.S. Lime – O&G had a combined 12.4% royalty and non-operated working interest on 6 active wells drilled on a padsite located on the Johnson County, Texas property.

No new wells have been completed since 2011, and there are no plans to drill additional wells under either the oil and gas lease or the drillsite agreement. The carrying values of the long-lived assets related to the Company’s natural gas interests were $0.4 million as of December 31, 2023.

ITEM 1A. RISK FACTORS.

Industry Risks

Our Lime and Limestone Operations are affected by general economic conditions in the United States and specific economic conditions in particular industries.

General and industry specific economic conditions in the United States could lead to reduced demand for our lime and limestone products. Specifically, demand from our utility customers has decreased due to the continuing trend in the United States to retire coal-fired utility plants. Our construction, steel, and oil and gas services customers reduce their purchase volumes, at times, due to cyclical economic conditions in their industries. Any overall reduction in demand for lime and limestone products could result in increased competitive pressures, including pricing pressure and competition for certain customer accounts, from other lime producers.

For us to maintain or increase our profitability, we must maintain or increase our revenues and improve cash flows, manage our capital expenditures, and control our operational and selling, general and administrative expenses. If we are unable to maintain our revenues and control our costs in these uncertain economic and regulatory times, our financial condition, results of operations, cash flows, and competitive position could be materially adversely affected.

Our mining and other operations are subject to operating risks that are beyond our control, which could result in materially increased operating expenses and decreased production and shipment levels that could materially adversely affect our Lime and Limestone Operations and their profitability.

We mine limestone in open-pit and underground mining operations and process and distribute that limestone through our plants and other facilities. Certain factors beyond our control could disrupt our operations, adversely affect production and shipments, and increase our operating costs, all of which could have a material adverse effect on our results of operations. These include geological formation problems that may cause poor mining conditions, variability of chemical or physical properties of our limestone, an accident or other major incident at a site that may cause all or part of our operations to cease for some period of time and increase our expenses, mining, processing, and plant equipment failures and unexpected maintenance problems that may cause disruptions and added expenses, strikes, job actions, or other work stoppages that may disrupt our operations or those of our suppliers, contractors, or customers and increase our expenses, and adverse weather conditions and natural disasters, such as hurricanes, tornadoes, excessive rains, flooding, ice storms, freezing weather, drought, and other natural events, that may affect operations, transportation, fuel supply, or customers.

If any of these conditions or events occurs, our operations may be disrupted, we could experience a delay or halt of production or shipments, our operating costs could increase significantly, and we could be exposed to fines, penalties, assessments, and other liabilities. If our insurance coverage is limited or excludes a given condition or event, we may not be able to recover in full the losses that we may incur as a result of such conditions or events, some of which may be substantial.

The lime and limestone industry is highly regionalized and competitive.

Our competitors are predominately large private companies. The primary competitive factors in the lime industry are price, quality, ability to meet customer demands and specifications, proximity to customers, personal relationships, and timeliness of deliveries, with varying emphasis on these factors depending upon the specific product application. To the extent that one or more of our competitors becomes more successful with respect to any key competitive factor, we may find it difficult to increase or maintain our prices or to retain certain customer accounts, and our financial condition, results of operations, cash flows, and competitive position could be materially adversely affected.

Business and Financial Risks

In the normal course of our Lime and Limestone Operations, we face various business and financial risks, including increased energy, labor, and parts and supplies costs, that could have a material adverse effect on our financial position, results of operations, cash flows, and competitive position. Not all risks are foreseeable or within our ability to control.

These risks arise from various factors, including, but not limited to, fluctuating demand and prices for our lime and limestone products, including as a result of downturns in the economy and in the construction, industrial, steel, and oil and gas services industries, and reduced demand from coal-fired utility plants, increased competitive pressures from other lime producers, changes in inflationary expectations, changes in legislation and regulations, including Environmental Laws, health and safety regulations, and requirements to renew or obtain operating permits, our ability to produce and store quantities of lime and limestone products sufficient in amount and quality to meet customer demands and specifications, the success of our modernization, expansion and development, and acquisition strategies, the uncertainty of our ability to sell our increased production capacity at acceptable prices, our ability to execute our strategies and complete projects on time and within budget, our ability to integrate, refurbish, and/or improve acquired facilities, our access to capital, volatile costs, especially energy costs, inclement weather and the effects of seasonal trends.

We receive most of our coal and petroleum coke by rail, so the availability of sufficient solid fuels to run our plants could be diminished significantly in the event of major rail disruptions. Domestic coal and petroleum coke may also be exported, which can increase competition and prices for the domestic supply. In addition, our freight costs to deliver our lime and limestone products are high relative to the value of our products, and they have generally increased in recent years. Our costs for delivery of solid fuels, as well as our products, also increase as demand for rail and trucking by other industries increases, and changes to Department of Transportation rules and regulations can reduce the availability of trucks, truck drivers, and rail cars to deliver solid fuels to our plants and deliver our products to our customers. Recent events, such as the ongoing conflicts in Ukraine, Israel, and the broader Middle East, and the sanctions and other actions resulting therefrom, could further increase our energy costs. If we are unable to continue to pass along our increasing energy, labor, and parts and supplies costs to customers through higher prices or surcharges, or unable to timely receive contracted supplies of solid fuel to run our plants, our financial condition, results of operations, cash flows, and competitive position could be materially adversely affected.

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

To maintain our competitive position in the lime and limestone industry, we may need to continue to increase the efficiency of our operations, expand production capacity, and sell any resulting increased production at acceptable prices.

We have in the past, and may in the future, undertake additional modernization and expansion and development projects and acquisitions. Given current and projected demand for lime and limestone products, we cannot guarantee that any such project or acquisition would be successful, that we would be able to sell any resulting increased production at acceptable prices, or that any such sales would be profitable. We are unable to predict future demand and prices, given the current economic and regulatory uncertainties in the United States economy as a whole and in particular industries, and cannot provide any assurance that current levels of demand and prices will continue or that any future increases in demand or prices can be maintained.

We may be limited in our ability to insure against certain risk of our operations.

Mining limestone and producing lime and limestone products involve risks which could result in damage to our facilities, personal injury, and environmental damage. Although we maintain insurance in an amount that we consider adequate, liabilities might exceed policy limits, in which event we could incur significant costs that could adversely affect our financial position, results of operations, cash flows, and competitive position. Additionally, the risks inherent in mining limestone and the production of lime and limestone products may significantly increase the cost of obtaining adequate insurance coverage, or make some coverage unavailable.

We may be adversely affected by any disruption in, or failure of, our information technology systems, including due to cybersecurity risks and incidents.

We rely upon the capacity, reliability, and security of our information technology (“IT”) systems for our mining, manufacturing, sales, financial, and administrative functions. We also face the challenge of supporting our IT systems and implementing upgrades when necessary, including the prompt detection and remediation of any cybersecurity risks or incidents.

Our cybersecurity processes are focused on the prevention, detection, mitigation, and remediation of damage from computer viruses, natural disasters, unauthorized access, cyber-attack, and other cybersecurity risks and threats. However, our cybersecurity processes may not be successful in preventing unauthorized access, intrusion, disclosure, and damage. Risks and threats to our systems can derive from human error, fraud, or malice on the part of employees or third parties, ransomware, or technological failure. Any failure, threat, or incident involving our IT systems could adversely impact our mining and manufacturing operations, sales or financial and administrative functions, or result in the compromise of personal or other confidential information of our employees, customers, or suppliers.

To the extent any such cybersecurity threat or incident results in disruption to our operations or sales or loss or disclosure of, or damage to, our data or confidential information, our costs could increase, and our reputation, business, results of operations, competitive position, and financial condition could be materially adversely affected. Additionally, should we experience a cybersecurity incident, we may incur substantial costs, including remediation costs, such as liability for stolen assets or information, repairs of system damage, legal expenses, and losses and costs associated with regulatory actions.

Our financial condition, results of operations, cash flows, and competitive position could be materially adversely impacted by pandemics, epidemics, or disease outbreaks, such as the COVID-19 pandemic.

Disruptions caused by pandemics, epidemics, or disease outbreaks, such as COVID-19, could materially adversely impact our financial condition, results of operations, cash flows, and competitive position. The COVID-19 pandemic had an impact on our business and operations, particularly as it related to rising costs and supply chain delays and disruptions.

New or future variants of the COVID-19 virus or other pandemics, epidemics, or disease outbreaks and governmental responses to such events could similarly disrupt our business and operations. A pandemic, epidemic, or disease outbreak may limit our ability to produce, sell, and deliver our lime and limestone products to our customers; cause key management and plant-level employees not to be available to us; result in mine and plant shutdowns due to contagion, in which case we may not be able to shift production to our other mines and plants; cause delays and disruptions to our supply chain as it relates to our suppliers, as well as delay and disrupt the supply chains of our customers; impede our ability to maintain and repair our plants and equipment; negatively impact our modernization, expansion, and development plans; negatively impact our ability to integrate acquisitions; as well as adversely impact demand and prices for our lime and limestone products and increase our costs.

Governmental, Legal, and Regulatory Risks

Our Lime and Limestone Operations are subject to general and industry specific regulations. Changes to the regulatory environment could increase our cost of compliance and adversely impact our financial condition, results of operations, cash flows, and competitive position.

We are in a period of economic and regulatory uncertainty, which has been heightened by the current divides in the branches of the United States federal government and the upcoming federal elections. The Administration and Congress may initiate actions to increase regulation of certain industries, including the lime industry, and may take other steps to restrict oil and gas drilling, reduce the use of coal, or regulate domestic manufacturing. There can be no assurance that any of these actions, if adopted, will not increase costs for our customers or increase our cost of compliance with zoning and land use, mine permitting and operating, mine safety, reclamation and remediation, and environmental laws. In addition, a variety of factors, including uncertainty with respect to governmental fiscal and budgetary constraints, including the timing and amount of construction and infrastructure spending, changes to tax laws, legislative impasses, extended government shutdowns, fallout from downgrades and potential U.S. government defaults on its obligations, pandemics, trade wars, tariffs, social unrest, international incidents, and increased inflationary pressures and interest rates, could have a material adverse effect on our financial condition, results of operations, cash flows, and competitive position.

We incur environmental compliance costs and liabilities in our Lime and Limestone Operations, including capital, maintenance, and operating costs, with respect to pollution control equipment, the cost of ongoing monitoring programs, the cost of reclamation and remediation efforts, and other similar costs and liabilities relating to our compliance with Environmental Laws. We expect these costs and liabilities to continue or increase, such as possible new costs, taxes, and limitations on operations, including regulation of greenhouse gas emissions. Similar environmental costs and liabilities may also be faced by some of our customers.

The rate of change of Environmental Laws has been rapid over the last decade, and we may face possible new uncertainties, costs and liabilities, taxes, and limitations on operations, including those related to climate change initiatives. Changes in policy or political leadership may affect how Environmental Laws are interpreted or enforced by the EPA and state governmental agencies. The current Administration has signaled its intent to increase regulation under Environmental Laws and has issued multiple executive orders reversing prior deregulation. We expect our expenditure requirements for future environmental compliance, including complying with nitrogen dioxide, sulfur dioxide, ozone, and particulate matter emission under the NAAQS and regulation of greenhouse gas emissions, to continue or increase. Discovery of currently unknown conditions and unforeseen costs and liabilities could require additional expenditures.

The regulation of greenhouse gas emissions remains an issue for us and some of our customers. In February 2021, the current Administration rejoined the Paris Agreement, under which the United States committed to reduce greenhouse gas emissions. There is no assurance that changes in the law or regulations will not be adopted, such as the imposition of greenhouse gas emission limits, a carbon tax, a cap-and-trade program requiring companies to purchase carbon credits, or other measures that would require reductions in emissions or changes to raw materials, fuel use, or production rates. These changes, if adopted, could have a material adverse effect on our financial condition, results of operations, cash flows and competitive position.

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

We intend to comply with all Environmental Laws and believe our accrual for environmental costs and liabilities at December 31, 2023 is reasonable. Because many of the requirements are subjective and therefore not quantifiable or presently determinable, or may be affected by additional legislation and rulemaking, including those related to climate change and greenhouse gas emissions, there is no assurance that we will be able to successfully secure new permits in connection with our future modernization and expansion and development projects, and it is not possible to accurately predict the aggregate future costs and liabilities relating to environmental compliance and their effect on our financial condition, results of operations, cash flows, and competitive position.

Our lime and limestone operations are subject to various mine safety and reclamation and remediation obligations.

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

We intend to comply with all mining regulations and all of our reclamation and remediation obligations. If we fail to comply with such regulations and obligations, such noncompliance may adversely impact our financial condition, results of operations, cash flows, and competitive position.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy. We have designed and implemented processes to assess, identify, manage, detect, and respond to material cybersecurity risks and threats to our IT systems, including the prevention, detection, mitigation, and remediation of cybersecurity incidents in order to protect the confidentiality, integrity, and availability of our IT systems and the information residing on those systems. These processes are part of our overall risk management process and are embedded in our operating policies, procedures, and controls.

To protect our IT systems and information from cybersecurity risks, we use various security tools that help prevent, identify, escalate, investigate, resolve, and recover from identified cybersecurity vulnerabilities and incidents in a timely manner. These include, but are not limited to, internal reporting, monitoring, and detection tools. We also utilize a third-party security operations center connected to a networks operation center to identify, investigate, and resolve any cybersecurity threats and incidents.

We regularly assess technological risks to our IT systems and information and monitor our IT systems for potential vulnerabilities and risks. We frequently conduct mandatory cybersecurity and IT systems awareness training for all employees with access to our systems. We also conduct regular reviews and tests of our IT cybersecurity processes, including reviews, assessments, and exercises.

We aim to incorporate responsible practices throughout our cybersecurity risk management processes. Our cybersecurity strategy focuses on implementing effective and efficient controls, technologies, and other processes to assess, identify, and manage material cybersecurity risks to our IT systems and information. As a part of this process, we engage independent third-party specialists to review our cybersecurity environment, including formal reviews and assessments, and we request specific, actionable recommendations for improvement.

While we have not, as of the date of this Report on Form 10-K, experienced a cybersecurity threat or incident that has materially impacted our business or operations, there can be no guarantee that we will not experience such a threat or incident in the future. A material cybersecurity threat or incident could adversely impact our mining and manufacturing operations, our sales or financial and administrative functions, or result in the compromise of personal or other confidential information of our employees, customers, or suppliers. For this reason, we maintain cybersecurity liability insurance to provide additional support, expertise, and resources to help ensure the integrity of our cybersecurity processes through regular reviews and assessments, to provide incident response assistance and expertise, and to provide a level of financial protection in the event of cybersecurity incident related costs and losses. See "Risk Factors - We may be adversely affected by any disruption in, or failure of, our information technology systems, including due to cybersecurity risks and incidents.”

Governance. Our Manager of Information Technology (“MIT”) is responsible for our IT cybersecurity policies, procedures, and controls and reports to our Chief Financial Officer (“CFO”). Our MIT has a Bachelor of Business Administration degree in management information systems and has over 20 years of relevant experience in the IT field. Team members also include third-party service providers who have relevant education and experience in cybersecurity.

Our CFO is informed about and facilitates prevention, detection, mitigation, and remediation efforts through regular communication and reporting from the professionals on our cybersecurity team. In addition, we have an escalation process in place to inform our Chief Executive Officer and other members of our senior management and, if necessary, the Audit Committee and Board of Directors, of important issues or events.

Our Audit Committee has oversight of our cybersecurity risk processes, as part of its overall oversight of our risk management program. Our CFO and MIT regularly report to and review our cybersecurity processes with the Audit Committee, with formal cybersecurity reviews with the Committee generally occurring at least annually, and sometimes more frequently, as appropriate.

ITEM 2. PROPERTIES.

Reference is made to Item 1 of this Report for a description of the properties of the Company, and such description is hereby incorporated by reference in answer to this Item 2. As disclosed in Note 2 of Notes to Consolidated Financial Statements, the Company’s plants and facilities and resources are subject to encumbrances to secure any Company loans under its credit agreement.

ITEM 3. LEGAL PROCEEDINGS.

Information regarding any legal proceedings is set forth in Note 8 of Notes to Consolidated Financial Statements and is hereby incorporated by reference in answer to this Item 3.

ITEM 4. MINE SAFETY DISCLOSURES.

Under Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K, each operator of a coal or other mine is required to include disclosures regarding certain mine safety results in its periodic reports filed with the SEC. The operation of the Company’s quarries, underground mine, and plants is subject to regulation by MSHA. The required information regarding certain mining safety and health matters, broken down by mining complex, for the year ended December 31, 2023 is presented in Exhibit 95.1 to this Report on Form 10-K.

As discussed in Item 1 above, the Company believes it is responsible to employees to provide a safe and healthy workplace environment. The Company seeks to accomplish this by: training employees in safe work practices; openly communicating with employees; following safety standards and establishing and improving safe work practices; involving employees in safety processes; and recording, reporting, and investigating accidents, incidents, and losses to avoid reoccurrence.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s common stock is listed on the Nasdaq Global Market® under the symbol “USLM.” As of February 27, 2024, the Company had approximately 350 shareholders of record.

As of February 27, 2024, the Company had 500,000 shares of $5.00 par value preferred stock authorized; however, none has been issued.

PERFORMANCE GRAPH

The graph below compares the cumulative 5-year total shareholders’ return on the Company’s common stock with the cumulative total return on the NASDAQ Composite Index and a customized peer group index consisting of Eagle Materials, Inc., Mineral Technologies, Inc., and Summit Materials Inc. The graph assumes that the value of the investment in the Company’s common stock and each index was $100 on December 31, 2018, and that all cash dividends, including the special cash dividend paid in the fourth quarter 2019, have been reinvested.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Among U.S. Lime & Minerals, Inc., the NASDAQ Composite Index, and a Peer Group

$400
$350
$300
$250
$200
$150
$100
$50
$0
12/18
12/19
12/20
12/21
12/22
12/23
U.S. Lime & Minerals, Inc.
NASDAQ Composite
Peer Group

	2018	2019	2020	2021	2022	2023
U.S. LIME & MINERALS, INC.	100.00	135.07	171.77	195.29	214.51	352.51
NASDAQ COMPOSITE INDEX	100.00	136.69	198.10	242.03	163.28	236.17
PEER GROUP	100.00	148.39	151.73	246.83	192.64	271.19

The Plan allows employees and directors to pay the exercise price upon the exercise of stock options and the tax withholding liability upon exercise of stock options or the lapse of restrictions on restricted stock by payment in cash and/or withholding or delivery of shares of the Company’s common stock to the Company. Pursuant to these provisions, the Company repurchased 4,918 shares at a price of $230.35 per share, the fair market value of one share on the date they were tendered to the Company, in the fourth quarter 2024 for payment of tax withholding liability upon the lapse of restrictions on restricted stock.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS.

Any statements contained in this Report that are not statements of historical fact are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements in this Report, including without limitation statements relating to the Company’s plans, strategies, objectives, expectations, intentions, and adequacy of resources, are identified by such words as “will,” “could,” “should,” “would,” “believe,” “possible,” “potential,” “expect,” “intend,” “plan,” “schedule,” “estimate,” “anticipate,” and “project.” The Company undertakes no obligation to publicly update or revise any forward-looking statements. The Company cautions that forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from expectations, including without limitation the following: (i) the Company’s plans, strategies, objectives, expectations, and intentions are subject to change at any time at the Company’s discretion; (ii) the Company’s plans and results of operations will be affected by its ability to maintain and increase its revenues and manage its growth; (iii) the Company’s ability to meet short-term and long-term liquidity demands, including meeting the Company’s operating and capital needs, including possible acquisitions and paying dividends, and conditions in the credit and equity markets, including the ability of the Company’s customers to meet their obligations; (iv) interruptions to operations and increased expenses at the Company’s facilities resulting from changes in mining methods or conditions, variability of chemical or physical properties of the Company’s limestone and its impact on process equipment and product quality, inclement weather conditions, including more severe and frequent weather events resulting from climate change, natural disasters, accidents, IT systems failures or disruptions, including due to cybersecurity threats and incidents, utility disruptions, supply chain delays and disruptions, labor shortages and disruptions, or regulatory requirements; (v) volatile coal, petroleum coke, diesel, natural gas, electricity, and transportation costs and the consistent availability of trucks, truck drivers, and rail cars to deliver the Company’s products to its customers and solid fuels to its plants on a timely basis at competitive prices; (vi) the Company’s ability to expand its lime and limestone operations through projects and acquisitions of businesses with related or similar operations and the Company’s ability to obtain any required financing for such projects and acquisitions, to integrate the projects and acquisitions into the Company’s overall operations, and to sell any resulting increased production at acceptable prices; (vii) inadequate demand and/or prices for the Company’s lime and limestone products due to increased competition from competitors, increasing competition for certain customer accounts, conditions in the U.S. economy, recessionary pressures in, and the impact of government policies on, particular industries, including oil and gas services, utility plants, steel, construction, and industrial, effects of governmental fiscal and budgetary constraints, including the level of highway construction and infrastructure funding, changes to tax laws, legislative impasses, extended governmental shutdowns, downgrades and defaults on U.S. government obligations, pandemics, trade wars, tariffs, international incidents, including conflicts in Ukraine, Israel, and the broader Middle East, oil cartel production and supply actions, sanctions, economic and regulatory uncertainties under state governments and the United States Administration and Congress, inflation, Federal Reserve responses to inflationary concerns, including increased interest rates, and inability to continue to maintain or increase prices for the Company’s products, including passing through the increased costs of energy, labor, parts and supplies, and changes in inflationary expectations; (viii) ongoing and possible new regulations, investigations, enforcement actions and costs, legal expenses, penalties, fines, assessments, litigation, judgments and settlements, taxes and disruptions and limitations of operations, including those related to climate change, health and safety, human capital, diversity, and other ESG and sustainability considerations, and those that could impact the Company’s ability to continue or renew its operating permits or successfully secure new permits in connection with its modernization and expansion and development projects; (ix) estimates of resources and reserves and remaining lives of reserves; (x) the impact of potential global pandemics, epidemics, or disease outbreaks, such as COVID 19, and governmental responses thereto, including decreased demand, lower prices, tightened labor and other markets, and increased costs, and the risk of non-compliance with health and safety protocols, social distancing and mask guidelines, and vaccination mandates, on the Company’s financial condition, results of operations, cash flows, and competitive position; (xi) the impact of social or political unrest; (xii) risks relating to mine safety and reclamation and remediation; and (xiii) other risks and uncertainties set forth in this Report or indicated from time to time in the Company’s filings with the Securities and Exchange Commission (the “SEC”), including the Company’s Quarterly Reports on Form 10-Q.

OVERVIEW.

Set forth below is certain selected financial data for the five years ended December 31, 2023:

	Years Ended December 31,
	2023	2022	2021	2020	2019

	(dollars in thousands, except per share amounts)
Operating results
Lime and limestone revenues	$280,202	233,421	187,365	159,707	156,981
Other revenues	1,128	2,729	1,890	997	1,296
Total revenues	$281,330	236,150	189,255	160,704	158,277
Gross profit	$102,867	70,342	59,260	47,587	41,676
Other (income) expense, net	$(7,940)	(1,779)	(101)	11	(203)
Income tax expense	$18,813	11,133	9,473	5,849	4,844
Net income	$74,549	45,429	37,045	28,223	26,056
Net income per share of common stock:
Basic	$13.10	8.01	6.55	5.01	4.64
Diluted	$13.06	8.00	6.54	5.00	4.64
Dividends per share of common stock (1)	$0.80	0.80	0.64	0.64	5.89
(1)	Dividends per share of common stock for 2019 included a special dividend of $5.35 per share.

	As of December 31,
	2023	2022	2021	2020	2019
Total assets	$440,602	367,772	279,098	247,037	244,671
Stockholders’ equity per outstanding common share	$68.91	56.51	49.10	43.06	38.62
Employees	333	338	308	317	282

General.

We have identified one reportable business segment based on the distinctness of our activities and products: Lime and Limestone Operations. All operations are in the United States. Operating profit from our Lime and Limestone Operations includes all of our selling, general and administrative costs. We do not allocate interest income and expense and other expense to our Lime and Limestone Operations.

Our Other operations relate to our natural gas interests, consisting of royalty and non-operated working interests under an oil and gas lease and a drillsite agreement with two separate operators related to our Johnson County, Texas property, located in the Barnett Shale Formation, on which Texas Lime conducts its lime and limestone operations. The carrying values of the long-lived assets related to our natural gas interests were $0.4 million as of December 31, 2023. Based on current production and pricing estimates, we believe that the carrying value of these assets will be recoverable in future periods.

Our revenues increased 19.1% in 2023 compared to 2022. Revenues from our Lime and Limestone Operations increased 20.0% in 2023, compared to 2022, primarily due to an increase in average selling prices for our lime and limestone products of 21.1%, partially offset by a 1.1% decrease in sales volume. This decrease in demand was primarily from our industrial, steel, and construction customers, partially offset by increased demand from our roofing, environmental, and oil and gas services customers.

Our gross profit increased 46.2% in 2023, compared to 2022. Gross profit from our Lime and Limestone Operations in 2023 increased 49.2%, compared to 2022, primarily due to the increased revenues discussed above, partially offset by increased lime and limestone production costs, principally from higher energy, labor, and parts and supplies costs.

Our other (income) expense, net was $7.9 million income in 2023, compared to $1.8 million income in 2022, an increase of $6.2 million. The increase in other income, net in 2023, compared to 2022, was due to higher interest rates earned on higher average balances in our cash and cash equivalents.

Our net income increased $29.1 million, or 64.1%, in 2023, compared to 2022. Net income per fully diluted share increased to $13.06 in 2023, compared to $8.00 in 2022.

Cash flows from operations enabled us to make $34.3 million of capital investments in 2023. It also enabled us to pay $4.6 million in dividends in 2023 and increase our cash balances to $188.0 million as of December 31, 2023, compared to $133.4 million as of December 31, 2022. As of December 31, 2023 and 2022, we had no debt outstanding.

On February 2, 2024, we announced that our Board of Directors had declared an increased regular quarterly cash dividend of $0.25 per share. The dividend is payable on March 15, 2024 to shareholders of record on February 23, 2024.

Absent a significant acquisition opportunity arising during 2024, we anticipate funding our operating and capital needs and our increased regular cash dividends from our cash balances on hand and cash flows from operations.

Lime and Limestone Operations.

In our Lime and Limestone Operations, we produce and sell crushed limestone, PLS, aggregate, quicklime, hydrated lime and lime slurry. The principal factors affecting our success are the level of demand and prices for our products and whether we are able to maintain sufficient production levels and product quality while controlling costs.

Inclement weather conditions, such as winter ice and snowstorms, freezing weather, hurricanes, tornadoes, and excessive rainfalls generally reduce the demand for lime and limestone products supplied to construction-related customers that account for a significant amount of our revenues. Inclement weather also interferes with our open-pit mining operations and can disrupt our plant production. In addition to weather, various maintenance, environmental, accident, and other operational and construction issues can also disrupt our operations and increase our operating expenses.

Demand for our lime and limestone products in our market areas is also affected by general economic conditions, the pace of construction, the demand for steel, the level of oil and gas drilling in our markets, the level of governmental and private funding for highway construction and infrastructure, and utility plant usage of coal for power generation. Demand for our lime and limestone products from our industrial, steel, and construction customers decreased in 2023; however, this was partially offset by increased demand from our roofing, environmental, and oil and gas services customers. Looking ahead, we anticipate that soft construction demand, particularly from commercial building, will continue through at least the first half 2024.

In 2023, we continued to experience rising production costs, especially energy, labor, and parts and supplies costs. As we progressed through 2023, many of the supply chain delays and disruptions that challenged us in the previous year began to resolve.

Texas continues to invest heavily in its transportation, including directing certain sales and use tax revenues, state motor vehicle sales and rental tax revenues, and oil and gas tax revenues to the State Highway Fund, as required under the Texas constitution. In its fiscal 2023, Texas transferred approximately $6.4 billion of such tax revenues to the State Highway Fund. Additionally, for future roadway projects outlined in the Texas Department of Transportation’s 2024 Unified Transportation Program, the state programmed a $15.5 billion increase in funding for a total of $100.6 billion in construction and major maintenance projects planned over the next 10 years. In 2021, the United States Congress passed the Infrastructure Investment and Jobs Act, which is estimated to apportion approximately $27.5 billion to Texas for federal-aid highway programs, of which $16.6 billion has been announced for roads, bridges, roadway safety, and major projects. With these funding sources, we would expect to see strong continued demand from our construction customers, but the timing and amount of any increase in demand is uncertain and subject to weather, political, economic, and other factors.

Our modernization and expansion and development projects and acquisitions in Texas, Arkansas, Oklahoma, and Missouri and our Texas slurry operations have positioned us to meet the demand for high-quality lime and limestone products in our markets. Our modernization and expansion and development projects have also equipped us with up-to-date, fuel-efficient plant facilities, which have resulted in lower production costs and greater operating efficiencies, thus enhancing our competitive position. All of our rotary kilns are now fuel-efficient preheater kilns, and the addition of the vertical kiln at St. Clair further increased the fuel efficiency of our fleet of kilns.

For our plants to operate at peak efficiency, we must meet operational challenges that arise from time to time, including bringing new facilities on-line and refurbishing and/or improving acquired facilities, including the facilities acquired as a result of our acquisitions of Carthage and Mill Creek, as well as operating existing facilities efficiently. We also incur ongoing costs for maintenance and to remain in compliance with rapidly changing Environmental Laws and health and safety and other regulations.

Our primary variable cost is energy. Prices for coal, petroleum coke, diesel, natural gas, electricity, transportation, and freight are volatile, and our energy costs increased substantially in 2023. In addition, our freight costs, including the cost of diesel, to deliver our products can be high relative to the value of our products.

Historically, we have been able to mitigate to some degree the impact of volatile energy costs by varying the mixes of fuel used in our kilns, and by passing on some of any increase in costs to our customers, where possible, through higher prices and/or surcharges on certain products. In addition, we continually look for other ways to better manage our energy costs at our plants. Finally, we have not engaged in any significant hedging activity in an effort to control our energy costs but may do so in the future.

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

We continue to believe the enhanced efficiency and production capacity resulting from our modernization and expansion and development projects in Texas, Arkansas, and Oklahoma, our expanded slurry operations, our acquisitions, including the acquisitions of Carthage and Mill Creek, and the operational strategies we have implemented have allowed us to increase our efficiency, grow production capacity, improve product quality, better serve existing customers, attract new customers, and control costs. However, there can be no assurance that demand and prices for our lime and limestone products will enable us to fully utilize our additional production capacity, nor that our production will not be adversely affected by weather, maintenance, environmental, accident, cybersecurity, and other operational and construction issues; that we can successfully invest in improvements to our existing facilities and acquisitions; that our results will not be adversely affected by increases in fuel, natural gas, electricity, transportation and freight costs, taxes, or new environmental, health and safety, or other regulatory requirements; or that, with increasing competition with other lime and limestone producers, our revenues, gross profit, net income, and cash flows can be maintained or improved.

Other.

Revenues in 2023 included $1.1 million from our natural gas interests, compared to $2.7 million in 2022. Gross (loss) profit from our natural gas interests was a $38 thousand loss in 2023, compared to a $1.4 million profit in 2022.

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

Contingencies. We are party to proceedings, lawsuits, and claims arising in the normal course of business relating to regulatory, labor, product, and other matters. We are required to estimate the likelihood of any adverse judgments or outcomes with respect to these matters, as well as potential ranges of possible losses. A determination of the amount of reserves required, if any, for these contingencies is made after careful analysis of each individual matter, including coverage under our insurance policies. This determination may change in the future because of new information or developments.

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

Environmental costs and liabilities. We record environmental accruals, including accrued reclamation costs, in other liabilities, based on studies and estimates, when it is probable we have incurred a reasonably estimable cost or liability. The accruals are adjusted when further information warrants an adjustment. Environmental expenditures that extend the life, increase the capacity, or improve the safety or efficiency of Company-owned assets or are incurred to mitigate or prevent future possible environmental issues are capitalized. Other environmental costs are expensed when incurred.

RESULTS OF OPERATIONS.

The following table sets forth certain financial information expressed as a percentage of revenues for the three years ended December 31, 2023:

	Year Ended December 31,
	2023	2022	2021
Lime and limestone revenues	99.6%	98.8%	99.0%
Other revenues	0.4	1.2	1.0
Total revenues	100.0	100.0	100.0
Cost of revenues
Labor and other operating expenses	(55.1)	(60.9)	(57.8)
Depreciation, depletion and amortization	(8.3)	(9.3)	(10.9)
Gross profit	36.6	29.8	31.3
Selling, general and administrative expenses	(6.2)	(6.6)	(6.8)
Operating profit	30.4	23.2	24.5
Other income, net	2.8	0.7	0.1
Income tax expense	(6.7)	(4.7)	(5.0)
Net income	26.5%	19.2%	19.6%

2023 vs. 2022

Our revenues for 2023 increased to $281.3 million from $236.2 million in 2022, an increase of $45.2 million, or 19.1%. Revenues from our Lime and Limestone Operations in 2023 increased $46.8 million, or 20.0%, to $280.2 million from $233.4 million in 2022. The increase in revenues from our Lime and Limestone Operations in 2023 was due to a 21.1% increase in average selling prices for our lime and limestone products, partially offset by a 1.1% decrease in sales volumes. The decrease in sales volumes was principally due to decreased demand from our industrial, steel, and construction customers, partially offset by increased demand from our roofing, environmental, and oil and gas services customers. Other revenues included $1.1 million and $2.7 million in 2023 and 2022, respectively, from our natural gas interests.

Our gross profit increased to $102.9 million for 2023 from $70.3 million in 2022, an increase of $32.5 million, or 46.2%. Gross profit from our Lime and Limestone Operations in 2023 was $102.9 million, compared to $69.0 million in 2022, an increase of $34.0 million, or 49.2%. The increase in gross profit in 2023, compared to 2022, resulted primarily from the increased revenues discussed above, partially offset by increased lime and limestone production costs, principally from higher energy, labor, and parts and supplies costs. Gross profit also included a $38 thousand loss and $1.4 million profit in 2023 and 2022, respectively, from our natural gas interests.

Selling, general and administrative expenses (“SG&A”) increased to $17.4 million for 2023, an increase of $1.9 million, or 12.1%, compared to $15.6 million in 2022. As a percentage of revenues, SG&A was 6.2% in 2023, compared to 6.6% in 2022. The increase in SG&A was primarily due to increased personnel expenses in 2023, compared to 2022.

Other (income) expense, net was $7.9 million income in 2023, compared to $1.8 million income in 2022, an increase of $6.2 million. The increase in other income, net in 2023 compared to 2022, was due to higher interest rates earned on higher average balances in our cash and cash equivalents.

Income tax expense was $18.8 million in 2023, for an effective rate of 20.2%, compared to $11.1 million in 2022, for an effective rate of 19.7%, an increase of $7.7 million, primarily due to the increase in income before taxes in 2023, compared to 2022. Our effective income tax rates for 2023 and 2022 were reduced from the statutory rate primarily due to statutory depletion in excess of basis.

Net income increased to $74.5 million ($13.06 per share diluted) in 2023, compared to $45.4 million ($8.00 per share diluted) in 2022, an increase of $29.1 million, or 64.1%.

2022 vs. 2021

Our revenues for 2022 increased to $236.2 million from $189.3 million in 2021, an increase of $46.9 million, or 24.8%. Revenues from our Lime and Limestone Operations in 2022 increased $46.1 million, or 24.6%, to $233.4 million from $187.4 million in 2021. The increase in revenues from our Lime and Limestone Operations in 2022 was primarily due to a 14.0% increase in sales volumes of our lime and limestone products, principally to our construction, oil and gas services, and steel customers. In addition, we realized a 10.6% increase in average selling prices for our lime and limestone products in 2022, compared to 2021. Other revenues included $2.7 million and $1.9 million in 2022 and 2021, respectively, from our natural gas interests.

Our gross profit increased to $70.3 million for 2022 from $59.3 million for 2021, an increase of $11.1 million, or 18.7%. Gross profit from our Lime and Limestone Operations for 2022 was $69.0 million, compared to $58.7 million in 2021, an increase of $10.3 million, or 17.6%. The increase in gross profit in 2022, compared to 2021, resulted primarily from the increased revenues discussed above, partially offset by increased lime and limestone production costs, principally from higher transportation, energy, labor, and supplies costs. Gross profit also included $1.4 million and $0.6 million in 2022 and 2021, respectively, from our natural gas interests.

SG&A increased to $15.6 million for 2022, an increase of $2.7 million, or 21.1%, compared to $12.8 million for 2021. As a percentage of revenues, SG&A was 6.6% in 2022, compared to 6.8% in 2021. The increase in SG&A was primarily due to increased personnel expenses in 2022, compared to 2021.

Other (income) expense, net was $1.8 million income in 2022, compared to $0.1 million income in 2021, an increase of $1.7 million, or 1,661.4%. The increase in other income, net in 2022, compared to 2021, was due to higher interest rates on higher average balances in our cash and cash equivalents.

Income tax expense was $11.1 million in 2022, for an effective rate of 19.7%, compared to $9.5 million in 2021, for an effective rate of 20.4%, an increase of $1.7 million, primarily due to the increase in income before taxes in 2022, compared to 2021. Our effective income tax rates for 2022 and 2021 were reduced from the statutory rate primarily due to statutory depletion in excess of basis.

Net income increased to $45.4 million ($8.00 per share diluted) in 2022, compared to $37.0 million ($6.54 per share diluted) in 2021, an increase of $8.4 million, or 22.6%.

Summary of Quarterly Financial Data

(dollars in thousands except per share amounts)

	2023
	March 31,	June 30,	September 30,	December 31,
Revenues
Lime and limestone operations	$66,538	$73,688	$74,582	$65,394
Other	239	295	296	298
	$66,777	$73,983	$74,878	$65,692
Gross profit (loss)
Lime and limestone operations	$24,058	$27,121	$28,160	$23,566
Other	(66)	10	(5)	23
	$23,992	$27,131	$28,155	$23,589

Net income	$17,104	$19,712	$20,733	$17,000
Basic income per common share	$3.01	$3.46	$3.64	$2.98
Diluted income per common share	$3.00	$3.45	$3.63	$2.98

	2022
	March 31,	June 30,	September 30,	December 31,
Revenues
Lime and limestone operations	$50,296	$59,613	$65,699	$57,813
Other	613	879	758	479
	$50,909	$60,492	$66,457	$58,292
Gross profit
Lime and limestone operations	$14,197	$15,975	$22,166	$16,613
Other	270	506	424	191
	$14,467	$16,481	$22,590	$16,804

Net income	$8,668	$10,238	$15,726	$10,797
Basic income per common share	$1.53	$1.80	$2.77	$1.90
Diluted income per common share	$1.53	$1.80	$2.77	$1.90

FINANCIAL CONDITION.

Capital Requirements. We require capital primarily for normal recurring capital and re-equipping projects, modernization and expansion and development projects, and acquisitions. Our capital needs are expected to be met principally from cash on hand, cash flows from operations, and our $75.0 million revolving credit facility.

We expect to spend approximately $22.0 million per year over the next several years in our Lime and Limestone Operations for normal recurring capital and re-equipping projects at our plants and facilities to maintain or improve efficiency, ensure compliance with Environmental Laws, meet customer needs, and reduce costs. As of December 31, 2023, we had $1.3 million in open orders for equipment and construction contracts for our Lime and Limestone Operations.

Liquidity and Capital Resources. Net cash provided by operating activities was $92.3 million in 2023, compared to $64.4 million in 2022, an increase of $27.9 million, or 43.3%. Our net cash provided by operating activities is composed of net income, depreciation, depletion and amortization (“DD&A”), other non-cash items included in net income, and changes in working capital. In 2023, net cash provided by operating activities was principally composed of $74.5 million net income, $23.8 million DD&A, and $3.2 million stock-based compensation, partially offset by a $0.9 million decrease in deferred income taxes and an $8.8 million decrease from changes in working capital. In 2023, the changes in working capital were principally composed of a $4.5 million increase in trade receivables, net, primarily as a result of increased sales in the fourth quarter 2023, compared to the fourth quarter 2022, a $4.7 million increase in inventories, primarily due to increases in the volume of our solid fuel stockpiles and the costs of our supply of critical parts, and a $1.1 million increase in prepaid expenses and other current assets, partially offset by a $1.7 million increase in accounts payable and accrued expenses. In 2022, net cash provided by operating activities was principally composed of $45.4 million net income, $22.2 million DD&A, $2.5 million increase in deferred income taxes, and $2.6 million stock-based compensation, partially offset by an $8.1 million decrease from changes in working capital. In 2022, the changes in working capital were principally composed of a $6.4 million increase in trade receivables, net, primarily as a result of increased sales in the fourth quarter 2022, compared to the fourth quarter 2021, and a $4.3 million increase in inventories, primarily due to increases in the cost and volume of our solid fuel stockpiles and our supply of critical parts, partially offset by a $2.8 million increase in accounts payable and accrued expenses, and other liabilities.

Net cash used in investing activities was $32.0 million for 2023, compared to $31.2 million for 2022. Net cash used in investing activities for 2023 included $11.0 million for real property purchases. Net cash used in investing activities for 2022 included $5.6 million for the acquisition of Mill Creek and an additional $3.5 million of capital investments in the Mill Creek facility, $4.1 million for real property purchases, and $3.0 million for development of the Love Hollow Quarry and its connection to the Batesville plant. During 2022, we experienced increased costs associated with our normal recurring capital and re-equipping projects at our plants and facilities, as part of the overall inflationary environment. In 2023, we began to experience an increase in DD&A expense associated with higher recurring capital and re-equipping projects, which we expect will continue in future periods.

Net cash used in financing activities primarily consisted of $4.6 million for dividend payments and $1.3 million to repurchase shares of our common stock in 2023, compared to $4.5 million for dividend payments and $0.8 million to repurchase shares of our common stock in 2022.

Our cash and cash equivalents at December 31, 2023 increased to $188.0 million from $133.4 million at December 31, 2022.

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

We may pay dividends so long as we remain in compliance with the provisions of our credit agreement, and we may purchase, redeem, or otherwise acquire shares of our common stock so long as our pro forma Cash Flow Leverage Ratio is less than 3.00 to 1.00 and no default or event of default exists or would exist after giving effect to such stock repurchase.

At December 31, 2023, we had no debt outstanding and no draws on the Revolving Facility other than $0.5 million of letters of credit, which count as draws against the available commitment under the Revolving Facility.

Common Stock Buybacks. We spent $1.3 million, $0.8 million, and $0.7 million in 2023, 2022, and 2021, respectively, to repurchase treasury shares tendered for payment of the exercise price for stock options and the tax withholding liability upon the lapse of restrictions on restricted stock.

Contractual Obligations. The following table sets forth our contractual obligations as of December 31, 2023 (in thousands):

	Payments Due by Period
					More Than
Contractual Obligations	Total	1 Year	2 - 3 Years	4 - 5 Years	5 Years
Operating leases(1)	$5,872	1,721	2,723	1,328	100
Limestone mineral leases	$2,267	97	194	302	1,674
Purchase obligations(2)(3)	$23,687	21,073	2,614	—	—
Other liabilities	$1,548	120	240	240	948
Total	$33,374	23,011	5,771	1,870	2,722
(1)	Represents operating leases for railcars, corporate office space, and some equipment that are either non-cancelable or subject to significant penalty upon cancellation.
(2)	Of these obligations, $1,196 were recorded on the Consolidated Balance Sheet at December 31, 2023.
(3)	Purchase obligations includes enforceable agreements to purchase goods or services that specify all significant terms, including fixed or minimum quantities to be purchased, generally pertaining to fuel contracts, fixed-price provisions, and the approximate timing of the transaction, and are either non-cancelable or subject to significant penalty upon cancellation.

Absent a significant acquisition, we believe that cash on hand and cash flows from operations will be sufficient to meet our operating needs, ongoing capital needs, including our current and possible future modernization and expansion and development projects, and liquidity needs and allow us to pay our increased regular cash dividends for the near future.

Off-Balance Sheet Arrangements. We do not utilize off-balance sheet financing arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

INTEREST RATE RISK.

We could be exposed to changes in interest rates, primarily as a result of floating interest rates on the Revolving Facility. There was no outstanding balance on the Revolving Facility subject to interest rate risk at December 31, 2023. Any future borrowings under the Revolving Facility would be subject to interest rate risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders United States Lime & Minerals, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of United States Lime & Minerals, Inc. (a Texas corporation) and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 29, 2024 expressed an unqualified opinion.

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

Critical audit matters

The critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2005.

Dallas, Texas
February 29, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders United States Lime & Minerals, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of United States Lime & Minerals, Inc. (a Texas corporation) and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2023, and our report dated February 29, 2024 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

Dallas, Texas
February 29, 2024

United States Lime & Minerals, Inc.

Consolidated Balance Sheets

(dollars in thousands, except share and per share amounts)

	December 31,	December 31,
	2023	2022
ASSETS
Current assets
Cash and cash equivalents	$187,964	$133,384
Trade receivables, net	38,052	33,592
Inventories	24,313	19,579
Prepaid expenses and other current assets	4,640	3,435
Total current assets	254,969	189,990
Property, plant and equipment
Mineral reserves and land	59,307	48,586
Proved natural gas properties, successful-efforts method	15,934	15,934
Buildings and building and leasehold improvements	10,732	9,588
Machinery and equipment	374,000	359,123
Furniture and fixtures	1,312	1,312
Automotive equipment	8,313	7,054
Property, plant and equipment	469,598	441,597
Less accumulated depreciation and depletion	(289,803)	(269,627)
Property, plant and equipment, net	179,795	171,970
Operating lease right-of-use assets	5,273	5,372
Other assets, net	565	440
Total assets	$440,602	$367,772
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$7,404	$7,725
Current portion of operating lease liabilities	1,582	1,411
Accrued expenses	8,505	6,401
Total current liabilities	17,491	15,537
Deferred tax liabilities, net	24,659	25,582
Operating lease liabilities, excluding current portion	3,919	4,129
Other liabilities	1,429	1,436
Total liabilities	47,498	46,684
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock, $5.00 par value; authorized 500,000 shares; none issued or outstanding	—	—
Common stock, $0.10 par value; authorized 30,000,000 shares; 6,731,207 and 6,703,166 shares issued at December 31, 2023 and 2022, respectively	674	671
Additional paid-in capital	37,820	34,528
Retained earnings	412,499	342,504
Less treasury stock, 1,026,651 and 1,021,087 shares at December 31, 2023 and 2022, respectively, at cost	(57,889)	(56,615)
Total stockholders’ equity	393,104	321,088
Total liabilities and stockholders’ equity	$440,602	$367,772

The accompanying notes are an integral part of these consolidated financial statements.

United States Lime & Minerals, Inc.

Consolidated Statements of Income

(dollars in thousands, except per share amounts)

	Years Ended December 31,
	2023	2022	2021
Revenues	$281,330	$236,150	$189,255
Cost of revenues
Labor and other operating expenses	154,930	143,887	109,365
Depreciation, depletion and amortization	23,533	21,921	20,630
	178,463	165,808	129,995
Gross profit	102,867	70,342	59,260
Selling, general and administrative expenses	17,445	15,559	12,843
Operating profit	85,422	54,783	46,417

Other (income) expense, net	(7,940)	(1,779)	(101)
Income before income tax expense	93,362	56,562	46,518
Income tax expense	18,813	11,133	9,473
Net income	$74,549	$45,429	$37,045
Net income per share of common stock
Basic	$13.10	$8.01	$6.55
Diluted	$13.06	$8.00	$6.54

The accompanying notes are an integral part of these consolidated financial statements

United States Lime & Minerals, Inc.

Consolidated Statements of Stockholders’ Equity

(dollars in thousands)

	Common Stock		Additional
	Shares		Paid-In	Retained	Treasury
	Outstanding	Amount	Capital	Earnings	Stock	Total
Balances at December 31, 2020	5,648,084	$666	$29,457	$268,186	$(55,117)	$243,192
Stock options exercised	5,310	1	83	—	—	84
Stock-based compensation	18,279	2	2,234	—	—	2,236
Treasury shares purchased	(5,661)	—	—	—	(731)	(731)
Cash dividends paid	—	—	—	(3,620)	—	(3,620)
Net income	—	—	—	37,045	—	37,045
Balances at December 31, 2021	5,666,012	669	31,774	301,611	(55,848)	278,206
Stock options exercised	2,400	—	120	—	—	120
Stock-based compensation	19,297	2	2,634	—	—	2,636
Treasury shares purchased	(5,630)	—	—	—	(767)	(767)
Cash dividends paid	—	—	—	(4,536)	—	(4,536)
Net income	—	—	—	45,429	—	45,429
Balances at December 31, 2022	5,682,079	671	34,528	342,504	(56,615)	321,088
Stock options exercised	9,288	1	112	—	—	113
Stock-based compensation	18,753	2	3,180	—	—	3,182
Treasury shares purchased	(5,564)	—	—	—	(1,274)	(1,274)
Cash dividends paid	—	—	—	(4,554)	—	(4,554)
Net income	—	—	—	74,549	—	74,549
Balances at December 31, 2023	5,704,556	$674	$37,820	$412,499	$(57,889)	$393,104

The accompanying notes are an integral part of these consolidated financial statements.

United States Lime & Minerals, Inc.

Consolidated Statements of Cash Flows

(dollars in thousands)

	2023	2022	2021
OPERATING ACTIVITIES:
Net income	$74,549	$45,429	$37,045
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	23,827	22,199	20,898
Amortization of deferred financing costs	17	2	6
Deferred income taxes	(923)	2,527	1,524
Loss (gain) on disposition of property, plant and equipment	363	(312)	10
Stock-based compensation	3,182	2,636	2,236
Changes in operating assets and liabilities:
Trade receivables, net	(4,460)	(6,438)	(3,736)
Inventories	(4,734)	(4,294)	94
Prepaid expenses and other current assets	(1,140)	(191)	(999)
Other assets	(142)	8	(41)
Accounts payable and accrued expenses	1,666	2,701	(1,101)
Other liabilities	54	96	(247)
Net cash provided by operating activities	92,259	64,363	55,689
INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(34,250)	(26,815)	(29,914)
Acquisition of a business, net of cash acquired	—	(5,630)	—
Proceeds from sale of property, plant and equipment	2,286	1,294	285
Net cash used in investing activities	(31,964)	(31,151)	(29,629)
FINANCING ACTIVITIES:
Cash dividends paid	(4,554)	(4,536)	(3,620)
Proceeds from exercise of stock options	113	120	84
Purchase of treasury shares	(1,274)	(767)	(731)
Net cash used in financing activities	(5,715)	(5,183)	(4,267)
Net increase in cash and cash equivalents	54,580	28,029	21,793
Cash and cash equivalents at beginning of period	133,384	105,355	83,562
Cash and cash equivalents at end of period	$187,964	$133,384	$105,355

The accompanying notes are an integral part of these consolidated financial statements.

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share amounts)

Years Ended December 31, 2023, 2022 and 2021

(1) Summary of Significant Accounting Policies

(a)         Organization and Presentation

United States Lime & Minerals, Inc. (the “Company”) is a manufacturer of lime and limestone products, supplying primarily the construction (including highway, road, and building contractors), industrial (including paper and glass manufacturers), metals (including steel producers), environmental (including municipal sanitation and water treatment facilities and flue gas treatment processes), roof shingle manufacturers, oil and gas services, and agriculture (including poultry producers) industries. The Company is headquartered in Dallas, Texas and operates lime and limestone plants and distribution facilities in Arkansas, Colorado, Louisiana, Missouri, Oklahoma, and Texas through its wholly owned subsidiaries, Arkansas Lime Company, ART Quarry TRS LLC (DBA Carthage Crushed Limestone), Colorado Lime Company, Mill Creek Dolomite, LLC, Texas Lime Company, U.S. Lime Company, U.S. Lime Company-Shreveport, U.S. Lime Company-St. Clair, and U.S. Lime Company-Transportation. In addition, the Company, through its wholly owned subsidiary, U.S. Lime Company-O & G, LLC, has royalty and non-operated working interests in natural gas wells located in Johnson County, Texas, in the Barnett Shale Formation.

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

	Years Ended December 31,
	2023	2022	2021
Cash paid during the year for:
Interest	$196	$113	$151
Income taxes	$17,994	$7,827	$9,483

(e)         Revenue Recognition

The Company recognizes revenue for its Lime and Limestone Operations when (i) a contract with the customer exists and the performance obligations are identified; (ii) the price has been established; and (iii) the performance obligations have been satisfied, which is at a point in time, generally upon shipment. Revenues include external freight billed to customers with related costs accounted for as fulfillment costs and included in cost of revenues. The Company’s returns and allowances are minimal. External freight billed to customers

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share amounts)

Years Ended December 31, 2023, 2022 and 2021

included in revenues was $46,270, $44,233, and $34,307 for 2023, 2022, and 2021, respectively, which approximates the amount of external freight included in cost of revenues. Sales taxes billed to customers are not included in revenues. For its natural gas interests, the Company recognizes revenue in the month of production and delivery.

The Company operates its Lime and Limestone Operations within a single geographic region and derives all revenues from that segment from the sale of lime and limestone products. See Note 9 for disaggregation of revenues by the Lime and Limestone Operations segment and Other, which the Company believes best depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.

(f)         Fair Values of Financial Instruments

Fair value is defined as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” The carrying values of cash and cash equivalents, trade receivables, other current assets, accounts payable, and accrued expenses approximate fair value due to the short maturities of these instruments.

(g)         Concentration of Credit Risk and Trade Receivables

Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash and cash equivalents and trade receivables. The Company places its cash and cash equivalents with high-credit quality financial institutions and in highly rated commercial paper or United States Treasury bills and notes with maturities, at the time of purchase, of three months or less. The Company’s cash and cash equivalents at commercial banking institutions normally exceed federally insured limits.

The majority of the Company’s trade receivables are unsecured. Payment terms for all trade receivables are based on the underlying purchase orders, contracts, or purchase agreements, and are generally fixed, short-term, and do not contain a significant financing component. The Company estimates credit losses relating to trade receivables based on an assessment of the current and forecasted probability of collection, historical trends, economic conditions, and other significant events that may impact the collectability of accounts receivables. Due to the relatively homogenous nature of its trade receivables, the Company does not believe there is any meaningful asset-specific differences within its accounts receivable portfolio that would require the portfolio to be grouped below the consolidated level for review of credit losses. Credit losses relating to trade receivables have generally been within management expectations and historical trends. Uncollected trade receivables are charged-off when identified by management to be unrecoverable. Trade receivables are presented net of the related estimated credit losses, which totaled $575 and $550 at December 31, 2023 and 2022, respectively. Additions, adjustments for expected credit loss factors, and write-offs to the Company’s estimated credit losses during the years ended December 31 were as follows:

	2023	2022
Beginning balance	$550	$450
Additions	49	108
Adjustments for expected credit loss factors	—	—
Write-offs	(24)	(8)
Ending balance	$575	$550

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share amounts)

Years Ended December 31, 2023, 2022 and 2021

(h)         Inventories

Inventories are valued principally at the lower of cost, determined using the average cost method, or net realizable value. Costs for raw materials and finished goods include materials, labor, and production overhead. A summary of inventories is as follows:

	December 31,
	2023	2022
Lime and limestone inventories:
Raw materials	$7,834	$5,506
Finished goods	3,107	2,951
	10,941	8,457
Parts inventories	13,372	11,122
	$24,313	$19,579

(i)         Property, Plant and Equipment

For major constructed assets, the capitalized cost includes the price paid by the Company for labor and materials plus interest and internal and external project management costs that are directly related to the constructed assets. Machinery and equipment at December 31, 2023 and 2022 included $6,001 and $6,534, respectively, of construction in progress for various capital projects. No interest costs were capitalized for the years ended December 31, 2023 and 2022. At December 31, 2023 and 2022, accounts payable and accrued expenses included $1,196 and $1,079, respectively, of capitalized costs. Selling, general, and administrative expenses included depreciation expense of $294, $278, and $268 in 2023, 2022, and 2021, respectively. Depreciation of property, plant and equipment is being provided for by the straight-line method over estimated useful lives as follows:

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

The Company expenses all exploration costs as incurred, as well as costs incurred at an operating quarry or mine, other than capital expenditures and inventory. Costs to acquire mineral reserves are capitalized upon acquisition. Development costs incurred to develop new mineral reserves, to expand the capacity of a quarry or mine, or to develop quarry or mine areas substantially in advance of current production are capitalized once proven and probable reserves exist and can be economically produced. For each quarry or mine, capitalized costs to acquire and develop mineral reserves are depleted using the units-of-production method based on the proven and probable reserves for such quarry or mine.

The Company reviews its long-lived assets for impairment and, when events or circumstances indicate the carrying amount of an asset may not be recoverable, the Company determines if impairment of value exists. If the estimated undiscounted future net cash flows are less than the carrying amount of the asset, an impairment exists, and an impairment loss must be calculated and recorded. If an impairment exists, the impairment loss is calculated based on the excess of the carrying amount of the asset over the asset’s fair value. Any impairment

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share amounts)

Years Ended December 31, 2023, 2022 and 2021

loss is treated as a permanent reduction in the carrying value of the asset. The Company had no impairments in the years presented in the financial statements.

(j)         Asset Retirement Obligations

The Company recognizes legal obligations for reclamation and remediation associated with the retirement of long-lived assets at their fair value at the time the obligations are incurred (“AROs”). Over time, the liability for AROs is recorded at its present value each period through accretion expense, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, the Company either settles the AROs for the recorded amount or recognizes a gain or loss. The Company’s AROs of $1,548 and $1,556 as of December 31, 2023 and 2022, respectively, are included in Other liabilities and Accrued expenses on the Company’s Consolidated Balance Sheets. As of December 31, 2023, assets, net of accumulated depreciation, associated with the Company’s AROs totaled $603. During 2023 and 2022, the Company spent $36 and $24, respectively, on its AROs, and recognized accretion expense of $99, $97, and $92 in 2023, 2022 and 2021, respectively, on its AROs.

The AROs were estimated based on studies and the Company’s process knowledge and estimates and are discounted using a credit adjusted risk-free interest rate. The AROs are adjusted when further information warrants an adjustment. The Company estimates annual expenditures of approximately $100 per year in years 2024 through 2028 relating to its AROs.

(k)          Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2023	2022
Personnel related expenses	$4,073	$2,970
Income taxes	2,010	237
Other taxes	1,112	1,208
Utilities	944	1,207
Other	366	779
	$8,505	$6,401

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

The Company incurred capital expenditures related to environmental matters of $1,456 in 2023, $779 in 2022, and $665 in 2021.

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share amounts)

Years Ended December 31, 2023, 2022 and 2021

(m)         Income and Dividends Per Share of Common Stock

The following table sets forth the computation of basic and diluted income per common share:

	Years Ended December 31,
	2023	2022	2021
Net income for basic and diluted income per common share	$74,549	$45,429	$37,045
Weighted-average shares for basic income per common share	5,692,391	5,671,960	5,656,367
Effect of dilutive securities:
Employee and director stock options(1)	14,285	8,449	11,992
Adjusted weighted-average shares and assumed exercises for diluted income per common share	5,706,676	5,680,409	5,668,359
Basic net income per common share	$13.10	$8.01	$6.55
Diluted net income per common share	$13.06	$8.00	$6.54
(1)	Excludes 1,875, 16,125, and 600 stock options in 2023, 2022, and 2021, respectively, as antidilutive because the exercise price exceeded the average per share market price for the periods presented.

The Company paid $0.80, $0.80, and $0.64 of cash dividends per share of common stock in 2023, 2022, and 2021, respectively.

(n)         Stock-Based Compensation

The Company expenses all stock-based payments to employees and directors, including grants of stock options and restricted stock, in the Company’s Consolidated Statements of Income based on their fair values. Compensation cost is recognized on a straight-line basis over the vesting period.

(o)         Income Taxes

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

(p) New Accounting Pronouncements

Segment Reporting – In November 2023, the Financial Accounting Standards Board (the “FASB”) issued guidance that expands segment disclosures for public entities, including requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), the title and position of the CODM and an explanation of how the CODM uses reported measures of segment profit or loss in assessing segment performance and allocating resources. The new guidance also expands disclosures about a reportable segment’s profit or loss and assets in interim periods and clarifies that a public entity may report

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share amounts)

Years Ended December 31, 2023, 2022 and 2021

additional measures of segment profit if the CODM uses more than one measure of a segment’s profit or loss. The new guidance does not remove existing segment disclosure requirements or change how a public entity identifies its operating segments, aggregates those operating segments, or determines its reportable segments. The guidance is effective for fiscal years beginning after December 15, 2023, and subsequent interim periods with early adoption permitted, and requires retrospective application to all prior periods presented in the financial statements.  The Company is currently evaluating the impact this new guidance will have on its financial statements and disclosures.

Improvements to Income Tax Disclosures – In December 2023, the FASB issued guidance that expands income tax disclosures for public entities, including requiring enhanced disclosures related to the rate reconciliation and income taxes paid information. The guidance is effective for annual disclosures for fiscal years beginning after December 15, 2024, with early adoption permitted. The guidance should be applied on a prospective basis, with retrospective application to all prior periods presented in the financial statements permitted.  The Company is currently evaluating the impact this new guidance will have on it financial statements and disclosures.

(2) Banking Facilities and Debt

The Company’s credit agreement with Wells Fargo Bank, N.A. (the “Lender”), as amended as of August 3, 2023, provides for a $75,000 revolving credit facility (the “Revolving Facility”) and an incremental four-year accordion feature to borrow up to an additional $50,000 on the same terms, subject to approval by the Lender or another lender selected by the Company. The credit agreement also provides for a $10,000 letter of credit sublimit under the Revolving Facility. The Revolving Facility and any incremental loans mature on August 3, 2028.

Interest rates on the Revolving Facility are, at the Company’s option, SOFR, plus a SOFR adjustment rate of 0.10%, plus a margin of 1.000% to 2.000%, or the Lender’s Prime Rate, plus a margin of 0.000% to 1.000%, and a commitment fee range of 0.225% to 0.350% on the undrawn portion of the Revolving Facility. The Revolving Facility interest rate margins and commitment fee are determined quarterly in accordance with a pricing grid based upon the Company’s Cash Flow Leverage Ratio, defined as the ratio of the Company’s total funded senior indebtedness to earnings before interest, taxes, depreciation, depletion, amortization, and stock-based compensation expense (“EBITDA”) for the 12 months ended on the last day of the most recent calendar quarter, plus pro forma EBITDA from any businesses acquired during the period. Pursuant to a security agreement, dated August 25, 2004, the Revolving Facility is secured by the Company’s existing and hereafter acquired tangible assets, intangible assets, and real property. The maturity of the Revolving Facility and any incremental loans can be accelerated if any event of default, as defined under the credit agreement, occurs. The Company’s maximum Cash Flow Leverage Ratio is 3.50 to 1.

The Company may pay dividends so long as it remains in compliance with the provisions of the Company’s credit agreement, and may purchase, redeem, or otherwise acquire shares of its common stock so long as its pro forma Cash Flow Leverage Ratio is less than 3.00 to 1.00 and no default or event of default exists or would exist after giving effect to such stock repurchase.

The Company had no debt outstanding at December 31, 2023 or 2022. The Company had $541 of letters of credit issued at December 31, 2023, which count as draws against the available commitment under the Revolving Facility.

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share amounts)

Years Ended December 31, 2023, 2022 and 2021

(3) Leases

The Company has operating leases for the use of equipment, corporate office space, and some of its terminal and distribution facilities. The leases have remaining lease terms of 0 to 7 years, with a weighted-average remaining lease term of 4 years at December 31, 2023. Some operating leases include options to extend the leases for up to 5 years. The Company’s lease calculations include the impact of options to extend when it is reasonably certain the Company will exercise the option. The Company used a weighted-average discount rate of 6.2% and 3.0% for leases entered into during 2023 and 2022, respectively. The components of net operating lease costs for 2023, 2022, and 2021 were as follows (in thousands):

		Year Ended December 31,
	Classification	2023	2022	2021
Operating lease costs(1)	Cost of revenues	$3,090	$2,374	$1,552
Operating lease costs(1)	Selling, general and administrative expenses	216	275	243
Rental revenues	Revenues	(470)	(419)	(137)
Rental revenues	Other (income) expense, net	(91)	(70)	(89)
Net operating lease costs		$2,745	$2,160	$1,569
(1)	Includes the costs of leases with a term of one year or less.

As of December 31, 2023, future minimum payments under operating leases that were either non-cancelable or subject to significant penalty upon cancellation, including future minimum payments under renewal options that the Company is reasonably certain to exercise, were as follows (in thousands):

2024	$1,721
2025	1,386
2026	1,337
2027	924
2028	404
Thereafter	100
Total future minimum lease payments	5,872
Less imputed interest	(371)
Present value of lease liabilities	$5,501

Supplemental cash flow information pertaining to the Company’s leasing activity for the years ended December 31, 2023, 2022 and 2021 was as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Cash payments for lease liabilities included in operating cash flows	$1,641	$1,660	$1,420
Right-of-use assets obtained in exchange for operating lease obligations	$1,286	$3,456	$2,377

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share amounts)

Years Ended December 31, 2023, 2022 and 2021

(4) Income Taxes

Income tax expense (benefit) for the years ended December 31 was as follows:

	2023	2022	2021
Current income tax expense	$19,736	$8,606	$7,949
Deferred income tax (benefit) expense	(923)	2,527	1,524
Income tax expense	$18,813	$11,133	$9,473

A reconciliation of income taxes computed at the federal statutory rate to income tax expense for the years ended December 31 is as follows:

	2023		2022		2021
		Percent of		Percent of		Percent of
		Pretax		Pretax		Pretax
	Amount	Income	Amount	Income	Amount	Income
Income taxes computed at the federal statutory rate	$19,606	21.0%	$11,878	21.0%	$9,769	21.0%
(Reduction) increase in taxes resulting from:
Statutory depletion in excess of basis	(2,172)	(2.3)	(1,869)	(3.3)	(1,389)	(3.0)
State income taxes, net of federal income tax benefit	1,144	1.2	557	1.0	462	1.0
Disallowed executive compensation	818	0.9	493	0.9	456	1.0
Stock-based compensation	(218)	(0.2)	33	—	(35)	(0.1)
Other	(365)	(0.4)	41	0.1	210	0.5
Income tax expense	$18,813	20.2%	$11,133	19.7%	$9,473	20.4%

Components of the Company’s deferred tax liabilities and assets are as follows:

	December 31,	December 31,
	2023	2022
Deferred tax liabilities
Lime and limestone property, plant and equipment	$25,120	$25,703
Operating lease right-of-use assets	1,195	1,238
Natural gas interests drilling costs and equipment	87	259
	26,402	27,200
Deferred tax assets
Operating lease liabilities	1,247	1,276
Other	496	342
	1,743	1,618
Deferred tax liabilities, net	$24,659	$25,582

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share amounts)

Years Ended December 31, 2023, 2022 and 2021

Current income taxes are classified on the Company’s Consolidated Balance Sheets as follows:

	December 31,	December 31,
	2023	2022
Prepaid expenses and other current assets	$—	$—
Accrued expenses	$2,010	$237

The Company had no federal net operating loss carry forwards at December 31, 2023. The Company reduces deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is “more likely than not” that some portion or all of the deferred tax assets will not be realized. Deferred tax assets are considered fully recognizable because of the Company’s recent income history and expectations of income in the future. The Company’s federal income tax returns for the year ended December 31, 2020 and subsequent years remain subject to examination. The Company’s income tax returns in certain state income tax jurisdictions remain subject to examination for various periods for the year ended December 31, 2019 and subsequent years. The Company treats interest and penalties on income tax liabilities as income tax expense.

(5) Employee Retirement Plans

The Company has a contributory retirement (401(k)) savings plans for non-union employees and for union employees of Arkansas Lime Company, Carthage, and Texas Lime Company. Company contributions to these plans were $329, $311 and $322 in 2023, 2022 and 2021, respectively.

(6) Stock-Based Compensation

The Company has a long-term incentive plan, the Amended and Restated 2001 Long-Term Incentive Plan (the “Plan”). The Plan provides for stock options, restricted stock, and dollar-denominated cash awards, including performance-based awards. In addition to stock options, restricted stock, and cash awards, the Plan provides for the grant of stock appreciation rights, deferred stock, and other stock-based awards to directors, officers, employees, and consultants.

The number of shares of common stock that may be subject to outstanding awards granted under the Plan (determined immediately after the grant of any award) may not exceed 874,589 from the inception of the Plan. In addition, no individual may receive awards in any one calendar year of more than 100,000 shares of common stock. Stock options granted under the Plan expire ten years from the date of grant and generally become exercisable, or vest, immediately. Restricted stock generally vests over periods of one-half to three years. Upon the exercise of stock options, the Company issues common stock from its non-issued authorized or treasury shares that have been reserved for issuance pursuant to the Plan. Forfeitures are recognized in the period they occur. At December 31, 2023, the number of shares of common stock remaining available for future grants of stock options, restricted stock, or other forms of stock-based compensation under the Plan was 34,106.

The Company recorded $3,182, $2,636, and $2,236 for stock-based compensation expense related to stock options and shares of restricted stock for 2023, 2022, and 2021, respectively. The amounts included in cost of revenues were $248, $211, and $197 and in selling, general and administrative expense were $2,934, $2,425, and $2,039, for 2023, 2022, and 2021, respectively.

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share amounts)

Years Ended December 31, 2023, 2022 and 2021

A summary of the Company’s stock option and restricted stock activity and related information for the year ended December 31, 2023 and certain other information for the years ended December 31, 2023, 2022, and 2021 are as follows:

		Weighted-			Weighted-
		Average	Aggregate		Average
	Stock	Exercise	Intrinsic	Restricted	Grant-Date
	Options	Price	Value	Stock	Fair Value
Outstanding (stock options); non-vested (restricted stock) at December 31, 2022	54,000	$100.58	$2,170	18,869	$132.73
Granted	9,900	214.75	154	18,870	204.17
Exercised (stock options); vested (restricted stock)	(17,400)	94.55	1,589	(19,374)	137.43
Forfeited	—	—	—	(118)	136.86
Outstanding (stock options); non-vested (restricted stock) at December 31, 2023	46,500	$127.15	$4,799	18,247	$201.59
Exercisable at December 31, 2023	36,500	$105.01	$4,575	n/a	n/a

	2023	2022	2021
Weighted-average fair value of stock options granted during the year	$84.30	$49.76	$42.10
Weighted-average remaining contractual life for stock options in years	6.85	6.87	6.85
Total fair value of stock options vested during the year	$434	$287	$321
Total intrinsic value of stock options exercised during the year	$1,589	$157	$647
Total fair value of restricted stock vested during the year	$2,663	$2,235	$2,096

There were 10,000 non-vested stock options at December 31, 2023, and the weighted-average remaining contractual life of the outstanding and exercisable stock options at such date was 6.85 years. The total compensation cost not yet recognized for restricted stock at December 31, 2023 was $3,656, which will be recognized over the weighted average of 1.17 years.

The fair value for the stock options was estimated at the date of grant using a lattice-based option valuation model, with the following weighted-average assumptions for the 2023, 2022, and 2021 grants: risk-free interest rates of 3.41% to 3.84% (weighted average 3.74%) in 2023, 2.92% to 3.94% (weighted average 3.74%) in 2022, and 0.86% to 1.26% (weighted average 1.19%) in 2021; a dividend yield of 0.35% to 0.48% (weighted average 0.39%) in 2023, 0.57% to 0.73% (weighted average 0.62%) in 2022, and 0.46% to 0.50% (weighted average 0.49%) in 2021; and a volatility factor of .389 to .400 (weighted average .397) in 2023, .374 to .385 (weighted average .382) in 2022, and .366 to .373 (weighted average .371) in 2021, based on the daily per-share closing prices for five years preceding the date of issuance. In addition, the fair value of these options was estimated based on an expected life of five years. The fair value of restricted stock is based on the closing per-share price of the Company’s common stock on the date of grant.

(7) Share Repurchases

During 2023, pursuant to provisions in the Plan that allow employees and directors to pay the tax withholding liability upon the lapse of restrictions on restricted stock in either cash and/or delivery of shares of the Company’s common stock, the Company repurchased 5,564 shares at a weighted-average price of $229.04 per share.

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share amounts)

Years Ended December 31, 2023, 2022 and 2021

(8) Commitments and Contingencies

The Company is party to lawsuits and claims arising in the normal course of business, none of which, in the opinion of management, is expected to have a material adverse effect on the Company’s financial condition, results of operations, cash flows, or competitive position.

The Company is not contractually committed to any planned capital expenditures until actual orders are placed for equipment or services. At December 31, 2023, the Company had $1,196 for open equipment and construction contracts.

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

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share amounts)

Years Ended December 31, 2023, 2022 and 2021

Operating results and certain other financial data for the years ended December 31, 2023, 2022, and 2021 for the Company’s Lime and Limestone Operations segment and Other are as follows:

Revenues	2023	2022	2021
Lime and limestone operations	$280,202	$233,421	$187,365
Other	1,128	2,729	1,890
Total revenues	$281,330	$236,150	$189,255
Depreciation, depletion and amortization
Lime and limestone operations	$22,980	$21,368	$20,052
Other	553	553	578
Total depreciation, depletion and amortization	$23,533	$21,921	$20,630
Gross profit (loss)
Lime and limestone operations	$102,905	$68,951	$58,651
Other	(38)	1,391	609
Total gross profit	$102,867	$70,342	$59,260
Operating profit (loss)
Lime and limestone operations	$85,474	$53,404	$45,835
Other	(52)	1,379	582
Total operating profit	$85,422	$54,783	$46,417
Identifiable assets, at period end
Lime and limestone operations	$247,148	$228,984	$204,815
Other	193,454	138,788	111,381
Total identifiable assets	$440,602	$367,772	$316,196
Capital expenditures
Lime and limestone operations	$34,250	$26,815	$29,914
Other	—	—	—
Total capital expenditures	$34,250	$26,815	$29,914

(10) Subsequent Events

On February 2, 2024, the Company declared an increased regular quarterly cash dividend of $0.25 per share on the Company’s common stock. This dividend is payable on March 15, 2024 to shareholders of record at the close of business on February 23, 2024.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Report on Form 10-K. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this Report were effective.

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

As of December 31, 2023, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in the 2013 “Internal Control-Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

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

ITEM 9B. OTHER INFORMATION.

Billy R. Hughes, one of the Company’s valued and long-standing directors, has passed away. On February 29, 2024 the Company’s Board of Directors (the “Board”) amended and restated the Company’s Bylaws to decrease the size of the Board from six to five directors.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information appearing under “Election of Directors,” “Information About Our Nominees for Director,” “Information About Our Executive Officers Who Are Not Directors,” and “Corporate Governance” in the definitive Proxy Statement for the Company’s 2024 Annual Meeting of Shareholders (the “2024 Proxy Statement”) is hereby incorporated by reference in answer to this Item 10. The Company anticipates that it will file the 2024 Proxy Statement with the SEC on or before April 29, 2024.

ITEM 11. EXECUTIVE COMPENSATION.

The information appearing under “Executive Compensation” and “Compensation of Directors” in the 2024 Proxy Statement is hereby incorporated by reference in answer to this Item 11.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information appearing under “Voting Securities and Principal Shareholder,” “Shareholdings of Company Directors and Executive Officers,” and “Executive Compensation” in the 2024 Proxy Statement is hereby incorporated by reference in answer to this Item 12.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information appearing under “Voting Securities and Principal Shareholder” and “Corporate Governance” in the 2024 Proxy Statement is hereby incorporated by reference in answer to this Item 13.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information appearing under “Independent Auditors” in the 2024 Proxy Statement is hereby incorporated by reference in answer to this Item 14.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	1. The following financial statements are included in Item 8:

Reports of Independent Registered Public Accounting Firm
Consolidated Financial Statements:
Consolidated Balance Sheets as of December 31, 2023 and 2022;
Consolidated Statements of Income for the Years Ended December 31, 2023, 2022 and 2021;
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2023, 2022 and 2021;
Consolidated Statements of Cash Flows for the Years Ended December 31, 2023, 2022 and 2021; and
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

3.3	Amended and Restated Bylaws of United States Lime & Minerals, Inc. as of February 29, 2024.

4.1	Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934, as Amended.

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

10.3

Tenth Amendment to the Credit Agreement dated as of August 3, 2023 among United States Lime & Minerals, Inc., each lender from time to time a party thereto, and Wells Fargo, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2023, File Number 000-4197).

10.4

Security Agreement dated as of August 25, 2004 among United States Lime & Minerals, Inc., Arkansas Lime Company, Colorado Lime Company, Texas Lime Company and U. S. Lime Company-Houston, in favor of Wells Fargo Bank, N. A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 31, 2004, File Number 000-4197).

21.1	Subsidiaries of the Company.

23.1	Consent of Independent Registered Public Accounting Firm.

23.2	Consent of Qualified Person.

31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer.

32.1	Section 1350 Certification by Chief Executive Officer.

32.2	Section 1350 Certification by Chief Financial Officer.

95.1	Mine Safety Disclosures.

96.1	Technical Report Summary on Texas Lime Company Limestone Operation, Johnson County, Texas, USA, effective December 31, 2023, with a report date of February 20, 2024.

96.2	Technical Report Summary on Arkansas Lime Company Limestone Operation, Independence County, Arkansas, USA effective December 31, 2023, with a report date of February 20, 2024.

96.3	Technical Report Summary on ACT Holdings Company Limestone Operation, Izzard County, Arkansas, USA, effective December 31, 2023, with a report date of February 20, 2024.

96.4	Technical Report Summary on U.S. Lime Company-St. Clair Limestone Operation, Sequoyah County, Oklahoma, USA, effective December 31, 2023, with a report date of February 20, 2024.

97	United States Lime & Minerals, Inc Compensation Recovery Policy dated November 15, 2023.

101	Interactive Data Files (formatted as Inline XBRL).

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

Exhibits 10.1.1 through 10.2 are management contracts or compensatory plans or arrangements required to be filed as exhibits.

ITEM 16. FORM 10-K SUMMARY.

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED STATES LIME & MINERALS, INC.

Date: February 29, 2024	By:	/s/ Timothy W. Byrne
Timothy W. Byrne,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: February 29, 2024	By:	/s/ Timothy W. Byrne
Timothy W. Byrne,
President, Chief Executive Officer, and Director (Principal Executive Officer)

Date: February 29, 2024	By:	/s/ Michael L. Wiedemer
Michael L. Wiedemer,
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: February 29, 2024	By:	/s/ Antoine M. Doumet
Antoine M. Doumet,
Director and Chairman of the Board

Date: February 29, 2024	By:	/s/ Richard W. Cardin
Richard W. Cardin,
Director

Date: February 29, 2024	By:	/s/ Sandra C. Duhé
Sandra C Duhé,
Director

Date: February 29, 2024	By:	/s/ Tom S. Hawkins
Tom S. Hawkins,
Director