Form 10-Q
period 2024-03-31
UNITED STATES LIME & MINERALS INC
filed 2024-05-01
CIK 82020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: As of April 29, 2024, 5,709,154 shares of common stock, $0.10 par value, were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

(Unaudited)

	March 31,	December 31,
	2024	2023
ASSETS
Current assets
Cash and cash equivalents	$206,995	$187,964
Trade receivables, net	42,155	38,052
Inventories	25,724	24,313
Prepaid expenses and other current assets	4,001	4,640
Total current assets	278,875	254,969
Property, plant and equipment	474,280	469,598
Less accumulated depreciation and depletion	(294,604)	(289,803)
Property, plant and equipment, net	179,676	179,795
Operating lease right-of-use assets	4,897	5,273
Other assets, net	548	565
Total assets	$463,996	$440,602
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$6,980	$7,404
Current portion of operating lease liabilities	1,520	1,582
Accrued expenses	10,746	8,505
Total current liabilities	19,246	17,491
Deferred tax liabilities, net	24,421	24,659
Operating lease liabilities, excluding current portion	3,601	3,919
Other liabilities	1,412	1,429
Total liabilities	48,680	47,498
Stockholders’ equity
Common stock	674	674
Additional paid-in capital	39,191	37,820
Retained earnings	433,512	412,499
Less treasury stock, at cost	(58,061)	(57,889)
Total stockholders’ equity	415,316	393,104
Total liabilities and stockholders’ equity	$463,996	$440,602

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2024		2023
Revenues	$71,687	100.0%	$66,777	100.0%
Cost of revenues
Labor and other operating expenses	35,101	49.0%	37,029	55.5%
Depreciation, depletion and amortization	5,979	8.3%	5,756	8.6%
	41,080	57.3%	42,785	64.1%
Gross profit	30,607	42.7%	23,992	35.9%
Selling, general and administrative expenses	4,848	6.8%	4,152	6.2%
Operating profit	25,759	35.9%	19,840	29.7%

Other (income) expense, net	(2,540)	(3.6)%	(1,507)	(2.3)%
Income before income tax expense	28,299	39.5%	21,347	32.0%
Income tax expense	5,860	8.2%	4,243	6.4%
Net income	$22,439	31.3%	$17,104	25.6%
Net income per share of common stock
Basic	$3.93		$3.01
Diluted	$3.92		$3.00

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(dollars in thousands)

(Unaudited)

	Common Stock		Additional
	Shares		Paid-In	Retained	Treasury
	Outstanding	Amount	Capital	Earnings	Stock	Total
Balances at December 31, 2023	5,704,556	$674	$37,820	$412,499	$(57,889)	$393,104
Stock options exercised	2,400	—	130	—	—	130
Stock-based compensation	2,957	—	1,241	—	—	1,241
Treasury shares purchased	(687)	—	—	—	(172)	(172)
Cash dividends paid	—	—	—	(1,426)	—	(1,426)
Net income	—	—	—	22,439	—	22,439
Balances at March 31, 2024	5,709,226	$674	$39,191	$433,512	$(58,061)	$415,316

	Common Stock		Additional
	Shares		Paid-In	Retained	Treasury
	Outstanding	Amount	Capital	Earnings	Stock	Total
Balances at December 31, 2022	5,682,079	$671	$34,528	$342,504	$(56,615)	$321,088
Stock options exercised	5,762	1	112	—	—	113
Stock-based compensation	3,124	—	812	—	—	812
Treasury shares purchased	(646)	—	—	—	(98)	(98)
Cash dividends paid	—	—	—	(1,137)	—	(1,137)
Net income	—	—	—	17,104	—	17,104
Balances at March 31, 2023	5,690,319	$672	$35,452	$358,471	$(56,713)	$337,882

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
OPERATING ACTIVITIES:
Net income	$22,439	$17,104
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	6,054	5,828
Amortization of deferred financing costs	2	2
Deferred income taxes	(238)	(161)
Gain on disposition of property, plant and equipment	(93)	(70)
Stock-based compensation	1,241	812
Changes in operating assets and liabilities:
Trade receivables, net	(4,103)	(4,764)
Inventories	(1,411)	(2,467)
Prepaid expenses and other current assets	639	609
Other assets	15	(6)
Accounts payable and accrued expenses	2,643	3,738
Other liabilities	(21)	19
Net cash provided by operating activities	27,167	20,644
INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(6,824)	(5,451)
Proceeds from sale of property, plant and equipment	156	120
Net cash used in investing activities	(6,668)	(5,331)
FINANCING ACTIVITIES:
Cash dividends paid	(1,426)	(1,137)
Proceeds from exercise of stock options	130	113
Purchase of treasury shares	(172)	(98)
Net cash used in financing activities	(1,468)	(1,122)
Net increase in cash and cash equivalents	19,031	14,191
Cash and cash equivalents at beginning of period	187,964	133,384
Cash and cash equivalents at end of period	$206,995	$147,575

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by United States Lime & Minerals, Inc. (the “Company”) without independent audit. In the opinion of the Company’s management, all adjustments of a normal and recurring nature necessary to present fairly the financial position, results of operations, and cash flows for the periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2023. The results of operations for the three-month period ended March 31, 2024 are not necessarily indicative of operating results for the full year.

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

3. Accounting Policies

Revenue Recognition. The Company recognizes revenue for its lime and limestone operations when (i) a contract with the customer exists and the performance obligations are identified; (ii) the price has been established; and (iii) the performance obligations have been satisfied, which is generally upon shipment. The Company’s returns and allowances are minimal. Revenues include external freight billed to customers with related costs accounted for as fulfillment costs and included in cost of revenues. External freight billed to customers included in 2024 and 2023 revenues was $11.2 million and $11.7 million, for the respective three months ended March 31, which approximates the amount of external freight included in cost of revenues. Sales taxes billed to customers are not included in revenues. For its natural gas interests, the Company recognizes revenue in the month of production and delivery.

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

Operating results and certain other financial data for the three months ended March 31, 2024 and 2023 for the Company’s lime and limestone operations segment and other are as follows (in thousands):

	Three Months Ended March 31,
Revenues	2024	2023
Lime and limestone operations	$71,470	$66,538
Other	217	239
Total revenues	$71,687	$66,777
Depreciation, depletion and amortization
Lime and limestone operations	$5,857	$5,630
Other	122	126
Total depreciation, depletion and amortization	$5,979	$5,756
Gross profit (loss)
Lime and limestone operations	$30,683	$24,058
Other	(76)	(66)
Total gross profit	$30,607	$23,992
Operating profit (loss)
Lime and limestone operations	$25,839	$19,909
Other	(80)	(69)
Total operating profit	$25,759	$19,840
Identifiable assets, at period end
Lime and limestone operations	$252,551	$235,693
Other	211,445	152,052
Total identifiable assets	$463,996	$387,745
Capital expenditures
Lime and limestone operations	$6,824	$5,451
Other	—	—
Total capital expenditures	$6,824	$5,451

5. Income and Dividends Per Share of Common Stock

At March 31, 2024, the Company had 30,000,000 shares of common stock authorized and 5,709,226 shares outstanding. On May 2, 2024, shareholders will vote at the Company’s 2024 Annual Meeting of Shareholders on a proposal to increase the number of authorized shares of common stock to 45,000,000.

The following table sets forth the computation of basic and diluted income per common share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2024	2023
Net income for basic and diluted income per common share	$22,439	$17,104
Weighted-average shares for basic income per common share	5,707	5,685
Effect of dilutive securities:
Employee and director stock options(1)	18	13
Adjusted weighted-average shares and assumed exercises for diluted income per common share	5,725	5,698
Basic net income per common share	$3.93	$3.01
Diluted net income per common share	$3.92	$3.00
(1)	No stock options were excluded due to being antidilutive.

The Company paid $0.25 and $0.20 of cash dividends per share of common stock in the three months ended March 31, 2024 and 2023, respectively.

6. Inventories

Inventories are valued principally at the lower of cost, determined using the average cost method, or net realizable value. Costs for raw materials and finished goods include materials, labor, and production overhead. Inventories consisted of the following (in thousands):

	March 31,	December 31,
	2024	2023
Lime and limestone inventories:
Raw materials	$8,998	$7,834
Finished goods	3,347	3,107
	12,345	10,941
Parts inventories	13,379	13,372
	$25,724	$24,313

7. Banking Facilities and Debt

At March 31, 2024, the Company’s credit agreement with Wells Fargo Bank, N.A. (the “Lender”), as amended as of August 3, 2023, provided for a $75 million revolving credit facility (the “Revolving Facility”) and an incremental four-year accordion feature to borrow up to an additional $50 million on the same terms, subject to approval by the Lender or another lender selected by the Company. The credit agreement also provides for a $10 million letter of credit sublimit under the Revolving Facility. The Revolving Facility and any incremental loans mature on August 3, 2028.

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

As of March 31, 2024, the Company had no debt outstanding and no draws on the Revolving Facility other than $0.5 million of letters of credit, which count as draws against the available commitment under the Revolving Facility.

8. Leases

The Company has operating leases for the use of equipment, corporate office space, and some of its terminal and distribution facilities. The leases have remaining lease terms of 0 to 7 years, with a weighted-average remaining lease term of 4 years at both March 31, 2024 and December 31, 2023. Some operating leases include options to extend the leases for up to 5 years and are only considered in the lease terms if the Company is reasonably certain it will exercise the option to extend.

The components of lease costs for the three months ended March 31, 2024 and 2023 were as follows (in thousands):

		Three Months Ended March 31,
	Classification	2024	2023
Operating lease costs(1)	Cost of revenues	$585	$770
Operating lease costs(1)	Selling, general and administrative expenses	76	41
Rental revenues	Revenues	(122)	(117)
Rental revenues	Other (income) expense, net	(36)	(16)
Net operating lease costs		$504	$678
(1)	Includes the costs of leases with a term of one year or less.

As of March 31, 2024, future minimum payments under operating leases that were either non-cancelable or subject to significant penalty upon cancellation, including future minimum payments under renewal options that the Company is reasonably certain to exercise, were as follows (in thousands):

2024 (excluding the three months ended March 31, 2024)	$1,264
2025	1,397
2026	1,349
2027	936
2028	404
Thereafter	100
Total future minimum lease payments	5,450
Less imputed interest	(329)
Present value of lease liabilities	$5,121

Supplemental cash flow information pertaining to the Company’s leasing activity for the three months ended March 31, 2024 and 2023 is as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Cash payments for lease liabilities included in operating cash flows	$450	$417
Right-of-use assets obtained in exchange for operating lease obligations	$—	$81

9. Income Taxes

The Company has estimated that its effective income tax rate for 2024 will be 20.7%. The primary reason for the effective income tax rate being below the federal statutory rate is due to statutory depletion, which is allowed for income tax purposes and is a permanent difference between net income for financial reporting purposes and taxable income.

10. Dividends

On March 15, 2024, the Company paid $1.4 million in cash dividends, based on a dividend of $0.25 per share of its common stock, to shareholders of record at the close of business on February 23, 2024.

11. Subsequent Event

On April 30, 2024, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.25 per share on the Company’s common stock. This dividend is payable on June 14, 2024, to shareholders of record at the close of business on May 24, 2024.

ITEM 2:     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements. Any statements contained in this Report that are not statements of historical fact are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements in this Report, including without limitation statements relating to the Company’s plans, strategies, objectives, expectations, intentions, and adequacy of resources, are identified by such words as “will,” “could,” “should,” “would,” “believe,” “possible,” “potential,” “expect,” “intend,” “plan,” “schedule,” “estimate,” “anticipate,” and “project.” The Company undertakes no obligation to publicly update or revise any forward-looking statements. The Company cautions that forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from expectations, including without limitation the following: (i) the Company’s plans, strategies, objectives, expectations, and intentions are subject to change at any time at the Company’s discretion; (ii) the Company’s plans and results of operations will be affected by its ability to maintain and increase its revenues and manage its growth; (iii) the Company’s ability to meet short-term and long-term liquidity demands, including meeting the Company’s operating and capital needs, including possible acquisitions and paying dividends, and conditions in the credit and equity markets, including the ability of the Company’s customers to meet their obligations; (iv) interruptions to operations and increased expenses at the Company’s facilities resulting from changes in mining methods or conditions, variability of chemical or physical properties of the Company’s limestone and its impact on process equipment and product quality, inclement weather conditions, including more severe and frequent weather events resulting from climate change, natural disasters, accidents, IT systems failures or disruptions, including due to cybersecurity threats and incidents, utility disruptions, supply chain delays and disruptions, labor shortages and disruptions, or regulatory requirements; (v) volatile coal, petroleum coke, diesel, natural gas, electricity, and transportation costs and the consistent availability of trucks, truck drivers, and rail cars to deliver the Company’s products to its customers and solid fuels to its plants on a timely basis at competitive prices; (vi) the Company’s ability to expand its lime and limestone operations through projects and acquisitions of businesses with related or similar operations and the Company’s ability to obtain any required financing for such projects and acquisitions, to integrate the projects and acquisitions into the Company’s overall operations, and to sell any resulting increased production at acceptable prices; (vii) inadequate demand and/or prices for the Company’s lime and limestone products due to increased competition from competitors, increasing competition for certain customer accounts, conditions in the U.S. economy, recessionary pressures in, and the impact of government policies on, particular industries, including oil and gas services, utility plants, steel, construction, and industrial, effects of governmental fiscal and budgetary constraints, including the level of highway construction and infrastructure funding, changes to tax laws, legislative impasses, extended governmental shutdowns, downgrades and defaults on U.S. government obligations, trade wars, tariffs, international incidents, including conflicts in Ukraine, Israel, and the broader Middle East, oil cartel production and supply actions, sanctions, economic and regulatory uncertainties under state governments and the United States Administration and Congress, inflation, Federal Reserve responses to inflationary concerns, including increased interest rates, and inability to continue to maintain or increase prices for the Company’s products, including passing through the increased costs of energy, labor, parts and supplies, and changes in inflationary expectations; (viii) ongoing and possible new regulations, investigations, enforcement actions and costs, legal expenses, penalties, fines, assessments, litigation, judgments and settlements, taxes, and disruptions and limitations of operations, including those related to climate change, health and safety, human capital, diversity, and other environmental, social, governance, and sustainability considerations, and those that could impact the Company’s ability to continue or renew its operating permits or successfully secure new permits in connection with its modernization and expansion and development projects; (ix) estimates of resources and reserves and remaining lives of reserves; (x) the impact of potential global pandemics, epidemics, or disease outbreaks, such as COVID-19, and governmental responses thereto, including decreased demand, lower prices, tightened labor and other markets, and increased costs, and the risk of non-compliance with health and safety protocols, social distancing and mask guidelines, and vaccination mandates, on the Company’s financial condition, results of operations, cash flows, and competitive position; (xi) the impact of social or political unrest; (xii) risks relating to mine safety and reclamation and remediation; and (xiii) other risks and uncertainties set forth in this Report or indicated from time to time in the Company’s filings with the Securities and Exchange Commission (the “SEC”), including the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

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

Our revenues increased 7.4% in the first quarter 2024, compared to the first quarter 2023. Revenues from our lime and limestone operations increased 7.4% in the first quarter 2024, compared to the first quarter 2023, due to a 14.6% increase in the average selling prices for our lime and limestone products, partially offset by a 7.2% decrease in sales volumes of our lime and limestone products, principally due to decreased demand from our construction customers, partially offset by increased demand from our industrial customers. Looking ahead, we anticipate improved demand from our construction customers.

Our gross profit increased 27.6% in the first quarter 2024, compared to the first quarter 2023. Gross profit from our lime and limestone operations increased 27.5% in the first quarter 2024, compared to the first quarter 2023. The increase in gross profit resulted from the increased revenues discussed above and a decrease in operating expenses, including lower natural gas fuel costs.

We paid an increased regular quarterly cash dividend of $0.25 per share in the first quarter of 2024. On April 30, 2024, our Board of Directors declared a regular quarterly cash dividend of $0.25 per share on our common stock. The dividend is payable on June 14, 2024, to shareholders of record at the close of business on May 24, 2024.

At our upcoming 2024 Annual Meeting of Shareholders, our shareholders will vote on a proposal to increase the number of authorized shares of our common stock from 30,000,000 to 45,000,000. If the proposal is approved by the shareholders, our Board of Directors currently intends to proceed with a stock split of up to 5-to-1, effected in the form of a stock dividend of up to 4 additional shares on each outstanding share. In addition to having sufficient authorized shares to effectuate the stock split, our Board believes that the increase in authorized shares is advisable in order to maintain our business, financing, and capital-raising flexibility in connection with our working capital needs and for general corporate purposes.

Liquidity and Capital Resources.

Net cash provided by operating activities was $27.2 million in the first quarter 2024, compared to $20.6 million in the first quarter 2023, an increase of $6.5 million, or 31.6%. Our net cash provided by operating activities is composed of net income, depreciation, depletion and amortization (“DD&A”), deferred income taxes, stock-based compensation, other non-cash items included in net income and changes in working capital. In the first quarter 2024, net cash provided by operating activities was principally composed of $22.4 million net income, $6.1 million DD&A, and $1.2 million stock-based compensation, partially offset by $0.2 million deferred income taxes and a $2.2 million decrease from changes in operating assets and liabilities. Changes in operating assets and liabilities in the first quarter 2024 included an increase of $4.1 million in trade receivables, net, due primarily to increased sales in the first quarter 2024 compared to the fourth quarter 2023, and an increase of $1.4 million in inventories, partially offset by an increase of $2.6 in accounts payable and accrued expenses and a decrease of $0.6 million in prepaid expenses and other current assets. In the first quarter 2023, net cash provided by operating activities was principally composed of $17.1 million net income, $5.8 million DD&A, and $0.8 million stock-based compensation, partially offset by $0.2 million deferred income taxes and a $2.9 million decrease from changes in operating assets and liabilities. Changes in operating assets and liabilities in the first quarter 2023 included an increase of $4.8 million in trade receivables, net, due primarily from increased sales in the first quarter 2023 compared to the fourth quarter 2022, and an increase of $2.5 million in inventories, partially offset by a $3.7 million increase in accounts payable and accrued expenses and a decrease of $0.6 million in prepaid expenses and other assets.

We had $6.8 million in capital expenditures in the first quarter 2024, compared to $5.5 million in the first quarter 2023. Net cash used in financing activities was $1.5 million in the first quarter 2024, compared to $1.1 million in the first quarter 2023, consisting primarily of cash dividends paid in each period.

Cash and cash equivalents increased $19.0 million to $207.0 million at March 31, 2024 from $188.0 million at December 31, 2023.

We are not committed to any planned capital expenditures until actual orders are placed for equipment. As of March 31, 2024, we did not have any material commitments for open purchase orders.

At March 31, 2024, our credit agreement with Wells Fargo Bank, N.A. (the “Lender”), as amended as of August 3, 2023, provides for a $75 million revolving credit facility (the “Revolving Facility”) and an incremental four-year accordion feature to borrow up to an additional $50 million on the same terms, subject to approval by the Lender or another lender selected by us. The credit agreement also provided for a $10 million letter of credit sublimit under the Revolving Facility. The Revolving Facility and any incremental loans mature on August 3, 2028.

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

At March 31, 2024, we had no debt outstanding and no draws on the Revolving Facility other than $0.5 million of letters of credit, which count as draws against the available commitment under the Revolving Facility. We believe that, absent a significant acquisition, cash on hand and cash flows from operations will be sufficient to meet our operating needs, ongoing capital needs, including current and possible future modernization, expansion, and development projects, and liquidity needs and allow us to pay regular quarterly cash dividends for the near future.

Results of Operations.

Revenues in the first quarter 2024 were $71.7 million, compared to $66.8 million in the first quarter 2023, an increase of $4.9 million, or 7.4%. Revenues from our lime and limestone operations were $71.5 million in the first quarter 2024, compared to $66.5 million in the first quarter 2023, an increase of $4.9 million, or 7.4%. The increase in our lime and limestone revenues in the first quarter 2024 resulted from the increases in the average selling prices for our lime and limestone products, partially offset by the decreased sales volumes of our lime and limestone products, principally due to decreased demand from our construction customers, partially offset by increased demand from our industrial customers.

Gross profit was $30.6 million in the first quarter 2024, compared to $24.0 million in the first quarter 2023, an increase of $6.6 million, or 27.6%. Gross profit from our lime and limestone operations in the first quarter 2024 was $30.7 million, compared to $24.1 million in the first quarter 2023, an increase of $6.6 million, or 27.5%. The increase in lime and limestone gross profit in the first quarter 2024, compared to the first quarter 2023, resulted from the increased revenues discussed above and a decrease in operating expenses, including lower natural gas fuel costs.

Selling, general and administrative (“SG&A”) expenses were $4.8 million in the first quarter 2024, compared to $4.2 million in the first quarter 2023, an increase of $0.7 million, or 16.8%. The increase in SG&A expenses in the first quarter 2024, compared to the first quarter 2023, was primarily due to increased personnel expense, including stock-based compensation.

We had no outstanding debt during any of the periods. Other (income) expense, net was $2.5 million income in the first quarter 2024, compared to $1.5 million income in the first quarter 2023. The increase of $1.0 million in other (income) expense, net during the first quarter 2024, compared to the first quarter 2023, was primarily due to interest earned on higher average balances in our cash and cash equivalents.

Income tax expense was $5.9 million in the first quarter 2024, compared to $4.2 million in the first quarter 2023. The increase in income tax expense was primarily due to the increase in income before taxes.

Our net income was $22.4 million ($3.92 per share diluted) in the first quarter 2024, compared to net income of $17.1 million ($3.00 per share diluted) in the first quarter 2023, an increase of $5.3 million, or 31.2%.

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

PART II.     OTHER INFORMATION

ITEM 2:     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our Amended and Restated 2001 Long-Term Incentive Plan allows employees and directors to pay the exercise price for stock options and the tax withholding liability upon the lapse of restrictions on restricted stock by payment in cash and/or delivery of shares of common stock.  In the first quarter 2024, pursuant to these provisions, we purchased 687 shares at a price of $250.02 per share, the fair market value of one share of our common stock on the date they were tendered for payment of tax withholding liability upon the lapse of restrictions on restricted stock.

ITEM 4:    MINE SAFETY DISCLOSURES

Under Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of SEC Regulation S-K, each operator of a coal or other mine is required to include disclosures regarding certain mine safety results in its periodic reports filed with the SEC. The operation of our quarries, underground mine and plants is subject to regulation by the federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977. The required information regarding certain mining safety and health matters, broken down by mining complex, for the quarter ended March 31, 2024 is presented in Exhibit 95.1 to this Report.

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

UNITED STATES LIME & MINERALS, INC.

May 1, 2024	By:	/s/ Timothy W. Byrne
Timothy W. Byrne
President and Chief Executive Officer
(Principal Executive Officer)

May 1, 2024	By:	/s/ Michael L. Wiedemer
Michael L. Wiedemer
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)