Form 10-Q
period 2024-06-30
UNITED STATES LIME & MINERALS INC
filed 2024-08-02
CIK 82020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: As of July 31, 2024, 28,594,270 shares of common stock, $0.10 par value, were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

(Unaudited)

	June 30,	December 31,
	2024	2023
ASSETS
Current assets
Cash and cash equivalents	$222,501	$187,964
Trade receivables, net	46,284	38,052
Inventories	27,300	24,313
Prepaid expenses and other current assets	3,466	4,640
Total current assets	299,551	254,969
Property, plant and equipment	477,341	469,598
Less accumulated depreciation and depletion	(299,493)	(289,803)
Property, plant and equipment, net	177,848	179,795
Operating lease right-of-use assets	4,629	5,273
Other assets, net	2,127	565
Total assets	$484,155	$440,602
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$7,186	$7,404
Current portion of operating lease liabilities	1,506	1,582
Accrued expenses	5,377	8,505
Total current liabilities	14,069	17,491
Deferred tax liabilities, net	24,258	24,659
Operating lease liabilities, excluding current portion	3,343	3,919
Other liabilities	1,396	1,429
Total liabilities	43,066	47,498
Stockholders’ equity
Common stock, $0.10 par value; 45,000,000 and 30,000,000 shares authorized at June 30, 2024 and December 31, 2023, respectively; 28,594,270 and 28,522,780 shares outstanding at June 30, 2024 and December 31, 2023, respectively	2,963	2,955
Additional paid-in capital	38,049	35,539
Retained earnings	458,138	412,499
Less treasury stock, at cost	(58,061)	(57,889)
Total stockholders’ equity	441,089	393,104
Total liabilities and stockholders’ equity	$484,155	$440,602

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
Revenues	$76,545	100.0%	$73,983	100.0%	$148,232	100.0%	$140,760	100.0%
Cost of revenues
Labor and other operating expenses	35,839	46.8%	40,940	55.3%	70,940	47.9%	77,969	55.4%
Depreciation, depletion and amortization	5,884	7.7%	5,912	8.0%	11,863	8.0%	11,668	8.3%
	41,723	54.5%	46,852	63.3%	82,803	55.9%	89,637	63.7%
Gross profit	34,822	45.5%	27,131	36.7%	65,429	44.1%	51,123	36.3%
Selling, general and administrative expenses	4,882	6.4%	4,319	5.9%	9,730	6.5%	8,471	6.0%
Operating profit	29,940	39.1%	22,812	30.8%	55,699	37.6%	42,652	30.3%

Other (income) expense, net	(2,786)	(3.6)%	(1,825)	(2.5)%	(5,326)	(3.6)%	(3,332)	(2.4)%
Income before income tax expense	32,726	42.7%	24,637	33.3%	61,025	41.2%	45,984	32.7%
Income tax expense	6,669	8.7%	4,925	6.7%	12,529	8.5%	9,168	6.5%
Net income	$26,057	34.0%	$19,712	26.6%	$48,496	32.7%	$36,816	26.2%
Net income per share of common stock
Basic	$0.91		$0.69		$1.70		$1.29
Diluted	$0.91		$0.69		$1.69		$1.29

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(dollars in thousands)

(Unaudited)

	Common Stock		Additional
	Shares		Paid-In	Retained	Treasury
	Outstanding	Amount	Capital	Earnings	Stock	Total
Balances at December 31, 2023	28,522,780	$2,955	$35,539	$412,499	$(57,889)	$393,104
Stock options exercised	12,000	1	129	—	—	130
Stock-based compensation	14,785	1	1,240	—	—	1,241
Treasury shares purchased	(3,435)	—	—	—	(172)	(172)
Cash dividends paid	—	—	—	(1,426)	—	(1,426)
Net income	—	—	—	22,439	—	22,439
Balances at March 31, 2024	28,546,130	2,957	36,908	433,512	(58,061)	415,316
Stock options exercised	40,025	4	(4)	—	—	—
Stock-based compensation	8,115	2	1,145	—	—	1,147
Cash dividends paid	—	—	—	(1,431)	—	(1,431)
Net income	—	—	—	26,057	—	26,057
Balances at June 30, 2024	28,594,270	$2,963	$38,049	$458,138	$(58,061)	$441,089

	Common Stock		Additional
	Shares		Paid-In	Retained	Treasury
	Outstanding	Amount	Capital	Earnings	Stock	Total
Balances at December 31, 2022	28,410,395	$2,944	$32,255	$342,504	$(56,615)	$321,088
Stock options exercised	28,810	3	110	—	—	113
Stock-based compensation	15,620	2	810	—	—	812
Treasury shares purchased	(3,230)	—	—	—	(98)	(98)
Cash dividends paid	—	—	—	(1,137)	—	(1,137)
Net income	—	—	—	17,104	—	17,104
Balances at March 31, 2023	28,451,595	2,949	33,175	358,471	(56,713)	337,882
Stock-based compensation	15,910	1	795	—	—	796
Cash dividends paid	—	—	—	(1,139)	—	(1,139)
Net income	—	—	—	19,712	—	19,712
Balances at June 30, 2023	28,467,505	$2,950	$33,970	$377,044	$(56,713)	$357,251

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2024	2023
OPERATING ACTIVITIES:
Net income	$48,496	$36,816
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	12,017	11,811
Amortization of deferred financing costs	2	4
Deferred income taxes	(401)	(453)
Gain on disposition of property, plant and equipment	(53)	(47)
Stock-based compensation	2,387	1,608
Changes in operating assets and liabilities:
Trade receivables, net	(8,232)	(7,143)
Inventories	(2,987)	(2,771)
Prepaid expenses and other current assets	1,174	611
Other assets	(1,564)	(44)
Accounts payable and accrued expenses	(2,430)	(150)
Other liabilities	(45)	31
Net cash provided by operating activities	48,364	40,273
INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(11,220)	(15,432)
Proceeds from sale of property, plant and equipment	292	234
Net cash used in investing activities	(10,928)	(15,198)
FINANCING ACTIVITIES:
Cash dividends paid	(2,857)	(2,276)
Proceeds from exercise of stock options	130	113
Purchase of treasury shares	(172)	(98)
Net cash used in financing activities	(2,899)	(2,261)
Net increase in cash and cash equivalents	34,537	22,814
Cash and cash equivalents at beginning of period	187,964	133,384
Cash and cash equivalents at end of period	$222,501	$156,198

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by United States Lime & Minerals, Inc. (the “Company”) without independent audit. In the opinion of the Company’s management, all adjustments of a normal and recurring nature necessary to present fairly the financial position, results of operations, and cash flows for the periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2023. The results of operations for the three- and six-month periods ended June 30, 2024 are not necessarily indicative of operating results for the full year.

Recent Events. On May 2, 2024, the shareholders of the Company approved an increase in the Company’s number of authorized shares of common stock from 30,000,000 to 45,000,000. On July 12, 2024, the Company effected a 5-for-1 split of its common stock in the form of a stock dividend of four additional shares of common stock for each share outstanding to shareholders of record at the close of business on June 21, 2024 (the “Stock Split”). All share and per share information, including stock-based compensation, throughout this Quarterly Report on Form 10-Q has been retroactively adjusted to reflect the Stock Split. The shares of common stock retain a par value of $0.10 per share. Accordingly, an amount equal to the aggregate par value of the additional shares issued in the Stock Split was reclassified from additional paid-in capital to common stock for all periods presented.

The number and terms of stock-based compensation awards have been adjusted, in order to prevent dilution or enlargement of the rights of participants under the Company’s Amended and Restated 2001 Long-Term Incentive Plan, as Amended and Restated. The fair value of all outstanding awards immediately after the Stock Split did not change when compared to the fair value of such awards immediately prior to the Stock Split. In addition, there was no change to the vesting conditions or classification of any of the awards. No incremental compensation expense was recognized as a result of such adjustments.

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

3. Accounting Policies

Revenue Recognition. The Company recognizes revenue for its lime and limestone operations when (i) a contract with the customer exists and the performance obligations are identified; (ii) the price has been established; and (iii) the performance obligations have been satisfied, which is generally upon shipment. The Company’s returns and allowances are minimal. Revenues include external freight billed to customers with related costs accounted for as fulfillment costs and included in cost of revenues. External freight billed to customers included in 2024 and 2023 revenues was $11.0 million and $11.7 million, for the respective three-month periods ended June 30, and $22.2 million and $23.5 million, for the respective six-month periods ended June 30, which approximates the amount of external freight included in cost of revenues. Sales taxes billed to customers are not included in revenues. For its natural gas interests, the Company recognizes revenue in the month of production and delivery.

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

Operating results and certain other financial data for the three- and six-month periods ended June 30, 2024 and 2023 for the Company’s lime and limestone operations segment and other are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Revenues	2024	2023	2024	2023
Lime and limestone operations	$76,254	$73,688	$147,724	$140,226
Other	291	295	508	534
Total revenues	$76,545	$73,983	$148,232	$140,760
Depreciation, depletion and amortization
Lime and limestone operations	$5,756	$5,786	$11,613	$11,416
Other	128	126	250	252
Total depreciation, depletion and amortization	$5,884	$5,912	$11,863	$11,668
Gross profit (loss)
Lime and limestone operations	$34,828	$27,121	$65,511	$51,179
Other	(6)	10	(82)	(56)
Total gross profit	$34,822	$27,131	$65,429	$51,123
Operating profit (loss)
Lime and limestone operations	$29,952	$22,802	$55,788	$42,708
Other	(12)	10	(89)	(56)
Total operating profit	$29,940	$22,812	$55,699	$42,652
Identifiable assets, at period end
Lime and limestone operations	$255,821	$241,953	$255,821	$241,953
Other	228,334	160,419	228,334	160,419
Total identifiable assets	$484,155	$402,372	$484,155	$402,372
Capital expenditures
Lime and limestone operations	$4,396	$9,981	$11,220	$15,432
Other	—	—	—	—
Total capital expenditures	$4,396	$9,981	$11,220	$15,432

5. Income and Dividends Per Share of Common Stock

At June 30, 2024, the Company had 45,000,000 shares of common stock authorized and 28,594,270 shares outstanding, after adjusting for the Stock Split.

The following table sets forth the computation of basic and diluted income per common share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income for basic and diluted income per common share	$26,057	$19,712	$48,496	$36,816
Weighted-average shares for basic income per common share	28,590	28,460	28,564	28,440
Effect of dilutive securities:
Employee and director stock options(1)	108	70	97	70
Adjusted weighted-average shares and assumed exercises for diluted income per common share	28,698	28,530	28,661	28,510
Basic net income per common share	$0.91	$0.69	$1.70	$1.29
Diluted net income per common share	$0.91	$0.69	$1.69	$1.29
(1)	No stock options were excluded due to being antidilutive.

The Company paid $0.05 and $0.10 of cash dividends per share of common stock in the three- and six-month periods ended June 30, 2024, respectively. The Company paid $0.04 and $0.08 of cash dividends per share of common stock in the three- and six-month periods ended June 30, 2023, respectively.

6. Inventories

Inventories are valued principally at the lower of cost, determined using the average cost method, or net realizable value. Costs for raw materials and finished goods include materials, labor, and production overhead. Inventories consisted of the following (in thousands):

	June 30,	December 31,
	2024	2023
Lime and limestone inventories:
Raw materials	$8,716	$7,834
Finished goods	4,197	3,107
	12,913	10,941
Parts inventories	14,387	13,372
	$27,300	$24,313

7. Banking Facilities and Debt

At June 30, 2024, the Company’s credit agreement with Wells Fargo Bank, N.A. (the “Lender”), as amended as of August 3, 2023, provided for a $75 million revolving credit facility (the “Revolving Facility”) and an incremental four-year accordion feature to borrow up to an additional $50 million on the same terms, subject to approval by the Lender or another lender selected by the Company. The credit agreement also provides for a $10 million letter of credit sublimit under the Revolving Facility. The Revolving Facility and any incremental loans mature on August 3, 2028.

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

As of June 30, 2024, the Company had no debt outstanding and no draws on the Revolving Facility other than $0.5 million of letters of credit, which count as draws against the available commitment under the Revolving Facility.

8. Leases

The Company has operating leases for the use of equipment, corporate office space, and some of its terminal and distribution facilities. The leases have remaining lease terms of 0 to 7 years, with a weighted-average remaining lease term of 4 years at both June 30, 2024 and December 31, 2023. Some operating leases include options to extend the leases for up to 5 years and are only considered in the lease terms if the Company is reasonably certain it will exercise the option to extend.

The components of lease costs for the three- and six-month periods ended June 30, 2024 and 2023 were as follows (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
	Classification	2024	2023	2024	2023
Operating lease costs(1)	Cost of revenues	$664	$808	$1,247	$1,577
Operating lease costs(1)	Selling, general and administrative expenses	77	40	154	80
Rental revenues	Revenues	(100)	(111)	(222)	(228)
Rental revenues	Other (income) expense, net	(26)	(17)	(61)	(33)
Net operating lease costs		$615	$720	$1,118	$1,396
(1)	Includes the costs of leases with a term of one year or less.

As of June 30, 2024, future minimum payments under operating leases that were either non-cancelable or subject to significant penalty upon cancellation, including future minimum payments under renewal options that the Company is reasonably certain to exercise, were as follows (in thousands):

2024 (excluding the six months ended June 30, 2024)	$872
2025	1,446
2026	1,360
2027	944
2028	412
Thereafter	119
Total future minimum lease payments	5,153
Less imputed interest	(304)
Present value of lease liabilities	$4,849

Supplemental cash flow information pertaining to the Company’s leasing activity for the six months ended June 30, 2024 and 2023 is as follows (in thousands):

	Six Months Ended June 30,
	2024	2023
Cash payments for lease liabilities included in operating cash flows	$931	$812
Right-of-use assets obtained in exchange for operating lease obligations	$118	$81

9. Income Taxes

The Company has estimated that its effective income tax rate for 2024 will be 20.5%. The primary reason for the effective income tax rate being below the federal statutory rate is due to statutory depletion, which is allowed for income tax purposes and is a permanent difference between net income for financial reporting purposes and taxable income.

10. Dividends

On June 14, 2024, the Company paid $1.4 million in cash dividends, based on a dividend of $0.05 per share of its common stock, to shareholders of record at the close of business on May 24, 2024. On March 15, 2024, the Company paid $1.4 million in cash dividends, based on a dividend of $0.05 per share of its common stock, to shareholders of record at the close of business on February 23, 2024.

11. Subsequent Event

On July 31, 2024, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.05 per share on the Company’s common stock. This dividend is payable on September 13, 2024, to shareholders of record at the close of business on August 23, 2024.

ITEM 2:     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements. Any statements contained in this Report that are not statements of historical fact are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements in this Report, including without limitation statements relating to the Company’s plans, strategies, objectives, expectations, intentions, and adequacy of resources, are identified by such words as “will,” “could,” “should,” “would,” “believe,” “possible,” “potential,” “expect,” “intend,” “plan,” “schedule,” “estimate,” “anticipate,” and “project.” The Company undertakes no obligation to publicly update or revise any forward-looking statements. The Company cautions that forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from expectations, including without limitation the following: (i) the Company’s plans, strategies, objectives, expectations, and intentions are subject to change at any time at the Company’s discretion; (ii) the Company’s plans and results of operations will be affected by its ability to maintain and increase its revenues and manage its growth; (iii) the Company’s ability to meet short-term and long-term liquidity demands, including meeting the Company’s operating and capital needs, including possible acquisitions and paying dividends, and conditions in the credit and equity markets, including the ability of the Company’s customers to meet their obligations; (iv) interruptions to operations and increased expenses at the Company’s facilities resulting from changes in mining methods or conditions, variability of chemical or physical properties of the Company’s limestone and its impact on process equipment and product quality, inclement weather conditions, including more severe and frequent weather events resulting from climate change, natural disasters, accidents, IT systems failures or disruptions, including due to cybersecurity threats and incidents, utility disruptions, supply chain delays and disruptions, labor shortages and disruptions, or regulatory requirements; (v) volatile coal, petroleum coke, diesel, natural gas, electricity, and transportation costs and the consistent availability of trucks, truck drivers, and rail cars to deliver the Company’s products to its customers and solid fuels to its plants on a timely basis at competitive prices; (vi) the Company’s ability to expand its lime and limestone operations through projects and acquisitions of businesses with related or similar operations and the Company’s ability to obtain any required financing for such projects and acquisitions, to integrate the projects and acquisitions into the Company’s overall operations, and to sell any resulting increased production at acceptable prices; (vii) inadequate demand and/or prices for the Company’s lime and limestone products due to increased competition from competitors, increasing competition for certain customer accounts, conditions in the U.S. economy, recessionary pressures in, and the impact of government policies on, particular industries, including oil and gas services, utility plants, steel, construction, and industrial, effects of governmental fiscal and budgetary constraints, including the level of highway construction and infrastructure funding, changes to tax laws, legislative impasses, extended governmental shutdowns, downgrades and defaults on U.S. government obligations, trade wars, tariffs, international incidents, including conflicts in Ukraine, Israel, and the broader Middle East, oil cartel production and supply actions, sanctions, economic and regulatory uncertainties under state governments and the United States Administration and Congress, inflation, Federal Reserve responses to inflationary concerns, including increased interest rates, and inability to continue to maintain or increase prices for the Company’s products, including passing through the increased costs of energy, labor, parts and supplies, and changes in inflationary expectations; (viii) ongoing and possible new regulations, investigations, enforcement actions and costs, legal expenses, penalties, fines, assessments, litigation, judgments and settlements, taxes, and disruptions and limitations of operations, including those related to climate change, health and safety, human capital, diversity, and other environmental, social, governance, and sustainability considerations, and those that could impact the Company’s ability to continue or renew its operating permits or successfully secure new permits in connection with its modernization and expansion and development projects; (ix) estimates of resources and reserves and remaining lives of reserves; (x) the impact of potential global pandemics, epidemics, or disease outbreaks, and governmental responses thereto, including decreased demand, lower prices, tightened labor and other markets, and increased costs, and the risk of non-compliance with health and safety protocols and mandates, on the Company’s financial condition, results of operations, cash flows, and competitive position; (xi) the impact of social or political unrest; (xii) risks relating to mine safety and reclamation and remediation; and (xiii) other risks and uncertainties set forth in this Report or indicated from time to time in the Company’s filings with the Securities and Exchange Commission (the “SEC”), including the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

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

Our revenues increased 3.5% and 5.3% in the second quarter and first six months 2024, respectively, compared to the second quarter and first six months 2023. Revenues from our lime and limestone operations increased 3.5% in the second quarter 2024, compared to the second quarter 2023, due to a 13.6% increase in the average selling prices for our lime and limestone products, partially offset by a 10.1% decrease in sales volumes of our lime and limestone products, which was principally due to decreased demand from our construction customers, partially offset by increased demand from our industrial and roof shingle customers. Heavier than usual rainfalls contributed to the delay of construction projects in the south-central United States during the second quarter 2024. Looking ahead, we expect improved demand from our construction customers will come with improved weather conditions. Revenues from our lime and limestone operations increased 5.3% in the first six months 2024, compared to the first six months 2023, due to a 14.0% increase in the average selling prices for our lime and limestone products, partially offset by a 8.7% decrease in sales volumes of our lime and limestone products, principally due to decreased demand from our construction customers, partially offset by increased demand from our industrial and roof shingle customers.

Our gross profit increased 28.3% and 28.0% in the second quarter and first six months 2024, respectively, compared to the second quarter and first six months 2023. Gross profit from our lime and limestone operations increased 28.4% and 28.0% in the second quarter and first six months 2024, respectively, compared to the second quarter and first six months 2023. The increase in gross profit resulted primarily from the increased revenues discussed above.

On May 2, 2024, our shareholders approved an increase in the number of authorized shares of our common stock from 30,000,000 to 45,000,000. On July 12, 2024, we effected a 5-for-1 split of our common stock, in the form of a stock dividend of four additional shares of common stock for each share outstanding to shareholders of record at the close of business on June 21, 2024 (the “Stock Split”). All share and per share information, including stock-based compensation, throughout this Quarterly Report on Form 10-Q has been retroactively adjusted to reflect the Stock Split. The shares of common stock retain a par value of $0.10 per share.

Liquidity and Capital Resources.

Net cash provided by operating activities was $48.4 million in the first six months 2024, compared to $40.3 million in the first six months 2023, an increase of $8.1 million, or 20.1%. Our net cash provided by operating activities is composed of net income, depreciation, depletion and amortization (“DD&A”), deferred income taxes, stock-based compensation, other non-cash items included in net income and changes in working capital. In the first six months 2024, net cash provided by operating activities was principally composed of $48.5 million net income, $12.0 million DD&A, and $2.4 million stock-based compensation, partially offset by $0.4 million deferred income taxes and a $14.1 million decrease from changes in operating assets and liabilities. Changes in operating assets and liabilities in the first six months 2024 included an increase of $8.2 million in trade receivables, net, due primarily to increased sales in the second quarter 2024 compared to the fourth quarter 2023, an increase of $3.0 million in inventories, an increase of $1.6 million in other assets, and a decrease of $2.4 million in accounts payable and accrued expenses, partially offset by a decrease of $1.2 million in prepaid expenses and other current assets. In the first six months 2023, net cash provided by operating activities was principally composed of $36.8 million net income, $11.8 million DD&A, and $1.6 million stock-based compensation, partially offset by $0.5 million deferred income taxes and a $9.5 million decrease from changes in operating assets and liabilities. Changes in operating assets and liabilities in the first six months 2023 included an increase of $7.1 million in trade receivables, net, due primarily from increased sales in the second quarter 2023 compared to the fourth quarter 2022, and an increase of $2.8 million in inventories, partially offset by a decrease of $0.6 million in prepaid expenses and other current assets.

We had $11.2 million in capital expenditures in the first six months 2024, compared to $15.4 million in the first six months 2023. Net cash used in financing activities was $2.9 million in the first six months 2024, compared to $2.3 million in the first six months 2023, consisting primarily of cash dividends paid in each period.

Cash and cash equivalents increased $34.5 million to $222.5 million at June 30, 2024 from $188.0 million at December 31, 2023.

We are not committed to any planned capital expenditures until actual orders are placed for equipment. As of June 30, 2024, we did not have any material commitments for open purchase orders.

At June 30, 2024, our credit agreement with Wells Fargo Bank, N.A. (the “Lender”), as amended as of August 3, 2023, provides for a $75 million revolving credit facility (the “Revolving Facility”) and an incremental four-year accordion feature to borrow up to an additional $50 million on the same terms, subject to approval by the Lender or another lender selected by us. The credit agreement also provided for a $10 million letter of credit sublimit under the Revolving Facility. The Revolving Facility and any incremental loans mature on August 3, 2028.

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

At June 30, 2024, we had no debt outstanding and no draws on the Revolving Facility other than $0.5 million of letters of credit, which count as draws against the available commitment under the Revolving Facility. We believe that, absent a significant acquisition, cash on hand and cash flows from operations will be sufficient to meet our operating needs, ongoing capital needs, including current and possible future modernization, expansion, and development projects, and liquidity needs and allow us to pay regular quarterly cash dividends for the near future.

Results of Operations.

Revenues in the second quarter 2024 were $76.5 million, compared to $74.0 million in the second quarter 2023, an increase of $2.6 million, or 3.5%. For the first six months 2024, revenues were $148.2 million, compared to $140.8 million in the first six months 2023, an increase of $7.5 million, or 5.3%. Revenues from our lime and limestone operations were $76.3 million in the second quarter 2024, compared to $73.7 million in the second quarter 2023, an increase of $2.6 million, or 3.5%. For the first six months 2024, our lime and limestone revenues were $147.7 million, compared to $140.2 million in the first six months 2023, an increase of $7.5 million, or 5.3%. The increase in our lime and limestone revenues in the second quarter and first six months 2024 resulted from the increases in the average selling prices for our lime and limestone products, partially offset by the decreased sales volumes of our lime and limestone products, principally due to decreased demand from our construction customers, partially offset by increased demand from our industrial and roof shingle customers.

Gross profit was $34.8 million in the second quarter 2024, compared to $27.1 million in the second quarter 2023, an increase of $7.7 million, or 28.3%. Gross profit from our lime and limestone operations in the second quarter 2024 was $34.8 million, compared to $27.1 million in the second quarter 2023, an increase of $7.7 million, or 28.4%. The increase in lime and limestone gross profit in the second quarter 2024, compared to the second quarter 2023, resulted primarily from the increased revenues discussed above.

Gross profit was $65.4 million in the first six months 2024, compared to $51.1 million in the first six months 2023, an increase of $14.3 million, or 28.0%. Gross profit from our lime and limestone operations in the first six months 2024 was $65.5 million, compared to $51.2 million in the first six months 2023, an increase of $14.3 million, or 28.0%. The increase in gross profit in the first six months 2024, compared to the first six months 2023, resulted primarily from the increased revenues discussed above.

Selling, general and administrative (“SG&A”) expenses were $4.9 million in the second quarter 2024, compared to $4.3 million in the first quarter 2023, an increase of $0.6 million, or 13.0%. SG&A expenses were $9.7 million in the first six months 2024, compared to $8.5 million in the first six months 2023, an increase of $1.3 million, or 14.9%. The increases in SG&A expenses in the 2024 periods, compared to the comparable 2023 periods, were primarily due to increased personnel expenses, including stock-based compensation.

Other (income) expense, net was $2.8 million income in the second quarter 2024 and $5.3 million income in the first six months 2024, compared to $1.8 million income in the second quarter 2023 and $3.3 million income in the first six months 2023. The increases of $1.0 million and $2.0 million in other (income) expense, net during the 2024 periods, compared to the comparable 2023 periods, were primarily due to interest earned on higher average balances in our cash and cash equivalents.

Income tax expense was $6.7 million and $12.5 million in the second quarter and first six months 2024, compared to $4.9 million and $9.2 million in the comparable 2023 periods. The increases in income tax expense in the 2024 periods, compared to the comparable 2023 periods, were due to the increases in income before taxes.

Our net income was $26.1 million ($0.91 per share diluted) in the second quarter 2024, compared to net income of $19.7 million ($0.69 per share diluted) in the second quarter 2023, an increase of $6.3 million, or 32.2%. For the first six months 2024, our net income was $48.5 million ($1.69 per share diluted), compared to $36.8 million ($1.29 per share diluted) in the first six months 2023, an increase of $11.7 million, or 31.7%.

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

PART II.     OTHER INFORMATION

ITEM 2:     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our Amended and Restated 2001 Long-Term Incentive Plan allows employees and directors to pay the exercise price for stock options and the tax withholding liability upon the lapse of restrictions on restricted stock by payment in cash and/or delivery of shares of common stock.  There were no repurchases in the second quarter 2024 pursuant to these provisions or otherwise.

ITEM 4:    MINE SAFETY DISCLOSURES

Under Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of SEC Regulation S-K, each operator of a coal or other mine is required to include disclosures regarding certain mine safety results in its periodic reports filed with the SEC. The operation of our quarries, underground mine and plants is subject to regulation by the federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977. The required information regarding certain mining safety and health matters, broken down by mining complex, for the quarter ended June 30, 2024 is presented in Exhibit 95.1 to this Report.

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

ITEM 5:    OTHER INFORMATION

On August 1, 2024, the Company and Timothy W. Byrne, the Company’s President and CEO and a Director, entered into an agreement (the “Agreement”), amending and restating Mr. Byrne’s Employment Agreement with the Company, dated as of January 1, 2020 (the “2020 Agreement”), with such amendment and restatement to be effective as of January 1, 2025, and providing that certain amendments to the 2020 Agreement reflected in the Agreement are effective earlier, on August 1, 2024 (the “2024 Amendments”). The Agreement was approved by the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”) and the Board.

The principal changes under the Agreement are as follows: The Agreement extends the term of Mr. Byrne’s employment with the Company by four years, from December 31, 2024 to December 31, 2028, and for successive one-year periods thereafter unless either Mr. Byrne or the Company gives at least one year’s prior written notice of intent not to renew. The provisions of the Agreement are substantially the same as those of the 2020 Agreement, except that (1) Mr. Byrne’s minimum annual base salary will be increased to $555,000, the amount of his base salary for 2024; (2) the targets and annual cash bonus opportunities related to achievement of objective EBITDA performance levels (earnings before interest, taxes, depreciation, depletion, and amortization, computed without regard to the effects of any awards granted under our Amended and Restated 2001 Long-Term Incentive Plan, as Amended and Restated (the “Amended and Restated LTIP”)) will be increased to reflect the increases in both the Company’s EBITDA performance and Mr. Byrne’s base salary in recent years; (3) Mr. Byrne’s right to be granted equity awards under the Amended and Restated LTIP, subject to the approval of the Compensation Committee, will be reduced to provide that he will no longer have the right to be granted any stock options, rather than the 37,500 stock options (as adjusted for the Stock Split) provided for in the 2020 Agreement, and will be granted 47,500 shares of restricted stock (post-Stock Split), rather than the 62,500 shares of restricted stock (post-Stock Split) provided for in the 2020 Agreement; and (4) the one-year vesting period for grants of shares of restricted stock remains the same, except that, in the case of the grant made in the final year of Mr. Byrne’s employment under the Agreement, the shares of restricted stock will vest immediately upon the earlier date, if any, that he no longer has any relationship with the Company as an employee, consultant, or director. The Agreement also makes other updating and conforming changes to reflect recent changes to the Company’s compensation recovery policy and standard confidentiality and covenant not to compete provisions.

In addition, the Agreement also includes the 2024 Amendments, providing that certain amendments to the 2020 Agreement reflected in the 2025 Agreement are effective earlier, on August 1, 2024, rather than on January 1, 2025. The 2024 Amendments include the reduction in the equity awards that Mr. Byrne has the right to be granted (Item (3) above), thus reducing his equity awards to be granted in December 2024 under the 2020 Agreement, and the updating and conforming changes relating to the Company’s compensation recovery or clawback policy and standard confidentiality provisions.

The foregoing description of the changes made to the 2020 Agreement is qualified in its entirety by reference to the full text of the Agreement included as Exhibit 10.1 to this Quarterly Report on Form 10-Q, which is incorporated by reference herein in response to this Item.

ITEM 6:    EXHIBITS

The Exhibit Index set forth below is incorporated by reference in response to this Item.

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION

3.1	Restated Articles of Incorporation, as Amended.

10.1

Employment Agreement effective as of January 1, 2025, with certain amendments effective as of August 1, 2024, between United States Lime & Minerals, Inc. and Timothy W. Byrne, including Cash Performance Bonus Award Agreement dated as of January 1, 2025 between United States Lime & Minerals, Inc. and Timothy W. Byrne, set forth as Exhibit A thereto.

10.2

United States Lime & Minerals, Inc. Amended and Restated 2001 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 6, 2024, File Number 000-04197).

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

UNITED STATES LIME & MINERALS, INC.

August 2, 2024	By:	/s/ Timothy W. Byrne
Timothy W. Byrne
President and Chief Executive Officer
(Principal Executive Officer)

August 2, 2024	By:	/s/ Michael L. Wiedemer
Michael L. Wiedemer
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)