Form 10-Q
period 2024-09-30
UNITED STATES LIME & MINERALS INC
filed 2024-10-31
CIK 82020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: As of October 29, 2024, 28,594,270 shares of common stock, $0.10 par value, were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

(Unaudited)

	September 30,	December 31,
	2024	2023
ASSETS
Current assets
Cash and cash equivalents	$255,022	$187,964
Trade receivables, net	52,905	38,052
Inventories	27,783	24,313
Prepaid expenses and other current assets	2,749	4,640
Total current assets	338,459	254,969
Property, plant and equipment	483,108	469,598
Less accumulated depreciation and depletion	(305,318)	(289,803)
Property, plant and equipment, net	177,790	179,795
Operating lease right-of-use assets	4,964	5,273
Other assets, net	546	565
Total assets	$521,759	$440,602
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$8,496	$7,404
Current portion of operating lease liabilities	1,531	1,582
Accrued expenses	8,671	8,505
Total current liabilities	18,698	17,491
Deferred tax liabilities, net	23,834	24,659
Operating lease liabilities, excluding current portion	3,633	3,919
Other liabilities	1,380	1,429
Total liabilities	47,545	47,498
Stockholders’ equity
Common stock, $0.10 par value; 45,000,000 and 30,000,000 shares authorized at September 30, 2024 and December 31, 2023, respectively; 28,594,270 and 28,522,780 shares outstanding at September 30, 2024 and December 31, 2023, respectively	2,963	2,955
Additional paid-in capital	39,251	35,539
Retained earnings	490,061	412,499
Less treasury stock, at cost	(58,061)	(57,889)
Total stockholders’ equity	474,214	393,104
Total liabilities and stockholders’ equity	$521,759	$440,602

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
Revenues	$89,427	100.0%	$74,878	100.0%	$237,659	100.0%	$215,638	100.0%
Cost of revenues
Labor and other operating expenses	40,282	45.0%	40,827	54.5%	111,222	46.8%	118,796	55.1%
Depreciation, depletion and amortization	6,032	6.8%	5,896	7.9%	17,895	7.5%	17,564	8.1%
	46,314	51.8%	46,723	62.4%	129,117	54.3%	136,360	63.2%
Gross profit	43,113	48.2%	28,155	37.6%	108,542	45.7%	79,278	36.8%
Selling, general and administrative expenses	4,976	5.6%	4,355	5.8%	14,706	6.2%	12,826	6.0%
Operating profit	38,137	42.6%	23,800	31.8%	93,836	39.5%	66,452	30.8%

Other (income) expense, net	(3,061)	(3.5)%	(2,197)	(2.9)%	(8,387)	(3.5)%	(5,529)	(2.6)%
Income before income tax expense	41,198	46.1%	25,997	34.7%	102,223	43.0%	71,981	33.4%
Income tax expense	7,845	8.8%	5,264	7.0%	20,374	8.6%	14,432	6.7%
Net income	$33,353	37.3%	$20,733	27.7%	$81,849	34.4%	$57,549	26.7%
Net income per share of common stock
Basic	$1.17		$0.73		$2.86		$2.02
Diluted	$1.16		$0.73		$2.85		$2.02

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(dollars in thousands)

(Unaudited)

	Common Stock		Additional
	Shares		Paid-In	Retained	Treasury
	Outstanding	Amount	Capital	Earnings	Stock	Total
Balances at December 31, 2023	28,522,780	$2,955	$35,539	$412,499	$(57,889)	$393,104
Stock options exercised	12,000	1	129	—	—	130
Stock-based compensation	14,785	1	1,240	—	—	1,241
Treasury shares purchased	(3,435)	—	—	—	(172)	(172)
Cash dividends paid	—	—	—	(1,426)	—	(1,426)
Net income	—	—	—	22,439	—	22,439
Balances at March 31, 2024	28,546,130	2,957	36,908	433,512	(58,061)	415,316
Stock options exercised	40,025	4	(4)	—	—	—
Stock-based compensation	8,115	2	1,145	—	—	1,147
Cash dividends paid	—	—	—	(1,431)	—	(1,431)
Net income	—	—	—	26,057	—	26,057
Balances at June 30, 2024	28,594,270	2,963	38,049	458,138	(58,061)	441,089
Stock-based compensation	—	—	1,202	—	—	1,202
Cash dividends paid	—	—	—	(1,430)	—	(1,430)
Net income	—	—	—	33,353	—	33,353
Balances at September 30, 2024	28,594,270	$2,963	$39,251	$490,061	$(58,061)	$474,214

	Common Stock		Additional
	Shares		Paid-In	Retained	Treasury
	Outstanding	Amount	Capital	Earnings	Stock	Total
Balances at December 31, 2022	28,410,395	$2,944	$32,255	$342,504	$(56,615)	$321,088
Stock options exercised	28,810	3	110	—	—	113
Stock-based compensation	15,620	2	810	—	—	812
Treasury shares purchased	(3,230)	—	—	—	(98)	(98)
Cash dividends paid	—	—	—	(1,137)	—	(1,137)
Net income	—	—	—	17,104	—	17,104
Balances at March 31, 2023	28,451,595	2,949	33,175	358,471	(56,713)	337,882
Stock-based compensation	15,910	1	795	—	—	796
Cash dividends paid	—	—	—	(1,139)	—	(1,139)
Net income	—	—	—	19,712	—	19,712
Balances at June 30, 2023	28,467,505	$2,950	$33,970	$377,044	$(56,713)	$357,251
Stock options exercised	17,630	2	(2)	—	—	—
Stock-based compensation	(135)	—	787	—	—	787
Cash dividends paid	—	—	—	(1,139)	—	(1,139)
Net income	—	—	—	20,733	—	20,733
Balances at September 30, 2023	28,485,000	$2,952	$34,755	$396,638	$(56,713)	$377,632

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
OPERATING ACTIVITIES:
Net income	$81,849	$57,549
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	18,125	17,783
Amortization of deferred financing costs	2	9
Deferred income taxes	(825)	(319)
Gain on disposition of property, plant and equipment	(46)	(85)
Stock-based compensation	3,590	2,396
Changes in operating assets and liabilities:
Trade receivables, net	(14,853)	(10,469)
Inventories	(3,470)	(4,199)
Prepaid expenses and other current assets	1,891	1,185
Other assets	17	(159)
Accounts payable and accrued expenses	1,214	949
Other liabilities	(80)	42
Net cash provided by operating activities	87,414	64,682
INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(16,371)	(20,541)
Proceeds from sale of property, plant and equipment	344	2,180
Net cash used in investing activities	(16,027)	(18,361)
FINANCING ACTIVITIES:
Cash dividends paid	(4,287)	(3,415)
Proceeds from exercise of stock options	130	113
Purchase of treasury shares	(172)	(98)
Net cash used in financing activities	(4,329)	(3,400)
Net increase in cash and cash equivalents	67,058	42,921
Cash and cash equivalents at beginning of period	187,964	133,384
Cash and cash equivalents at end of period	$255,022	$176,305

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by United States Lime & Minerals, Inc. (the “Company”) without independent audit. In the opinion of the Company’s management, all adjustments of a normal and recurring nature necessary to present fairly the financial position, results of operations, and cash flows for the periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2023. The results of operations for the three- and nine-month periods ended September 30, 2024 are not necessarily indicative of operating results for the full year.

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

3. Accounting Policies

Revenue Recognition. The Company recognizes revenue for its lime and limestone operations when (i) a contract with the customer exists and the performance obligations are identified; (ii) the price has been established; and (iii) the performance obligations have been satisfied, which is generally upon shipment. The Company’s returns and allowances are minimal. Revenues include external freight billed to customers with related costs accounted for as fulfillment costs and included in cost of revenues. External freight billed to customers included in 2024 and 2023 revenues was $12.3 million and $12.2 million, for the respective three-month periods ended September 30, and $34.5 million and $35.4 million, for the respective nine-month periods ended September 30, which approximates the amount of external freight included in cost of revenues. Sales taxes billed to customers are not included in revenues. For its natural gas interests, the Company recognizes revenue in the month of production and delivery.

Trade Receivables, Net. The majority of the Company’s trade receivables are unsecured. Payment terms for all trade receivables are based on the underlying purchase orders, contracts, or purchase agreements, and are generally fixed, short-term and do not contain a significant financing component. The Company estimates credit losses relating to trade receivables based on an assessment of the current and forecasted probability of collection, historical trends, economic conditions, and other significant events that may impact the collectability of accounts receivables. Due to the relatively homogenous nature of its trade receivables, the Company does not believe there are any meaningful asset-specific differences within its trade receivables portfolio that would require the portfolio to be grouped below the consolidated level for review of credit losses. Credit losses relating to trade receivables have generally been within management expectations and historical trends. Uncollected trade receivables are charged-off when identified by management to be unrecoverable. The Company maintains an allowance for credit losses to reflect currently expected estimated losses resulting from the failure of customers to make required payments.

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

Operating results and certain other financial data for the three- and nine-month periods ended September 30, 2024 and 2023 for the Company’s lime and limestone operations segment and other are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenues	2024	2023	2024	2023
Lime and limestone operations	$89,212	$74,582	$236,936	$214,808
Other	215	296	723	830
Total revenues	$89,427	$74,878	$237,659	$215,638
Depreciation, depletion and amortization
Lime and limestone operations	$5,905	$5,763	$17,518	$17,179
Other	127	133	377	385
Total depreciation, depletion and amortization	$6,032	$5,896	$17,895	$17,564
Gross profit (loss)
Lime and limestone operations	$43,179	$28,160	$108,690	$79,339
Other	(66)	(5)	(148)	(61)
Total gross profit	$43,113	$28,155	$108,542	$79,278
Operating profit (loss)
Lime and limestone operations	$38,204	$23,807	$93,993	$66,523
Other	(67)	(7)	(157)	(71)
Total operating profit	$38,137	$23,800	$93,836	$66,452
Identifiable assets, at period end
Lime and limestone operations	$263,214	$244,039	$263,214	$244,039
Other	258,545	180,016	258,545	180,016
Total identifiable assets	$521,759	$424,055	$521,759	$424,055
Capital expenditures
Lime and limestone operations	$9,547	$15,090	$16,371	$20,541
Other	—	—	—	—
Total capital expenditures	$9,547	$15,090	$16,371	$20,541

5. Income and Dividends Per Share of Common Stock

At September 30, 2024, the Company had 45,000,000 shares of common stock authorized and 28,594,270 shares outstanding, after adjusting for the Stock Split.

The following table sets forth the computation of basic and diluted income per common share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income for basic and diluted income per common share	$33,353	$20,733	$81,849	$57,549
Weighted-average shares for basic income per common share	28,594	28,480	28,574	28,455
Effect of dilutive securities:
Employee and director stock options(1)	133	80	109	70
Adjusted weighted-average shares and assumed exercises for diluted income per common share	28,727	28,560	28,683	28,525
Basic net income per common share	$1.17	$0.73	$2.86	$2.02
Diluted net income per common share	$1.16	$0.73	$2.85	$2.02
(1)	No stock options were excluded due to being antidilutive.

The Company paid $0.05 and $0.15 of cash dividends per share of common stock in the three- and nine-month periods ended September 30, 2024, respectively. The Company paid $0.04 and $0.12 of cash dividends per share of common stock in the three- and nine-month periods ended September 30, 2023, respectively.

6. Inventories

Inventories are valued principally at the lower of cost, determined using the average cost method, or net realizable value. Costs for raw materials and finished goods include materials, labor, and production overhead. Inventories consisted of the following (in thousands):

	September 30,	December 31,
	2024	2023
Lime and limestone inventories:
Raw materials	$8,808	$7,834
Finished goods	3,052	3,107
	11,860	10,941
Parts inventories	15,923	13,372
	$27,783	$24,313

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

As of September 30, 2024, the Company had no debt outstanding and no draws on the Revolving Facility other than $0.5 million of letters of credit, which count as draws against the available commitment under the Revolving Facility.

8. Leases

The Company has operating leases for the use of equipment, corporate office space, and some of its terminal and distribution facilities. The leases have remaining lease terms of 0 to 7 years, with a weighted-average remaining lease term of 4 years at both September 30, 2024 and December 31, 2023. Some operating leases include options to extend the leases for up to 5 years and are only considered in the lease terms if the Company is reasonably certain it will exercise the option to extend.

The components of lease costs for the three- and nine-month periods ended September 30, 2024 and 2023 were as follows (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
	Classification	2024	2023	2024	2023
Operating lease costs(1)	Cost of revenues	$700	$823	$1,948	$2,400
Operating lease costs(1)	Selling, general and administrative expenses	76	51	229	131
Rental revenues	Revenues	(47)	(129)	(269)	(357)
Rental revenues	Other (income) expense, net	(13)	(23)	(74)	(59)
Net operating lease costs		$716	$722	$1,834	$2,115
(1)	Includes the costs of leases with a term of one year or less.

As of September 30, 2024, future minimum payments under operating leases that were either non-cancelable or subject to significant penalty upon cancellation, including future minimum payments under renewal options that the Company is reasonably certain to exercise, were as follows (in thousands):

2024 (excluding the nine months ended September 30, 2024)	$468
2025	1,542
2026	1,456
2027	1,093
2028	508
Thereafter	599
Total future minimum lease payments	5,666
Less imputed interest	(502)
Present value of lease liabilities	$5,164

Supplemental cash flow information pertaining to the Company’s leasing activity for the nine months ended September 30, 2024 and 2023 is as follows (in thousands):

	Nine Months Ended September 30,
	2024	2023
Cash payments for lease liabilities included in operating cash flows	$1,450	$1,227
Right-of-use assets obtained in exchange for operating lease obligations	$827	$511

9. Income Taxes

The Company has estimated that its effective income tax rate for 2024 will be 19.9%. The primary reason for the effective income tax rate being below the federal statutory rate is due to statutory depletion, which is allowed for income tax purposes and is a permanent difference between net income for financial reporting purposes and taxable income.

10. Dividends

On September 13, 2024, the Company paid $1.4 million in cash dividends, based on a dividend of $0.05 per share of its common stock, to shareholders of record at the close of business on August 23, 2024. On June 14, 2024, the Company paid $1.4 million in cash dividends, based on a dividend of $0.05 per share of its common stock, to shareholders of record at the close of business on May 24, 2024. On March 15, 2024, the Company paid $1.4 million in cash dividends, based on a dividend of $0.05 per share of its common stock, to shareholders of record at the close of business on February 23, 2024.

11. Subsequent Event

On October 30, 2024, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.05 per share on the Company’s common stock. This dividend is payable on December 13, 2024, to shareholders of record at the close of business on November 22, 2024.

ITEM 2:     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements. Any statements contained in this Report that are not statements of historical fact are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements in this Report, including without limitation statements relating to the Company’s plans, strategies, objectives, expectations, intentions, and adequacy of resources, are identified by such words as “will,” “could,” “should,” “would,” “believe,” “possible,” “potential,” “expect,” “intend,” “plan,” “schedule,” “estimate,” “anticipate,” and “project.” The Company undertakes no obligation to publicly update or revise any forward-looking statements. The Company cautions that forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from expectations, including without limitation the following: (i) the Company’s plans, strategies, objectives, expectations, and intentions are subject to change at any time at the Company’s discretion; (ii) the Company’s plans and results of operations will be affected by its ability to maintain and increase its revenues and manage its growth; (iii) the Company’s ability to meet short-term and long-term liquidity demands, including meeting the Company’s operating and capital needs, including possible acquisitions and paying dividends, and conditions in the credit and equity markets, including the ability of the Company’s customers to meet their obligations; (iv) interruptions to operations and increased expenses at the Company’s facilities resulting from changes in mining methods or conditions, variability of chemical or physical properties of the Company’s limestone and its impact on process equipment and product quality, inclement weather conditions, including more severe and frequent weather events resulting from climate change, natural disasters, accidents, IT systems failures or disruptions, including due to cybersecurity threats and incidents, utility disruptions, supply chain delays and disruptions, labor shortages and disruptions, or regulatory requirements; (v) volatile coal, petroleum coke, diesel, natural gas, electricity, and transportation costs and the consistent availability of trucks, truck drivers, and rail cars to deliver the Company’s products to its customers and solid fuels to its plants on a timely basis at competitive prices; (vi) the Company’s ability to expand its lime and limestone operations through projects and acquisitions of businesses with related or similar operations and the Company’s ability to obtain any required financing for such projects and acquisitions, to integrate the projects and acquisitions into the Company’s overall operations, and to sell any resulting increased production at acceptable prices; (vii) inadequate demand and/or prices for the Company’s lime and limestone products due to increased competition from competitors, increasing competition for certain customer accounts, conditions in the U.S. economy, recessionary pressures in, and the impact of government policies on, particular industries, including oil and gas services, utility plants, steel, construction, and industrial, effects of governmental fiscal and budgetary constraints, including the level of highway construction and infrastructure funding, changes to tax laws, legislative impasses, extended governmental shutdowns, downgrades and defaults on U.S. government obligations, trade wars, tariffs, international incidents, including conflicts in Ukraine, Israel, and the broader Middle East, oil cartel production and supply actions, sanctions, economic and regulatory uncertainties under state governments and the United States Administration and Congress, inflation, recession, and other macroeconomic concerns, Federal Reserve responses to macroeconomic concerns, including the effect of changing interest rates, and inability to continue to maintain or increase prices for the Company’s products, including passing through any increased costs of energy, labor, parts and supplies, and changes in inflationary expectations; (viii) ongoing and possible new regulations, investigations, enforcement actions and costs, legal expenses, penalties, fines, assessments, litigation, judgments and settlements, taxes, and disruptions and limitations of operations, including those related to climate change, health and safety, human capital, diversity, and other environmental, social, governance, and sustainability considerations, and those that could impact the Company’s ability to continue or renew its operating permits or successfully secure new permits in connection with its modernization and expansion and development projects; (ix) estimates of resources and reserves and remaining lives of reserves; (x) the impact of potential global pandemics, epidemics, or disease outbreaks, and governmental responses thereto, including decreased demand, lower prices, tightened labor and other markets, and increased costs, and the risk of non-compliance with health and safety protocols and mandates, on the Company’s financial condition, results of operations, cash flows, and competitive position; (xi) the impact of social or political unrest; (xii) risks relating to mine safety and reclamation and remediation; and (xiii) other risks and uncertainties set forth in this Report or indicated from time to time in the Company’s filings with the Securities and Exchange Commission (the “SEC”), including the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

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

Our revenues increased 19.4% and 10.2% in the third quarter and first nine months 2024, respectively, compared to the third quarter and first nine months 2023. Revenues from our lime and limestone operations increased 19.6% in the third quarter 2024, compared to the third quarter 2023, due to a 14.2% increase in the average selling prices for our lime and limestone products and a 5.4% increase in sales volumes of our lime and limestone products, which was principally due to increased demand from our construction and roof shingle customers. Revenues from our lime and limestone operations increased 10.3% in the first nine months 2024, compared to the first nine months 2023, due to a 14.3% increase in the average selling prices for our lime and limestone products, partially offset by a 4.0% decrease in sales volumes of our lime and limestone products, principally due to decreased demand from our construction customers, which was partially offset by increased demand from our industrial and roof shingle customers. While overall demand from our construction customers is down for the first nine months 2024, compared to the first nine months 2023, construction demand improved in the third quarter 2024 as weather conditions in the South-Central United States returned to a more normal pattern compared to the heavier than usual rainfalls that we experienced in the first half 2024.

Our gross profit increased 53.1% and 36.9% in the third quarter and first nine months 2024, respectively, compared to the third quarter and first nine months 2023. Gross profit from our lime and limestone operations increased 53.3% and 37.0% in the third quarter and first nine months 2024, respectively, compared to the third quarter and first nine months 2023. The increases in gross profit resulted primarily from the increases in revenues discussed above and decreases in operating expenses, somewhat attributed to lower natural gas prices and optimizing fuel blends on our kilns.

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

Liquidity and Capital Resources.

Net cash provided by operating activities was $87.4 million in the first nine months 2024, compared to $64.7 million in the first nine months 2023, an increase of $22.7 million, or 35.1%. Our net cash provided by operating activities is composed of net income, depreciation, depletion and amortization (“DD&A”), deferred income taxes, stock-based compensation, other non-cash items included in net income and changes in working capital. In the first nine months 2024, net cash provided by operating activities was principally composed of $81.8 million net income, $18.1 million DD&A, and $3.6 million stock-based compensation, partially offset by $0.8 million deferred income taxes and a $15.3 million decrease from changes in operating assets and liabilities. Changes in operating assets and liabilities in the first nine months 2024 included an increase of $14.9 million in trade receivables, net, due primarily to increased sales in the third quarter 2024 compared to the fourth quarter 2023, and an increase of $3.5 million in inventories, partially offset by a decrease of $1.9 million in prepaid expenses and other current assets and an increase of $1.2 million in accounts payable and accrued expenses. In the first nine months 2023, net cash provided by operating activities was principally composed of $57.5 million net income, $17.8 million DD&A, and $2.4 million stock-based compensation, partially offset by $0.3 million deferred income taxes and a $12.6 million decrease from changes in operating assets and liabilities. Changes in operating assets and liabilities in the first nine months 2023 included an increase of $10.5 million in trade receivables, net, due primarily to increased sales in the third quarter 2023 compared to the fourth quarter 2022, and an increase of $4.2 million in inventories, partially offset by a decrease of $1.2 million in prepaid expenses and other current assets and an increase of $0.9 in accounts payable and accrued expenses.

We had $16.4 million in capital expenditures in the first nine months 2024, compared to $20.5 million in the first nine months 2023. Net cash used in financing activities was $4.3 million in the first nine months 2024, compared to $3.4 million in the first nine months 2023, consisting primarily of cash dividends paid in each period.

Cash and cash equivalents increased $67.0 million to $255.0 million at September 30, 2024 from $188.0 million at December 31, 2023.

We are not committed to any planned capital expenditures until actual orders are placed for equipment. As of September 30, 2024, we did not have any material commitments for open purchase orders. In September 2024, we received the necessary permit to construct a new vertical kiln at our Texas Lime Company facility. We estimate the construction costs of the new kiln and related equipment and infrastructure will total approximately $65 million. We intend to fund this modernization and development project at our Texas Lime Company facility through cash on hand and cash flows from operations.

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

At September 30, 2024, we had no debt outstanding and no draws on the Revolving Facility other than $0.5 million of letters of credit, which count as draws against the available commitment under the Revolving Facility. We believe that, absent a significant acquisition, cash on hand and cash flows from operations will be sufficient to meet our operating needs, ongoing capital needs, including current and possible future modernization, expansion, and development projects, and liquidity needs and allow us to pay regular quarterly cash dividends for the near future.

Results of Operations.

Revenues in the third quarter 2024 were $89.4 million, compared to $74.9 million in the third quarter 2023, an increase of $14.5 million, or 19.4%. Revenues from our lime and limestone operations were $89.2 million in the third quarter 2024, compared to $74.6 million in the third quarter 2023, an increase of $14.6 million, or 19.6%. The increase in our revenues in the third quarter 2024, compared to the third quarter 2023, resulted from an increase in the average selling prices for our lime and limestone products and increased sales volumes of our lime and limestone products, principally due to increased demand from our construction and roof shingle customers.

For the first nine months 2024, revenues were $237.7 million, compared to $215.6 million in the first nine months 2023, an increase of $22.0 million, or 10.2%. For the first nine months 2024, our lime and limestone revenues were $236.9 million, compared to $214.8 million in the first nine months 2023, an increase of $22.1 million, or 10.3%. The increase in our revenues in the first nine months 2024, compared to the first nine months 2023, resulted from an increase in the average selling prices for our lime and limestone products, partially offset by decreased sales volumes of our lime and limestone products, principally due to decreased demand from our construction customers, offset in part by increased demand from our industrial and roof shingle customers.

Gross profit was $43.1 million in the third quarter 2024, compared to $28.2 million in the third quarter 2023, an increase of $15.0 million, or 53.1%. Gross profit from our lime and limestone operations in the third quarter 2024 was $43.2 million, compared to $28.2 million in the third quarter 2023, an increase of $15.0 million, or 53.3%. The increase in gross profit in the third quarter 2024, compared to the third quarter 2023, resulted primarily from the increased revenues discussed above and a decrease in operating expenses, somewhat attributed to lower natural gas prices and optimizing fuel blends on our kilns.

Gross profit was $108.5 million in the first nine months 2024, compared to $79.3 million in the first nine months 2023, an increase of $29.3 million, or 36.9%. Gross profit from our lime and limestone operations in the first nine months 2024 was $108.7 million, compared to $79.3 million in the first nine months 2023, an increase of $29.4 million, or 37.0%. The increase in gross profit in the first nine months 2024, compared to the first nine months 2023, resulted primarily from the increased revenues discussed above and a decrease in operating expenses, somewhat attributed to lower natural gas prices and optimizing fuel blends on our kilns.

Selling, general and administrative (“SG&A”) expenses were $5.0 million in the third quarter 2024, compared to $4.4 million in the third quarter 2023, an increase of $0.6 million, or 14.3%. SG&A expenses were $14.7 million in the first nine months 2024, compared to $12.8 million in the first nine months 2023, an increase of $1.9 million, or 14.7%. The increases in SG&A expenses in the 2024 periods, compared to the comparable 2023 periods, were primarily due to increased personnel expenses, including stock-based compensation.

Other (income) expense, net was $3.1 million income in the third quarter 2024 and $8.4 million income in the first nine months 2024, compared to $2.2 million income in the third quarter 2023 and $5.5 million income in the first nine months 2023. The increases of $0.9 million and $2.9 million in other (income) expense, net during the 2024 periods, compared to the comparable 2023 periods, were primarily due to interest earned on higher average balances in our cash and cash equivalents.

Income tax expense was $7.8 million and $20.4 million in the third quarter and first nine months 2024, compared to $5.3 million and $14.4 million in the comparable 2023 periods. The increases in income tax expense in the 2024 periods, compared to the comparable 2023 periods, were due to the increases in income before taxes.

Our net income was $33.4 million ($1.16 per share diluted) in the third quarter 2024, compared to net income of $20.7 million ($0.73 per share diluted) in the third quarter 2023, an increase of $12.6 million, or 60.9%. For the first nine months 2024, our net income was $81.8 million ($2.85 per share diluted), compared to $57.5 million ($2.02 per share diluted) in the first nine months 2023, an increase of $24.3 million, or 42.2%.

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

PART II.     OTHER INFORMATION

ITEM 2:     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our Amended and Restated 2001 Long-Term Incentive Plan, as Amended and Restated allows employees and directors to pay the exercise price for stock options and the tax withholding liability upon the lapse of restrictions on restricted stock by payment in cash and/or delivery of shares of common stock.  There were no repurchases in the third quarter 2024 pursuant to these provisions or otherwise.

ITEM 4:    MINE SAFETY DISCLOSURES

Under Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of SEC Regulation S-K, each operator of a coal or other mine is required to include disclosures regarding certain mine safety results in its periodic reports filed with the SEC. The operation of our quarries, underground mine and plants is subject to regulation by the federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977. The required information regarding certain mining safety and health matters, broken down by mining complex, for the quarter ended September 30, 2024 is presented in Exhibit 95.1 to this Report.

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

ITEM 5:    OTHER INFORMATION

On October 30, 2024, the Company’s Board of Directors (the “Board”) amended Section 2 of Article Three of the Company’s Amended and Restated Bylaws to increase the size of the Board from five to seven directors.

On October 30, 2024, the Board appointed Lila R. Weirich and Jon A. Wolkenstein as directors, effective November 1, 2024. The Board determined that both Ms. Weirich and Mr. Wolkenstein are independent directors as that term is defined by the Nasdaq listing rules and the rules of the SEC under the Securities Exchange Act of 1934, as amended. The Board anticipates Ms. Weirich will be named to the Nominating and Corporate Governance Committee and Mr. Wolkenstein will be named to the Audit Committee.

As non-employee directors, Ms. Weirich and Mr. Wolkenstein will receive cash and equity compensation paid by the Company in the same manner as the Company’s other non-employee directors, including pro rata compensation from the effective date of their appointments to the Board.

The following table sets forth the current compensation schedule for the Company’s non-employee directors:

Annual Retainer	$20,000
Daily Meeting or Per Diem Fee	$1,500
Telephonic Meeting Fee	$1,000
Additional Annual Retainers:
Audit Committee Chairman	$10,000
Compensation Committee Chairman	$5,000

The non-employee directors are also granted annually, at their option, either 3,000 shares of restricted stock or 9,000 stock options under the Company’s Amended and Restated 2001 Long-Term Incentive Plan, as Amended and Restated. The shares of restricted stock vest six months from the grant date. The options are granted at the closing per share market price of the Company’s common stock on the date of the grant and vest immediately.

ITEM 6:    EXHIBITS

The Exhibit Index set forth below is incorporated by reference in response to this Item.

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION

3.1	Amended and Restated Bylaws of United States Lime & Minerals, Inc. as of October 30, 2024.

10.1

Employment Agreement effective as of January 1, 2025, with certain amendments effective as of August 1, 2024, between United States Lime & Minerals, Inc. and Timothy W. Byrne, including Cash Performance Bonus Award Agreement dated as of January 1, 2025 between United States Lime & Minerals, Inc. and Timothy W. Byrne, set forth as Exhibit A thereto (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024).

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

UNITED STATES LIME & MINERALS, INC.

October 31, 2024	By:	/s/ Timothy W. Byrne
Timothy W. Byrne
President and Chief Executive Officer
(Principal Executive Officer)

October 31, 2024	By:	/s/ Michael L. Wiedemer
Michael L. Wiedemer
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)