Form 10-K
period 2024-12-31
UNITED STATES LIME & MINERALS INC
filed 2025-02-27
CIK 82020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒No ☐

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

Large accelerated filer	☒	Accelerated filer ☐
Non-accelerated filer	☐	Smaller reporting company ☐
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

The aggregate market value of Common Stock held by non-affiliates computed as of the last business day of the Registrant’s quarter ended June 30, 2024: $773,374,833.

Number of shares of Common Stock outstanding as of February 25, 2025: 28,620,799.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the Registrant’s definitive Proxy Statement to be filed for its 2025 Annual Meeting of Shareholders. Part IV incorporates certain exhibits by reference from the Registrant’s previous filings.

ii

PART I

ITEM 1. BUSINESS.

General.

United States Lime & Minerals, Inc. (the “Company,” the “Registrant,” “We” or “Our”), which was incorporated in 1950, conducts its business primarily through its lime and limestone operations. The Company also has natural gas interests with respect to oil and gas rights in Johnson County, Texas. In 2024, the Company determined that the activities of its natural gas interests did not meet the definition of an operating segment and has updated the disclosures in this Form 10-K accordingly. Disclosures for the years ended December 31, 2023 and 2022 have been recast to be consistent with the current year presentation. See Note 9 of the Notes to Consolidated Financial Statements in Item 8 of this Report on Form 10-K.

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

Company Operations.

Business and Products. The Company is a manufacturer of lime and limestone products, supplying primarily the construction (including highway, road, and building contractors), industrial (including paper and glass manufacturers), environmental (including municipal sanitation and water treatment facilities and flue gas treatment processes), metals (including steel producers), roof shingle manufacturers, agriculture (including poultry producers), and oil and gas services industries. The Company is headquartered in Dallas, Texas and operates lime and limestone plants and distribution facilities in Arkansas, Colorado, Louisiana, Missouri, Oklahoma and Texas through its wholly owned subsidiaries, Arkansas Lime Company, ART Quarry TRS LLC (DBA Carthage Crushed Limestone), Colorado Lime Company, Mill Creek Dolomite, LLC, Texas Lime Company, U.S. Lime Company, U.S. Lime Company-Shreveport, U.S. Lime Company-St. Clair and U.S. Lime Company-Transportation.

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

Product Sales. In 2024, the Company sold almost all of its lime and limestone products in the states of Arkansas, Colorado, Iowa, Kansas, Louisiana, Missouri, Oklahoma, Tennessee, and Texas. Sales were made primarily by the Company’s eight sales employees who call on current and potential customers and solicit orders, which are generally made on a purchase-order basis. The Company also receives orders in response to bids that it prepares and submits to current and potential customers.

Principal customers for the Company’s lime and limestone products are construction customers (including highway, road, and building contractors), industrial customers (including paper manufacturers and glass manufacturers), environmental customers (including municipal sanitation and water treatment facilities and flue gas treatment processes), metals producers (including steel producers), roof shingle manufacturers, agriculture (including poultry producers), and oil and gas services companies.

Approximately 675 customers accounted for the Company’s sales of lime and limestone products during 2024. No single customer accounted for more than 10% of such sales. The Company is generally not subject to significant customer demand and credit risks as its customers are considerably diversified within its geographic region and by industry concentration. However, given the nature of the lime and limestone industry, the Company’s profits are very sensitive to changes in sales volumes, prices, and costs.

Lime and limestone products are transported by truck and rail to customers generally within a radius of 400 miles of each of the Company’s plants. All of the Company’s 2024 sales were made within the United States.

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

Limestone Mineral Resources and Reserves. The Company’s limestone mineral resources and reserves contain at least 96% calcium carbonate (CaCO3). The Company has four subsidiaries that extract limestone from open-pit quarries: Texas Lime Company (“Texas Lime”), which operates the Texas Lime Quarry and is located near Cleburne, Texas; Arkansas Lime Company (“Arkansas Lime”), which operates the Batesville Quarry and is located near Batesville, Arkansas; ACT Holdings, Inc. (“ACT”), which owns the Love Hollow Quarry and is located near Cushman, Arkansas; and Mill Creek Dolomite, LLC (“Mill Creek”), which operates the Mill Creek Quarry and is located near Mill Creek, Oklahoma. U.S. Lime Company-St. Clair (“St. Clair”) extracts limestone from the St. Clair Mine, an underground mine located near Marble City, Oklahoma. Carthage Crushed Limestone (“Carthage”) extracts limestone from the Carthage Mine, an underground mine located in Carthage, Missouri. Colorado Lime Company (“Colorado Lime”) owns property containing limestone deposits at Monarch Pass, Colorado. Existing crushed limestone stockpiles on the property are being used to provide feedstock to the Company’s plant in Delta, Colorado. Access to all properties is provided by paved roads and, in the case of Arkansas Lime, St. Clair, Carthage, and Mill Creek, also by rail.

The following table shows annual mined tons of limestone (in thousands) at the Company’s mining properties for the years ended December 31, 2024, 2023, and 2022:

	Tons Mined
	(in thousands of tons)
Mine/Location	2024	2023	2022
Texas Lime Quarry	1,450	1,575	1,610
Batesville Quarry	601	785	1,017
Love Hollow Quarry	413	266	57
St. Clair Mine	466	477	533
Carthage Mine	671	625	645
Mill Creek Quarry	250	169	162
Total Production	3,851	3,897	4,024

During 2023, the Company engaged SYB Group, LLC (“SYB”) to serve as the Qualified Person (“QP”) to update estimates of the Company’s limestone mineral resources and reserves, as of December 31, 2023, at its quarries and mines at Texas Lime, Batesville, Love Hollow, and St. Clair (collectively, the “Material Properties”) and provide Technical Report Summaries (“TRSs”) to file as Exhibits 96.1-96.4 to its Report on its Form 10-K for the year ended December 31, 2023. The QP was not retained to prepare estimates at Carthage, Mill Creek, or Colorado because the Company had not completed a drilling program sufficient to enable the QP to prepare estimates of the limestone mineral resources and reserves at those properties.

The Company has not conducted a drilling program on any of the Material Properties subsequent to the December 31, 2023 effective date of the 2023 TRSs. In the 2023 TRSs, limestone resources and reserves were calculated using a $12.70 per ton price assumption for crushed limestone based on the U.S. Geological Survey Mineral Commodity Summaries 2023. The U.S. Geological Survey Mineral Commodity Summaries 2024 increased the price to $14.15 per ton, but the QP has determined that this change in price did not have a material impact on the calculation of the reserves and resources and that all material assumptions and information from the TRSs for Material Properties as of December 31, 2023 remain current as of December 31, 2024. The Company has not asked the QP to produce updated TRSs as of December 31, 2024, and it has continued to present limestone and mineral resources and reserves for all Material Properties using the 2023 $12.70 per ton price assumption for crushed limestone.

Summaries of the Company’s total limestone mineral resources and reserves for all Material Properties as of December 31, 2024 and 2023 are shown below. The terms Mineral Resource, Measured Resources, Indicated Resources, Mineral Reserves, Proven Reserves, and Probable Reserves are defined in accordance with SEC Regulation S-K subpart 229.1300 governing disclosures by registrants engaged in mining operations. Limestone mineral resources are presented exclusive of limestone mineral reserves.

Summary of Total Limestone Mineral Resources - Exclusive of Mineral Reserves - as of December 31, 2024, Based on $12.70 per Ton (in thousands of tons)
Measured Resources (tons)	Cutoff Grade	Indicated Resources (tons)	Cutoff Grade	Measured + Indicated Resources (tons)	Cutoff Grade
18,193	Above 96.0% (CaCO3)	137,986	Above 96.0% (CaCO3)	156,179	Above 96.0% (CaCO3)

Summary of Total Limestone Mineral Resources - Exclusive of Mineral Reserves - as of December 31, 2023, Based on $12.70 per Ton (in thousands of tons)
Measured Resources (tons)	Cutoff Grade	Indicated Resources (tons)	Cutoff Grade	Measured + Indicated Resources (tons)	Cutoff Grade
18,193	Above 96.0% (CaCO3)	137,986	Above 96.0% (CaCO3)	156,179	Above 96.0% (CaCO3)

Summary of Total Limestone Mineral Reserves as of December 31, 2024, Based on $12.70 per Ton (in thousands of tons)
Proven Reserves (tons)	Cutoff Grade	Probable Reserves (tons)	Cutoff Grade	Total Mineral Reserves (tons)	Cutoff Grade
154,863	Above 96.0% (CaCO3)	72,037	Above 96.0% (CaCO3)	226,900	Above 96.0% (CaCO3)

Summary of Total Limestone Mineral Reserves as of December 31, 2023, Based on $12.70 per Ton (in thousands of tons)
Proven Reserves (tons)	Cutoff Grade	Probable Reserves (tons)	Cutoff Grade	Total Mineral Reserves (tons)	Cutoff Grade
157,863	Above 96.0% (CaCO3)	72,037	Above 96.0% (CaCO3)	229,900	Above 96.0% (CaCO3)

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

Texas Lime owns the Texas Lime Quarry and has crushed limestone, PLS, quicklime, and hydrated lime production facilities, located on approximately 5,200 acres of land in Johnson County, Texas that contains known high-quality limestone mineral resources in a bed averaging 25 to 35 feet in thickness. As of December 31, 2024, the total net book value of the Texas Lime Quarry was $14.2 million. As of December 31, 2024, the Texas Lime Quarry had 58.2 million tons of proven limestone mineral reserves and 47.5 million tons of probable limestone mineral reserves. Based on the current level of production and recovery rates, the Company estimates that these reserves are sufficient to sustain its limestone operations for approximately 70 years.

The following is a map of the Texas Lime Quarry location:

Note:
Regional Map
Source: Texas Highway Department
TLC Ops.
40
27
44
635
345
30
820
20
35W
35
35E
45
10
410
610
37
TX Hwy 67
Dallas TX
64 Miles
Park Rd. 21
Mine
TLC Ops.
N
One Mile
SYB Group 2021
32.28
32.26
32.24
32.22
-97.62
-97.6
-97.58
-97.56
-97.54
-97.52
-97.5
Source: USGS Topo.
& Texas Hwy. Depart.
Map Coordinates = Decimal Degrees WGS84
Blue = TLC Property Boundary
Red = Plant Site

The tables below summarize the limestone mineral resources and reserves at the Texas Lime Quarry as of December 31, 2024 and 2023:

Texas Lime Quarry - Summary of Limestone Mineral Resources - Exclusive of Mineral Reserves (in thousands of tons)
as of December 31, 2024				as of December 31, 2023
Resource Category	Resources (tons)	Cutoff Grade	Processing Recovery	Resources (tons)	Cutoff Grade	Processing Recovery
Measured Mineral Resources	-	96.0(CaCO3)	N/A	-	96.0(CaCO3)	N/A
Indicated Mineral Resources	-	-	N/A	-	-	N/A
Total Measured + Indicated Resources	-	96.0(CaCO3)	N/A	-	96.0(CaCO3)	N/A

Texas Lime Quarry - Summary of Limestone Mineral Reserves (in thousands of tons)
as of December 31, 2024				as of December 31, 2023
Resource Category	Reserves (tons)	Cutoff Grade	Mining Recovery	Reserves (tons)	Cutoff Grade	Mining Recovery
Proven Reserves	58,233	96.0(CaCO3)	95%	59,989	96.0(CaCO3)	95%
Probable Reserves	47,532	96.0(CaCO3)	95%	47,532	96.0(CaCO3)	95%
Total Mineral Reserves	105,765	96.0(CaCO3)	95%	107,521	96.0(CaCO3)	95%

Arkansas Lime owns the Batesville Quarry and has crushed limestone, PLS, quicklime, and hydrated lime production facilities, located on approximately 1,260 acres of land located in Independence County, Arkansas that contains known high-quality limestone mineral resources in a bed averaging 60 feet in thickness. As of December 31, 2024, the Batesville Quarry had a net book value of $3.9 million. As of December 31, 2024, the Batesville Quarry had 8.2 million tons of indicated limestone mineral resources, 6.9 million tons of proven limestone mineral reserves, and 3.5 million tons of probable limestone mineral reserves. Based on forecasted production levels and recovery rates, the Company estimates that these reserves are sufficient to sustain its limestone operations for approximately 18 years.

The following is a map of the Batesville Quarry location:

The tables below summarize the limestone mineral resources and reserves at the Batesville Quarry as of December 31, 2024 and 2023:

Batesville Quarry - Summary of Limestone Mineral Resources - Exclusive of Mineral Reserves (in thousands of tons)
as of December 31, 2024				as of December 31, 2023
Resource Category	Resources (tons)	Cutoff Grade	Processing Recovery	Resources (tons)	Cutoff Grade	Processing Recovery
Measured Mineral Resources	-	96.0(CaCO3)	N/A	-	96.0(CaCO3)	N/A
Indicated Mineral Resources	8,239	96.0(CaCO3)	N/A	8,239	96.0(CaCO3)	N/A
Total Measured + Indicated Resources	8,239	96.0(CaCO3)	N/A	8,239	96.0(CaCO3)	N/A

Batesville Quarry - Summary of Limestone Mineral Reserves (in thousands of tons)
as of December 31, 2024				as of December 31, 2023
Resource Category	Reserves (tons)	Cutoff Grade	Mining Recovery(1)	Reserves (tons)	Cutoff Grade	Mining Recovery(1)
Proven Reserves	6,877	96.0(CaCO3)	82%/75%	7,407	96.0(CaCO3)	82%/75%
Probable Reserves	3,458	96.0(CaCO3)	82%/75%	3,458	96.0(CaCO3)	82%/75%
Total Mineral Reserves	10,335	96.0(CaCO3)	82%/75%	10,865	96.0(CaCO3)	82%/75%

(1) Mining recovery is listed as open-pit/underground recovery.

In 2005, the Company acquired the Love Hollow Quarry, which is owned by ACT and associated with Arkansas Lime, located on approximately 2,500 acres of land in Izard County, Arkansas. In 2022, the Company improved and developed the transportation infrastructure between the Love Hollow Quarry and Arkansas Lime’s production facilities, incurred other development costs to prepare the Love Hollow Quarry for mining, and began sourcing a portion of the Arkansas Lime plant’s limestone requirements from the Love Hollow Quarry. As of December 31, 2024, the Love Hollow Quarry had a net book value of $5.4 million. As of December 31, 2024, the Love Hollow Quarry had 10.4 million tons of measured limestone mineral resources, 67.8 million tons of proven limestone mineral reserves, and 21.0 million tons of probable limestone mineral reserves. Based on forecasted production levels and recovery rates, the Company estimates that these reserves are sufficient to sustain its limestone operations for approximately 80 years.

The following is a map of the Love Hollow Quarry location:

The tables below summarize the limestone mineral resources and reserves at the Love Hollow Quarry as of December 31, 2024 and 2023:

Love Hollow Quarry - Summary of Limestone Mineral Resources - Exclusive of Mineral Reserves (in thousands of tons)
as of December 31, 2024				as of December 31, 2023
Resource Category	Resources (tons)	Cutoff Grade	Processing Recovery	Resources (tons)	Cutoff Grade	Processing Recovery
Measured Mineral Resources	10,392	96.0(CaCO3)	N/A	10,392	96.0(CaCO3)	N/A
Indicated Mineral Resources	-	-	N/A	-	-	N/A
Total Measured + Indicated Resources	10,392	96.0(CaCO3)	N/A	10,392	96.0(CaCO3)	N/A

Love Hollow Quarry - Summary of Limestone Mineral Reserves (in thousands of tons)
as of December 31, 2024				as of December 31, 2023
Resource Category	Reserves (tons)	Cutoff Grade	Mining Recovery(1)	Reserves (tons)	Cutoff Grade	Mining Recovery(1)
Proven Reserves	67,795	96.0(CaCO3)	95%/75%	68,176	96.0(CaCO3)	95%/75%
Probable Reserves	21,047	96.0(CaCO3)	95%/75%	21,047	96.0(CaCO3)	95%/75%
Total Mineral Reserves	88,842	96.0(CaCO3)	95%/75%	89,223	96.0(CaCO3)	95%/75%

(1) Mining recovery is listed as open-pit/underground recovery.

St. Clair operates the St. Clair Mine and has crushed limestone, PLS, quicklime, and hydrated lime production facilities located on approximately 1,400 acres that it owns in Sequoyah County, Oklahoma containing high-quality limestone resources and also has long-term mineral leases that provide the right to mine high-quality limestone resources contained in approximately 1,340 adjacent acres. As of December 31, 2024, the St. Clair Mine had a net book value of $7.7 million. As of December 31, 2024, the St. Clair Mine had 7.8 million tons of measured limestone mineral resources, 129.7 million tons of indicated limestone mineral resources, and 22.0 million tons of proven limestone mineral reserves. Based on the current levels of production and recovery rates, the Company estimates that these reserves are sufficient to sustain its limestone operations for approximately 48 years.

The following is a map of the St. Clair Mine location:

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
Source: USGS Topographic Map
Scale: 1" = 5000'
Coordinates: State Plane North American Datum 83
Black Outline: ST Clair Lime Property Boundary
Magenta Outline: Plant Area
Blue Triangle: UG Mine Portal
Black Circle: Crushing Circuit
Light Blue Line: Railroad Spur
Orange Line: County Highways
Red Line: Highway and Rail Spur
Purple Line: Rail Main Line

The tables below summarize the limestone mineral resources and reserves at the St. Clair Mine as of December 31, 2024 and 2023:

St. Clair Mine - Summary of Limestone Mineral Resources - Exclusive of Mineral Reserves (in thousands of tons)
as of December 31, 2024				as of December 31, 2023
Resource Category	Resources (tons)	Cutoff Grade	Processing Recovery	Resources (tons)	Cutoff Grade	Processing Recovery
Measured Mineral Resources	7,801	96.0(CaCO3)	N/A	7,801	96.0(CaCO3)	N/A
Indicated Mineral Resources	129,747	96.0(CaCO3)	N/A	129,747	96.0(CaCO3)	N/A
Total Measured + Indicated Resources	137,548	96.0(CaCO3)	N/A	137,548	96.0(CaCO3)	N/A

St. Clair Mine - Summary of Limestone Mineral Reserves (in thousands of tons)
as of December 31, 2024				as of December 31, 2023
Resource Category	Reserves (tons)	Cutoff Grade	Mining Recovery	Reserves (tons)	Cutoff Grade	Mining Recovery
Proven Reserves	21,958	96.0(CaCO3)	81%	22,291	96.0(CaCO3)	81%
Probable Reserves	-	96.0(CaCO3)	81%	-	96.0(CaCO3)	81%
Total Mineral Reserves	21,958	96.0(CaCO3)	81%	22,291	96.0(CaCO3)	81%

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

Internal Controls Over Limestone Mineral Resources and Reserves Estimates. Internal control procedures followed by the Company’s Quality Control/Quality Assurance Laboratories (“QC/QA Lab”) and its contract geologists when assessing properties for limestone mineral resources and reserves estimates are clearly defined. When undertaken, core drilling is conducted under the direct supervision of the geologists, and all core data is logged using a standard protocol. The geologists are responsible for examining the core and compiling an interval list for X-Ray Florescence (“XRF”) analysis. Splits of cores are bagged and labeled with the depth interval to be analyzed, with the remaining split boxed and stored for reference. Bagged intervals are submitted to the Company’s certified QC/QA Lab for XRF analysis, with any samples not destroyed by the testing process retained at the Company’s core storage facility. On an ongoing basis, the QC/QA Lab analyzes production samples for cutoff grade consistency with expectations used in the estimates for limestone mineral resources and reserves.

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

In addition to the Company’s production of crushed limestone at each of its plants, the following Company plants produce additional lime and limestone products:

The Texas Lime plant has an annual capacity of approximately 470 thousand tons of quicklime from two preheater rotary kilns. The plant also has PLS equipment, which, depending on the product mix, has the capacity to produce approximately 800 thousand tons of PLS annually. In 2024, we received the necessary permit to construct a new vertical kiln at the Texas Lime plant. We estimate that the construction costs of the new kiln and related equipment and infrastructure will total approximately $65 million. Through December 2024, we have incurred $1.6 million and have outstanding purchase obligations of $31.7 million.

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

During 2024, the Company’s utilization rate was approximately 69% of its total annual production capacity for its lime and limestone.

U.S. Lime Company uses quicklime to produce lime slurry, and has four Houston area facilities, including two distribution terminals connected to railroads, to serve the Greater Houston area construction market and four facilities to serve the Dallas-Ft. Worth Metroplex. The Company established U.S. Lime Company-Transportation to deliver some of the Company’s products to its customers and facilities primarily in Texas.

U.S. Lime Company-Shreveport operates a distribution terminal in Shreveport, Louisiana, which is connected to a railroad, to provide lime storage, hydrating, slurrying, and distribution capacity to service markets in Louisiana and East Texas.

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

At December 31, 2024, the Company employed 345 persons, 114 of whom were represented by unions. The Company is a party to three collective bargaining agreements. The collective bargaining agreement for the Carthage facilities expires in May 2025. The collective bargaining agreement for the Texas facilities expires in November 2026. The collective bargaining agreement for the Arkansas facilities expires in January 2029. Overall, the Company believes that its employee relations are generally good.

Employee Retention and Incentivization. The Company has entered into a new employment agreement with Timothy W. Byrne, its President and Chief Executive Officer (“CEO”). Mr. Byrne’s employment agreement has been extended until December 31, 2028 and will continue thereafter for successive one-year periods unless the Company or Mr. Byrne gives at least one year’s prior written notice of intent not to renew. Under the employment agreement, in addition to the possibility of a discretionary cash bonus, Mr. Byrne is entitled each year to an EBITDA cash bonus opportunity under the United States Lime & Minerals, Inc. 2001 Long-Term Incentive Plan, as Amended and Restated (the “Plan”), and he is also entitled to grants of restricted stock under the Plan.

Mr. Byrne’s employment agreement provides that Mr. Byrne is subject to certain compensation recovery and share ownership provisions designed to align Mr. Byrne’s financial interests with those of the Company’s long-term shareholders, and to ensure that he is incentivized not to take actions that may benefit the Company and its shareholders in the short-term at the expense of long-term corporate value creation and sustainability. In particular, in entering into the employment agreement with Mr. Byrne, the Company’s Board of Directors and Compensation Committee were sensitive to how Mr. Byrne’s leadership and actions could further the Company’s various objectives, including human capital resources development and executive succession planning.

With respect to the Company’s broader employee base, certain employees are eligible to receive annual cash bonuses based on discretionary determinations. Except in the case of Mr. Byrne, the Company has not adopted a formal or informal annual bonus arrangement with pre-set performance goals. Rather, the determination to pay a cash bonus, if any, is made in December each year based on the past performance of the individual and the Company or on the attainment of non-quantified performance goals during the year. In either such case, the discretionary bonus may be based on the specific accomplishments of the individual and/or on the overall performance of the Company. The amounts of the discretionary bonuses for 2024 were based on each employee’s individual performance and accomplishments, as well as those of the Company, including productivity, sales, controlling costs, and contributions made to special projects.

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

In recent years, the lime industry has experienced reduced demand from certain industries as they have experienced cyclical or secular downturns. For example, demand from the Company’s steel and oil and gas services customers has tended to vary with the demand for their products and services, which has continued to be cyclical. In addition, utility plants have been using more natural gas and renewable sources for power generation instead of coal, with the permitting of new coal-fired utility plants having become extremely difficult, which has reduced their demand for lime and limestone for flue gas treatment processes. These reductions in demand have resulted in increased competitive pressures, including pricing and competition for certain customer accounts, in the industry.

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

The Company’s operations are subject to various federal, state, and local laws and regulations relating to the environment, health and safety, and other regulatory matters, including the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, the Emergency Planning and Community Right-to-Know Act, the Comprehensive Environmental Response, Compensation and Liability Act, and analogous state and local laws, including state mining and reclamation statutes and regulations (“Environmental Laws”). These Environmental Laws grant the United States Environmental Protection Agency (the “EPA”), state governmental agencies, and local governments the authority to promulgate and enforce regulations that could result in substantial expenditures on pollution control, waste management, permitting compliance activities, and mining reclamation. Many Environmental Laws also authorize private citizens and interest groups to file lawsuits in court to enforce alleged violations. Changes in policy or political leadership may affect how Environmental Laws are interpreted or enforced by the EPA and state governmental agencies. The failure to comply with Environmental Laws may result in administrative and civil penalties, injunctive relief, and criminal prosecution. The Company has not been named as a potentially responsible party in any federal superfund cleanup site or state-led cleanup site.

The rate of change of Environmental Laws continues to be rapid, and compliance can require significant expenditures. Permits and other authorizations under Environmental Laws are required for the Company’s operations, and such permits are subject to modification during the permit renewal process and, in very rare instances, could be revoked.

The Clean Air Act and analogous state laws require the Company to obtain authorization to construct or modify existing facilities, and its lime plants are subject to operating permits that have significant ongoing compliance costs. Over time, the EPA has increased the stringency of the National Ambient Air Quality Standards (“NAAQS”), which are used to establish air emission permitting limits under the Clean Air Act. The EPA has lowered ozone standards and reclassified areas where State Implementation Plans (“SIPs”) exist. In 2015, the EPA issued a rule establishing the ground-level ozone NAAQS at 70 parts per billion. In 2024, the EPA redesignated the Dallas-Fort Worth nonattainment area, which includes the Texas Lime facility, as a severe nonattainment area under the 2008 ozone standard and a serious nonattainment area under the 2015 ozone standard. The EPA has set attainment dates of August 2027 for the 2008 ozone standard and July 2027 for the 2015 ozone standard. Texas is in the process of developing regulations in response to the redesignations to reduce emissions of nitrogen oxides and volatile organic compounds, which will likely involve more stringent permitting requirements for stationary sources.

In February 2024, the EPA issued a final rule reducing the NAAQS for fine particulate matter. This regulation will significantly increase nonattainment areas across the United States, potentially including areas where the Company operates. States with delegated permitting authority under the Clean Air Act will be required to revise their SIPs accordingly, which may involve more stringent permitting requirements.

In July 2024, under Section 112 of the Clean Air Act, the EPA finalized amendments to the National Emission Standards for Hazardous Air Pollutants (“NESHAPs”) for lime plants, which revise the standards required to meet the maximum achievable control technology (“MACT”) at major sources of hazardous air pollutants within the lime industry. The revised MACT rule establishes stringent emission limitations for additional hazardous air pollutants which require additional pollution control equipment at lime kilns subject to the rule.

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

Although the timing and impact of climate change legislation and of regulations limiting greenhouse gas emissions are uncertain, the consequences of such legislation and regulation are potentially significant for the Company because the production of CO2 is inherent in the manufacture of lime through the calcination of limestone and combustion of fossil fuels. Future greenhouse gas rulemakings could affect New Source Review permitting or other permitting programs and, thereby, increase the time and costs of plant upgrades and expansions. The passage of climate change legislation, and other regulatory initiatives by the Congress, the states, or the EPA that restrict or tax emissions of greenhouse gases, could adversely affect the Company. There is no assurance that changes in the law or regulations will not be adopted, such as the imposition of greenhouse gas emission limits, a carbon tax, a cap-and-trade program requiring the Company to purchase carbon credits, or other measures that would require reductions in emissions or changes to raw materials, fuel use, or production rates. Such changes, if adopted, could have a material adverse effect on the Company’s financial condition, results of operations, cash flows, and competitive position.

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

In addition to regulation, court cases have been filed and decisions issued that may increase the risk of claims being filed by third parties against companies for their greenhouse gas emissions. Such cases may seek to challenge air permits, to force reductions in greenhouse gas emissions, or to recover damages for alleged climate change impacts.

The Company also holds permits for process water and storm water discharges and must comply with the Clean Water Act and analogous state laws and regulations. Any failure to comply with these permits could result in fines or other penalties. Material changes to the terms of these permits or changes to regulations affecting water discharges in the future could also increase compliance costs.

The manufacturing of quicklime and hydrated lime requires significant volumes of water. The Company operates multiple groundwater wells to provide water to its plants. Groundwater pumping is subject to increased regulation, and in some areas the Company is required to obtain permits from groundwater conservation districts to pump groundwater. Any failure to comply with these permits could result in fines or other penalties, and future changes that restrict the quantities of groundwater that may be pumped may limit production and increase compliance costs.

The Company incurred capital expenditures related to environmental matters of $1.0 million, $1.5 million, and $0.8 million in 2024, 2023, and 2022, respectively. The Company’s recurring costs associated with managing environmental permitting and waste recycling and disposal (e.g., used oil and lubricants) and maintaining pollution control equipment amounted to $0.8 million, $0.9 million, and $0.4 million in 2024, 2023, and 2022, respectively.

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

Reclamation and Remediation. The Company recognizes legal reclamation and remediation obligations associated with the retirement of long-lived assets at their fair value at the time the obligations are incurred (“Asset Retirement Obligations” or “AROs”). Some of the states the Company operates in have reclamation regulations to properly reclaim surface mines. These regulations require permitting with the respective state to ensure reclamation obligations are met. Over time, the liability for AROs is recorded at its present value each period through accretion expense, and the capitalized cost is amortized over the useful life of the related asset. Upon settlement of the liability, the Company either settles the ARO for its recorded amount or recognizes a gain or loss. AROs are estimated based on studies and the Company’s process knowledge and estimates and are discounted using an appropriate interest rate. The AROs are adjusted when further information warrants an adjustment. The Company believes its accrual of $1.5 million for AROs at December 31, 2024 is reasonable.

Map of United States Lime & Minerals, Inc. Lime and Limestone Operations.

U.S. Lime & Minerals, Inc. Lime and Limestone Operations

CO
KS
MO
NM
OK
AR
MS
TX
LA
United States Lime & Minerals, Inc.
Texas Lime Company
Arkansas Lime Company
U.S. Lime Company – St. Clair
Carthage Crushed Limestone
Mill Creek Dolomite
Colorado Lime Company
U.S. Lime Company and U.S. Lime Company - Transportation
U.S. Lime Company – Shreveport
ACT Holdings, Inc.

ITEM 1A. RISK FACTORS.

Industry Risks

Our operations are affected by general economic conditions in the United States and specific economic conditions in particular industries.

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

Our mining and other operations are subject to operating risks that are beyond our control, which could result in materially increased operating expenses and decreased production and shipment levels that could materially adversely affect our operations and their profitability.

We mine limestone in open-pit and underground mining operations and process and distribute that limestone through our plants and other facilities. Certain factors beyond our control could disrupt our operations, adversely affect production and shipments, and increase our operating costs, all of which could have a material adverse effect on our results of operations. These include geological formation problems that may cause poor mining conditions, variability of chemical or physical properties of our limestone, an accident or other major incident at a site that may cause all or part of our operations to cease for some period of time and increase our expenses, mining, processing, and plant equipment failures and unexpected maintenance problems that may cause disruptions and added expenses, strikes, job actions, or other work stoppages that may disrupt our operations or those of our suppliers, contractors, or customers and increase our expenses, and adverse weather conditions and natural disasters, such as hurricanes, tornadoes, excessive rains, flooding, ice storms, freezing weather, drought, wild fires, earthquakes, and other natural events, that may affect operations, transportation, fuel supply, or our suppliers, contractors, or customers.

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

Business and Financial Risks

In the normal course of our operations, we face various business and financial risks, including increased energy, labor, and parts and supplies costs, that could have a material adverse effect on our financial position, results of operations, cash flows, and competitive position. Not all risks are foreseeable or within our ability to control.

These risks arise from various factors, including, but not limited to, fluctuating demand and prices for our lime and limestone products, including as a result of downturns in the economy and in the construction, industrial, steel, and oil and gas services industries, and reduced demand from coal-fired utility plants, increased competitive pressures from other lime producers, changes in inflationary expectations, changes in legislation and regulations, including Environmental Laws, health and safety regulations, and requirements to renew or obtain operating permits, our ability to produce and store quantities of lime and limestone products sufficient in amount and quality to meet customer demands and specifications, the success of our modernization, expansion and development, and acquisition strategies, the uncertainty of our ability to sell any increased production capacity at acceptable prices, our ability to execute our strategies and complete projects on time and within budget, our ability to integrate, refurbish, and/or improve acquired facilities, our access to capital, volatile costs, especially energy costs, inclement weather and the effects of seasonal trends.

We receive most of our coal and petroleum coke by rail, so the availability of sufficient solid fuels to run our plants could be diminished significantly in the event of major rail disruptions. Domestic coal and petroleum coke may also be exported, which can increase competition and prices for the domestic supply. In addition, our freight costs to deliver our lime and limestone products are high relative to the value of our products, and they have generally increased in recent years. Our costs for delivery of solid fuels, as well as our products, also increase as demand for rail and trucking by other industries increases, and changes to Department of Transportation rules and regulations can reduce the availability of trucks, truck drivers, and rail cars to deliver solid fuels to our plants and deliver our products to our customers. Recent events, such as the ongoing conflicts in Ukraine and the Middle East, and the sanctions and other actions resulting therefrom, could further increase our energy costs. If we are unable to continue to pass along our increasing energy, labor, and parts and supplies costs to customers through higher prices or surcharges, or unable to timely receive contracted supplies of solid fuel to run our plants, our financial condition, results of operations, cash flows, and competitive position could be materially adversely affected.

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

We have undertaken a new kiln project at Texas Lime. We may in the future undertake additional modernization and expansion and development projects and acquisitions. Given current and projected demand for lime and limestone products, we cannot guarantee that any such project or acquisition would be successful, that we would be able to sell any resulting increased production at acceptable prices, or that any such sales would be profitable. We are unable to predict future demand and prices, given the current economic and regulatory uncertainties in the United States economy as a whole and in particular industries, and cannot provide any assurance that current levels of demand and prices will continue or that any future increases in demand or prices can be maintained.

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

Our cybersecurity processes are focused on the prevention, detection, mitigation, and remediation of damage from computer viruses, natural disasters, unauthorized access, cyber-attack, and other cybersecurity risks and threats. However, our cybersecurity processes may not be successful in preventing unauthorized access, intrusion, disclosure, and damage. Risks and threats to our systems can derive from human error, fraud, or malice on the part of employees or third parties, ransomware, or technological failure. Any failure, threat, or incident involving our IT systems could adversely impact our mining and manufacturing operations, sales or financial and administrative functions, or result in the compromise of personal or other confidential information of our employees, customers, or suppliers. Similarly, any failure, threat, or incident involving the IT systems of our suppliers, contractors, or customers could adversely impact our operations and financial results.

To the extent any such cybersecurity failure, threat, or incident results in disruption to our operations or sales or loss or disclosure of, or damage to, our data or confidential information, our costs could increase, and our reputation, business, results of operations, competitive position, and financial condition could be materially adversely affected. Additionally, should we experience a cybersecurity incident, we may incur substantial costs, including remediation costs, such as liability for stolen assets or information, repairs of system damage, legal expenses, and losses and costs associated with regulatory actions.

Our financial condition, results of operations, cash flows, and competitive position could be materially adversely impacted by pandemics, epidemics, or disease outbreaks.

Disruptions caused by pandemics, epidemics, or disease outbreaks could materially adversely impact our financial condition, results of operations, cash flows, and competitive position. New or future variants of COVID-19, respiratory syncytial virus, bird flu, or other pandemics, epidemics, or disease outbreaks and governmental responses to such events could similarly disrupt our business and operations. A pandemic, epidemic, or disease outbreak may limit our ability to produce, sell, and deliver our lime and limestone products to our customers; cause key management and plant-level employees not to be available to us; result in mine and plant shutdowns due to contagion, in which case we may not be able to shift production to our other mines and plants; cause delays and disruptions to our supply chain as it relates to our suppliers, as well as delay and disrupt the supply chains of our customers; impede our ability to maintain and repair our plants and equipment; negatively impact our modernization, expansion, and development plans; negatively impact our ability to integrate acquisitions; as well as adversely impact demand and prices for our lime and limestone products and increase our costs.

Governmental, Legal, and Regulatory Risks

Our operations are subject to general and industry specific regulations. Changes to the regulatory environment could increase our cost of compliance and adversely impact our financial condition, results of operations, cash flows, and competitive position.

We are in a period of economic and regulatory uncertainty, which has been heightened by the current divides and changes in the branches of the United States federal government. The Administration and Congress may initiate actions to increase regulation of certain industries, including the lime industry, and may take other steps to restrict oil and gas drilling, reduce the use of coal, or regulate domestic manufacturing. There can be no assurance that any of these actions, if adopted, will not increase costs for our customers or increase our cost of compliance with zoning and land use, mine permitting and operating, mine safety, reclamation and remediation, and environmental laws. In addition, the new Administration has communicated a desire to use tariffs as a means of policy implementation which could have an impact on the cost and availability of some of our supplies and those of our customers. A variety of factors, including uncertainty with respect to governmental fiscal and budgetary constraints, including the timing and amount of construction and infrastructure spending, changes to tax laws, legislative impasses, extended government shutdowns, fallout from downgrades and potential U.S. government defaults on its obligations, pandemics, trade wars, tariffs, social unrest, international incidents, and increased inflationary pressures and interest rates, could have a material adverse effect on our financial condition, results of operations, cash flows, and competitive position.

We incur environmental compliance costs and liabilities in our operations, including capital, maintenance, and operating costs, with respect to pollution control equipment, the cost of ongoing monitoring programs, the cost of reclamation and remediation efforts, and other similar costs and liabilities relating to our compliance with Environmental Laws. We expect these costs and liabilities to continue or increase, such as possible new costs, taxes, and limitations on operations, including regulation of greenhouse gas emissions. Similar environmental costs and liabilities may also be faced by some of our customers.

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

We intend to comply with all Environmental Laws and believe our accrual for environmental costs and liabilities at December 31, 2024 is reasonable. Because many of the requirements are subjective and therefore not quantifiable or presently determinable, or may be affected by additional legislation and rulemaking, including those related to climate change and greenhouse gas emissions, there is no assurance that we will be able to successfully secure new permits in connection with our future modernization and expansion and development projects, and it is not possible to accurately predict the aggregate future costs and liabilities relating to environmental compliance and their effect on our financial condition, results of operations, cash flows, and competitive position.

Our operations are subject to various mine safety and reclamation and remediation obligations.

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

ITEM 1C. CYBERSECURITY.

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

Our CFO is informed about and coordinates prevention, detection, mitigation, and remediation efforts through regular communication and reporting from the professionals on our cybersecurity team. In addition, we have an escalation process in place to inform our CEO and other members of our senior management and, if necessary, the Audit Committee and Board of Directors, of important issues or events.

Our Audit Committee has oversight of our cybersecurity risk processes, as part of its overall oversight of our risk management program. Our MIT regularly reports to and reviews our cybersecurity processes with the Audit Committee, with formal cybersecurity reviews with the Committee generally occurring at least annually, and sometimes more frequently, as appropriate.

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

ITEM 4. MINE SAFETY DISCLOSURES.

Under Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K, each operator of a coal or other mine is required to include disclosures regarding certain mine safety results in its periodic reports filed with the SEC. The operation of the Company’s quarries, underground mine, and plants is subject to regulation by MSHA. The required information regarding certain mining safety and health matters, broken down by mining complex, for the year ended December 31, 2024 is presented in Exhibit 95.1 to this Report on Form 10-K.

As discussed in Item 1 above, the Company believes it is responsible to its employees to provide a safe and healthy workplace environment. The Company seeks to accomplish this by: training employees in safe work practices; openly communicating with employees; following safety standards and establishing and improving safe work practices; involving employees in safety processes; and recording, reporting, and investigating accidents, incidents, and losses to avoid reoccurrence.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s common stock is listed on the Nasdaq Global Market® under the symbol “USLM.” As of February 25, 2025, the Company had approximately 350 shareholders of record.

As of February 25, 2025, the Company had 500,000 shares of $5.00 par value preferred stock authorized; however, none has been issued.

PERFORMANCE GRAPH

The graph below compares the cumulative 5-year total shareholders’ return on the Company’s common stock with the cumulative total return on the NASDAQ Composite Index and a customized peer group index consisting of Eagle Materials, Inc., Mineral Technologies, Inc., and Summit Materials Inc. The graph assumes that the value of the investment in the Company’s common stock and each index was $100 on December 31, 2019, and that all cash dividends have been reinvested.

	2019	2020	2021	2022	2023	2024
U.S. LIME & MINERALS, INC.	100.00	127.17	144.58	158.81	260.98	753.94
NASDAQ COMPOSITE INDEX	100.00	144.92	177.06	119.45	172.77	223.87
PEER GROUP	100.00	102.26	166.34	129.82	182.76	224.41

SHARE REPURCHASES.

The Plan allows employees and directors to pay the exercise price upon the exercise of stock options and the tax withholding liability upon exercise of stock options or the lapse of restrictions on restricted stock by payment in cash and/or withholding or delivery of shares of the Company’s common stock to the Company. Pursuant to these provisions, the Company repurchased 24,593 shares at a price of $135.58 per share, the fair market value of one share on the date that they were tendered to the Company, in the fourth quarter 2024 for payment of tax withholding liability upon the lapse of restrictions on restricted stock.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS.

Any statements contained in this Report that are not statements of historical fact are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements in this Report, including without limitation statements relating to the Company’s plans, strategies, objectives, expectations, intentions, and adequacy of resources, are identified by such words as “will,” “could,” “should,” “would,” “believe,” “possible,” “potential,” “expect,” “intend,” “plan,” “schedule,” “estimate,” “anticipate,” and “project.” The Company undertakes no obligation to publicly update or revise any forward-looking statements. The Company cautions that forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from expectations, including without limitation the following: (i) the Company’s plans, strategies, objectives, expectations, and intentions are subject to change at any time at the Company’s discretion; (ii) the Company’s plans and results of operations will be affected by its ability to maintain and increase its revenues and manage its growth; (iii) the Company’s ability to meet short-term and long-term liquidity demands, including meeting the Company’s operating and capital needs, including possible acquisitions and paying dividends, and conditions in the credit and equity markets, including the ability of the Company’s customers to meet their obligations; (iv) interruptions to operations and increased expenses at the Company’s facilities resulting from changes in mining methods or conditions, variability of chemical or physical properties of the Company’s limestone and its impact on process equipment and product quality, inclement weather conditions, including more severe and frequent weather events resulting from climate change, natural disasters, accidents, IT systems failures or disruptions, including due to cybersecurity threats and incidents, utility disruptions, supply chain delays and disruptions, labor shortages and disruptions, or regulatory requirements; (v) volatile coal, petroleum coke, diesel, natural gas, electricity, and transportation costs and the consistent availability of trucks, truck drivers, and rail cars to deliver the Company’s products to its customers and solid fuels to its plants on a timely basis at competitive prices; (vi) the Company’s ability to expand its operations through projects and acquisitions of businesses with related or similar operations and the Company’s ability to obtain any required financing for such projects and acquisitions, to integrate the projects and acquisitions into the Company’s overall operations, and to sell any resulting increased production at acceptable prices; (vii) inadequate demand and/or prices for the Company’s lime and limestone products due to increased competition from competitors, increasing competition for certain customer accounts, conditions in the U.S. economy, recessionary pressures in, and the impact of government policies on, particular industries, including oil and gas services, utility plants, steel, construction, and industrial, effects of governmental fiscal and budgetary constraints, including the level of highway construction and infrastructure funding, changes to tax laws, legislative impasses, extended governmental shutdowns, reduced levels of government staffing, downgrades and defaults on U.S. government obligations, trade wars, tariffs, international incidents, including conflicts in Ukraine, Israel, and the broader Middle East, oil cartel production and supply actions, sanctions, economic and regulatory uncertainties under state governments and the United States Administration and Congress, inflation, recession, and other macroeconomic concerns, Federal Reserve responses to macroeconomic concerns, including changing interest rates, and inability to continue to maintain or increase prices for the Company’s products, including passing through any increased costs of energy, labor, parts and supplies, and changes in inflationary expectations; (viii) ongoing and possible new regulations, investigations, enforcement actions and costs, legal expenses, penalties, fines, assessments, litigation, judgments and settlements, taxes and disruptions and limitations of operations, including those related to climate change, health and safety, human capital, diversity, inclusion, and other ESG and sustainability considerations, and those that could impact the Company’s ability to continue or renew its operating permits or successfully secure new permits in connection with its modernization and expansion and development projects; (ix) estimates of resources and reserves and remaining lives of reserves; (x) the impact of potential global pandemics, epidemics, or disease outbreaks, and governmental responses thereto, including decreased demand, lower prices, tightened labor and other markets, and increased costs, and the risk of non-compliance with health and safety protocols and mandates, on the Company’s financial condition, results of operations, cash flows, and competitive position; (xi) the impact of social or political unrest; (xii) risks relating to mine safety and reclamation and remediation; and (xiii) other risks and uncertainties set forth in this Report or indicated from time to time in the Company’s filings with the SEC, including the Company’s Quarterly Reports on Form 10-Q.

OVERVIEW.

Set forth below is certain selected financial data for the five years ended December 31, 2024:

	Years Ended December 31,
	2024	2023	2022	2021	2020

	(dollars in thousands, except per share amounts)
Operating results
Total revenues	$317,721	281,330	236,150	189,255	160,704
Gross profit	$143,981	102,867	70,342	59,260	47,587
Operating profit	$124,923	85,422	54,783	46,417	33,869
Other (income) expense, net	$(11,460)	(7,940)	(1,779)	(101)	(203)
Income tax expense	$27,544	18,813	11,133	9,473	5,849
Net income	$108,839	74,549	45,429	37,045	28,223

Net income per share of common stock:
Basic	$3.81	2.62	1.60	1.31	1.00
Diluted	$3.79	2.61	1.60	1.31	1.00
Dividends per share of common stock	$0.20	0.16	0.16	0.13	0.13

	As of December 31,
	2024	2023	2022	2021	2020
Total assets	$543,163	440,602	367,772	279,098	247,037
Stockholders’ equity per outstanding common share	$17.39	13.78	11.30	9.82	8.61
Employees	345	333	338	308	317

General.

We have identified one reportable business segment, lime and limestone operations, based on the distinctness of our activities and products. All operations are in the United States. During 2024, we determined that the activities of our natural gas interests did not meet the requirements of an operating segment. Previously unallocated items, including cash, interest income and expense, and other expense are now included as part of our single lime and limestone operations segment. Disclosures for 2023 and 2022 have been recast to be consistent with the 2024 presentation.

Our revenues increased 12.9% in 2024 compared to 2023, primarily due to an increase in average selling prices for our lime and limestone products of 14.2%, partially offset by a 1.2% decrease in sales volume. This decrease in demand was primarily from our construction customers, partially offset by increased demand from our industrial, environmental, and roof shingle customers. Our gross profit increased 40.0% in 2024, compared to 2023, primarily due to the increased revenues discussed above.

Our other (income) expense, net was $11.5 million income in 2024, compared to $7.9 million income in 2023, an increase of $3.5 million. The increase in other income, net in 2024, compared to 2023, was due to interest earned on higher average balances in our cash and cash equivalents.

Our net income increased $34.3 million, or 46.0%, in 2024, compared to 2023. Net income per fully diluted share increased to $3.79 in 2024, compared to $2.61 in 2023, an increase of 45.2%.

Cash flows from operations enabled us to make $27.4 million of capital investments in 2024. It also enabled us to pay $5.7 million in dividends in 2024 and increase our cash balances to $278.0 million as of December 31, 2024, compared to $188.0 million as of December 31, 2023. As of December 31, 2024 and 2023, we had no debt outstanding.

On May 2, 2024, our shareholders approved an increase in the number of authorized shares of our common stock from 30,000,000 to 45,000,000. On July 12, 2024, we effected a 5-for-1 split of our common stock, in the form of a stock dividend of four additional shares of common stock for each share outstanding, to shareholders of record at the close of business on June 21, 2024 (the “Stock Split”). All share and per share information, including stock-based compensation, throughout this Annual Report on Form 10-K has been retroactively adjusted to reflect the Stock Split. The shares of common stock retain a par value of $0.10 per share.

On February 3, 2025, we announced that our Board of Directors had declared an increased regular quarterly cash dividend of $0.06 per share. The dividend is payable on March 14, 2025, to shareholders of record on February 21, 2025.

Absent a significant acquisition opportunity arising during 2025, we anticipate funding our operating and capital needs and our regular cash dividends from our cash balances on hand and cash flows from operations.

Our Operations.

We produce and sell crushed limestone, PLS, aggregate, quicklime, hydrated lime and lime slurry. The principal factors affecting our success are the level of demand and prices for our products and whether we are able to maintain sufficient production levels and product quality while controlling costs.

Adverse weather conditions, such as ice storms, freezing weather, hurricanes, tornadoes, excessive rains, and flooding, generally reduce the demand for lime and limestone products supplied to construction-related customers that account for a significant amount of our revenues. Inclement weather also interferes with our open-pit mining operations and can disrupt our plant production. In addition to weather, various maintenance, environmental, accident, and other operational and construction issues can also disrupt our operations and increase our operating expenses.

Demand for our lime and limestone products in our market areas is also affected by general economic conditions, the pace of construction, including the level of governmental and private funding for highway construction and infrastructure, utility plant usage of coal for power generation, the demand for steel, and the level of oil and gas drilling in our markets.

Texas continues to invest heavily in its transportation, including directing certain sales and use tax revenues, state motor vehicle sales and rental tax revenues, and oil and gas tax revenues to the State Highway Fund, as required under the Texas constitution. In its fiscal 2024, Texas transferred approximately $6.2 billion of such tax revenues to the State Highway Fund. Additionally, for future roadway projects outlined in the Texas Department of Transportation’s 2024 Unified Transportation Program, the state programmed a $15.5 billion increase in funding for a total of $100.6 billion in construction and major maintenance projects planned over the next 10 years. In 2021, the United States Congress passed the Infrastructure Investment and Jobs Act, which is estimated to apportion approximately $27.5 billion to Texas for federal-aid highway programs, of which $16.6 billion has been announced for roads, bridges, roadway safety, and major projects. With these funding sources, we would expect to see strong continued demand from our construction customers, but the timing and amount of any increase in demand is uncertain and subject to weather, political, economic, and other factors.

Our modernization and expansion and development projects and acquisitions in Texas, Arkansas, Oklahoma, and Missouri and our Texas slurry operations have positioned us to meet the demand for high-quality lime and limestone products in our markets. Our modernization and expansion and development projects have also equipped us with up-to-date, fuel-efficient plant facilities, which have resulted in lower production costs and greater operating efficiencies, thus enhancing our competitive position. All of our rotary kilns are now fuel-efficient preheater kilns, and the addition of the vertical kiln at St. Clair further increased the fuel efficiency of our fleet of kilns. Future projects, such as our new kiln project at Texas Lime, will create the opportunity for further fuel efficiency.

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

Our primary variable cost is energy. Prices for coal, petroleum coke, diesel, natural gas, electricity, transportation, and freight are volatile. In addition, our freight costs, including the cost of diesel, to deliver our products can be high relative to the value of our products.

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

We continue to believe that the enhanced efficiency and production capacity resulting from our modernization and expansion and development projects in Texas, Arkansas, and Oklahoma, our expanded slurry operations, our acquisitions, including the acquisitions of Carthage and Mill Creek, and the operational strategies that we have implemented have allowed us to increase our efficiency, grow production capacity, improve product quality, better serve existing customers, attract new customers, and control costs. However, there can be no assurance that demand and prices for our lime and limestone products will enable us to fully utilize any additional production capacity, nor that our production will not be adversely affected by weather, maintenance, regulatory, accident, cybersecurity, and other operational and construction issues; that we can successfully invest in improvements to our existing facilities and acquisitions; that our results will not be adversely affected by increases in fuel, natural gas, electricity, transportation and freight costs, taxes, or new environmental, health and safety, or other regulatory requirements; or that, with increasing competition with other lime and limestone producers, our revenues, gross profit, net income, and cash flows can be maintained or improved.

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

RESULTS OF OPERATIONS.

The following table sets forth certain financial information expressed as a percentage of revenues for the three years ended December 31, 2024:

	Year Ended December 31,
	2024	2023	2022
Revenues	100.0	100.0	100.0
Cost of revenues
Labor and other operating expenses	(47.2)	(55.1)	(60.9)
Depreciation, depletion and amortization	(7.5)	(8.3)	(9.3)
Gross profit	45.3	36.6	29.8
Selling, general and administrative expenses	(5.9)	(6.2)	(6.6)
Operating profit	39.4	30.4	23.2
Other income, net	3.6	2.8	0.7
Income tax expense	(8.7)	(6.7)	(4.7)
Net income	34.3%	26.5%	19.2%

2024 vs. 2023

Our revenues in 2024 increased to $317.7 million from $281.3 million in 2023, an increase of $36.4 million, or 12.9%. The increase in revenues in 2024 was due to a 14.2% increase in average selling prices for our lime and limestone products, partially offset by a 1.2% decrease in sales volumes. The decrease in sales volume was primarily due to decreased demand from our construction customers, partially offset by increased demand from our industrial, environmental, and roof shingle customers.

Our gross profit increased to $144.0 million in 2024 from $102.9 million in 2023, an increase of $41.1 million, or 40.0%. The increase in gross profit in 2024, compared to 2023, resulted primarily from the increased revenues discussed above.

Selling, general and administrative expenses (“SG&A”) increased to $19.1 million in 2024, an increase of $1.6 million, or 9.2%, compared to $17.4 million in 2023. As a percentage of revenues, SG&A was 5.9% in 2024, compared to 6.2% in 2023. The increase in SG&A was primarily due to increased personnel expenses, including stock-based compensation, in 2024, compared to 2023.

Other (income) expense, net was $11.5 million income in 2024, compared to $7.9 million income in 2023, an increase of $3.5 million. The increase in other (income) expense, net in 2024 compared to 2023, was due to interest earned on higher average balances in our cash and cash equivalents.

Income tax expense was $27.5 million in 2024, for an effective rate of 20.2%, compared to $18.8 million in 2023, for an effective rate of 20.2%, an increase of $8.7 million, primarily due to the increase in income before income taxes in 2024, compared to 2023. Our effective income tax rates in 2024 and 2023 were reduced from the statutory rate primarily due to statutory depletion in excess of basis.

Net income increased to $108.8 million ($3.79 per share diluted) in 2024, compared to $74.5 million ($2.61 per share diluted) in 2023, an increase of $34.3 million, or 46.0%.

2023 vs. 2022

Our revenues in 2023 increased to $281.3 million from $236.2 million in 2022, an increase of $45.2 million, or 19.1%. The increase in revenues in 2023 was due to a 21.1% increase in average selling prices for our lime and limestone products, partially offset by a 1.1% decrease in sales volumes. The decrease in sales volumes was primarily due to decreased demand from our industrial, steel, and construction customers, partially offset by increased demand from our roofing, environmental, and oil and gas services customers.

Our gross profit increased to $102.9 million in 2023 from $70.3 million in 2022, an increase of $32.5 million, or 46.2%. The increase in gross profit in 2023, compared to 2022, resulted primarily from the increased revenues discussed above, partially offset by increased lime and limestone production costs, principally from higher energy, labor, and parts and supplies costs.

SG&A increased to $17.4 million in 2023, an increase of $1.9 million, or 12.1%, compared to $15.6 million in 2022. As a percentage of revenues, SG&A was 6.2% in 2023, compared to 6.6% in 2022. The increase in SG&A was primarily due to increased personnel expenses in 2023, compared to 2022.

Other (income) expense, net was $7.9 million income in 2023, compared to $1.8 million income in 2022, an increase of $6.2 million. The increase in other (income) expense, net in 2023 compared to 2022, was due to higher interest rates earned on higher average balances in our cash and cash equivalents.

Income tax expense was $18.8 million in 2023, for an effective rate of 20.2%, compared to $11.1 million in 2022, for an effective rate of 19.7%, an increase of $7.7 million, primarily due to the increase in income before taxes in 2023, compared to 2022. Our effective income tax rates in 2023 and 2022 were reduced from the statutory rate primarily due to statutory depletion in excess of basis.

Net income increased to $74.5 million ($2.61 per share diluted) in 2023, compared to $45.4 million ($1.60 per share diluted) in 2022, an increase of $29.1 million, or 64.1%.

Summary of Quarterly Financial Data

(dollars in thousands except per share amounts)

	2024
	March 31,	June 30,	September 30,	December 31,
Revenues	$71,687	$76,545	$89,427	$80,062
Gross profit	$30,607	$34,822	$43,113	$35,439
Operating profit	$25,759	$29,940	$38,137	$31,087
Net income	$22,439	$26,057	$33,353	$26,990

Basic income per common share	$0.79	$0.91	$1.17	$0.94
Diluted income per common share	$0.78	$0.91	$1.16	$0.94

	2023
	March 31,	June 30,	September 30,	December 31,
Revenues	$66,777	$73,983	$74,878	$65,692
Gross profit	$23,992	$27,131	$28,155	$23,589
Operating profit	$19,840	$22,812	$23,800	$18,970
Net income	$17,104	$19,712	$20,733	$17,000

Basic income per common share	$0.60	$0.69	$0.73	$0.60
Diluted income per common share	$0.60	$0.69	$0.73	$0.60

FINANCIAL CONDITION.

Capital Requirements. We require capital primarily for normal recurring capital and re-equipping projects, modernization and expansion and development projects, and acquisitions. Our capital needs are expected to be met principally from cash on hand, cash flows from operations, and our $75.0 million revolving credit facility.

We expect to spend approximately $22.0 million per year over the next several years for normal recurring capital and re-equipping projects at our plants and facilities to maintain or improve efficiency, ensure compliance with Environmental Laws, meet customer needs, and reduce costs. As of December 31, 2024, we had $35.5 million in open orders for equipment and construction contracts, including $32.5 million of contractual obligations relating to the new kiln project at Texas Lime.

Liquidity and Capital Resources. Net cash provided by operating activities was $126.0 million in 2024, compared to $92.3 million in 2023, an increase of $33.8 million, or 36.6%. Our net cash provided by operating activities is composed of net income, depreciation, depletion and amortization (“DD&A”), other non-cash items included in net income, and changes in working capital. In 2024, net cash provided by operating activities was principally composed of $108.8 million net income, $24.2 million DD&A, and $4.9 million stock-based compensation, partially offset by a $1.0 million decrease in deferred income taxes and an $11.0 million decrease from changes in working capital. In 2024, the changes in working capital were principally composed of a $5.9 million increase in trade receivables, net, primarily as a result of increased sales in the fourth quarter 2024, compared to the fourth quarter 2023, a $3.4 million increase in inventories, primarily due to increases in the costs of our supply of critical parts and the volume of our solid fuel stockpiles, and a $1.0 million decrease in accounts payable and accrued expenses. In 2023, net cash provided by operating activities was principally composed of $74.5 million net income, $23.8 million DD&A, and $3.2 million stock-based compensation, partially offset by a $0.9 million decrease in deferred income taxes and an $8.8 million decrease from changes in working capital. In 2023, the changes in working capital were principally composed of a $4.5 million increase in trade receivables, net, primarily as a result of increased sales in the fourth quarter 2023, compared to the fourth quarter 2022, a $4.7 million increase in inventories, primarily due to increases in the volume of our solid fuel stockpiles and the costs of our supply of critical parts, and a $1.1 million increase in prepaid expenses and other current assets, partially offset by a $1.7 million increase in accounts payable and accrued expenses.

Net cash used in investing activities was $26.9 million for 2024, compared to $32.0 million for 2023. Net cash used in investing activities for 2024 included $1.4 million on the new kiln and related equipment and infrastructure project at Texas Lime and $1.6 million for real property purchases. Net cash used in investing activities for 2023 included $11.0 million for real property purchases.

Net cash used in financing activities primarily consisted of $5.7 million for dividend payments and $3.5 million to repurchase shares of our common stock in 2024, compared to $4.6 million for dividend payments and $1.3 million to repurchase shares of our common stock in 2023.

Our cash and cash equivalents at December 31, 2024 increased to $278.0 million from $188.0 million at December 31, 2023.

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

At December 31, 2024, we had no debt outstanding and no draws on the Revolving Facility other than $6.6 million of letters of credit, which count as draws against the available commitment under the Revolving Facility.

Common Stock Buybacks. We spent $3.5 million, $1.3 million, and $0.8 million in 2024, 2023, and 2022, respectively, to repurchase treasury shares tendered for payment of the exercise price for stock options and the tax withholding liability upon the lapse of restrictions on restricted stock.

Contractual Obligations. The following table sets forth our contractual obligations as of December 31, 2024 (in thousands):

	Payments Due by Period
					More Than
Contractual Obligations	Total	1 Year	2 - 3 Years	4 - 5 Years	5 Years
Operating leases(1)	$5,518	1,691	2,649	613	565
Limestone mineral leases	$2,187	97	249	302	1,539
Purchase obligations(2)(3)	$48,770	39,047	9,723	—	—
Other liabilities	$1,484	120	240	240	884
Total	$57,959	40,955	12,861	1,155	2,988
(1)	Represents operating leases for railcars, corporate office space, and some equipment that are either non-cancelable or subject to significant penalty upon cancellation.
(2)	Of these obligations, $1,657 were recorded on the Consolidated Balance Sheet at December 31, 2024.
(3)	Purchase obligations includes enforceable agreements to purchase goods or services that specify all significant terms, including fixed or minimum quantities to be purchased, generally pertaining to fuel contracts, fixed-price provisions, and the approximate timing of the transaction, and are either non-cancelable or subject to significant penalty upon cancellation, including $32.5 million related to the Texas kiln project.

Absent a significant acquisition, we believe that cash on hand and cash flows from operations will be sufficient to meet our operating needs, ongoing capital needs, including our current and possible future modernization and expansion and development projects, such as the Texas kiln project, and liquidity needs and allow us to pay our increased regular cash dividends for the near future.

Off-Balance Sheet Arrangements. We do not utilize off-balance sheet financing arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

INTEREST RATE RISK.

We could be exposed to changes in interest rates, primarily as a result of floating interest rates on the Revolving Facility. There was no outstanding balance on the Revolving Facility subject to interest rate risk at December 31, 2024. Any future borrowings under the Revolving Facility would be subject to interest rate risk. Additionally, our cash and cash equivalents earn interest which is reported in Other (income) expense, net in the consolidated statements of income. A future decrease in interest rates could reduce the amount of interest that we earn on our cash and cash equivalents.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders United States Lime & Minerals, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of United States Lime & Minerals, Inc. (a Texas corporation) and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 27, 2025 expressed an unqualified opinion.

Basis for opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
February 27, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders United States Lime & Minerals, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of United States Lime & Minerals, Inc. (a Texas corporation) and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2024, and our report dated February 27, 2025 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

Dallas, Texas
February 27, 2025

United States Lime & Minerals, Inc.

Consolidated Balance Sheets

(dollars in thousands, except share and per share amounts)

	December 31,	December 31,
	2024	2023
ASSETS
Current assets
Cash and cash equivalents	$278,031	$187,964
Trade receivables, net	43,982	38,052
Inventories	27,686	24,313
Prepaid expenses and other current assets	5,083	4,640
Total current assets	354,782	254,969
Property, plant and equipment
Mineral reserves and land	60,952	59,307
Proved natural gas properties, successful-efforts method	15,934	15,934
Buildings and building and leasehold improvements	13,246	10,732
Machinery and equipment	393,312	374,000
Furniture and fixtures	1,409	1,312
Automotive equipment	8,393	8,313
Property, plant and equipment	493,246	469,598
Less accumulated depreciation and depletion	(310,355)	(289,803)
Property, plant and equipment, net	182,891	179,795
Operating lease right-of-use assets	4,855	5,273
Other assets, net	635	565
Total assets	$543,163	$440,602
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$8,819	$7,404
Current portion of operating lease liabilities	1,602	1,582
Accrued expenses	6,541	8,505
Total current liabilities	16,962	17,491
Deferred tax liabilities, net	23,659	24,659
Operating lease liabilities, excluding current portion	3,437	3,919
Other liabilities	1,364	1,429
Total liabilities	45,422	47,498
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock, $5.00 par value; authorized 500,000 shares; none issued or outstanding	—	—
Common stock, $0.10 par value; 45,000,000 and 30,000,000 shares authorized at December 31, 2024 and 2023, respectively; 29,671,768 and 29,549,431 shares issued at December 31, 2024 and 2023, respectively	2,968	2,955
Additional paid-in capital	40,549	35,539
Retained earnings	515,622	412,499
Less treasury stock, 1,051,931 and 1,026,651 shares at December 31, 2024 and 2023, respectively, at cost	(61,398)	(57,889)
Total stockholders’ equity	497,741	393,104
Total liabilities and stockholders’ equity	$543,163	$440,602

The accompanying notes are an integral part of these consolidated financial statements.

United States Lime & Minerals, Inc.

Consolidated Statements of Income

(dollars in thousands, except per share amounts)

	Years Ended December 31,
	2024	2023	2022
Revenues	$317,721	$281,330	$236,150
Cost of revenues
Labor and other operating expenses	149,885	154,930	143,887
Depreciation, depletion and amortization	23,855	23,533	21,921
	173,740	178,463	165,808
Gross profit	143,981	102,867	70,342
Selling, general and administrative expenses	19,058	17,445	15,559
Operating profit	124,923	85,422	54,783

Other (income) expense, net	(11,460)	(7,940)	(1,779)
Income before income tax expense	136,383	93,362	56,562
Income tax expense	27,544	18,813	11,133
Net income	$108,839	$74,549	$45,429
Net income per share of common stock
Basic	$3.81	$2.62	$1.60
Diluted	$3.79	$2.61	$1.60

The accompanying notes are an integral part of these consolidated financial statements

United States Lime & Minerals, Inc.

Consolidated Statements of Stockholders’ Equity

(dollars in thousands)

	Common Stock		Additional
	Shares		Paid-In	Retained	Treasury
	Outstanding	Amount	Capital	Earnings	Stock	Total
Balances at December 31, 2021	28,330,060	$2,930	$29,513	$301,611	$(55,848)	$278,206
Stock options exercised	12,000	1	119	—	—	120
Stock-based compensation	96,485	10	2,626	—	—	2,636
Treasury shares purchased	(28,150)	—	—	—	(767)	(767)
Cash dividends paid	—	—	—	(4,536)	—	(4,536)
Net income	—	—	—	45,429	—	45,429
Balances at December 31, 2022	28,410,395	2,941	32,258	342,504	(56,615)	321,088
Stock options exercised	46,440	5	108	—	—	113
Stock-based compensation	93,765	9	3,173	—	—	3,182
Treasury shares purchased	(27,820)	—	—	—	(1,274)	(1,274)
Cash dividends paid	—	—	—	(4,554)	—	(4,554)
Net income	—	—	—	74,549	—	74,549
Balances at December 31, 2023	28,522,780	2,955	35,539	412,499	(57,889)	393,104
Stock options exercised	52,025	5	125	—	—	130
Stock-based compensation	73,060	8	4,885	—	—	4,893
Treasury shares purchased	(28,028)	—	—	—	(3,509)	(3,509)
Cash dividends paid	—	—	—	(5,716)	—	(5,716)
Net income	—	—	—	108,839	—	108,839
Balances at December 31, 2024	28,619,837	$2,968	$40,549	$515,622	$(61,398)	$497,741

The accompanying notes are an integral part of these consolidated financial statements.

United States Lime & Minerals, Inc.

Consolidated Statements of Cash Flows

(dollars in thousands)

	2024	2023	2022
OPERATING ACTIVITIES:
Net income	$108,839	$74,549	$45,429
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	24,169	23,827	22,199
Amortization of deferred financing costs	27	17	2
Deferred income taxes	(1,000)	(923)	2,527
Loss on disposition of property, plant and equipment	49	363	(312)
Stock-based compensation	4,893	3,182	2,636
Changes in operating assets and liabilities:
Trade receivables, net	(5,930)	(4,460)	(6,438)
Inventories	(3,373)	(4,734)	(4,294)
Prepaid expenses and other current assets	(443)	(1,140)	(191)
Other assets	(97)	(142)	8
Accounts payable and accrued expenses	(1,010)	1,666	2,701
Other liabilities	(104)	54	96
Net cash provided by operating activities	126,020	92,259	64,363
INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(27,414)	(34,250)	(26,815)
Acquisition of a business, net of cash acquired	—	—	(5,630)
Proceeds from sale of property, plant and equipment	556	2,286	1,294
Net cash used in investing activities	(26,858)	(31,964)	(31,151)
FINANCING ACTIVITIES:
Cash dividends paid	(5,716)	(4,554)	(4,536)
Proceeds from exercise of stock options	130	113	120
Purchase of treasury shares	(3,509)	(1,274)	(767)
Net cash used in financing activities	(9,095)	(5,715)	(5,183)
Net increase in cash and cash equivalents	90,067	54,580	28,029
Cash and cash equivalents at beginning of period	187,964	133,384	105,355
Cash and cash equivalents at end of period	$278,031	$187,964	$133,384

The accompanying notes are an integral part of these consolidated financial statements.

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share amounts)

Years Ended December 31, 2024, 2023 and 2022

(1) Summary of Significant Accounting Policies

(a)         Organization and Presentation

United States Lime & Minerals, Inc. (the “Company”) is a manufacturer of lime and limestone products, supplying primarily the construction (including highway, road, and building contractors), industrial (including paper and glass manufacturers), environmental (including municipal sanitation and water treatment facilities and flue gas treatment processes), metals (including steel producers), roof shingle manufacturers, agriculture (including poultry producers), and oil and gas services industries. The Company is headquartered in Dallas, Texas and operates lime and limestone plants and distribution facilities in Arkansas, Colorado, Louisiana, Missouri, Oklahoma, and Texas through its wholly owned subsidiaries, Arkansas Lime Company, ART Quarry TRS LLC (DBA Carthage Crushed Limestone), Colorado Lime Company, Mill Creek Dolomite, LLC, Texas Lime Company, U.S. Lime Company, U.S. Lime Company-Shreveport, U.S. Lime Company-St. Clair, and U.S. Lime Company-Transportation. In addition, the Company, through its wholly owned subsidiary, U.S. Lime Company-O & G, LLC, has royalty and non-operated working interests in natural gas wells located in Johnson County, Texas, in the Barnett Shale Formation.

On May 2, 2024, the shareholders of the Company approved an increase in the Company’s number of authorized shares of common stock from 30,000,000 to 45,000,000. On July 12, 2024, the Company effected a 5-for-1 split of its common stock in the form of a stock dividend of four additional shares of common stock for each share outstanding to shareholders of record at the close of business on June 21, 2024 (the “Stock Split”). All share and per share information, including stock-based compensation, throughout this Annual Report on Form 10-K has been retroactively adjusted to reflect the Stock Split. The shares of common stock retain a par value of $0.10 per share. Accordingly, an amount equal to the aggregate par value of the additional shares issued in the Stock Split was reclassified from additional paid-in capital to common stock for all periods presented.

The number and terms of stock-based compensation awards outstanding on the date of the Stock Split were adjusted, in order to prevent dilution or enlargement of the rights of participants under the Company’s 2001 Long-Term Incentive Plan, as Amended and Restated (the “Plan”). The fair value of all outstanding awards immediately after the Stock Split did not change when compared to the fair value of such awards immediately prior to the Stock Split. In addition, there was no change to the vesting conditions or classification of any of the awards. No incremental compensation expense was recognized as a result of such adjustments.

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

Years Ended December 31, 2024, 2023 and 2022

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

	Years Ended December 31,
	2024	2023	2022
Cash paid during the year for:
Interest	$169	$196	$113
Income taxes	$30,405	$17,994	$7,827

(e)         Revenue Recognition

The Company recognizes revenue for its lime and limestone operations when (i) a contract with the customer exists and the performance obligations are identified; (ii) the price has been established; and (iii) the performance obligations have been satisfied, which is at a point in time, generally upon shipment. Revenues include external freight billed to customers with related costs accounted for as fulfillment costs and included in cost of revenues. The Company operates within a single geographic region. The Company’s returns and allowances are minimal. External freight billed to customers included in revenues was $45,514, $46,270, and $44,233 for 2024, 2023, and 2022, respectively, which approximates the amount of external freight included in cost of revenues. Sales taxes billed to customers are not included in revenues.

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

The majority of the Company’s trade receivables are unsecured. Payment terms for all trade receivables are based on the underlying purchase orders, contracts, or purchase agreements, and are generally fixed, short-term, and do not contain a significant financing component. The Company estimates credit losses relating to trade receivables based on an assessment of the current and forecasted probability of collection, historical trends, economic conditions, and other significant events that may impact the collectability of trade receivables. Due to the relatively homogenous nature of its trade receivables, the Company does not believe there is any meaningful asset-specific differences within its accounts receivable portfolio that would require the portfolio to be grouped below the consolidated level for review of credit losses. Credit losses relating to trade receivables have generally been within management expectations and historical trends. Uncollected trade receivables are

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share amounts)

Years Ended December 31, 2024, 2023 and 2022

charged-off when identified by management to be unrecoverable. Trade receivables are presented net of the related estimated credit losses, which totaled $601 and $575 at December 31, 2024 and 2023, respectively. Additions, adjustments for expected credit loss factors, and write-offs to the Company’s estimated credit losses during the years ended December 31 were as follows:

	2024	2023
Beginning balance	$575	$550
Additions	110	49
Adjustments for expected credit loss factors	—	—
Write-offs	(84)	(24)
Ending balance	$601	$575

(h)         Inventories

Inventories are valued principally at the lower of cost, determined using the average cost method, or net realizable value. Costs for raw materials and finished goods include materials, labor, and production overhead. A summary of inventories is as follows:

	December 31,	December 31,
	2024	2023
Lime and limestone inventories:
Raw materials	$8,947	$7,834
Finished goods	3,000	3,107
	11,947	10,941
Parts inventories	15,739	13,372
	$27,686	$24,313

(i)         Property, Plant and Equipment

For major constructed assets, the capitalized cost includes the price paid by the Company for labor and materials plus interest and internal and external project management costs that are directly related to the constructed assets. Machinery and equipment at December 31, 2024 and 2023 included $8,098 and $6,001, respectively, of construction in progress for various capital projects. No interest costs were capitalized for the years ended December 31, 2024 and 2023. At December 31, 2024 and 2023, accounts payable and accrued expenses included $1,657 and $1,196, respectively, of capitalized costs. Selling, general, and administrative expenses included depreciation expense of $318, $294, and $278 in 2024, 2023, and 2022, respectively. Depreciation of property, plant and equipment is being provided for by the straight-line method over estimated useful lives as follows:

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

Years Ended December 31, 2024, 2023 and 2022

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

(j)         Asset Retirement Obligations

The Company recognizes legal obligations for reclamation and remediation associated with the retirement of long-lived assets at their fair value at the time the obligations are incurred (“AROs”). Over time, the liability for AROs is recorded at its present value each period through accretion expense, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, the Company either settles the AROs for the recorded amount or recognizes a gain or loss. The Company’s AROs of $1,484 and $1,548 as of December 31, 2024 and 2023, respectively, are included in Other liabilities and Accrued expenses on the Company’s Consolidated Balance Sheets. As of December 31, 2024, assets, net of accumulated depreciation, associated with the Company’s AROs totaled $580. During 2024 and 2023, the Company spent $94 and $36, respectively, on its AROs, and recognized accretion expense of $102, $99, and $97 in 2024, 2023, and 2022, respectively, on its AROs.

The AROs were estimated based on studies and the Company’s process knowledge and estimates and are discounted using a credit adjusted risk-free interest rate. The AROs are adjusted when further information warrants an adjustment. The Company estimates annual expenditures of approximately $100 per year in years 2025 through 2029 relating to its AROs.

(k)          Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2024	2023
Personnel related expenses	$3,371	$4,073
Income taxes	466	2,010
Other taxes	1,098	1,112
Utilities	893	944
Other	713	366
	$6,541	$8,505

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share amounts)

Years Ended December 31, 2024, 2023 and 2022

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

The Company incurred capital expenditures related to environmental matters of $997 in 2024, $1,456 in 2023, and $779 in 2022.

(m)         Income and Dividends Per Share of Common Stock

The following table sets forth the computation of basic and diluted income per common share:

	Years Ended December 31,
	2024	2023	2022
Net income for basic and diluted income per common share	$108,839	$74,549	$45,429
Weighted-average shares for basic income per common share	28,579,354	28,461,955	28,359,800
Effect of dilutive securities:
Employee and director stock options(1)	109,017	71,425	42,245
Adjusted weighted-average shares and assumed exercises for diluted income per common share	28,688,371	28,533,380	28,402,045
Basic net income per common share	$3.81	$2.62	$1.60
Diluted net income per common share	$3.79	$2.61	$1.60
(1)	Excludes 9,375 and 80,625 stock options in 2023 and 2022, respectively, as antidilutive because the exercise price exceeded the average per share market price for the periods presented. No stock options were excluded in 2024 as antidilutive.

The Company paid $0.20, $0.16, and $0.16 of cash dividends per share of common stock in 2024, 2023, and 2022, respectively.

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

Years Ended December 31, 2024, 2023 and 2022

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

(p) New Accounting Pronouncements

Segment Reporting – In November 2023, the Financial Accounting Standards Board (the “FASB”) issued guidance that expands segment disclosures for public entities, including requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), the title and position of the CODM and an explanation of how the CODM uses reported measures of segment profit or loss in assessing segment performance and allocating resources (“ASU 2023-07”). ASU 2023-07 also expands disclosures about a reportable segment’s profit or loss and assets in interim periods and clarifies that a public entity may report additional measures of segment profit if the CODM uses more than one measure of a segment’s profit or loss. ASU 2023-07 does not remove existing segment disclosure requirements or change how a public entity identifies its operating segments, aggregates those operating segments, or determines its reportable segments. The Company adopted ASU 2023-07 in the fourth quarter 2024. See Note (9) Business Segment.

Improvements to Income Tax Disclosures – In December 2023, the FASB issued guidance that expands income tax disclosures for public entities, including requiring enhanced disclosures related to the rate reconciliation and income taxes paid information (“ASU 2023-09”). ASU 2023-09 is effective for annual disclosures for fiscal years beginning after December 15, 2024, with early adoption permitted. The guidance should be applied on a prospective basis, with retrospective application to all prior periods presented in the financial statements permitted.  The Company is currently evaluating the impact ASU 2023-09 will have on its financial statements and related disclosures.

Expense Disaggregation Disclosures - In November 2024, the FASB issued guidance that requires disclosure of specified information about certain costs and expenses in the notes to the consolidated financial statements (“ASU 2024-03”). ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim periods within annual periods beginning after December 15, 2027, with early adoption permitted. ASU 2024-03 is to be applied on a prospective basis, with retrospective application permitted. The Company is evaluating the impact, if any, of ASU 2024-03 on its financial statements and related disclosures.

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

Years Ended December 31, 2024, 2023 and 2022

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

The Company had no debt outstanding at December 31, 2024 or 2023. The Company had $6,632 of letters of credit issued at December 31, 2024, which count as draws against the available commitment under the Revolving Facility.

(3) Leases

The Company has operating leases for the use of equipment, corporate office space, and some of its terminal and distribution facilities. The leases have remaining lease terms of 0 to 7 years, with a weighted-average remaining lease term of 4 years at December 31, 2024. Some operating leases include options to extend the leases for up to 5 years. The Company’s lease calculations include the impact of options to extend when it is reasonably certain the Company will exercise the option. The Company used a weighted-average discount rate of 6.4% and 6.2% for leases entered into during 2024 and 2023, respectively. The components of net operating lease costs for 2024, 2023, and 2022 were as follows (in thousands):

		Year Ended December 31,
	Classification	2024	2023	2022
Operating lease costs(1)	Cost of revenues	$2,642	$3,090	$2,374
Operating lease costs(1)	Selling, general and administrative expenses	307	216	275
Rental revenues	Revenues	(332)	(470)	(419)
Rental revenues	Other (income) expense, net	(95)	(91)	(70)
Net operating lease costs		$2,522	$2,745	$2,160
(1)	Includes the costs of leases with a term of one year or less.

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share amounts)

Years Ended December 31, 2024, 2023 and 2022

As of December 31, 2024, future minimum payments under operating leases that were either non-cancelable or subject to significant penalty upon cancellation, including future minimum payments under renewal options that the Company is reasonably certain to exercise, were as follows (in thousands):

2025	$1,691
2026	1,508
2027	1,141
2028	454
2029	159
Thereafter	565
Total future minimum lease payments	5,518
Less imputed interest	(479)
Present value of lease liabilities	$5,039

Supplemental cash flow information pertaining to the Company’s leasing activity for the years ended December 31, 2024, 2023, and 2022 was as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Cash payments for lease liabilities included in operating cash flows	$1,954	$1,641	$1,660
Right-of-use assets obtained in exchange for operating lease obligations	$998	$1,286	$3,456

(4) Income Taxes

Income tax expense (benefit) for the years ended December 31 was as follows:

	2024	2023	2022
Current income tax expense	$28,544	$19,736	$8,606
Deferred income tax (benefit) expense	(1,000)	(923)	2,527
Income tax expense	$27,544	$18,813	$11,133

A reconciliation of income taxes computed at the federal statutory rate to income tax expense for the years ended December 31 is as follows:

	2024		2023		2022
		Percent of		Percent of		Percent of
		Pretax		Pretax		Pretax
	Amount	Income	Amount	Income	Amount	Income
Income taxes computed at the federal statutory rate	$28,640	21.0%	$19,606	21.0%	$11,878	21.0%
(Reduction) increase in taxes resulting from:
Statutory depletion in excess of basis	(2,701)	(2.0)	(2,172)	(2.3)	(1,869)	(3.3)
State income taxes, net of federal income tax benefit	682	0.5	1,144	1.2	557	1.0
Disallowed executive compensation	2,040	1.5	818	0.9	493	0.9
Stock-based compensation	(1,105)	(0.8)	(218)	(0.2)	33	—
Other	(12)	0.0	(365)	(0.4)	41	0.1
Income tax expense	$27,544	20.2%	$18,813	20.2%	$11,133	19.7%

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share amounts)

Years Ended December 31, 2024, 2023 and 2022

Components of the Company’s deferred tax liabilities and assets are as follows:

	December 31,	December 31,
	2024	2023
Deferred tax liabilities
Property, plant and equipment	$24,187	$25,207
Operating lease right-of-use assets	1,095	1,195
	25,282	26,402
Deferred tax assets
Operating lease liabilities	1,136	1,247
Other	487	496
	1,623	1,743
Deferred tax liabilities, net	$23,659	$24,659

Current income taxes are classified on the Company’s Consolidated Balance Sheets as follows:

	December 31,	December 31,
	2024	2023
Accrued expenses	$466	$2,010

The Company had no federal net operating loss carry forwards at December 31, 2024. The Company reduces deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is “more likely than not” that some portion or all of the deferred tax assets will not be realized. Deferred tax assets are considered fully recognizable because of the Company’s recent income history and expectations of income in the future. The Company’s federal income tax returns for the year ended December 31, 2021 and subsequent years remain subject to examination. The Company’s income tax returns in certain state income tax jurisdictions remain subject to examination for various periods for the year ended December 31, 2020 and subsequent years.

(5) Employee Retirement Plans

The Company has a contributory retirement (401(k)) savings plans for non-union employees and for union employees of Arkansas Lime Company, Carthage, and Texas Lime Company. Company contributions to these plans were $352, $329 and $311 in 2024, 2023, and 2022, respectively.

(6) Stock-Based Compensation

The Plan provides for stock options, restricted stock, and dollar-denominated cash awards, including performance-based awards. In addition to stock options, restricted stock, and cash awards, the Plan provides for the grant of stock appreciation rights, deferred stock, and other stock-based awards to directors, officers, employees, and consultants.

The Plan was amended in 2024 to increase the number of shares of Company common stock reserved for stock-based awards under the Plan and to make other changes. At December 31, 2024, the number of shares of common stock remaining available for future grants of stock options, restricted stock, or other forms of stock-based awards under the Plan was 837,225. Stock options granted under the Plan expire ten years from the date of grant and generally become exercisable, or vest, immediately. Restricted stock generally vests over periods of one-half to three years. Upon the

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share amounts)

Years Ended December 31, 2024, 2023 and 2022

exercise of stock options, the Company issues common stock from its non-issued authorized or treasury shares that have been reserved for issuance pursuant to the Plan. Forfeitures are recognized in the period they occur.

The Company recorded $4,893, $3,182, and $2,636 for stock-based compensation expense related to stock options and shares of restricted stock for 2024, 2023, and 2022, respectively. The amounts included in cost of revenues were $320, $248, and $211 and in selling, general and administrative expense were $4,573, $2,934, and $2,425, for 2024, 2023, and 2022, respectively.

A summary of the Company’s stock option and restricted stock activity and related information for the year ended December 31, 2024 and certain other information for the years ended December 31, 2024, 2023, and 2022 are as follows:

		Weighted-			Weighted-
		Average	Aggregate		Average
	Stock	Exercise	Intrinsic	Restricted	Grant-Date
	Options	Price	Value	Stock	Fair Value
Outstanding (stock options); non-vested (restricted stock) at December 31, 2023	232,500	$25.43	$4,799	91,235	$40.32
Granted	9,000	65.34	607	74,305	107.11
Exercised (stock options); vested (restricted stock)	(74,500)	24.19	3,455	(85,288)	45.02
Forfeited	—	—	—	(1,245)	38.25
Outstanding (stock options); non-vested (restricted stock) at December 31, 2024	167,000	$28.13	$17,469	79,007	$98.09
Exercisable at December 31, 2024	154,500	$26.68	$16,386	n/a	n/a

	2024	2023	2022
Weighted-average fair value of stock options granted during the year	$27.04	$16.86	$9.95
Weighted-average remaining contractual life for stock options in years	5.92	6.85	6.87
Total fair value of stock options vested during the year	$744	$434	$287
Total intrinsic value of stock options exercised during the year	$3,455	$1,589	$157
Total fair value of restricted stock vested during the year	$3,839	$2,663	$2,235

There were 12,500 non-vested stock options at December 31, 2024, and the weighted-average remaining contractual life of the outstanding and exercisable stock options at such date was 5.92 years. The total compensation cost not yet recognized for restricted stock at December 31, 2024 was $7,190, which will be recognized over the weighted average of 1.04 years.

The fair value for the stock options was estimated at the date of grant using a lattice-based option valuation model, with the following weighted-average assumptions for the 2024, 2023, and 2022 grants: risk-free interest rates of 4.57% in 2024, 3.41% to 3.84% (weighted average 3.74%) in 2023, and 2.92% to 3.94% (weighted average 3.74%) in 2022; a dividend yield of 0.31% in 2024, 0.35% to 0.48% (weighted average 0.39%) in 2023, and 0.57% to 0.73% (weighted average 0.62%) in 2022; and a volatility factor of .406 in 2024, .389 to .400 (weighted average .397) in 2023, and .374 to .385 (weighted average .382) in 2022, based on the daily per-share closing prices for five years preceding the date of issuance. In addition, the fair value of these options was estimated based on an expected life of five years. The fair value of restricted stock is based on the closing per-share price of the Company’s common stock on the date of grant.

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share amounts)

Years Ended December 31, 2024, 2023 and 2022

(7) Share Repurchases

During 2024, pursuant to provisions in the Plan that allow employees and directors to pay the tax withholding liability upon the lapse of restrictions on restricted stock in either cash and/or delivery of shares of the Company’s common stock, the Company repurchased 28,028 shares at a weighted-average price of $125.09 per share.

(8) Commitments and Contingencies

The Company is party to lawsuits and claims arising in the normal course of business, none of which, in the opinion of management, is expected to have a material adverse effect on the Company’s financial condition, results of operations, cash flows, or competitive position.

The Company is not contractually committed to any planned capital expenditures until actual orders are placed for equipment or services. At December 31, 2024, the Company had $35,480 for open equipment and construction contracts.

(9) Reportable Segment

In November 2023, the FASB amended guidance in ASC 280, Segment Reporting (“ASC 280”) by issuing ASU 2023-07, which updated the disclosure requirements for reportable segments, primarily through requiring enhanced disclosures about significant segment expenses. The Company adopted this guidance in the fourth quarter 2024, with retrospective application to the years ending December 31, 2023 and 2022. See Note 1(p).

The Company is managed as one reportable segment, lime and limestone operations, based on the distinctness of the Company’s activities and products. All operations are in the United States. During 2024, the Company determined that the activities of its natural gas interests and the associated level of review of those activities by the CODM precluded the natural gas activities from meeting the definition of an operating segment, as provided in ASC 280. In addition, previously unallocated items, including cash, interest income and expense and other expense are now included as part of lime and limestone operations, and consolidated net income is now used as the measure of segment profit or loss. Segment disclosures for 2023 and 2022 have been recast to be consistent with the 2024 presentation.

The Company’s CODM is the chief executive officer. The lime and limestone operations segment derives revenues from the sale of crushed limestone, pulverized limestone, aggregate, quicklime, hydrated lime, and lime slurry. The accounting policies of the lime and limestone operations segment are the same as those described in Note (1) Summary of Significant Accounting Policies.

In evaluating the operating results of the Company, the CODM assesses performance for the lime and limestone operations segment and decides how to allocate resources (including, but not limited to, decisions on fuel blends, capital purchases, and staffing levels) based on net income that is also reported on the consolidated statements of income. The measure of segment assets is reported on the consolidated balance sheets as “Total assets” and the measure of segment capital expenditures is reported on the consolidated statements of cash flows as “Purchase of property, plant, and equipment.”

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share amounts)

Years Ended December 31, 2024, 2023 and 2022

The following table presents revenue, significant expenses, and profit for the years ended December 31, 2024, 2023, and 2022 as reviewed and used by the CODM. There are no other significant segment items or reconciling items to consolidated net income.

	2024	2023	2022
Revenues	$317,721	$281,330	$236,150
Less:
Fuel, energy, and transportation	82,232	88,521	88,758
Depreciation, depletion and amortization	23,855	23,533	21,922
Outside services, maintenance, and supplies	28,536	29,310	22,086
Personnel expenses	30,980	29,209	26,528
Other cost of revenues	8,137	7,890	6,514
Selling, general and administrative expenses	19,058	17,445	15,559
Other (income) expense, net	(11,460)	(7,940)	(1,779)
Income tax expense	27,544	18,813	11,133
Net income	$108,839	$74,549	$45,429

(10) Subsequent Events

On February 3, 2025, the Company declared an increased regular quarterly cash dividend of $0.06 per share on the Company’s common stock. This dividend is payable on March 14, 2025 to shareholders of record at the close of business on February 21, 2025.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures. The Company’s management, with the participation of the Company’s CEO and CFO, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Report on Form 10-K. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this Report were effective.

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

As of December 31, 2024, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in the 2013 “Internal Control-Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

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

Not applicable.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information appearing under “Election of Directors,” “Information About Our Nominees for Director,” “Information About Our Executive Officers Who Are Not Directors,” and “Corporate Governance” in the definitive Proxy Statement for the Company’s 2025 Annual Meeting of Shareholders (the “2025 Proxy Statement”) is hereby incorporated by reference in answer to this Item 10. The Company anticipates that it will file the 2025 Proxy Statement with the SEC on or before April 30, 2025.

ITEM 11. EXECUTIVE COMPENSATION.

The information appearing under “Executive Compensation” and “Compensation of Directors” in the 2025 Proxy Statement is hereby incorporated by reference in answer to this Item 11.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information appearing under “Voting Securities and Principal Shareholder,” “Shareholdings of Company Directors and Executive Officers,” and “Executive Compensation” in the 2025 Proxy Statement is hereby incorporated by reference in answer to this Item 12.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information appearing under “Voting Securities and Principal Shareholder” and “Corporate Governance” in the 2025 Proxy Statement is hereby incorporated by reference in answer to this Item 13.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information appearing under “Independent Auditors” in the 2025 Proxy Statement is hereby incorporated by reference in answer to this Item 14.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	1. The following financial statements are included in Item 8:

Reports of Independent Registered Public Accounting Firm (PCAOB ID Number 248)
Consolidated Financial Statements:
Consolidated Balance Sheets as of December 31, 2024 and 2023;
Consolidated Statements of Income for the Years Ended December 31, 2024, 2023 and 2022;
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2024, 2023 and 2022;
Consolidated Statements of Cash Flows for the Years Ended December 31, 2024, 2023 and 2022; and
Notes to Consolidated Financial Statements.
2.	All financial statement schedules are omitted because they are not applicable or are immaterial or the required information is presented in the consolidated financial statements or the related notes.

(b)Exhibits

The Exhibit Index set forth below is incorporated by reference in response to this Item.

EXHIBIT INDEX

3.1

Articles of Amendment to the Restated Articles of Incorporation, as Amended, of United States Lime & Minerals, Inc., dated as of May 2, 2024 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed May 6, 2024, File Number 000-04197).

3.2

Restated Articles of Incorporation, as Amended, of United States Lime & Minerals, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, File Number 000-04197).

3.3

Amended and Restated Bylaws of United States Lime & Minerals, Inc. as of October 30, 2024 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, File Number 000-04197).

4.1

Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934, as Amended (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed May 6, 2024, File Number 000-04197).

10.1.1

United States Lime & Minerals, Inc. 2001 Long-Term Incentive Plan, as Amended and Restated (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 6, 2024, File Number 000-04197).

10.1.2	Form of restricted stock grant agreement under the United States Lime & Minerals, Inc. 2001 Long-Term Incentive Plan, as Amended and Restated.

10.2

Employment Agreement effective as of January 1, 2025, with certain amendments effective as of August 1, 2024, between United States Lime & Minerals, Inc. and Timothy W. Byrne, including Cash Performance Bonus Award Agreement dated as of January 1, 2025 between United States Lime and Minerals, Inc. and Timothy W. Byrne, set forth as Exhibit A thereto (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, File Number 000-04197).

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

19.1	United States Lime & Minerals, Inc. Insider Trading Policy, as Amended and Restated, dated February 26, 2025.

21.1	Subsidiaries of the Company.

23.1	Consent of Independent Registered Public Accounting Firm.

23.2	Consent of Qualified Person

31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer.

32.1	Section 1350 Certification by Chief Executive Officer.

32.2	Section 1350 Certification by Chief Financial Officer.

95.1	Mine Safety Disclosures.

96.1

Technical Report Summary on Texas Lime Company Limestone Operation, Johnson County, Texas, USA, effective December 31, 2023, with a report date of February 20, 2024 (incorporated by reference to Exhibit 96.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, File Number 000-4197).

96.2

Technical Report Summary on Arkansas Lime Company Limestone Operation, Independence County, Arkansas, USA effective December 31, 2023, with a report date of February 20, 2024 (incorporated by reference to Exhibit 96.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, File Number 000-4197).

96.3

Technical Report Summary on ACT Holdings Company Limestone Operation, Izzard County, Arkansas, USA, effective December 31, 2023, with a report date of February 20, 2024 (incorporated by reference to Exhibit 96.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, File Number 000-4197).

96.4

Technical Report Summary on U.S. Lime Company-St. Clair Limestone Operation, Sequoyah County, Oklahoma, USA, effective December 31, 2023, with a report date of February 20, 2024 (incorporated by reference to Exhibit 96.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, File Number 000-4197).

97.1

United States Lime & Minerals, Inc Compensation Recovery Policy dated November 15, 2023 (incorporated by reference to Exhibit 97 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, File Number 000-4197).

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

UNITED STATES LIME & MINERALS, INC.

Date: February 27, 2025	By:	/s/ Timothy W. Byrne
Timothy W. Byrne,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: February 27, 2025	By:	/s/ Timothy W. Byrne
Timothy W. Byrne,
President, Chief Executive Officer, and Director (Principal Executive Officer)

Date: February 27, 2025	By:	/s/ Michael L. Wiedemer
Michael L. Wiedemer,
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: February 27, 2025	By:	/s/ Antoine M. Doumet
Antoine M. Doumet,
Director and Chairman of the Board

Date: February 27, 2025	By:	/s/ Richard W. Cardin
Richard W. Cardin,
Director

Date: February 27, 2025	By:	/s/ Sandra C. Duhé
Sandra C. Duhé,
Director

Date: February 27, 2025	By:	/s/ Tom S. Hawkins, Jr.
Tom S. Hawkins,
Director

Date: February 27, 2025	By:	/s/ Lila R. Weirich
Lila R. Weirich,
Director

Date: February 27, 2025	By:	/s/ Jon A. Wolkenstein
Jon A. Wolkenstein,
Director