Form 10-Q
period 2025-03-31
UNITED STATES LIME & MINERALS INC
filed 2025-05-01
CIK 82020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: As of April 29, 2025, 28,632,799 shares of common stock, $0.10 par value, were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

(Unaudited)

	March 31,	December 31,
	2025	2024
ASSETS
Current assets
Cash and cash equivalents	$300,634	$278,031
Trade receivables, net	55,772	43,982
Inventories	27,860	27,686
Prepaid expenses and other current assets	4,071	5,083
Total current assets	388,337	354,782
Property, plant, and equipment	507,950	493,246
Less accumulated depreciation and depletion	(316,140)	(310,355)
Property, plant, and equipment, net	191,810	182,891
Operating lease right-of-use assets	4,643	4,855
Other assets, net	465	635
Total assets	$585,255	$543,163
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$9,233	$8,819
Current portion of operating lease liabilities	1,602	1,602
Accrued expenses	14,556	6,541
Total current liabilities	25,391	16,962
Deferred tax liabilities, net	23,088	23,659
Operating lease liabilities, excluding current portion	3,226	3,437
Other liabilities	1,343	1,364
Total liabilities	53,048	45,422
Stockholders’ equity
Common stock	2,969	2,968
Additional paid-in capital	43,044	40,549
Retained earnings	548,016	515,622
Less treasury stock, at cost	(61,822)	(61,398)
Total stockholders’ equity	532,207	497,741
Total liabilities and stockholders’ equity	$585,255	$543,163

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2025		2024
Revenues	$91,253	100.0%	$71,687	100.0%
Cost of revenues
Labor and other operating expenses	39,047	42.8%	35,101	49.0%
Depreciation, depletion and amortization	6,050	6.6%	5,979	8.3%
	45,097	49.4%	41,080	57.3%
Gross profit	46,156	50.6%	30,607	42.7%
Selling, general, and administrative expenses	6,262	6.9%	4,848	6.8%
Operating profit	39,894	43.7%	25,759	35.9%

Other (income) expense, net	(3,091)	(3.4)%	(2,540)	(3.6)%
Income before income tax expense	42,985	47.1%	28,299	39.5%
Income tax expense	8,872	9.7%	5,860	8.2%
Net income	$34,113	37.4%	$22,439	31.3%
Net income per share of common stock
Basic	$1.19		$0.79
Diluted	$1.19		$0.78

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(dollars in thousands)

(Unaudited)

	Common Stock		Additional
	Shares		Paid-In	Retained	Treasury
	Outstanding	Amount	Capital	Earnings	Stock	Total
Balances at December 31, 2024	28,619,837	$2,968	$40,549	$515,622	$(61,398)	$497,741
Stock options exercised	12,000	1	159	—	—	160
Stock-based compensation	4,800	—	2,336	—	—	2,336
Treasury shares purchased	(3,838)	—	—	—	(424)	(424)
Cash dividends paid	—	—	—	(1,719)	—	(1,719)
Net income	—	—	—	34,113	—	34,113
Balances at March 31, 2025	28,632,799	$2,969	$43,044	$548,016	$(61,822)	$532,207

	Common Stock		Additional
	Shares		Paid-In	Retained	Treasury
	Outstanding	Amount	Capital	Earnings	Stock	Total
Balances at December 31, 2023	28,522,780	$2,956	$35,538	$412,499	$(57,889)	$393,104
Stock options exercised	12,000	1	129	—	—	130
Stock-based compensation	14,785	2	1,239	—	—	1,241
Treasury shares purchased	(3,435)	—	—	—	(172)	(172)
Cash dividends paid	—	—	—	(1,426)	—	(1,426)
Net income	—	—	—	22,439	—	22,439
Balances at March 31, 2024	28,546,130	$2,959	$36,906	$433,512	$(58,061)	$415,316

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
OPERATING ACTIVITIES:
Net income	$34,113	$22,439
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	6,137	6,054
Amortization of deferred financing costs	6	2
Deferred income taxes	(571)	(238)
Loss (gain) on disposition of property, plant, and equipment	106	(93)
Stock-based compensation	2,336	1,241
Changes in operating assets and liabilities:
Trade receivables, net	(11,790)	(4,103)
Inventories	(174)	(1,411)
Prepaid expenses and other current assets	1,012	639
Other assets	164	15
Accounts payable and accrued expenses	8,113	2,643
Other liabilities	(18)	(21)
Net cash provided by operating activities	39,434	27,167
INVESTING ACTIVITIES:
Purchase of property, plant, and equipment	(14,852)	(6,824)
Proceeds from sale of property, plant, and equipment	4	156
Net cash used in investing activities	(14,848)	(6,668)
FINANCING ACTIVITIES:
Cash dividends paid	(1,719)	(1,426)
Proceeds from exercise of stock options	160	130
Purchase of treasury shares	(424)	(172)
Net cash used in financing activities	(1,983)	(1,468)
Net increase in cash and cash equivalents	22,603	19,031
Cash and cash equivalents at beginning of period	278,031	187,964
Cash and cash equivalents at end of period	$300,634	$206,995

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by United States Lime & Minerals, Inc. (the “Company”) without independent audit. In the opinion of the Company’s management, all adjustments of a normal and recurring nature necessary to present fairly the financial position, results of operations, and cash flows for the periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2024. The results of operations for the three-month period ended March 31, 2025 are not necessarily indicative of operating results for the full year.

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

3. Accounting Policies

Revenue Recognition. The Company recognizes revenue for its lime and limestone operations when (i) a contract with the customer exists and the performance obligations are identified; (ii) the price has been established; and (iii) the performance obligations have been satisfied, which is generally upon shipment. The Company’s returns and allowances are minimal. Revenues include external freight billed to customers with related costs accounted for as fulfillment costs and included in cost of revenues. External freight billed to customers included in 2025 and 2024 revenues was $11.4 million and $11.2 million, for the respective three-month periods ended March 31, which approximates the amount of external freight included in cost of revenues. Sales taxes billed to customers are not included in revenues. For its natural gas interests, the Company recognizes revenue in the month of production and delivery.

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

4. Reportable Segment

In November 2023, the Financial Accounting Standards Board amended guidance in ASC 280, Segment Reporting (“ASC 280”), by issuing Accounting Standards Update 2023-07, which updated the disclosure requirements for reportable segments, primarily through requiring enhanced disclosures about significant segment expenses. The Company adopted this guidance in the fourth quarter 2024, with retrospective application to prior reportable periods.

The Company is managed as one reportable segment, lime and limestone operations, based on the distinctness of the Company’s activities and products. All operations are in the United States. During 2024, the Company determined that the activities of its natural gas interests and the associated level of review of those activities by the chief operating decision maker (“CODM”) precluded the natural gas activities from meeting the definition of an operating segment, as provided in ASC 280. In addition, previously unallocated items, including cash, interest income and expense, and other expense are now included as part of lime and limestone operations, and consolidated net income is now used as the measure of segment profit or loss. Segment disclosures for the period ending March 31, 2024 have been recast to be consistent with the presentation for the period ending March 31, 2025.

The Company’s CODM is the chief executive officer. The Company’s lime and limestone operations derives revenues from the sale of crushed limestone, pulverized limestone, aggregate, quicklime, hydrated lime, and lime slurry.

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

The following table presents revenue, significant expenses, and profit for the periods ended March 31, 2025 and 2024 as reviewed and used by the CODM. There are no other significant segment items or reconciling items to consolidated net income.

	Three Months Ended March 31,
	2025	2024
Revenues	$91,253	$71,687
Less:
Fuel, energy, and transportation	20,265	18,311
Depreciation, depletion, and amortization	6,050	5,979
Outside services, maintenance, and supplies	8,355	6,222
Personnel expenses, cost of revenues	7,940	7,671
Other cost of revenues	2,487	2,897
Selling, general, and administrative expenses	6,262	4,848
Other (income) expense, net	(3,091)	(2,540)
Income tax expense	8,872	5,860
Net income	$34,113	$22,439

5. Income and Dividends Per Share of Common Stock

The following table sets forth the computation of basic and diluted income per common share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2025	2024
Net income for basic and diluted income per common share	$34,113	$22,439
Weighted-average shares for basic income per common share	28,623	28,537
Effect of dilutive securities:
Employee and director stock options(1)	96	86
Adjusted weighted-average shares and assumed exercises for diluted income per common share	28,719	28,623
Basic net income per common share	$1.19	$0.79
Diluted net income per common share	$1.19	$0.78
(1)	No stock options were excluded due to being antidilutive.

The Company paid $0.06 and $0.05 of cash dividends per share of common stock in the three months ended March 31, 2025 and 2024, respectively.

6. Inventories

Inventories are valued principally at the lower of cost, determined using the average cost method, or net realizable value. Costs for raw materials and finished goods include materials, labor, and production overhead. Inventories consisted of the following (in thousands):

	March 31,	December 31,
	2025	2024
Lime and limestone inventories:
Raw materials	$7,961	$8,947
Finished goods	3,162	3,000
	11,123	11,947
Parts inventories	16,737	15,739
	$27,860	$27,686

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

As of March 31, 2025, the Company had no debt outstanding and no draws on the Revolving Facility other than $6.8 million of letters of credit, principally related to the new kiln project at the Texas Lime Company plant, which count as draws against the available commitment under the Revolving Facility.

8. Leases

The Company has operating leases for the use of equipment, corporate office space, and some of its terminal and distribution facilities. The leases have remaining lease terms of 0 to 9 years, with a weighted-average remaining lease term of 4 years at both March 31, 2025 and December 31, 2024. Some operating leases include options to extend the leases for up to 5 years and are only considered in the lease terms if the Company is reasonably certain it will exercise the option to extend.

The components of lease costs for the three months ended March 31, 2025 and 2024 were as follows (in thousands):

		Three Months Ended March 31,
	Classification	2025	2024
Operating lease costs(1)	Cost of revenues	$724	$585
Operating lease costs(1)	Selling, general and administrative expenses	85	76
Rental revenues	Revenues	(55)	(122)
Rental revenues	Other (income) expense, net	(31)	(36)
Net operating lease costs		$723	$503
(1)	Includes the costs of leases with a term of one year or less.

As of March 31, 2025, future minimum payments under operating leases that were either non-cancelable or subject to significant penalty upon cancellation, including future minimum payments under renewal options that the Company is reasonably certain to exercise, were as follows (in thousands):

2025 (excluding the three months ended March 31, 2025)	$1,301
2026	1,572
2027	1,205
2028	541
2029	184
Thereafter	459
Total future minimum lease payments	5,262
Less imputed interest	(434)
Present value of lease liabilities	$4,828

Supplemental cash flow information pertaining to the Company’s leasing activity for the three months ended March 31, 2025 and 2024 is as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Cash payments for lease liabilities included in operating cash flows	$450	$450
Right-of-use assets obtained in exchange for operating lease obligations	$176	$—

9. Income Taxes

The Company has estimated that its effective income tax rate for 2025 will be 20.6%. The primary reason for the effective income tax rate being below the federal statutory rate is due to statutory depletion, which is allowed for income tax purposes and is a permanent difference between net income for financial reporting purposes and taxable income.

10. Dividends

On March 14, 2025, the Company paid $1.7 million in cash dividends, based on a dividend of $0.06 per share of its common stock, to shareholders of record at the close of business on February 21, 2025.

11. Subsequent Event

On April 30, 2025, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.06 per share on the Company’s common stock. This dividend is payable on June 13, 2025, to shareholders of record at the close of business on May 23, 2025.

ITEM 2:     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements. Any statements contained in this Report that are not statements of historical fact are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements in this Report, including without limitation statements relating to the Company’s plans, strategies, objectives, expectations, intentions, and adequacy of resources, are identified by such words as “will,” “could,” “should,” “would,” “believe,” “possible,” “potential,” “expect,” “intend,” “plan,” “schedule,” “estimate,” “anticipate,” and “project.” The Company undertakes no obligation to publicly update or revise any forward-looking statements. The Company cautions that forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from expectations, including without limitation the following: (i) the Company’s plans, strategies, objectives, expectations, and intentions are subject to change at any time at the Company’s discretion; (ii) the Company’s plans and results of operations will be affected by its ability to maintain and increase its revenues and manage its growth; (iii) the Company’s ability to meet short-term and long-term liquidity demands, including meeting the Company’s operating and capital needs, including possible acquisitions and paying dividends, and conditions in the credit and equity markets, including the ability of the Company’s customers to meet their obligations; (iv) interruptions to operations and increased expenses at the Company’s facilities resulting from changes in mining methods or conditions, variability of chemical or physical properties of the Company’s limestone and its impact on process equipment and product quality, inclement weather conditions, including more severe and frequent weather events resulting from climate change, natural disasters, accidents, IT systems failures or disruptions, including due to cybersecurity threats and incidents, utility disruptions, supply chain delays and disruptions, labor shortages and disruptions, or regulatory requirements; (v) volatile coal, petroleum coke, diesel, natural gas, electricity, and transportation costs and the consistent availability of trucks, truck drivers, and rail cars to deliver the Company’s products to its customers and solid fuels to its plants on a timely basis at competitive prices; (vi) the Company’s ability to expand its operations through projects and acquisitions of businesses with related or similar operations and the Company’s ability to obtain any required financing for such projects and acquisitions, to integrate the projects and acquisitions into the Company’s overall operations, and to sell any resulting increased production at acceptable prices; (vii) inadequate demand and/or prices for the Company’s lime and limestone products due to increased competition from competitors, increasing competition for certain customer accounts, conditions in the U.S. economy, recessionary pressures in, and the impact of government policies on, the overall economy and particular industries, including oil and gas services, utility plants, steel, construction, and industrial, effects of governmental fiscal and budgetary constraints, including the level of highway construction and infrastructure funding, changes to tax laws, legislative impasses, extended governmental shutdowns, reduced levels of government staffing, downgrades and defaults on U.S. government obligations, tariffs, trade wars, international incidents, including conflicts in Ukraine, Israel, and the broader Middle East, oil cartel production and supply actions, sanctions, economic and regulatory uncertainties under state governments and the United States Administration and Congress, inflation, recession, and other macroeconomic concerns, Federal Reserve responses to macroeconomic concerns, including changing interest rates, and inability to continue to maintain or increase prices for the Company’s products, including passing through any increased costs of energy, labor, parts, and supplies, and changes in inflationary expectations; (viii) ongoing and possible new regulations, investigations, enforcement actions and costs, legal expenses, penalties, fines, assessments, litigation, judgments and settlements, taxes, and disruptions and limitations of operations, including those related to climate change, health and safety, human capital, diversity, inclusion, and other environmental, social, governance, and sustainability considerations, and those that could impact the Company’s ability to continue or renew its operating permits or successfully secure new permits in connection with its modernization and expansion and development projects; (ix) estimates of resources and reserves and remaining lives of reserves; (x) the impact of potential pandemics, epidemics, or disease outbreaks, and governmental responses thereto, including decreased demand, lower prices, tightened labor and other markets, and increased costs, and the risk of non-compliance with health and safety protocols and mandates, on the Company’s financial condition, results of operations, cash flows, and competitive position; (xi) the impact of social or political unrest; (xii) risks relating to mine safety and reclamation and remediation; and (xiii) other risks and uncertainties set forth in this Report or indicated from time to time in the Company’s filings with the Securities and Exchange Commission (the “SEC”), including the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

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

Our revenues increased 27.3% in the first quarter 2025, compared to the first quarter 2024, primarily due to a 19.2% increase in sales volumes of our lime and limestone products, which was principally due to increased demand from our construction and environmental customers, and a 7.9% increase in the average selling prices for our lime and limestone products. The increase in demand from our construction customers during the quarter was further amplified by some large, ongoing construction projects.

Our gross profit increased 50.8% in the first quarter 2025, compared to the first quarter 2024. The increase in gross profit resulted primarily from the increase in revenues discussed above.

In 2024, we began construction on a new vertical kiln and related equipment and infrastructure at our Texas Lime Company plant. We estimate that the construction costs of the Texas kiln project will total approximately $65 million and be completed in 2026.

We paid an increased regular quarterly cash dividend of $0.06 per share in the first quarter of 2025. On April 30, 2025, our Board of Directors declared a regular quarterly cash dividend of $0.06 per share on our common stock. The dividend is payable on June 13, 2025, to shareholders of record at the close of business on May 23, 2025.

Liquidity and Capital Resources.

Net cash provided by operating activities was $39.4 million in the first quarter 2025, compared to $27.2 million in the first quarter 2024, an increase of $12.3 million, or 45.2%. Our net cash provided by operating activities is composed of net income, depreciation, depletion, and amortization (“DD&A”), deferred income taxes, stock-based compensation, other non-cash items included in net income and changes in working capital. In the first quarter 2025, net cash provided by operating activities was principally composed of $34.1 million net income, $6.1 million DD&A, and $2.3 million stock-based compensation, partially offset by $0.6 million deferred income taxes and a $2.7 million decrease from changes in operating assets and liabilities. Changes in operating assets and liabilities in the first quarter 2025 included an increase of $11.8 million in trade receivables, net, due primarily to increased sales in the first quarter 2025 compared to the fourth quarter 2024, and an increase of $0.2 million in inventories, partially offset by a decrease of $1.0 million in prepaid expenses and other current assets and an increase of $8.1 million in accounts payable and accrued expenses. In the first quarter 2024, net cash provided by operating activities was principally composed of $22.4 million net income, $6.1 million DD&A, and $1.2 million stock-based compensation, partially offset by $0.2 million deferred income taxes and a $2.2 million decrease from changes in operating assets and liabilities. Changes in operating assets and liabilities in the first quarter 2024 included an increase of $4.1 million in trade receivables, net, due primarily to increased sales in the first quarter 2024 compared to the fourth quarter 2023, and an increase of $1.4 million in inventories, partially offset by an increase of $2.6 million in accounts payable and accrued expenses and a decrease of $0.6 million in prepaid expenses and other current assets.

We had $14.9 million in capital expenditures, including $7.8 million related to the Texas kiln project, in the first quarter 2025, compared to $6.8 million in the first quarter 2024. Net cash used in financing activities was $2.0 million in the first quarter 2025, compared to $1.5 million in the first quarter 2024, consisting primarily of cash dividends paid in each period.

Cash and cash equivalents increased $22.6 million to $300.6 million at March 31, 2025 from $278.0 million at December 31, 2024.

We are not committed to any planned capital expenditures until actual orders are placed for equipment. As of March 31, 2025, we did not have any material commitments for open purchase orders other than $28.2 million related to the Texas kiln project. As of March 31, 2025, we had incurred a total of $10.5 million on the Texas kiln project, of which $9.1 million had been paid in cash.

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

At March 31, 2025, we had no debt outstanding and no draws on the Revolving Facility other than $6.8 million of letters of credit, principally related to the Texas kiln project, which count as draws against the available commitment under the Revolving Facility. We believe that, absent a significant acquisition, cash on hand and cash flows from operations will be sufficient to meet our operating needs, ongoing capital needs, including current and possible future modernization, expansion, and development projects, and liquidity needs and allow us to pay regular quarterly cash dividends for the near future.

Results of Operations.

Revenues in the first quarter 2025 were $91.3 million, compared to $71.7 million in the first quarter 2024, an increase of $19.6 million, or 27.3%. The increase in our revenues in the first quarter 2025, compared to the first quarter 2024, resulted from increased sales volumes of our lime and limestone products, principally due to increased demand from our construction and environmental customers and an increase in the average selling prices for our lime and limestone products.

Gross profit was $46.2 million in the first quarter 2025, compared to $30.6 million in the first quarter 2024, an increase of $15.5 million, or 50.8%. The increase in gross profit in the first quarter 2025, compared to the first quarter 2024, resulted primarily from the increased revenues discussed above.

Selling, general, and administrative (“SG&A”) expenses were $6.3 million in the first quarter 2025, compared to $4.8 million in the first quarter 2024, an increase of $1.4 million, or 29.2%. The increase in SG&A expenses in the first quarter 2025, compared to the first quarter 2024, was primarily due to increased personnel expenses, including stock-based compensation.

Other (income) expense, net was $3.1 million income in the first quarter 2025 compared to $2.5 million income in the first quarter 2024. The increase of $0.6 million during the first quarter 2025, compared to the first quarter 2024, was primarily due to interest earned on higher average balances of our cash and cash equivalents.

Income tax expense was $8.9 million in the first quarter 2025, compared to $5.9 million in the first quarter 2024. The increase in income tax expense was due to the increase in income before taxes.

Our net income was $34.1 million ($1.19 per share diluted) in the first quarter 2025, compared to net income of $22.4 million ($0.78 per share diluted) in the first quarter 2024, an increase of $11.7 million, or 52.0%.

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

PART II.     OTHER INFORMATION

ITEM 2:     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our Amended and Restated 2001 Long-Term Incentive Plan, as Amended and Restated, allows employees and directors to pay the exercise price for stock options and the tax withholding liability upon the lapse of restrictions on restricted stock by payment in cash and/or delivery of shares of common stock.  In the first quarter 2025, pursuant to these provisions, we purchased 3,838 shares at an average price of $110.47 per share, the fair market value of one share of our common stock on the date they were tendered for payment of tax withholding liability upon the lapse of restrictions on restricted stock.

ITEM 4:    MINE SAFETY DISCLOSURES

Under Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of SEC Regulation S-K, each operator of a coal or other mine is required to include disclosures regarding certain mine safety results in its periodic reports filed with the SEC. The operation of our quarries, underground mine and plants is subject to regulation by the federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977. The required information regarding certain mining safety and health matters, broken down by mining complex, for the quarter ended March 31, 2025, is presented in Exhibit 95.1 to this Report.

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

UNITED STATES LIME & MINERALS, INC.

May 1, 2025	By:	/s/ Timothy W. Byrne
Timothy W. Byrne
President and Chief Executive Officer
(Principal Executive Officer)

May 1, 2025	By:	/s/ Michael L. Wiedemer
Michael L. Wiedemer
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)