Form 10-Q
period 2025-06-30
UNITED STATES LIME & MINERALS INC
filed 2025-07-31
CIK 82020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: As of July 28, 2025, 28,639,539 shares of common stock, $0.10 par value, were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

(Unaudited)

	June 30,	December 31,
	2025	2024
ASSETS
Current assets
Cash and cash equivalents	$319,910	$278,031
Trade receivables, net	54,392	43,982
Inventories	25,595	27,686
Prepaid expenses and other current assets	3,549	5,083
Total current assets	403,446	354,782
Property, plant, and equipment	520,832	493,246
Less accumulated depreciation and depletion	(321,609)	(310,355)
Property, plant, and equipment, net	199,223	182,891
Operating lease right-of-use assets	4,295	4,855
Other assets, net	458	635
Total assets	$607,422	$543,163
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$11,099	$8,819
Current portion of operating lease liabilities	1,588	1,602
Accrued expenses	5,861	6,541
Total current liabilities	18,548	16,962
Deferred tax liabilities, net	21,370	23,659
Operating lease liabilities, excluding current portion	2,890	3,437
Other liabilities	1,323	1,364
Total liabilities	44,131	45,422
Stockholders’ equity
Common stock	2,970	2,968
Additional paid-in capital	45,014	40,549
Retained earnings	577,129	515,622
Less treasury stock, at cost	(61,822)	(61,398)
Total stockholders’ equity	563,291	497,741
Total liabilities and stockholders’ equity	$607,422	$543,163

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
Revenues	$91,518	100.0%	$76,545	100.0%	$182,771	100.0%	$148,232	100.0%
Cost of revenues
Labor and other operating expenses	43,532	47.5%	35,839	46.8%	82,579	45.2%	70,940	47.9%
Depreciation, depletion and amortization	6,108	6.7%	5,884	7.7%	12,158	6.6%	11,863	8.0%
	49,640	54.2%	41,723	54.5%	94,737	51.8%	82,803	55.9%
Gross profit	41,878	45.8%	34,822	45.5%	88,034	48.2%	65,429	44.1%
Selling, general, and administrative expenses	6,189	6.8%	4,882	6.4%	12,451	6.8%	9,730	6.5%
Operating profit	35,689	39.0%	29,940	39.1%	75,583	41.4%	55,699	37.6%

Other (income) expense, net	(3,098)	(3.4)%	(2,786)	(3.6)%	(6,189)	(3.3)%	(5,326)	(3.6)%
Income before income tax expense	38,787	42.4%	32,726	42.7%	81,772	44.7%	61,025	41.2%
Income tax expense	7,956	8.7%	6,669	8.7%	16,828	9.2%	12,529	8.5%
Net income	$30,831	33.7%	$26,057	34.0%	$64,944	35.5%	$48,496	32.7%
Net income per share of common stock
Basic	$1.08		$0.91		$2.27		$1.70
Diluted	$1.07		$0.91		$2.26		$1.69

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(dollars in thousands)

(Unaudited)

	Common Stock		Additional
	Shares		Paid-In	Retained	Treasury
	Outstanding	Amount	Capital	Earnings	Stock	Total
Balances at December 31, 2024	28,619,837	$2,968	$40,549	$515,622	$(61,398)	$497,741
Stock options exercised	12,000	1	159	—	—	160
Stock-based compensation	4,800	—	2,336	—	—	2,336
Treasury shares purchased	(3,838)	—	—	—	(424)	(424)
Cash dividends paid	—	—	—	(1,719)	—	(1,719)
Net income	—	—	—	34,113	—	34,113
Balances at March 31, 2025	28,632,799	2,969	43,044	548,016	(61,822)	532,207
Stock-based compensation	6,740	1	1,970	—	—	1,971
Cash dividends paid	—	—	—	(1,718)	—	(1,718)
Net income	—	—	—	30,831	—	30,831
Balances at June 30, 2025	28,639,539	$2,970	$45,014	$577,129	$(61,822)	$563,291

	Common Stock		Additional
	Shares		Paid-In	Retained	Treasury
	Outstanding	Amount	Capital	Earnings	Stock	Total
Balances at December 31, 2023	28,522,780	$2,955	$35,539	$412,499	$(57,889)	$393,104
Stock options exercised	12,000	1	129	—	—	130
Stock-based compensation	14,785	1	1,240	—	—	1,241
Treasury shares purchased	(3,435)	—	—	—	(172)	(172)
Cash dividends paid	—	—	—	(1,426)	—	(1,426)
Net income	—	—	—	22,439	—	22,439
Balances at March 31, 2024	28,546,130	2,957	36,908	433,512	(58,061)	415,316
Stock options exercised	40,025	4	(4)	—	—	—
Stock-based compensation	8,115	2	1,145	—	—	1,147
Cash dividends paid	—	—	—	(1,431)	—	(1,431)
Net income	—	—	—	26,057	—	26,057
Balances at June 30, 2024	28,594,270	$2,963	$38,049	$458,138	$(58,061)	$441,089

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2025	2024
OPERATING ACTIVITIES:
Net income	$64,944	$48,496
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	12,332	12,017
Amortization of deferred financing costs	6	2
Deferred income taxes	(2,289)	(401)
Loss (gain) on disposition of property, plant, and equipment	290	(53)
Stock-based compensation	4,307	2,387
Changes in operating assets and liabilities:
Trade receivables, net	(10,410)	(8,232)
Inventories	2,091	(2,987)
Prepaid expenses and other current assets	1,534	1,174
Other assets	171	(1,564)
Accounts payable and accrued expenses	528	(2,430)
Other liabilities	(39)	(45)
Net cash provided by operating activities	73,465	48,364
INVESTING ACTIVITIES:
Purchase of property, plant, and equipment	(28,126)	(11,220)
Proceeds from sale of property, plant, and equipment	241	292
Net cash used in investing activities	(27,885)	(10,928)
FINANCING ACTIVITIES:
Cash dividends paid	(3,437)	(2,857)
Proceeds from exercise of stock options	160	130
Purchase of treasury shares	(424)	(172)
Net cash used in financing activities	(3,701)	(2,899)
Net increase in cash and cash equivalents	41,879	34,537
Cash and cash equivalents at beginning of period	278,031	187,964
Cash and cash equivalents at end of period	$319,910	$222,501

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by United States Lime & Minerals, Inc. (the “Company”) without independent audit. In the opinion of the Company’s management, all adjustments of a normal and recurring nature necessary to present fairly the financial position, results of operations, and cash flows for the periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2024. The results of operations for the three- and six-month periods ended June 30, 2025 are not necessarily indicative of operating results for the full year.

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

3. Accounting Policies

Revenue Recognition. The Company recognizes revenue for its lime and limestone operations when (i) a contract with the customer exists and the performance obligations are identified; (ii) the price has been established; and (iii) the performance obligations have been satisfied, which is generally upon shipment. The Company’s returns and allowances are minimal. Revenues include external freight billed to customers with related costs accounted for as fulfillment costs and included in cost of revenues. External freight billed to customers included in 2025 and 2024 revenues was $12.2 million and $11.0 million, for the respective three-month periods ended June 30, and $23.6 million and $22.2 million, for the respective six-month periods ended June 30, which approximates the amount of external freight included in cost of revenues. Sales taxes billed to customers are not included in revenues. For its natural gas interests, the Company recognizes revenue in the month of production and delivery.

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

The Company is managed as one reportable segment, lime and limestone operations, based on the distinctness of the Company’s activities and products. All operations are in the United States. During 2024, the Company determined that the activities of its natural gas interests and the associated level of review of those activities by the chief operating decision maker (“CODM”) precluded the natural gas activities from meeting the definition of an operating segment, as provided in ASC 280. In addition, previously unallocated items, including cash, interest income and expense, and other expense are now included as part of lime and limestone operations, and consolidated net income is now used as the measure of segment profit or loss. Segment disclosures for the three- and six-month periods ended June 30, 2024 have been recast to be consistent with the presentation for the periods ended June 30, 2025.

The Company’s CODM is the chief executive officer. The Company’s lime and limestone operations derives revenues from the sale of crushed limestone, pulverized limestone, aggregate, quicklime, hydrated lime, and lime slurry.

In evaluating the operating results of the Company, the CODM assesses performance for the lime and limestone operations segment and decides how to allocate resources (including, but not limited to, decisions on fuel blends, capital investments, and staffing levels) based on net income that is also reported on the consolidated statements of income. The measure of segment assets is reported on the consolidated balance sheets as “Total assets,” and the measure of segment capital expenditures is reported on the consolidated statements of cash flows as “Purchase of property, plant, and equipment.”

The following table presents revenue, significant expenses, and profit for the three- and six-month periods ended June 30, 2025 and 2024, as reviewed and used by the CODM. There are no other significant segment items or reconciling items to consolidated net income.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenues	$91,518	$76,545	$182,771	$148,232
Less:
Fuel, energy, and transportation	24,127	20,190	44,392	38,501
Depreciation, depletion, and amortization	6,108	5,884	12,158	11,863
Outside services, maintenance, and supplies	9,110	6,809	17,465	13,031
Personnel expenses, cost of revenues	8,295	7,653	16,235	15,324
Other cost of revenues	2,000	1,187	4,487	4,084
Selling, general, and administrative expenses	6,189	4,882	12,451	9,730
Other (income) expense, net	(3,098)	(2,786)	(6,189)	(5,326)
Income tax expense	7,956	6,669	16,828	12,529
Net income	$30,831	$26,057	$64,944	$48,496

5. Income and Dividends Per Share of Common Stock

The following table sets forth the computation of basic and diluted income per common share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net income for basic and diluted income per common share	$30,831	$26,057	$64,944	$48,496
Weighted-average shares for basic income per common share	28,637	28,590	28,630	28,564
Effect of dilutive securities:
Employee and director stock options(1)	92	108	98	97
Adjusted weighted-average shares and assumed exercises for diluted income per common share	28,729	28,698	28,728	28,661
Basic net income per common share	$1.08	$0.91	$2.27	$1.70
Diluted net income per common share	$1.07	$0.91	$2.26	$1.69
(1)	Excludes 2 and 1 stock options for the three- and six-month periods ended June 30, 2025, respectively, as anti-dilutive because the exercise price exceeded the average per share market price for the period. No stock options were excluded for the 2024 periods due to being anti-dilutive.

The Company paid $0.06 and $0.12 of cash dividends per share of common stock in the three- and six-month periods ended June 30, 2025, respectively. The Company paid $0.05 and $0.10 of cash dividends per share of common stock in the three- and six-month periods ended June 30, 2024, respectively.

6. Inventories

Inventories are valued principally at the lower of cost, determined using the average cost method, or net realizable value. Costs for raw materials and finished goods include materials, labor, and production overhead. Inventories consisted of the following (in thousands):

	June 30,	December 31,
	2025	2024
Lime and limestone inventories:
Raw materials	$5,972	$8,947
Finished goods	2,387	3,000
	8,359	11,947
Parts inventories	17,236	15,739
	$25,595	$27,686

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

As of June 30, 2025, the Company had no debt outstanding and no draws on the Revolving Facility other than $7.4 million of letters of credit, principally related to the new kiln project at the Texas Lime Company plant, which count as draws against the available commitment under the Revolving Facility.

8. Leases

The Company has operating leases for the use of equipment, corporate office space, and some of its terminal and distribution facilities. The leases have remaining lease terms of 0 to 9 years, with a weighted-average remaining lease term of 4 years at both June 30, 2025 and December 31, 2024. Some operating leases include options to extend the leases for up to 5 years and are only considered in the lease terms if the Company is reasonably certain it will exercise the option to extend.

The components of lease costs for the three- and six-month periods ended June 30, 2025 and 2024 were as follows (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
	Classification	2025	2024	2025	2024
Operating lease costs(1)	Cost of revenues	$975	$664	$1,699	$1,247
Operating lease costs(1)	Selling, general and administrative expenses	78	77	162	154
Rental revenues	Revenues	(18)	(100)	(73)	(222)
Rental revenues	Other (income) expense, net	(23)	(26)	(54)	(61)
Net operating lease costs		$1,012	$615	$1,734	$1,118
(1)	Includes the costs of leases with a term of one year or less.

As of June 30, 2025, future minimum payments under operating leases that were either non-cancelable or subject to significant penalty upon cancellation, including future minimum payments under renewal options that the Company is reasonably certain to exercise, were as follows (in thousands):

2025 (excluding the six months ended June 30, 2025)	$1,175
2026	1,537
2027	1,043
2028	519
2029	184
Thereafter	413
Total future minimum lease payments	4,871
Less imputed interest	(393)
Present value of lease liabilities	$4,478

Supplemental cash flow information pertaining to the Company’s leasing activity for the six months ended June 30, 2025 and 2024 is as follows (in thousands):

	Six Months Ended June 30,
	2025	2024
Cash payments for lease liabilities included in operating cash flows	$913	$931
Right-of-use assets obtained in exchange for operating lease obligations	$217	$118

9. Income Taxes

The Company has estimated that its effective income tax rate for 2025 will be 20.6%. The primary reason for the effective income tax rate being below the federal statutory rate is due to statutory depletion, which is allowed for income tax purposes and is a permanent difference between net income for financial reporting purposes and taxable income.

On July 4, 2025, President Trump signed a tax and spending bill, referred to as the “One Big Beautiful Bill Act” (the “Act”). The Company anticipates the Act will result in the reclassification of a portion of its current taxes payable, currently presented in accrued expenses, to deferred tax liabilities, net, on its consolidated balance sheet, but does not anticipate a significant impact on the Company’s effective income tax rate in future periods. The Company is currently evaluating the full impact of the Act on its financial statements, and no impact was included in the condensed consolidated financial statements for the period ended June 30, 2025.

10. Dividends

On June 13, 2025, the Company paid $1.7 million in cash dividends, based on a dividend of $0.06 per share of its common stock, to shareholders of record at the close of business on May 23, 2025. On March 14, 2025, the Company paid $1.7 million in cash dividends, based on a dividend of $0.06 per share of its common stock, to shareholders of record at the close of business on February 21, 2025.

11. Subsequent Event

On July 30, 2025, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.06 per share on the Company’s common stock. This dividend is payable on September 12, 2025, to shareholders of record at the close of business on August 22, 2025.

ITEM 2:     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements. Any statements contained in this Report that are not statements of historical fact are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements in this Report, including without limitation statements relating to the Company’s plans, strategies, objectives, expectations, intentions, and adequacy of resources, are identified by such words as “will,” “could,” “should,” “would,” “believe,” “possible,” “potential,” “expect,” “intend,” “plan,” “schedule,” “estimate,” “anticipate,” and “project.” The Company undertakes no obligation to publicly update or revise any forward-looking statements. The Company cautions that forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from expectations, including without limitation the following: (i) the Company’s plans, strategies, objectives, expectations, and intentions are subject to change at any time at the Company’s discretion; (ii) the Company’s plans and results of operations will be affected by its ability to maintain and increase its revenues and manage its growth; (iii) the Company’s ability to meet short-term and long-term liquidity demands, including meeting the Company’s operating and capital needs, including possible acquisitions and paying dividends, and conditions in the credit and equity markets, including the ability of the Company’s customers to meet their obligations; (iv) interruptions to operations and increased expenses at the Company’s facilities resulting from changes in mining methods or conditions, variability of chemical or physical properties of the Company’s limestone and its impact on process equipment and product quality, inclement weather conditions, including more severe and frequent weather events resulting from climate change, natural disasters, accidents, IT systems failures or disruptions, including due to cybersecurity threats and incidents, utility disruptions, supply chain delays and disruptions, labor shortages and disruptions, or regulatory requirements; (v) volatile coal, petroleum coke, diesel, natural gas, electricity, and transportation costs and the consistent availability of trucks, truck drivers, and rail cars to deliver the Company’s products to its customers and solid fuels to its plants on a timely basis at competitive prices; (vi) the Company’s ability to expand its operations through projects and acquisitions of businesses with related or similar operations and the Company’s ability to obtain any required financing for such projects and acquisitions, to integrate the projects and acquisitions into the Company’s overall operations, and to sell any resulting increased production at acceptable prices; (vii) inadequate demand and/or prices for the Company’s lime and limestone products due to increased competition from competitors, increasing competition for certain customer accounts, conditions in the U.S. economy, recessionary pressures in, and the impact of government policies, including changes in immigration policy, on the overall economy and particular industries, including oil and gas services, utility plants, steel, construction, and industrial, effects of governmental fiscal and budgetary constraints, including the level of highway construction and infrastructure funding, changes to tax laws, including the One Big Beautiful Bill Act (the “Act”), legislative impasses, extended governmental shutdowns, reduced levels of government staffing, downgrades and defaults on U.S. government obligations, tariffs, trade wars, international incidents, including conflicts in Ukraine, Israel, Iran, and the broader Middle East, oil cartel production and supply actions, sanctions, economic and regulatory uncertainties under state governments and the United States Administration and Congress, inflation, recession, and other macroeconomic concerns, Federal Reserve responses to macroeconomic concerns and other pressures, including changes in interest rates, and inability to continue to maintain or increase prices for the Company’s products, including passing through any increased costs of energy, labor, parts, and supplies, and changes in inflationary expectations; (viii) ongoing and possible new regulations, investigations, enforcement actions and costs, legal expenses, penalties, fines, assessments, litigation, judgments and settlements, taxes, and disruptions and limitations of operations, including those related to climate change, health and safety, human capital, diversity, inclusion, and other environmental, social, governance, and sustainability considerations, and those that could impact the Company’s ability to continue or renew its operating permits or successfully secure new permits in connection with its modernization and expansion and development projects; (ix) estimates of resources and reserves and remaining lives of reserves; (x) the impact of potential pandemics, epidemics, or disease outbreaks, and governmental responses thereto, including decreased demand, lower prices, tightened labor and other markets, and increased costs, and the risk of non-compliance with health and safety protocols and mandates, on the Company’s financial condition, results of operations, cash flows, and competitive position; (xi) the impact of social or political unrest; (xii) risks relating to mine safety and reclamation and remediation; and (xiii) other risks and uncertainties set forth in this Report or indicated from time to time in the Company’s filings with the Securities and Exchange Commission (the “SEC”), including the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

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

Our revenues increased 19.6% and 23.3% in the second quarter and first six months 2025, respectively, compared to the second quarter and first six months 2024. Revenues increased in the second quarter 2025, compared to the second quarter 2024, primarily due to a 12.1% increase in sales volumes of our lime and limestone products, which was principally due to increased demand from our construction, environmental, and steel customers, and a 7.6% increase in the average selling prices for our lime and limestone products. Revenues increased in the first six months 2025, compared to the first six months 2024, primarily due to a 15.7% increase in sales volumes of our lime and limestone products, which was principally due to increased demand from our construction, environmental, and steel customers, and a 7.6% increase in the average selling prices for our lime and limestone products.

Our gross profit increased 20.3% and 34.5% in the second quarter and first six months 2025, respectively, compared to the second quarter and first six months 2024. The increases in gross profit resulted primarily from the increases in revenues discussed above.

In 2024, we began construction on a new vertical kiln and related equipment and infrastructure at our Texas Lime Company plant. We estimate that the construction costs of the Texas kiln project will total approximately $65 million and be completed in 2026.

Liquidity and Capital Resources.

Net cash provided by operating activities was $73.5 million in the first six months 2025, compared to $48.4 million in the first six months 2024, an increase of $25.1 million, or 51.9%. Our net cash provided by operating activities is composed of net income, depreciation, depletion, and amortization (“DD&A”), deferred income taxes, stock-based compensation, other non-cash items included in net income and changes in working capital. In the first six months 2025, net cash provided by operating activities was principally composed of $64.9 million net income, $12.3 million DD&A, and $4.3 million stock-based compensation, partially offset by $2.3 million deferred income taxes and a $6.1 million decrease from changes in operating assets and liabilities. Changes in operating assets and liabilities in the first six months 2025 included an increase of $10.4 million in trade receivables, net, due primarily to increased sales in the second quarter 2025 compared to the fourth quarter 2024, partially offset by decreases of $2.1 million in inventories and $1.5 million in prepaid expenses and other current assets and an increase of $0.5 million in accounts payable and accrued expenses. In the first six months 2024, net cash provided by operating activities was principally composed of $48.5 million net income, $12.0 million DD&A, and $2.4 million stock-based compensation, partially offset by $0.4 million deferred income taxes and a $14.1 million decrease from changes in operating assets and liabilities. Changes in operating assets and liabilities in the first six months 2024 included an increase of $8.2 million in trade receivables, net, due primarily to increased sales in the second quarter 2024 compared to the fourth quarter 2023, increases of $3.0 million in inventories and $1.6 million in other assets, and a decrease of $2.4 million in accounts payable and accrued expenses, partially offset by a decrease of $1.2 million in prepaid expenses and other current assets.

We had $28.1 million in capital expenditures in the first six months 2025, compared to $11.2 million in the first six months 2024. Capital expenditures in the first six months 2025 included $14.1 million related to the Texas kiln project. Net cash used in financing activities was $3.7 million in the first six months 2025, compared to $2.9 million in the first six months 2024, consisting primarily of cash dividends paid in each period.

Cash and cash equivalents increased $41.9 million to $319.9 million at June 30, 2025 from $278.0 million at December 31, 2024.

We are not committed to any planned capital expenditures until actual orders are placed for equipment. As of June 30, 2025, we were committed to $29.2 million of open purchase orders related to the Texas kiln project. We did not have any other material commitments for open purchase orders. As of June 30, 2025, we had incurred a total of $17.4 million on the Texas kiln project, of which $15.4 million had been paid in cash.

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

At June 30, 2025, we had no debt outstanding and no draws on the Revolving Facility other than $7.4 million of letters of credit, principally related to the Texas kiln project, which count as draws against the available commitment under the Revolving Facility. We believe that, absent a significant acquisition, cash on hand and cash flows from operations will be sufficient to meet our operating needs, ongoing capital needs, including current and possible future modernization, expansion, and development projects, and liquidity needs and allow us to pay regular quarterly cash dividends for the near future.

Results of Operations.

Revenues in the second quarter 2025 were $91.5 million, compared to $76.5 million in the second quarter 2024, an increase of $15.0 million, or 19.6%. For the first six months 2025, revenues were $182.8 million, compared to $148.2 million in the first six months 2024, an increase of $34.5 million, or 23.3%. The increases in our revenues in the second quarter and first six months 2025, compared to the comparable 2024 periods, resulted from increased sales volumes of our lime and limestone products, principally due to increased demand from our construction, environmental and steel customers, and an increase in the average selling prices for our lime and limestone products.

Gross profit was $41.9 million in the second quarter 2025, compared to $34.8 million in the second quarter 2024, an increase of $7.1 million, or 20.3%. Gross profit was $88.0 million in the first six months 2025, compared to $65.4 million in the first six months 2024, an increase of $22.6 million, or 34.5%. The increases in gross profit in the second quarter and first six months 2025, compared to the comparable 2024 periods, resulted primarily from the increased revenues discussed above.

Selling, general, and administrative (“SG&A”) expenses were $6.2 million in the second quarter 2025, compared to $4.9 million in the second quarter 2024, an increase of $1.3 million, or 26.8%. SG&A expenses were $12.5 million in the first six months 2025, compared to $9.7 million in the first six months 2024, an increase of $2.7 million, or 28.0%. The increases in SG&A expenses in the 2025 periods, compared to the comparable 2024 periods, were primarily due to increased personnel expenses, including stock-based compensation.

Other (income) expense, net was $3.1 million income in the second quarter 2025 and $6.2 million income in the first six months 2025, compared to $2.8 million income in the second quarter 2024 and $5.3 million income in the first six months 2024. The increases of $0.3 million and $0.9 million in other (income) expense, net, during the 2025 periods, compared to the comparable 2024 periods, were primarily due to interest earned on higher average balances of our cash and cash equivalents.

Income tax expense was $8.0 million and $16.8 million in the second quarter and first six months 2025, respectively, compared to $6.7 million and $12.5 million in the second quarter and first six months 2024, respectively. The increases in income tax expense in the 2025 periods, compared to the comparable 2024 periods, were due to the increases in income before taxes.

On July 4, 2025, President Trump signed the Act. We anticipate the Act will result in the reclassification of a portion of our current taxes payable, currently presented in accrued expenses, to deferred tax liabilities, net, on our consolidated balance sheet, but we do not anticipate a significant impact on our effective income tax rate in future periods. We are currently evaluating the full impact of the Act on our financial statements, and no impact was included in our condensed consolidated financial statements for the period ended June 30, 2025.

Our net income was $30.8 million ($1.07 per share diluted) in the second quarter 2025, compared to net income of $26.1 million ($0.91 per share diluted) in the second quarter 2024, an increase of $4.8 million, or 18.3%. For the first six months 2025, our net income was $64.9 million ($2.26 per share diluted), compared to $48.5 million ($1.69 per share diluted) for the first six months 2024, an increase of $16.4 million, or 33.9%.

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

PART II.     OTHER INFORMATION

ITEM 2:     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our Amended and Restated 2001 Long-Term Incentive Plan, as Amended and Restated, allows employees and directors to pay the exercise price for stock options and the tax withholding liability upon the lapse of restrictions on restricted stock by payment in cash and/or delivery of shares of common stock.  There were no repurchases in the second quarter 2025 pursuant to these provisions or otherwise.

ITEM 4:    MINE SAFETY DISCLOSURES

Under Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of SEC Regulation S-K, each operator of a coal or other mine is required to include disclosures regarding certain mine safety results in its periodic reports filed with the SEC. The operation of our quarries, underground mines and plants is subject to regulation by the federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977. The required information regarding certain mining safety and health matters, broken down by mining complex, for the quarter ended June 30, 2025, is presented in Exhibit 95.1 to this Report.

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

UNITED STATES LIME & MINERALS, INC.

July 31, 2025	By:	/s/ Timothy W. Byrne
Timothy W. Byrne
President and Chief Executive Officer
(Principal Executive Officer)

July 31, 2025	By:	/s/ Michael L. Wiedemer
Michael L. Wiedemer
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)