Form 10-Q
period 2025-09-30
UNITED STATES LIME & MINERALS INC
filed 2025-10-30
CIK 82020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: As of October 28, 2025, 28,639,399 shares of common stock, $0.10 par value, were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

(Unaudited)

	September 30,	December 31,
	2025	2024
ASSETS
Current assets
Cash and cash equivalents	$349,514	$278,031
Trade receivables, net	59,296	43,982
Inventories	28,681	27,686
Prepaid expenses and other current assets	2,795	5,083
Total current assets	440,286	354,782
Property, plant, and equipment	535,132	493,246
Less accumulated depreciation and depletion	(327,220)	(310,355)
Property, plant, and equipment, net	207,912	182,891
Operating lease right-of-use assets	4,153	4,855
Other assets, net	453	635
Total assets	$652,804	$543,163
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$11,892	$8,819
Current portion of operating lease liabilities	1,643	1,602
Accrued expenses	9,611	6,541
Total current liabilities	23,146	16,962
Deferred tax liabilities, net	23,414	23,659
Operating lease liabilities, excluding current portion	2,674	3,437
Other liabilities	1,301	1,364
Total liabilities	50,535	45,422
Stockholders’ equity
Common stock	2,970	2,968
Additional paid-in capital	46,928	40,549
Retained earnings	614,193	515,622
Less treasury stock, at cost	(61,822)	(61,398)
Total stockholders’ equity	602,269	497,741
Total liabilities and stockholders’ equity	$652,804	$543,163

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
Revenues	$102,016	100.0%	$89,427	100.0%	$284,787	100.0%	$237,659	100.0%
Cost of revenues
Labor and other operating expenses	43,752	42.9%	40,282	45.0%	126,331	44.4%	111,222	46.8%
Depreciation, depletion and amortization	6,075	5.9%	6,032	6.8%	18,233	6.4%	17,895	7.5%
	49,827	48.8%	46,314	51.8%	144,564	50.8%	129,117	54.3%
Gross profit	52,189	51.2%	43,113	48.2%	140,223	49.2%	108,542	45.7%
Selling, general, and administrative expenses	5,927	5.8%	4,976	5.6%	18,378	6.4%	14,706	6.2%
Operating profit	46,262	45.4%	38,137	42.6%	121,845	42.8%	93,836	39.5%

Other (income) expense, net	(3,416)	(3.3)%	(3,061)	(3.5)%	(9,605)	(3.4)%	(8,387)	(3.5)%
Income before income tax expense	49,678	48.7%	41,198	46.1%	131,450	46.2%	102,223	43.0%
Income tax expense	10,896	10.7%	7,845	8.8%	27,724	9.8%	20,374	8.6%
Net income	$38,782	38.0%	$33,353	37.3%	$103,726	36.4%	$81,849	34.4%
Net income per share of common stock
Basic	$1.35		$1.17		$3.62		$2.86
Diluted	$1.35		$1.16		$3.61		$2.85

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(dollars in thousands)

(Unaudited)

	Common Stock		Additional
	Shares		Paid-In	Retained	Treasury
	Outstanding	Amount	Capital	Earnings	Stock	Total
Balances at December 31, 2024	28,619,837	$2,968	$40,549	$515,622	$(61,398)	$497,741
Stock options exercised	12,000	1	159	—	—	160
Stock-based compensation	4,800	—	2,336	—	—	2,336
Treasury shares purchased	(3,838)	—	—	—	(424)	(424)
Cash dividends paid	—	—	—	(1,719)	—	(1,719)
Net income	—	—	—	34,113	—	34,113
Balances at March 31, 2025	28,632,799	2,969	43,044	548,016	(61,822)	532,207
Stock-based compensation	6,740	1	1,970	—	—	1,971
Cash dividends paid	—	—	—	(1,718)	—	(1,718)
Net income	—	—	—	30,831	—	30,831
Balances at June 30, 2025	28,639,539	2,970	45,014	577,129	(61,822)	563,291
Stock-based compensation	(140)	—	1,914	—	—	1,914
Cash dividends paid	—	—	—	(1,719)	—	(1,719)
Net income	—	—	—	38,782	—	38,782
Balances at September 30, 2025	28,639,399	$2,970	$46,928	$614,193	$(61,822)	$602,269

	Common Stock		Additional
	Shares		Paid-In	Retained	Treasury
	Outstanding	Amount	Capital	Earnings	Stock	Total
Balances at December 31, 2023	28,522,780	$2,955	$35,539	$412,499	$(57,889)	$393,104
Stock options exercised	12,000	1	129	—	—	130
Stock-based compensation	14,785	1	1,240	—	—	1,241
Treasury shares purchased	(3,435)	—	—	—	(172)	(172)
Cash dividends paid	—	—	—	(1,426)	—	(1,426)
Net income	—	—	—	22,439	—	22,439
Balances at March 31, 2024	28,546,130	2,957	36,908	433,512	(58,061)	415,316
Stock options exercised	40,025	4	(4)	—	—	—
Stock-based compensation	8,115	2	1,145	—	—	1,147
Cash dividends paid	—	—	—	(1,431)	—	(1,431)
Net income	—	—	—	26,057	—	26,057
Balances at June 30, 2024	28,594,270	2,963	38,049	458,138	(58,061)	441,089
Stock-based compensation	—	—	1,202	—	—	1,202
Cash dividends paid	—	—	—	(1,430)	—	(1,430)
Net income	—	—	—	33,353	—	33,353
Balances at September 30, 2024	28,594,270	$2,963	$39,251	$490,061	$(58,061)	$474,214

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2025	2024
OPERATING ACTIVITIES:
Net income	$103,726	$81,849
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	18,492	18,125
Amortization of deferred financing costs	18	2
Deferred income taxes	(245)	(825)
Loss (gain) on disposition of property, plant, and equipment	584	(46)
Stock-based compensation	6,221	3,590
Changes in operating assets and liabilities:
Trade receivables, net	(15,314)	(14,853)
Inventories	(995)	(3,470)
Prepaid expenses and other current assets	2,288	1,891
Other assets	164	17
Accounts payable and accrued expenses	4,534	1,214
Other liabilities	(67)	(80)
Net cash provided by operating activities	119,406	87,414
INVESTING ACTIVITIES:
Purchase of property, plant, and equipment	(42,789)	(16,371)
Proceeds from sale of property, plant, and equipment	285	344
Net cash used in investing activities	(42,504)	(16,027)
FINANCING ACTIVITIES:
Cash dividends paid	(5,155)	(4,287)
Proceeds from exercise of stock options	160	130
Purchase of treasury shares	(424)	(172)
Net cash used in financing activities	(5,419)	(4,329)
Net increase in cash and cash equivalents	71,483	67,058
Cash and cash equivalents at beginning of period	278,031	187,964
Cash and cash equivalents at end of period	$349,514	$255,022

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by United States Lime & Minerals, Inc. (the “Company”) without independent audit. In the opinion of the Company’s management, all adjustments of a normal and recurring nature necessary to present fairly the financial position, results of operations, and cash flows for the periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2024. The results of operations for the three- and nine-month periods ended September 30, 2025 are not necessarily indicative of operating results for the full year.

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

3. Accounting Policies

Revenue Recognition. The Company recognizes revenue for its lime and limestone operations when (i) a contract with the customer exists and the performance obligations are identified; (ii) the price has been established; and (iii) the performance obligations have been satisfied, which is generally upon shipment. The Company’s returns and allowances are minimal. Revenues include external freight billed to customers with related costs accounted for as fulfillment costs and included in cost of revenues. External freight billed to customers included in 2025 and 2024 revenues was $13.7 million and $12.3 million, for the respective three-month periods ended September 30, and $37.3 million and $34.5 million, for the respective nine-month periods ended September 30, which approximates the amount of external freight included in cost of revenues. Sales taxes billed to customers are not included in revenues. For its natural gas interests, the Company recognizes revenue in the month of production and delivery.

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

The Company is managed as one reportable segment, lime and limestone operations, based on the distinctness of the Company’s activities and products. All operations are in the United States. During 2024, the Company determined that the activities of its natural gas interests and the associated level of review of those activities by the chief operating decision maker (“CODM”) precluded the natural gas activities from meeting the definition of an operating segment, as provided in ASC 280. In addition, previously unallocated items, including cash, interest income and expense, and other expense are now included as part of lime and limestone operations, and consolidated net income is now used as the measure of segment profit or loss. Segment disclosures for the three- and nine-month periods ended September 30, 2024 have been recast to be consistent with the presentation for the periods ended September 30, 2025.

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

The following table presents revenue, significant expenses, and profit for the three- and nine-month periods ended September 30, 2025 and 2024, as reviewed and used by the CODM. There are no other significant segment items or reconciling items to consolidated net income.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenues	$102,016	$89,427	$284,787	$237,659
Less:
Fuel, energy, and transportation	24,075	22,881	68,467	61,382
Depreciation, depletion, and amortization	6,075	6,032	18,233	17,895
Outside services, maintenance, and supplies	8,802	7,090	26,267	20,121
Personnel expenses, cost of revenues	8,375	8,048	24,610	23,372
Other cost of revenues	2,500	2,263	6,987	6,347
Selling, general, and administrative expenses	5,927	4,976	18,378	14,706
Other (income) expense, net	(3,416)	(3,061)	(9,605)	(8,387)
Income tax expense	10,896	7,845	27,724	20,374
Net income	$38,782	$33,353	$103,726	$81,849

5. Income and Dividends Per Share of Common Stock

The following table sets forth the computation of basic and diluted income per common share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net income for basic and diluted income per common share	$38,782	$33,353	$103,726	$81,849
Weighted-average shares for basic income per common share	28,639	28,594	28,633	28,574
Effect of dilutive securities:
Employee and director stock options(1)	99	133	97	109
Adjusted weighted-average shares and assumed exercises for diluted income per common share	28,738	28,727	28,730	28,683
Basic net income per common share	$1.35	$1.17	$3.62	$2.86
Diluted net income per common share	$1.35	$1.16	$3.61	$2.85
(1)	Stock options are considered anti-dilutive if the exercise price exceeds the average per share market price for the period. No stock options were excluded for any of the periods presented above due to being anti-dilutive.

The Company paid $0.06 and $0.18 of cash dividends per share of common stock in the three- and nine-month periods ended September 30, 2025, respectively. The Company paid $0.05 and $0.15 of cash dividends per share of common stock in the three- and nine-month periods ended September 30, 2024, respectively.

6. Inventories

Inventories are valued principally at the lower of cost, determined using the average cost method, or net realizable value. Costs for raw materials and finished goods include materials, labor, and production overhead. Inventories consisted of the following (in thousands):

	September 30,	December 31,
	2025	2024
Lime and limestone inventories:
Raw materials	$7,579	$8,947
Finished goods	2,779	3,000
	10,358	11,947
Parts inventories	18,323	15,739
	$28,681	$27,686

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

As of September 30, 2025, the Company had no debt outstanding and no draws on the Revolving Facility other than $4.7 million of letters of credit, principally related to the new kiln project at the Texas Lime Company plant, which count as draws against the available commitment under the Revolving Facility.

8. Leases

The Company has operating leases for the use of equipment, corporate office space, and some of its terminal and distribution facilities. The leases have remaining lease terms of 0 to 8 years, with a weighted-average remaining lease term of 4 years at both September 30, 2025 and December 31, 2024. Some operating leases include options to extend the leases for up to 5 years and are only considered in the lease terms if the Company is reasonably certain it will exercise the option to extend.

The components of lease costs for the three- and nine-month periods ended September 30, 2025 and 2024 were as follows (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
	Classification	2025	2024	2025	2024
Operating lease costs(1)	Cost of revenues	$998	$700	$2,697	$1,948
Operating lease costs(1)	Selling, general and administrative expenses	78	76	240	229
Rental revenues	Revenues	(104)	(47)	(177)	(269)
Rental revenues	Other (income) expense, net	(7)	(13)	(61)	(74)
Net operating lease costs		$965	$716	$2,699	$1,834
(1)	Includes the costs of leases with a term of one year or less.

As of September 30, 2025, future minimum payments under operating leases that were either non-cancelable or subject to significant penalty upon cancellation, including future minimum payments under renewal options that the Company is reasonably certain to exercise, were as follows (in thousands):

2025 (excluding the nine months ended September 30, 2025)	$471
2026	1,673
2027	1,306
2028	612
2029	184
Thereafter	459
Total future minimum lease payments	4,705
Less imputed interest	(388)
Present value of lease liabilities	$4,317

Supplemental cash flow information pertaining to the Company’s leasing activity for the nine months ended September 30, 2025 and 2024 is as follows (in thousands):

	Nine Months Ended September 30,
	2025	2024
Cash payments for lease liabilities included in operating cash flows	$1,510	$1,450
Right-of-use assets obtained in exchange for operating lease obligations	$368	$827

9. Income Taxes

The Company has estimated that its effective income tax rate for 2025 will be 21.1%. The primary reason for the effective income tax rate being above the federal statutory rate is due to state income taxes, partially offset by statutory depletion, which is allowed for income tax purposes and is a permanent difference between net income for financial reporting purposes and taxable income.

On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was signed into law. The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act of 2017, including 100% bonus depreciation. The OBBBA did not have a material impact on the Company’s effective income tax rate for 2025, but it did reduce the Company’s cash tax outflows for the remainder of 2025 from what they would have been under the previous federal tax law.

10. Dividends

On September 12, the Company paid $1.7 million in cash dividends, based on a dividend of $0.06 per share of its common stock, to shareholders of record at the close of business on August 22, 2025. On June 13, 2025, the Company paid $1.7 million in cash dividends, based on a dividend of $0.06 per share of its common stock, to shareholders of record at the close of business on May 23, 2025. On March 14, 2025, the Company paid $1.7 million in cash dividends, based on a dividend of $0.06 per share of its common stock, to shareholders of record at the close of business on February 21, 2025.

11. Subsequent Event

On October 29, 2025, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.06 per share on the Company’s common stock. This dividend is payable on December 12, 2025, to shareholders of record at the close of business on November 21, 2025.

ITEM 2:     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements. Any statements contained in this Report that are not statements of historical fact are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements in this Report, including without limitation statements relating to the Company’s plans, strategies, objectives, expectations, intentions, and adequacy of resources, are identified by such words as “will,” “could,” “should,” “would,” “believe,” “possible,” “potential,” “expect,” “intend,” “plan,” “schedule,” “estimate,” “anticipate,” and “project.” The Company undertakes no obligation to publicly update or revise any forward-looking statements. The Company cautions that forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from expectations, including without limitation the following: (i) the Company’s plans, strategies, objectives, expectations, and intentions are subject to change at any time at the Company’s discretion; (ii) the Company’s plans and results of operations will be affected by its ability to maintain and increase its revenues and manage its growth; (iii) the Company’s ability to meet short-term and long-term liquidity demands, including meeting the Company’s operating and capital needs, including possible acquisitions and paying dividends, and conditions in the credit and equity markets, including the ability of the Company’s customers to meet their obligations; (iv) interruptions to operations and increased expenses at the Company’s facilities resulting from changes in mining methods or conditions, variability of chemical or physical properties of the Company’s limestone and its impact on process equipment and product quality, inclement weather conditions, including more severe and frequent weather events resulting from climate change, natural disasters, accidents, IT systems failures or disruptions, including due to cybersecurity threats and incidents, utility disruptions, supply chain delays and disruptions, labor shortages and disruptions, or regulatory requirements; (v) volatile coal, petroleum coke, diesel, natural gas, electricity, and transportation costs and the consistent availability of trucks, truck drivers, and rail cars to deliver the Company’s products to its customers and solid fuels to its plants on a timely basis at competitive prices; (vi) the Company’s ability to expand its operations through projects and acquisitions of businesses with related or similar operations and the Company’s ability to obtain any required financing for such projects and acquisitions, to integrate the projects and acquisitions into the Company’s overall operations, and to sell any resulting increased production at acceptable prices; (vii) inadequate demand and/or prices for the Company’s lime and limestone products due to increased competition from competitors, increasing competition for certain customer accounts, conditions in the U.S. economy, recessionary pressures in, and the impact of government policies, including changes in immigration policy, on the overall economy and particular industries, including oil and gas services, utility plants, steel, construction, and industrial, moderation in areas of active growth, including data center construction, effects of governmental fiscal and budgetary constraints, including the level of highway construction and infrastructure funding, changes to tax laws, including the One Big Beautiful Bill Act (the “OBBBA”), legislative impasses, extended governmental shutdowns, reduced levels of government staffing, downgrades and defaults on U.S. government obligations, tariffs, trade wars, international conflicts and incidents, including in Ukraine, Venezuela, Columbia, Israel, Iran, and the broader Middle East, oil cartel production and supply actions, sanctions, economic and regulatory uncertainties under state governments and the United States Administration and Congress, inflation, recession, and other macroeconomic concerns, Federal Reserve responses to macroeconomic concerns and other pressures, including changes in interest rates, and inability to continue to maintain or increase prices for the Company’s products, including passing through any increased costs of energy, labor, parts, and supplies, and changes in inflationary expectations; (viii) ongoing and possible new regulations, investigations, enforcement actions and costs, legal expenses, penalties, fines, assessments, litigation, judgments and settlements, taxes, and disruptions and limitations of operations, including those related to climate change, health and safety, human capital, diversity, inclusion, and other environmental, social, governance, and sustainability considerations, and those that could impact the Company’s ability to continue or renew its operating permits or successfully secure new permits in connection with its modernization and expansion and development projects; (ix) estimates of resources and reserves and remaining lives of reserves; (x) the impact of potential pandemics, epidemics, or disease outbreaks, and governmental responses thereto, including decreased demand, lower prices, tightened labor and other markets, and increased costs, and the risk of non-compliance with health and safety protocols and mandates, on the Company’s financial condition, results of operations, cash flows, and competitive position; (xi) the impact of social or political unrest; (xii) risks relating to mine safety and reclamation and remediation; and (xiii) other risks and uncertainties set forth in this Report or indicated from time to time in the Company’s filings with the Securities and Exchange Commission (the “SEC”), including the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

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

Our revenues increased 14.1% and 19.8% in the third quarter and first nine months 2025, respectively, compared to the third quarter and first nine months 2024. Revenues increased in the third quarter 2025, compared to the third quarter 2024, primarily due to an 8.9% increase in sales volumes of our lime and limestone products, which was principally due to increased demand from our construction, environmental, and steel customers, partially offset by decreased demand from our oil and gas services customers, and a 5.1% increase in the average selling prices for our lime and limestone products. Revenues increased in the first nine months 2025, compared to the first nine months 2024, primarily due to a 13.3% increase in sales volumes of our lime and limestone products, which was principally due to increased demand from our construction, including for the construction of large data centers, environmental, and steel customers, partially offset by decreased demand from our oil and gas services customer, and a 6.6% increase in the average selling prices for our lime and limestone products. Looking ahead, we anticipate ongoing data center construction demand being partially offset by softer demand from some of the other industries that we serve.

Our gross profit increased 21.1% and 29.2% in the third quarter and first nine months 2025, respectively, compared to the third quarter and first nine months 2024. The increases in gross profit for the 2025 periods resulted primarily from the increases in revenues discussed above.

In 2024, we began construction on a new vertical kiln and related equipment and infrastructure at our Texas Lime Company plant. We estimate that the construction costs of the Texas kiln project will total approximately $65 million and be completed in 2026.

Liquidity and Capital Resources.

Net cash provided by operating activities was $119.4 million in the first nine months 2025, compared to $87.4 million in the first nine months 2024, an increase of $32.0 million, or 36.6%. Our net cash provided by operating activities is composed of net income, depreciation, depletion, and amortization (“DD&A”), deferred income taxes, stock-based compensation, other non-cash items included in net income, and changes in working capital. In the first nine months 2025, net cash provided by operating activities was principally composed of $103.7 million net income, $18.5 million DD&A, and $6.2 million stock-based compensation, partially offset by a $9.4 million decrease from changes in operating assets and liabilities. Changes in operating assets and liabilities in the first nine months 2025 included increases of $15.3 million in trade receivables, net, due primarily to increased sales in the third quarter 2025 compared to the fourth quarter 2024, and $1.0 million in inventories, partially offset by a decrease of $2.3 million in prepaid expenses and other current assets and an increase of $4.5 million in accounts payable and accrued expenses. In the first nine months 2024, net cash provided by operating activities was principally composed of $81.8 million net income, $18.1 million DD&A, and $3.6 million stock-based compensation, partially offset by $0.8 million deferred income taxes and a $15.3 million decrease from changes in operating assets and liabilities. Changes in operating assets and liabilities in the first nine months 2024 included an increase of $14.9 million in trade receivables, net, due primarily to increased sales in the third quarter 2024 compared to the fourth quarter 2023, and an increase of $3.5 million in inventories, partially offset by a decrease of $1.9 million in prepaid expenses and other current assets and an increase of $1.2 million in accounts payable and accrued expenses.

We had $42.8 million in capital expenditures in the first nine months 2025, compared to $16.4 million in the first nine months 2024. Capital expenditures in the first nine months 2025 included $20.8 million related to the Texas kiln project. Net cash used in financing activities was $5.4 million in the first nine months 2025, compared to $4.3 million in the first nine months 2024, consisting primarily of cash dividends paid in each period.

Cash and cash equivalents increased $71.5 million to $349.5 million at September 30, 2025 from $278.0 million at December 31, 2024.

We are not committed to any planned capital expenditures until actual orders are placed for equipment. As of September 30, 2025, we were committed to $28.8 million of open purchase orders related to the Texas kiln project. We did not have any other material commitments for open purchase orders. As of September 30, 2025, we had incurred a total of $24.8 million on the Texas kiln project, of which $22.1 million had been paid in cash.

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

At September 30, 2025, we had no debt outstanding and no draws on the Revolving Facility other than $4.7 million of letters of credit, principally related to the Texas kiln project, which count as draws against the available commitment under the Revolving Facility. We believe that, absent a significant acquisition, cash on hand and cash flows from operations will be sufficient to meet our operating needs, ongoing capital needs, including current and possible future modernization, expansion, and development projects, and liquidity needs and allow us to pay regular quarterly cash dividends for the near future.

Results of Operations.

Revenues in the third quarter 2025 were $102.0 million, compared to $89.4 million in the third quarter 2024, an increase of $12.6 million, or 14.1%. For the first nine months 2025, revenues were $284.8 million, compared to $237.7 million in the first nine months 2024, an increase of $47.1 million, or 19.8%. The increases in our revenues in the third quarter and first nine months 2025, compared to the comparable 2024 periods, resulted from increased sales volumes of our lime and limestone products, principally due to increased demand from our construction, environmental, and steel customers, partially offset by decreased demand from our oil and gas services customers, and an increase in the average selling prices for our lime and limestone products.

Gross profit was $52.2 million in the third quarter 2025, compared to $43.1 million in the third quarter 2024, an increase of $9.1 million, or 21.1%. Gross profit was $140.2 million in the first nine months 2025, compared to $108.5 million in the first nine months 2024, an increase of $31.7 million, or 29.2%. The increases in gross profit in the third quarter and first nine months 2025, compared to the comparable 2024 periods, resulted primarily from the increased revenues discussed above.

Selling, general, and administrative (“SG&A”) expenses were $5.9 million in the third quarter 2025, compared to $5.0 million in the third quarter 2024, an increase of $1.0 million, or 19.1%. SG&A expenses were $18.4 million in the first nine months 2025, compared to $14.7 million in the first nine months 2024, an increase of $3.7 million, or

25.0%. The increases in SG&A expenses in the 2025 periods, compared to the comparable 2024 periods, were primarily due to increased personnel expenses, including stock-based compensation.

Other (income) expense, net was $3.4 million income in the third quarter 2025 and $9.6 million income in the first nine months 2025, compared to $3.1 million income in the third quarter 2024 and $8.4 million income in the first nine months 2024. The increases of $0.4 million and $1.2 million in other (income) expense, net during the 2025 periods, compared to the comparable 2024 periods, were primarily due to interest earned on higher average balances of our cash and cash equivalents.

Income tax expense was $10.9 million and $27.7 million in the third quarter and first nine months 2025, respectively, compared to $7.8 million and $20.4 million in the third quarter and first nine months 2024, respectively. The increases in income tax expense in the 2025 periods, compared to the comparable 2024 periods, were due to the increases in income before taxes.

On July 4, 2025, the OBBBA was signed into law. The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act of 2017, including 100% bonus depreciation. The OBBBA did not have a material impact on our effective income tax rate for 2025, but it did reduce our cash tax outflows for the remainder of 2025 from what they would have been under the previous federal tax law.

Our net income was $38.8 million ($1.35 per share diluted) in the third quarter 2025, compared to net income of $33.4 million ($1.16 per share diluted) in the third quarter 2024, an increase of $5.4 million, or 16.3%. For the first nine months 2025, our net income was $103.7 million ($3.61 per share diluted), compared to $81.8 million ($2.85 per share diluted) for the first nine months 2024, an increase of $21.9 million, or 26.7%.

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

PART II.     OTHER INFORMATION

ITEM 2:     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our Amended and Restated 2001 Long-Term Incentive Plan, as Amended and Restated, allows employees and directors to pay the exercise price for stock options and the tax withholding liability upon the lapse of restrictions on restricted stock by payment in cash and/or delivery of shares of common stock.  There were no repurchases in the third quarter 2025 pursuant to these provisions or otherwise.

ITEM 4:    MINE SAFETY DISCLOSURES

Under Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of SEC Regulation S-K, each operator of a coal or other mine is required to include disclosures regarding certain mine safety results in its periodic reports filed with the SEC. The operation of our quarries, underground mines and plants is subject to regulation by the federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977. The required information regarding certain mining safety and health matters, broken down by mining complex, for the quarter ended September 30, 2025, is presented in Exhibit 95.1 to this Report.

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

UNITED STATES LIME & MINERALS, INC.

October 30, 2025	By:	/s/ Timothy W. Byrne
Timothy W. Byrne
President and Chief Executive Officer
(Principal Executive Officer)

October 30, 2025	By:	/s/ Michael L. Wiedemer
Michael L. Wiedemer
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)