Form 10-K
period 2025-12-31
UNITED STATES LIME & MINERALS INC
filed 2026-02-26
CIK 82020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

The aggregate market value of Common Stock held by non-affiliates computed as of the last business day of the Registrant’s quarter ended June 30, 2025: $1,066,695,434.

Number of shares of Common Stock outstanding as of February 24, 2026: 28,670,056.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the Registrant’s definitive Proxy Statement to be filed for its 2026 Annual Meeting of Shareholders. Part IV incorporates certain exhibits by reference from the Registrant’s previous filings.

ii

PART I

ITEM 1. BUSINESS.

General.

United States Lime & Minerals, Inc. (the “Company,” the “Registrant,” “We” or “Our”), which was incorporated in 1950, conducts lime and limestone operations.

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

Crushed limestone is used primarily in construction aggregates. PLS is used in the production of construction materials, such as roof shingles and asphalt paving, as an additive to agriculture feeds, in the production of glass, as an agricultural soil enhancement, in flue gas treatment for utilities and other industries requiring scrubbing of emissions for environmental purposes and for mine safety dust in coal mining operations. Quicklime is used primarily in metal processing, in flue gas treatment, in soil stabilization for highway, road, and building construction, as well as for oilfield roads and drill sites, in the manufacturing of paper products, and in municipal sanitation and water treatment facilities. Hydrated lime is used primarily in municipal sanitation and water treatment facilities, in soil stabilization for highway, road, and building construction, in flue gas treatment, in asphalt as an anti-stripping agent, as a conditioning agent for oil and gas drilling mud, and in the production of chemicals. Lime slurry is used primarily in soil stabilization for highway, road, and building construction.

Product Sales. In 2025, the Company sold almost all of its lime and limestone products in the states of Arkansas, Colorado, Iowa, Kansas, Louisiana, Missouri, Oklahoma, Tennessee, and Texas. Sales were made primarily by the Company’s nine sales employees who call on current and potential customers and solicit orders, which are generally made on a purchase-order basis. The Company also receives orders in response to bids that it prepares and submits to current and potential customers.

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

Approximately 675 customers accounted for the Company’s sales of lime and limestone products during 2025. No single customer accounted for more than 10% of such sales. The Company is generally not subject to significant customer demand and credit risks as its customers are considerably diversified within its geographic region and by industry concentration. However, given the nature of the lime and limestone industry, the Company’s profits are very sensitive to changes in sales volumes, prices, and costs.

Lime and limestone products are transported by truck and rail to customers generally within a radius of 400 miles of each of the Company’s plants. All of the Company’s 2025 sales were made within the United States.

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

The following table shows annual mined tons of limestone (in thousands) at the Company’s mining properties for the years ended December 31, 2025, 2024, and 2023:

	Tons Mined
	(in thousands of tons)
Mine/Location	2025	2024	2023
Texas Lime Quarry	1,480	1,450	1,575
Batesville Quarry	709	601	785
Love Hollow Quarry	941	413	266
St. Clair Mine	581	466	477
Carthage Mine	701	671	625
Mill Creek Quarry	275	250	169
Total Production	4,687	3,851	3,897

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

The Company has not conducted a drilling program on any of the Material Properties subsequent to the December 31, 2023 effective date of the 2023 TRSs. In the 2023 TRSs, limestone resources and reserves were calculated using a $12.70 per ton price assumption for crushed limestone based on the U.S. Geological Survey Mineral Commodity Summaries 2023. The U.S. Geological Survey Mineral Commodity Summaries 2025 increased the price for crushed limestone to $15.86 per ton, but the QP has determined that this change in price did not have a material impact on the calculation of the reserves and resources and that all material assumptions and information from the TRSs for Material Properties as of December 31, 2023 remain current as of December 31, 2025. The Company has not asked the QP to produce updated TRSs as of December 31, 2025, and it has continued to present limestone and mineral resources and reserves for all Material Properties using the 2023 $12.70 per ton price assumption for crushed limestone.

Summaries of the Company’s total limestone mineral resources and reserves for all Material Properties as of December 31, 2025 and 2024 are shown below. The terms Mineral Resource, Measured Resources, Indicated Resources, Mineral Reserves, Proven Reserves, and Probable Reserves are defined in accordance with SEC Regulation S-K subpart 229.1300 governing disclosures by registrants engaged in mining operations. Limestone mineral resources are presented exclusive of limestone mineral reserves.

Summary of Total Limestone Mineral Resources - Exclusive of Mineral Reserves - as of December 31, 2025, Based on $12.70 per Ton (in thousands of tons)
Measured Resources (tons)	Cutoff Grade	Indicated Resources (tons)	Cutoff Grade	Measured + Indicated Resources (tons)	Cutoff Grade
18,193	Above 96.0% (CaCO3)	137,857	Above 96.0% (CaCO3)	156,050	Above 96.0% (CaCO3)

Summary of Total Limestone Mineral Resources - Exclusive of Mineral Reserves - as of December 31, 2024, Based on $12.70 per Ton (in thousands of tons)
Measured Resources (tons)	Cutoff Grade	Indicated Resources (tons)	Cutoff Grade	Measured + Indicated Resources (tons)	Cutoff Grade
18,193	Above 96.0% (CaCO3)	137,986	Above 96.0% (CaCO3)	156,179	Above 96.0% (CaCO3)

Summary of Total Limestone Mineral Reserves as of December 31, 2025, Based on $12.70 per Ton (in thousands of tons)
Proven Reserves (tons)	Cutoff Grade	Probable Reserves (tons)	Cutoff Grade	Total Mineral Reserves (tons)	Cutoff Grade
151,647	Above 96.0% (CaCO3)	71,503	Above 96.0% (CaCO3)	223,150	Above 96.0% (CaCO3)

Summary of Total Limestone Mineral Reserves as of December 31, 2024, Based on $12.70 per Ton (in thousands of tons)
Proven Reserves (tons)	Cutoff Grade	Probable Reserves (tons)	Cutoff Grade	Total Mineral Reserves (tons)	Cutoff Grade
154,863	Above 96.0% (CaCO3)	72,037	Above 96.0% (CaCO3)	226,900	Above 96.0% (CaCO3)

Set forth below is a description of each of the Company’s limestone mining properties. The Company considers the four mining properties associated with Texas Lime, Batesville, Love Hollow, and St. Clair to be material for purposes of application of SEC Regulation S-K subpart 229.1300. Included in the description of each of these four Material Properties are disclosures with respect to such property’s limestone mineral resources and reserves. For additional information with respect to the Material Properties, see the TRSs prepared by SYB, as of December 31, 2023, in Exhibits 96.1-96.4 to this Report on Form 10-K.

Texas Lime owns the Texas Lime Quarry and has crushed limestone, PLS, quicklime, and hydrated lime production facilities, located on approximately 5,200 acres of land in Johnson County, Texas that contains known high-quality limestone mineral resources in a bed averaging 25 to 35 feet in thickness. As of December 31, 2025, the total net book value of the Texas Lime Quarry was $13.4 million. As of December 31, 2025, the Texas Lime Quarry had

56.7 million tons of proven limestone mineral reserves and 47.5 million tons of probable limestone mineral reserves. Based on the current level of production and recovery rates, the Company estimates that these reserves are sufficient to sustain its limestone operations for approximately 70 years.

The following is a map of the Texas Lime Quarry location:

Note:
Regional Map
Source: Texas Highway Department
TLC Ops.
40
27
44
635
345
30
820
20
35W
35
35E
45
10
410
610
37
TX Hwy 67
Dallas TX
64 Miles
Park Rd. 21
Mine
TLC Ops.
N
One Mile
SYB Group 2021
32.28
32.26
32.24
32.22
-97.62
-97.6
-97.58
-97.56
-97.54
-97.52
-97.5
Source: USGS Topo.
& Texas Hwy. Depart.
Map Coordinates = Decimal Degrees WGS84
Blue = TLC Property Boundary
Red = Plant Site

The tables below summarize the limestone mineral resources and reserves at the Texas Lime Quarry as of December 31, 2025 and 2024:

Texas Lime Quarry - Summary of Limestone Mineral Resources - Exclusive of Mineral Reserves (in thousands of tons)
as of December 31, 2025				as of December 31, 2024
Resource Category	Resources (tons)	Cutoff Grade	Processing Recovery	Resources (tons)	Cutoff Grade	Processing Recovery
Measured Mineral Resources	-	96.0(CaCO3)	N/A	-	96.0(CaCO3)	N/A
Indicated Mineral Resources	-	-	N/A	-	-	N/A
Total Measured + Indicated Resources	-	96.0(CaCO3)	N/A	-	96.0(CaCO3)	N/A

Texas Lime Quarry - Summary of Limestone Mineral Reserves (in thousands of tons)
as of December 31, 2025				as of December 31, 2024
Resource Category	Reserves (tons)	Cutoff Grade	Mining Recovery	Reserves (tons)	Cutoff Grade	Mining Recovery
Proven Reserves	56,692	96.0(CaCO3)	95%	58,233	96.0(CaCO3)	95%
Probable Reserves	47,532	96.0(CaCO3)	95%	47,532	96.0(CaCO3)	95%
Total Mineral Reserves	104,224	96.0(CaCO3)	95%	105,765	96.0(CaCO3)	95%

Arkansas Lime owns the Batesville Quarry and has crushed limestone, PLS, quicklime, and hydrated lime production facilities, located on approximately 1,260 acres of land in Independence County, Arkansas that contains known high-quality limestone mineral resources in a bed averaging 60 feet in thickness. As of December 31, 2025, the Batesville Quarry had a net book value of $4.4 million. As of December 31, 2025, the Batesville Quarry had 8.1 million tons of indicated limestone mineral resources, 6.8 million tons of proven limestone mineral reserves, and 2.9 million tons of probable limestone mineral reserves. Based on the projected level of production and recovery rates, the Company estimates that these reserves are sufficient to sustain its limestone operations for approximately 17 years.

The following is a map of the Batesville Quarry location:

The tables below summarize the limestone mineral resources and reserves at the Batesville Quarry as of December 31, 2025 and 2024:

Batesville Quarry - Summary of Limestone Mineral Resources - Exclusive of Mineral Reserves (in thousands of tons)
as of December 31, 2025				as of December 31, 2024
Resource Category	Resources (tons)	Cutoff Grade	Processing Recovery	Resources (tons)	Cutoff Grade	Processing Recovery
Measured Mineral Resources	-	96.0(CaCO3)	N/A	-	96.0(CaCO3)	N/A
Indicated Mineral Resources	8,110	96.0(CaCO3)	N/A	8,239	96.0(CaCO3)	N/A
Total Measured + Indicated Resources	8,110	96.0(CaCO3)	N/A	8,239	96.0(CaCO3)	N/A

Batesville Quarry - Summary of Limestone Mineral Reserves (in thousands of tons)
as of December 31, 2025				as of December 31, 2024
Resource Category	Reserves (tons)	Cutoff Grade	Mining Recovery(1)	Reserves (tons)	Cutoff Grade	Mining Recovery(1)
Proven Reserves	6,849	96.0(CaCO3)	82%/75%	6,877	96.0(CaCO3)	82%/75%
Probable Reserves	2,924	96.0(CaCO3)	82%/75%	3,458	96.0(CaCO3)	82%/75%
Total Mineral Reserves	9,773	96.0(CaCO3)	82%/75%	10,335	96.0(CaCO3)	82%/75%

(1) Mining recovery is listed as open-pit/underground recovery.

In 2005, the Company acquired the Love Hollow Quarry, which is owned by ACT and associated with Arkansas Lime, located on approximately 2,500 acres of land in Izard County, Arkansas. In 2022, the Company improved and developed the transportation infrastructure between the Love Hollow Quarry and Arkansas Lime’s production facilities, incurred other development costs to prepare the Love Hollow Quarry for mining, and began sourcing a portion of the Arkansas Lime plant’s limestone requirements from the Love Hollow Quarry. As of December 31, 2025, the Love Hollow Quarry had a net book value of $7.6 million. As of December 31, 2025, the Love Hollow Quarry had 10.4 million tons of measured limestone mineral resources, 66.8 million tons of proven limestone mineral reserves, and 21.0 million tons of probable limestone mineral reserves. Based on the current level of production and recovery rates, the Company estimates that these reserves are sufficient to sustain its limestone operations for more than 80 years.

The following is a map of the Love Hollow Quarry location:

The tables below summarize the limestone mineral resources and reserves at the Love Hollow Quarry as of December 31, 2025 and 2024:

Love Hollow Quarry - Summary of Limestone Mineral Resources - Exclusive of Mineral Reserves (in thousands of tons)
as of December 31, 2025				as of December 31, 2024
Resource Category	Resources (tons)	Cutoff Grade	Processing Recovery	Resources (tons)	Cutoff Grade	Processing Recovery
Measured Mineral Resources	10,392	96.0(CaCO3)	N/A	10,392	96.0(CaCO3)	N/A
Indicated Mineral Resources	-	-	N/A	-	-	N/A
Total Measured + Indicated Resources	10,392	96.0(CaCO3)	N/A	10,392	96.0(CaCO3)	N/A

Love Hollow Quarry - Summary of Limestone Mineral Reserves (in thousands of tons)
as of December 31, 2025				as of December 31, 2024
Resource Category	Reserves (tons)	Cutoff Grade	Mining Recovery(1)	Reserves (tons)	Cutoff Grade	Mining Recovery(1)
Proven Reserves	66,784	96.0(CaCO3)	95%/75%	67,795	96.0(CaCO3)	95%/75%
Probable Reserves	21,047	96.0(CaCO3)	95%/75%	21,047	96.0(CaCO3)	95%/75%
Total Mineral Reserves	87,831	96.0(CaCO3)	95%/75%	88,842	96.0(CaCO3)	95%/75%

(1) Mining recovery is listed as open-pit/underground recovery.

St. Clair operates the St. Clair Mine and has crushed limestone, PLS, quicklime, and hydrated lime production facilities located on approximately 1,400 acres that it owns in Sequoyah County, Oklahoma containing high-quality limestone resources and also has long-term mineral leases that provide the right to mine high-quality limestone resources contained in approximately 1,340 adjacent acres. As of December 31, 2025, the St. Clair Mine had a net book value of $6.9 million. As of December 31, 2025, the St. Clair Mine had 7.8 million tons of measured limestone mineral resources, 129.7 million tons of indicated limestone mineral resources, and 21.3 million tons of proven limestone mineral reserves. Based on the current levels of production and recovery rates, the Company estimates that these reserves are sufficient to sustain its limestone operations for approximately 37 years.

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
Source: USGS Topographic Map
Scale: 1" = 5000'
Coordinates: State Plane North American Datum 83
Black Outline: ST Clair Lime Property Boundary
Magenta Outline: Plant Area
Blue Triangle: UG Mine Portal
Black Circle: Crushing Circuit
Light Blue Line: Railroad Spur
Orange Line: County Highways
Red Line: Highway and Rail Spur
Purple Line: Rail Main Line

The tables below summarize the limestone mineral resources and reserves at the St. Clair Mine as of December 31, 2025 and 2024:

St. Clair Mine - Summary of Limestone Mineral Resources - Exclusive of Mineral Reserves (in thousands of tons)
as of December 31, 2025				as of December 31, 2024
Resource Category	Resources (tons)	Cutoff Grade	Processing Recovery	Resources (tons)	Cutoff Grade	Processing Recovery
Measured Mineral Resources	7,801	96.0(CaCO3)	N/A	7,801	96.0(CaCO3)	N/A
Indicated Mineral Resources	129,747	96.0(CaCO3)	N/A	129,747	96.0(CaCO3)	N/A
Total Measured + Indicated Resources	137,548	96.0(CaCO3)	N/A	137,548	96.0(CaCO3)	N/A

St. Clair Mine - Summary of Limestone Mineral Reserves (in thousands of tons)
as of December 31, 2025				as of December 31, 2024
Resource Category	Reserves (tons)	Cutoff Grade	Mining Recovery	Reserves (tons)	Cutoff Grade	Mining Recovery
Proven Reserves	21,322	96.0(CaCO3)	81%	21,958	96.0(CaCO3)	81%
Probable Reserves	-	96.0(CaCO3)	81%	-	96.0(CaCO3)	81%
Total Mineral Reserves	21,322	96.0(CaCO3)	81%	21,958	96.0(CaCO3)	81%

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

Plants and Facilities. After extraction, the limestone is further crushed and screened to produce crushed limestone, and, in the case of PLS, ground and dried, or, in the case of quicklime, processed in kilns. Quicklime may then be further processed in hydrators and slakers to produce hydrated lime and lime slurry. The Company produces and distributes crushed limestone, PLS, and quicklime products at five plants, six lime slurry facilities, and three terminal facilities. All of its plants and facilities are accessible by paved roads, and, in the case of the Arkansas Lime, St. Clair, and Carthage plants, the Love Hollow Quarry, and the terminal facilities, also by rail.

In addition to the Company’s production of crushed limestone at each of its plants, the following Company plants produce additional lime and limestone products:

The Texas Lime plant has an annual capacity of approximately 500 thousand tons of quicklime from two preheater rotary kilns. The plant also has PLS equipment, which, depending on the product mix, has the capacity to produce approximately 800 thousand tons of PLS annually. In 2024, the Company began construction of a new vertical kiln at the Texas Lime plant. The Company estimates that the construction costs of the new kiln and related equipment and infrastructure project will total approximately $65 million. Through December 2025, the Company has paid $37.3 million on the Texas kiln project.

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

During 2025, the Company’s utilization rate was approximately 80% of its total annual production capacity for its lime and limestone.

U.S. Lime Company uses quicklime to produce lime slurry, and has four Houston area facilities, including two distribution terminals connected to railroads, to serve the Greater Houston area construction market and four facilities to serve the Dallas-Ft. Worth Metroplex. The Company established U.S. Lime Company-Transportation to deliver the Company’s products to some of its customers and facilities, primarily in Texas.

U.S. Lime Company-Shreveport operates a distribution terminal in Shreveport, Louisiana, which is connected to a railroad, to provide lime storage, hydrating, slurrying, and distribution capacity to service markets in Louisiana and East Texas.

The Company believes that its plants and facilities are adequately maintained and insured.

Human Capital Resources. The Company is committed to attracting and retaining the best and brightest talent to meet the current and future needs of its business. Attracting, retaining, motivating, and investing in the development of human capital resources is a critical part of the Company’s commitment to social, environmental, governance, and sustainability issues.

At December 31, 2025, the Company employed 346 persons, 110 of whom were represented by unions. The Company is a party to three collective bargaining agreements. The collective bargaining agreement for the Texas facilities expires in November 2026. The collective bargaining agreement for the Carthage facilities expires in May 2028. The collective bargaining agreement for the Arkansas facilities expires in January 2029. Overall, the Company believes that its employee relations are generally good.

Employee Retention and Incentivization. On August 1, 2024, the Company entered into an employment agreement with Timothy W. Byrne, its President and Chief Executive Officer (“CEO”), amending and restating Mr. Byrne’s employment agreement that was dated as of January 1, 2020, with such amendment and restatement effective as of January 1, 2025, and also providing that certain amendments were effective earlier, on August 1, 2024. As a result of the amendment and restatement, Mr. Byrne’s employment agreement was extended until December 31, 2028, and will continue thereafter for successive one-year periods unless the Company or Mr. Byrne gives at least one year’s prior written notice of intent not to renew. Under the employment agreement, in addition to the possibility of a discretionary cash bonus, Mr. Byrne is entitled each year to an EBITDA cash bonus opportunity under the United States Lime & Minerals, Inc. 2001 Long-Term Incentive Plan, as Amended and Restated (the “Plan”), and he is also entitled to grants of restricted stock under the Plan.

Mr. Byrne’s employment agreement provides that Mr. Byrne is subject to certain compensation recovery and share ownership provisions designed to align Mr. Byrne’s financial interests with those of the Company’s long-term stockholders, and to ensure that he is incentivized not to take actions that may benefit the Company and its stockholders in the short-term at the expense of long-term corporate value creation and sustainability. In particular, in entering into the employment agreement with Mr. Byrne, the Company’s Board of Directors and Compensation Committee were sensitive to how Mr. Byrne’s leadership and actions could further the Company’s various objectives, including human capital resources development and executive succession planning.

With respect to the Company’s broader employee base, certain employees are eligible to receive annual cash bonuses based on discretionary determinations. Except in the case of Mr. Byrne, the Company has not adopted a formal or informal annual bonus arrangement with pre-set performance goals. Rather, the determination to pay a cash bonus, if any, is made in December each year based on the past performance of the individual and the Company or on the attainment of non-quantified performance goals during the year. In either such case, the discretionary bonus may be based on the specific accomplishments of the individual and/or on the overall performance of the Company. The amounts of the discretionary bonuses for 2025 were based on each employee’s individual performance and accomplishments, as well as those of the Company, including productivity, sales, controlling costs, and contributions made to special projects.

In addition to cash bonuses, the Company makes equity awards to certain individuals under the Plan. The Company uses equity awards granted under the Plan as a means to attract, retain, and motivate the Company’s directors, officers, employees, and consultants. The Company views the use of equity awards under the Plan as an important means of aligning the interests of key individuals with those of its stockholders.

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

Equal Employment Opportunities. The Company is committed to providing equal access to, and participation in, equal employment opportunities, programs, and services, without regard to a person’s gender, nationality, race, and ethnicity. The Company is focused on the development and fair treatment of its employees, including equal employment hiring practices and policies, anti-harassment, and anti-retaliation policies.

Competition. The lime industry is highly regionalized and competitive, with price, quality, ability to meet customer demands and specifications, proximity to customers, personal relationships, and timeliness of deliveries being the prime competitive factors. The Company’s competitors are predominantly private companies.

The lime industry is characterized by high barriers to entry, including: the scarcity of high-quality limestone deposits on which the required zoning and permitting for extraction can be obtained; the need for lime plants and facilities to be located close to markets, paved roads, and railroad networks to enable cost-effective production and distribution; clean air and anti-pollution regulations, which may make it difficult to obtain permitting for new sources of emissions, such as lime kilns; and the high capital cost of the plants and facilities. These considerations reinforce the premium value of operations having permitted, long-term, high-quality limestone resources and good locations and transportation relative to markets.

Lime producers tend to be concentrated on known high-quality limestone formations where competition takes place principally on a regional basis. While the steel industry and environmental-related users are the largest market sectors, the lime industry also counts chemical users and other industrial users, including paper manufacturers, oil and gas services and highway, road, and building contractors, among its major customers.

In recent years, the lime industry has experienced reduced demand from certain industries as they have experienced cyclical or secular downturns. For example, demand from the Company’s oil and gas services customers has tended to vary with the demand for their products and services, which has continued to be cyclical. In addition, the long-term trend has been for utility plants to use more natural gas and renewable energy sources for power generation instead of coal, with the addition of new coal-fired utility plants in the United States being unlikely, which has reduced their demand for lime and limestone for flue gas treatment processes. These reductions in demand have resulted in increased competitive pressures, including pricing and competition for certain customer accounts, in the industry.

Consolidation in the lime industry has left the three largest companies accounting for more than two-thirds of North American production capacity. In addition to the consolidations, and often in conjunction with them, many lime producers have undergone modernization and expansion and development projects to upgrade their processing equipment in an effort to improve operating efficiency. The Company believes that its modernization, expansion, and development projects in Texas, Arkansas, and Oklahoma, its acquisitions in Oklahoma and Missouri, and its lime slurry operations in Texas, should allow it to continue to remain competitive, protect its markets and position itself for the future. In addition, the Company will continue to evaluate internal and external opportunities for expansion, growth, and increased profitability as conditions warrant or opportunities arise. The Company may revise its strategy or otherwise consider ways to enhance the value of the Company, including by entering into strategic partnerships, mergers, or other transactions.

Compliance with Government Regulations. The Company is subject to various federal, state, and local laws and regulations that may materially impact the Company’s financial condition, results of operations, cash flows, and competitive position. These include laws and regulations relating to the environment, zoning and land use, mine permitting and operations, mine safety, and reclamation and remediation.

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

The Company’s operations are currently subject to various federal, state, and local laws and regulations relating to the environment, health and safety, and other regulatory matters, including the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, the Emergency Planning and Community Right-to-Know Act, the Comprehensive Environmental Response, Compensation and Liability Act, and analogous state and local laws, including state mining and reclamation statutes and regulations (collectively, “Environmental Laws”). These Environmental Laws have historically granted the United States Environmental Protection Agency (the “EPA”), state governmental agencies, and local governments the authority to promulgate and enforce regulations that could result in substantial expenditures on pollution control, waste management, permitting compliance activities, and mining reclamation. Many

Environmental Laws also authorize private citizens and interest groups to file lawsuits in court to enforce alleged violations. Changes in policy or political leadership may affect how Environmental Laws are interpreted or enforced by the EPA and state governmental agencies. The failure to comply with Environmental Laws may result in administrative and civil penalties, injunctive relief, and criminal prosecution. The Company has not been named as a potentially responsible party in any federal Superfund cleanup site or state-led cleanup site.

We are currently entering into a period of uncertainty and rapid change in regard to Environmental Laws and their enforcement. For example, in February 2026, the EPA finalized a rule that eliminates a substantial portion of the greenhouse gas reporting program, including the provisions applicable to the Company’s operations. The new EPA rule immediately triggered legal action from a coalition of state attorneys general and environmental groups. It is uncertain whether the EPA rule will survive judicial review. Changes to Environmental Laws and their enforcement continue to be rapid and turbulent, and the resulting uncertainty can result in significant costs. Permits and other authorizations under Environmental Laws are still required for the Company’s operations, and such permits are subject to modification during the permit renewal process and, in very rare instances, could be revoked.

Currently, the Clean Air Act and analogous state laws require the Company to obtain authorization to construct or modify existing facilities, and its lime plants are subject to operating permits that have significant ongoing compliance costs. Over time, the EPA has increased the stringency of the National Ambient Air Quality Standards (“NAAQS”), which are used to establish air emission permitting limits under the Clean Air Act. The EPA has lowered ozone standards and reclassified nonattainment areas where State Implementation Plans (“SIPs”) exist. In 2015, the EPA issued a rule establishing the ground-level ozone NAAQS at 70 parts per billion. In 2024, the EPA redesignated the Dallas-Fort Worth nonattainment area, which includes the Texas Lime facility, as a severe nonattainment area under the 2008 ozone standard and a serious nonattainment area under the 2015 ozone standard. The EPA has set attainment dates of August 2027 for the 2008 ozone standard and July 2027 for the 2015 ozone standard. Texas is developing regulations in response to the redesignations to reduce nitrogen oxide and volatile organic compound emissions, which will likely involve more stringent permitting requirements for stationary sources.

In February 2024, the EPA issued a final rule reducing the NAAQS for fine particulate matter. This regulation will significantly increase the number of nonattainment areas across the United States, potentially including areas where the Company operates. States with delegated permitting authority under the Clean Air Act will be required to revise their SIPs accordingly, potentially resulting in more stringent permitting requirements.

In July 2024, under Section 112 of the Clean Air Act, the EPA finalized amendments to the National Emission Standards for Hazardous Air Pollutants (“NESHAPs”) for lime plants. The amended standards must meet the maximum achievable control technology (“MACT”) at major sources of hazardous air pollutants within the lime industry. The revised MACT rule establishes stringent emission limitations for additional hazardous air pollutants which require additional pollution control equipment at lime kilns subject to the rule. The Company’s current operations are not subject to the NESHAP rules due to existing emissions being under the target threshold.

EPA regulations currently require large emitters of greenhouse gases, including the Company’s plants, to collect and report greenhouse gas emissions data. The EPA has previously indicated that it will use the data collected through the greenhouse gas reporting rules to decide whether to promulgate future greenhouse gas emission limits. The EPA and delegated states also regulate greenhouse gas emissions under the New Source Review permitting and Federal Operating Permit programs for facilities that are otherwise subject to permitting based on their emissions of conventional, non-greenhouse gas pollutants. Thus, any new facilities or major modifications to existing facilities that exceed the federal New Source Review emission thresholds for conventional pollutants may be required to use best available control technology and energy efficiency measures to minimize greenhouse gas emissions.

Although the timing and impact of climate change legislation and of regulations regarding greenhouse gas emissions are uncertain, the consequences of such legislation and regulation are potentially significant for the Company because the production of CO2 is inherent in the manufacture of lime through the calcination of limestone and combustion of fossil fuels. Future greenhouse gas rulemakings could affect New Source Review permitting or other permitting programs and, thereby, increase the time and costs of plant upgrades and expansions. The passage of climate change legislation, and other regulatory initiatives by the Congress, the states, or the EPA that restrict or tax emissions of greenhouse gases, could adversely affect the Company. There is no assurance that changes in the law or regulations will not be adopted, such as the imposition of greenhouse gas emission limits, a carbon tax, a cap-and-trade program requiring the Company to purchase carbon credits, or other measures that would require reductions in emissions or changes to raw materials, fuel use, or production rates. Such changes, if adopted, could have a material adverse effect on the Company’s financial condition, results of operations, cash flows, and competitive position.

These and similar rulemakings could increase the cost of future plant modernization, expansion, or development projects, may make it difficult or impossible to obtain new authorizations and permits for new facilities, may require the Company to purchase emissions offsets as a condition of new authorizations and permits, and may increase compliance costs and have a material adverse effect on the Company’s financial condition, results of operations, cash flows, and competitive position.

In addition to regulatory measures, court cases have been filed and decisions issued that may increase the risk of claims being filed by third parties against companies for their greenhouse gas emissions. Such cases may seek to challenge air permits, to force reductions in greenhouse gas emissions, or to recover damages for alleged climate change impacts.

The Company also holds permits for process water and storm water discharges and must comply with the Clean Water Act and analogous state laws and regulations. Any failure to comply with these permits could result in fines or other penalties. Material changes to the terms of these permits or changes to regulations affecting water discharges in the future could also increase compliance costs.

The manufacturing of quicklime and hydrated lime requires significant volumes of water. The Company operates multiple groundwater wells to provide water to its plants. Groundwater pumping is subject to increased regulation, and in some areas the Company must obtain permits from groundwater conservation districts to pump groundwater. Any failure to comply with these permits could result in fines or other penalties, and future changes that restrict the quantities of groundwater that may be pumped may limit production and increase compliance costs.

The Company incurred capital expenditures related to environmental matters of $1.6 million, $1.0 million, and $1.5 million in 2025, 2024, and 2023, respectively. The Company’s recurring costs associated with managing environmental permitting and waste recycling and disposal (e.g., used oil and lubricants) and maintaining pollution control equipment amounted to $0.7 million, $0.8 million, and $0.9 million in 2025, 2024, and 2023, respectively.

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

Reclamation and Remediation. The Company recognizes legal reclamation and remediation obligations associated with the retirement of long-lived assets at their fair value at the time the obligations are incurred (“Asset Retirement Obligations” or “AROs”). Some of the states the Company operates in have reclamation regulations to ensure the proper reclamation of surface mines. These regulations require permitting with the respective state to ensure reclamation obligations are met. Over time, the liability for AROs is recorded at its present value each period through accretion expense, and the capitalized cost is amortized over the useful life of the related asset. Upon settlement of the liability, the Company either settles the ARO for its recorded amount or recognizes a gain or loss. AROs are estimated based on studies and the Company’s process knowledge and estimates and are discounted using an appropriate interest rate. The AROs are adjusted when further information warrants an adjustment. The Company believes its accrual of $1.4 million for AROs at December 31, 2025 is reasonable.

Map of United States Lime & Minerals, Inc. Lime and Limestone Operations.

U.S. Lime & Minerals, Inc. Lime and Limestone Operations

CO
KS
MO
NM
OK
AR
MS
TX
LA
United States Lime & Minerals, Inc.
Texas Lime Company
Arkansas Lime Company
U.S. Lime Company – St. Clair
Carthage Crushed Limestone
Mill Creek Dolomite
Colorado Lime Company
U.S. Lime Company and U.S. Lime Company - Transportation
U.S. Lime Company – Shreveport
ACT Holdings, Inc.

ITEM 1A. RISK FACTORS.

Industry Risks

Our operations are affected by uncertain economic and regulatory conditions in the United States and in particular industries.

General and industry-specific economic and regulatory conditions in the United States, including uncertainty with regards to such conditions, could lead to reduced demand for our lime and limestone products. Specifically, demand from our utility customers has decreased due to the recent trend in the United States towards reducing reliance on coal-fired utility plants. Our construction, steel, and oil and gas services customers reduce their purchase volumes, at times, due to changing economic and regulatory conditions impacting their industries, and current areas of active growth, such as data center construction, may not continue. Any overall reduction in demand for our lime and limestone products could result in increased competitive pressures, including pricing pressure and competition for certain customer accounts, from other lime or limestone producers.

For us to maintain or increase our profitability, we must maintain or increase our revenues and improve cash flows, manage our capital expenditures, and control our operational and selling, general, and administrative expenses. If we are unable to maintain our revenues and control our costs in these uncertain economic and regulatory times, our financial condition, results of operations, cash flows, and competitive position could be materially adversely affected.

Our mining and other operations are subject to operating risks that are beyond our control, which could result in materially increased operating expenses and decreased production and shipment levels that could materially adversely affect our operations and their profitability.

We mine limestone in open-pit and underground mining operations and process and distribute that limestone through our plants and other facilities. Certain factors beyond our control could disrupt our operations, adversely affect production and shipments, and increase our operating costs, all of which could have a material adverse effect on our results of operations. These include geological formation problems that may cause poor mining conditions, variability of chemical or physical properties of our limestone, an accident or other major incident at a site that may cause all or part of our operations to cease for some period of time and increase our expenses, mining, processing, and plant equipment failures and unexpected maintenance problems that may cause disruptions and added expenses, strikes, job actions, or other work stoppages that may disrupt our operations or those of our suppliers, contractors, or customers and increase our expenses, and adverse weather conditions and natural disasters, such as hurricanes, tornadoes, excessive rains, flooding, ice storms, freezing weather, drought, wild fires, earthquakes, and other natural events, that may affect our operations, shipments, or fuel supply, or those of our suppliers, contractors, or customers.

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

Our competitors are predominately large private companies. The primary competitive factors in the lime and limestone industry are price, quality, ability to meet customer demands and specifications, proximity to customers, personal relationships, and timeliness of deliveries, with varying emphasis on these factors depending upon the specific product application. Recent increases in the price of lime have made us more susceptible to new entrants into our markets and/or multi-national competition. To the extent that one or more of our competitors becomes more successful with respect to any key competitive factor, we may find it difficult to increase or maintain our prices or to retain certain customer accounts, and our financial condition, results of operations, cash flows, and competitive position could be materially adversely affected.

Business and Financial Risks

In the normal course of our operations, we face various business and financial risks, including increased energy, labor, and parts and supplies costs, that could have a material adverse effect on our financial position, results of operations, cash flows, and competitive position. Not all risks are foreseeable or within our ability to control.

Business and financial risks arise from various factors, including, but not limited to, fluctuating demand and prices for our lime and limestone products, including as a result of downturns in the economy and in the construction, industrial, steel, and oil and gas services industries, and reduced demand from coal-fired utility plants, increased competitive pressures from other lime and limestone producers, changes in inflationary expectations, changes in legislation and regulations, including Environmental Laws, health and safety regulations, and requirements to renew or obtain operating permits, our ability to produce and store quantities of lime and limestone products sufficient in amount and quality to meet customer demands and specifications, the success of our modernization, expansion, and development and acquisition strategies, the uncertainty of our ability to sell any increased production capacity at acceptable prices, our ability to execute our strategies and complete projects on time and within budget, our ability to integrate, refurbish, and/or improve acquired facilities, our access to capital, volatile costs, especially energy costs, inclement weather, and the effects of seasonal trends.

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

Various geopolitical developments and regulatory issues, such as the ongoing conflicts in Ukraine, the Middle East, and Latin America, the sanctions, tariffs, and other actions resulting therefrom, and changes in immigration policy, could further increase our costs. If we are unable to continue to pass along our increasing energy, labor, parts, and supplies costs to customers through higher prices or surcharges, or unable to timely receive contracted supplies of solid fuel, equipment, or other parts and supplies to run our plants, our financial condition, results of operations, cash flows, and competitive position could be materially adversely affected.

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

We have undertaken a new kiln project at Texas Lime. We may in the future undertake additional modernization and expansion and development projects and acquisitions. Given current and projected demand for lime and limestone products, we cannot guarantee that any such project or acquisition would be successful, that we would be able to sell any resulting increased production at acceptable prices, or that any such sales would be profitable. We are unable to predict future demand and prices, given the current economic and regulatory uncertainties in the United States as a whole and in particular industries, and cannot provide any assurance that current levels of demand and prices will continue or that any future increases in demand or prices can be maintained.

We may be limited in our ability to insure against certain risks involved in our operations.

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

Our cybersecurity processes are focused on the prevention, detection, mitigation, and remediation of damage from computer viruses, natural disasters, unauthorized access, cyber-attack, and other cybersecurity risks and threats. However, our cybersecurity processes may not be successful in preventing unauthorized access, intrusion, disclosure, and damage. Risks and threats to our systems can derive from human error, fraud, or malice on the part of employees or third parties, ransomware, or technological failure. Any failure, threat, or incident involving our IT systems could adversely impact our mining and manufacturing operations, sales, or financial and administrative functions, or result in the compromise of personal or other confidential information of our employees, suppliers, contractors, or customers. Similarly, any failure, threat, or incident involving the IT systems of our suppliers, contractors, or customers could adversely impact our operations and financial results.

To the extent any such cybersecurity failure, threat, or incident results in disruption to our operations or sales or loss or disclosure of, or damage to, our data or confidential information, or that of our employees, suppliers, contractors, or customers, our costs could increase, and our reputation, business, results of operations, competitive position, and financial condition could be materially adversely affected. Additionally, should we experience a cybersecurity incident, we may incur substantial costs, including remediation costs, such as liability for stolen assets or information, repairs of system damage, legal expenses, and losses and costs associated with regulatory actions.

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

Governmental, Legal, and Regulatory Risks

Our operations are subject to general and industry-specific regulations. Changes in the governmental, legal, and regulatory environment could increase our cost of compliance and adversely impact our financial condition, results of operations, cash flows, and competitive position.

We are in a period of governmental, legal, and regulatory uncertainty, which has been heightened by the current divides within and between the branches of the United States federal government and state and local governments. The Administration and Congress may initiate actions to change the regulation of certain industries, including the lime and limestone industry, and may take other steps regarding oil and gas drilling, the use of coal, or domestic manufacturing. There can be no assurance that any of these changes, if implemented, will not adversely affect the demand for our lime and limestone products or increase our costs and those of our suppliers, contractors, and customers, including increasing our cost of compliance with zoning and land use, mine permitting and operating, mine safety, reclamation and remediation, and Environmental Laws.

In addition, the Administration has sought to use tariffs as a means of policy implementation which could have an impact on the cost and availability of some of our supplies, and those of our suppliers, contractors, and customers. A variety of factors, including uncertainty with respect to governmental fiscal and budgetary constraints, including the timing and amount of construction and infrastructure spending, changes to tax laws, changes to immigration policy and enforcement, legislative impasses, extended government shutdowns, fallout from downgrades and potential U.S. government defaults on its obligations, pandemics, trade wars, tariffs, social unrest, international incidents, and increased inflationary pressures and interest rates, could have a material adverse effect on our financial condition, results of operations, cash flows, and competitive position.

We incur environmental compliance costs and liabilities in our operations, including capital, maintenance, and operating costs, with respect to pollution control equipment, the cost of ongoing monitoring programs, the cost of reclamation and remediation efforts, and other similar costs and liabilities relating to our compliance with Environmental Laws. These costs and liabilities may continue or change over time, with uncertainty regarding possible new costs, taxes, and limitations on operations, including regulation of greenhouse gas emissions. Similar environmental costs and liabilities may also be faced by some of our suppliers, contractors, and customers.

Changes to Environmental Laws have been rapid and turbulent over the last decade, and we may face possible new uncertainties, costs and liabilities, taxes, and limitations on operations, including those related to climate change initiatives. Changes in policy or political leadership may affect how Environmental Laws are interpreted or enforced by the EPA and state governmental agencies. Our expenditure requirements for future environmental compliance, including complying with nitrogen dioxide, sulfur dioxide, ozone, and particulate matter emission under the NAAQS and regulation of greenhouse gas emissions, may continue or increase. Discovery of currently unknown conditions and unforeseen costs and liabilities could require additional expenditures.

The regulation of greenhouse gas emissions remains an issue for us and some of our suppliers, contractors, and customers. There is no assurance that changes in the law or regulations will not be adopted over time, such as the imposition of greenhouse gas emission limits, a carbon tax, a cap-and-trade program requiring companies to purchase carbon credits, or other measures that would require reductions in emissions or changes to raw materials, fuel use, or production rates. These changes, if adopted, could have a material adverse effect on our financial condition, results of operations, cash flows and competitive position.

We intend to comply with all Environmental Laws and believe our accrual for environmental costs and liabilities at December 31, 2025 is reasonable. Because many of the requirements are subjective and therefore not quantifiable or presently determinable, or may be affected by changing legislation and rulemaking, there is no assurance that we will be able to successfully secure new permits in connection with our future modernization and expansion and development projects, and it is not possible to accurately predict the aggregate future costs and liabilities relating to environmental compliance and their effect on our financial condition, results of operations, cash flows, and competitive position.

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

ITEM 4. MINE SAFETY DISCLOSURES.

Under Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K, each operator of a coal or other mine is required to include disclosures regarding certain mine safety results in its periodic reports filed with the SEC. The operation of the Company’s quarries, underground mine, and plants is subject to regulation by MSHA. The required information regarding certain mining safety and health matters, broken down by mining complex, for the year ended December 31, 2025 is presented in Exhibit 95.1 to this Report on Form 10-K.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s common stock is listed on the Nasdaq Global Market® under the symbol “USLM.” As of February 24, 2026, the Company had approximately 380 stockholders of record.

As of February 24, 2026, the Company had 500,000 shares of $5.00 par value preferred stock authorized; however, none has been issued.

PERFORMANCE GRAPH

The graph below compares the cumulative 5-year total stockholders’ return on the Company’s common stock with the cumulative total return on the NASDAQ Composite Index and our prior and current customized peer group indices. The prior peer group (“2024 Peer Group”) consists of Eagle Materials, Inc., and Mineral Technologies, Inc. During 2025, Summit Materials, Inc., a previous member of the peer group, was no longer traded on a public exchange and was accordingly removed from the peer group calculations for all years presented. In addition, the peer group was revised in 2025 to add two new companies. The current peer group (“2025 Peer Group”) consists of Eagle Materials, Inc. and Mineral Technologies, Inc, as well as Arcosa Inc. and Granite Construction Inc. The graph assumes that the value of the investment in the Company’s common stock and each index was $100 on December 31, 2020, and that all cash dividends have been reinvested.

	2020	2021	2022	2023	2024	2025
U.S. LIME & MINERALS, INC.	$100.00	113.70	124.88	205.23	592.88	536.00
NASDAQ COMPOSITE INDEX	$100.00	122.18	82.43	119.22	154.48	187.14
2024 PEER GROUP INDEX	$100.00	149.49	121.40	174.04	206.25	171.87
2025 PEER GROUP INDEX	$100.00	135.38	117.66	171.82	216.64	215.83

SHARE REPURCHASES.

The Plan allows employees and directors to pay the exercise price upon the exercise of stock options and the tax withholding liability upon exercise of stock options or the lapse of restrictions on restricted stock by payment in cash and/or withholding or delivery of shares of the Company’s common stock to the Company. Pursuant to these provisions, the Company repurchased 18,691 shares at a price of $119.74 per share, the fair market value of one share on the date that they were tendered to the Company, in the fourth quarter 2025 for payment of tax withholding liability upon the lapse of restrictions on restricted stock.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS.

Any statements contained in this Report that are not statements of historical fact are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements in this Report, including without limitation statements relating to the Company’s plans, strategies, objectives, expectations, intentions, and adequacy of resources, are identified by such words as “will,” “could,” “should,” “would,” “believe,” “possible,” “potential,” “expect,” “intend,” “plan,” “schedule,” “estimate,” “anticipate,” and “project.” The Company undertakes no obligation to publicly update or revise any forward-looking statements. The Company cautions that forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from expectations, including without limitation the following: (i) the Company’s plans, strategies, objectives, expectations, and intentions are subject to change at any time at the Company’s discretion; (ii) the Company’s plans and results of operations will be affected by its ability to maintain and increase its revenues and manage its growth; (iii) the Company’s ability to meet short-term and long-term liquidity demands, including meeting the Company’s operating and capital needs, including possible acquisitions and paying dividends, and conditions in the credit and equity markets, including the ability of the Company’s customers to meet their obligations; (iv) interruptions to operations and increased expenses at the Company’s facilities resulting from changes in mining methods or conditions, variability of chemical or physical properties of the Company’s limestone and its impact on process equipment and product quality, inclement weather conditions, including more severe and frequent weather events resulting from climate change, natural disasters, accidents, IT systems failures or disruptions, including due to cybersecurity threats and incidents, utility disruptions, supply chain delays and disruptions, labor shortages and disruptions, or regulatory requirements; (v) volatile coal, petroleum coke, diesel, natural gas, electricity, and transportation costs and the consistent availability of trucks, truck drivers, and rail cars to deliver the Company’s products to its customers and solid fuels to its plants on a timely basis at competitive prices; (vi) the Company’s ability to expand its operations through projects and acquisitions of businesses with related or similar operations and the Company’s ability to obtain any required financing for such projects and acquisitions, to integrate the projects and acquisitions into the Company’s overall operations, and to sell any resulting increased production at acceptable prices; (vii) inadequate demand and/or prices for the Company’s lime and limestone products due to increased competition from competitors, including new entrants into our markets, increasing competition for certain customer accounts, conditions in the U.S. economy, recessionary pressures in and the impact of government policies, including changes in immigration policy, on the overall economy and particular industries, including construction, oil and gas services, utility plants, steel, and industrial, moderation in current areas of active growth, including data center construction, effects of governmental fiscal and budgetary constraints, including the level of highway construction and infrastructure funding, changes to tax laws, legislative impasses, extended governmental shutdowns, reduced levels of government staffing, downgrades and defaults on U.S. government obligations, trade wars, tariffs, international incidents, including conflicts in Ukraine, the Middle East, and Latin America, oil cartel production and supply actions, sanctions, economic and regulatory uncertainties under state governments and the United States Administration and Congress, inflation, recession, and other macroeconomic concerns, Federal Reserve responses to macroeconomic concerns and other pressures, including changing interest rates, inability to continue to maintain or increase prices for the Company’s products, including passing through any increased costs of energy, labor, parts and supplies, and changes in inflationary expectations; (viii) ongoing and possible new regulations, investigations, enforcement actions and costs, legal expenses, penalties, fines, assessments, litigation, judgments and settlements, taxes, and disruptions and limitations of operations, including those related to climate change, health and safety, human capital, equal employment opportunities, and other social, environmental, governance, and sustainability considerations, and those that could impact the Company’s ability to continue or renew its operating permits or successfully secure new permits in connection with its modernization and expansion and development projects; (ix) estimates of resources and reserves and remaining lives of reserves; (x) the impact of potential pandemics, epidemics, or disease outbreaks, and governmental responses thereto, including decreased demand, lower prices, tightened labor and other markets, and increased costs, and the risk of non-compliance with health and safety protocols and mandates, on the Company’s financial condition, results of operations, cash flows, and competitive position; (xi) the impact of social or political unrest; (xii) risks relating to mine safety and reclamation and remediation; and (xiii) other risks and uncertainties set forth in this Report or indicated from time to time in the Company’s filings with the SEC, including the Company’s Quarterly Reports on Form 10-Q.

OVERVIEW.

Set forth below is certain selected financial data for the five years ended December 31, 2025:

	Years Ended December 31,
	2025	2024	2023	2022	2021

	(dollars in thousands, except per share amounts)
Operating results
Total revenues	$372,727	317,721	281,330	236,150	189,255
Gross profit	$182,398	143,981	102,867	70,342	59,260
Operating profit	$157,859	124,923	85,422	54,783	46,417
Other (income) expense, net	$(13,158)	(11,460)	(7,940)	(1,779)	(101)
Income tax expense	$36,742	27,544	18,813	11,133	9,473
Net income	$134,275	108,839	74,549	45,429	37,045

Net income per share of common stock:
Basic	$4.69	3.81	2.62	1.60	1.31
Diluted	$4.67	3.79	2.61	1.60	1.31
Dividends per share of common stock	$0.24	0.20	0.16	0.16	0.13

	As of December 31,
	2025	2024	2023	2022	2021
Total assets	$681,044	543,163	440,602	367,772	279,098
Stockholders’ equity per outstanding common share	$22.00	17.39	13.78	11.30	9.82
Employees	346	345	333	338	308

General.

We have identified one reportable business segment, lime and limestone operations, based on the distinctness of our activities and products. All operations are in the United States.

Our revenues increased 17.3% in 2025 compared to 2024, due to an increase in sales volume of our lime and limestone products of 11.7% and a 5.6% increase in average selling prices. The increase in sales volume was primarily due to increased demand from our construction, environmental, and steel customers, partially offset by decreased demand from our oil and gas services customers. Our gross profit increased 26.7% in 2025, compared to 2024, primarily due to the increased revenues discussed above.

Our other (income) expense, net was $13.2 million income in 2025, compared to $11.5 million income in 2024, an increase of $1.7 million. The increase in other (income) expense, net in 2025, compared to 2024, was due to interest earned on higher average balances of our cash and cash equivalents.

Our net income increased $25.4 million, or 23.4%, in 2025, compared to 2024. Net income per fully diluted share increased to $4.67 in 2025, compared to $3.79 in 2024, an increase of 23.2%.

Cash flows from operations enabled us to make $62.7 million of capital investments in 2025. It also enabled us to pay $6.9 million in dividends in 2025 and increase our cash and cash equivalents balances to $371.1 million as of December 31, 2025, compared to $278.0 million as of December 31, 2024. As of December 31, 2025 and 2024, we had no debt outstanding.

Our new vertical kiln and related equipment and infrastructure at our Texas Lime plant is expected to start up in the summer of 2026. We expect the total costs of the Texas kiln project to be approximately $65 million when completed. As of December 31, 2025, we have paid an aggregate of $37.3 million on the project, and we anticipate most of the remaining costs will be paid in 2026. We will begin to depreciate the new kiln and related equipment when they consistently produce commercially saleable quicklime.

In January 2026, much of North America experienced an expansive major winter storm which interrupted commerce in the areas we serve. Our plants did not sustain any damage from the storm, but product shipments were interrupted for a period of time. The impact, if any, on our first quarter 2026 financial performance, has not been determined. In addition to shipment delays to our customers from weather-related interruptions, we anticipate the weakness in demand we saw from our roof shingle customers in the fourth quarter 2025 will continue in early 2026.

On February 2, 2026, we announced that our Board of Directors had declared a regular quarterly cash dividend of $0.06 per share. The dividend is payable on March 13, 2026, to stockholders of record on February 20, 2026.

Absent a significant acquisition opportunity arising during 2026, we anticipate funding our operating and capital needs and our regular cash dividends from our cash balances on hand and cash flows from operations.

Our Operations.

We produce and sell crushed limestone, PLS, aggregate, quicklime, hydrated lime and lime slurry. The principal factors affecting our success are the level of demand and prices for our products and whether we are able to maintain sufficient production levels and product quality while controlling costs.

Adverse weather conditions, such as ice storms, freezing weather, hurricanes, tornadoes, excessive rains, and flooding, generally reduce the demand for lime and limestone products supplied to construction-related customers that account for a significant amount of our revenues. Inclement weather also interferes with our open-pit mining operations and can disrupt our plant production and product shipments. In addition to weather, various maintenance, environmental, accident, and other operational and construction issues can also disrupt our operations and increase our operating expenses.

Demand for our lime and limestone products in our market areas is also affected by general economic, political, and regulatory conditions, the pace of construction, including the level of governmental and private funding for highway, infrastructure, and data center construction, utility plant usage of coal for power generation, the demand for steel, the demand for roof shingles, and the level and oil and gas drilling in our markets.

Texas continues to invest heavily in its transportation infrastructure, including directing certain sales and use tax revenues, state motor vehicle sales and rental tax revenues, and oil and gas tax revenues to the State Highway Fund, as required under the Texas constitution. The major metropolitan areas in Texas continue to experience net population growth and are characterized by solid new housing demand and related infrastructure growth. With these funding sources and investment, we expect to see strong continued demand from our construction customers, but the timing and amount of any increase in demand is uncertain and subject to weather, political, economic, and other factors.

Our modernization and expansion and development projects in Texas, Arkansas, and Oklahoma, our acquisitions in Oklahoma and Missouri, and our Texas slurry operations have positioned us to meet the demand for high-quality lime and limestone products in our markets. Our modernization and expansion and development projects have also equipped us with up-to-date, fuel-efficient plant facilities, which have resulted in lower production costs and greater operating efficiencies, thus enhancing our competitive position. All of our rotary kilns are preheater kilns, and the addition of the vertical kiln at St. Clair further increased the fuel efficiency of our fleet of kilns. Future projects, such as our new kiln project at Texas Lime, will create opportunities for further fuel efficiency.

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

We continue to believe that the enhanced efficiency and production capacity resulting from our modernization and expansion and development projects in Texas, Arkansas, and Oklahoma, our expanded slurry operations, our acquisitions, including the acquisitions of Carthage and Mill Creek, and the operational strategies that we have implemented have allowed us to increase our efficiency, grow production capacity, improve product quality, better serve existing customers, attract new customers, and control costs. However, there can be no assurance that demand and prices for our lime and limestone products will enable us to fully utilize any additional production capacity, nor that our production will not be adversely affected by weather, maintenance, regulatory, accident, cybersecurity, and other operational and construction issues; that we can successfully invest in improvements to our existing facilities and acquisitions; that our results will not be adversely affected by increases in fuel, natural gas, electricity, transportation, and freight costs, taxes, or new environmental, health and safety, or other regulatory requirements; or that, with increasing competition with other lime and limestone producers, our revenues, gross profit, net income, and cash flows can be maintained or improved.

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

RESULTS OF OPERATIONS.

The following table sets forth certain financial information expressed as a percentage of revenues for the three years ended December 31, 2025:

	Year Ended December 31,
	2025	2024	2023
Revenues	100.0%	100.0%	100.0%
Cost of revenues
Labor and other operating expenses	(44.4)	(47.2)	(55.1)
Depreciation, depletion and amortization	(6.7)	(7.5)	(8.3)
Gross profit	48.9	45.3	36.6
Selling, general and administrative expenses	(6.5)	(5.9)	(6.2)
Operating profit	42.4	39.4	30.4
Other (income) expense, net	3.5	3.6	2.8
Income tax expense	(9.9)	(8.7)	(6.7)
Net income	36.0%	34.3%	26.5%

2025 vs. 2024

Our revenues in 2025 increased to $372.7 million from $317.7 million in 2024, an increase of $55.0 million, or 17.3%. The increase in revenues in 2025 was due to an 11.7% increase in sales volumes and a 5.6% increase in average selling prices for our lime and limestone products. The increase in sales volumes was principally due to increased demand from our construction, including the construction of some large data centers in the regions we serve, environmental, and steel customers, partially offset by decreased demand from our oil and gas services customers.

Our gross profit increased to $182.4 million in 2025 from $144.0 million in 2024, an increase of $38.4 million, or 26.7%. The increase in gross profit in 2025, compared to 2024, resulted primarily from the increased revenues discussed above.

Selling, general and administrative expenses (“SG&A”) increased to $24.5 million in 2025, an increase of $5.5 million, or 28.8%, compared to $19.1 million in 2024. As a percentage of revenues, SG&A was 6.5% in 2025, compared to 5.9% in 2024. The increase in SG&A was primarily due to increased personnel expenses in 2025 compared to 2024.

Other (income) expense, net was $13.2 million income in 2025, compared to $11.5 million income in 2024, an increase of $1.7 million. The increase in other (income) expense, net in 2025, compared to 2024, was due to interest earned on higher average balances of our cash and cash equivalents.

Income tax expense was $36.7 million in 2025, for an effective rate of 21.5%, compared to $27.5 million in 2024, for an effective rate of 20.2%, an increase of $9.2 million, primarily due to the increase in income before income taxes in 2025, compared to 2024. Our effective income tax rates in 2025 and 2024 were increased from the statutory rate primarily due to state income taxes and disallowed executive compensation, and reduced primarily by statutory depletion in excess of basis.

Net income increased to $134.3 million ($4.67 per share diluted) in 2025, compared to $108.8 million ($3.79 per share diluted) in 2024, an increase of $25.4 million, or 23.4%.

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

SG&A increased to $19.1 million in 2024, an increase of $1.6 million, or 9.2%, compared to $17.4 million in 2023. As a percentage of revenues, SG&A was 5.9% in 2024, compared to 6.2% in 2023. The increase in SG&A was primarily due to increased personnel expenses, including stock-based compensation, in 2024, compared to 2023.

Other (income) expense, net was $11.5 million income in 2024, compared to $7.9 million income in 2023, an increase of $3.5 million. The increase in other (income) expense, net in 2024, compared to 2023, was due to interest earned on higher average balances of our cash and cash equivalents.

Income tax expense was $27.5 million in 2024, for an effective rate of 20.2%, compared to $18.8 million in 2023, for an effective rate of 20.2%, an increase of $8.7 million, primarily due to the increase in income before income taxes in 2024, compared to 2023. Our effective income tax rates in 2024 and 2023 were reduced from the statutory rate primarily due to statutory depletion in excess of basis, and increased primarily due to disallowed executive compensation and state income taxes.

Net income increased to $108.8 million ($3.79 per share diluted) in 2024, compared to $74.5 million ($2.61 per share diluted) in 2023, an increase of $34.3 million, or 46.0%.

Summary of Quarterly Financial Data

(dollars in thousands except per share amounts)

	2025
	March 31,	June 30,	September 30,	December 31,
Revenues	$91,253	91,518	102,016	87,940
Gross profit	$46,156	41,878	52,189	42,175
Operating profit	$39,894	35,689	46,262	36,014
Net income	$34,113	30,831	38,782	30,549

Basic income per common share	$1.19	1.08	1.35	1.07
Diluted income per common share	$1.19	1.07	1.35	1.06

	2024
	March 31,	June 30,	September 30,	December 31,
Revenues	$71,687	76,545	89,427	80,062
Gross profit	$30,607	34,822	43,113	35,439
Operating profit	$25,759	29,940	38,137	31,087
Net income	$22,439	26,057	33,353	26,990

Basic income per common share	$0.79	0.91	1.17	0.94
Diluted income per common share	$0.78	0.91	1.16	0.94

FINANCIAL CONDITION.

Capital Requirements. We require capital primarily for normal recurring capital and re-equipping projects, modernization and expansion and development projects, and acquisitions. Our capital needs are expected to be met principally from cash on hand, cash flows from operations, and our $75.0 million revolving credit facility.

We expect to spend approximately $25.0 million per year over the next several years for normal recurring capital and re-equipping projects at our plants and facilities to maintain or improve efficiency, ensure compliance with

Environmental Laws, meet customer needs, and reduce costs. As of December 31, 2025, we had $18.6 million in open orders for equipment and construction services contracts, including $15.9 million of contractual obligations relating to the new kiln project at Texas Lime.

Liquidity and Capital Resources. Net cash provided by operating activities was $165.0 million in 2025, compared to $126.0 million in 2024, an increase of $39.0 million, or 30.9%. Our net cash provided by operating activities is composed of net income, depreciation, depletion and amortization (“DD&A”), other non-cash items included in net income, and changes in working capital. In 2025, net cash provided by operating activities was principally composed of $134.3 million net income, $25.2 million DD&A, and $8.1 million stock-based compensation, partially offset by a $0.7 million decrease in deferred income taxes and a $2.6 million decrease from changes in working capital. In 2025, the changes in working capital were principally composed of a $4.0 million increase in trade receivables, net, primarily as a result of increased sales in the fourth quarter 2025, compared to the fourth quarter 2024, and a $3.2 million increase in inventories, primarily due to increases in the costs of our supply of critical parts, partially offset by a $4.5 million increase in accounts payable and accrued expenses. In 2024, net cash provided by operating activities was principally composed of $108.8 million net income, $24.2 million DD&A, and $4.9 million stock-based compensation, partially offset by a $1.0 million decrease in deferred income taxes and an $11.0 million decrease from changes in working capital. In 2024, the changes in working capital were principally composed of a $5.9 million increase in trade receivables, net, primarily as a result of increased sales in the fourth quarter 2024, compared to the fourth quarter 2023, a $3.4 million increase in inventories, primarily due to increases in the costs of our supply of critical parts and the volume of our solid fuel stockpiles, and a $1.0 million decrease in accounts payable and accrued expenses.

Net cash used in investing activities was $62.5 million for 2025, compared to $26.9 million for 2024. Net cash used in investing activities for 2025 included $35.9 million on the Texas kiln project and $4.6 million for real property purchases. Net cash used in investing activities for 2024 included $1.4 million on the Texas kiln project and $1.6 million for real property purchases.

Net cash used in financing activities primarily consisted of $6.9 million for dividend payments and $2.7 million to repurchase shares of our common stock in 2025, compared to $5.7 million for dividend payments and $3.5 million to repurchase shares of our common stock in 2024.

Our cash and cash equivalents at December 31, 2025 increased to $371.1 million from $278.0 million at December 31, 2024.

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

At December 31, 2025, we had no debt outstanding and no draws on the Revolving Facility other than $4.7 million of letters of credit, principally related to the Texas kiln project, which count as draws against the available commitment under the Revolving Facility.

Common Stock Buybacks. We spent $2.7 million, $3.5 million, and $1.3 million in 2025, 2024, and 2023, respectively, to repurchase treasury shares tendered for payment of the tax withholding liability upon the lapse of restrictions on restricted stock.

Contractual Obligations. The following table sets forth our contractual obligations as of December 31, 2025 (in thousands):

	Payments Due by Period
					More Than
Contractual Obligations	Total	1 Year	2 - 3 Years	4 - 5 Years	5 Years
Operating leases(1)	$4,394	1,713	1,983	408	290
Limestone mineral leases	$2,315	123	354	283	1,555
Purchase obligations(2)(3)	$41,009	34,989	6,020	—	—
Other liabilities	$1,401	120	240	240	801
Total	$49,119	36,945	8,597	931	2,646
(1)	Represents operating leases for railcars, corporate office space, and some equipment that are either non-cancelable or subject to significant penalty upon cancellation.
(2)	Of these obligations, $3,749 were recorded on the Consolidated Balance Sheet at December 31, 2025.
(3)	Purchase obligations includes enforceable agreements to purchase goods, equipment, or services that specify all significant terms, including fixed or minimum quantities to be purchased, generally pertaining to fuel contracts, fixed-price provisions, and the approximate timing of the transaction, and are either non-cancelable or subject to significant penalty upon cancellation, including $15.9 million, $2.7 million of which is on the Consolidated Balance Sheet at December 31, 2025, related to the Texas kiln project.

Absent a significant acquisition, we believe that cash on hand and cash flows from operations will be sufficient to meet our operating needs, ongoing capital needs, including our current and possible future modernization and expansion and development projects, such as the Texas kiln project, and liquidity needs and allow us to pay our regular cash dividends for the short-term and beyond.

Off-Balance Sheet Arrangements. We do not utilize off-balance sheet financing arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

INTEREST RATE RISK.

We could be exposed to changes in interest rates, primarily as a result of floating interest rates on the Revolving Facility. There was no outstanding balance on the Revolving Facility subject to interest rate risk at December 31, 2025. Any future borrowings under the Revolving Facility would be subject to interest rate risk. Additionally, our cash and cash equivalents earn interest which is reported in Other (income) expense, net on the Consolidated Statements of Income. A future decrease in interest rates could reduce the amount of interest that we earn on our cash and cash equivalents.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
United States Lime & Minerals, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of United States Lime & Minerals, Inc. (a Texas corporation) and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 26, 2026 expressed an unqualified opinion.

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

Critical audit matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2005.

Dallas, Texas
February 26, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
United States Lime & Minerals, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of United States Lime & Minerals, Inc. (a Texas corporation) and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2025, and our report dated February 26, 2026 expressed an unqualified opinion on those financial statements.

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

Dallas, Texas
February 26, 2026

United States Lime & Minerals, Inc.

Consolidated Balance Sheets

(dollars in thousands, except share and per share amounts)

	December 31,	December 31,
	2025	2024
ASSETS
Current assets
Cash and cash equivalents	$371,124	$278,031
Trade receivables, net	47,933	43,982
Inventories	30,908	27,686
Prepaid expenses and other current assets	5,351	5,083
Total current assets	455,316	354,782
Property, plant and equipment
Mineral reserves and land	67,817	60,952
Proved natural gas properties, successful-efforts method	15,934	15,934
Buildings and building and leasehold improvements	13,527	13,246
Machinery and equipment	447,545	393,312
Furniture and fixtures	1,422	1,409
Automotive equipment	8,367	8,393
Property, plant, and equipment	554,612	493,246
Less accumulated depreciation and depletion	(333,191)	(310,355)
Property, plant, and equipment, net	221,421	182,891
Operating lease right-of-use assets	3,864	4,855
Other assets, net	443	635
Total assets	$681,044	$543,163
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$14,516	$8,819
Current portion of operating lease liabilities	1,643	1,602
Accrued expenses	7,473	6,541
Total current liabilities	23,632	16,962
Deferred tax liabilities, net	22,999	23,659
Operating lease liabilities, excluding current portion	2,370	3,437
Other liabilities	1,283	1,364
Total liabilities	50,284	45,422
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock, $5.00 par value; authorized 500,000 shares; none issued	—	—
Common stock, $0.10 par value; 45,000,000 shares authorized at December 31, 2025 and 2024; 29,742,653 and 29,671,768 shares issued at December 31, 2025 and 2024, respectively	2,975	2,968
Additional paid-in capital	48,839	40,549
Retained earnings	643,025	515,622
Less treasury stock, 1,074,460 and 1,051,931 shares at December 31, 2025 and 2024, respectively, at cost	(64,079)	(61,398)
Total stockholders’ equity	630,760	497,741
Total liabilities and stockholders’ equity	$681,044	$543,163

The accompanying notes are an integral part of these consolidated financial statements.

United States Lime & Minerals, Inc.

Consolidated Statements of Income

(dollars in thousands, except per share amounts)

	Years Ended December 31,
	2025	2024	2023
Revenues	$372,727	$317,721	$281,330
Cost of revenues
Labor and other operating expenses	165,452	149,885	154,930
Depreciation, depletion and amortization	24,877	23,855	23,533
	190,329	173,740	178,463
Gross profit	182,398	143,981	102,867
Selling, general, and administrative expenses	24,539	19,058	17,445
Operating profit	157,859	124,923	85,422

Other (income) expense, net	(13,158)	(11,460)	(7,940)
Income before income tax expense	171,017	136,383	93,362
Income tax expense	36,742	27,544	18,813
Net income	$134,275	$108,839	$74,549
Net income per share of common stock
Basic	$4.69	$3.81	$2.62
Diluted	$4.67	$3.79	$2.61

The accompanying notes are an integral part of these consolidated financial statements

United States Lime & Minerals, Inc.

Consolidated Statements of Stockholders’ Equity

(dollars in thousands)

	Common Stock		Additional
	Shares		Paid-In	Retained	Treasury
	Outstanding	Amount	Capital	Earnings	Stock	Total
Balances at December 31, 2022	28,410,395	2,941	32,258	342,504	(56,615)	321,088
Stock options exercised	46,440	5	108	—	—	113
Stock-based compensation	93,765	9	3,173	—	—	3,182
Treasury shares purchased	(27,820)	—	—	—	(1,274)	(1,274)
Cash dividends paid	—	—	—	(4,554)	—	(4,554)
Net income	—	—	—	74,549	—	74,549
Balances at December 31, 2023	28,522,780	2,955	35,539	412,499	(57,889)	393,104
Stock options exercised	52,025	5	125	—	—	130
Stock-based compensation	73,060	8	4,885	—	—	4,893
Treasury shares purchased	(28,028)	—	—	—	(3,509)	(3,509)
Cash dividends paid	—	—	—	(5,716)	—	(5,716)
Net income	—	—	—	108,839	—	108,839
Balances at December 31, 2024	28,619,837	2,968	40,549	515,622	(61,398)	497,741
Stock options exercised	12,000	1	159	—	—	160
Stock-based compensation	58,885	6	8,131	—	—	8,137
Treasury shares purchased	(22,529)	—	—	—	(2,681)	(2,681)
Cash dividends paid	—	—	—	(6,872)	—	(6,872)
Net income	—	—	—	134,275	—	134,275
Balances at December 31, 2025	28,668,193	$2,975	$48,839	$643,025	$(64,079)	$630,760

The accompanying notes are an integral part of these consolidated financial statements.

United States Lime & Minerals, Inc.

Consolidated Statements of Cash Flows

(dollars in thousands)

	Year Ended December 31,
	2025	2024	2023
OPERATING ACTIVITIES:
Net income	$134,275	$108,839	$74,549
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	25,219	24,169	23,827
Amortization of deferred financing costs	18	27	17
Deferred income taxes	(660)	(1,000)	(923)
Loss on disposition of property, plant, and equipment	584	49	363
Stock-based compensation	8,137	4,893	3,182
Changes in operating assets and liabilities:
Trade receivables, net	(3,951)	(5,930)	(4,460)
Inventories	(3,222)	(3,373)	(4,734)
Prepaid expenses and other current assets	(268)	(443)	(1,140)
Other assets	402	(97)	(142)
Accounts payable and accrued expenses	4,537	(1,010)	1,666
Other liabilities	(101)	(104)	54
Net cash provided by operating activities	164,970	126,020	92,259
INVESTING ACTIVITIES:
Purchase of property, plant, and equipment	(62,698)	(27,414)	(34,250)
Proceeds from sale of property, plant, and equipment	214	556	2,286
Net cash used in investing activities	(62,484)	(26,858)	(31,964)
FINANCING ACTIVITIES:
Cash dividends paid	(6,872)	(5,716)	(4,554)
Proceeds from exercise of stock options	160	130	113
Purchase of treasury shares	(2,681)	(3,509)	(1,274)
Net cash used in financing activities	(9,393)	(9,095)	(5,715)
Net increase in cash and cash equivalents	93,093	90,067	54,580
Cash and cash equivalents at beginning of period	278,031	187,964	133,384
Cash and cash equivalents at end of period	$371,124	$278,031	$187,964

The accompanying notes are an integral part of these consolidated financial statements.

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share amounts)

Years Ended December 31, 2025, 2024 and 2023

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

On July 12, 2024, the Company effected a 5-for-1 split of its common stock in the form of a stock dividend of four additional shares of common stock for each share outstanding to stockholders of record at the close of business on June 21, 2024 (the “Stock Split”). All share and per share information, including stock-based compensation, throughout this Report on Form 10-K has been retroactively adjusted to reflect the Stock Split. The shares of common stock retain a par value of $0.10 per share. Accordingly, an amount equal to the aggregate par value of the additional shares issued in the Stock Split was reclassified from additional paid-in capital to common stock for all periods presented.

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

(d)         Statements of Cash Flows

For purposes of reporting cash flows, the Company considers all bank deposits, money market funds, and highly liquid debt instruments with maturities at the time of purchase of three months or less to be cash

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share amounts)

Years Ended December 31, 2025, 2024 and 2023

equivalents. Cash equivalents are carried at cost plus accrued interest, which approximates fair market value. Supplemental cash flow information is presented below:

	Years Ended December 31,
	2025	2024	2023
Cash paid during the year for:
Interest	$117	169	196
Income taxes, net of refunds	$37,670	30,057	17,994

Non-cash investing activities:
Purchase of property, plant, and equipment included in accounts payable and accrued expenses	$3,749	1,657	1,196

(e)         Revenue Recognition

The Company recognizes revenue for its lime and limestone operations when (i) a contract with the customer exists and the performance obligations are identified; (ii) the price has been established; and (iii) the performance obligations have been satisfied, which is at a point in time, generally upon shipment. Revenues include external freight billed to customers, with related costs accounted for as fulfillment costs and included in cost of revenues. The Company operates within a single geographic region. The Company’s returns and allowances are minimal. External freight billed to customers included in revenues was $48,886, $45,514, and $46,270 for 2025, 2024, and 2023, respectively, which approximates the amount of external freight included in cost of revenues. Sales taxes billed to customers are not included in revenues.

(f)         Fair Value

Fair value is defined as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” The carrying values of cash and cash equivalents, trade receivables, other current assets, accounts payable, and accrued expenses approximate fair value due to the short maturities of these instruments.

(g)         Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash and cash equivalents and trade receivables. The Company places its cash and cash equivalents with high-credit quality financial institutions and in a money market fund that invests only in United States Treasury obligations. The Company’s cash and cash equivalents at commercial banking institutions normally exceed federally insured limits.

The majority of the Company’s trade receivables are unsecured. Payment terms for all trade receivables are based on the underlying purchase orders, contracts, or purchase agreements, and are generally fixed, short-term, and do not contain a significant financing component. The Company estimates credit losses relating to trade receivables based on an assessment of the current and forecasted probability of collection, historical trends, economic conditions, and other significant events that may impact the collectability of trade receivables. Due to the relatively homogenous nature of its trade receivables, the Company does not believe there is any meaningful asset-specific differences within its accounts receivable portfolio that would require the portfolio to be grouped below the consolidated level for review of credit losses. Credit losses relating to trade receivables have generally been within management expectations and historical trends. Uncollected trade receivables are

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share amounts)

Years Ended December 31, 2025, 2024 and 2023

charged-off when identified by management to be unrecoverable. Trade receivables are presented net of the related estimated credit losses, which totaled $601 at both December 31, 2025 and 2024. Additions, adjustments for expected credit loss factors, and write-offs to the Company’s estimated credit losses during the years ended December 31 were as follows:

	2025	2024
Beginning balance	$601	$575
Additions	81	110
Adjustments for expected credit loss factors	—	—
Write-offs	(81)	(84)
Ending balance	$601	$601

(h)         Inventories

Inventories are valued principally at the lower of cost, determined using the average cost method, or net realizable value. Costs for raw materials and finished goods include materials, labor, and production overhead. A summary of inventories is as follows:

	December 31,	December 31,
	2025	2024
Lime and limestone inventories:
Raw materials	$8,312	$8,947
Finished goods	3,815	3,000
	12,127	11,947
Parts inventories	18,781	15,739
	$30,908	$27,686

(i)         Property, Plant and Equipment

For major constructed assets, the capitalized cost includes the price paid by the Company for labor and materials plus interest and internal and external project management costs that are directly related to the constructed assets. Machinery and equipment at December 31, 2025 and 2024 included $46,157 and $8,098, respectively, of construction in progress for various capital projects. No interest costs were capitalized for the years ended December 31, 2025 and 2024. At December 31, 2025 and 2024, accounts payable and accrued expenses included $3,749 and $1,657, respectively, of capitalized costs. Selling, general, and administrative expenses included depreciation expense of $342, $318, and $294 in 2025, 2024, and 2023, respectively. Depreciation of property, plant and equipment is being provided for by the straight-line method over estimated useful lives as follows:

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

Years Ended December 31, 2025, 2024 and 2023

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

The Company reviews its long-lived assets for impairment, and, when events or circumstances indicate the carrying amount of an asset may not be recoverable, the Company determines if impairment of value exists. If the estimated undiscounted future net cash flows are less than the carrying amount of the asset, an impairment exists, and an impairment loss must be calculated and recorded. If an impairment exists, the impairment loss is calculated based on the excess of the carrying amount of the asset over the asset’s fair value. Any impairment loss is treated as a permanent reduction in the carrying value of the asset. The Company had no impairments in the years presented in the financial statements.

(j)         Asset Retirement Obligations

The Company recognizes legal obligations for reclamation and remediation associated with the retirement of long-lived assets at their fair value at the time the obligations are incurred (“AROs”). Over time, the liability for AROs is recorded at its present value each period through accretion expense, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, the Company either settles the AROs for the recorded amount or recognizes a gain or loss. The Company’s AROs of $1,401 and $1,484 as of December 31, 2025 and 2024, respectively, are included in Other liabilities and Accrued expenses on the Company’s Consolidated Balance Sheets. As of December 31, 2025, assets, net of accumulated depreciation, associated with the Company’s AROs totaled $535. During 2025 and 2024, the Company spent $172 and $94, respectively, on its AROs, and recognized accretion expense of $89, $102, and $99 in 2025, 2024, and 2023, respectively, on its AROs.

The AROs were estimated based on studies and the Company’s process knowledge and estimates and are discounted using a credit adjusted risk-free interest rate. The AROs are adjusted when further information warrants an adjustment. The Company estimates annual expenditures of approximately $100 per year in years 2026 through 2030 relating to its AROs.

(k)          Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2025	2024
Personnel related expenses	$3,766	$3,371
Income taxes	201	466
Other taxes	1,466	1,098
Utilities	1,137	893
Other	903	713
	$7,473	$6,541

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share amounts)

Years Ended December 31, 2025, 2024 and 2023

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

The Company incurred capital expenditures related to environmental matters of $1,579 in 2025, $997 in 2024, and $1,456 in 2023.

(m)         Income and Dividends Per Share of Common Stock

The following table sets forth the computation of basic and diluted income per common share:

	Years Ended December 31,

	2025	2024	2023
Net income for basic and diluted income per common share	$134,275	$108,839	$74,549
Weighted-average shares for basic income per common share	28,634,843	28,579,354	28,461,955
Effect of dilutive securities:
Employee and director stock options(1)	98,345	109,017	71,425
Adjusted weighted-average shares and assumed exercises for diluted income per common share	28,733,188	28,688,371	28,533,380
Basic net income per common share	$4.69	$3.81	$2.62
Diluted net income per common share	$4.67	$3.79	$2.61
(1)	Excludes 9,375 stock options in 2023 as antidilutive because the exercise price exceeded the average per share market price for the period presented. No stock options were excluded in 2025 and 2024 as antidilutive.

The Company paid $0.24, $0.20, and $0.16 of cash dividends per share of common stock in 2025, 2024, and 2023, respectively.

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

Years Ended December 31, 2025, 2024 and 2023

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

(p) New Accounting Pronouncements

Improvements to Income Tax Disclosures – In December 2023, the Financial Accounting Standards Board (“FASB”) issued guidance that expands income tax disclosures for public entities, including requiring enhanced disclosures related to the rate reconciliation and income taxes paid information (“ASU 2023-09”). ASU 2023-09 is effective for annual disclosures for fiscal years beginning after December 15, 2024. The guidance has been applied on a retrospective basis to all prior periods presented. The Company adopted ASU 2023-09 in the fourth quarter of 2025. See Note (4) Income Taxes.

Expense Disaggregation Disclosures - In November 2024, the FASB issued guidance that requires disclosure of specified information about certain costs and expenses in the notes to the consolidated financial statements (“ASU 2024-03”). ASU 2024-03 requires, among other things, public business entities include tabular and qualitative disclosures that disaggregate each relevant expense caption on the face of a statement of income and include certain natural expenses relevant to the Company. ASU 2024-03 is to be applied on a prospective basis and is effective for annual reporting periods beginning after December 15, 2026. This ASU will likely result in additional disclosures being included in the Company’s consolidated financial statements once adopted.

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

Years Ended December 31, 2025, 2024 and 2023

Cash Flow Leverage Ratio is less than 3.00 to 1.00 and no default or event of default exists or would exist after giving effect to such stock repurchase.

The Company had no debt outstanding at December 31, 2025 or 2024. The Company had $4,691 of letters of credit issued at December 31, 2025, which count as draws against the available commitment under the Revolving Facility.

(3) Leases

The Company has operating leases for the use of equipment, corporate office space, and some of its terminal and distribution facilities. The leases have remaining lease terms of 0 to 8 years, with a weighted-average remaining lease term of 4 years at December 31, 2025. Some operating leases include options to extend the leases for up to 5 years. The Company’s lease calculations include the impact of options to extend when it is reasonably certain the Company will exercise the option. The Company used a weighted-average discount rate of 5.5% and 6.4% for leases entered into during 2025 and 2024, respectively. The components of net operating lease costs for 2025, 2024, and 2023 were as follows:

		Year Ended December 31,
	Classification	2025	2024	2023
Operating lease costs(1)	Cost of revenues	$3,442	$2,642	$3,090
Operating lease costs(1)	Selling, general and administrative expenses	318	307	216
Rental revenues	Revenues	(222)	(332)	(470)
Rental revenues	Other (income) expense, net	(91)	(95)	(91)
Net operating lease costs		$3,447	$2,522	$2,745
(1)	Includes the costs of leases with a term of one year or less.

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share amounts)

Years Ended December 31, 2025, 2024 and 2023

As of December 31, 2025, future minimum payments under operating leases that were either non-cancelable or subject to significant penalty upon cancellation, including future minimum payments under renewal options that the Company is reasonably certain to exercise, were as follows:

2026	$1,712
2027	1,339
2028	645
2029	217
2030	191
Thereafter	290
Total future minimum lease payments	4,394
Less imputed interest	(381)
Present value of lease liabilities	$4,013

Supplemental cash flow information pertaining to the Company’s leasing activity for the years ended December 31, 2025, 2024, and 2023 was as follows:

	Year Ended December 31,
	2025	2024	2023
Cash payments for lease liabilities included in operating cash flows	$2,006	$1,954	$1,641
Right-of-use assets obtained in exchange for operating lease obligations	$508	$998	$1,286

(4) Income Taxes

On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was signed into law. The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act of 2017, including 100% bonus depreciation. The OBBBA did not have a material impact on the Company’s effective income tax rate for 2025, but it did reduce the Company’s cash tax outflows in 2025 from what they would have been under the previous federal tax law.

Income tax expense for the years ended December 31 was as follows:

	2025	2024	2023
Current income tax expense
Federal	$34,540	27,099	18,734
State	2,862	1,445	1,002
Deferred income tax (benefit) expense
Federal	(817)	(1,173)	(1,385)
State	157	173	462
Income tax expense	$36,742	$27,544	$18,813

The Company pays United States federal and state taxes. Federal and state income taxes paid, net of refunds, for the years ended December 31 were as follows:

	2025	2024	2023
Federal	$34,750	$29,550	$17,300
State	2,920	507	694
Total	$37,670	$30,057	$17,994

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share amounts)

Years Ended December 31, 2025, 2024 and 2023

A reconciliation of income taxes computed at the federal statutory rate to income tax expense for the years ended December 31 is as follows:

	2025		2024		2023
		Percent of		Percent of		Percent of
		Pretax		Pretax		Pretax
	Amount	Income	Amount	Income	Amount	Income
Income taxes computed at the federal statutory rate	$35,914	21.0%	$28,640	21.0%	$19,606	21.0%
(Reduction) increase in taxes resulting from:
State income taxes, net of federal income tax benefit	2,577	1.5	682	0.5	1,144	1.2
Nontaxable or nondeductible items:
Statutory depletion in excess of basis	(2,738)	(1.6)	(2,701)	(2.0)	(2,172)	(2.3)
Disallowed executive compensation	1,301	0.8	2,040	1.5	818	0.9
Stock-based compensation	(168)	(0.1)	(1,105)	(0.8)	(218)	(0.2)
Other	(144)	(0.1)	(12)	0.0	(365)	(0.4)
Income tax expense	$36,742	21.5%	$27,544	20.2%	$18,813	20.2%
The majority of the Company's state income taxes (greater than 50%) were paid in Texas, Arkansas, and Oklahoma for all years presented.

Components of the Company’s deferred tax liabilities and assets are as follows:

	December 31,	December 31,
	2025	2024
Deferred tax liabilities
Property, plant and equipment	$23,644	$24,187
Operating lease right-of-use assets	860	1,095
	24,504	25,282
Deferred tax assets
Operating lease liabilities	893	1,136
Other	613	487
	1,506	1,623
Deferred tax liabilities, net	$22,998	$23,659

Current income taxes are classified on the Company’s Consolidated Balance Sheets as follows:

	December 31,	December 31,
	2025	2024
Accrued expenses	$201	$466

The Company had no federal net operating loss carry forwards at December 31, 2025. The Company reduces deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is “more likely than not” that some portion or all of the deferred tax assets will not be realized. Deferred tax assets are considered fully recognizable because of the Company’s recent income history and expectations of income in the future. The Company’s federal income tax returns for the year ended December 31, 2022 and subsequent years remain subject to examination. The Company’s income tax returns in certain state income tax jurisdictions remain subject to examination for various periods for the year ended December 31, 2021 and subsequent years.

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share amounts)

Years Ended December 31, 2025, 2024 and 2023

(5) Employee Retirement Plans

The Company has a contributory retirement (401(k)) savings plans for non-union employees and for union employees of Arkansas Lime Company, Carthage Crushed Limestone, and Texas Lime Company. Company contributions to these plans were $389, $352 and $329 in 2025, 2024, and 2023, respectively.

(6) Stock-Based Compensation

The Plan provides for stock options, restricted stock, and dollar-denominated cash awards, including performance-based awards. In addition to stock options, restricted stock, and cash awards, the Plan provides for the grant of stock appreciation rights, deferred stock, and other stock-based awards to directors, officers, employees, and consultants.

The Plan was amended in 2024 to increase the number of shares of Company common stock reserved for stock-based awards under the Plan and to make other changes. At December 31, 2025, the number of shares of common stock remaining available for future grants of stock options, restricted stock, or other forms of stock-based awards under the Plan was 774,101. Stock options granted under the Plan expire ten years from the date of grant and generally become exercisable, or vest, immediately. Restricted stock generally vests over periods of one-half to three years. Upon the exercise of stock options, the Company issues common stock from its non-issued authorized or treasury shares that have been reserved for issuance pursuant to the Plan. Forfeitures are recognized in the period they occur.

The Company recorded $8,137, $4,893, and $3,182 for stock-based compensation expense related to stock options and shares of restricted stock for 2025, 2024, and 2023, respectively. The amounts included in cost of revenues were $352, $320, and $248 and in selling, general, and administrative expense were $7,785, $4,573, and $2,934, for 2025, 2024, and 2023, respectively.

A summary of the Company’s stock option and restricted stock activity and related information for the year ended December 31, 2025 and certain other information for the years ended December 31, 2025, 2024, and 2023 are as follows:

		Weighted-			Weighted-
		Average	Aggregate		Average
	Stock	Exercise	Intrinsic	Restricted	Grant-Date
	Options	Price	Value	Stock	Fair Value
Outstanding (stock options); non-vested (restricted stock) at December 31, 2024	167,000	$28.13	$17,469	79,007	$98.09
Granted	3,809	99.81	76	59,315	116.63
Exercised (stock options); vested (restricted stock)	(12,000)	13.34	958	(71,559)	109.33
Forfeited	—	—	—	(445)	59.46
Outstanding (stock options); non-vested (restricted stock) at December 31, 2025	158,809	$30.97	$14,097	66,318	$102.81
Exercisable at December 31, 2025	158,809	$30.97	$14,097	n/a	n/a

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share amounts)

Years Ended December 31, 2025, 2024 and 2023

	2025	2024	2023
Weighted-average fair value of stock options granted during the year	$36.76	$27.04	$16.86
Weighted-average remaining contractual life for stock options in years	5.45	5.92	6.85
Total fair value of stock options vested during the year	$368	$744	$434
Total intrinsic value of stock options exercised during the year	$958	$3,455	$1,589
Total fair value of restricted stock vested during the year	$7,824	$3,839	$2,663

There were no non-vested stock options at December 31, 2025, and the weighted-average remaining contractual life of the outstanding and exercisable stock options at such date was 5.45 years. The total compensation cost not yet recognized for restricted stock at December 31, 2025 was $6,312, which will be recognized over the weighted average of 1.03 years.

The fair value for the stock options was estimated at the date of grant using a lattice-based option valuation model, with the following weighted-average assumptions for the 2025, 2024, and 2023 grants: risk-free interest rates of 3.72% in 2025, 4.57% in 2024, and 3.41% to 3.84% (weighted average 3.74%) in 2023; a dividend yield of 0.24% in 2025, 0.31% in 2024, and 0.35% to 0.48% (weighted average 0.39%) in 2023; and a volatility factor of .358 in 2025, .406 in 2024, and .389 to .400 (weighted average .397) in 2023, based on the daily per-share closing prices for 5 years preceding the date of issuance. In addition, the fair value of these options was estimated based on an expected life of 5 years. The fair value of restricted stock is based on the closing per-share price of the Company’s common stock on the date of grant.

(7) Share Repurchases

During 2025, pursuant to provisions in the Plan that allow employees and directors to pay the tax withholding liability upon the lapse of restrictions on restricted stock in either cash and/or delivery of shares of the Company’s common stock, the Company repurchased 22,529 shares at a weighted-average price of $119.00 per share.

(8) Commitments and Contingencies

The Company is party to lawsuits and claims arising in the normal course of business, none of which, in the opinion of management, is expected to have a material adverse effect on the Company’s financial condition, results of operations, cash flows, or competitive position.

The Company is not contractually committed to any planned capital expenditures until actual orders are placed for equipment or services. At December 31, 2025, the Company had $18,599 for open equipment and construction services contracts.

(9) Reportable Segment

The Company is managed as one reportable segment, lime and limestone operations, based on the distinctness of the Company’s activities and products. All operations are in the United States. During 2024, the Company determined that the activities of its natural gas interests and the associated level of review of those activities by the CODM precluded the natural gas activities from meeting the definition of an operating segment, as provided in ASC 280. In addition, previously unallocated items, including cash, interest income and expense, and other expense are now included as part of lime and limestone operations, and consolidated net income is now used as the measure of segment profit or loss. Segment disclosures for 2023 have been recast to be consistent with the 2025 and 2024 presentations.

United States Lime & Minerals, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except per share amounts)

Years Ended December 31, 2025, 2024 and 2023

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

The following table presents revenue, significant expenses, and profit for the years ended December 31, 2025, 2024, and 2023 as reviewed and used by the CODM. There are no other significant segment items or reconciling items to consolidated net income.

	2025	2024	2023
Revenues	$372,727	$317,721	$281,330
Less:
Fuel, energy, and transportation	89,598	82,232	88,521
Depreciation, depletion, and amortization	24,877	23,855	23,533
Outside services, maintenance, and supplies	33,871	28,536	29,310
Personnel expenses, cost of revenues	32,857	30,980	29,209
Other cost of revenues	9,126	8,137	7,890
Selling, general, and administrative expenses	24,539	19,058	17,445
Other (income) expense, net	(13,158)	(11,460)	(7,940)
Income tax expense	36,742	27,544	18,813
Net income	$134,275	$108,839	$74,549

(10) Subsequent Events

On February 2, 2026, the Company declared a regular quarterly cash dividend of $0.06 per share on the Company’s common stock. This dividend is payable on March 13, 2026 to stockholders of record at the close of business on February 20, 2026.

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

As of December 31, 2025, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in the 2013 “Internal Control-Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information appearing under “Election of Directors,” “Information About Our Nominees for Director,” “Information About Our Executive Officers Who Are Not Directors,” and “Corporate Governance” in the definitive Proxy Statement for the Company’s 2026 Annual Meeting of Shareholders (the “2026 Proxy Statement”) is hereby incorporated by reference in answer to this Item 10. The Company anticipates that it will file the 2026 Proxy Statement with the SEC on or before April 30, 2026.

ITEM 11. EXECUTIVE COMPENSATION.

The information appearing under “Executive Compensation” and “Compensation of Directors” in the 2026 Proxy Statement is hereby incorporated by reference in answer to this Item 11.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information appearing under “Voting Securities and Principal Shareholder,” “Shareholdings of Company Directors and Executive Officers,” and “Executive Compensation” in the 2026 Proxy Statement is hereby incorporated by reference in answer to this Item 12.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information appearing under “Voting Securities and Principal Shareholder” and “Corporate Governance” in the 2026 Proxy Statement is hereby incorporated by reference in answer to this Item 13.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information appearing under “Independent Auditors” in the 2026 Proxy Statement is hereby incorporated by reference in answer to this Item 14.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	1. The following financial statements are included in Item 8:

Reports of Independent Registered Public Accounting Firm (PCAOB ID Number 248)
Consolidated Financial Statements:
Consolidated Balance Sheets as of December 31, 2025 and 2024;
Consolidated Statements of Income for the Years Ended December 31, 2025, 2024 and 2023;
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2025, 2024 and 2023;
Consolidated Statements of Cash Flows for the Years Ended December 31, 2025, 2024 and 2023; and
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

10.1.2

Form of restricted stock grant agreement under the United States Lime & Minerals, Inc. 2001 Long-Term Incentive Plan, as Amended and Restated (incorporated by reference to Exhibit 10.1.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, File Number 000-4197).

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

19.1

United States Lime & Minerals, Inc. Insider Trading Policy, as Amended and Restated, dated February 26, 2025 (incorporated by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, File Number 000-4197).

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

UNITED STATES LIME & MINERALS, INC.

Date: February 26, 2026	By:	/s/ Timothy W. Byrne
Timothy W. Byrne,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: February 26, 2026	By:	/s/ Timothy W. Byrne
Timothy W. Byrne,
President, Chief Executive Officer, and Director (Principal Executive Officer)

Date: February 26, 2026	By:	/s/ Michael L. Wiedemer
Michael L. Wiedemer,
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: February 26, 2026	By:	/s/ Antoine M. Doumet
Antoine M. Doumet,
Director and Chairman of the Board

Date: February 26, 2026	By:	/s/ Richard W. Cardin
Richard W. Cardin,
Director

Date: February 26, 2026	By:	/s/ Sandra C. Duhé
Sandra C. Duhé,
Director

Date: February 26, 2026	By:	/s/ Tom S. Hawkins, Jr.
Tom S. Hawkins,
Director

Date: February 26, 2026	By:	/s/ Lila R. Weirich
Lila R. Weirich,
Director

Date: February 26, 2026	By:	/s/ Jon A. Wolkenstein
Jon A. Wolkenstein,
Director