Form 10-Q
period 2026-03-31
UNITED STATES LIME & MINERALS INC
filed 2026-04-30
CIK 82020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: As of April 28, 2026, 28,682,056 shares of common stock, $0.10 par value, were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

(Unaudited)

	March 31,	December 31,
	2026	2025
ASSETS
Current assets
Cash and cash equivalents	$383,165	$371,124
Trade receivables, net	58,111	47,933
Inventories	30,607	30,908
Prepaid expenses and other current assets	4,382	5,351
Total current assets	476,265	455,316
Property, plant, and equipment	570,861	554,612
Less accumulated depreciation and depletion	(338,769)	(333,191)
Property, plant, and equipment, net	232,092	221,421
Operating lease right-of-use assets	3,481	3,864
Other assets, net	1,999	443
Total assets	$713,837	$681,044
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$11,714	$14,516
Current portion of operating lease liabilities	1,618	1,643
Accrued expenses	9,643	7,473
Total current liabilities	22,975	23,632
Deferred tax liabilities, net	26,429	22,999
Operating lease liabilities, excluding current portion	2,008	2,370
Other liabilities	1,266	1,283
Total liabilities	52,678	50,284
Stockholders’ equity
Common stock	2,976	2,975
Additional paid-in capital	50,745	48,839
Retained earnings	671,887	643,025
Less treasury stock, at cost	(64,449)	(64,079)
Total stockholders’ equity	661,159	630,760
Total liabilities and stockholders’ equity	$713,837	$681,044

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2026		2025
Revenues	$87,833	100.0%	$91,253	100.0%
Cost of revenues
Labor and other operating expenses	39,561	45.1%	39,047	42.8%
Depreciation, depletion and amortization	6,520	7.4%	6,050	6.6%
	46,081	52.5%	45,097	49.4%
Gross profit	41,752	47.5%	46,156	50.6%
Selling, general, and administrative expenses	5,969	6.8%	6,262	6.9%
Operating profit	35,783	40.7%	39,894	43.7%

Other (income) expense, net	(3,229)	(3.7)%	(3,091)	(3.4)%
Income before income tax expense	39,012	44.4%	42,985	47.1%
Income tax expense	8,430	9.6%	8,872	9.7%
Net income	$30,582	34.8%	$34,113	37.4%
Net income per share of common stock
Basic	$1.07		$1.19
Diluted	$1.06		$1.19

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(dollars in thousands)

(Unaudited)

	Common Stock		Additional
	Shares		Paid-In	Retained	Treasury
	Outstanding	Amount	Capital	Earnings	Stock	Total
Balances at December 31, 2025	28,668,193	$2,975	$48,839	$643,025	$(64,079)	$630,760
Stock options exercised	12,000	1	127	—	—	128
Stock-based compensation	4,953	—	1,779	—	—	1,779
Treasury shares purchased	(3,090)	—	—	—	(370)	(370)
Cash dividends paid	—	—	—	(1,720)	—	(1,720)
Net income	—	—	—	30,582	—	30,582
Balances at March 31, 2026	28,682,056	$2,976	$50,745	$671,887	$(64,449)	$661,159

	Common Stock		Additional
	Shares		Paid-In	Retained	Treasury
	Outstanding	Amount	Capital	Earnings	Stock	Total
Balances at December 31, 2024	28,619,837	$2,968	$40,549	$515,622	$(61,398)	$497,741
Stock options exercised	12,000	1	159	—	—	160
Stock-based compensation	4,800	—	2,336	—	—	2,336
Treasury shares purchased	(3,838)	—	—	—	(424)	(424)
Cash dividends paid	—	—	—	(1,719)	—	(1,719)
Net income	—	—	—	34,113	—	34,113
Balances at March 31, 2025	28,632,799	$2,969	$43,044	$548,016	$(61,822)	$532,207

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
OPERATING ACTIVITIES:
Net income	$30,582	$34,113
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	6,598	6,137
Amortization of deferred financing costs	6	6
Deferred income taxes	3,430	(571)
Loss on disposition of property, plant, and equipment	75	106
Stock-based compensation	1,779	2,336
Changes in operating assets and liabilities:
Trade receivables, net	(10,178)	(11,790)
Inventories	301	(174)
Prepaid expenses and other current assets	969	1,012
Other assets	(1,562)	164
Accounts payable and accrued expenses	82	8,113
Other liabilities	(20)	(18)
Net cash provided by operating activities	32,062	39,434
INVESTING ACTIVITIES:
Purchase of property, plant, and equipment	(18,340)	(14,852)
Proceeds from sale of property, plant, and equipment	281	4
Net cash used in investing activities	(18,059)	(14,848)
FINANCING ACTIVITIES:
Cash dividends paid	(1,720)	(1,719)
Proceeds from exercise of stock options	128	160
Purchase of treasury shares	(370)	(424)
Net cash used in financing activities	(1,962)	(1,983)
Net increase in cash and cash equivalents	12,041	22,603
Cash and cash equivalents at beginning of period	371,124	278,031
Cash and cash equivalents at end of period	$383,165	$300,634

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by United States Lime & Minerals, Inc. (the “Company”) without independent audit. In the opinion of the Company’s management, all adjustments of a normal and recurring nature necessary to present fairly the financial position, results of operations, and cash flows for the periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2025. The results of operations for the three-month period ended March 31, 2026 are not necessarily indicative of operating results for the full year.

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

3. Accounting Policies

Revenue Recognition. The Company recognizes revenue for its lime and limestone operations when (i) a contract with the customer exists and the performance obligations are identified; (ii) the price has been established; and (iii) the performance obligations have been satisfied, which is generally upon shipment. The Company’s returns and allowances are minimal. Revenues include external freight billed to customers, with related costs accounted for as fulfillment costs and included in cost of revenues. External freight billed to customers included in 2026 and 2025 revenues was $11.7 million and $11.4 million, for the respective three-month periods ended March 31, which approximates the amount of external freight included in cost of revenues. Sales taxes billed to customers are not included in revenues.

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

New Accounting Pronouncements. In November 2024, the Financial Accounting Standards Board issued guidance that requires disclosure of specified information about certain costs and expenses in the notes to the Consolidated Financial Statements (“ASU 2024-03”). ASU 2024-03 requires, among other things, that public business entities include tabular and qualitative disclosures that disaggregate each relevant expense caption on the face of a statement of income and include certain natural expenses relevant to the Company. ASU 2024-03 is to be applied on a prospective basis and is effective for annual reporting periods beginning after December 15, 2026. This ASU will likely result in additional disclosures being included in the Company’s consolidated financial statements once adopted.

4. Reportable Segment

The Company is managed as one reportable segment, lime and limestone operations, based on the distinctness of the Company’s activities and products. All operations are in the United States. The Company has determined that the activities of its natural gas interests and the associated level of review of those activities by the chief operating decision maker (“CODM”) precluded the natural gas activities from meeting the definition of an operating segment.

The Company’s CODM is the chief executive officer. The Company’s lime and limestone operations segment derives revenues from the sale of crushed limestone, pulverized limestone, aggregate, quicklime, hydrated lime, and lime slurry.

In evaluating the operating results of the Company, the CODM assesses performance for the lime and limestone operations segment and decides how to allocate resources (including, but not limited to, decisions on fuel blends, capital investments, and staffing levels) based on net income that is also reported on the Consolidated Statements of Operations. The measure of segment assets is reported on the Consolidated Balance Sheets as “Total assets,” and the measure of segment capital expenditures is reported on the Consolidated Statements of Cash Flows as “Purchase of property, plant, and equipment.”

The following table presents revenue, significant expenses, and profit for the periods ended March 31, 2026 and 2025, as reviewed and used by the CODM (in thousands). There are no other significant segment items or reconciling items to consolidated net income.

	Three Months Ended
	March 31,
	2026	2025
Revenues	$87,833	$91,253
Less:
Fuel, energy, and transportation	21,973	20,265
Depreciation, depletion, and amortization	6,520	6,050
Outside services, maintenance, and supplies	7,134	8,355
Personnel expenses, cost of revenues	8,129	7,940
Other cost of revenues	2,325	2,487
Selling, general, and administrative expenses	5,969	6,262
Other (income) expense, net	(3,229)	(3,091)
Income tax expense	8,430	8,872
Net income	$30,582	$34,113

5. Income and Dividends Per Share of Common Stock

The following table sets forth the computation of basic and diluted income per common share (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2026	2025
Net income for basic and diluted income per common share	$30,582	$34,113
Weighted-average shares for basic income per common share	28,671	28,623
Effect of dilutive securities:
Employee and director stock options(1)	99	96
Adjusted weighted-average shares and assumed exercises for diluted income per common share	28,770	28,719
Basic net income per common share	$1.07	$1.19
Diluted net income per common share	$1.06	$1.19
(1)	Stock options are considered anti-dilutive if the exercise price exceeds the average per share market price for the period. No stock options were excluded for any of the periods presented above as anti-dilutive.

The Company paid $0.06 of cash dividends per share of common stock in each of the three-month periods ended March 31, 2026 and 2025.

6. Inventories

Inventories are valued principally at the lower of cost, determined using the average cost method, or net realizable value. Costs for raw materials and finished goods include materials, labor, and production overhead. A summary of inventories is as follows (in thousands):

	March 31,	December 31,
	2026	2025
Lime and limestone inventories:
Raw materials	$7,657	$8,312
Finished goods	3,908	3,815
	11,565	12,127
Parts inventories	19,042	18,781
	$30,607	$30,908

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

As of March 31, 2026, the Company had no debt outstanding and no draws on the Revolving Facility other than $4.6 million of letters of credit, principally related to the new kiln project at the Texas Lime Company plant, which count as draws against the available commitment under the Revolving Facility.

8. Leases

The Company has operating leases for the use of equipment, corporate office space, and some of its terminal and distribution facilities. The leases have remaining lease terms of 0 to 8 years, with a weighted-average remaining lease term of 3 years and 4 years at March 31, 2026 and December 31, 2025, respectively. Some operating leases include options to extend the leases for up to 5 years and are only considered in the lease terms if the Company is reasonably certain it will exercise the option to extend.

The components of net operating lease costs for the three months ended March 31, 2026 and 2025 were as follows (in thousands):

		Three Months Ended March 31,
	Classification	2026	2025
Operating lease costs(1)	Cost of revenues	$705	$724
Operating lease costs(1)	Selling, general and administrative expenses	79	85
Rental revenues	Revenues	(51)	(55)
Rental revenues	Other (income) expense, net	(26)	(31)
Net operating lease costs		$708	$723
(1)	Includes the costs of leases with a term of one year or less.

As of March 31, 2026, future minimum payments under operating leases that were either non-cancelable or subject to significant penalty upon cancellation, including future minimum payments under renewal options that the Company is reasonably certain to exercise, were as follows (in thousands):

2026	$1,272
2027	1,328
2028	635
2029	217
2030	191
Thereafter	290
Total future minimum lease payments	3,934
Less imputed interest	(308)
Present value of lease liabilities	$3,626

Supplemental cash flow information pertaining to the Company’s leasing activity for the three months ended March 31, 2026 and 2025 is as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Cash payments for lease liabilities included in operating cash flows	$466	$450
Right-of-use assets obtained in exchange for operating lease obligations	$—	$176

9. Income Taxes

The Company has estimated that its effective income tax rate for 2026 will be 21.6%. The primary reason for the effective income tax rate being above the federal statutory rate is due to state income taxes, partially offset by statutory depletion, which is allowed for income tax purposes and is a permanent difference between net income for financial reporting purposes and taxable income.

10. Dividends

On March 13, 2026, the Company paid $1.7 million in cash dividends, based on a dividend of $0.06 per share of its common stock, to shareholders of record at the close of business on February 20, 2026.

11. Subsequent Event

On April 29, 2026, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.06 per share on the Company’s common stock. This dividend is payable on June 12, 2026, to shareholders of record at the close of business on May 22, 2026.

ITEM 2:     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements. Any statements contained in this Report that are not statements of historical fact are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements in this Report, including without limitation statements relating to the Company’s plans, strategies, objectives, expectations, intentions, and adequacy of resources, are identified by such words as “will,” “could,” “should,” “would,” “believe,” “possible,” “potential,” “expect,” “intend,” “plan,” “schedule,” “estimate,” “anticipate,” and “project.” The Company undertakes no obligation to publicly update or revise any forward-looking statements. The Company cautions that forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from expectations, including without limitation the following: (i) the Company’s plans, strategies, objectives, expectations, and intentions are subject to change at any time at the Company’s discretion; (ii) the Company’s plans and results of operations will be affected by its ability to maintain or increase its revenues and manage any growth; (iii) the Company’s ability to meet short-term and long-term liquidity demands, including meeting the Company’s operating and capital needs, including possible acquisitions and paying dividends, and conditions in the credit and equity markets, including the ability of the Company’s customers to meet their obligations; (iv) interruptions to operations and increased expenses at the Company’s facilities resulting from changes in mining methods or conditions, variability of chemical or physical properties of the Company’s limestone and its impact on process equipment and product quality, inclement weather conditions, including more severe and frequent weather events resulting from climate change, natural disasters, accidents, IT systems failures or disruptions, including due to cybersecurity threats and incidents, utility disruptions, supply chain delays and disruptions, labor shortages and disruptions, or regulatory requirements; (v) volatile coal, petroleum coke, diesel, natural gas, electricity, and transportation costs and the consistent availability of trucks, truck drivers, and rail cars to deliver the Company’s products to its customers and solid fuels to its plants on a timely basis at competitive prices; (vi) the Company’s ability to expand its operations through projects and acquisitions of businesses with related or similar operations and the Company’s ability to obtain any required financing for such projects and acquisitions, to integrate the projects and acquisitions into the Company’s overall operations, and to sell any resulting increased production at acceptable prices; (vii) inadequate demand and/or prices for the Company’s lime and limestone products due to increased competition from competitors, including new entrants into our markets, increasing competition for certain customer accounts, conditions in the U.S. economy, recessionary pressures in and the impact of government policies, including changes in immigration policy, on the overall economy and particular industries, including construction, oil and gas services, utility plants, steel, and industrial, moderation in areas of active growth, including data center construction, effects of governmental fiscal and budgetary constraints, including the level of highway construction and infrastructure funding, changes to tax laws, including the One Big Beautiful Bill Act, legislative impasses, extended governmental shutdowns, reduced levels of government staffing, downgrades and defaults on U.S. government obligations, tariffs, trade wars, international conflicts and incidents, oil cartel production and supply actions, sanctions, embargoes, and blockades, economic and regulatory uncertainties under state governments and the United States Administration and Congress, inflation, recession, and other macroeconomic concerns, Federal Reserve responses to macroeconomic concerns and other pressures, including changing interest rates, and inability to continue to maintain or increase prices for the Company’s products, including passing through any increased costs of energy, transportation, labor, parts, and supplies, and changes in inflationary expectations; (viii) ongoing and possible new regulations, investigations, enforcement actions and costs, legal expenses, penalties, fines, assessments, litigation, judgments and settlements, taxes, and disruptions and limitations of operations, including those related to climate change, health and safety, human capital, equal employment opportunities, and other social, environmental, governance, and sustainability considerations, and those that could impact the Company’s ability to continue or renew its operating permits or successfully secure new permits in connection with its modernization and expansion and development projects; (ix) estimates of resources and reserves and remaining lives of reserves; (x) the impact of potential pandemics, epidemics, or disease outbreaks, and governmental responses thereto, including decreased demand, lower prices, tightened labor and other markets, and increased costs, and the risk of non-compliance with health and safety protocols and mandates, on the Company’s financial condition, results of operations, cash flows, and competitive position; (xi) the impact of social or political unrest; (xii) risks relating to mine safety and reclamation and remediation; and (xiii) other risks and uncertainties set forth in this Report or indicated from time to time in the Company’s filings with the Securities and Exchange Commission (the “SEC”), including the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 and subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

Overview.

We are a manufacturer of lime and limestone products, supplying primarily the construction (including highway, road, and building contractors), industrial (including paper and glass manufacturers), environmental (including municipal sanitation and water treatment facilities and flue gas treatment processes), metals (including steel producers), roof shingle manufacturers, agriculture (including poultry producers), and oil and gas services industries. We are headquartered in Dallas, Texas and operate lime and limestone plants and distribution facilities in Arkansas, Colorado, Louisiana, Missouri, Oklahoma, and Texas through our wholly owned subsidiaries, Arkansas Lime Company, ART Quarry TRS LLC (DBA Carthage Crushed Limestone), Colorado Lime Company, Mill Creek Dolomite, LLC, Texas Lime Company, U.S. Lime Company, U.S. Lime Company-Shreveport, U.S. Lime Company-St. Clair, and U.S. Lime Company-Transportation. In addition, through our wholly owned subsidiary, U.S. Lime Company-O & G, LLC, we have royalty and non-operated working interests in natural gas wells located in Johnson County, Texas, in the Barnett Shale Formation.

Our revenues decreased 3.7% in the first quarter 2026, compared to the first quarter 2025, primarily due to a 3.4% decrease in sales volumes of our lime and limestone products, which was principally due to decreased demand from our construction, oil and gas, and roof shingle customers, partially offset by increased demand from our steel customers, and a 0.2% decrease in the average selling prices for our lime and limestone products. During the first quarter 2026, we caught up on most of the weather-related shipping interruptions that resulted from the January winter storm. Although we experienced our first revenue decrease against the comparable prior-year quarter since the COVID pandemic began in 2020, we remain optimistic about the balance of the year, including as it pertains to demand from our construction customers.

Our gross profit decreased 9.5% in the first quarter 2026, compared to the first quarter 2025. The decrease in gross profit resulted primarily from the decrease in revenues discussed above and higher fuel and transportation costs. Our net income was $30.6 million ($1.06 per share diluted) in the first quarter 2026, compared to net income of $34.1 million ($1.19 per share diluted) in the first quarter 2025, a decrease of $3.5 million, or 10.4%.

In 2024, we began construction on a new vertical kiln and related equipment and infrastructure at our Texas Lime Company plant. We estimate that the construction costs of the Texas kiln project will total approximately $65 million, and we anticipate it will start up in the summer of 2026. We will begin to depreciate the new kiln and related equipment when they consistently produce commercially saleable quicklime.

Liquidity and Capital Resources.

Net cash provided by operating activities was $32.1 million in the first quarter 2026, compared to $39.4 million in the first quarter 2025, a decrease of $7.4 million, or 18.7%. Our net cash provided by operating activities is composed of net income, depreciation, depletion, and amortization (“DD&A”), deferred income taxes, stock-based compensation, other non-cash items included in net income, and changes in working capital. In the first quarter 2026, net cash provided by operating activities was principally composed of $30.6 million net income, $6.6 million DD&A, $3.4 million deferred income taxes, and $1.8 million stock-based compensation, partially offset by a $10.4 million decrease from changes in operating assets and liabilities. Changes in operating assets and liabilities in the first quarter 2026 included an increase of $10.2 million in trade receivables, net, due primarily to timing of the sales in the first quarter 2026 compared to the fourth quarter 2025, and an increase of $1.6 million in other assets, partially offset by a decrease of $0.3 million in inventories and a decrease of $1.0 million in prepaid expenses and other current assets. In the first quarter 2025, net cash provided by operating activities was principally composed of $34.1 million net income, $6.1 million DD&A, and $2.3 million stock-based compensation, partially offset by $0.6 million deferred income taxes and a $2.7 million decrease from changes in operating assets and liabilities. Changes in operating assets and liabilities in the first quarter 2025 included an increase of $11.8 million in trade receivables, net, due primarily to increased sales in the first quarter 2025 compared to the fourth quarter 2024, and an increase of $0.2 million in inventories, partially offset by a decrease of $1.0 million in prepaid expenses and other current assets and an increase of $8.1 million in accounts payable and accrued expenses.

We had $18.3 million in capital expenditures in the first quarter 2026, compared to $14.9 million in the first quarter 2025. Capital expenditures in the first quarter 2026 included $10.0 million related to the Texas kiln project, compared to $7.8 million in the first quarter 2025. Net cash used in financing activities was $2.0 million in both the first quarter 2026 and 2025, consisting primarily of cash dividends paid in each period.

Cash and cash equivalents increased $12.0 million to $383.2 million at March 31, 2026 from $371.1 million at December 31, 2025.

We are not committed to any planned capital expenditures until actual orders are placed for equipment. As of March 31, 2026, we were committed to $5.3 million of open purchase orders related to the Texas kiln project. We did not have any other material commitments for open purchase orders. As of March 31, 2026, we had incurred a total of $48.5 million on the Texas kiln project, of which $45.9 million had been paid in cash.

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

At March 31, 2026, we had no debt outstanding and no draws on the Revolving Facility other than $4.6 million of letters of credit, principally related to the Texas kiln project, which count as draws against the available commitment under the Revolving Facility. We believe that, absent a significant acquisition, cash on hand and cash flows from operations will be sufficient to meet our operating needs, ongoing capital needs, including current and possible future modernization, expansion, and development projects, and liquidity needs and allow us to pay regular quarterly cash dividends for the near future.

Results of Operations.

Revenues in the first quarter 2026 were $87.8 million, compared to $91.3 million in the first quarter 2025, a decrease of $3.4 million, or 3.7%. The decrease in our revenues in the first quarter 2026, compared to the first quarter 2025, resulted primarily from decreased sales volumes of our lime and limestone products, principally due to decreased demand from our construction, oil and gas, and roof shingle customers, partially offset by increased demand from our steel customers.

Gross profit was $41.8 million in the first quarter 2026, compared to $46.2 million in the first quarter 2025, a decrease of $4.4 million, or 9.5%. The decrease in gross profit in the first quarter 2026, compared to the first quarter 2025, resulted primarily from the decreased revenues discussed above and higher fuel and transportation costs.

Selling, general, and administrative (“SG&A”) expenses were $6.0 million in the first quarter 2026, compared to $6.3 million in the first quarter 2025, a decrease of $0.3 million, or 4.7%. The decrease in SG&A expenses in the first quarter 2026, compared to the first quarter 2025, was primarily due to decreased personnel expenses, including stock-based compensation.

Other (income) expense, net was $3.2 million income in the first quarter 2026, compared to $3.1 million income in the first quarter 2025, an increase of $0.1 million, primarily due to interest earned on higher average balances of cash and cash equivalents.

Income tax expense was $8.4 in the first quarter 2026, compared to $8.9 million in the first quarter 2025. The decrease in income tax expense was due to the decrease in income before taxes.

Our net income was $30.6 million ($1.06 per share diluted) in the first quarter 2026, compared to net income of $34.1 million ($1.19 per share diluted) in the first quarter 2025, a decrease of $3.5 million, or 10.4%.

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

PART II.     OTHER INFORMATION

ITEM 2:     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our 2001 Long-Term Incentive Plan, as Amended and Restated, allows employees and directors to pay the exercise price for stock options and the tax withholding liability upon the lapse of restrictions on restricted stock by payment in cash and/or delivery of shares of common stock.  There were no repurchases in the first quarter 2026 pursuant to these provisions or otherwise.

ITEM 4:    MINE SAFETY DISCLOSURES

Under Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of SEC Regulation S-K, each operator of a coal or other mine is required to include disclosures regarding certain mine safety results in its periodic reports filed with the SEC. The operation of our quarries, underground mines and plants is subject to regulation by the federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977. The required information regarding certain mining safety and health matters, broken down by mining complex, for the quarter ended March 31, 2026, is presented in Exhibit 95.1 to this Report.

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

UNITED STATES LIME & MINERALS, INC.

April 30, 2026	By:	/s/ Timothy W. Byrne
Timothy W. Byrne
President and Chief Executive Officer
(Principal Executive Officer)

April 30, 2026	By:	/s/ Michael L. Wiedemer
Michael L. Wiedemer
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)