Form 10-Q
period 2026-06-30
UNITED STATES LIME & MINERALS INC
filed 2026-07-30
CIK 82020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: As of July 28, 2026, 28,688,363 shares of common stock, $0.10 par value, were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

(Unaudited)

	June 30,	December 31,
	2026	2025
ASSETS
Current assets
Cash and cash equivalents	$402,642	$371,124
Trade receivables, net	61,029	47,933
Inventories	32,049	30,908
Prepaid expenses and other current assets	4,729	5,351
Total current assets	500,449	455,316
Property, plant, and equipment	584,000	554,612
Less accumulated depreciation and depletion	(342,058)	(333,191)
Property, plant, and equipment, net	241,942	221,421
Operating lease right-of-use assets	3,104	3,864
Other assets, net	1,866	443
Total assets	$747,361	$681,044
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$10,482	$14,516
Current portion of operating lease liabilities	1,556	1,643
Accrued expenses	6,132	7,473
Total current liabilities	18,170	23,632
Deferred tax liabilities, net	30,518	22,999
Operating lease liabilities, excluding current portion	1,690	2,370
Other liabilities	1,252	1,283
Total liabilities	51,630	50,284
Stockholders’ equity
Common stock	2,977	2,975
Additional paid-in capital	52,529	48,839
Retained earnings	704,674	643,025
Less treasury stock, at cost	(64,449)	(64,079)
Total stockholders’ equity	695,731	630,760
Total liabilities and stockholders’ equity	$747,361	$681,044

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
Revenues	$99,126	100.0%	$91,518	100.0%	$186,959	100.0%	$182,771	100.0%
Cost of revenues
Labor and other operating expenses	46,040	46.5%	43,532	47.5%	85,601	45.8%	82,579	45.2%
Depreciation, depletion and amortization	6,364	6.4%	6,108	6.7%	12,884	6.9%	12,158	6.6%
	52,404	52.9%	49,640	54.2%	98,485	52.7%	94,737	51.8%
Gross profit	46,722	47.1%	41,878	45.8%	88,474	47.3%	88,034	48.2%
Selling, general, and administrative expenses	6,067	6.1%	6,189	6.8%	12,036	6.4%	12,451	6.8%
Operating profit	40,655	41.0%	35,689	39.0%	76,438	40.9%	75,583	41.4%

Other (income) expense, net	(3,374)	(3.4)%	(3,098)	(3.4)%	(6,603)	(3.5)%	(6,189)	(3.3)%
Income before income tax expense	44,029	44.4%	38,787	42.4%	83,041	44.4%	81,772	44.7%
Income tax expense	9,519	9.6%	7,956	8.7%	17,949	9.6%	16,828	9.2%
Net income	$34,510	34.8%	$30,831	33.7%	$65,092	34.8%	$64,944	35.5%
Net income per share of common stock
Basic	$1.20		$1.08		$2.27		$2.27
Diluted	$1.20		$1.07		$2.26		$2.26

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(dollars in thousands)

(Unaudited)

	Common Stock		Additional
	Shares		Paid-In	Retained	Treasury
	Outstanding	Amount	Capital	Earnings	Stock	Total
Balances at December 31, 2025	28,668,193	$2,975	$48,839	$643,025	$(64,079)	$630,760
Stock options exercised	12,000	1	127	—	—	128
Stock-based compensation	4,953	—	1,779	—	—	1,779
Treasury shares purchased	(3,090)	—	—	—	(370)	(370)
Cash dividends paid	—	—	—	(1,720)	—	(1,720)
Net income	—	—	—	30,582	—	30,582
Balances at March 31, 2026	28,682,056	2,976	50,745	671,887	(64,449)	661,159
Stock-based compensation	6,342	1	1,784	—	—	1,785
Cash dividends paid	—	—	—	(1,723)	—	(1,723)
Net income	—	—	—	34,510	—	34,510
Balances at June 30, 2026	28,688,398	$2,977	$52,529	$704,674	$(64,449)	$695,731

	Common Stock		Additional
	Shares		Paid-In	Retained	Treasury
	Outstanding	Amount	Capital	Earnings	Stock	Total
Balances at December 31, 2024	28,619,837	$2,968	$40,549	$515,622	$(61,398)	$497,741
Stock options exercised	12,000	1	159	—	—	160
Stock-based compensation	4,800	—	2,336	—	—	2,336
Treasury shares purchased	(3,838)	—	—	—	(424)	(424)
Cash dividends paid	—	—	—	(1,719)	—	(1,719)
Net income	—	—	—	34,113	—	34,113
Balances at March 31, 2025	28,632,799	2,969	43,044	548,016	(61,822)	532,207
Stock-based compensation	6,740	1	1,970	—	—	1,971
Cash dividends paid	—	—	—	(1,718)	—	(1,718)
Net income	—	—	—	30,831	—	30,831
Balances at June 30, 2025	28,639,539	$2,970	$45,014	$577,129	$(61,822)	$563,291

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2026	2025
OPERATING ACTIVITIES:
Net income	$65,092	$64,944
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	13,039	12,332
Amortization of deferred financing costs	12	6
Deferred income taxes	7,519	(2,289)
Loss on disposition of property, plant, and equipment	72	290
Stock-based compensation	3,564	4,307
Changes in operating assets and liabilities:
Trade receivables, net	(13,096)	(10,410)
Inventories	(1,141)	2,091
Prepaid expenses and other current assets	622	1,534
Other assets	(1,435)	171
Accounts payable and accrued expenses	(3,082)	528
Other liabilities	(39)	(39)
Net cash provided by operating activities	71,127	73,465
INVESTING ACTIVITIES:
Purchase of property, plant, and equipment	(36,247)	(28,126)
Proceeds from sale of property, plant, and equipment	323	241
Net cash used in investing activities	(35,924)	(27,885)
FINANCING ACTIVITIES:
Cash dividends paid	(3,443)	(3,437)
Proceeds from exercise of stock options	128	160
Purchase of treasury shares	(370)	(424)
Net cash used in financing activities	(3,685)	(3,701)
Net increase in cash and cash equivalents	31,518	41,879
Cash and cash equivalents at beginning of period	371,124	278,031
Cash and cash equivalents at end of period	$402,642	$319,910

See accompanying notes to condensed consolidated financial statements.

UNITED STATES LIME & MINERALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by United States Lime & Minerals, Inc. (the “Company”) without independent audit. In the opinion of the Company’s management, all adjustments of a normal and recurring nature necessary to present fairly the financial position, results of operations, and cash flows for the periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2025. The results of operations for the three- and six-month periods ended June 30, 2026 are not necessarily indicative of operating results for the full year.

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

3. Accounting Policies

Revenue Recognition. The Company recognizes revenue for its lime and limestone operations when (i) a contract with the customer exists and the performance obligations are identified; (ii) the price has been established; and (iii) the performance obligations have been satisfied, which is generally upon shipment. The Company’s returns and allowances are minimal. Revenues include external freight billed to customers, with related costs accounted for as fulfillment costs and included in cost of revenues. External freight billed to customers included in 2026 and 2025 revenues was $15.2 million and $12.2 million, for the respective three-month periods ended June 30, and $26.9 million and $23.6 million for the respective six-month periods ended June 30, which approximates the amount of external freight included in cost of revenues. Sales taxes billed to customers are not included in revenues.

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

New Accounting Pronouncements. In November 2024, the Financial Accounting Standards Board issued guidance that requires disclosure of specified information about certain costs and expenses in the notes to the Consolidated Financial

Statements (“ASU 2024-03”). ASU 2024-03 requires, among other things, that public business entities include tabular and qualitative disclosures that disaggregate each relevant expense caption on the face of a statement of income and include certain natural expenses relevant to the Company. ASU 2024-03 is to be applied on a prospective basis and is effective for annual reporting periods beginning after December 15, 2026. This ASU will result in additional disclosures being included in the Company’s consolidated financial statements once adopted.

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

The following table presents revenue, significant expenses, and profit for the three- and six-month periods ended June 30, 2026 and 2025, as reviewed and used by the CODM (in thousands). There are no other significant segment items or reconciling items to consolidated net income.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenues	$99,126	$91,518	$186,959	$182,771
Less:
Fuel, energy, and transportation	26,938	24,127	48,911	44,392
Depreciation, depletion, and amortization	6,364	6,108	12,884	12,158
Outside services, maintenance, and supplies	8,090	9,110	15,224	17,465
Personnel expenses, cost of revenues	8,346	8,295	16,475	16,235
Other cost of revenues	2,666	2,000	4,991	4,487
Selling, general, and administrative expenses	6,067	6,189	12,036	12,451
Other (income) expense, net	(3,374)	(3,098)	(6,603)	(6,189)
Income tax expense	9,519	7,956	17,949	16,828
Net income	$34,510	$30,831	$65,092	$64,944

5. Income and Dividends Per Share of Common Stock

The following table sets forth the computation of basic and diluted income per common share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net income for basic and diluted income per common share	$34,510	$30,831	$65,092	$64,944
Weighted-average shares for basic income per common share	28,686	28,637	28,679	28,630
Effect of dilutive securities:
Employee and director stock options(1)	90	92	94	98
Adjusted weighted-average shares and assumed exercises for diluted income per common share	28,776	28,729	28,773	28,728
Basic net income per common share	$1.20	$1.08	$2.27	$2.27
Diluted net income per common share	$1.20	$1.07	$2.26	$2.26
(1)	Stock options are considered anti-dilutive if the exercise price exceeds the average per share market price for the period. No stock options were excluded for the 2026 periods due to being anti-dilutive. For the three- and six-month periods ended June 30, 2025, 2 and 1 stock options were excluded, respectively, as anti-dilutive because the exercise price exceeded the average per share market price for the period.

The Company paid $0.06 of cash dividends per share of common stock in each of the three-month periods ended June 30, 2026 and 2025. The Company paid $0.12 of cash dividends per share of common stock in each of the six-month periods ended June 30, 2026 and 2025.

6. Inventories

Inventories are valued principally at the lower of cost, determined using the average cost method, or net realizable value. Costs for raw materials and finished goods include materials, labor, and production overhead. A summary of inventories is as follows (in thousands):

	June 30,	December 31,
	2026	2025
Lime and limestone inventories:
Raw materials	$8,778	$8,312
Finished goods	3,473	3,815
	12,251	12,127
Parts inventories	19,798	18,781
	$32,049	$30,908

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

As of June 30, 2026, the Company had no debt outstanding and no draws on the Revolving Facility other than $4.6 million of letters of credit, principally related to the new kiln project at the Texas Lime Company plant, which count as draws against the available commitment under the Revolving Facility.

8. Leases

The Company has operating leases for the use of equipment, corporate office space, and some of its terminal and distribution facilities. The leases have remaining lease terms of 0 to 8 years, with a weighted-average remaining lease term of 3 years and 4 years at June 30, 2026 and December 31, 2025, respectively. Some operating leases include options to extend the leases for up to 5 years and are only considered in the lease terms if the Company is reasonably certain it will exercise the option to extend.

The components of net operating lease costs for the three- and six-month periods ended June 30, 2026 and 2025 were as follows (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
	Classification	2026	2025	2026	2025
Operating lease costs(1)	Cost of revenues	$776	$975	$1,481	$1,699
Operating lease costs(1)	Selling, general and administrative expenses	79	78	158	162
Rental revenues	Revenues	—	(18)	(31)	(73)
Rental revenues	Other (income) expense, net	(6)	(23)	(32)	(54)
Net operating lease costs		$849	$1,012	$1,576	$1,734
(1)	Includes the costs of leases with a term of one year or less.

As of June 30, 2026, future minimum payments under operating leases that were either non-cancelable or subject to significant penalty upon cancellation, including future minimum payments under renewal options that the Company is reasonably certain to exercise, were as follows (in thousands):

2026 (excluding the six months ended June 30, 2026)	$854
2027	1,328
2028	635
2029	217
2030	191
Thereafter	290
Total future minimum lease payments	3,515
Less imputed interest	(269)
Present value of lease liabilities	$3,246

Supplemental cash flow information pertaining to the Company’s leasing activity for the six months ended June 30, 2026 and 2025 is as follows (in thousands):

	Six Months Ended June 30,
	2026	2025
Cash payments for lease liabilities included in operating cash flows	$922	$913
Right-of-use assets obtained in exchange for operating lease obligations	$—	$217

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

10. Dividends

On June 12, 2026, the Company paid $1.7 million in cash dividends, based on a dividend of $0.06 per share of its common stock, to stockholders of record at the close of business on May 22, 2026. On March 13, 2026, the Company paid $1.7 million in cash dividends, based on a dividend of $0.06 per share of its common stock, to stockholders of record at the close of business on February 20, 2026.

11. Subsequent Event

On July 29, 2026, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.06 per share on the Company’s common stock. This dividend is payable on September 11, 2026, to stockholders of record at the close of business on August 21, 2026.

ITEM 2:     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements. Any statements contained in this Report that are not statements of historical fact are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements in this Report, including without limitation statements relating to the Company’s plans, strategies, objectives, expectations, intentions, and adequacy of resources, are identified by such words as “will,” “could,” “should,” “would,” “believe,” “possible,” “potential,” “expect,” “intend,” “plan,” “schedule,” “estimate,” “anticipate,” and “project.” The Company undertakes no obligation to publicly update or revise any forward-looking statements. The Company cautions that forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from expectations, including without limitation the following: (i) the Company’s plans, strategies, objectives, expectations, and intentions are subject to change at any time at the Company’s discretion; (ii) the Company’s plans and results of operations will be affected by its ability to maintain or increase its revenues and manage any growth; (iii) the Company’s ability to meet short-term and long-term liquidity demands, including meeting the Company’s operating and capital needs, including possible acquisitions and paying dividends, conditions in the credit and equity markets, and the ability of the Company’s customers to meet their obligations; (iv) interruptions to operations and increased expenses at the Company’s facilities resulting from changes in mining methods or conditions, variability of chemical or physical properties of the Company’s limestone and its impact on process equipment and product quality, inclement weather conditions, including more severe and frequent weather events resulting from climate change, natural disasters, accidents, IT systems failures or disruptions, including due to cybersecurity threats and incidents, utility disruptions, supply chain delays and disruptions, labor shortages and disruptions, or regulatory requirements; (v) volatile coal, petroleum coke, diesel, natural gas, electricity, and transportation costs and the consistent availability of trucks, truck drivers, and rail cars to deliver the Company’s products to its customers and solid fuels to its plants on a timely basis at competitive prices; (vi) the Company’s ability to expand its operations through projects and acquisitions of businesses with related or similar operations and the Company’s ability to obtain any required financing for such projects and acquisitions, to integrate the projects and acquisitions into the Company’s overall operations, and to sell any resulting increased production at acceptable prices; (vii) inadequate demand and/or prices for the Company’s lime and limestone products due to increased competition from competitors, including new entrants into our markets, or other changes to the competitive landscape, increasing competition for certain customer accounts, conditions in the U.S. economy, recessionary pressures in and the impact of government policies, including changes in immigration policy, on the overall economy and particular industries, including construction, oil and gas services, utility plants, steel, and industrial, moderation in areas of active growth, including data center construction, effects of governmental fiscal and budgetary constraints, including the level of highway construction and infrastructure funding, changes to tax laws, legislative impasses, extended governmental shutdowns, reduced levels of government staffing, downgrades and defaults on U.S. government obligations, tariffs, trade wars, international conflicts and incidents, including the conflicts in the Middle East, oil cartel production and supply actions, sanctions, embargoes, and blockades, economic and regulatory uncertainties under state governments and the United States Administration and Congress, inflation, recession, and other macroeconomic concerns, Federal Reserve responses to macroeconomic concerns and other pressures, including changing interest rates, inability to continue to maintain or increase prices for the Company’s products, including passing through any increased costs of fuel, energy, transportation, labor, parts, and supplies, and changes in inflationary expectations; (viii) ongoing and possible new regulations, investigations, enforcement actions and costs, legal expenses, penalties, fines, assessments, litigation, judgments and settlements, taxes, and disruptions and limitations of operations, including those related to climate change, health and safety, human capital, equal employment opportunities, and other social, environmental, governance, and sustainability considerations, and those that could impact the Company’s ability to continue or renew its operating permits or successfully secure new permits in connection with its modernization and expansion and development projects; (ix) estimates of resources and reserves and remaining lives of reserves; (x) the impact of potential pandemics, epidemics, or disease outbreaks, and governmental responses thereto, including decreased demand, lower prices, tightened labor and other markets, and increased costs, and the risk of non-compliance with health and safety protocols and mandates, on the Company’s financial condition, results of operations, cash flows, and competitive position; (xi) the impact of social or political unrest; (xii) risks relating to mine safety and reclamation and remediation; and (xiii) other risks and uncertainties set forth in this Report or indicated from time to time in the Company’s filings with the Securities and Exchange Commission (the “SEC”), including the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 and subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

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

Our revenues increased 8.3% and 2.3% in the second quarter and first six months 2026, respectively, compared to the second quarter and first six months 2025. Revenues increased in the second quarter 2026, compared to the second quarter 2026, primarily due to a 6.6% increase in sales volumes of our lime and limestone products, and a 1.7% increase in the average selling prices for our lime and limestone products. Revenues increased in the first six months 2026, compared to the first six months 2025, primarily due to a 1.7% increase in sales volumes of our lime and limestone products, and a 0.7% increase in the average selling prices for our lime and limestone products. Increased sales volumes in the second quarter 2026 and first six months 2026 were principally due to increased demand from our construction and steel customers, partially offset by decreased demand from our roof shingle customers. Looking ahead, we anticipate that data center projects should continue to support strong construction demand.

Our gross profit increased 11.6% and 0.5% in the second quarter and first six months 2026, respectively, compared to the second quarter and first six months 2025. The increases in gross profit resulted primarily from the increases in revenues discussed above, partially offset by higher fuel and transportation costs. Our net income was $34.5 million ($1.20 per share diluted) in the second quarter 2026, compared to net income of $30.8 million ($1.07 per share diluted) in the second quarter 2025, an increase of $3.7 million, or 11.9%. For the first six months 2026, our net income was $65.1 million ($2.26 per share diluted), compared to $64.9 million ($2.26 per share diluted) for the first six months 2025, an increase of $0.1 million, or 0.2%.

In 2024, we began construction on a new vertical kiln and related equipment and infrastructure at our Texas Lime Company plant. We estimate that the construction costs of the Texas kiln project will total approximately $65 million, and we anticipate that the new kiln will come online this summer. We will begin to depreciate the new kiln and related equipment when they consistently produce commercially saleable quicklime.

Liquidity and Capital Resources.

Net cash provided by operating activities was $71.1 million in the first six months 2026, compared to $73.5 million in the first six months 2025, a decrease of $2.3 million, or 3.2%. Our net cash provided by operating activities is composed of net income, depreciation, depletion, and amortization (“DD&A”), deferred income taxes, stock-based compensation, other non-cash items included in net income, and changes in working capital. In the first six months 2026, net cash provided by operating activities was principally composed of $65.1 million net income, $13.0 million DD&A, $7.5 million deferred income taxes, and $3.6 million stock-based compensation, partially offset by a $18.2 million decrease from changes in operating assets and liabilities. Changes in operating assets and liabilities in the first six months 2026 included an increase of $13.1 million in trade receivables, net, due primarily to timing of the sales in the second quarter 2026 compared to the fourth quarter 2025, a decrease of $3.1 million in accounts payable and accrued expenses, an increase of $1.4 million in other assets, and an increase of $1.1 million in inventories, partially offset by a decrease of $0.6 million in prepaid expenses and other current assets. In the first six months 2025, net cash provided by operating activities was principally composed of $64.9 million net income, $12.3 million DD&A, and $4.3 million stock-based compensation, partially offset by $2.3 million deferred income taxes and a $6.1 million decrease from changes in operating assets and liabilities. Changes in operating assets and liabilities in the first six months 2025 included an increase of $10.4 million in trade receivables, net, due primarily to increased sales in the second quarter

2025 compared to the fourth quarter 2024, partially offset by decreases of $2.1 million in inventories and $1.5 million in prepaid expenses and other current assets and an increase of $0.5 million in accounts payable and accrued expenses.

We had $36.2 million in capital expenditures in the first six months 2026, compared to $28.1 million in the first six months 2025. Capital expenditures in the first six months 2026 included $20.9 million related to the Texas kiln project, compared to $14.1 million in the first six months 2025. Net cash used in financing activities was $3.7 million in both the first six months 2026 and 2025, consisting primarily of cash dividends paid in each period.

Cash and cash equivalents increased $31.5 million to $402.6 million at June 30, 2026 from $371.1 million at December 31, 2025.

We are not committed to any planned capital expenditures until actual orders are placed for equipment. As of June 30, 2026, we were committed to $2.5 million of open purchase orders related to the Texas kiln project. We did not have any other material commitments for open purchase orders. As of June 30, 2026, we had incurred a total of $57.7 million on the Texas kiln project, of which $56.8 million had been paid in cash.

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

At June 30, 2026, we had no debt outstanding and no draws on the Revolving Facility other than $4.6 million of letters of credit, principally related to the Texas kiln project, which count as draws against the available commitment under the Revolving Facility. We believe that, absent a significant acquisition, cash on hand and cash flows from operations will be sufficient to meet our operating needs, ongoing capital needs, including current and possible future modernization, expansion, and development projects, and liquidity needs and allow us to pay regular quarterly cash dividends for the near future.

Results of Operations.

Revenues in the second quarter 2026 were $99.1 million, compared to $91.5 million in the second quarter 2025, an increase of $7.6 million, or 8.3%. For the first six months 2026, revenues were $187.0 million, compared to $182.8 million in the first six months 2025, an increase of $4.2 million, or 2.3%. The increases in our revenues in the second quarter and first six months 2026, compared to the comparable 2025 periods, resulted primarily from increased sales volumes of our lime and limestone products, principally due to increased demand from our construction and steel customers, partially offset by decreased demand from our roof shingle customers.

Gross profit was $46.7 million in the second quarter 2026, compared to $41.9 million in the second quarter 2025, an increase of $4.8 million, or 11.6%. Gross profit was $88.5 million in the first six months 2026, compared to $88.0 million in the first six months 2025, an increase of $0.4 million, or 0.5%. The increases in gross profit in the second quarter and first six months 2026, compared to the comparable 2025 periods, resulted primarily from the increased revenues discussed above, partially offset by higher fuel and transportation costs.

Selling, general, and administrative (“SG&A”) expenses were $6.1 million in the second quarter 2026, compared to $6.2 million in the second quarter 2025, a decrease of $0.1 million, or 2.0%. SG&A expenses were $12.0 million in the first six months 2026, compared to $12.5 million in the first six months 2025, a decrease of $0.4 million, or 3.3%. The decreases in SG&A expenses in the 2026 periods, compared to the comparable 2025 periods, were primarily due to decreased personnel expenses, including stock-based compensation.

Other (income) expense, net was $3.4 million income in the second quarter 2026 and $6.6 million income in the first six months 2026, compared to $3.1 million income in the second quarter 2025 and $6.2 million income in the first six months 2025. The increases of $0.3 million and $0.4 million in other (income) expense, net, during the 2026 periods, compared to the comparable 2025 periods, were primarily due to interest earned on higher average balances of our cash and cash equivalents.

Income tax expense was $9.5 million and $17.9 million in the second quarter and first six months 2026, respectively, compared to $8.0 million and $16.8 million in the second quarter and first six months 2025, respectively. The increases in income tax expense in the 2026 periods, compared to the comparable 2025 periods, were primarily due to the increases in income before taxes.

Our net income was $34.5 million ($1.20 per share diluted) in the second quarter 2026, compared to net income of $30.8 million ($1.07 per share diluted) in the second quarter 2025, an increase of $3.7 million, or 11.9%. For the first six months 2026, our net income was $65.1 million ($2.26 per share diluted), compared to $64.9 million ($2.26 per share diluted) for the first six months 2025, an increase of $0.1 million, or 0.2%.

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

PART II.     OTHER INFORMATION

ITEM 2:     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our 2001 Long-Term Incentive Plan, as Amended and Restated, allows employees and directors to pay the exercise price for stock options and the tax withholding liability upon the lapse of restrictions on restricted stock by payment in cash and/or delivery of shares of common stock.  There were no repurchases in the second quarter 2026 pursuant to these provisions or otherwise.

ITEM 4:    MINE SAFETY DISCLOSURES

Under Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of SEC Regulation S-K, each operator of a coal or other mine is required to include disclosures regarding certain mine safety results in its periodic reports filed with the SEC. The operation of our quarries, underground mines and plants is subject to regulation by the federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977. The required information regarding certain mining safety and health matters, broken down by mining complex, for the quarter ended June 30, 2026, is presented in Exhibit 95.1 to this Report.

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

UNITED STATES LIME & MINERALS, INC.

July 30, 2026	By:	/s/ Timothy W. Byrne
Timothy W. Byrne
President and Chief Executive Officer
(Principal Executive Officer)

July 30, 2026	By:	/s/ Michael L. Wiedemer
Michael L. Wiedemer
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)